Form 10-QT
period 1997-03-31
FIRST INDUSTRIAL LP
filed 1997-06-20
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     / /   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
                 For the quarterly period ended March 31, 1997
     /X/   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934


                           --------------------------
                             Commission File Number
                           --------------------------


                             FIRST INDUSTRIAL, L.P.
             (Exact name of Registrant as specified in its Charter)



                 DELAWARE                             36-3924586
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)



            150 N. WACKER DRIVE, SUITE 150, CHICAGO, ILLINOIS 60606
                    (Address of principal executive offices)



                                 (312) 704-9000
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  / /      No /X/

                             FIRST INDUSTRIAL, L.P.
                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX




                                                                                            PAGE
                                                                                            ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


      Balance Sheets as of March 31, 1997 and December 31, 1996.......................        2

      Statements of Operations for the Three Months Ended March 31, 1997
      and March 31, 1996..............................................................        3

      Statements of Cash Flows for the Three Months Ended March 31, 1997
      and March 31, 1996..............................................................        4

      Notes to Financial Statements...................................................       5-10

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................      11-13


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................................         14
   Item 2.  Changes in Securities.....................................................         14
   Item 3.  Defaults Upon Senior Securities...........................................         14
   Item 4.  Submission of Matters to a Vote of Security Holders.......................         14
   Item 5.  Other Information.........................................................         14
   Item 6.  Exhibits and Reports on Form 8-K..........................................         14


SIGNATURE.............................................................................         15


EXHIBIT INDEX.........................................................................         16

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                             FIRST INDUSTRIAL, L.P.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)




                                                                                       March 31,             December 31,
                                                                                        1997                    1996
                                                                                       ---------             ------------
                                                                          ASSETS
Assets:
  Investment in Real Estate:
     Land.....................................................................         $ 81,773              $ 55,425
     Buildings and Improvements...............................................          442,660               291,942
     Construction in Progress.................................................              310                 6,414
     Less: Accumulated Depreciation...........................................          (10,867)               (8,133)
                                                                                       --------              --------
           Net Investment in Real Estate......................................          513,876               345,648
  Investment in Other Real Estate Partnerships................................          273,318               258,411
  Cash and Cash Equivalents...................................................              ---                 4,295
  Tenant Accounts Receivable, Net.............................................            1,744                 1,021
  Deferred Rent Receivable....................................................            1,455                 1,280
  Interest Rate Protection Agreements, Net....................................            1,989                 1,723
  Deferred Financing Costs, Net...............................................            1,251                 1,140
  Prepaid Expenses and Other Assets, Net......................................           15,409                 8,604
                                                                                       --------              --------
            Total Assets......................................................         $809,042              $622,122
                                                                                       ========              ========
                                                            LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage Loans Payable......................................................         $ 49,885              $ 45,578
  Acquisition Facility Payable................................................          148,100                 4,400
  Promissory Notes Payable....................................................              ---                 9,919
  Accounts Payable and Accrued Expenses.......................................           10,407                 8,770
  Rents Received in Advance and Security Deposits.............................            3,578                 1,942
  Distributions Payable.......................................................           16,904                16,281
                                                                                       --------              --------
            Total Liabilities.................................................          228,874                86,890
                                                                                       --------              --------
Commitments and Contingencies.................................................              ---                   ---
Partners' Capital:
  General Partner.............................................................          494,597               496,169
  Limited Partners............................................................           85,571                39,063
                                                                                       --------              --------
            Total Partners' Capital...........................................          580,168               535,232
                                                                                       --------              --------
            Total Liabilities and Partners' Capital...........................         $809,042              $622,122
                                                                                       ========              ========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                                             Three Months           Three Months
                                                                                Ended                  Ended
                                                                           March 31, 1997          March 31, 1996
                                                                           --------------          --------------
Revenues:
  Rental Income...................................................         $    14,690             $     4,004
  Tenant Recoveries and Other Income..............................               4,209                   1,916
                                                                           -----------             -----------
        Total Revenues............................................              18,899                   5,920
                                                                           -----------             -----------
Expenses:
  Real Estate Taxes...............................................               3,188                   1,026
  Repairs and Maintenance.........................................               1,084                     131
  Property Management.............................................                 841                     153
  Utilities.......................................................                 637                     116
  Insurance.......................................................                  48                      19
  Other...........................................................                 288                      62
  General and Administrative......................................               1,257                   1,098
  Interest........................................................               2,349                     591
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs......................................                (179)                     14
  Depreciation and Other Amortization.............................               3,000                   1,080
                                                                           -----------             -----------
        Total Expenses............................................              12,513                   4,290
                                                                           -----------             -----------
Income Before Equity in Income of Other Real Estate
  Partnerships and Extraordinary Loss.............................               6,386                   1,630
Equity in Income of Other Real Estate Partnerships................               5,834                   4,496
                                                                           -----------             -----------
Income Before Extraordinary Loss..................................              12,220                   6,126
Extraordinary Loss................................................                 ---                    (821)
                                                                           -----------             -----------
Net Income........................................................         $    12,220             $     5,305
                                                                           ===========             ============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                              Three Months               Three Months
                                                                                  Ended                      Ended
                                                                             March 31, 1997             March 31, 1996
                                                                         ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................    $       12,220             $        5,305
  Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
  Depreciation.......................................................             2,734                        818
  Amortization of Interest Rate Protection Agreements and
     Deferred Financing Costs........................................              (179)                        14
  Other Amortization.................................................               266                        262
  Equity in Income of Other Real Estate Partnerships.................            (5,834)                    (4,496)
  Extraordinary Loss.................................................               ---                        821
  Provision for Bad Debts............................................                79                         50
  Increase in Tenant Accounts Receivable and Prepaid
     Expenses and Other  Assets......................................            (7,869)                    (3,132)
  Increase in Deferred Rent Receivable...............................              (175)                      (130)
  Increase (Decrease) in Accounts Payable and Accrued
     Expenses  and Rents Received in Advance and Security
     Deposits........................................................               530                       (461)
  Organization Costs.................................................                (4)                       ---
  Decrease in Restricted Cash........................................               ---                      2,557
                                                                         --------------                    -------
     Net Cash Provided by Operating Activities.......................             1,768                      1,608
                                                                         --------------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate...............          (114,964)                   (79,564)
  Contributions to Investment in Other Real Estate
     Partnerships....................................................           (13,727)                   (15,987)

  Distributions from Investment in Other Real Estate
     Partnerships....................................................             4,654                      3,576
                                                                         --------------             --------------
     Net Cash Used in Investing Activities...........................          (124,037)                   (91,975)
                                                                         --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions......................................................               137                    106,343
  Distributions......................................................           (16,281)                    (9,954)
  Proceeds from Acquisition Facilities Payable.......................           143,700                     10,348
  Repayments on Acquisition Facilities Payable.......................               ---                    (54,583)
  Proceeds from Mortgage Loans Payable...............................               ---                     36,750
  Repayments on Mortgage Loans Payable...............................              (198)                       ---
  Repayments on Construction Loans Payable...........................               ---                     (4,873)
  Repayment of Promissory Notes Payable..............................            (9,919)                       ---
  Book Overdraft.....................................................               733                        268
  Debt Issuance Costs................................................              (198)                      (425)
                                                                         --------------             --------------
     Net Cash Provided by Financing Activities.......................           117,974                     83,874
                                                                         --------------             --------------

  Net Decrease in Cash and Cash Equivalents..........................            (4,295)                    (6,493)
  Cash and Cash Equivalents, Beginning of Period.....................             4,295                      6,493
                                                                         --------------             --------------
  Cash and Cash Equivalents, End of Period...........................    $          ---             $          ---
                                                                         ==============             ==============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 88.3% ownership interest at March 31, 1997. The limited partners owned approximately an 11.7% aggregate ownership interest at March 31, 1997. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. As of March 31, 1997, the Operating Partnership directly owned 184 in-service properties, containing an aggregate of approximately 16.7 million square feet of gross leasable area ("GLA"), as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. (together, the "Other Real Estate Partnerships"). On a combined basis, as of March 31, 1997, the Other Real Estate Partnerships owned 246 in-service properties containing an aggregate of approximately 20.7 million square feet of GLA. Of the 246 properties owned by the Other Real Estate Partnerships, 195 were owned by the Financing Partnership, 19 were owned by the Securities Partnership, 23 were owned by the Mortgage Partnership, four were owned by the Pennsylvania Partnership, four were owned by the Harrisburg Partnership and one was owned by the Indianapolis Partnership.

     The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Preferred Stock.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's Amendment No. 3 to Form S-3 as filed with the Securities and Exchange Commission on April 30, 1997 (the "Registration Statement"). These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Registration Statement. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1996 audited financial statements included in the Registration Statement and present interim disclosures as required by the Securities and Exchange Commission.

                             FIRST INDUSTRIAL, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Tenant Accounts Receivable, net:

     The Operating Partnership provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenants accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $300 and $221 as of March 31, 1997 and December 31, 1996, respectively.

     In order to conform with generally accepted accounting principles, management, in preparation of the Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 1997 and December 31, 1996, and the reported amounts of revenues and expenses for the three months ended March 31, 1997 and 1996. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Operating Partnership as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included.


3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

     The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these financial statements.

     Summarized financial information as derived from the financial statements of the Other Real Estate partnerships is presented below:

Condensed Combined Balance Sheets:



                                                                                        MARCH 31, 1997    DECEMBER 31, 1996
                                                                                        ----------------  -----------------
                                               ASSETS
Assets:
  Investment in Real Estate, Net.................................................       $      625,973    $       613,685
  Other Assets...................................................................               51,362             48,602
                                                                                        --------------    ---------------
    Total Assets...................................................................     $      677,335    $       662,287
                                                                                        ==============    ===============
                                 LIABILITIES AND  PARTNERS' CAPITAL
Liabilities:
  Mortgage Loans  Payable........................................................       $      346,441    $       346,504
  Other Liabilities..............................................................               13,549             13,326
                                                                                        --------------    ---------------
    Total Liabilities..............................................................            359,990            359,830
                                                                                        --------------    ---------------
  Partners' Capital..............................................................              317,345            302,457
                                                                                        --------------    ---------------
    Total Liabilities and Partners' Capital........................................     $      677,335    $       662,287
                                                                                        ==============    ===============

                             FIRST INDUSTRIAL, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3.   INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

Condensed Combined Statements of Operations:



                                                                                                  THREE MONTHS ENDED
                                                                                            MARCH 31, 1997  MARCH 31, 1996
                                                                                            --------------  --------------
Total Revenues.................................................................             $       27,240  $       24,900
Property Expenses..............................................................                      7,994           7,306
Interest Expense...............................................................                      5,981           6,046
Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.....................................................                        776             761
Depreciation and Other Amortization............................................                      5,617           5,266
                                                                                             -------------  --------------
Net Income.....................................................................              $       6,872  $        5,521
                                                                                             ============== ==============

4.     MORTGAGE LOANS, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE

     In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Operating Partnership assumed two mortgage loans in the amount of $3,800 (the "Lazarus Burman Mortgage Loan - I") and $705 (the "Lazarus Burman Mortgage Loan - II") which are each collateralized by a property located in Long Island, New York. The Lazarus Burman Mortgage Loan - I bears interest at a fixed interest rate of 10%, provides for interest only payments prior to maturity and matures on July 11, 1998. The Lazarus Burman Mortgage Loan - II is interest free until February 1998 at which time the mortgage loan bears interest at 8% and provides for interest only payments prior to maturity. The Lazarus Burman Mortgage Loan - II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

     The following table discloses certain information regarding the Operating Partnership's mortgage loans, acquisition facility and promissory notes payable:


                             OUTSTANDING BALANCE AT       ACCRUED INTEREST PAYABLE AT        INTEREST RATE AT
                             --------------------------   -----------------------------      -------------------------
                               MARCH  31,  DECEMBER  31,  MARCH 31,       DECEMBER  31,       MARCH  31,      MATURITY
                                  1997         1996         1997              1996              1997            DATE
                             ----------    -------------  ---------       -------------      -----------      --------

MORTGAGE LOANS PAYABLE
CIGNA Loan...............    $     36,230  $      36,363  $     ---       $         ---           7.50%         4/1/03
Assumed Loans............           9,150          9,215        ---                 ---           9.25%         1/1/13
Lazarus Burman Mortgage
  Loan- I................           3,800            ---         61                 ---          10.00%         7/11/98
Lazarus Burman Mortgage
  Loan - II..............             705            ---        ---                 ---             (1)              (1)
                             ------------  -------------  ---------       -------------
Total                        $     49,885  $      45,578  $      61       $         ---
                             ============  =============  =========       =============

ACQUISITION FACILITY PAYABLE

1996 Unsecured Acquisition
  Facility...............    $    148,100  $       4,400  $     680       $           3           6.61%         4/1/00
                             ============  =============  =========       =============
PROMISSORY NOTES PAYABLE

Promissory Notes.........    $        ---  $       9,919  $     ---       $          68           8.00%         1/6/97
                             ============  =============  =========       =============

(1) The Lazarus Burman Mortgage Loan - II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.

                             FIRST INDUSTRIAL, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.     MORTGAGE LOANS, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE,
CONTINUED

     The following is a schedule of maturities of the mortgage loans, acquisition facility, and promissory notes for the next five years ending December 31, and thereafter:

                                      Amount
                                      ------
                         1997        $    546
                         1998           4,677
                         1999             950
                         2000         149,130
                         2001           1,116
                         Thereafter    40,861
                                    ----------
                         Total       $197,280
                                    ==========

     The maturity date of the Lazarus Burman Mortgage Loan - II is based on a contingent event. As a result, this loan is not included in the above table.

5.     ACQUISITION OF REAL ESTATE

     During the three months ended March 31, 1997, the Operating Partnership acquired 45 existing industrial properties. The aggregate purchase price for these properties totaled approximately $164.2 million, excluding costs incurred in conjunction with the acquisition of the properties.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                                     Three Months Ended
                                                                         ----------------------------------------------
                                                                            March 31, 1997          March 31, 1996
                                                                         ----------------------  ----------------------
   Interest paid, net of capitalized interest.....................       $               1,679   $              1,024
                                                                         =====================   ====================
   Interest capitalized...........................................       $                 193   $                 42
                                                                         =====================   ====================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Distributions payable on Units.................................       $              16,904   $             12,477
                                                                         =====================   ====================
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED AND OPERATING
PARTNERSHIP UNITS EXCHANGED:
   Purchase of real estate........................................       $             164,195   $             97,505
   Accrued real estate taxes and security deposits................                      (1,658)                (1,504)
   Mortgage loans.................................................                      (4,505)                (9,417)
   Operating Partnerships units...................................                     (49,483)               (12,081)
                                                                         ---------------------   --------------------
                                                                         $             108,549   $             74,503
                                                                         =====================   ====================

                             FIRST INDUSTRIAL, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Operating Partnership is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations or liquidity of the Operating Partnership.

     The Operating Partnership has committed to the redevelopment of one bulk warehouse property totaling approximately .05 million square feet. The estimated total construction costs are approximately $.3 million. The Operating Partnership is not acting as the general contractor for this construction project.

8.   SUBSEQUENT EVENTS

     Between April 1, 1997 and June 13, 1997, the Operating Partnership acquired six existing industrial properties. The aggregate purchase price for these properties totaled approximately $19.5 million excluding costs incurred in conjunction with the acquisition of the properties.

     On April 4, 1997, the Operating Partnership borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The Defeasance Loan was unsecured, bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership, which used the gross proceeds to execute a legal defeasance of the 1994 Mortgage Loan. The terms of the legal defeasance require the Financing Partnership to pay down and retire the 1994 Mortgage Loan at the end of 1997. As a result, the Financing Partnership will record an extraordinary loss in the second quarter of 1997 due to the prepayment of the 1994 Mortgage Loan. The extraordinary loss will consist of a prepayment fee, the unamortized deferred financing fees related to the period subsequent to the prepayment, legal costs and other expenses incurred in retiring the 1994 Mortgage Loan. The Defeasance Loan was retired in May, 1997, with the net proceeds from the issuance of the 2007 Notes, the 2027 Notes and the 2011 Notes (see further description below).

     On April 21, 1997, the Operating Partnership paid a distribution of $.505 per unit to unitholders of record on March 31, 1997.

     On May 13, 1997, the Operating Partnership issued $150 million (the "2007 Notes") and $100 million (the "2027 Notes") of senior unsecured debt which mature on May 15, 2007 and May 15, 2027, respectively. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. The 2007 Notes and the 2027 Notes bear interest at 7.60% and 7.15%, respectively. The issue prices of the 2007 Notes and the 2027 Notes were 99.965% and 99.854%, respectively. The Operating Partnership also entered into interest rate protection agreements which were used to hedge the interest rate on the 2007 Notes and the 2027 Notes. Due to the offering discount and the interest rate protection agreements, the Operating Partnership's effective interest rates on the 2007 Notes and the 2027 Notes are 7.61% and 7.04%, respectively. The net proceeds of approximately $247.4 million were used as follows: $210 million to partially pay down the Defeasance Loan and the remaining $37.4 million to partially pay down the 1996 Unsecured Acquisition Facility.

     On May 14, 1997, the Company issued 4,000,000 depositary shares, each representing 1/100 of a share of the Company's 8.75% Series B Cumulative Preferred Stock. The net proceeds of approximately $96.1 million were contributed to the Operating Partnership in exchange for a preferred limited partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds to partially pay down the 1996 Unsecured Acquisition Facility.

     On May 16, 1997, the Operating Partnership sold its interest rate protection agreements for approximately $6.4 million.

                             FIRST INDUSTRIAL, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

8.   SUBSEQUENT EVENTS, CONTINUED

     On May 22, 1997, the Operating Partnership issued $100 million of senior unsecured debt which matures on May 15, 2011 (the "2011 Notes"). The 2011 Notes bear interest at 7.375%. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004. The Operating Partnership received approximately $1.7 million from the holder of the 2011 Notes as consideration for this put option. The Operation Partnership will amortize this consideration over the life of the put option as an adjustment to interest
expense.   The issue price of the 2011 Notes was 99.348%.  The Operating
Partnership also entered into an interest rate protection agreement which was used to hedge the interest rate on the 2011 Notes. Due to the offering discount, the consideration from the put option and the interest rate protection agreement, the Operating Partnership's effective interest rate on the 2011 Notes is 7.18%. The net proceeds of approximately $99.8 million were used to fully repay the balance of the Defeasance Loan.

     On June 4, 1997, the Company issued 2,000,000 depositary shares, each representing 1/100 of a share of the Company's 8.625% Series C Cumulative Preferred Stock. The net proceeds of approximately $47.9 million were contributed to the Operating Partnership in exchange for a preferred limited partnership interest in the Operating Partnership. The Operating Partnership used $34.4 million of the net proceeds to fully repay the balance of the 1996 Unsecured Acquisition Facility. The Operating Partnership intends to use the remaining balance of the net proceeds to fund future property acquisitions and development activity and for other general corporate purposes.

9.   PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 156 properties between January 1, 1996 and March 31, 1997 and the Company's issuance of 5,175,000 shares of $.01 par value common stock on February 2, 1996 (the "February 1996 Equity Offering") and the Company's issuance of 5,750,000 shares of $.01 par value common stock on October 25, 1996 (the "October 1996 Equity Offering"), the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the three months ended March 31, 1997 and 1996 are presented as if such property acquisitions, the February 1996 Equity Offering and the October 1996 Equity Offering had occurred at January 1, 1996, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS




                                                                                               Three Months Ended
                                                                                 ----------------------------------------------
                                                                                     March 31, 1997          March 31, 1996
                                                                                 ----------------------  ----------------------
Total Revenues...............................................................    $             21,104    $             18,781
Property Expenses............................................................                   6,878                   5,673
General and Administrative Expense...........................................                   1,257                   1,098
Interest Expense.............................................................                   3,096                   3,233
Depreciation and Amortization................................................                   3,115                   2,889
                                                                                 --------------------    --------------------
Income Before  Equity in Income of Other Real Estate
  Partnerships and Extraordinary Loss........................................                   6,758                   5,888
Equity in Income of Other Real Estate Partnerships...........................                   5,834                   4,496
                                                                                 ---------------------   --------------------
Income Before Extraordinary Loss.............................................    $             12,592    $             10,384
                                                                                 ====================    ====================

                             FIRST INDUSTRIAL, L.P.
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis of First Industrial, L.P.'s (the "Operating Partnership") financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

     At March 31, 1997, the Operating Partnership owned 184 in-service properties with approximately 16.7 million square feet of gross leasable area ("GLA"), compared to 72 in-service properties with approximately 7.6 million square feet of GLA at March 31, 1996. The addition of 118 properties acquired or developed between April 1, 1996 and March 31, 1997 included the acquisitions of 114 properties comprising approximately 9.0 million square feet and the completed construction of four properties containing a total of approximately
 .5 million square feet. The sales of 6 properties comprised of approximately .4 million square feet were also completed between April 1, 1996 and March 31,
1997.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues increased by $13.0 million or 219.2% due primarily to the properties acquired or developed after March 31, 1996. Revenues from properties owned prior to January 1, 1996, increased by approximately $.3 million or 8.7% due to general rent increases, an increase in occupancy and additional tenant recovery income charges for additional property expenses incurred for the three months ended March 31, 1997.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $4.6 million or 303.9% due primarily to the properties acquired or developed after March 31, 1996. Expenses from properties owned prior to January 1, 1996, increased by approximately $.2 million or 15.2% due to additional snow removal expenses incurred in the Minneapolis metropolitan area and general real estate tax increases incurred in the majority of the Operating Partnership's geographical markets.

     General and administrative expense increased by $.2 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Operating Partnership's business.

     Interest expense increased by $1.8 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The average outstanding debt balance was $110.3 million higher during the three months ended March 31, 1997, however, the impact on interest expenses was partially offset by lower interest rates on the $200 million unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility").

     Depreciation and other amortization increased by $1.7 million due primarily to the additional depreciation and amortization related to the properties acquired after March 31, 1996.

     Equity in Income of Other Real Estate Partnerships increased by $1.3 million or 29.8% due primarily to one of the Other Real Estate Partnerships having a full quarter of operations in 1997 compared to a partial quarter of operations in 1996 and one of the Other Real Estate Partnership's having operations from four properties placed in service for the quarter ended March 31, 1997 as opposed to operations from three properties placed in service for the quarter ended March 31, 1996.

     The $.8 million extraordinary item in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee for loans that were paid off in full and retired in 1996.

LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities was $1.8 million for the three months ended March 31, 1997 compared to $1.6 million for the three months ended March 31, 1996. This increase is due primarily to an increase in net operating income due to the operations of properties acquired or developed between April 1, 1996 and March 31, 1997, partially offset by an increase in tenant accounts receivable and prepaid expenses and other assets.

     Net cash used in investing activities increased to $124.0 million from $92.0 million due primarily to an increase in the acquisition of properties.

     Net cash provided by financing activities increased to $118.0 million for the three months ended March 31, 1997 from $83.9 million for the three months ended March 31, 1996 due to an increase in borrowings under the 1996 Unsecured Acquisition Facility during the three months ended March 31, 1997 which were partially offset by an increase in distributions for the three months ended March 31, 1997 due to the issuance of additional Operating Partnership units in 1996 and 1997 as well as an increase in per unit distributions.

     The ratio of earnings to fixed charges and preferred stock dividends was
6.09 for the three months ended March 31, 1997 compared to 10.4 for the three months ended March 31, 1996. The decrease is primarily due to increased interest expense as discussed in the "Results of Operations" above.

     Between January 1, 1997 and March 31, 1997, the Operating Partnership purchased 45 industrial properties comprising approximately 3.7 million square feet, for an aggregate purchase price of approximately $164.2 million. The acquisitions activity were financed with borrowings under the 1996 Unsecured Acquisition Facility, the issuance of 1,595,282 Operating Partnership units and $4.5 million of indebtedness assumed in connection with property acquisitions.

     The Operating Partnership has committed to the redevelopment of one bulk warehouse property totaling approximately .05 million square feet. The estimated total construction costs are approximately $.3 million. This redevelopment is expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's 1996 Unsecured Acquisition Facility.

     On January 20, 1997, the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per unit, totaling approximately $16.3 million. On April 21, 1997, the Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per unit, totaling approximately $16.9 million.

     The Operating Partnership has considered its short-term (less than one year) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the First Industrial Realty Trust, Inc.'s (the "Company") REIT qualification under the Internal Revenue Code. The Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

     The Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At March 31, 1997, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.61%. As of March 31, 1997, the Operating Partnership had approximately $51.9 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Operating Partnership may sell properties if property or market conditions make it desirable, the Operating Partnership does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

     In April 1997, the Operating Partnership borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership which used the gross proceeds to execute a legal defeasance of the 1994 Mortgage Loan. The terms of the legal defeasance require the Financing Partnership to pay down and retire the 1994 Mortgage Loan at the end of 1997. As a result, the Financing Partnership will record an extraordinary loss in the second quarter of 1997 due to the prepayment of the 1994 Mortgage Loan. The extraordinary loss will consist of a prepayment fee, the unamortized deferred financing fees related to the period subsequent to the prepayment, legal costs and other expenses incurred in retiring the 1994 Mortgage Loan. The Defeasance Loan was retired in May, 1997, with the net proceeds from the issuance of the 2007 Notes, the 2027 Notes and the 2011 Notes (see further description below).

     On May 13, 1997, the Operating Partnership issued $250 million of senior unsecured debt. The net proceeds of approximately $247.4 million were used as follows: $210 million to partially pay down the Defeasance Loan and the remaining $37.4 million to partially pay down the 1996 Unsecured Acquisition Facility.

     On May 14, 1997, the Company issued 4,000,000 depositary shares, each representing 1/100 of a share of the Company's 8.75% Series B Cumulative Preferred Stock. The net proceeds of approximately $96.1 million contributed to the Operating Partnership in exchange for a preferred limited partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds to partially pay down the 1996 Unsecured Acquisition Facility.

     On May 16, 1997, the Operating Partnership sold its interest rate protection agreements for approximately $6.4 million.

     On May 22, 1997, the Operating Partnership issued $100 million of senior unsecured debt. The net proceeds of approximately $99.8 million were used to fully repay the balance of the Defeasance Loan.

     On June 4, 1997, the Company issued 2,000,000 depositary shares, each representing 1/100 of a share of the Company's 8.625% Series C Cumulative Preferred Stock. The net proceeds of approximately $47.9 were contributed to the Operating Partnership in exchange for a preferred limited partnership interest in the Operating Partnership. The Operating Partnership used $34.4 million of the net proceeds to fully repay the balance of the 1996 Unsecured Acquisition Facility. The Operating Partnership intends to use the remaining balance of the net proceeds to fund future property acquisition and development activity and for other general corporate purposes.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
  None.

ITEM 2. CHANGES IN SECURITIES
  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No. Description

           3.1  Certificate of Limited Partnership of First
                Industrial, L.P., as amended (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-3 of First Industrial, L.P. and First Industrial Realty, Inc., File No. 1-13102).

            4.1  Fourth Amended and Restated Limited
                 Partnership Agreement of First Industrial, L.P.
                 (incorporated by reference to Exhibit 4 of the Form 8-K of First Industrial, L.P. dated June 13, 1997, File No. 1-13102).

            4.2  Indenture, dated as of May 13, 1997 between
                 First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

            4.3  Supplemental Indenture No. 1, dated as of May
                 13, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of First Industrial Realty Trust, Inc. filed May 30, 1997, File No. 1-13102).

            4.4  Supplemental Indenture No. 2, dated as of May
                 22, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011.


            4.5 Trust Agreement, dated as of May 16, 1997 between First Industrial, L.P. and First Bank National Association, as Trustee.

             27  Financial Data Schedule.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  June 13, 1997                 By: /s/ Michael J. Havala
                                         --------------------------------------
                                         Michael J. Havala
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX
                                 -------------


  Exhibit No.    Description
  -----------    -----------

         3.1     Certificate of Limited Partnership of First
                 Industrial, L.P., as amended (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-3 of First Industrial, L.P. and First Industrial Realty, Inc., File No. 1-13102).

         4.1     Fourth Amended and Restated Limited
                 Partnership Agreement of First Industrial, L.P.
                 (incorporated by reference to Exhibit 4 of the Form 8-K of First Industrial, L.P. dated June 13, 1997, File No. 1-13102).

         4.2     Indenture, dated as of May 13, 1997 between
                 First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

         4.3     Supplemental Indenture No. 1, dated as of May
                 13, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of First Industrial Realty Trust, Inc. filed May 30, 1997, File No. 1-13102).

         4.4     Supplemental Indenture No. 2, dated as of May
                 22, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011.

         4.5 Trust Agreement, dated as of May 16, 1997 between First Industrial, L.P. and First Bank National Association, as Trustee.

          27     Financial Data Schedule.