Form 10-Q
period 1997-06-30
FIRST INDUSTRIAL LP
filed 1997-08-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             ---------------------
                       Commission File Number  333-21873
                             ----------------------


                             FIRST INDUSTRIAL, L.P.
             (Exact name of Registrant as specified in its Charter)



                      DELAWARE                    36-3924586
              (State or other jurisdiction of  (I.R.S. Employer
              incorporation or organization)   Identification No.)



            311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS 60606
                    (Address of principal executive offices)



                                 (312) 344-4300
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  /X/      No / /

                             FIRST INDUSTRIAL, L.P.
                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                     INDEX



                                                                                                              PAGE
PART I:  FINANCIAL INFORMATION
     Item 1.  Financial Statements

      Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..................................    2

      Consolidated Statements of Operations for the Six Months Ended June 30, 1997
      and June 30, 1996......................................................................................    3

      Consolidated Statements of Operations for the Three Months Ended June 30, 1997
      and June 30, 1996......................................................................................    4

      Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997
      and June 30, 1996......................................................................................    5

      Consolidated Notes to Financial Statements.............................................................   6-12

   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................................   13-16


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................................     17
   Item 2.  Changes in Securities............................................................................     17
   Item 3.  Defaults Upon Senior Securities..................................................................     17
   Item 4.  Submission of Matters to a Vote of Security Holders..............................................     17
   Item 5.  Other Information................................................................................     17
   Item 6.  Exhibits and Reports on Form 8-K.................................................................     17-18


SIGNATURE....................................................................................................     19


EXHIBIT INDEX...............................................................................................      20

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             FIRST INDUSTRIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                                   June 30,        December 31,
                                                                                      1997              1996
                                                                                   --------         ------------
                                                    ASSETS
Assets:
 Investment in Real Estate:
   Land...............................................................           $   91,305            $ 55,425
   Buildings and Improvements.........................................              496,472             291,942
   Construction in Progress...........................................                  504               6,414
   Less: Accumulated Depreciation.....................................              (13,601)             (8,133)
                                                                                 ----------            --------
        Net Investment in Real Estate.................................              574,680             345,648
 Investment in Other Real Estate Partnerships.........................              586,472             258,411
 Cash and Cash Equivalents............................................                7,428               4,295
 Restricted Cash......................................................               11,858                 ---
 Tenant Accounts Receivable, Net......................................                2,910               1,021
 Deferred Rent Receivable.............................................                1,877               1,280
 Interest Rate Protection Agreements, Net.............................                  ---               1,723
 Deferred Financing Costs, Net........................................                4,537               1,140
 Prepaid Expenses and Other Assets, Net...............................               22,838               8,604
                                                                                 ----------            --------
        Total Assets..................................................           $1,212,600            $622,122
                                                                                 ==========            ========

                                     LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans Payable...............................................           $   49,684            $ 45,578
 Senior Unsecured Debt................................................              349,157                 ---
 Acquisition Facility Payable.........................................               55,000               4,400
 Promissory Notes Payable.............................................                  ---               9,919
 Accounts Payable and Accrued Expenses................................               18,694               8,770
 Rents Received in Advance and Security Deposits......................                4,686               1,942
 Distributions Payable................................................               17,510              16,281
                                                                                 ----------            --------
        Total Liabilities.............................................              494,731              86,890
                                                                                 ----------            --------
Commitments and Contingencies.........................................                  ---                 ---

Partners' Capital:
 General Partner......................................................              629,727             496,169
 Limited Partners.....................................................               88,142              39,063
                                                                                 ----------            --------
        Total Partners' Capital.......................................              717,869             535,232
                                                                                 ----------            --------
        Total Liabilities and Partners' Capital.......................           $1,212,600            $622,122
                                                                                 ==========            ========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                                                              Six  Months       Six Months
                                                                                                Ended              Ended
                                                                                             June 30, 1997     June 30, 1996
                                                                                             -------------     -------------
Revenues:
 Rental Income........................................................................           $32,447            $11,132
 Tenant Recoveries and Other Income...................................................             7,831              4,071
                                                                                                 -------            -------
      Total Revenues..................................................................            40,278             15,203
                                                                                                 -------            -------
Expenses:
 Real Estate Taxes....................................................................             6,933              2,569
 Repairs and Maintenance..............................................................             1,715                494
 Property Management..................................................................             1,766                563
 Utilities............................................................................             1,160                465
 Insurance............................................................................                95                100
 Other................................................................................               514                257
 General and Administrative...........................................................             2,642              2,058
 Interest.............................................................................             9,107              1,908
 Amortization of Interest Rate Protection Agreements and
 Deferred Financing Costs.............................................................                 8                 50
 Depreciation and Other Amortization..................................................             6,243              2,684
                                                                                                 -------            -------
      Total Expenses..................................................................            30,183             11,148
                                                                                                 -------            -------
 Income Before Disposition of Interest Rate Protection
   Agreements, Gain on Sales of Properties, Equity in Income of Other
   Real Estate Partnerships and Extraordinary Loss...................................             10,095              4,055
 Disposition of Interest Rate Protection Agreements..................................              4,038                ---
 Gain on Sales of Properties.........................................................                460              4,320
                                                                                                 -------            -------
Income Before Equity in Income of Other Real Estate
 Partnerships and Extraordinary Loss..................................................            14,593              8,375
 Equity in Income of Other Real Estate Partnerships...................................             8,030              9,619
                                                                                                 -------            -------
 Income Before Extraordinary Loss.....................................................            22,623             17,994
 Extraordinary Loss...................................................................            (3,428)              (821)
                                                                                                 -------            -------
 Net Income...........................................................................           $19,195            $17,173
                                                                                                 =======            =======

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                                            Three Months            Three Months
                                                                                               Ended                    Ended
                                                                                            June 30, 1997           June 30, 1996
                                                                                            -------------          ----------------
Revenues:
  Rental Income.................................................................             $17,757                     $ 7,128
  Tenant Recoveries and Other Income............................................               3,622                       2,155
                                                                                             -------                     -------
        Total Revenues..........................................................              21,379                       9,283
                                                                                             -------                     -------
Expenses:
  Real Estate Taxes.............................................................               3,745                       1,543
  Repairs and Maintenance.......................................................                 631                         363
  Property Management...........................................................                 925                         410
  Utilities.....................................................................                 523                         349
  Insurance.....................................................................                  47                          81
  Other.........................................................................                 226                         195
  General and Administrative....................................................               1,385                         960
  Interest......................................................................               6,758                       1,317
  Amortization of Interest Rate Protection Agreements and
     Deferred Financing Costs...................................................                 187                         (14)
  Depreciation and Other Amortization...........................................               3,243                       1,654
                                                                                             -------                     -------
        Total Expenses..........................................................              17,670                       6,858
                                                                                             -------                     -------
  Income Before Disposition of Interest Rate Protection Agreements,
  Gain on Sales of Properties, Equity in Income of
  Other Real Estate Partnerships and Extraordinary Loss.........................               3,709                       2,425
  Disposition of Interest Rate Protection Agreements............................               4,038                         ---
  Gain on Sales of Properties...................................................                 460                       4,320
                                                                                             -------                     -------
  Income Before Equity in Income of Other Real Estate
     Partnerships and Extraordinary Loss........................................               8,207                       6,745
  Equity in Income of Other Real Estate Partnerships............................               2,196                       5,123
                                                                                             -------                     -------
  Income Before Extraordinary Loss..............................................              10,403                      11,868
  Extraordinary Loss............................................................              (3,428)                        ---
                                                                                             -------                     -------
  Net Income....................................................................             $ 6,975                     $11,868
                                                                                             ========                    =======

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                                            SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                                              JUNE 30, 1997         JUNE 30, 1996
                                                                                          --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................................                  $ 19,195              $ 17,173
  Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
  Depreciation.................................................................                     5,682                 2,050
  Amortization of Interest Rate Protection Agreements and
     Deferred Financing Costs..................................................                         8                    50
  Other Amortization...........................................................                       599                   634
  Disposition of Interest Rate Protection Agreements...........................                    (4,038)                  ---
  Gain on Sales of Properties..................................................                      (460)               (4,320)
  Equity in Income of Other Real Estate Partnerships...........................                    (8,030)               (9,619)
  Extraordinary Loss...........................................................                     3,428                   821
  Provision for Bad Debts......................................................                        79                    50
  Increase in Tenant Accounts Receivable and Prepaid
     Expenses and Other  Assets................................................                   (11,814)               (1,667)
  (Increase) Decrease in Deferred Rent Receivable..............................                      (629)                  127
  Increase (Decrease) in Accounts Payable and Accrued
     Expenses and Rents Received in Advance and Security
     Deposits..................................................................                     3,769                  (367)
  Organization Costs...........................................................                       (20)                  (14)
  Decrease in Restricted Cash..................................................                       ---                 2,557
                                                                                                ---------             ---------
     Net Cash Provided by Operating Activities.................................                     7,769                 7,475
                                                                                                ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate.........................                  (184,096)             (108,249)
  Contributions to Investment in Other Real Estate
  Partnerships.................................................................                  (349,455)              (16,431)
  Distributions from Investment in Other Real Estate
  Partnerships.................................................................                    29,424                13,938
  Proceeds from Sales of Investment in Real Estate.............................                    12,182                12,119
  Funding of Mortgage Loans Receivable.........................................                    (3,708)                  ---
  Increase in Restricted Cash..................................................                   (11,858)                  ---
                                                                                                ---------             ---------
     Net Cash Used in Investing Activities.....................................                  (507,511)              (98,623)
                                                                                                ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions................................................................                   145,504               106,343
  Distributions................................................................                   (33,185)              (22,431)
  Preferred Distributions......................................................                    (1,117)                  ---
  Proceeds from Acquisition Facilities Payable.................................                   220,200                29,348
  Repayments on Acquisition Facilities Payable.................................                  (169,600)              (57,923)
  Proceeds from Mortgage Loans Payable.........................................                       ---                36,750
  Repayments on Mortgage Loans Payable.........................................                      (399)                 (206)
  Repayments on Construction Loans Payable.....................................                       ---                (4,873)
  Repayment of Promissory Notes Payable........................................                    (9,919)                  ---
  Proceeds from Defeasance Loan................................................                   309,800                   ---
  Repayment of Defeasance Loan.................................................                  (309,800)                  ---
  Proceeds from Senior Unsecured Debt..........................................                   349,150                   ---
  Proceeds from Sale of Interest Rate Protection ..............................                     6,440                   ---
  Other Proceeds from Senior Unsecured Debt....................................                     2,246                   ---
  Debt Issuance Costs..........................................................                    (6,445)                 (736)
                                                                                                ---------             ---------
     Net Cash Provided by Financing Activities.................................                   502,875                86,272
                                                                                                ---------             ---------
  Net Increase (Decrease) in Cash and Cash
     Equivalents...............................................................                     3,133                (4,876)
  Cash and Cash Equivalents, Beginning of Period...............................                     4,295                 6,493
                                                                                                ---------             ---------
  Cash and Cash Equivalents, End of Period.....................................                 $   7,428             $   1,617
                                                                                                =========             =========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1.   ORGANIZATION AND FORMATION OF COMPANY

   First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 88.0% ownership interest at June 30, 1997. The Company also owns preferred units with an aggregate liquidation priority of $150 million. The limited partners owned approximately an 12.0% aggregate ownership interest at June 30, 1997. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Operating Partnership also owns a wholly owned subsidiary named First Industrial Development Services Group, L.L.C. As of June 30, 1997, the Operating Partnership directly owned 208 in-service properties, containing an aggregate of approximately 18.1 million square feet of gross leasable area ("GLA"), as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. (together, the "Other Real Estate Partnerships"). On a combined basis, as of June 30, 1997, the Other Real Estate Partnerships owned 245 in-service properties containing an aggregate of approximately 21.0 million square feet of GLA. Of the 245 properties owned by the Other Real Estate Partnerships, 192 were owned by the Financing Partnership, 19 were owned by the Securities Partnership, 23 were owned by the Mortgage Partnership, five were owned by the Pennsylvania Partnership, five were owned by the Harrisburg Partnership and one was owned by the Indianapolis Partnership.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's Amendment No. 3 to Form S-3 as filed with the Securities and Exchange Commission on April 30, 1997 (the "Registration Statement"). These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Operating Partnership's Registration Statement. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1996 audited financial statements included in the Operating Partnership's Registration Statement and present interim disclosures as required by the Securities and Exchange Commission.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Tenant Accounts Receivable, net:

     The Operating Partnership provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenants accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $300 and $221 as of June 30, 1997 and December 31, 1996, respectively.

Recent Accounting Pronouncements:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Operating Partnership are prepared in accordance with the requirements of FAS No. 129.

     In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Operating Partnership has not yet determined its comprehensive income.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments.
Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Operating Partnership has not yet determined the impact of this statement on its financial statements.

     In order to conform with generally accepted accounting principles, management, in preparation of the Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1997 and December 31, 1996, and the reported amounts of revenues and expenses for the three months and six months ended June 30, 1997 and 1996. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Operating Partnership as of June 30, 1997 and the results of operations for the six months and three months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996 have been included.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

     The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these financial statements.

     Summarized financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:



Condensed Combined Balance Sheets:


                                                                                JUNE 30, 1997  DECEMBER 31, 1996
                                                                                 -------------  -----------------
                                               ASSETS
Assets:
  Investment in Real Estate, Net......................................                $630,468           $613,685
  Other Assets........................................................                 367,155             48,602
                                                                                      --------           --------
    Total Assets......................................................                $997,623           $662,287
                                                                                      ========           ========
                                 LIABILITIES AND  PARTNERS' CAPITAL
Liabilities:
  Mortgage Loans  Payable.............................................                $ 46,378           $346,504
  Defeased Mortgage Loan Payable......................................                 300,000                ---
  Other Liabilities...................................................                  20,929             13,326
                                                                                      --------           --------
    Total Liabilities.................................................                 367,307            359,830
                                                                                      --------           --------
  Partners' Capital...................................................                 630,316            302,457
                                                                                      --------           --------
    Total Liabilities and Partners' Capital...........................                $997,623           $662,287
                                                                                      ========           ========

Condensed Combined Statements of Operations:


                                                                                        SIX MONTHS ENDED
                                                                                  ----------------------------
                                                                                  JUNE 30, 1997  JUNE 30, 1996
                                                                                  -------------  -------------
Total Revenues........................................................                $ 58,502           $ 50,311
Property Expenses.....................................................                 (15,172)           (14,297)
Interest Expense......................................................                 (12,214)           (12,088)
Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs............................................                  (1,371)            (1,524)
Depreciation and Other Amortization...................................                 (11,468)           (10,726)
Loss on Disposition of Interest Rate Protection Agreements............                  (2,608)               ---
Gain on Sales of Properties...........................................                   3,538                ---
Extraordinary Loss....................................................                  (9,135)               ---
                                                                                      --------           --------
Net Income............................................................                $ 10,072           $ 11,676
                                                                                      ========           ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE

   In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Operating Partnership assumed two mortgage loans in the amount of $3,800 (the "Lazarus Burman Mortgage Loan I") and $705 (the "Lazarus Burman Mortgage Loan II") which are each collateralized by a property located in Long Island, New York. The Lazarus Burman Mortgage Loan I bears interest at a fixed interest rate of 10%, provides for interest only payments prior to maturity and matures on July 11, 1998. The Lazarus Burman Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8% and provides for interest only payments prior to maturity. The Lazarus Burman Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

   On April 4, 1997, the Operating Partnership borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The Defeasance Loan was unsecured, bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership which used the proceeds to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Mortgage Loan (the "1994 Defeased Mortgage Loan"). The Defeasance Loan was retired in May, 1997, with the net proceeds from the issuance of the 2007 Notes, the 2027 Notes and the 2011 Notes (as defined below). Due to the prepayment of the Defeasance Loan, the Company has recorded an extraordinary loss in the second quarter of 1997 of approximately $3.4 million. The extraordinary loss consists of the write off of unamortized deferred financing fees, legal costs and other expenses incurred in retiring the Defeasance Loan.

   On May 13, 1997, the Operating Partnership issued $150 million (the "2007 Notes") and $100 million (the "2027 Notes") of senior unsecured debt which mature on May 15, 2007 and May 15, 2027, respectively. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. The 2007 Notes and the 2027 Notes bear a coupon interest rate of 7.60% and 7.15%, respectively. Interest is paid semi-annually in arrears on May 15 and November
15. The issue prices of the 2007 Notes and the 2027 Notes were 99.965% and 99.854%, respectively. The Operating Partnership also entered into interest rate protection agreements which were used to hedge the interest rate on the 2007 Notes and the 2027 Notes. Including the impact of the offering discount and the interest rate protection agreements, the Operating Partnership's effective interest rates on the 2007 Notes and the 2027 Notes are 7.61% and 7.04%, respectively. The 2007 Notes and 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

   On May 22, 1997, the Operating Partnership issued $100 million of senior unsecured debt which matures on May 15, 2011 (the "2011 Notes"). The 2011 Notes bear a coupon interest rate of 7.375%. Interest is paid semi-annually on May 15 and November 15. The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004. The Operating Partnership received approximately $1.7 million of proceeds from the holder of the 2011 Notes as consideration for the put option. The Operating Partnership will amortize the put option proceeds over the life of the put option as an adjustment to interest expense. The issue price of the 2011 Notes was 99.348%. The Operating Partnership also entered into an interest rate protection agreement which was used to hedge the interest rate on the 2011 Notes. Including the impact of the offering discount, the proceeds from the put option and the interest rate protection agreement, the Operating Partnership's effective interest rate on the 2011 Notes is 7.18%. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE, CONTINUED

     The following table discloses certain information regarding the Operating Partnership's mortgage loans, senior unsecured debt, acquisition facility and promissory notes payable:

OUTSTANDING BALANCE AT                                  ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                                        --------------------------  ----------------------
                                                        JUNE 30,   DECEMBER  31,    JUNE 30,  DECEMBER  31,  JUNE  30,  MATURITY
                                                          1997         1996           1997        1996        1997        DATE
                                                        --------  -------------    ---------   -----------  ---------  ----------
MORTGAGE LOANS PAYABLE
CIGNA Loan.......................................         36,093        36,363             --         --     7.50%      4/1/03
Assumed Loans....................................          9,086         9,215             --         --     9.25%      1/1/13
Lazarus Burman Mortgage
  Loan I.........................................          3,800            --             56         --    10.00%     7/11/98
Lazarus Burman Mortgage
  Loan  II.......................................            705            --             --         --       (1)          (1)
                                                        --------       -------         ------       ----
Total                                                   $ 49,684       $45,578         $   56       $ --
                                                        ========       =======         ======       ====


SENIOR UNSECURED DEBT
---------------------
2007 Notes.......................................       $149,948  (2)  $    --         $1,494       $ --     7.60%     5/15/07
2011 Notes.......................................         99,855  (2)       --            934         --     7.38%     5/15/11  (3)
2027 Notes ......................................         99,354  (2)       --            799         --     7.15%     5/15/27  (4)
                                                        --------       -------         ------       ----
Total                                                   $349,157       $    --         $3,227
                                                        ========       =======         ======       ====
ACQUISITION FACILITY PAYABLE
----------------------------
1996 Unsecured Acquisition
  Facility.......................................       $ 55,000       $ 4,400         $   39       $  3     8.50% (5) 4/1/00
                                                        ========       =======         ======       ====

PROMISSORY NOTES PAYABLE
------------------------
Promissory Notes.................................       $     --       $ 9,919         $   --       $ 68       --      1/6/97
                                                        ========       =======         ======       ====

(1) The Lazarus Burman Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.
(2) The 2007 Notes, 2011 Notes and 2027 Notes are net of unamortized discounts of $52, $145 and $646, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(5)  In July  1997, the interest rate was converted to 6.38%.

     The following is a schedule of maturities of the mortgage loans, senior unsecured debt, acquisition facility, and promissory notes payable for the next five years ending December 31, and thereafter:


                                                      Amount
                                                      ------
                                1997                $    345
                                1998                   4,677
                                1999                     950
                                2000                  56,030
                                2001                   1,116
                                Thereafter           390,861
                                                    --------
                                Total               $453,979
                                                    ========

     The maturity date of the Lazarus Burman Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the above table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.    PARTNERS' CAPITAL

   On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 3/4% Series B Cumulative Preferred Stock (the "Series B Preferred Shares"), at an initial offering price of $25 per Depositary Share. The net proceeds of approximately $96.3 million were contributed to the Operating Partnership in exchange for 8 3/4% Series B Preferred Units in the Operating Partnership, the economic terms of which will be substantially identical to the Series B Preferred Shares. The Operating Partnership will be required to make all required distributions on the Series B Preferred Units (which will mirror the payments of distributions, including accrued and unpaid distributions upon redemption, and of the liquidation preference amount on the Series B Preferred Shares represented by the Depositary Shares) prior to any distribution of cash or assets to the holders of the Operating Partnership units or to the holders of any other equity interests in the Operating Partnership, except for any other series of preference units ranking on a parity with the Series B Preferred Units as to distributions and/or liquidation rights and except for distributions required to enable the Company to maintain its qualification as a REIT.

   On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 5/8% Series C Cumulative Preferred Stock (the "Series C Preferred Shares"), at an initial offering price of $25 per Depositary Share. The net proceeds of approximately $48.0 million were contributed to the Operating Partnership in exchange for 8 5/8% Series C Preferred Units in the Operating Partnership, the economic terms of
which will be substantially identical to the Series C Preferred Shares.   The
Operating Partnership will be required to make all required distributions on the Series C Preferred Units (which will mirror the payments of distributions, including accrued and unpaid distributions upon redemption, and of the liquidation preference amount on the Series C Preferred Shares represented by the Depositary Shares) prior to any distribution of cash or assets to the holders of the Operating Partnership units or to the holders of any other equity interests in the Operating Partnership, except for any other series of preference units ranking on a parity with the Series C Preferred Units as to distributions and/or liquidation rights and except for distributions required to enable the Company to maintain its qualification as a REIT.

     On January 20, 1997, the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per unit, totaling approximately $16.3 million. On April 21, 1997, the Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per unit, totaling approximately $16.9 million. On July 21, 1997, the Operating Partnership paid a second quarter 1997 distribution of 50.5 cents per unit, totaling approximately $17.2 million.

     On June 30, 1997, the Operating Partnership paid a second quarter prorated preferred unit distribution of 27.95 cents per preferred unit on its Series B Preferred Units, totaling in the aggregate approximately $1.1 million.

6.     ACQUISITION OF REAL ESTATE

     During the six months ended June 30, 1997, the Operating Partnership acquired 70 existing industrial properties. The aggregate purchase price for these properties totaled approximately $230.6 million, excluding costs incurred in conjunction with the acquisition of the properties.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

7.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                                   Six Months Ended
                                                                                        --------------------------------------
                                                                                           June 30, 1997       June 30, 1996
                                                                                        --------------------  ----------------

  Interest paid, net of capitalized interest.................................             $  5,856                  $  2,309
                                                                                          ========                  ========
  Interest capitalized.......................................................             $    157                  $     41
                                                                                          ========                  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Distributions payable on Units and Series C Preferred Units................             $ 17,510                  $ 12,759
                                                                                          ========                  ========
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS EXCHANGED:

  Purchase of real estate......................................................           $230,625                  $142,068
  Accrued real estate taxes and security deposits..............................             (2,460)                   (1,642)
  Mortgage loans...............................................................             (4,505)                   (9,417)
  Operating Partnerships units.................................................            (53,471)                  (14,085)
                                                                                          --------                  --------
                                                                                          $170,189                  $116,924
                                                                                          ========                  ========

8.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Operating Partnership is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations or liquidity of the Operating Partnership.

     The Operating Partnership has committed to the redevelopment of one bulk warehouse property totaling approximately .1 million square feet. The estimated total costs are approximately $1.2 million.

9.     SUBSEQUENT EVENTS

     From July 1, 1997 to August 12, 1997, the Company acquired 23 industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $136.4 million, excluding costs incurred in conjunction with the acquisition of the properties.

10.   PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information will be filed in an amendment to the Operating Partnership's Form 8-K dated June 30, 1997 as filed on July 15, 1997.

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

RESULTS OF OPERATIONS

     At June 30, 1997, the Operating Partnership owned 208 in-service properties with approximately 18.1 million square feet of gross leasable area ("GLA"), compared to 78 in-service properties with approximately 8.2 million square feet of GLA at June 30, 1996. The addition of 133 properties acquired or developed between July 1, 1996 and June 30, 1997 included the acquisitions of 128 properties comprising approximately 9.9 million square feet and the completed construction of five build-to-suit properties containing a total of approximately .5 million square feet. The sales of three properties comprised of approximately .5 million square feet were also completed between July 1, 1996 and June 30, 1997.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Rental income and tenant recoveries and other income increased by $25.1 million or 164.9% due primarily to the properties acquired or developed after June 30, 1996. Revenues from properties owned prior to January 1, 1996, increased by approximately $.1 million or 1.8% due to rent increases.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $7.7 million or 173.9% due primarily to the properties acquired or developed after June 30, 1996. Expenses from properties owned prior to January 1, 1996, increased by approximately $.1 million or 6.8% due primarily to additional snow removal expenses incurred in the Minneapolis metropolitan area and general real estate tax increases incurred in the majority of the Operating Partnership's geographical markets.

     General and administrative expense increased by $.6 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Operating Partnership's business.

     Interest expense increased by $7.2 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due primarily to an increase in borrowings which were contributed to First Industrial Financing Partnership, L.P. (the "Financing Partnership") to fund the purchase of U.S. Government securities to legally defease the Financing Partnership's $300 million mortgage loan (the "1994 Defeased Mortgage Loan") and additional borrowings to fund the acquisition of additional properties.

     Depreciation and other amortization increased by $3.6 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1996.

     The disposition of interest rate protection agreements in 1997 represents the sale of the Operating Partnership's interest rate protection agreements.

     The $.5 million gain on sales of properties resulted from the sale of two properties located in Atlanta, Georgia. Gross proceeds from this sale were approximately $12.2 million.

     Equity in Income of Other Real Estate Partnerships decreased by $1.6 million or 16.5% due primarily to one of the Other Real Estate Partnerships incurring an extraordinary loss and a loss on disposition of interest rate protection agreements which was partially offset by two of the Other Real Estate Partnerships having a full six months of operations in 1997 compared to a partial six months of operations in 1996.

     The $3.4 million extraordinary loss in 1997 consists of the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in retiring the Company's $309.8 million unsecured loan from an institutional investor (the "Defeasance Loan").

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE
30, 1996

     Revenues increased by $12.1 million or 130.3% due primarily to the properties acquired or developed after June 30, 1996. Revenues from properties owned prior to January 1, 1996, decreased by approximately $.4 million or 5.9% due to a decrease in tenant recovery income charges due to a decrease in property expenses incurred for the three months ended June 30, 1997.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $3.2 million or 107.3% due primarily to the properties acquired or developed after June 30, 1996. Expenses from properties owned prior to January 1, 1996, decreased by approximately $.4 million or 17.7% due to a decrease in utilities and insurance expenses in the majority of the Operating Partnership's geographical markets.

     General and administrative expense increased by $.4 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Operating Partnership's business.

     Interest expense increased by $5.4 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due primarily to an increase in borrowings which were contributed to the Financing Partnership to fund the purchase of U.S Government securities to legally defease the 1994 Defeased Mortgage Loan and additional borrowings to fund the acquisition of additional properties.

     Depreciation and other amortization increased by $1.6 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1996.

     The disposition of interest rate protection agreements in 1997 represents the sale of the Operating Partnership's interest rate protection agreements.

     The $.5 million gain on sales of properties resulted from the sale of two properties located in Atlanta, Georgia. Gross proceeds from these sales were approximately $12.2 million.

     Equity in Income of Other Real Estate Partnerships decreased by $2.9 million or 57.1% due primarily to one of the Other Real Estate Partnerships incurring an extraordinary loss and a loss on disposition of interest rate protection agreements which was partially offset by one of the Other Real Estate Partnerships having a full three months of operations in 1997 compared to a partial three months of operations in 1996.

     The $3.4 million extraordinary loss in 1997 consists of the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in retiring the Company's Defeasance Loan.

LIQUIDITY AND CAPITAL RESOURCES


     On June 30, 1997, the Operating Partnership's unrestricted cash and cash equivalents totaled approximately $7.4 million and restricted cash was approximately $11.9 million. Included in restricted cash are net proceeds from the sale of properties. These sale proceeds will be disbursed as the Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

     Net cash provided by operating activities was $7.8 million for the six months ended June 30, 1997 compared to $7.5 million for the six months ended June 30, 1996. This increase is due primarily to an increase in net operating income due to the operations of properties acquired or developed between July 1, 1996 and June 30, 1997, partially offset by an increase in tenant accounts receivable and prepaid expenses and other assets.

     Net cash used in investing activities increased to $507.5 million from $98.6 million due primarily to a $309.8 million capital contribution to one of the Other Real Estate Partnerships which used the funds to purchase U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan as well as an increase in the acquisition of properties.

     Net cash provided by financing activities increased to $502.9 million for the six months ended June 30, 1997 from $86.3 million for the six months ended June 30, 1996 due to an increase in borrowings to fund a capital contribution to one of the Other Real Estate Partnerships as well as additional borrowings during the six months ended June 30, 1997 to fund the acquisition of properties which was partially offset by an increase in distributions for the six months ended June 30, 1997 due to the issuance of additional Operating Partnership units in 1996 and 1997 as well as an increase in per unit distributions.

     The ratio of earnings to fixed charges and preferred stock distributions was 2.55 for the six months ended June 30, 1997 compared to 7.82 for the six months ended June 30, 1996. The decrease is primarily due to increased interest expense as discussed in the "Results of Operations" above.

     Between January 1, 1997 and June 30, 1997, the Operating Partnership purchased 70 industrial properties comprising approximately 5.4 million square feet, for an aggregate purchase price of approximately $230.6 million. The acquisitions activity were financed with borrowings under the 1996 Unsecured Acquisition Facility, the issuance of 1,786,172 Operating Partnership units and $4.5 million of indebtedness assumed in connection with property acquisitions.

     The Operating Partnership has committed to the redevelopment of one bulk warehouse property totaling approximately .1 million square feet. The estimated total costs are approximately $1.2 million. This redevelopment is expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's 1996 Unsecured Acquisition Facility.

     On January 20, 1997, the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per unit, totaling approximately $16.3 million. On April 21, 1997, the Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per unit, totaling approximately $16.9 million. On July 21, 1997, the Operating Partnership paid a second quarter 1997 distribution of 50.5 cents per unit, totaling approximately $17.2 million.

     On June 30, 1997, the Operating Partnership paid a second quarter period prorated preferred unit distribution of 27.95 cents per preferred unit on its Series B Preferred Units, totaling in the aggregate approximately $1.1 million.

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

     The Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership units. The Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At June 30, 1997, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 8.5% which was converted to an interest rate of 6.38% in July, 1997. As of June 30, 1997, the Operating Partnership had approximately $144.0 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Operating Partnership may sell properties if property or market conditions make it desirable, the Operating Partnership does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

OTHER

     In February 1997, the FASB issued Statement of Financial Accounting Standard No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Operating Partnership are prepared in accordance with the requirements of SFAS No. 129.

     In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Operating Partnership has not yet determined its comprehensive income.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments.
Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Operating Partnership has not yet determined the impact of this statement on its financial statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
 None.

ITEM 2. CHANGES IN SECURITIES
 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 None.

ITEM 5. OTHER INFORMATION
 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description

     1.1 Underwriting agreement relating to 7.60% Notes due 2007 and 7.15% Notes due 2027 (incorporated by reference to Exhibit 1 of Form 8-K of First Industrial, L.P. dated May 8, 1997, File No. 333-21873).

     4.1 Indenture, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

     4.2 Supplemental Indenture No. 1, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association relating to the $150 million of 7.60% notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).


     4.3 Supplemental Indenture No, 2 dated as of May 22, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes Due 2011 (incorporated by reference to Exhibit 4.4 of Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).

     4.4 Trust Agreement, dated as of May 16, 1997 between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).


     4.5 Third Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10 of Form 8-K of First Industrial, L.P. dated May 14, 1997, File No. 333-21873).

   Exhibit No.      Description

     4.6 Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 4 of the Form 8-K of First Industrial, L.P. dated June 13, 1997, File No. 333-21873).


     4.7 First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)


     4.8 Second Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)

     27    *        Financial Data Schedule

      *             Filed herewith.

Reports on Form 8-K and Form 8-K/A

Report on Form 8-K dated June 30, 1997, relating to the acquisition of 64 properties, one parking lot and land parcels for future development.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FIRST INDUSTRIAL REALTY TRUST, INC.


Date:  August 12, 1997         By:   /s/ Michael J. Havala
                                    -----------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.         Description

     1.1 Underwriting agreement relating to 7.60% Notes due 2007 and 7.15% Notes due 2027 (incorporated by reference to Exhibit 1 of Form 8-K of First Industrial, L.P. dated May 8, 1997, File No. 333-21873).

     4.1 Indenture, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

     4.2 Supplemental Indenture No. 1, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association relating to the $150 million of 7.60% notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File
                    No. 1-13102).

     4.3 Supplemental Indenture No, 2 dated as of May 22, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes Due 2011 (incorporated by reference to Exhibit 4.4 of Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).

     4.4 Trust Agreement, dated as of May 16, 1997 between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).


     4.5 Third Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10 of Form 8-K of First Industrial, L.P. dated May 14, 1997, File No. 333-21873).

     4.6 Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 4 of the Form 8-K of First Industrial, L.P. dated June 13, 1997, File No. 333-21873).

     4.7 First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)


     4.8 Second Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)

     27    *        Financial Data Schedule


     *  Filed herewith.