Form 10-Q/A
period 1997-06-30
FIRST INDUSTRIAL LP
filed 1997-08-26
CIK 1033128

                                 FORM 10-Q/A


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1
                                     TO
                                 FORM 10-Q



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

9.     SUBSEQUENT EVENTS


     From July 1, 1997 to August 12, 1997, the Company acquired 23 industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $36.4 million, excluding costs incurred in conjunction with the acquisition of the properties.


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


     4.7 First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)


     4.8 Second Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.4 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)



     27             Financial Data Schedule (incorporated by reference to
                    Exhibit 27 of Form 10-Q of First Industrial, L.P. for the fiscal quarter ended June 30, 1997, File No. 333-21873)



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



                               FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  August 26, 1997         By:   /s/ Michael J. Havala
                                    -----------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

     4.7 First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)


     4.8 Second Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.4 of Form 10-Q of First Industrial Realty Trust, Inc. For the fiscal quarter ended June 30, 1997, File No. 1-13102)


     27             Financial Data Schedule (incorporated by reference to
                    Exhibit 27 of Form 10-Q of First Industrial, L.P. for the fiscal quarter ended June 30, 1997, File No. 333-21873)