Form 10-Q
period 1997-09-30
FIRST INDUSTRIAL LP
filed 1997-11-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act OF 1934


                           --------------------------
                       Commission File Number  333-21873
                           --------------------------


                             FIRST INDUSTRIAL, L.P.
             (Exact name of Registrant as specified in its Charter)



               DELAWARE                                  36-3924586
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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  /X /      No / /

                             FIRST INDUSTRIAL, L.P.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX




                                                                                      PAGE
                                                                                      ----
PART I:  FINANCIAL INFORMATION
 Item 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1997 and December 31,
    1996.............................................................................. 2

    Consolidated Statements of Operations for the Nine Months Ended September
    30, 1997  and September 30, 1996.................................................. 3

    Consolidated Statements of Operations for the Three Months Ended September
    30, 1997  and September 30, 1996.................................................. 4

    Consolidated Statements of Cash Flows for the Nine Months Ended September
    30, 1997  and September 30, 1996.................................................. 5

    Consolidated Notes to Financial Statements........................................ 6-14

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................ 15-20


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................... 21
   Item 2.  Changes in Securities..................................................... 21
   Item 3.  Defaults Upon Senior Securities........................................... 21
   Item 4.  Submission of Matters to a Vote of Security Holders....................... 21
   Item 5.  Other Information......................................................... 21
   Item 6.  Exhibits and Reports on Form 8-K.......................................... 22-23

SIGNATURE............................................................................. 24


EXHIBIT INDEX........................................................................ 25


                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             FIRST INDUSTRIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)




                                                                    September 30,           December 31,
                                                                        1997                    1996
                                                                    --------------         -------------
                                    ASSETS

Assets:
 Investment in Real Estate:
   Land............................................................  $  103,005            $   55,425
   Buildings and Improvements......................................     559,929               291,942
   Construction in Progress........................................       1,811                 6,414
   Less: Accumulated Depreciation..................................     (17,097)               (8,133)
                                                                    --------------         -------------
         Net Investment in Real Estate.............................     647,648               345,648

   Investment in Other Real Estate Partnerships....................     598,067               258,411
   Cash and Cash Equivalents.......................................         ---                 4,295
   Tenant Accounts Receivable, Net.................................       3,328                 1,021
   Deferred Rent Receivable........................................       2,182                 1,280
   Interest Rate Protection Agreements, Net........................         ---                 1,723
   Deferred Financing Costs, Net...................................       4,657                 1,140
   Prepaid Expenses and Other Assets, Net..........................      21,765                 8,604
                                                                    --------------         -------------
         Total Assets..............................................  $1,277,647            $  622,122
                                                                    ==============         =============

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable..........................................  $   49,479            $   45,578
   Senior Unsecured Debt...........................................     349,170                   ---
   Acquisition Facility Payable....................................      92,600                 4,400
   Promissory Notes Payable........................................         ---                 9,919
   Accounts Payable and Accrued Expenses...........................      25,127                 8,770
   Rents Received in Advance and Security Deposits.................       5,834                 1,942
   Distributions Payable...........................................      17,706                16,281
                                                                    --------------         -------------
         Total Liabilities.........................................     539,916                86,890
                                                                    --------------         -------------

Commitments and Contingencies......................................         ---                   ---

Partners' Capital:
   General Partner.................................................     645,201               496,169
   Limited Partners................................................      92,530                39,063
                                                                    --------------         -------------
         Total Partners' Capital...................................     737,731               535,232
                                                                    --------------         -------------
         Total Liabilities and Partners' Capital...................  $1,277,647            $  622,122
                                                                    ==============         =============


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                                    Nine Months               Nine Months
                                                                       Ended                     Ended
                                                                   September 30,             September 30,
                                                                       1997                       1996
                                                                   --------------            ---------------


Revenues:
  Rental Income...............................................         $  51,778                  $   18,915
  Tenant Recoveries and Other Income..........................            12,532                       6,169
                                                                       ---------                 -----------
     Total Revenues...........................................            64,310                      25,084
                                                                       ---------                 -----------

Expenses:
  Real Estate Taxes...........................................            11,056                       4,042
  Repairs and Maintenance.....................................             2,563                         816
  Property Management.........................................             2,503                       1,035
  Utilities...................................................             1,891                         761
  Insurance...................................................               154                         231
  Other.......................................................               690                         257
  General and Administrative..................................             3,918                       3,005
  Interest....................................................            16,297                       3,388
  Amortization of Interest Rate Protection Agreements and
   Deferred Financing Costs...................................               175                         114
  Depreciation and Other Amortization.........................            10,132                       4,255
                                                                       ---------                 -----------
     Total Expenses...........................................            49,379                      17,904
                                                                       ---------                 -----------

Income Before Disposition of Interest Rate Protection
 Agreements, Gain on Sales of Real Estate, Equity in Income
 of Other Real Estate Partnerships and Extraordinary Loss.....            14,931                       7,180
Disposition of Interest Rate Protection Agreements............             4,038                         ---
Gain on Sales of Real Estate..................................               537                       4,320
                                                                       ---------                 -----------
Income Before Equity in Income of Other Real Estate
 Partnerships and Extraordinary Loss..........................            19,506                      11,500
Equity in Income of Other Real Estate Partnerships............            19,502                      14,746
                                                                       ---------                 -----------
Income Before Extraordinary Loss..............................            39,008                      26,246
Extraordinary Loss............................................            (3,428)                       (821)
                                                                       ---------                 -----------
Net Income....................................................         $  35,580                 $    25,425
                                                                       =========                 ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                                                     Three Months              Three Months
                                                                                        Ended                     Ended
                                                                                    September 30,             September  30,
                                                                                        1997                       1996
                                                                                    --------------            ---------------
Revenues:
  Rental Income..................................................                    $    19,331              $    7,783
  Tenant Recoveries and Other Income.............................                          4,701                   2,098
                                                                                    --------------            ---------------
        Total Revenues..........................................                          24,032                   9,881
                                                                                    --------------            ---------------

Expenses:
  Real Estate Taxes..............................................                          4,123                   1,473
  Repairs and Maintenance........................................                            848                     322
  Property Management............................................                            737                     472
  Utilities......................................................                            731                     296
  Insurance......................................................                             59                     131
  Other..........................................................                            176                     ---
  General and Administrative.....................................                          1,276                     947
  Interest.......................................................                          7,190                   1,480
  Amortization of Interest Rate Protection Agreements and
   Deferred Financing Costs......................................                            167                      64
  Depreciation and Other Amortization............................                          3,889                   1,571
                                                                                    --------------            ---------------
        Total Expenses..........................................                          19,196                   6,756
                                                                                    --------------            ---------------


Income Before  Gain on Sales of Real Estate and Equity in Income
 of Other Real Estate Partnerships...............................                          4,836                   3,125
Gain on Sales of Real Estate.....................................                             77                     ---
                                                                                   --------------            ---------------
Income Before Equity in Income of Other Real Estate
 Partnerships....................................................                          4,913                   3,125
Equity in Income of Other Real Estate Partnerships...............                         11,472                   5,127
                                                                                   --------------            ---------------
Net Income.......................................................                    $    16,385              $    8,252
                                                                                   ==============            ===============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                      Nine Months Ended            Nine  Months Ended
                                                                      September 30, 1997           September 30, 1996
                                                                      ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................                $    35,580               $    25,425
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
  Depreciation............................................                      9,178                     3,378
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs..............................                        175                       114
  Other Amortization......................................                        840                       877
  Disposition of Interest Rate Protection Agreements......                     (4,038)                      ---
  Gain on Sales of Real Estate............................                       (537)                   (4,320)
  Equity in Income of Other Real Estate Partnerships......                    (19,502)                  (14,746)
  Extraordinary Loss......................................                      3,428                       821
  Provision for Bad Debts.................................                         79                        75
  Increase in Tenant Accounts Receivable and Prepaid
     Expenses and Other Assets............................                    (15,237)                   (2,575)
  Increase in Deferred Rent Receivable....................                       (934)                   (1,124)
  Increase in Accounts Payable and Accrued Expenses and
     Rents Received in Advance and Security Deposits......                     11,970                       900
  Organization Costs......................................                       (114)                      (22)
  Decrease in Restricted Cash.............................                        ---                     2,557
                                                                   ------------------        ------------------
    Net Cash Provided by Operating Activities.............                     20,888                    11,360
                                                                   ------------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate....                   (254,724)                 (147,005)
  Contributions to Investment in Other Real Estate
    Partnerships..........................................                   (364,306)                  (20,566)
  Distributions from Investment in Other Real Estate
    Partnerships..........................................                     44,152                    24,283
  Proceeds from Sales of Investment in Real Estate........                     12,464                    12,119
  Funding of Mortgage Loans Receivable....................                     (4,594)                      ---
  Repayment of Mortgage Loans Receivable..................                      3,707                       ---
                                                                   ------------------        ------------------
    Net Cash Used in Investing Activities.................                   (563,301)                 (131,169)
                                                                   ------------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions...........................................                    164,901                   106,343
  Distributions...........................................                    (50,404)                  (35,190)
  Preferred Distributions.................................                     (4,670)                      ---
  Proceeds from Acquisition Facilities Payable............                    280,400                    75,197
  Repayments on Acquisition Facilities Payable............                   (192,200)                  (61,121)
  Proceeds from Mortgage Loans Payable....................                        ---                    36,750
  Repayments on Mortgage Loans Payable....................                       (605)                     (255)
  Repayments on Construction Loans Payable................                        ---                    (4,873)
  Repayment of Promissory Notes Payable...................                     (9,919)                      ---
  Book Overdraft .........................................                        251                       ---
  Proceeds from Defeasance Loan...........................                    309,800                       ---
  Repayment of Defeasance Loan............................                   (309,800)                      ---
  Proceeds from Senior Unsecured Debt.....................                    349,150                       ---
  Proceeds from Sale of Interest Rate Protection .........                      6,440                       ---
  Other Proceeds from Senior Unsecured Debt...............                      2,246                       ---
  Debt Issuance Costs.....................................                     (7,472)                     (874)
                                                                   ------------------        ------------------
    Net Cash Provided by Financing Activities.............                    538,118                   115,977
                                                                   ------------------        ------------------
  Net Decrease in Cash and Cash Equivalents...............                     (4,295)                   (3,832)
  Cash and Cash Equivalents, Beginning of Period..........                      4,295                     6,493
                                                                   ------------------        ------------------
  Cash and Cash Equivalents, End of Period................                $       ---               $     2,661
                                                                   ==================        ==================


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 87.9% ownership interest at September 30, 1997. The Company also owns preferred units with an aggregate liquidation priority of $150 million. The limited partners owned approximately a 12.1% aggregate ownership interest at September 30, 1997. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Operating Partnership also owns a wholly owned subsidiary named First Industrial Development Services Group, L.L.C and a 95% economic interest in FR Development Services, Inc. The minority ownership interest in FR Development Services, Inc. is not reflected in the financial statements due to its immateriality. As of September 30, 1997, the Operating Partnership directly owned 245 in-service properties, containing an aggregate of approximately 20.0 million square feet of gross leasable area ("GLA"), as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. (together, the "Other Real Estate Partnerships"). On a combined basis, as of September 30, 1997, the Other Real Estate Partnerships owned 248 in-service properties containing an aggregate of approximately 21.6 million square feet of GLA. Of the 248 properties owned by the Other Real Estate Partnerships, 195 were owned by the Financing Partnership, 19 were owned by the Securities Partnership, 23 were owned by the Mortgage Partnership, five were owned by the Pennsylvania Partnership, five were owned by the Harrisburg Partnership and one was owned by the Indianapolis Partnership.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     In order to conform with generally accepted accounting principles, management, in preparation of the Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1997 and December 31, 1996, and the reported amounts of revenues and expenses for the nine months and three months ended September 30,
1997 and 1996.   Actual results could differ from those estimates.

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Operating Partnership as of September 30, 1997 and the results of operations for the nine months and three months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996 have been included.


Tenant Accounts Receivable, net:

     The Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $300 and $221 as of September 30, 1997 and December 31, 1996, respectively.

Recent Accounting Pronouncements:

     In February 1997, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Operating Partnership are prepared in accordance with the requirements of FAS No. 129.

     In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Operating Partnership has not yet determined its comprehensive income.

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

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:




                                                                          September 30,         December 31,
                                                                             1997                   1996
                                                                        ---------------        --------------
                                               ASSETS
Assets:

    Investment in Real Estate, Net..............................        $     651,171          $    613,685
    Other Assets................................................              359,843                48,602
                                                                        -------------          ------------
         Total Assets...........................................        $   1,011,014          $    662,287
                                                                        =============          ============

                                 LIABILITIES AND  PARTNERS' CAPITAL

Liabilities:

    Mortgage Loans  Payable.....................................        $      46,316          $    346,504
    Defeased Mortgage Loan Payable..............................              300,000                   ---
    Other Liabilities...........................................               23,196                13,326
                                                                        -------------          ------------
         Total Liabilities......................................              369,512               359,830
                                                                        -------------          ------------
    Partners' Capital...........................................              641,502               302,457
                                                                        -------------          ------------
          Total Liabilities and Partners' Capital...............        $   1,011,014          $    662,287
                                                                        =============          ============

Condensed Combined Statements of Operations:
                                                                                 Nine Months Ended
                                                                    -----------------------------------------
                                                                       September 30,           September 30,
                                                                           1997                    1996
                                                                    ------------------      -----------------

Total Revenues..................................................        $     90,852           $     76,400
Property Expenses...............................................             (22,377)               (21,856)
Interest Expense................................................             (18,490)               (18,210)
Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs....................................              (1,919)                (2,316)
Depreciation and Other Amortization.............................             (17,333)               (16,183)
Loss on Disposition of Interest Rate Protection Agreements......              (2,608)                   ---
Gain on Sales of Properties.....................................               3,649                    ---
Extraordinary Loss..............................................              (9,135)                   ---
                                                                        -------------          ------------
Net Income......................................................        $     22,639           $     17,835
                                                                        =============          ============

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE, CONTINUED

     The following table discloses certain information regarding the Operating Partnership's mortgage loans, senior unsecured debt, acquisition facility and promissory notes payable:



                                    OUTSTANDING BALANCE AT       ACCRUED INTEREST PAYABLE AT      INTEREST RATE AT
                                  ----------------------------   ---------------------------   -------------------------
                                  SEPTEMBER 30,    DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,    MATURITY
                                      1997            1996           1997           1996          1997           DATE
                                  -----------      -----------   ------------   -----------  -------------    ---------
MORTGAGE LOANS PAYABLE

CIGNA Loan......................  $   35,955       $  36,363   $      ---        $     ---        7.50%           4/1/03
Assumed Loans...................       9,019           9,215          ---              ---        9.25%           1/1/13
Lazarus Burman Mortgage
  Loan I........................       3,800            ---            50              ---       10.00%          7/11/98
Lazarus Burman Mortgage
  Loan  II......................         705            ---           ---              ---        (1)              (1)
                                  ----------      ---------   -----------       ----------

Total...........................  $   49,479       $ 45,578   $        50        $     ---
                                  ==========      =========   ===========       ==========

SENIOR UNSECURED DEBT
---------------------
2007 Notes......................  $ 149,949  (2)   $   ---    $     4,344        $     ---        7.60%          5/15/07
2011 Notes......................     99,365  (2)       ---          2,721              ---       7.375%          5/15/11  (3)
2027 Notes .....................     99,856  (2)       ---          2,643              ---        7.15%          5/15/27  (4)
                                  ----------      ---------   -----------       ----------

Total...........................  $ 349,170        $   ---    $     9,708        $     ---
                                  ==========      =========   ===========       ==========

ACQUISITION FACILITY PAYABLE
----------------------------
1996 Unsecured Acquisition
  Facility......................  $ 92,600         $   4,400  $        450       $       3        6.63%           4/1/00
                                  ==========       =========  ============       ==========
PROMISSORY NOTES PAYABLE
------------------------
Promissory Notes................  $    ---         $   9,919   $      ---        $      68                        1/6/97
                                  ==========       =========   ===========       ==========


(1) The Lazarus Burman Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.
(2) The 2007 Notes, 2011 Notes and 2027 Notes are net of unamortized discounts of $51, $635 and $144, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.

     The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                        Amount
                      --------
1997                  $    139
1998                     4,677
1999                       950
2000                    93,630
2001                     1,116
Thereafter             390,862
                      --------
Total                 $491,374
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE, CONTINUED

     In September 1997, the Operating Partnership entered into an interest rate protection agreement with a notional value of $100,000, a settlement date of January 2, 1998 and a forward yield of 6.13% based on the 10-year treasury note. This interest rate protection agreement will be used to hedge the interest rate on an anticipated offering of unsecured debt.

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

     On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The net proceeds of approximately $18,900 received from the September 1997 Equity Offering were contributed to the Operating Partnership (the "September 1997 Capital Contribution"). The September 1997 Capital Contribution is reflected in the Operating Partnership's financial statements as a capital contribution.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.     PARTNERS' CAPITAL, CONTINUED

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

     On June 30, 1997, the Operating Partnership paid a second quarter prorated preferred unit distribution of 27.95 cents per preferred unit on its Series B Preferred Units, totaling in the aggregate approximately $1.1 million. On September 30, 1997, the Operating Partnership paid a third quarter preferred unit distribution of 54.6875 cents per preferred unit on its Series B Preferred Units. On September 30, 1997, the Operating Partnership paid a third quarter preferred unit distribution and a period prorated second quarter preferred unit distribution totaling, in the aggregate, 68.123 cents per preferred unit on its Series C Preferred Units. The preferred unit distributions paid on September 30, 1997 totaled, in the aggregate, approximately $3.5 million.

6.     ACQUISITION OF REAL ESTATE

     During the nine months ended September 30, 1997, the Operating Partnership acquired 107 existing industrial properties and several land parcels. The aggregate purchase price for these properties totaled approximately $300.8 million, excluding costs incurred in conjunction with the acquisition of the properties.

7.      DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

     In May 1997, the Operating Partnership sold its interest rate protection agreements. The gross proceeds from the sale of the interest rate protection agreements were approximately $6.4 million. The gain on disposition of the interest rate protection agreements was approximately $4.0 million.

8.   SALES OF REAL ESTATE

     In June 1997, the Operating Partnership sold two properties in Atlanta, Georgia. In September 1997, the Operating Partnership sold a land parcel located in Lorain County, Ohio. Gross proceeds from these sales were approximately $12.5 million. The gain on sales of real estate was approximately $.5 million.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

9.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                   Nine Months Ended
                                                                        --------------------------------------
                                                                        September 30,             September 30,
                                                                            1997                      1996
                                                                         ------------           -------------
 Interest paid, net of capitalized interest..............               $     6,159              $    3,667
                                                                        ===========             ============
 Interest capitalized....................................               $       220              $      158
                                                                        ===========             ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

 Distributions payable on Operating Partnership units....               $   17,706               $   12,802
                                                                        ===========             ============


IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS,
THE FOLLOWING ASSETS AND LIABILITIES WERE ASSUMED AND
OPERATING PARTNERSHIP UNITS EXCHANGED:


 Purchase of real estate.................................               $  300,845               $  162,775
 Accrued real estate taxes and security deposits.........                   (3,158)                  (2,001)
 Mortgage loans..........................................                   (4,505)                  (9,417)
 Promissory Notes Payable................................                      ---                   (9,919)
 Operating Partnerships units............................                  (58,518)                 (15,398)
                                                                        -----------             ------------
                                                                        $  234,664               $  126,040
                                                                        ===========             ============

10.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Operating Partnership is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations or liquidity of the Operating Partnership.

     The Operating Partnership has committed to the construction of three industrial properties and an expansion of an existing industrial property. The estimated total costs are approximately $19.8 million.

11.     SUBSEQUENT EVENTS

     From October 1, 1997 to November 12, 1997, the Company acquired 114 industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $213.4 million, excluding costs incurred in conjunction with the acquisition of the properties.

     On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The net proceeds of approximately $177,210 received from the October 1997 Equity Offering were contributed to the Operating Partnership (the "October 1997 Capital Contribution"). The October 1997 Capital Contribution will be reflected in the Operating Partnership's financial statements as a capital contribution.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

11.     SUBSEQUENT EVENTS, CONTINUED

     On October 20, 1997, the Operating Partnership paid a third quarter 1997 distribution of 50.5 cents per unit, totaling approximately $17.7 million.

     On October 28, 1997, the Operating Partnership executed a distribution agreement with a group of agents to issue medium-term notes, due nine months or more from the date of issue, in an aggregate initial offering of up to $300,000. The Operating Partnership has not yet issued any medium-term notes under this medium term note program.

     In October 1997, the Company entered into two interest rate protection agreements. The first interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.317% based on the 30-year treasury bond. The second interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.037% based on the ten year treasury note. These interest rate protection agreements will be used to hedge the interest rate on an anticipated offering of unsecured debt.

12.   PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 224 properties between January 1, 1996 and September 30, 1997 and the issuance of Series B Preferred Units, Series C Preferred Units and the September 1997 Capital Contribution, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the nine months ended September 30, 1997 and 1996 are presented as if such property acquisitions, the Series B Preferred Units, the Series C Preferred Units and the September 1997 Capital Contribution had occurred at January 1, 1996, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS


                                                                  Nine Months Ended
                                                        --------------------------------------
                                                           September 30,      September 30,
                                                               1997               1996
                                                        ------------------  ------------------
Total Revenues........................................  $           76,272  $           72,367
Property Expenses.....................................             (22,305)            (22,319)
General and Administrative Expense....................              (3,918)             (3,005)
Interest Expense......................................             (17,777)             (9,320)
Depreciation and Amortization.........................             (12,129)            (10,947)
                                                        ------------------  ------------------
Income Before Disposition of Interest Rate
   Protection Agreements, Gain on Sales of
   Real Estate, Equity in Income of
   Other Real Estate Partnerships and
   Extraordinary Loss.................................              20,143              26,776

Disposition of Interest Rate Protection Agreements....               4,038                   -
Gain on Sales of Real Estate..........................                 537               4,320
                                                        ------------------  ------------------
Income Before Equity in Income of
   Other Real Estate Partnerships and
   Extraordinary Loss.................................              24,718              31,096

Equity in Other Real Estate Partnerships..............              19,865              15,998
                                                        ------------------  ------------------
Income Before Extraordinary Loss......................  $           44,583  $           47,094
                                                        ==================  ==================

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

RESULTS OF OPERATIONS

     At September 30, 1997, the Operating Partnership owned 245 in-service properties with approximately 20.0 million square feet of gross leasable area ("GLA"), compared to 86 in-service properties with approximately 9.8 million square feet of GLA at September 30, 1996. The addition of 162 properties acquired or developed between October 1, 1996 and September 30, 1997 included the acquisitions of 157 properties comprising approximately 10.2 million square feet and the completed construction of five build-to-suit properties containing a total of approximately .5 million square feet. The sales of three properties comprised of approximately .5 million square feet were also completed between October 1, 1996 and September 30, 1997.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED
        SEPTEMBER 30, 1996

     Rental income and tenant recoveries and other income increased by $39.2 million or 156.4% due primarily to the properties acquired or developed after September 30, 1996. Revenues from properties owned prior to January 1, 1996, remained relatively unchanged.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $11.7 million or 164.0% due primarily to the properties acquired or developed after September 30, 1996. Expenses from properties owned prior to January 1, 1996, remained relatively unchanged.

     General and administrative expense increased by $.9 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Operating Partnership's business.

     Interest expense increased by $12.9 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due primarily to an increase in borrowings which were contributed to First Industrial Financing Partnership, L.P. (the "Financing Partnership") to fund the purchase of U.S. Government securities to legally defease the Financing Partnership's $300 million mortgage loan (the "1994 Defeased Mortgage Loan") and additional borrowings to fund the acquisition of additional properties.

     Depreciation and other amortization increased by $5.9 million due primarily to the additional depreciation and amortization related to the properties acquired after September 30, 1996.

     The disposition of interest rate protection agreements in 1997 represents the sale of the Operating Partnership's interest rate protection agreements. The gain on disposition of the interest rate protection agreements was approximately $.5 million.

     The $.5 million gain on sales of real estate resulted from the sale of two properties located in Atlanta, Georgia and a land parcel located in Lorain County, Ohio. Gross proceeds from this sale were approximately $12.5 million.

     Equity in Income of Other Real Estate Partnerships increased by 4.8 million or 32.3% due primarily to one of the Other Real Estate Partnerships recognizing an increase in same store net operating income, one of the Other Real Estate Partnerships having a full nine months of operations from its properties in 1997 compared to a partial nine months of Operations in 1996 and two of the Other Real Estate Partnerships having a greater amount of in-service properties for the nine months ended 1997 compared to the nine months ended 1996.

     The $3.4 million extraordinary loss in 1997 consists of the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in retiring the Company's $309.8 million unsecured loan from an institutional investor.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED
        SEPTEMBER 30, 1996

     Revenues increased by $14.2 million or 143.2% due primarily to the properties acquired or developed after September 30, 1996. Revenues from properties owned prior to January 1, 1996, increased by approximately $.5 million or 5.7% due to a decrease in tenant recovery income charges due to a decrease in property expenses incurred for the three months ended September 30, 1997.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $4.0 million or 147.7% due primarily to the properties acquired or developed after September 30, 1996. Expenses from properties owned prior to January 1, 1996, decreased by approximately $.4 million or 16.5% due to a decrease in real estate taxes and insurance expenses.

     General and administrative expense increased by $.3 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Operating Partnership's business.

     Interest expense increased by $5.7 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due primarily to an increase in borrowings which were contributed to the Financing Partnership to fund the purchase of U.S Government securities to legally defease the 1994 Defeased Mortgage Loan and additional borrowings to fund the acquisition of additional properties.

     Depreciation and other amortization increased by $2.3 million due primarily to the additional depreciation and amortization related to the properties acquired after September 30, 1996.

     The $.1 million gain on sales of real estate resulted from the sale of a land parcel located in Lorain County, Ohio. Gross proceeds from this sale were approximately $.3 million.

     Equity in Income of Other Real Estate Partnerships increased by $6.3 million or 123.8% due primarily to one of the Other Real Estate Partnerships recognizing interest income on the U.S. Government securities that were used to legally defease the 1994 Defeased Mortgage Loan for the three months ended September 30, 1997, two of the Other Real Estate Partnerships having a greater amount of in-service properties for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 and one of the Other Real Estate Partnerships recognizing interest income on mortgage loans receivable for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities was $20.9 million for the nine months ended September 30, 1997 compared to $11.4 million for the nine months ended September 30, 1996. This increase is due primarily to an increase in net operating income due to the operations of properties acquired or developed between October 1, 1996 and September 30, 1997.

     Net cash used in investing activities increased to $563.3 million from $131.2 million due primarily to a $309.8 million capital contribution to one of the Other Real Estate Partnerships which used the funds to purchase U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan as well as an increase in the acquisition of properties.

     Net cash provided by financing activities increased to $538.1 million for the nine months ended September 30, 1997 from $116.0 million for the nine months ended September 30, 1996 due to an increase in borrowings to fund a capital contribution to one of the Other Real Estate Partnerships as well as additional borrowings and capital contributions during the nine months ended September 30, 1997 to fund the acquisition of properties which was partially offset by an increase in distributions for the nine months ended September 30, 1997 due to the issuance of additional Operating Partnership units in 1996 and 1997 as well as an increase in per unit distributions.

     The ratio of earnings to fixed charges and preferred stock distributions was 2.38 for the nine months ended September 30, 1997 compared to 6.95 for the nine months ended September 30, 1996. The decrease is primarily due to increased interest expense as discussed in the "Results of Operations" above.

     Between January 1, 1997 and September 30, 1997, the Operating Partnership purchased 107 industrial properties comprising approximately 7.4 million square feet and several parcels of land, for an aggregate purchase price of approximately $300.8 million. The acquisitions activity were financed with borrowings under the Operating Partnership's $200 million unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility"), capital contributions and $4.5 million of indebtedness assumed in connection with property acquisitions.

     The Operating Partnership has committed to the construction of three industrial properties and an expansion of an existing industrial property. The estimated total costs are approximately $19.8 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's 1996 Unsecured Acquisition Facility.

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

     In September 1997, the Operating Partnership entered into an interest rate protection agreement with a notional value of $100,000, a settlement date of January 2, 1998 and a forward yield of 6.13% based on the 10-year treasury note. This interest rate protection agreement will be used to hedge the interest rate on an anticipated offering of unsecured debt. In October 1997, the Company entered into two interest rate protection agreements. The first interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.317% based on the 30-year treasury bond. The second interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.037% based on the ten year treasury note. These interest rate protection agreements will be used to hedge the interest rate on an anticipated offering of unsecured debt.

     On October 28, 1997, the Operating Partnership executed a distribution agreement with a group of agents to issue medium-term notes, due nine months or more from the date of issue, in an aggregate initial offering of up to $300,000. The Operating Partnership has not yet issued any medium-term notes under this medium term note program.

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

     On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The net proceeds of approximately $18,900 received from the September 1997 Equity Offering were contributed to the Operating Partnership (the "September 1997 Capital Contribution"). The September 1997 Capital Contribution is reflected in the Operating Partnership's financial statements as a capital contribution.

     On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The net proceeds of approximately $177,210 received from the October 1997 Equity Offering was contributed to the Operating Partnership (the "October 1997 Capital Contribution"). The October 1997 Capital Contribution will reflected in the Operating Partnership's financial statements as a capital contribution.

     On January 20, 1997, the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per unit, totaling approximately $16.3 million. On April 21, 1997, the Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per unit, totaling approximately $16.9 million. On July 21, 1997, the Operating Partnership paid a second quarter 1997 distribution of 50.5 cents per unit, totaling approximately $17.2 million. On October 20, 1997, the Operating Partnership paid a third quarter 1997 distribution of 50.5 cents per unit, totaling approximately $17.7 million.

     On June 30, 1997, the Operating Partnership paid a second quarter period prorated preferred unit distribution of 27.95 cents per preferred unit on its Series B Preferred Units, totaling in the aggregate approximately $1.1 million. On September 30, 1997, the Operating Partnership paid a third quarter preferred unit distribution of 54.6875 cents per preferred unit on its Series B Preferred Units. On September 30, 1997, the Operating Partnership paid a third quarter preferred unit distribution and a period prorated second quarter preferred unit distribution totaling, in the aggregate, 68.123 cents per preferred unit on its Series C Preferred Units. The preferred unit distributions paid on September 30, 1997 totaled, in the aggregate, approximately $3.5 million.

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

     The Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership units. The Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At September 30, 1997, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.63%. As of September 30, 1997, the Operating Partnership had approximately $105.3 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Operating Partnership may sell properties if property or market conditions make it desirable, the Operating Partnership does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.  Description


      4.1 Third Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.2 Fourth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.2 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.3 Fifth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.4 Sixth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.4 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.5 Seventh Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.5 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.6 Eighth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.6 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.7 Supplemental Indenture No. 3 dated October 28, 1997 between the Operating Partnership and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or More from Date of Issue (incorporated by reference to Exhibit 4 of From 8-K dated November 3, 1997 as filed on November 3, 1997, File No. 333-21873).

      10.1 Distribution Agreement dated October 28, 1997 between the Operating Partnership and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Chicago Capital Markets, Inc. and UBS Securities, LLC (incorporated by reference to Exhibit 1 of Form 8-K dated November 3, 1997 as filed on November 3, 1997, file No. 333-21873).

      27    *Financial Data Schedule

            *Filed herewith.

           Reports on Form 8-K and Form 8-K/A

Report on Form 8-K dated June 30, 1997, as amended by the report on Form 8-K/A No. 1 filed September 4, 1997, as further amended by the report on Form 8-K/A No. 2 filed October 16, 1997 relating to the acquisition of 64 properties, one parking lot and land parcels for future development. The reports included Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Statements of Operations for First Industrial, L.P.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                       ITS SOLE GENERAL PARTNER


  Date:  November 13,  1997            By:   /s/  Michael J. Havala
                                       --------------------------------------
                                       Michael J. Havala
                                       Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.  Description


      4.1 Third Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.1 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.2 Fourth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.2 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.3 Fifth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.4 Sixth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.4 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.5 Seventh Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.5 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.6 Eighth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.6 of Form 10-Q of the Company for the fiscal quarter ended September 30, 1997, File No. 1-13102).

      4.7 Supplemental Indenture No. 3 dated October 28, 1997 between the Operating Partnership and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or More from Date of Issue (incorporated by reference to Exhibit 4 of From 8-K dated November 3, 1997 as filed on November 3, 1997, File No. 333-21873).

      10.1 Distribution Agreement dated October 28, 1997 between the Operating Partnership and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Chicago Capital Markets, Inc. and UBS Securities, LLC (incorporated by reference to Exhibit 1 of Form 8-K dated November 3, 1997 as filed on November 3, 1997, file No. 333-21873).

      27    *Financial Data Schedule



            *Filed herewith.