Form 10-K
period 1997-12-31
FIRST INDUSTRIAL LP
filed 1998-04-01
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from   to   .
                                       ---  ---


                        Commission File Number 333-21873



                             FIRST INDUSTRIAL, L.P.
             (Exact name of Registrant as specified in its Charter)



                       DELAWARE                               36-3924586
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)

311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS               60606
     (Address of principal executive offices)                  (Zip Code)



                                 (312) 344-4300
              (Registrant's telephone number, including area code)




           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No       .
                                      ------      ------

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I.

    Item 1.    Business ...............................................................................   3
    Item 2.    The Properties .........................................................................   7
    Item 3.    Legal Proceedings.......................................................................   22
    Item 4.    Submission of Matters to a Vote of Security Holders ....................................   22



PART II


    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..................  22
    Item 6.    Selected Financial Data ................................................................  22
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..  25
    Item 8.    Financial Statements and Supplementary Data ............................................  31
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ..  31



PART III


    Item 10.   Directors and Executive Officers of the Registrant .....................................  32
    Item 11.   Executive Compensation .................................................................  32
    Item 12.   Security Ownership of Certain Beneficial Owners and Management .........................  32
    Item 13.   Certain Relationships and Related Transactions .........................................  32



PART IV.

    Item 14.   Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K ...  32



SIGNATURES ............................................................................................  36


         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial, L.P. (the "Operating Partnership") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

                                    PART I
ITEM 1.  BUSINESS
                                 THE COMPANY
      GENERAL

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 86% ownership interest at December 31, 1997. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $150.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14% interest in the Operating Partnership at December 31, 1997.

         The Operating Partnership owns 100% of FR Development Services, LLC, a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. (together, the "Other Real Estate Partnerships"). As of December 31, 1997, the Operating Partnership directly owned 522 in-service properties, containing an aggregate of approximately 34.5 square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 1997, the Other Real Estate Partnerships owned 247 in-service properties containing an aggregate of approximately 22.1 million square feet of GLA. Of the 247 properties owned by the Other Real Estate Partnerships at December 31, 1997, 193 are owned by the Financing Partnership, 19 are owned by the Securities Partnership, 23 are owned by the Mortgage Partnership, six are owned by the Pennsylvania Partnership, five are owned by the Harrisburg Partnership and one is owned by the Indianapolis Partnership.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Cumulative Preferred Stock.

         The Operating Partnership is continuing and expanding the midwestern industrial property business of The Shidler Group, a national organization with over 20 years experience in the industrial real estate business. The Operating Partnership utilizes an operating approach which combines the effectiveness of locally based, or decentralized, property management, acquisition and development functions with the cost efficiencies of centralized acquisition and development support, capital markets expertise, asset management and fiscal control systems. At March 26, 1998, the Operating Partnership had 315 employees.

         The Operating Partnership has grown and will seek to continue to grow through the acquisition of additional industrial properties and businesses, and through the development, primarily on a pre-leased basis, of build-to-suit properties.

      BUSINESS OBJECTIVES AND GROWTH PLANS

                  The Operating Partnership's fundamental business objective is to maximize the total return to its partners through increases in per unit distributions and increases in the value of the Operating Partnership's properties and operations. The Operating Partnership's growth plan includes the following elements:


-        Internal Growth. The Operating Partnership seeks to grow internally by
         (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing operating expenses; and
         (iv) renovating existing properties.

- External Growth. The Operating Partnership seeks to grow externally through (i) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Operating Partnership's investment parameters; (ii) the development of primarily build-to-suit properties; and (iii) the expansion of its properties.

      BUSINESS STRATEGIES

                  The Operating Partnership utilizes the following seven strategies in connection with the operation of its business:

- Organization Strategy. The Operating Partnership implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers.
         Each operating region is headed by a senior regional director, who is a senior executive officer of, and has an equity interest in, the Company. The Operating Partnership provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago to support its regional operations. The Operating Partnership believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead over many properties and by negotiating quantity purchasing discounts.

- Market Strategy. The Operating Partnership invests in markets where it can achieve size and economies of scale. By focusing on specific markets, properties can be added without incurring appreciable increases in overhead. Based on the size of the Operating Partnership's and the Other Real Estate Partnerships' portfolios in their current markets, which as of December 31, 1997 averaged approximately 2.4 million square feet per market, and the experience of its senior regional directors, the Operating Partnership believes that it has sufficient market presence and resources to compete effectively. As of December 31, 1997, the Operating Partnership and the Other Real Estate Partnerships owned portfolios in the metropolitan areas of Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Dayton, Ohio; Denver, Colorado; Des Moines, Iowa; Detroit, Michigan; Grand Rapids, Michigan; Houston, Texas; Indianapolis, Indiana; Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; Nashville, Tennessee; New Orleans, Louisiana; Phoenix, Arizona; Salt Lake City, Utah; St. Louis, Missouri and Tampa, Florida, as well as the regional areas of Central Pennsylvania, Long Island, New York and New Jersey.

- Leasing and Marketing Strategy. The Operating Partnership has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space, renewing existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Operating Partnership also has local and national marketing programs which focus on the business and brokerage communities and national tenants.

- Acquisition Strategy. The Operating Partnership's acquisition strategy is to acquire properties in its current markets to capitalize on local market expertise and maximize operating effectiveness and efficiencies and, as appropriate opportunities arise, acquire additional properties in other markets where it can achieve sufficient size and scale as well as hire top-quality management.

- Development Strategy. Of the 769 properties in the Operating Partnership's and the Other Real Estate Partnership's portfolio at December 31, 1997, 197 have been developed by its current or former management. The Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Operating Partnership formed a new subsidiary partnership, First Industrial Development Services Group, L.P., of which, the Operating Partnership has a 99% limited partnership interest, to focus on development activities.

- Disposition Strategy. The Operating Partnership continually evaluates local market conditions and property-related factors and will sell a property when it believes it is to the Operating Partnership's advantage to do so.

- Financing Strategy. The Operating Partnership believes that the size of its portfolio, the diversity of its buildings and tenants and the financial strength of the Operating Partnership allow its general partner, the Company, access to the public capital markets which are not generally available to smaller, less diversified property owners because of the portfolio size and diversity requirements.

      RECENT DEVELOPMENTS

         In 1997, the Operating Partnership acquired or completed development of 388 properties for a total estimated investment of approximately $855.1 million ($115.2 million of which was issued as limited partnership interests in the Operating Partnership together with general partnership Units) ("the Units") to expand the in-service portfolio 96 percent. The Operating Partnership also sold three in-service properties and one property held for redevelopment for approximately $16.1 million of gross proceeds. At December 31, 1997, the Operating Partnership owned 522 in-service properties containing approximately
34.5 million square feet.

         The Operating Partnership improved its capital structure through the following activities:

- The Operating Partnership continued to pay down and retire secured debt and replace it with senior unsecured debt at lower interest rates.

- The Operating Partnership issued senior unsecured debt with staggered maturity dates. During 1997, the Operating Partnership, issued $650.0 million of senior unsecured debt with maturity dates ranging from 2005 to 2027.

- The Operating Partnership terminated its $200.0 million unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") and entered into a $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"). The 1997 Unsecured Acquisition Facility initially bears interest at the London Interbank Offered Rate ("LIBOR") plus .80% which is .20% less than the 1996 Unsecured Acquisition Facility for LIBOR borrowings.

- The Operating Partnership issued Preferred Units. On May 14, 1997, the Company issued 4,000,000 depositary shares, representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock ("Series B Preferred Stock"), at an initial offering price of $25 per depositary share. The net proceeds of $96.3 million received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units") and are reflected in the Operating Partnership's financial statements as a preferred contribution. On June
     6, 1997, the Company issued 2,000,000 depositary shares, representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock ("Series C Preferred Stock"), at an initial offering price of $25 per depositary share. The net proceeds of $48.0 million received from the Series C Preferred Stock were contributed to the Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units") and are reflected in the Operating Partnership's financial statements as a preferred contribution.

- The Operating Partnership issued Units. On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The net proceeds of $18.9 million received from the September 1997 Equity Offering were contributed to the Operating Partnership in exchange for 637,440 Units and are reflected in the Operating Partnership's financial statements as a general partner contribution. On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock ("October 1997 Equity Offering"). The net proceeds of $176.6 million received from the October 1997 Equity Offering were contributed to the Operating Partnership in exchange for 5,400,000 Units and are reflected in the Operating Partnership's financial statements as a general partner contribution. During 1997, the Operating Partnership issued 3,634,148 Units valued, in the aggregate, at $115.2 million in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as a limited partners contribution.

         During the period January 1, 1998 though March 26, 1998, the Operating Partnership purchased 51 properties containing an aggregate of 3.1 million square feet of GLA for approximately $111.7 million, or $36.44 per square foot. The purchase price consisted of approximately $109.8 million cash and Units valued at approximately $1.9 million.

         On January 27, 1998, the Operating Partnership registered $400.0 million of debt securities.

         On February 4, 1998, the Company issued 5,000,000 Depositary shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock ("Series D Preferred Stock") at an initial offering price of $25 per depositary share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units ("the "Series D Preferred Units") and are reflected in the Operating Partnership's financial statements as a preferred contribution.

         On March 18, 1998, the Company issued 3,000,000 Depositary shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock ("Series E Preferred Stock") at an initial offering price of $25 per depositary share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units") and are reflected in the Operating Partnership's financial statements as a preferred contribution.

         On March 26, 1998, the Operating Partnership entered into an underwriting agreement with J.P. Morgan Securities Inc. ("J.P. Morgan") and certain other underwriters named therein (the "Underwriters"), pursuant to which the Operating Partnership agreed to issue and sell $100.0 million of its 6 1/2% Dealer remarketable securities due April 5, 2011 (the "Drs."). The Drs. will bear interest at 6 1/2% from the date of issuance through April 5, 2001. On April 5, 2001, the Drs. will be subject to mandatory tender to J.P. Morgan, as the remarketing dealer, if they elect to remarket the Drs. If J.P. Morgan elects not to remarket the Drs., the Operating Partnership will be required to repurchase the Drs. on April 5, 2001 at 100% of the principal amount thereof plus accrued and unpaid interest.

      FUTURE ACQUISITIONS AND DEVELOPMENT

         The Operating Partnership has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Operating Partnership is currently engaged in negotiations relating to the possible acquisitions and developments of a number of properties located in the Operating Partnership's current markets and other markets into which the Operating Partnership may expand.

         When evaluating potential acquisitions, the Operating Partnership will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the potential for capital appreciation of the property; (iv) the ability of the Operating Partnership to improve the property's performance through renovation;
(v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by tenants for properties of a similar type in the vicinity; and (ix) competition from existing properties and the potential for the construction of new properties in the area.


                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. The following table summarizes the occupancy rates by region for industrial properties for the past five years:




                   INDUSTRIAL SPACE OCCUPANCY RATES BY REGION

                                                                                DECEMBER 31,
                                                                --------------------------------------------
               Region                                           1993      1994      1995     1996     1997
               ------                                           ----      ----      ----     ----     ----
               Midwest.......................................   92.8%     93.9%     95.1%.   94.3%    93.3%
               East..........................................   91.6      91.7      92.1     91.6     90.4
               South.........................................   91.4      91.7      90.9     90.5     90.4
               West..........................................   91.0      92.5      93.0     93.3     91.7

               United States.................................   91.7      92.6      93.1     92.7     91.6

-----------
Source:  CB Commercial Real Estate Group, Inc.

Item 2.  THE PROPERTIES

      GENERAL


         At December 31, 1997, the Operating Partnership and the Other Real Estate Partnerships owned 769 in-service properties (522 of which were owned by the Operating Partnership and 247 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately 56.6 million square feet of GLA in 22 states (34.5 million square feet of which comprised the properties owned by the Operating Partnership and 22.1 million square feet of which comprised the properties owned by the Other Real Estate Partnerships), with a diverse base of more than 2,500 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The median age of the Operating Partnership's and the Other Real Estate Partnership's on a combined basis as of December 31, 1997 was approximately 13 years.

         The Operating Partnership and the Other Real Estate Partnerships classify their properties into two industrial categories: bulk warehouse and light industrial. The bulk warehouse properties are generally used for bulk storage of materials and manufactured goods and the light industrial properties are generally used for the design, assembly, packaging and distribution of goods and, in some cases, the provision of services.

         The following table summarizes certain information as of December 31, 1997 with respect to the properties owned by the Operating Partnership, each of which is wholly owned by the Operating Partnership. Information in the table excludes properties under development at December 31, 1997.



                                                     OPERATING PARTNERSHIP
                                                       PROPERTY SUMMARY

                              BULK WAREHOUSE             LIGHTINDUSTRIAL                              TOTAL
                          -------------------------  ------------------------- -----------------------------------------------------
                                                                                                                         GLA AS A %
                                        NUMBER OF                 NUMBER OF                   NUMBER OF    OCCUPANCY      OF TOTAL
  METROPOLITAN AREA          GLA       PROPERTIES       GLA       PROPERTIES       GLA       PROPERTIES   AT 12/31/97    PORTFOLIO
-----------------------   -----------  ------------  ----------- ------------- ------------  ------------ ------------- ------------
Atlanta                    2,436,374         9          361,789          6       2,798,163         15          91%             8%
Chicago                    2,367,110        12        1,118,411         13       3,485,521         25          94%            10%
Cincinnati                   951,080         3          681,375          6       1,632,455          9          90%             5%
Cleveland                     -             -           355,141          8         355,141          8          67%             1%
Columbus                   1,608,804         4           56,849          1       1,665,653          5          99%             5%
Dallas                     1,088,017        10          482,313         10       1,570,330         20          99%             5%
Dayton                        -             -           322,746          6         322,746          6          98%             1%
Denver                        -             -         3,651,688         95       3,651,688         95          94%            11%
Detroit                    1,334,854        27          471,306         12       1,806,160         39          97%             5%
Houston                    1,959,956        17          514,064          7       2,474,020         24          99%             7%
Indianapolis               1,273,580         7        1,073,780         26       2,347,360         33          95%             7%
Long Island                  924,385         8        2,507,387         42       3,431,772         50          94%            10%
Milwaukee                     -             -           331,119          7         331,119          7          98%             1%
Minneapolis/St. Paul         534,527         6        1,364,471         20       1,898,998         26          92%             6%
Nashville                    538,811         3          480,118          8       1,018,929         11          98%             3%
New Jersey                   344,176         3        1,567,596         47       1,911,772         50          95%             6%
New Orleans                   -             -           557,453         15         557,453         15          89%             1%
Phoenix                       -             -           535,394          5         535,394          5         100%             1%
Salt Lake                     -             -           498,233         36         498,233         36          88%             1%
St. Louis                    377,213         4           35,114          1         412,327          5          80%             1%
Tampa                        153,377         2          919,841         28       1,073,218         30          93%             3%
Other    (a)                 535,700         4          141,601          4         677,301          8          99%             2%
                          -----------  ------------  ----------- ------------- ------------  ------------               ------------

Total                     16,427,964       119       18,027,789        403      34,455,753        522          94%           100%
                         ============  ============  =========== ============= ============  ============               ============


         (a) Properties are located in Green Bay, Wisconsin; Shreveport and Baton Rouge, Louisiana and Clarion, Iowa.

         The following table summarizes certain information as of December 31, 1997 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly owned by the Other Real Estate Partnerships. Information in the table excludes properties under development at December 31, 1997.



                         Other Real Estate Partnerships
                                Property Summary

                             BULK WAREHOUSE             LIGHT INDUSTRIAL                             TOTAL
                          -------------------------  ------------------------- -----------------------------------------------------
                                                                                                                         GLA as a %
                                        NUMBER OF                 NUMBER OF                   NUMBER OF    OCCUPANCY      OF TOTAL
  METROPOLITAN AREA          GLA       PROPERTIES       GLA       PROPERTIES       GLA       PROPERTIES   AT 12/31/97    PORTFOLIO
-----------------------   -----------  ------------  ----------- ------------- ------------  ------------ ------------- ------------
Atlanta                    1,010,161         9          213,467          5       1,223,628        14            91%          5%
Central Pennsylvania       3,397,351        18          844,207         15       4,241,558        33           100%         19%
Chicago                    1,602,251        13          528,740          8       2,130,991        21            94%         10%
Des Moines                   879,043         5           54,000          1         933,043         6           100%          4%
Detroit                    1,517,203        32        1,979,564         47       3,496,767        79            97%         16%
Grand Rapids               2,786,591        22           40,400          3       2,826,991        25            96%         13%
Indianapolis                 976,273         1          514,539          3       1,490,812         4            99%          7%
Milwaukee                     -             -           133,173          3         133,173         3           100%          1%
Minneapolis/St. Paul       1,330,460        10        1,877,522         25       3,207,982        35            99%         15%
Nashville                    760,229         4           -              -          760,229         4           100%          3%
St. Louis                    601,108        10          385,713          3         986,821        13            99%          4%
Other     (a)                301,355         4          378,603          6         679,958        10           100%          3%
                          -----------  ------------  ----------- ------------- ------------  ------------               ------------

Total                     15,162,025       128        6,949,928        119      22,111,953       247            98%        100%
                         ============  ============  =========== ============= ============  ============               ============


         (a) Properties are located in Denton and Abilene, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

      PROPERTY ACQUISITION ACTIVITY

         During 1997, the Operating Partnership completed 49 separate property acquisition transactions totaling approximately 21.0 million square feet of GLA at a total purchase price of approximately $817.1 million, or $38.91 per square foot. The 380 properties acquired in the 49 separate property acquisition transactions have the following characteristics:

                                                                                         OCCUPANCY
              METROPOLITAN AREA            GLA                PROPERTY TYPE              AT 12/31/97   ACQUISITION DATE
          ---------------------------  -----------  -----------------------------------  -----------  --------------------
          Indianapolis, IN                482,400             Bulk Warehouse                100%      January 9, 1997

          Long Island, NY               2,733,751    Bulk Warehouse/Light Industrial         94%      January 31, 1997

          Dayton, OH                       58,746            Light Industrial               100%      February 20, 1997

          Detroit, MI                     179,400             Bulk Warehouse                 99%      March 21, 1997

          Buffalo Grove, IL                84,956            Light Industrial               100%      March 28, 1997

          New Brighton, MN                112,082            Light Industrial               100%      March 31, 1997

          Brooklyn Park, MN                79,675            Light Industrial                82%      March 31, 1997

          Minneapolis, MN                  49,190            Light Industrial               100%      April 3, 1997

          Columbus, OH                    243,000             Bulk Warehouse                 93%      April 4, 1997

          Alsip, IL                       320,171             Bulk Warehouse                 97%      May 29, 1997

          West Allis, WI                   92,815            Light Industrial               100%      June 2, 1997

          Wauwatosa, WI                    25,150            Light Industrial               100%      June 5, 1997

          Green Bay, WI                    25,254            Light Industrial               100%      June 13, 1997

          LaGrange, IL                     59,075            Light Industrial               100%      June 20, 1997

          Wauwatosa, WI                    39,800            Light Industrial               100%      June 26, 1997

          Elk Grove, IL                   212,040            Light Industrial               100%      June 30, 1997

          New Jersey                      697,778     Bulk Warehouse/Light Industrial        96%      June 30, 1997

          Oakland, NJ                      52,402            Light Industrial               100%      July 11, 1997

          New Jersey                       75,000            Light Industrial                93%      July 18, 1997

          New Jersey                      458,666            Light Industrial                98%      July 31, 1997

          New Jersey                      110,000            Light Industrial               100%      August 1, 1997

          New Jersey                      118,750            Light Industrial                96%      August 29, 1997

          New Jersey                      117,108            Light Industrial               100%      August 29, 1997

          Independence, OH                169,116            Light Industrial                92%      September 19, 1997

          Taylor, MI                      102,400             Bulk Warehouse                100%      September 23, 1997

          Atlanta, GA                      97,518             Bulk Warehouse                100%      September 26, 1997

          Hazelwood, MO                    35,114            Light Industrial               100%      September 30, 1997

          Florence, KY                    570,000            Light Industrial               100%      September 30, 1997

          Cleveland, OH                    51,525            Light Industrial               100%      October 1, 1997

          Ford City, IL                   563,458    Bulk Warehouse/Light Industrial         68%      October 11, 1997

          Nashville, TN                   480,118            Light Industrial                96%      October 17, 1997

          Hicksville, NY                   68,635            Light Industrial                89%      October 23, 1997

          Ford City, IL                   391,470    Bulk Warehouse/Light Industrial         93%      October 23, 1997

          Cleveland, OH                    32,000            Light Industrial               100%      October 28, 1997

          Denver, CO                    3,573,495            Light Industrial                94%      October 30, 1997

          Eden Prairie, MN                 89,456            Light Industrial               100%      October 31, 1997

          Indianapolis, IN                100,000             Bulk Warehouse                 92%      November 19, 1997

          Denver, CO                       71,344            Light Industrial               100%      December 4, 1997

          New Jersey                      175,820    Bulk Warehouse/Light Industrial         79%      December 5, 1997

          Phoenix, AZ                     437,342            Light Industrial               100%      December 5, 1997

          Hicksville, NY                  100,000            Light Industrial               100%      December 9, 1997

          Multiple Markets   (a)        4,751,077    Bulk Warehouse/Light Industrial         98%      December 9, 1997

          Tampa, FL                       919,841    Bulk Warehouse/Light Industrial         92%      December 11, 1997

          Phoenix, AZ                      98,052            Light Industrial               100%      December 19, 1997

          Salt Lake City, UT              498,233            Light Industrial                88%      December 23, 1997

          Houston, TX                     346,819            Light Industrial                95%      December 23, 1997

          Hilliard, OH                    255,470             Bulk Warehouse                100%      December 29, 1997

          Hauppauge, NY                    21,900            Light Industrial                 0%      December 29, 1997

          Ronkonkoma, NY                  613,040            Light Industrial                94%      December 29, 1997
                                       ----------
                       Total           21,040,452
                                       ==========


        (a) Markets include Atlanta, Georgia; Dallas, Texas; Houston, Texas; New Orleans, Louisiana and Tampa, Florida.

         During 1997, the Other Real Estate Partnerships completed seven separate property acquisition transactions totaling approximately 1.8 million square feet of GLA at a total purchase price of approximately $45.3 million, or $24.54 per square foot. The nine properties acquired in the seven separate property acquistion transactions have the following characteristics:

                                                                                         Occupancy
              Metropolitan Area            GLA                Property Type              at 12/31/97   Acquisition Date
          ---------------------------  -----------  -----------------------------------  -----------  --------------------
          York, PA                        312,500            Bulk Warehouse                 100%      March 17, 1997
          Mechanicsburg, PA               162,500            Light Industrial               100%      March 24, 1997
          Mechanicsburg, PA               178,600            Bulk Warehouse                 100%      June 2, 1997
          Indianapolis, IN                161,539            Light Industrial               100%      July 30, 1997
          Polk, IA                         54,000            Light Industrial               100%      August 29, 1997
          Indianapolis, IN                353,000            Light Industrial               100%      September 23, 1997
          Denver, PA                      623,832            Bulk Warehouse                 100%      December 23, 1997
                                       ----------
                       Total            1,845,971
                                       ==========


      Property Development Activity

         During 1997, the Operating Partnership completed eight developments totaling approximately 1.2 million square feet of GLA at a total cost of approximately $38.0 million, or $32.75 per square foot. The developed properties have the following characteristics:

                                                                        Occupancy
Metropolitan Area                GLA            Property Type          at 12/31/97          Completion Date
---------------------------   ------------    ------------------    -------------------     -----------------------
Livonia, MI                       140,365      Bulk Warehouse              100%             March 1, 1997
Atlanta, GA                       181,200      Bulk Warehouse              (a)              March 10, 1997
Indianapolis, IN                   10,000      Bulk Warehouse              100%             April 1, 1997
Livonia, MI                       127,800      Bulk Warehouse              100%             November 21, 1997
Shreveport, LA                    250,000      Bulk Warehouse              100%             December 1, 1997
St. Louis, MO                     178,800      Bulk Warehouse              100%             December 12, 1997
Clarion, IA                       126,900      Bulk Warehouse              100%             December 16, 1997
Livonia, MI                       145,232      Bulk Warehouse              100%             December 31, 1997
                              ===========
                     Total      1,160,297
                              ===========

(a) Property was sold on June 30, 1997.


         During 1997, the Other Real Estate Partnerships completed two developments and two expansions totaling approximately .6 million square feet of GLA at a total cost of approximately $12.2 million, or $21.06 per square foot. The developed properties have the following characteristics:

                                                                          OCCUPANCY
METROPOLITAN AREA                GLA              PROPERTY TYPE          AT 12/31/97          COMPLETION DATE
---------------------------   ------------      ------------------    ------------------      ---------------------
Middleton, PA                     216,387        Bulk Warehouse             100%              March 1, 1997
Grand Rapids, MI                   17,000  (a)   Bulk Warehouse             100%              April 1, 1997
Middleton, PA                     321,333        Bulk Warehouse             100%              June 1, 1997
Atlanta, GA                        24,660  (a)   Light Industrial            100%             December 8, 1997
                              ============
                     Total        579,380
                              ============


(a)  Expansion.

        At December 31, 1997, the Operating Partnership had four projects under development with an estimated completion GLA of .5 million square feet and an estimated completion cost of approximately $17.7 million.

        At December 31, 1997, the Other Real Estate Partnerships had eight projects under development, with an estimated completion GLA of 2.0 million square feet and an estimated completion cost of approximately $72.7 million.

      PROPERTY SALES

        During 1997, the Operating Partnership sold three in-service properties totaling approximately .4 million square feet of GLA, one property held for redevelopment and parcels of land. Total gross sales proceeds approximated $16.1 million. The sold in-service properties have the following characteristics:

METROPOLITAN AREA                 GLA             PROPERTY TYPE        SALE DATE
-------------------------     -------------    --------------------    --------------------
Atlanta, GA                        202,880       Bulk Warehouse        June 30, 1997
Atlanta, GA                        181,200       Bulk Warehouse        June 30, 1997
Plymouth, MI                        27,990       Light Industrial      December 18, 1997
                              ------------
                   Total           412,070
                              ============


        During 1997, the Other Real Estate Partnerships sold seven in-service properties totaling approximately .4 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $17.6 million. The sold in-service properties have the following characteristics:

Metropolitan Area                  GLA             Property Type        Sale Date
-------------------------      -------------    --------------------    -------------------
Nashville, TN             (a)       227,267      Light Industrial       June 30, 1997
Maryland Heights, MO                 42,090      Light Industrial       September 16, 1997
Farmington Hills, MI                 17,564      Bulk Warehouse         October 29, 1997
Troy, MI                             54,675      Light Industrial       December 15, 1997
Maryland Heights, MO                 31,484      Bulk Warehouse         December 22, 1997
                               -------------
                   Total            373,080
                               =============

(a)  Comprised of three properties.


      Property Acquisitions Subsequent to Year End

        During the period January 1, 1998 through March 26, 1998, the Operating Partnership completed 16 separate property transactions totaling approximately
3.1 million square feet of GLA for approximately $111.7 million, or $36.44 per square foot, with the following characteristics:


Metropolitan Area                GLA                      Property Type                      Acquisition Date
---------------------------   -------------    ---------------------------------------    -----------------------
Chicago, IL                         53,500                Light Industrial                   January 9, 1998
Chicago, IL                        149,500                Light Industrial                   January 12, 1998
Chicago, IL                        203,548        Bulk Warehouse/Light Industrial            January 12, 1998
Minneapolis, MN                    318,013                Light Industrial                   January 15, 1998
Chicago, IL                        288,000                 Bulk Warehouse                    January 16, 1998
West Valley, UT                    183,772                Light Industrial                   January 28, 1998
Chicago, IL                        309,386        Bulk Warehouse/Light Industrial            January 30, 1998
Denver, CO                         448,186                Light Industrial                   January 30, 1998
Springboro, OH                      69,220                Light Industrial                   February 11, 1998
Garden City, NY                     42,700                Light Industrial                    March 3, 1998
Detroit, MI                         75,200                Light Industrial                    March 12, 1998
Chicago, Il                        200,000                Bulk Warehouse                      March 17, 1998
Farmingdale, NY                     60,000                Light Industrial                    March 23, 1998
Columbus, OH                       217,612                Light Industrial                    March 24, 1998
Sterling Heights, MI                66,132                Light Industrial                    March 24, 1998
Detroit, MI                        382,063                Light Industrial                    March 25, 1998
                              ------------
                                 3,066,832
                              ============


        During the period January 1, 1998 through March 26, 1998, the Other Real Estate Partnerships completed two separate property transactions totaling approximately .7 million square feet of GLA for approximately $24.1 million, or $33.63 per square foot, with the following characteristics:

Metropolitan Area                GLA                      Property Type                      Acquisition Date
---------------------------   -------------    ---------------------------------------    -----------------------

Indianapolis, IN                   181,950                Light Industrial                    March 4, 1998
Exton, PA                          534,360                Light Industrial                    March 12, 1998
                              -------------
                                   716,310
                              =============

      Detail Property Listing

        The following table lists all of the Operating Partnership's properties as of December 31, 1997, by geographic market area.

                                PROPERTY LISTING



                             LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE   ENCUMBRANCES  RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------   ------------   ---------   -------------       -------      ---       --------
Atlanta
-------
700 Westlake Parkway        Atlanta, GA                   1990      Light Industrial       3.50     56,400         82%
800 Westlake Parkway        Atlanta, GA                   1991      Bulk Warehouse         7.40    132,400         80%
4050 Southmeadow Parkway    Atlanta, GA                   1991      Light Industrial       6.60     87,328        100%
4051 Southmeadow Parkway    Atlanta, GA                   1989      Bulk Warehouse        11.20    171,671          0%
4071 Southmeadow Parkway    Atlanta, GA                   1991      Bulk Warehouse        17.80    209,918        100%
4081 Southmeadow Parkway    Atlanta, GA                   1989      Bulk Warehouse        12.83    254,172        100%
1875 Rockdale Industrial    Conyers, GA                   1966      Bulk Warehouse         5.70    121,600        100%
Blvd.
370 Great Southwest Pkwy    Atlanta, GA                   1986      Light Industrial       8.06    150,536         81%
(g)
955 Cobb Place              Kennesaw, GA                  1991      Bulk Warehouse         8.73     97,518        100%
6105 Boatrock Boulevard     Atlanta, GA                   1972      Light Industrial       1.79     32,000        100%
1640 Sands Place            Marietta, GA                  1977      Light Industrial       1.97     35,525        100%
3312 N. Berkeley Lake Road  Duluth, GA                    1969      Bulk Warehouse        52.11  1,040,276        100%
3495 Bankhead Highway (g)   Atlanta, GA                   1986      Bulk Warehouse        20.50    408,819        100%
                                                                                                 ---------    -------
                                                                    SUBTOTAL OR AVERAGE          2,798,163         91%
                                                                                                 ---------    -------

CHICAGO
-------
7200 S. Leamington          Bedford Park, IL              1950      Bulk Warehouse        12.24    310,752        100%

305-311 Era Drive           Northbrook, IL                1978      Light Industrial       1.82     27,549        100%
700-714 Landwehr Road       Northbrook, IL                1978      Light Industrial       1.99     41,835        100%
4330 South Racine Avenue    Chicago, IL                   1978      Bulk Warehouse         5.57    168,000        100%
13040 S. Crawford Avenue    Alsip, IL                     1976      Bulk Warehouse        15.12    400,076        100%
11241 Melrose Street        Franklin Park,                1969      Bulk Warehouse         2.47     77,031        100%
                            IL
12301-12325 S. Laramie      Alsip, IL                     1975      Bulk Warehouse         8.83    204,586        100%
Avenue
6300 West Howard Street     Niles, IL                   1956/64     Light Industrial      19.50    364,000        100%
301 Hintz                   Wheeling, IL                  1960      Light Industrial       2.51     43,636        100%
301 Alice                   Wheeling, IL                  1965      Light Industrial       2.88     65,450        100%
1001 Commerce Court         Buffalo Grove,                1989      Light Industrial       5.37     84,956        100%
                            IL
11939 South Central Avenue  Alsip, IL                     1972      Bulk Warehouse        12.60    320,171         97%
405 East Shawmut            La Grange, IL                 1965      Light Industrial       3.39     59,075        100%
2201 Lunt                   Elk Grove                     1963      Light Industrial       7.98    212,040        100%
                            Village, IL
1010-50 Sesame Street       Bensenville, IL   (d)         1976      Bulk Warehouse         8.00    252,000        100%
5555 West 70th Place        Bedford Park, IL              1973      Light Industrial       2.50     41,531        100%
3200-3250 South St. Louis   Chicago, IL                   1968      Light Industrial       8.66     74,685         64%
(g)
3110-3130 South St. Louis   Chicago, IL                   1968      Light Industrial       4.00     23,254        100%
7301 South Hamlin           Chicago, IL                 1975/86     Bulk Warehouse         1.49     56,017         43%
3740 West 74th Street       Chicago, IL                 1975/86     Light Industrial       2.14     80,400        100%
7401 South Pulaski          Chicago, IL                 1975/86     Bulk Warehouse         5.36    201,420         97%
3900 West 74th Street       Chicago, IL                 1975/86     Bulk Warehouse         2.13     79,907        100%
7501 South Pulaski          Chicago, IL                 1975/86     Bulk Warehouse         3.88    145,714          0%

410 West 169th Street       South Holland, IL             1974      Bulk Warehouse         6.40    151,536        100%
                                                                                                 ---------      -----
                                                                    SUBTOTAL OR AVERAGE          3,485,521         94%
                                                                                                 ---------      -----
CINCINNATI
----------
9900-9970                   Cincinnati, OH    (a)         1970      Bulk Warehouse        10.64    185,580         97%
Princeton-Glendale
2940 Highland Avenue        Cincinnati, OH    (a)       1969/74     Bulk Warehouse        17.08    500,500         75%
4700-4750 Creek Road        Blue Ash, OH      (a)         1960      Bulk Warehouse        15.32    265,000         96%
4860 Duff Drive             Cincinnati, OH                1979      Light Industrial       1.02     15,986        100%
4866 Duff Drive             Cincinnati, OH                1979      Light Industrial       1.02     16,000        100%
4884 Duff Drive             Cincinnati, OH                1979      Light Industrial       1.59     25,000         60%
4890 Duff Drive             Cincinnati, OH                1979      Light Industrial       1.59     25,018        100%
9636-9643 Interocean Drive  Cincinnati, OH                1983      Light Industrial       4.13     29,371         86%
7600 Empire Drive           Florence, KY                  1964      Light Industrial      38.73    570,000        100%
                                                                                                 ---------       -------
                                                                    SUBTOTAL OR AVERAGE          1,632,455         90%
                                                                                                 ---------       -------
Cleveland
21510-21600 Alexander       Oakwood, OH                   1985      Light Industrial       5.70    106,721         98%
Rd.  (h)
5405 & 5505 Valley Belt     Independence, OH              1983      Light Industrial       6.23     62,395         83%
Rd. (g)
10145 Philipp Parkway       Streetsboro, OH               1994      Light Industrial       4.00     51,525        100%
4410 Hamann                 Willoughby, OH                1975      Light Industrial       1.40     32,000        100%
6675 Parkland Boulevard     Solon, OH                     1991      Light Industrial      10.41    102,500          0%
                                                                                                 --------       -----
                                                                    SUBTOTAL OR AVERAGE            355,141         67%
                                                                                                 --------       -----
COLUMBUS
--------
6911 Americana Parkway      Columbus, OH                  1980      Light Industrial       4.05     56,849         89%
3800 Lockbourne             Columbus, OH                  1986      Bulk Warehouse        43.60    404,734        100%
Industrial Pky
1819 North Walcutt Road     Columbus, OH                  1973      Bulk Warehouse        11.33    243,000         93%
3880 Groveport Road         Obetz, OH                     1986      Bulk Warehouse        22.13    705,600        100%
4300 Cemetery Road          Hilliard, OH                  1968      Bulk Warehouse        62.71    255,470        100%
                                                                                                                   99%
                                                                                                 ---------      -----
                                                                    SUBTOTAL OR AVERAGE          1,665,653         99%
                                                                                                 ---------      -----

                             LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE   ENCUMBRANCES  RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------   ------------   ---------   -------------       -------      ---       --------
DALLAS
------
1275-1281 Roundtable Drive  Dallas, TX                    1966      Light Industrial       1.75     30,642        100%
2406-2416 Walnut Ridge      Dallas, TX                    1978      Light Industrial       1.76     44,000        100%
12750 Perimeter Drive       Dallas, TX                    1979      Light Industrial       6.72    178,200        100%
1324-1343 Roundtable Drive  Dallas, TX                    1972      Light Industrial       2.09     47,000        100%
1405-1409 Avenue II East    Grand Prairie,                1969      Light Industrial       1.79     36,000        100%
                            TX
2651-2677 Manana            Dallas, TX                    1966      Bulk Warehouse         2.55     82,229        100%
2401-2419 Walnut Ridge      Dallas, TX                    1978      Light Industrial       1.20     30,000        100%
4248-4252 Simonton          Farmers Ranch,                1973      Bulk Warehouse         8.18    205,693        100%
                            TX
900-906 Great Southwest     Arlington, TX                 1972      Bulk Warehouse         3.20     69,761        100%
Pkwy
2179 Shiloh Road            Garland, TX                   1982      Bulk Warehouse         3.63     65,700        100%
2159 Shiloh Road            Garland, TX                   1982      Light Industrial       1.15     20,800        100%
2701 Shiloh Road            Garland, TX                   1981      Bulk Warehouse         8.20    214,650        100%
12784 Perimeter Drive (h)   Dallas, TX                    1981      Light Industrial       4.57     95,671         86%
3000 West Commerce          Dallas, TX                    1980      Bulk Warehouse        11.23    128,478        100%
3030 Hansboro               Dallas, TX                    1971      Bulk Warehouse         3.71    100,000        100%
5222 Cockrell Hill          Dallas, TX                    1973      Bulk Warehouse         4.79     96,506        100%
405-407 113th               Arlington, TX                 1969      Bulk Warehouse         2.75     60,000        100%
816 111th Street            Arlington, TX                 1972      Bulk Warehouse         2.89     65,000        100%
                                                                                                 ---------      -----
                                                                    SUBTOTAL OR AVERAGE          1,570,330         99%
                                                                                                 ---------      -----
DAYTON
------
6094-6104 Executive         Huber Heights,                1975      Light Industrial       3.33     43,200        100%
Boulevard                   OH
6202-6220 Executive         Huber Heights,                1996      Light Industrial       3.79     64,000        100%
Boulevard                   OH
6268-6294 Executive         Huber Heights,                1989      Light Industrial       4.03     60,800        100%
Boulevard                   OH
5749-5753 Executive         Huber Heights,                1975      Light Industrial       1.15     12,000         50%
Boulevard                   OH
2200-2224 Sandridge Road    Moriane, OH                   1983      Light Industrial       2.96     58,746        100%
6230-6266 Executive         Huber Heights,                1979      Light Industrial       5.30     84,000        100%
                                                                                                 ---------      -----
Boulevard                   OH                                      SUBTOTAL OR AVERAGE            322,746         98%
                                                                                                 ---------      -----
DENVER
------
7100 North Broadway -       Denver, CO                    1978      Light Industrial      16.80     32,269        100%
Bldg. 1
7100 North Broadway -       Denver, CO                    1978      Light Industrial      16.90     32,500         98%
Bldg. 2
7100 North Broadway -       Denver, CO                    1978      Light Industrial      11.60     22,259         84%
Bldg. 3
7100 North Broadway -       Denver, CO                    1978      Light Industrial      15.00     28,789         57%
Bldg. 5
7100 North Broadway -       Denver, CO                    1978      Light Industrial      22.50     38,255         91%
Bldg. 6
10691 East Bethany Drive    Aurora, CO                    1979      Light Industrial       1.84     25,026         91%
20100 East 32nd Avenue      Aurora, CO                    1997      Light Industrial       4.10     51,300         90%
Parkway
15700 - 15820 West 6th      Golden, CO                    1978      Light Industrial       1.92     52,758         96%
Avenue
12850-15884 West 6th        Golden, CO                    1978      Light Industrial       1.92     31,856        100%
Avenue
5454 Washington             Denver, CO                    1985      Light Industrial       4.00     34,740         88%
5801 West 6th Avenue        Lakewood, CO                  1980      Light Industrial       1.03     15,500         60%
5805 West 6th Avenue        Lakewood, CO                  1980      Light Industrial       1.03     20,358         93%
5815 West 6th Avenue        Lakewood, CO                  1980      Light Industrial       1.03     20,765        100%
5825 West 6th Avenue        Lakewood, CO                  1980      Light Industrial       1.03     20,748        100%
5835 West 6th Avenue        Lakewood, CO                  1980      Light Industrial       1.03     20,490        100%
525 East 70th Street        Denver, CO                    1985      Light Industrial       5.18     12,000        100%
565 East 70th Street        Denver, CO                    1985      Light Industrial       5.18     29,990         88%
605 East 70th Street        Denver, CO                    1985      Light Industrial       5.18     34,000         88%
625 East 70th Street        Denver, CO                    1985      Light Industrial       5.18     24,000        100%
665 East 70th Street        Denver, CO                    1985      Light Industrial       5.18     24,000        100%
700 West 48th Street        Denver, CO                    1984      Light Industrial       5.40     53,471        100%
702 West 48th Street        Denver, CO                    1984      Light Industrial       5.40    130,426         22%
3370 North Peoria Street    Aurora, CO                    1978      Light Industrial       1.64     26,993        100%
3390 North Peoria Street    Aurora, CO                    1978      Light Industrial       1.46     22,699        100%
3508-3538 North Peoria      Aurora, CO                    1978      Light Industrial       2.61     40,653        100%
Street
3568 North Peoria Street    Aurora, CO                    1978      Light Industrial       2.24     34,775         85%
3350 North Peoria Street    Aurora, CO                    1978      Light Industrial       2.16     33,573        100%
4785 Elati                  Denver, CO                    1972      Light Industrial       3.34     34,777        100%
4770 Fox Street             Denver, CO                    1972      Light Industrial       3.38     26,565        100%
1550 West Evans             Denver, CO                    1975      Light Industrial       3.92     78,788        100%
12401-41 East 37th Avenue   Denver, CO                    1980      Light Industrial       1.19     26,922         77%
3751 - 71 Revere Street     Denver, CO                    1980      Light Industrial       2.41     54,666        100%
3871 Revere Street          Denver, CO                    1980      Light Industrial       3.19     75,625        100%
5454 Havana Street          Denver, CO                    1980      Light Industrial       2.68     42,504        100%
5500 Havana Street          Denver, CO                    1980      Light Industrial       2.19     34,776        100%
4570 Ivy Street             Denver, CO                    1985      Light Industrial       1.77     31,355        100%
5855 Stapleton Drive North  Denver, CO                    1985      Light Industrial       2.33     41,268        100%
5885 Stapleton Drive North  Denver, CO                    1985      Light Industrial       3.05     53,893        100%
5200-5280 North Broadway    Denver, CO                    1977      Light Industrial       1.54     31,780        100%
5977-5995 North Broadway    Denver, CO                    1978      Light Industrial       4.96     50,280        100%
2952-5978 North Broadway    Denver, CO                    1978      Light Industrial       7.91     88,977        100%
6400 North Broadway         Denver, CO                    1982      Light Industrial       4.51     69,430        100%
875 Parfer Street           Lakewood, CO                  1975      Light Industrial       3.06     49,216        100%

                             LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE  ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------  ------------    ---------   -------------       -------      ---       --------
DENVER (CON'T.)
---------------
4721 Ironton Street         Denver, CO                    1969      Light Industrial       2.84     50,160        100%
833 Parfer Street           Lakewood, CO                  1974      Light Industrial       2.57     24,800        100%
11005 West 8th Avenue       Lakewood, CO                  1974      Light Industrial       2.57     25,672        100%
7100 North Broadway - 7     Denver, CO                    1985      Light Industrial       2.30     24,822         97%
7100 North Broadway - 8     Denver, CO                    1985      Light Industrial       2.30      9,107        100%
6804 East 48th Avenue       Denver, CO                    1973      Light Industrial       2.23     46,464        100%
15350 East Hinsdale Drive   Denver, CO                    1987      Light Industrial       3.18     20,800        100%
15353 East Hinsdale Drive   Englewood, CO                 1987      Light Industrial       2.28     15,600        100%
15373 East Hinsdale Drive   Englewood, CO                 1987      Light Industrial       0.85      6,240        100%
4611 East 46th Avenue       Denver, CO                    1974      Light Industrial       1.20     28,600        100%
East 47th Drive -A          Denver, CO                    1997      Light Industrial       3.00     51,200        100%
East 47th Drive - B         Denver, CO                    1997      Light Industrial       2.50     43,720        100%
Centennial Airport          Denver, CO                    1997      Light Industrial       3.20     59,270        100%
Business Pk.
9500 W. 49th Street - A     Wheatridge, CO                1997      Light Industrial       1.74     19,217        100%
9500 W. 49th Street - B     Wheatridge, CO                1997      Light Industrial       1.74     15,441        100%
9500 W. 49th Street - C     Wheatridge, CO                1997      Light Industrial       1.74     29,174        100%
9500 W. 49th Street - D     Wheatridge, CO                1997      Light Industrial       1.74     41,615        100%
8100 South Park Way - A     Littleton, CO                 1997      Light Industrial       3.33     52,160        100%
8100 South Park Way - B     Littleton, CO                 1984      Light Industrial       0.78     12,259        100%
8100 South Park Way - C     Littleton, CO                 1984      Light Industrial       4.28     67,520        100%
451-591 East 124th Avenue   Littleton, CO                 1979      Light Industrial       4.96     59,711        100%
14100 East Jewell           Aurora, CO                    1980      Light Industrial       3.67     58,553        100%
14190 East Jewell           Aurora,  CO                   1980      Light Industrial       1.84     29,442         92%
608 Garrison Street         Lakewood, CO                  1984      Light Industrial       2.17     25,000         86%
610 Garrison Street         Lakewood, CO                  1984      Light Industrial       2.17     25,000         89%
1111 West Evans (A&C)       Denver, CO                    1986      Light Industrial       2.00     36,894        100%
1111 West Evans (B)         Denver, CO                    1986      Light Industrial       0.50      4,725        100%
15000 West 6th Avenue       Golden, CO                    1985      Light Industrial       5.25     69,583         85%
14998 West 6th Avenue E     Golden, CO                    1995      Light Industrial       2.29     42,832        100%
14998 West 6th Avenue F     Englewood, CO                 1995      Light Industrial       2.29     20,424        100%
12503 East Euclid Drive     Denver, CO                    1986      Light Industrial      10.90     97,871        100%
6547 South Racine Circle    Englewood, CO                 1996      Light Industrial       3.92     60,112         59%
7800 East Iliff Avenue      Denver, CO                    1983      Light Industrial       3.06     22,296         96%
2369 South Trenton Way      Denver, CO                    1983      Light Industrial       4.80     33,267        100%
2370 South Trenton Way      Denver, CO                    1983      Light Industrial       3.27     22,735        100%
2422 South Trenton Way      Denver, CO                    1983      Light Industrial       3.94     27,413         73%
2452 South Trenton Way      Denver, CO                    1983      Light Industrial       6.78     47,931        100%
8122 South Park Lane - A    Littleton, CO                 1986      Light Industrial       5.09     46,182         95%
8122 South Park Lane -  B   Littleton, CO                 1986      Light Industrial       2.28     20,389        100%
1600 South Abilene          Aurora, CO                    1986      Light Industrial       3.53     47,930        100%
1620 South Abilene          Aurora, CO                    1986      Light Industrial       2.04     27,666        100%
1640 South Abilene          Aurora, CO                    1986      Light Industrial       2.80     37,948        100%
13900 East Florida Avenue   Aurora, CO                    1986      Light Industrial       1.44     19,493         86%
4301 South Federal          Englewood, CO                 1997      Light Industrial       2.80     35,381        100%
Boulevard
14401-14492 East 33rd       Aurora, CO                    1979      Light Industrial       4.75    100,100        100%
Place
11701 East 53rd Avenue      Denver, CO                    1985      Light Industrial       4.19     81,981        100%
5401 Oswego Street          Denver, CO                    1985      Light Industrial       2.80     53,838        100%
2630 West 2nd Avenue        Denver, CO                    1970      Light Industrial       0.50      8,260        100%
2650 West 2nd Avenue        Denver, CO                    1970      Light Industrial       2.80     36,081        100%
14818 West 6th Avenue       Golden, CO                    1985      Light Industrial       2.54     39,776        100%
Bldg. A
14828 West 6th Avenue       Golden, CO                    1985      Light Industrial       2.54     41,925         91%
Bldg. B
2075 South Valentia         Denver, CO                    1981      Light Industrial       2.42     22,093         86%
                                                                                                 ---------      -----

                                                                    Subtotal or Average          3,651,688         94%
                                                                                                 ---------      -----
Detroit
-------
21477 Bridge Street         Southfield, MI                1986      Light Industrial       3.10     41,500        100%
32450 N. Avis Drive         Madison Heights,              1974      Light Industrial       3.23     55,820        100%
                            MI
32200 N. Avis Drive         Madison Heights,              1973      Light Industrial       6.15     88,700        100%
                            MI
32440-32442 Industrial      Madison Heights,              1979      Light Industrial       1.41     19,200         63%
Drive                       MI
32450 Industrial Drive      Madison Heights,              1979      Light Industrial       0.76     10,350        100%
                            MI
11813 Hubbard               Livonia, MI                   1979      Light Industrial       1.95     33,300        100%
11844 Hubbard               Livonia, MI                   1979      Light Industrial       2.16     38,500        100%
11866 Hubbard               Livonia, MI                   1979      Light Industrial       2.32     41,380        100%
12050-12190 Hubbard         Livonia, MI                   1981      Light Industrial       6.10     85,086        100%
(g)
38200 Plymouth              Livonia, MI                   1997      Bulk Warehouse        11.43    140,365        100%
38220 Plymouth              Livonia, MI                   1988      Bulk Warehouse        13.14    145,232        100%
38300 Plymouth              Livonia, MI                   1997      Bulk Warehouse         6.95    127,800        100%
12707 Eckles Road           Plymouth, MI                  1990      Light Industrial       2.62     42,300        100%
9300-9328 Harrison Rd.      Romulus, MI                   1978      Bulk Warehouse         2.53     29,280         75%
9330-9358 Harrison Rd.      Romulus, MI                   1978      Bulk Warehouse         2.53     29,280         63%
28420-28448 Highland Rd     Romulus, MI                   1979      Bulk Warehouse         2.53     29,280        100%
28450-28478 Highland Rd     Romulus, MI                   1979      Bulk Warehouse         2.53     29,340        100%
28421-28449 Highland Rd     Romulus, MI                   1980      Bulk Warehouse         2.53     29,280         88%
28451-28479 Highland Rd     Romulus, MI                   1980      Bulk Warehouse         2.53     29,280        100%
28825-28909 Highland Rd     Romulus, MI                   1981      Bulk Warehouse         2.53     29,284        100%




                             LOCATION                  YEAR BUILT-                      LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE  ENCUMBERANCES  RENOVATED    BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------  -------------   ---------   -------------       -------      ---       --------
DETROIT (CON'T.)
----------------
28933-29017 Highland Rd     Romulus, MI                   1982      Bulk Warehouse         2.53     29,280        100%
28824-28908 Highland Rd     Romulus, MI                   1982      Bulk Warehouse         2.53     29,280        100%
28932-29016 Highland Rd     Romulus, MI                   1982      Bulk Warehouse         2.53     29,280        100%
9710-9734 Harrison Road     Romulus, MI                   1987      Bulk Warehouse         2.22     25,925        100%
9740-9772 Harrison Road     Romulus, MI                   1987      Bulk Warehouse         2.53     29,414         50%
9840-9868 Harrison Road     Romulus, MI                   1987      Bulk Warehouse         2.53     29,280        100%
9800-9824 Harrison Road     Romulus, MI                   1987      Bulk Warehouse         2.22     25,620        100%
29265-29285 Airport Drive   Romulus, MI                   1983      Bulk Warehouse         2.05     23,707        100%
29185-29225 Airport Drive   Romulus, MI                   1983      Bulk Warehouse         3.17     36,658        100%
29149-29165 Airport Drive   Romulus, MI                   1984      Bulk Warehouse         2.89     33,440        100%
29101-29115 Airport Drive   Romulus, MI                   1985      Bulk Warehouse         2.53     29,287        100%
29031-29045 Airport Drive   Romulus, MI                   1985      Bulk Warehouse         2.53     29,280        100%
29050-29062 Airport Drive   Romulus, MI                   1986      Bulk Warehouse         2.22     25,620        100%
29120-29134 Airport Drive   Romulus, MI                   1986      Bulk Warehouse         2.53     29,282        100%
29200-29214 Airport Drive   Romulus, MI                   1985      Bulk Warehouse         2.53     29,280        100%
9301-9339 Middlebelt Road   Romulus, MI                   1983      Light Industrial       1.29     15,170        100%
21405 Trolley Industrial    Taylor, MI                    1971      Bulk Warehouse        11.25    179,400         99%
Road
26980 Trolley Industrial    Taylor, MI                    1997      Bulk Warehouse         5.43    102,400        100%
Drive
                                                                                                 ----------     -------
                                                                    Subtotal or Average          1,806,160         97%
                                                                                                 ----------     -------
HOUSTON
-------
2102-2314 Edwards Street    Houston, TX                   1961      Bulk Warehouse         5.02    115,248        100%
4545 Eastpark Drive         Houston, TX                   1972      Bulk Warehouse         3.80     81,295        100%
3351 Ranch Street           Houston, TX                   1970      Bulk Warehouse         4.04     82,500        100%
3851 Yale Street            Houston, TX                   1971      Bulk Warehouse         5.77    132,554        100%
3337-3347 Ranch Street      Houston, TX                   1970      Bulk Warehouse         2.29     60,085        100%
8505 North Loop East        Houston, TX                   1981      Bulk Warehouse         4.99    107,769        100%
4749-4799 Eastpark Dr.      Houston, TX                   1979      Bulk Warehouse         7.75    182,563        100%
4851 Homestead Road         Houston, TX                   1973      Bulk Warehouse         3.63    142,250         90%
3365-3385 Ranch Street      Houston, TX                   1970      Bulk Warehouse         3.31     82,140        100%
5050 Campbell Road          Houston, TX                   1970      Bulk Warehouse         6.10    121,875        100%
4300 Pine Timbers           Houston, TX                   1980      Bulk Warehouse         4.80    113,400        100%
10600 Hampstead             Houston, TX                   1974      Light Industrial       1.26     19,063        100%
2300 Fairway Park Drive     Houston, TX                   1974      Light Industrial       1.25     19,008        100%
7969 Blakenship             Houston, TX                   1972      Light Industrial       2.27     48,140        100%
8001 Kempwood               Houston, TX                   1972      Light Industrial       1.45     33,034        100%
7901 Blankenship            Houston, TX                   1972      Light Industrial       2.17     48,000        100%
2500-2530 Fairway Park      Houston, TX                   1974      Bulk Warehouse         8.72    213,638        100%
6550 Longpointe             Houston, TX                   1980      Bulk Warehouse         4.13     97,700        100%
1815 Turning Basin Drive    Houston, TX                   1980      Bulk Warehouse         6.34    139,630        100%
1819 Turning Basin Drive    Houston, TX                   1980      Bulk Warehouse         2.85     65,494        100%
4545 Mossford Drive         Houston, TX                   1975      Bulk Warehouse         3.56     66,565        100%
1805 Turning Basin Drive    Houston, TX                   1980      Bulk Warehouse         7.60    155,250        100%
7000 Empire Drive           Houston, TX        (f)        1980      Light Industrial       6.25     94,781         94%
9777 West Gulfbank Drive    Houston, TX        (f)        1980      Light Industrial      15.45    252,038         96%
                                                                                                 ---------      -----
                                                                    Subtotal or Average          2,474,020         99%
                                                                                                 ---------      -----
INDIANAPOLIS
------------
1445 Brookville Way         Indianapolis, IN   (a)        1989      Light Industrial       8.79    115,200        100%
1440 Brookville Way         Indianapolis, IN   (a)        1990      Bulk Warehouse         9.64    166,400        100%
1240 Brookville Way         Indianapolis, IN   (a)        1990      Bulk Warehouse         3.50     63,000        100%
1220 Brookville Way         Indianapolis, IN   (a)        1990      Light Industrial       2.10     10,000        100%
1345 Brookville Way         Indianapolis, IN   (b)        1992      Light Industrial       5.50    132,000        100%
1350 Brookville Way         Indianapolis, IN   (a)        1994      Bulk Warehouse         2.87     38,460        100%
1315 Sadlier Circle East    Indianapolis, IN   (b)     1970/1992    Light Industrial       1.33     14,000        100%
Drive
1341 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       2.03     32,400        100%
Drive
1322-1438 Sadlier Circle    Indianapolis, IN   (b)     1971/1992    Light Industrial       3.79     36,000        100%
East Dr
1327-1441 Sadlier Circle    Indianapolis, IN   (b)        1992      Light Industrial       5.50     54,000        100%
West Dr
1304 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       2.42     17,600        100%
Drive
1402 Sadlier Circle East    Indianapolis, IN   (b)     1970/1992    Light Industrial       4.13     40,800        100%
Drive
1504 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       4.14     54,000        100%
Drive
1311 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       1.78     13,200        100%
Drive
1365 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       2.16     30,000        100%
Drive
1352-1354 Sadlier Circle    Indianapolis, IN   (b)     1970/1992    Light Industrial       3.50     44,000         55%
E. Drive
1335 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       1.20     20,000        100%
Drive
1327 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       1.20     12,800        100%
Drive
1425 Sadlier Circle East    Indianapolis, IN   (b)     1971/1992    Light Industrial       2.49      5,000        100%
Drive
1230 Brookville Way         Indianapolis, IN   (a)        1995      Light Industrial       1.96     15,000        100%
6951 East 30th Street       Indianapolis, IN              1995      Light Industrial       3.81     44,000        100%
6701 East 30th Street       Indianapolis, IN              1995      Light Industrial       3.00      7,820        100%
6737 East 30th Street       Indianapolis, IN              1995      Bulk Warehouse        11.01     87,500        100%
1225 Brookville Way         Indianapolis, IN              1997      Light Industrial       1.00     10,000        100%
6555 East 30th Street       Indianapolis, IN           1969/1981    Bulk Warehouse        37.00    331,826         78%
2432-2436 Shadeland         Indianapolis, IN              1968      Light Industrial       4.57     70,560        100%
8402-8440 East 33rd Street  Indianapolis, IN              1977      Light Industrial       4.70     55,200        100%
8520-8630 East 33rd Street  Indianapolis, IN              1976      Light Industrial       5.30     81,000         83%
8710-8768 East 33rd Street  Indianapolis, IN              1979      Light Industrial       4.70     43,200        100%
3316-3346 North Pagosa      Indianapolis, IN              1977      Light Industrial       5.10     81,000        100%
Court


                             LOCATION                   YEAR BUILT-                    LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------  ------------    ---------   -------------       -------      ---       --------
INDIANAPOLIS (CON'T.)
---------------------
3331 Raton Court            Indianapolis, IN              1979      Light Industrial       2.80     35,000        100%
4430 Airport Expressway     Indianapolis, IN              1970      Bulk Warehouse        32.00    486,394        100%
6751 East 30th Street       Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000         92%
                                                                                                 ---------      -----
                                                                    Subtotal or Average          2,347,360         95%
                                                                                                 ---------      -----
Long Island
-----------
1140 Motor Parkway          Huppauge, NY                  1978      Bulk Warehouse         8.00    153,500        100%
10 Edison Street            Amityville, NY                1971      Light Industrial       1.40     34,400        100%
120 Secatogue Avenue        Farmingdale, NY               1957      Bulk Warehouse         2.60     63,571         66%
100 Lauman Lane             Hicksville, NY                1968      Bulk Warehouse         1.90     36,700         74%
200 Finn Court              Farmingdale, NY               1965      Bulk Warehouse         5.00    105,000        100%
243 Dixon Avenue            Amityville, NY                1978      Light Industrial       1.30     22,250        100%
717 Broadway Avenue         Holbrook, NY                  1967      Bulk Warehouse        12.30    150,000        100%
725 Broadway Avenue         Holbrook, NY                  1967      Bulk Warehouse         8.00    122,160         82%
270 Duffy Avenue            Hicksville, NY                1956      Light Industrial       8.40    134,382         97%
280 Duffy Avenue            Hicksville, NY                1956      Light Industrial       2.60     49,200        100%
575 Underhill Boulevard     Syosset, NY                   1967      Light Industrial      16.60    233,424         97%
5 Sidney Court              Lindenhurst, NY               1962      Light Industrial       1.70     29,300        100%
7 Sidney Court              Lindenhurst, NY               1964      Light Industrial       5.10     34,000        100%
450 Commack Road            Deer Park, NY                 1964      Light Industrial       5.10     60,005         96%
99 Layfayette Drive         Syosset, NY                   1964      Bulk Warehouse        10.90    221,454         99%
65 East Bethpage Road       Plainview, NY                 1960      Light Industrial       1.40     27,276         93%
171 Milbar Boulevard        Farmingdale, NY               1961      Light Industrial       2.30     62,600         99%
95 Horseblock Road          Yaphank, NY                   1971      Light Industrial      20.00    180,906         79%
151-171 East 2nd Street     Huntington, NY                1968      Light Industrial       2.70     42,725        100%
171-175 East 2nd Street     Huntington, NY                1969      Light Industrial       2.60     42,374        100%
35 Bloomingdale Road        Hicksville, NY                1962      Light Industrial       1.40     32,850        100%
15-39 Tec Street            Hicksville, NY                1965      Light Industrial       1.10     17,350        100%
100 Tec Street              Hicksville, NY                1965      Light Industrial       1.20     25,000        100%
51-89 Tec Street            Hicksville, NY                1965      Light Industrial       1.20     21,850         85%
502 Old Country Road        Hicksville, NY                1965      Light Industrial       0.50     10,000        100%
80-98 Tec Street            Hicksville, NY                1965      Light Industrial       0.75     13,050        100%
201-233 Park Avenue         Hicksville, NY                1962      Light Industrial       1.70     36,917        100%
6851 Jericho Turnpike       Syosset, NY                   1969      Light Industrial      11.80    134,991         91%
One Fairchild Court         Plainview, NY                 1959      Light Industrial       5.75     57,420         93%
79 Express Street           Plainview, NY                 1972      Light Industrial       4.70     72,146         79%
92 Central Avenue           Farmingdale, NY               1961      Bulk Warehouse         4.70     72,000         92%
160 Engineer Drive          Hicksville, NY                1966      Light Industrial       1.90     29,500        100%
260 Engineers Drive         Hicksville, NY                1966      Light Industrial       2.80     52,900        100%
87-119 Engineers Drive (g)  Hicksville, NY                1966      Light Industrial       1.70     36,800        100%
950-970 South Broadway      Hicksville, NY                1966      Light Industrial       2.65     55,146         90%
290 Duffy Avenue            Hicksville, NY     (c)        1974      Light Industrial       3.00     55,050        100%
185 Price Parkway           Farmingdale, NY               1969      Light Industrial       6.40    100,000        100%
62 Alpha Plaza              Hicksville, NY                1968      Light Industrial       2.64     34,600        100%
90 Alpha Plaza              Hicksville, NY                1969      Light Industrial       1.36     34,035         78%
325 Duffy Avenue            Hicksville, NY                1970      Light Industrial       6.64    100,000        100%
939 Motor Parkway           Hauppauge, NY                 1977      Light Industrial       1.50     21,900          0%
2070 5th Avenue             Ronkonkoma, NY                1975      Light Industrial       3.66     50,296        100%
200 13th Avenue             Ronkonkoma, NY                1979      Light Industrial       4.70     72,089        100%
100 13th Avenue             Ronkonkoma, NY                1979      Light Industrial       4.14     62,898        100%
1 Comac Loop                Ronkonkoma, NY                1980      Light Industrial       5.18     63,765         73%
80 13th Avenue              Ronkonkoma, NY                1983      Light Industrial       6.22     87,102         87%
90 13th Avenue              Ronkonkoma, NY                1982      Light Industrial       6.95    105,519        100%
33 Comac Loop               Ronkonkoma, NY                1983      Light Industrial       5.37     71,904         92%
101-125 Comac Street        Ronkonkoma, NY                1985      Light Industrial       8.42     99,467         95%
                                                                                                 ---------      -----
                                                                    Subtotal or Average          3,431,772         94%
                                                                                                 ---------      -----
Milwaukee
---------
6523 North Sidney Place     Glendale, WI                  1978      Light Industrial       4.00     43,440         83%
8800 West Bradley           Milwaukee, WI                 1982      Light Industrial       8.00     78,000        100%
1435 North 113th Street     Wauwatosa, WI                 1993      Light Industrial       4.69     51,950        100%
11217-43 West Becher        West Allis, WI                1979      Light Industrial       1.74     29,099        100%
Street
2152 South 114th Street     West Allis, WI                1980      Light Industrial       3.30     63,680        100%
4560 North 124th Street     Wauwatosa, WI                 1976      Light Industrial       1.31     25,150        100%
12221 West Feerick Street   Wauwatosa, WI                 1971      Light Industrial       1.90     39,800        100%
                                                                                                 ---------     ------
                                                                    Subtotal or Average            331,119         98%
                                                                                                 ---------     ------
Minneapolis/St. Paul
--------------------
10120 West 76th Street      Eden Prairie, MN              1987      Light Industrial       4.52     57,798        100%
7615 Golden Triangle        Eden Prairie, MN              1987      Light Industrial       4.61     52,820        100%
7625 Golden Triangle Drive  Eden Prairie, MN              1987      Light Industrial       4.61     73,125         97%
2605 Fernbrook Lane North   Plymouth, MN                  1987      Light Industrial       6.37     80,769         90%
12155 Nicollet Avenue       Burnsville, MN                1995      Bulk Warehouse         5.80     48,000        100%




                                 LOCATION                  YEAR BUILT                      LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS           CITY/STATE   ENCUMBRANCES  -RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------           ----------   ------------  ----------   -------------       -------      ---       --------
MINNEAPOLIS/ST. PAUL (CON'T.)
-----------------------------
6701 Parkway Circle              Brooklyn Center, MN           1987      Light Industrial       4.44     75,000        100%
6601 Shingle Creek               Brooklyn Center,              1985      Light Industrial       4.59     68,899         99%
                                 MN
9401 73rd Avenue North           Brooklyn Park, MN             1995      Light Industrial       4.46     59,782        100%
1905 West Country Road C         Roseville, MN                 1993      Light Industrial       4.60     47,735        100%
2720 Arthur Street               Roseville, MN                 1995      Light Industrial       6.06     74,337        100%
10205 51st Avenue North          Plymouth, MN                  1990      Light Industrial       2.00     30,476        100%
4100 Peavey Road                 Chaska, MN                    1988      Light Industrial       8.27     78,029         64%
11300 Hampshire Avenue           Bloomington, MN               1983      Bulk Warehouse         9.94    125,950         54%
South
375 Rivertown Drive              Woodbury, MN                  1996      Bulk Warehouse        11.33    172,800        100%
5205 Highway 169                 Plymouth, MN                  1960      Light Industrial       7.92     97,770         95%
6451-6595 Citywest Parkway       Eden Prairie, MN              1984      Light Industrial       6.98     83,189         99%
7100-7198 Shady Oak Road         Eden Prairie, MN              1982      Bulk Warehouse        14.44    187,777        100%
(h)
1565 First Avenue NW             New Brighton, MN              1978      Light Industrial       8.87    112,082        100%
7125 Northland Terrace           Brooklyn Park, MN             1996      Light Industrial       5.89     79,675         82%
6900 Shady Oak Road              Eden Prairie,  MN             1980      Light Industrial       4.60     49,190        100%
7550-7588 Washington             Eden Prairie, MN              1975      Light Industrial       2.70     29,739        100%
Square
7500-7546 Washington             Eden Prairie, MN              1975      Light Industrial       5.40     44,600        100%
Square
5240-5300 Valley                 Shakopee, MN                  1973      Light Industrial       9.06     80,000         88%
Industrial Blvd
6477-6525 City West Parkway      Eden Prairie, MN              1984      Light Industrial       7.00     89,456         64%
                                                                                                      ---------     ------
                                                                         Subtotal or Average          1,898,998         92%
                                                                                                      ---------     ------
Nashville
---------
3099 Barry Drive                 Portland, TN                  1995      Bulk Warehouse         6.20    109,058        100%
3150 Barry Drive                 Portland, TN                  1993      Bulk Warehouse        26.32    268,253        100%
1650 Elm Hill Pike               Nashville, TN                 1984      Light Industrial       3.46     41,228        100%
1821 Air Lane Drive              Nashville, TN                 1984      Light Industrial       2.54     25,300        100%
1102 Appleton Drive              Nashville, TN                 1984      Light Industrial       1.73     28,022         82%
1920 Air Lane Drive              Nashville, TN                 1985      Light Industrial       3.19     49,912         81%
1931 Air Lane Drive              Nashville, TN                 1984      Light Industrial      10.11     87,549         95%
470 Metroplex Drive (g)          Nashville, TN                 1986      Light Industrial       8.11    102,052         99%
1150 Antiock Pike                Nashville, TN                 1987      Light Industrial       9.83    146,055        100%
5599 Highway 31 West             Portland, TN                  1995      Bulk Warehouse        20.00    161,500        100%
                                                                                                      ----------     -----
                                                                         Subtotal or Average          1,018,929         98%
                                                                                                      ----------     -----
New Jersey
----------
116 Lehigh Drive                 Fairfield, NJ                 1986      Bulk Warehouse         5.00    106,184        100%
60 Ethel Road West               Piscataway, NJ                1982      Light Industrial       3.93     42,802        100%
70 Ethel Road West               Piscataway, NJ                1979      Light Industrial       3.78     61,500        100%
105 Neptune Boulevard            Neptune, NJ                   1989      Light Industrial      10.00     20,440         80%
140 Hanover Avenue               Hanover, NJ                1964/1988    Light Industrial       2.95     25,261         72%
601-629 Montrose Avenue          South                         1974      Light Industrial       5.83     75,000         93%
                                 Plainfield, NJ
3 Marlen                         Hamilton, NJ                  1981      Light Industrial       1.11     13,174        100%
5 Marlen                         Hamilton, NJ                  1981      Light Industrial       1.56     21,000        100%
7 Marlen                         Hamilton, NJ                  1982      Light Industrial       2.05     28,400        100%
8 Marlen                         Hamilton, NJ                  1982      Light Industrial       4.36     60,001        100%
15 Marlen                        Hamilton, NJ                  1982      Light Industrial       1.19     13,562        100%
17 Marlen                        Hamilton, NJ                  1981      Light Industrial       1.32     20,030        100%
1 South Gold Drive               Hamilton, NJ                  1973      Light Industrial       1.50     20,009         95%
2 South Gold Drive               Hamilton, NJ                  1974      Light Industrial       1.15     33,928         62%
5 South Gold Drive               Hamilton, NJ                  1974      Light Industrial       1.97     24,000        100%
6 South Gold Drive               Hamilton, NJ                  1975      Light Industrial       1.00     13,580        100%
7 South Gold Drive               Hamilton, NJ                  1976      Light Industrial       1.00     10,218        100%
8 South Gold Drive               Hamilton, NJ                  1977      Light Industrial       1.14     16,907        100%
9 South Gold Drive               Hamilton, NJ                  1980      Light Industrial       1.00     13,566        100%
11 South Gold Drive              Hamilton, NJ                  1979      Light Industrial       1.97     33,114        100%
12 South Gold Drive              Hamilton, NJ                  1980      Light Industrial       1.29     20,240        100%
9 Princess Road                  Lawrenceville, NJ             1985      Light Industrial       2.36     24,375        100%
11 Princess Road                 Lawrenceville, NJ             1985      Light Industrial       5.33     55,000         82%
15 Princess Road                 Lawrenceville, NJ             1986      Light Industrial       2.00     20,625        100%
17 Princess Road                 Lawrenceville, NJ             1986      Light Industrial       1.82     18,750        100%
220 Hanover Avenue               Hanover, NJ                   1987      Bulk Warehouse        29.27    158,242        100%
244 Shefield Street              Mountainside, NJ           1965/1986    Light Industrial       2.20     23,000        100%
30 Troy Road                     Hanover,  NJ                  1972      Light Industrial       1.31     17,345        100%
15 Leslie Court                  Hanover,  NJ                  1971      Light Industrial       3.08     18,000        100%
20 Leslie Court                  Hanover,  NJ                  1974      Light Industrial       1.38     17,997        100%
25 Leslie Court                  Hanover,  NJ                  1975      Light Industrial       1.30     70,755        100%
130 Algonquin Parkway            Hanover,  NJ                  1973      Light Industrial       5.50     29,008        100%
150 Algonquin Parkway            Hanover,  NJ                  1973      Light Industrial       2.47     17,531        100%
55 Locust Avenue                 Roseland, NJ                  1980      Bulk Warehouse        13.63     79,750        100%
31 West Forest Street (g)        Englewood, NJ                 1978      Light Industrial       6.00    110,000        100%
25 World's Fair Drive            Franklin, NJ                  1986      Light Industrial       1.81     20,000        100%
14 World's Fair Drive            Franklin, NJ                  1980      Light Industrial       4.53     60,000        100%
16 World's Fair Drive            Franklin, NJ                  1981      Light Industrial       3.62     43,400        100%




                             LOCATION                  YEAR BUILT                      LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE  ENCUMBRANCES  -RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------  ------------  ----------   -------------       -------      ---       --------
New Jersey (con't.)
---------------------
18 World's Fair Drive       Franklin, NJ                  1982      Light Industrial       1.12     12,809        100%
23 World's Fair Drive       Franklin, NJ                  1982      Light Industrial       1.20     15,540        100%
12 World's Fair Drive       Franklin, NJ                  1981      Light Industrial       3.85     65,000        100%
1 World's Fair Drive        Franklin, NJ                  1983      Light Industrial       3.85     53,372        100%
2 World's Faire Drive       Franklin, NJ                  1982      Light Industrial       2.06     59,310         75%
49 Napoleon Court           Franklin, NJ                  1982      Light Industrial       2.06     32,487          0%
50 Napoleon Court           Franklin, NJ                  1982      Light Industrial       1.52     20,158        100%
22 World's Fair Drive       Franklin, NJ                  1983      Light Industrial       3.52     50,000         90%
26 World's Fair Drive       Franklin, NJ                  1984      Light Industrial       3.41     47,000        100%
24 World's Fair Drive       Franklin, NJ                  1984      Light Industrial       3.45     47,000        100%
12 Wright Way               Oakland, NJ                   1981      Light Industrial       6.52     52,402        100%
                                                                                                 ---------      -----
                                                                    Subtotal or Average          1,911,772         95%
                                                                                                 ---------      -----
New Orleans
-----------
520-524 Elmwood Park        Jefferson, LA                 1986      Light Industrial       5.32    102,209         81%
Blvd. (g)
125 Mallard St.             St. Rose, LA       (e)        1984      Light Industrial       1.38     23,436         33%
107 Mallard                 St. Rose, LA       (e)        1985      Light Industrial       1.48     23,436         94%
125 James Drive West        St. Rose, LA       (e)        1990      Light Industrial       3.30     38,692        100%
161 James Drive West        St. Rose, LA                  1986      Light Industrial       2.80     47,474         93%
150 James Drive East        St. Rose, LA                  1986      Light Industrial       3.60     49,275        100%
115 James Drive West        St. Rose, LA       (e)        1986      Light Industrial       2.07     21,408        100%
100 James Drive             St. Rose, LA       (e)        1980      Light Industrial       6.66     48,000        100%
143 Mallard St.             St. Rose, LA       (e)        1982      Light Industrial       1.48     23,436        100%
160 James Drive East        St. Rose, LA       (e)        1981      Light Industrial       3.66     25,772         23%
190 James Drive East        St. Rose, LA       (e)        1987      Light Industrial       4.47     36,357        100%
120 Mallard St.             St. Rose, LA       (e)        1981      Light Industrial       3.41     53,440        100%
110 James Drive West        St. Rose, LA       (e)        1983      Light Industrial       1.57     24,018         96%
150 Canvasback Drive        St. Rose, LA                  1986      Light Industrial       2.80     40,500        100%
                                                                                                 ---------      ------
                                                                    Subtotal or Average            557,453         89%
                                                                                                 ---------      -----
Phoenix
-------
7340 South Kyrene Road      Tempe, AZ                     1996      Light Industrial       7.20     63,720        100%
7350 S. Kyrene Road         Tempe, AZ                     1996      Light Industrial       5.36     99,384        100%
7360 South Kyrene Road      Tempe, AZ                     1996      Light Industrial       5.42     99,384        100%
7343 South Hardy Drive      Tempe, AZ                     1997      Light Industrial       7.84    174,854        100%
7333 South Hardy Drive      Tempe, AZ                     1997      Light Industrial       7.90     98,052        100%
                                                                                                 ---------     ------
                                                                    Subtotal or Average            535,394        100%
                                                                                                 ---------      -----
Salt Lake
---------
2255 South 300 West (i)     Salt Lake City, UT            1980      Light Industrial       4.56    102,942        100%
512 Lawndale Drive (j)      Salt Lake City, UT            1981      Light Industrial      35.00    395,291         85%
                                                                                                 ---------      -----
                                                                    Subtotal or Average            498,233         88%
                                                                                                 ---------      -----
St. Louis
---------
2337 Centerline Drive       Maryland Heights, MO          1967      Bulk Warehouse         3.46     75,600        100%
6951 North Hanley Road (g)  Hazelwood, MO                 1965      Bulk Warehouse         9.50    122,813         33%
4560 Anglum Road            Hazelwood, MO                 1970      Light Industrial       2.60     35,114         98%
2760 South 1st Street       St. Louis, MO                 1997      Bulk Warehouse        11.00    178,800        100%
                                                                                                 ---------      -----
                                                                    Subtotal or Average            412,327         80%
                                                                                                 --------       -----
Tampa
-----
6614 Adamo Drive            Tampa, FL                     1967      Bulk Warehouse         2.78     41,377        100%
202 Kelsey                  Tampa, FL                     1989      Bulk Warehouse         6.30    112,000        100%
6202 Benjamin Road          Tampa, FL                     1981      Light Industrial       2.04     29,845        100%
6204 Benjamin Road          Tampa, FL                     1982      Light Industrial       4.16     60,975         72%
6206 Benjamin Road          Tampa, FL                     1983      Light Industrial       3.94     57,708        100%
6302 Benjamin Road          Tampa, FL                     1983      Light Industrial       2.03     29,747        100%
6304 Benjamin Road          Tampa, FL                     1984      Light Industrial       2.04     29,845        100%
6306 Benjamin Road          Tampa, FL                     1984      Light Industrial       2.58     37,861         99%
6308 Benjamin Road          Tampa, FL                     1984      Light Industrial       3.22     47,256         80%
5313 Johns Road             Tampa, FL                     1991      Light Industrial       1.36     25,690        100%
5602 Thompson Center Court  Tampa, FL                     1972      Light Industrial       1.39     14,914        100%
5411 Johns Road             Tampa, FL                     1997      Light Industrial       1.98     30,204        100%
5525 Johns Road             Tampa, FL                     1993      Light Industrial       1.46     24,139        100%
5607 Johns Road             Tampa, FL                     1991      Light Industrial       1.34     13,500         50%
5709 Johns Road             Tampa, FL                     1990      Light Industrial       1.80     25,480        100%
5711 Johns Road             Tampa, FL                     1990      Light Industrial       1.80     25,455        100%
4410 East Adamo Drive       Tampa, FL                     1990      Light Industrial       5.60    101,744        100%
4420 East Adamo Drive       Tampa, FL                     1990      Light Industrial       1.40     26,650        100%
4430 East Adamo Drive       Tampa, FL                     1987      Light Industrial       3.75     64,551         79%
4440 East Adamo Drive       Tampa, FL                     1988      Light Industrial       3.75     64,800        100%
4450 East Adamo Drive       Tampa, FL                     1969      Light Industrial       4.00     46,462         48%
5453 West Waters Avenue     Tampa, FL                     1987      Light Industrial       0.66      7,200         63%
5455 West Waters Avenue     Tampa, FL                     1987      Light Industrial       2.97     32,424        100%
5553 West Waters Avenue     Tampa, FL                     1987      Light Industrial       2.97     32,424        100%
5501 West Waters Avenue     Tampa, FL                     1990      Light Industrial       1.53     15,870        100%
5503 West Waters Avenue     Tampa, FL                     1990      Light Industrial       0.68      7,060        100%
5555 West Waters Avenue     Tampa, FL                     1990      Light Industrial       2.31     23,947        100%
5557 West Waters Avenue     Tampa, FL                     1990      Light Industrial       0.57      5,860        100%

                             LOCATION                  YEAR BUILT                      LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------  ------------   ----------   -------------       -------      ---       --------
Tampa (con't)
-----
5903 Johns Road             Tampa, FL                     1987      Light Industrial       1.20     11,600        100%
4107 North Himes Avenue     Tampa, FL                     1990      Light Industrial       1.86     26,630         92%
                                                                                                 ---------      -----
                                                                    Subtotal or Average          1,073,218         93%
                                                                                                 ---------      -----
Other
-----
931 Discovery Road          Green Bay, WI                 1997      Light Industrial       4.22     25,254        100%
11200 Industriplex          Baton Rouge, LA               1986      Light Industrial       3.00     42,355        100%
Boulevard
11441 Industriplex          Baton Rouge, LA               1987      Light Industrial       2.40     35,596         77%
Boulevard
11301 Industriplex          Baton Rouge, LA               1985      Light Industrial       2.50     38,396        100%
Boulevard
6565 Exchequer Drive        Baton Rouge, LA               1986      Bulk Warehouse         5.30    108,800        100%
2675 Valley View Drive      Shreveport, LA                1997      Bulk Warehouse        12.00    250,000        100%
300 10th Street NW          Clarion, IA                   1997      Bulk Warehouse         8.63    126,900        100%
9580 Interport Drive        Shreveport, LA                1989      Bulk Warehouse         3.00     50,000        100%
                                                                                                 ---------      -----
                                                                    Subtotal or Average            677,301         99%
                                                                                                 ---------      -----

                                                                                TOTAL            34,455,753        94%
                                                                                                 ==========     =====


(a)     These properties collateralize the CIGNA Loan (hereinafter defined).
(b)     These properties collateralize the Assumed Loans (hereinafter defined).
(c) This property collateralizes the LB Mortgage Loan II (hereinafter defined).
(d) This property collateralizes the Acquisition Mortgage Loan I (hereinafter defined).
(e) These properties collateralize the Acquisition Mortgage Loan II (hereinafter defined).
(f) These properties collateralize the Acquisition Mortgage Loan III (hereinafter defined).
(g)     Comprised of two properties.
(h)     Comprised of three properties.
(i)     Comprised of seven properties.
(j)     Comprised of 29 properties.

     TENANT AND LEASE INFORMATION

        The Operating Partnership has a diverse base of approximately 2,000 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price
Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1997, approximately 94% of the GLA of the Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 2.4% of the Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 2.0%, of the Operating Partnership's total GLA as of December 31, 1997.

        The following table shows scheduled lease expirations for all leases for the Operating Partnership's properties as of December 31, 1997.


                                                                             Annual Base Rent
                      Number of                          Percentage of        Under Expiring        Percentage of Total
      Year of          Leases             GLA                 GLA                 Leases              Annual Base Rent
  Expiration (1)      Expiring        Expiring (2)         Expiring           (In thousands)            Expiring (2)
  --------------      --------        ------------         --------           --------------            ------------
     1998                    560          6,349,533               19.6%           $      28,537                    20.0%
     1999                    444          7,069,000               21.8%                  30,637                    21.5%
     2000                    406          5,110,544               15.7%                  22,642                    15.8%
     2001                    229          3,967,218               12.2%                  18,080                    12.7%
     2002                    201          3,494,242               10.8%                  16,321                    11.5%
     2003                     55          1,094,200                3.4%                   5,517                     3.9%
     2004                     31          1,633,262                5.0%                   6,009                     4.2%
     2005                     17            615,226                1.9%                   3,501                     2.5%
     2006                     13            698,114                2.1%                   2,652                     1.9%
     2007                     12          1,108,237                3.4%                   3,979                     2.8%
     Thereafter               14          1,340,351                4.1%                   4,526                     3.2%
                     ============    ===============    ================    ====================    =====================
     Total                 1,982         32,479,927              100.0%           $     142,401                   100.0%
                     ============    ===============    ================    ====================    =====================

--------------
(1) Lease expirations as of December 31, 1997 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)   Does not include existing vacancies of 1,975,826 aggregate square feet.


        The Other Real Estate Partnerships have a diverse base of more than 500 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1997, approximately 98% of the GLA of the Other Real Estate Partnerships' properties was leased, and no single tenant or group of related tenants accounted for more than 2.8% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 3.5%, of the Other Real Estate Partnerships' total GLA as of December 31, 1997.

        The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 1997.




                                                                             ANNUAL BASE RENT
                      NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF          LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
  EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
  --------------     ------------    ---------------    ----------------    --------------------    ---------------------
     1998                    211          4,118,502               19.1%         $        17,931                    19.7%
     1999                    139          3,235,946               15.0%                  14,334                    15.8%
     2000                    127          3,999,504               18.5%                  17,406                    19.2%
     2001                     66          3,358,465               15.5%                  12,399                    13.7%
     2002                     52          2,251,027               10.4%                   8,860                     9.7%
     2003                     23          1,742,797                8.1%                   6,848                     7.5%
     2004                     10            768,707                3.5%                   3,147                     3.5%
     2005                      9            924,187                4.3%                   3,916                     4.3%
     2006                      6              8,980                0.0%                     933                     1.0%
     2007                      7            514,981                2.4%                   1,309                     1.4%
     Thereafter                3            683,210                3.2%                   3,846                     4.2%
                     ============    ===============    ================    ====================    =====================
     Total                   653         21,606,306              100.0%         $        90,929                  100.0%
                     ============    ===============    ================    ====================    =====================



--------------
(1) Lease expirations as of December 31, 1997 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)   Does not include existing vacancies of 505,647 aggregate square feet.

      MORTGAGE LOANS

         On March 20, 1996, the Operating Partnership and the Indianapolis Partnership entered into a $36.8 million mortgage loan (the "CIGNA Loan") that is collateralized by first mortgage liens on seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan matures on April 1, 2003. The CIGNA Loan may be prepaid only after April 30, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On March 20, 1996, the Operating Partnership assumed a $6.4 million mortgage loan and a $3.0 million mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 22, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On January 31, 1997, the Operating Partnership assumed a mortgage loan in the amount of $.7 million (the "LB Mortgage Loan II"), which is collateralized by a property located in Long Island, New York. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collaterizing the loan.

         On October 23, 1997, the Operating Partnership assumed a $4.2 million mortgage loan (the "Acquisition Mortgage Loan I") which is collateralized by a property in Bensenville, Illinois. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 15, 1998 in exchange for a prepayment fee.

         On December 9, 1997, the Operating Partnership assumed an $8.0 million mortgage loan (the "Acquisition Mortgage Loan II") that is collateralized by ten properties in St. Charles, Louisiana. The Acquisition Mortgage Loan II matures on April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 9, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.


         On December 23, 1997, the Operating Partnership assumed a $3.6 million mortgage loan (the "Acquisition Mortgage Loan III") that is collateralized by two properties in Houston, Texas. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 30, 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

      PROPERTY MANAGEMENT

        At December 31, 1997, the Operating Partnership employees managed 514 of the Operating Partnership's 522 properties and eight properties were managed at the local level by parties other than the Operating Partnership, with oversight by the Operating Partnership's Senior Regional Directors. In each of these cases, the Operating Partnership retains control over all leasing, capital investment decisions, rent collection, accounting and most operational decisions, allowing its local third-party managers limited operational authority.

ITEM 3.  LEGAL PROCEEDINGS

         The Operating Partnership is involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Units and the Preferred Units. As of March 26, 1998, there were 231 holders of record of Units and one holder of record (the Company) of Preferred Units.

         Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to Units since the initial public offering of the Company in June 1994. The Operating Partnership has made consecutive quarterly distributions to the Company with respect to Preferred Units since the issuance of each such Preferred Units. The current indicated annual distribution rate with respect to Units is $2.12 per Unit ($.53 per Unit per quarter). The annual distribution rate with respect to Preferred Units is $218.75000 per Series B Unit ($54.68750 per Series B Unit per quarter), $215.62400 per Series C Unit ($53.90600 per Series C Unit per quarter), $198.75000 per Series D Unit ($49.68750 per Series
D Unit per quarter) and $197.50000 per Series E Unit ($49.37500 per Series E Unit per quarter). The Operating Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to Preferred Units, out of any funds legally available for that purpose.

         The following table sets forth the distributions per Unit paid by the OP during the periods noted:

           Calendar Period                       Distribution

           1998:
             First Quarter...................... $.5300
           1997:
             First Quarter...................... $.5300
             Second Quarter..................... $.5050
             Third Quarter...................... $.5050
             Fourth Quarter..................... $.5050
           1996:
             First Quarter...................... $.5050
             Second Quarter..................... $.4875
             Third Quarter...................... $.4875
             Fourth Quarter..................... $.4875

         In 1995, the Operating Partnership issued no Units. In 1996, the Operating Partnership issued an aggregate of 1,038,712 Units having an aggregate value of $23.9 million in exchange for property. In 1997, the Operating Partnership issued an aggregate of 3,634,148 Units having a aggregate value of $115.2 million in exchange for property. As of March 26, 1998, the Operating Partnership has issued in 1998 an aggregate of 54,347 Units having an aggregate value of $1.9 million in exchange for property.

         All of the above Units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D Promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

         Subject to lock-up periods and certain adjustments, Units are generally convertible into common stock, par value $.01, of the Company on a one-for-one basis.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Operating Partnership on a historical basis and the Contributing Businesses on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 1997, 1996 and 1995 and the six months ended December 31, 1994 include the results of operations of the Operating Partnership as derived from the Operating Partnership's audited financial statements. The historical balance sheet data and other data as of December 31, 1997, 1996, 1995 and 1994 include the balances of the Operating Partnership as derived from the Operating Partnership's audited financial Statements. The historical balance sheet data as of June 30, 1994 and December 31, 1993 and the combined statements of operations for the six months ended June 30, 1994 and the year ended December 31, 1993 have been derived from the historical financial statements of the Contributing Businesses. In the opinion of management, financial data as of and for the periods ended June 30, 1994 and December 31, 1993 include all adjustments necessary to present fairly the information set forth therein.


==========================================================================================================================
                                                                                                 CONTRIBUTING BUSINESSES
                                                     THE OPERATING PARTNERSHIP                          (COMBINED)
                                        -----------------------------------------------------    -------------------------
                                                                                                      SIX
                                           YEAR          YEAR          YEAR        SIX MONTHS        MONTHS         YEAR
                                          ENDED          ENDED         ENDED          ENDED          ENDED         ENDED
                                         12/31/97      12/31/96      12/31/95       12/31/94        6/30/94       12/31/93
                                        -----------    ----------    ----------    ------------    -----------    --------
                                                    (In thousands, except per unit, ratio and property data)
Statements of Operations Data:
  Total Revenues .............      $      98,566    $    37,587    $     27,442   $      9,604    $    22,816     $    33,237
 Property Expenses ...........             29,183          9,935           7,478          2,120          6,036           8,832
 General & Administrative
  Expense ....................              5,820          4,014           3,792          1,047            795           1,416
 Interest Expense.............             25,099          4,685           6,581            807         11,773          18,187
    Amortization of Interest Rate
    Protection Agreements and
    Deferred Financing Cost ..                369            196             222            187            858             997

 Depreciation &  Other
    Amortization .............             15,873          6,310           5,087          1,916          4,744           7,105
 Management and Construction
    Income (Loss), Net .......                 --             --              --             --            (81)            (99)
 Disposition of Interest Rate
    Protection Agreements ....              4,038             --              --             --             --              --
 Gain on Sales of Properties..                728          4,344              --             --             --              --
 Equity in Income of Other
    Real Estate Partnerships..              31,297         20,130           7,841          6,767             --              --
                                    -------------    -----------    ------------   ------------    -----------     -----------
 Income (Loss) Before
    Extraordinary Items ......             58,285         36,921          12,123         10,294         (1,471)         (3,399)
 Extraordinary Loss (a) ......             (4,666)        (2,273)             --             --         (1,449)             --
                                    -------------    -----------    ------------   ------------    -----------     -----------
 Net Income (Loss)............             53,619         34,648          12,123         10,294    $    (2,920)    $    (3,339)
 Preferred Unit Distributions.             (7,936)            --              --             --    ===========     ===========
                                    -------------    -----------    ------------   ------------
 Net Income Available to
    Unitholders...............      $      45,683    $    34,648    $     12,123   $     10,294
                                    =============    ===========    ============   ============
 Net Income Available to
    Unitholders Before
    Extraordinary Loss
    Per Unit (Basic)..........      $        1.41    $      1.38    $        .59   $        .50
                                    =============    ===========    ============   ============
 Net Income Available to
    Unitholders Before
    Extraordinary Loss
    Per Unit (Diluted)........      $        1.40    $      1.38    $        .59   $        .50
                                    =============    ===========    ============   ============
 Net Income Available
    to Unitholders
    Per Unit (Basic)..........      $        1.28    $      1.29    $        .59   $        .50
                                    =============    ===========    ============   ============
 Net Income Available
    to Unitholders
    Per Unit (Diluted)........      $        1.27    $      1.29    $        .59   $        .50
                                    =============    ===========    ============   ============
 Distributions Per Unit.......      $       2.045    $    1.9675    $      1.905   $       .945
                                    =============    ===========    ============   ============
 Weighted Average Number of
   Units Outstanding (Basic)..             35,682         26,763          20,419         20,419
                                    =============   ============    ============   ============
 Weighted Avenge Number of
   Units Outstanding (Diluted).            35,987         26,849          20,419         20,419
                                    =============   ============    ============   ============
Balance Sheet Data (end of
  period):
Net Investment in Real Estate..     $   1,178,741    $   345,648    $     91,540   $    159,056    $   556,902     $   171,162

 Investment in Other Real
    Estate Partnerships........            643,621        258,411         241,918        208,274            ---             ---
 Total Assets..................          1,870,183        622,122         356,060        375,220        616,767         189,789
 Mortgage Loans, Acquisition
    Facilities Payable, Senior
    Unsecured Debt,
    Construction
    Loans and Promissory Notes
    Payable....................            839,592         59,897          53,108         48,700        305,000         179,568
 Mortgage Loans
  (affiliated).................               ---             ---             ---            ---            ---           7,624
 Total Liabilities.............           904,006          86,890          69,291         61,676        323,703         227,553
 Partners' Capital/ (Net
   Deficit)....................           966,177         535,232         286,769        313,544        269,326         (37,764)

Other Data:
 Cash Flows  From Operating
                                    $      30,760    $    18,871   $       4,182   $    (10,299)   $     4,911     $     8,700
Activities....................
 Cash Flows From Investing
Activities                             (1,052,705)      (202,673)        (40,906)       (61,352)      (374,757)        (17,124)
 Cash Flows From Financing

Activities...................           1,022,645        181,604          43,182         66,232        374,152           9,093
 Ratio of Earnings to Fixed
      Charges and Preferred
      Unit Distributions                    2.29 x          6.96 x          2.68 x         1.65 x          --- (c)         --- (c)
(b)...........................
 Total Properties
(d)...........................               522             137              30             50            226             124
 Total GLA in sq. ft                  34,455,753      12,650,986       3,488,921      4,857,281     17,393,813       6,376,349
(d)........................
 Occupancy %
(d)............................               94%             97%             97%            97%            97%             94%
==============================================================================================================================



(a) Upon consummation of the Initial Offering in June 1994, certain Contributing Businesses' loans were repaid and the related unamortized deferred financing fees totaling $1.5 million were written off. In 1996, the Operating Partnership terminated certain revolving credit facilities. The Operating Partnership recorded an extraordinary loss of $2.3 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Operating Partnership terminated an unsecured loan and a revolving credit facility. The Operating Partnership recorded an extraordinary loss of $4.7 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses.

 (b) For purposes of computing the ratios of earnings to fixed charges and preferred unit distributions earnings have been calculated by adding fixed charges (excluding capitalized interest) to income (loss) before disposition of interest rate protection agreement, gain on sales of properties and extraordinary items. Fixed charges consist of interest costs, whether expensed or capitalized, and amortization of interest rate protection agreement(s) and deferred financing costs.

 (c) Earnings were inadequate to cover fixed charges by approximately $1.4 million and $3.4 million for the six months ended June 30, 1994 and the year ended December 31, 1993 respectively.

 (d) As of end of period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated and Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.


      RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         At December 31, 1997, the Operating Partnership owned 522 in-service properties containing approximately 34.5 million square feet of GLA, compared to 137 in-service properties with approximately 12.7 million square feet of GLA at December 31, 1996. During 1997, the Operating Partnership acquired 380 properties containing approximately 21.0 million square feet of GLA, completed development of eight properties totaling 1.2 million square feet of GLA and sold three in-service properties totaling .4 million square feet of GLA and one property held for redevelopment.

         Rental income and tenant recoveries and other income increased in 1997 over 1996 by $61.0 million or 162% due primarily to the properties acquired after December 31, 1995. Revenues from properties owned prior to January 1, 1996 remained relatively unchanged.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1997 over 1996 by $19.2 million or 193.7% due primarily to properties acquired after December 31, 1995. For properties owned prior to January 1, 1996, property expenses remained relatively unchanged.

         General and administrative expense increased in 1997 over 1996 by $1.8 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Operating Partnership's business.

         Interest expense increased by $20.4 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due primarily to a higher average debt balance to fund a capital contribution to the Financing
Partnership for the purchase of U.S. Government securities to legally defease a $300.0 million mortgage loan and to fund the acquisition and development of additional properties.

         Depreciation and amortization increased in 1997 over 1996 by $9.6 million due primarily to the additional depreciation and amortization related to the properties acquired and placed in service after December 31, 1995.

         The $4.0 million gain on the disposition of interest rate protection agreements represents the sale of the Operating Partnership's interest rate protection agreements in April 1997. These interest rate protection agreements, together with the interest rate protection agreements of the Financing Partnership, effectively fixed the annual interest rate on the Financing Partnership's $300 million mortgage loan.

         The $.7 million gain on sales of properties resulted from the sale of three in-service properties. Gross proceeds for these property sales totaled approximately $16.1 million.

         Equity in income of Other Real Estate Partnerships increased in 1997 over 1996 by $11.2 million due primarily to interest income earned on U.S. Government securities and the reinvestment cash proceeds from such securities upon maturity that were pledged as collateral by the Financing Partnership to legally defease the $300 million mortgage loan (the "1994 Defeased Mortgage Loan"), additional net operating income (defined as revenues less property related expenses) from properties acquired after December 31, 1995 and a gain from the sales of real estate offset by an extraordinary loss and a loss from the disposition of interest rate protection agreements.

         The $4.7 million extraordinary loss in 1997 represents the write-off of unamortized deferred financing costs, legal fees and other costs incurred to terminate an unsecured loan and a revolving line of credit.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         At December 31, 1996, the Operating Partnership owned 137 in-service properties containing approximately 12.7 million square feet of GLA, compared to 30 in-service properties with approximately 3.5 million square feet of GLA at December 31, 1995. During 1996, the Operating Partnership acquired 111 properties containing approximately 9.4 million square feet of GLA, completed development of two properties totaling .2 million square feet of GLA and sold six properties totaling .4 million square feet of GLA.

         Rental income and tenant recoveries and other income increased in 1996 over 1995 by 10.1 million or 37.0% due primarily to the properties acquired after December 31, 1994. Revenues from properties owned prior to January

1, 1995 increased in 1996 over 1995 by $.5 million or 7.4% due primarily to a lease termination fee, an increase in rental rates and an increase in tenant recovery income.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1996 over 1995 by $2.5 million or 32.9% due primarily to properties acquired after December 31, 1994. For properties owned prior to January 1, 1995, property expenses remained unchanged.

         General and administrative expense increased in 1996 over 1995 by $.2 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the operating Partnership's business.

         Interest expense decreased by $1.9 million for the year ended December 31, 1996 compared to the year ended December 31, 1995 due primarily to a lower average debt balance due to capital contributions from the general partner of the Operating Partnership that were used to pay down debt.

         Depreciation and amortization increased in 1996 over 1995 by $1.2 million due primarily to the additional depreciation and amortization related to the properties acquired after December 31, 1994.

         The $4.3 million gain on sales of properties in 1996 resulted from the sale of six properties. Gross proceeds for these property sales totaled approximately $15.0 million.

         Equity in income of Other Real Estate Partnerships increased in 1996 over 1995 by $12.3 million or 156.7% due primarily to four of the Other Real Estate Partnerships having a full year of operations in 1996 compared to a partial year of operations in 1995 as well as on of the Other Real Estate Partnerships incurring a loss from the disposition of an interest rate protection agreement in 1995.

         The $2.3 million extraordinary loss in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee incurred to terminate certain revolving credit facilities.

      LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997 the Operating Partnership's unrestricted cash and cash equivalents totaled $5.0 million.

         Net cash provided by operating activities was $30.8 million for the year ended December 31, 1997 compared to $18.9 million for the year ended December 31, 1996 and $4.2 million for the year ended December 31, 1995. The increases are primarily due to increased net operating income as discussed in the "Results of Operations" above.

         Net cash used in investing activities was $1,052.7 million for the year ended December 31, 1997 compared to $202.7 million for the year ended December 31, 1996 and $40.9 million for the year ended December 31, 1995. The majority of the cash used in investing activities was for the acquisition of new properties and contributions to the Other Real Estate Partnerships netted against distributions received from Other Real Estate Partnerships and proceeds from the sales of real estate.

         Net cash provided by financing activities for the year ended December 31, 1997 increased to $1,022.6 million from $181.6 million for the year ended December 31, 1996, reflecting the issuance of Units and Preferred Units and an increase in net borrowings of senior unsecured debt partially offset by increased Unit distributions and Preferred Unit Distributions. Net cash provided by financing activities for the year ended December 31, 1996 was$181.6 million, compared to $43.2 million for the year ended December 31, 1995, reflecting capital contributions from the general partner and proceeds from the CIGNA Loan, offset in part by increased distributions, repayment of certain construction loans and a net pay down on the Operating Partnership's acquisition facilities.

         The ratio of earnings to fixed charges and preferred stock dividends was 2.29 for the year ended December 31, 1997 compared to 6.96 for the year ended December 31, 1996 and 2.56 for the year ended December 31, 1995. The decrease in earnings to fixed charges and preferred Unit distributions is primarily due to additional interest expense and Preferred Unit distributions incurred in fiscal year 1997 from additional debt and Preferred Units issued in fiscal year 1997 to fund property acquisitions and a capital contribution to the Financing Partnership to fund the legal defeasance of its $300 million mortgage loan. The increase in the earnings to fixed charges and preferred Unit distributions between fiscal year 1996 and 1995 is primarily due to increased net operating income as discussed in "Results of Operations" above.

         In 1997, the Operating Partnership acquired 380 industrial properties comprising approximately 21.0 million square feet of GLA for a total purchase price of approximately $817.1 million, completed the development of eight properties comprising approximately 1.2 million square feet of GLA at a cost of approximately $38.0 million and sold three in-service properties comprising approximately .4 million square feet of GLA and one property held for redevelopment for gross proceeds of $16.1 million.

         The Operating Partnership has committed to the construction of four development projects with an estimated completion GLA of approximately .5 million square feet. The estimated total construction costs are approximately $17.7 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

         In 1997, the Operating Partnership paid a quarterly distribution of $.505 per Unit related to each of the first, second and third quarters. In addition, the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per Unit on January 20, 1998. The total distributions paid to the Operating Partnership's limited partners related to 1997 totaled $73.8 million.

         In 1997, the Operating Partnership paid a period prorated Preferred Unit distribution of $27.95 per preferred unit on its Series B Preferred Units related to the second quarter and a $54.688 per Preferred Unit for each of the third and fourth quarters. The total Preferred Unit distributions paid to the Operating Partnership's Series B Preferred Unit unitholders related to 1997 totaled $5.5 million.

         In 1997, the Operating Partnership paid a period prorated Preferred Unit distribution of $68.123 per preferred unit on its Series C Preferred Units related to each of the second and third quarters and $53.906 per Preferred Unit for the fourth quarter. The total Preferred Unit distributions paid to the Operating Partnership's Series C Preferred Unit unitholders related to 1997 totaled $2.4 million.

         In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Operating Partnership assumed two mortgage loans in the amount of $3.8 million (the "LB Mortgage Loan I") and $.7 million (the "LB Mortgage Loan II"). The LB Mortgage Loan I, which was collateralized by a property located in Long Island, New York and provided for interest only payments prior to its maturity date of July 11, 1998, was paid off and retired by the Operating Partnership on December 19, 1997. The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         In conjunction with the acquisition of a portfolio of properties on October 23, 1997, the Operating Partnership assumed a mortgage loan in the amount of $4.2 million (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I is collateralized by a property in Bensenville, Illinois, bears interest at a fixed rate of 8.50% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 15, 1998 in exchange for a prepayment fee.

         In conjunction with the acquisition of a portfolio of properties on December 9, 1997, the Operating Partnership assumed a mortgage loan in the amount of $8.0 million (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II is collateralized by ten properties in St. Charles, Louisiana, bears interest at a fixed rate of 7.75% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan II matures April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 9, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with the acquisition of a portfolio of properties on December 23, 1997, the Operating Partnership assumed a Mortgage Loan in the amount of $3.6 million (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III is collateralized by two properties in Houston, Texas, bears interest at a fixed interest rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 30, 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

         On April 4, 1997, the Operating Partnership entered into a $309.8 million unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership who used the contribution to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of its $300.0 million mortgage loan. The Defeasance Loan was paid off and retired in May, 1997.

         On May 13, 1997, the Operating Partnership issued $150.0 million of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to interest expense. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 13, 1997, the Operating Partnership issued $100.0 million of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. Interest is paid semi-annually in arrears on May 15 and November 15. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 22, 1997, the Operating Partnership issued $100.0 million of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Operating Partnership received approximately $1.8 million of proceeds from the holder of the 2011 Notes as consideration for the Put Option. The Operating Partnership amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 20, 1997, the Operating Partnership issued $50.0 million of senior unsecured debt which matures on November 21, 2005 and bears a coupon interest rate of 6.90% (the "2005 Notes"). The issue price of the 2005 Notes was 100%. Interest is paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 24, 1997, the Operating Partnership entered into a $25.0 million unsecured loan (the "November 1997 Unsecured Loan"). The November 1997 Unsecured Loan bore interest at LIBOR plus .80% and had a scheduled maturity date of December 31, 1997. The November 1997 Unsecured Loan was paid off and retired on December 5, 1997.

         On December 8, 1997, the Operating Partnership issued $150.0 million of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.0% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006

Notes as an adjustment to interest expense. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On December 8, 1997, the Operating Partnership, issued $100.0 million of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.5% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership will amortize the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement relating to the 2017 Notes.

         In December 1997, the Operating Partnership terminated the 1996 Unsecured Acquisition Facility and entered into a $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate" and provides for interest only payments until maturity. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The net proceeds of $18.9 million received from the September 1997 Equity Offering were contributed to the Operating Partnership in exchange for 637,440 Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

         On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The net proceeds of $176.6 million received from the October 1997 Equity Offering were contributed to the Operating Partnership in exchange for 5,400,000 Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

         During 1997, the Operating Partnership issued 3,634,148 Units valued, in the aggregate, at $115,231 in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partner contribution.

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $96.3 million received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $48.0 million received from the Series C Preferred Stock were contributed to the Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units in the Operating Partnership.

         On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units in the Operating Partnership.

       In March, 1998, the Operating Partnership declared a first quarter distribution of $.53 per Unit which is payable on April 20, 1998. The Operating Partnership also declared a first quarter distribution of $54.688 per Series B Preferred Unit, $53.906 per Series C Preferred Unit and a period prorated Preferred Unit distribution of $30.365 per Series D Preferred Unit which is payable on March 31, 1998.

         On March 26, 1998, the Operating Partnership entered into an underwriting agreement with J.P. Morgan Securities Inc. ("J.P. Morgan") and certain other underwriters named therein (the "Underwriters"), pursuant to which the Operating Partnership agreed to issue and sell $100.0 million of its 6 1/2% Dealer remarketable securities due April 5, 2011 (the "Drs."). The Drs. will bear interest at 6 1/2% from the date of issuance through April 5, 2001. On April 5, 2001, the Drs. will be subject to mandatory tender to J.P. Morgan, as the remarketing dealer, if they elect to remarket the Drs. If J.P. Morgan elects not to remarket the Drs., the Operating Partnership will be required to repurchase the Drs. on April 5, 2001 at 100% of the principal amount thereof plus accrued and unpaid interest.

         The Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company's REIT qualification under the Internal Revenue Code. The Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

         The Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term unsecured indebtedness and the issuance of additional Units and preferred units. On January 27, 1998, the Operating Partnership registered under the Securities Act of 1933, as amended (the "Securities Act"), $400.0 million of debt securities. As of March 26, 1998, $400.0 million of debt securities remained registered under the Securities Act and were unissued (exclusive of the issuents of the Drs.). The Operating Partnership may also finance the acquisition or development of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At December 31, 1997, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.77%. As of March 26, 1998, the Operating Partnership had $202.6 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. While the Operating Partnership may sell properties if property or market conditions make it desirable, the Operating Partnership does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

     ENVIRONMENTAL

         The Operating Partnership incurred environmental costs of $.15 million and $ .1 million in 1997 and 1996, respectively. The Operating Partnership estimates 1998 costs of approximately $.12 million. The Operating Partnership estimates that the aggregate cost which needs to be expended in 1998 and beyond with regard to currently identified environmental issues will not exceed approximately $.15 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

     YEAR 2000 CONCERNS

         The Operating Partnership believes, based on discussions with its current systems' vendor, that its software applications and operational programs will properly recognize calendar dates beginning in the Year 2000. In addition, the Operating Partnership is discussing with its major vendors and customers the possibility of any interface difficulties relating to the Year 2000 which may affect the Operating Partnership. To date, no significant concerns have been identified, however, there can be no assurance that there will not be any Year 2000-related operating problems or expenses that will arise with the Operating Partnership's computer systems and software or in connection with the Operating Partnership's interface with the computer systems and software of its vendors and customers.

     OTHER

         In June 1997, the Financial Accounting Standards Board (the "FASB") FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, " Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Operating Partnership has not yet determined its comprehensive income.

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


     INFLATION

         For the last several years, inflation has not had a significant impact on the Operating Partnership because of the relatively low inflation rates in the Operating Partnership's markets of operation. Most of the Operating Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which may enable the Operating Partnership to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10, 11, 12, 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      The Operating Partnership has no directors or executive officers;
      instead it is managed by its sole general partner, the Company.
      The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12 and Item 13 is incorporated herein by reference to parts of the Company's definitive proxy statement in connection with its 1998 Annual Meeting of Stockholders (filed herewith as Exhibit 99) captioned "Information Regarding Nominees and Directors", "Executive Officers and Other Senior Management", "Director Compensation", "Executive Compensation", "Compliance with Section 16(a) of the Securities Exchange Act of 1934", "Certain Relationships and Transactions" and "Security Ownership of Management and Certain Beneficial Owners". Information contained in the part of such proxy statement captioned "Stock Performance Graph" is specifically not incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS (1 & 2) See Index to Financial Statements and Financial Statement
                  Schedule on page F-1 of this Form 10-K

(3)  Exhibits:

Exhibit No.    Description
      4.1      Indenture, dated as of May 13, 1997, between First Industrial,
               L.P. and First Trust National Association, as Trustee
               (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Operating
               Partnership filed May 30, 1997, File No. 333-21873)
      4.2      Supplemental Indenture No. 1, dated as of May 13, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31, 1997, as amended by Form
               10-Q/A No. 1 of the Operating Partnership filed May 30, 1997,
               File No. 333-21873)
      4.3      Supplemental Indenture No. 2, dated as of May 22, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $100 million of 7 3/8% Notes due 2011
               (incorporated by reference to Exhibit 4.4 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
      4.4      Supplemental Indenture No. 3 dated October 28, 1997 between First
               Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4 of Form 8-K of the Operating Partnership dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
      4.5      6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.6      7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.7      7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)

   Exhibit No. Description

      4.8      Trust Agreement, dated as of May 16, 1997, between First
               Industrial, L.P. and First Bank National Association, as Trustee
               (incorporated by reference to Exhibit 4.5 of the Form 10-Q of the
               Operating Partnership for the fiscal quarter ended March 31,
               1997, File No. 333-21873)
      4.9      Unsecured Revolving Credit Agreement (the "Unsecured Revolving
               Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc.
               and The First National Bank of Chicago, Union Bank of
               Switzerland, New York Branch and certain other banks
               (incorporated by reference to Exhibit 4.22 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December
               31, 1997, File No. 1-13102)
      4.11     Sixth Amended and Restated Limited Partnership Agreement of
               First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.12*    Form of Supplemental Indenture No. 4 between First Industrial,
               L.P. and First Trust National Association as Trustee
      4.13*    Form of Note with respect to Dealer remarketable securities
      4.14*    Form of Remarketing Agreement between First Industrial, L.P.
               and J.P. Morgan Securities Inc.
      12.1*    Computation of Earnings to Fixed Charges and Preferred Unit
               Distributions of First Industrial, L.P.
      21.1     Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13102)
      23  *    Consent of Coopers & Lybrand L.L.P.
      27.1*    Financial Data Schedule of First Industrial, L.P.
      27.2*    Financial Data Schedule of the Other Real Estate Partnerships
      99  *    Definitive Proxy Statement of First Industrial Realty Trust,
               Inc. with respect to its 1998 Annual Meeting of Stockholders

             * Filed herewith.

(b)  REPORTS ON FORM 8-K AND FORM 8-K/A

Report on Form 8-K/A No. 2 filed October 16, 1997, dated June 30, 1997, relating to the acquisition of 64 properties, one parking lot and land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Statements of Operations for First Industrial, L.P.

Report on Form 8-K filed November 3, 1997, dated October 28, 1997, relating to the Operating Partnership's Medium-Term Note Program. The report includes as exhibits the Distribution Agreement dated October 28, 1997 between the Company and J.P. Morgan Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Chicago Capital Markets, Inc. and UBS Securities, LLC, the Supplemental Indenture No. 3 dated October 28, 1997 between the Company and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or More from Date of Issue, the Form of Fixed Rate Medium-Term Note and the Form of Floating Rate Medium-Term Note.

Report on Form 8-K filed November 14, 1997, dated October 30, 1997, relating to the acquisition of 123 properties, the negotiations to acquire an additional 79 properties and the acquisition of land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Statements of Operations for First Industrial, L.P.

Report on Form 8-K filed December 23, 1997, dated December 11, 1997, as amended by the report on Form 8-K/A No.1 filed January 22, 1998, as further amended by the report on Form 8-K/A No. 2 filed February 26, 1998, relating to the acquisition of 84 properties, the negotiations to acquire an additional property and the acquisition of land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for First Industrial, L.P.

-------------------------------------------------------------------------------

         The Company has prepared supplemental financial and operating information which is available without charge upon request to the Company. Please direct requests as follows:


                                    First Industrial Realty Trust, Inc.
                                    311 S. Wacker, Suite 4000
                                    Chicago, IL  60606
                                    Attention:  Investor Relations

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST INDUSTRIAL, L.P.

                           By:  FIRST INDUSTRIAL REALTY TRUST, INC.,
                                as general partner

Date:  March 31, 1998      By:       /s/ Michael T. Tomasz
                                 ----------------------------
                                 Michael T. Tomasz
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  March 31, 1998      By:          /s/ Michael J. Havala
                                 ----------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Jay H. Shidler                          Chairman of the Board of Directors          March 31, 1998
-------------------------------
    Jay H. Shidler

/s/ Michael T. Tomasz                       President, Chief Executive Officer          March 31, 1998
-------------------------------             and Director
    Michael T. Tomasz

/s/ Michael W. Brennan                      Chief Operating Officer and Director        March 31, 1998
-------------------------------
    Michael W. Brennan

/s/ Michael G. Damone                       Director of Strategic Planning              March 31, 1998
-------------------------------             and Director
    Michael G. Damone

/s/ John L. Lesher                          Director                                    March 31, 1998
-------------------------------
    John L. Lesher

/s/ Kevin W. Lynch                          Director                                    March 31, 1998
-------------------------------
    Kevin W. Lynch

/s/ John E. Rau                             Director                                    March 31, 1998
-------------------------------
    John E. Rau

/s/ Robert J. Slater                        Director                                    March 31, 1998
-------------------------------
    Robert J. Slater

/s/ J. Steven Wilson                        Director                                    March 31, 1998
-------------------------------
    J. Steven Wilson


                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                    PAGE
     FINANCIAL STATEMENTS

       Report of Independent Accountants.............................F-2

       Consolidated Balance Sheets of First Industrial, L.P.
       (the "Operating Partnership") as of December 31, 1997 and
       1996..........................................................F-3

       Consolidated Statements of Operations of the Operating
       Partnership for the Years Ended December 31, 1997, 1996
       and
       1995..........................................................F-4

       Consolidated Statements of Changes in Partners' Capital
       of the Operating Partnership for the Years Ended
       December 31, 1997, 1996 and 1995..............................F-5

       Consolidated Statements of Cash Flows of the Operating
       Partnership for the Years Ended December 31, 1997, 1996
       and
       1995..........................................................F-6


       Notes to Consolidated Financial Statements....................F-7


FINANCIAL STATEMENT SCHEDULE

       Schedule III:  Real Estate and Accumulated Depreciation.......S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
   First Industrial,  L.P.


     We have audited the consolidated financial statements and the financial statement schedule of First Industrial, L.P. (the "Operating Partnership") as listed on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Industrial, L.P. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                           COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 17, 1998

                             FIRST INDUSTRIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                                                             December 31,       December 31,
                                                                                                1997               1996
                                                                                        -----------------   ----------------
                                             ASSETS
Assets:
 Investment in Real Estate:
  Land..............................................................................    $        184,704    $        55,425
  Buildings and Improvements........................................................           1,012,145            291,942
  Construction in Progress..........................................................               4,211              6,414
  Less: Accumulated Depreciation....................................................             (22,319)            (8,133)
                                                                                        ----------------    ---------------
       Net Investment in Real Estate................................................    $      1,178,741            345,648
 Investment in Other Real Estate Partnerships......................................              643,621            258,411
 Cash and Cash Equivalents.........................................................                4,995              4,295
 Tenant Accounts Receivable, Net...................................................                2,944              1,021
 Deferred Rent Receivable..........................................................                2,584              1,280
 Interest Rate Protection Agreements, Net..........................................                  ---              1,723
 Deferred Financing Costs, Net.....................................................                6,808              1,140
 Prepaid Expenses and Other Assets, Net............................................               30,490              8,604
                                                                                        ----------------    ---------------
       Total Assets................................................................     $      1,870,183   $        622,122
                                                                                        ================   ================
                           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans Payable............................................................     $         61,198   $        45,578
 Senior Unsecured Debt.............................................................              648,994               ---
 Acquisition Facility Payable......................................................              129,400             4,400
 Promissory Notes Payable..........................................................                  ---             9,919
 Accounts Payable and Accrued Expenses.............................................               32,629             8,770
 Rents Received in Advance and Security Deposits...................................                9,775             1,942
 Distributions Payable.............................................................               22,010            16,281
                                                                                        ----------------    ---------------
       Total Liabilities...........................................................              904,006            86,890
                                                                                        ----------------   ---------------
Commitments and Contingencies......................................................                  ---               ---
Partners' Capital:
 General Partner Preferred Units...................................................              144,290               ---
 General Partner Units.............................................................              674,191           496,169
 Limited Partners Units............................................................              147,696            39,063
                                                                                        ----------------    ---------------
       Total Partners' Capital.....................................................              966,177           535,232
                                                                                        ----------------   ---------------
       Total Liabilities and Partners' Capital.....................................     $      1,870,183   $       622,122
                                                                                        ================   ===============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)






                                                                        Year Ended         Year Ended            Year Ended
                                                                        December 31,       December 31,          December 31,
                                                                          1997                1996                   1995
Revenues:
 Rental Income...................................................       $     77,204       $     29,166          $     22,094
 Tenant Recoveries and Other Income..............................             21,362              8,421                 5,348
                                                                        ------------       ------------          ------------
     Total Revenues..............................................             98,566             37,587                27,442
                                                                        ------------       ------------          ------------
Expenses:
 Real Estate Taxes...............................................             16,970              6,109                 4,863
 Repairs and Maintenance.........................................              3,772              1,071                   848
 Property Management.............................................              3,789              1,153                   904
 Utilities.......................................................              2,723              1,047                   235
 Insurance.......................................................                249                271                   279
 Other...........................................................              1,680                284                   349
 General and Administrative......................................              5,820              4,014                 3,792
 Interest........................................................             25,099              4,685                 6,581
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.......................................                369                196                   222
 Depreciation and Other Amortization.............................             15,873              6,310                 5,087
                                                                        ------------       ------------          ------------
     Total Expenses..............................................             76,344             25,140                23,160
                                                                        ------------       ------------          ------------
Income Before Disposition of Interest Rate Protection
 Agreements, Gain on Sales of Real Estate, Equity in Income of
 Other Real Estate Partnerships and Extraordinary Loss...........             22,222             12,447                 4,282
Disposition of Interest Rate Protection Agreements...............              4,038                ---                   ---
Gain on Sales of Real Estate.....................................                728              4,344                   ---
                                                                        ------------       ------------          ------------
Income Before Equity in Income of Other Real Estate
 Partnerships and Extraordinary Loss.............................             26,988             16,791                 4,282
Equity in Income of Other Real Estate Partnerships...............             31,297             20,130                 7,841
                                                                        ------------       ------------          ------------
Income Before Extraordinary Loss.................................             58,285             36,921                12,123
Extraordinary Loss...............................................             (4,666)            (2,273)                  ---
                                                                        ------------       ------------          ------------
Net Income.......................................................             53,619             34,648                12,123

Preferred Unit Distributions.....................................             (7,936)               ---                   ---
                                                                        ------------       ------------          ------------
Net Income Available to
     Unitholders.................................................       $     45,683       $     34,648          $     12,123
                                                                        ============       ============          ============
Net Income Available to Unitholders Before Extraordinary Loss
 Per Weighted Average Unit Outstanding
     Basic.......................................................       $       1.41       $       1.38          $        .59
                                                                        ============       ============          ============
     Diluted.....................................................       $       1.40       $       1.38          $        .59
                                                                        ============       ============          ============
Extraordinary Loss Per Weighted Average Unit Outstanding
     Basic.......................................................       $       (.13)      $       (.09)         $        ---
                                                                        ============       ============          ============
     Diluted.....................................................       $       (.13)      $       (.09)         $        ---
                                                                        ============       ============          ============
Net Income Available to Unitholders Per Weighted  Average
 Unit Outstanding
     Basic.......................................................       $       1.28       $       1.29          $        .59
                                                                        ============       ============          ============
     Diluted.....................................................       $       1.27       $       1.29          $        .59
                                                                        ============       ============          ============

    See accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 Year Ended             Year Ended          Year Ended
                                                              December 31, 1997     December 31, 1996     December 31, 1995
                                                              -----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................... $          53,619    $          34,648     $          12,123

 Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
 Depreciation.................................................            14,660                5,115                 4,092

 Amortization of Interest Rate Protection Agreements and                     369                  196                   222
  Deferred Financing Costs....................................

 Other Amortization...........................................             1,497                1,195                   995

 Disposition of Interest Rate Protection Agreements...........            (4,038)                 ---                   ---

 Gain on Sales of Real Estate.................................              (728)              (4,344)                  ---

 Equity in Income of Other Real Estate Partnerships...........           (31,297)             (20,130)               (7,841)

 Extraordinary Loss...........................................             4,666                2,273                   ---

 Provision for Bad Debts......................................               779                   35                   158

 Increase in Tenant Accounts Receivable and Prepaid
   Expenses and Other  Assets.................................           (23,582)                (965)               (3,903)

 Increase in Deferred Rent Receivable.........................            (1,350)              (1,179)                 (606)

 Increase in Accounts Payable and Accrued Expenses and
   Rents Received in Advance and Security Deposits............            16,195                 (498)                2,295

 Organization Costs...........................................               (30)                 (32)                 (115)

 Decrease (Increase) in Restricted Cash.......................               ---                2,557                (3,238)
                                                               -----------------    -----------------     -----------------
    Net Cash Provided by Operating Activities.................            30,760               18,871                 4,182
                                                               -----------------    -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate.........          (714,643)            (221,282)              (67,605)

 Contributions to Investment in Other Real Estate
   Partnerships...............................................          (419,869)             (25,473)               (6,664)

 Distributions from Investment in Other Real Estate
 Partnerships.................................................            65,956               29,110                33,363

 Proceeds from Sales of Investment in Real Estate.............            16,084               14,972                   ---

 Funding of Mortgage Loans Receivable.........................            (4,827)                 ---                   ---

 Repayment of Mortgage Loans Receivable.......................             4,594                  ---                   ---
                                                               -----------------    -----------------     -----------------
    Net Cash Used in Investing Activities.....................        (1,052,705)            (202,673)              (40,906)
                                                               -----------------    -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Unit Contributions...........................................           199,340              244,269                   ---
 Unit Distributions...........................................           (68,107)             (47,991)              (38,592)
 Preferred Contributions......................................           144,290                  ---                   ---
 Preferred Unit Distributions.................................            (7,936)                 ---                   ---
 Proceeds from Acquisition Facilities Payable.................           540,100              103,523                83,943
 Repayments on Acquisition Facilities Payable.................          (415,100)            (147,358)               (2,958)
 Proceeds from Mortgage Loans Payable.........................               ---               36,750                   ---
 Repayments on Mortgage Loans Payable.........................            (4,652)                (589)                  ---
 Proceeds from Construction Loans Payable.....................               ---                  ---                 4,873
 Repayments on Construction Loans Payable.....................               ---               (4,873)                  ---
 Repayment of Promissory Notes Payable........................            (9,919)                 ---                   ---
 Proceeds from Senior Unsecured Debt..........................           983,757                  ---                   ---
 Repayment of Senior Unsecured Debt...........................          (334,800)                 ---                   ---
 Proceeds from Sale of Interest Rate Protection Agreements....             6,440                  ---                   ---
 Other Proceeds from Senior Unsecured Debt....................             2,377                  ---                   ---
 Other Costs of Senior Unsecured Debt.........................            (2,294)                 ---                   ---
 Debt Issuance Costs..........................................           (10,851)              (2,127)               (4,084)
                                                               -----------------    -----------------     -----------------
    Net Cash Provided by Financing Activities.................         1,022,645              181,604                43,182
                                                               -----------------    -----------------     -----------------
 Net Increase (Decrease)in Cash and Cash Equivalents..........               700               (2,198)                6,458
 Cash and Cash Equivalents, Beginning of Period...............             4,295                6,493                    35
                                                               -----------------    -----------------     -----------------
 Cash and Cash Equivalents, End of Period..................... $           4,995    $           4,295     $           6,493
                                                               =================    =================   ===================

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)







                                                      General Partner         Unamortized
                                                  -----------------------      Value of
                                                    Preferred               General Partner        Limited
                                                       Units       Units    Restricted Units    Partners Units       Total
                                                   ------------  ---------  ----------------    --------------   ------------
Balance at December 31, 1994................       $    ---      $ 293,140             ---        $   20,404     $   313,544
  Distributions.............................            ---        (36,003)            ---            (2,895)        (38,898)
  Unit Conversions..........................            ---          1,005             ---            (1,005)            ---
  Net Income................................            ---         11,215             ---               908          12,123
                                                   --------      ---------  --------------        ----------     -----------
Balance at December 31, 1995................            ---        269,357             ---            17,412         286,769
  Contributions.............................            ---        244,269             ---            23,864         268,133
  Distributions.............................            ---        (50,418)            ---            (3,900)        (54,318)
  Unit Conversions..........................            ---            943             ---              (943)            ---
  Net Income................................            ---         32,018             ---             2,630          34,648
                                                   --------      ---------  --------------        ----------     -----------
Balance at December 31, 1996................            ---        496,169             ---            39,063         535,232
  Contributions.............................        144,290        199,340             ---           115,230         458,860
  Issuance of General Partner Restricted
   Units....................................            ---          3,655          (3,655)              ---             ---
  Amortization of General Partner Restricted
   Units....................................            ---            ---             238               ---             238
  Distributions.............................         (7,936)       (65,322)            ---            (8,514)        (81,772)
  Unit Conversions..........................            ---          3,395             ---            (3,395)            ---
  Net Income................................          7,936         40,371             ---             5,312          53,619
                                                   --------      ---------  --------------        ----------     -----------
Balance at December 31, 1997................       $144,290      $ 677,608  $       (3,417)       $  147,696     $   966,177
                                                   ========      =========  ==============        ==========     ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


1.   ORGANIZATION AND FORMATION OF PARTNERSHIP

     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial realty Trust, Inc. (the "Company") with an approximate 86% ownership interest at December 31, 1997. The Company also owns preferred units with an aggregate liquidation priority of $150,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 14% aggregate ownership interest at December 31, 1997.

     The Operating Partnership owns 100% of FR Development Services, LLC, a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. (together, the "Other Real Estate Partnerships"). The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of December 31, 1997, the Operating Partnership directly owned 522 in-service properties, containing an aggregate of approximately 34.5 million square feet (unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 1997, the Other Real Estate Partnerships owned 247 in-service properties containing an aggregate of approximately 22.1 million square feet (unaudited) of GLA. Of the 247 properties owned by the Other Real Estate Partnerships at December 31, 1997, 193 are owned by the Financing Partnership, 19 are owned by the Securities Partnership, 23 are owned by the Mortgage Partnership, six are owned by the Pennsylvania Partnership, five are owned by the Harrisburg Partnership and one is owned by the Indianapolis Partnership.

     The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Cumulative Preferred Stock.

     Profits, losses and distributions of the Operating Partnership are allocated to the general partner and the limited partners in accordance with the provisions contained within its restated and amended partnership agreement.


2.   BASIS OF PRESENTATION

     The accompanying financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 present the consolidated ownership and operating results of the Operating Partnership, FR Development Services, LLC and FR Development Services, Inc. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships under the equity method of accounting.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In order to conform with generally accepted accounting principles, management, in preparation of the Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents:

     Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation:

     Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when the The Shidler Group and the properties and businesses contributed by three other contributing businesses ownership interests' were exchanged for limited partnership units in the Operating Partnership on July 1, 1994 and purchase accounting has been used for all other properties that were subsequently acquired for Units.

     The Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Operating Partnership estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists.

     Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:


                                                                                         Years
                                                                                         -----
                   Buildings and Improvements...................................        31.5 to 40
                   Land Improvements............................................        15
                   Furniture, Fixtures and Equipment............................        5 to 10


     Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

     When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

Investment in Other Real Estate Partnership:

     Investment in Other Real Estate Partnerships represents the Operating Partnership's limited partnership interests in the Other Real Estate Partnerships. The Operating Partnership accounts for its Investment in Other Real Estate Partnerships under the equity method of accounting. Under the equity method of accounting, the Operating Partnership's share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership's Investment in Other Real Estate Partnerships as paid or received, respectively.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Deferred Financing Costs:

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $212 and $32 at December 31, 1997 and 1996, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date (see Note 10).


Revenue Recognition:

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Operating Partnership.

     The Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,000 and $221 as of December 31, 1997 and December 31, 1996, respectively.

Income Taxes:

     In accordance with partnership taxation, each of the partners are responsible for reporting their shares of taxable income or loss.

     The Operating Partnership is subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the statement of operations and has not been separately stated due to its insignificance.

Earnings Per Unit:

     As of December 31, 1997 & 1996, there were 42,348,467 and 32,392,543 general partnership and limited partnership units outstanding, respectively. As of December 31, 1997 & 1996, there were 60,000 and 0 general partner preferred units outstanding.

     The Operating Partnership has adopted the Financial Accounting
Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding. Net income per weighted average Unit - diluted is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. See Note 11 for the disclosure required under FAS 128.

Fair Value of Financial Instruments:

     The Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and interest rate protection agreements. The fair value of the short-term investments, tenant accounts receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and interest rate protection agreements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Derivative Financial Instruments:

     The Operating Partnership's interest rate protection agreements (the "Agreements") are used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan and fix the interest rate on anticipated offerings of senior unsecured debt. Receipts or payments resulting from the Agreements used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan are recognized as adjustments to equity in income of Other Real Estate Partnerships (specifically, the Financing Partnership).

     In the event that the Operating Partnership terminates these Agreements, the Operating Partnership would recognize a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Operating Partnership's balance sheet. Receipts or payments resulting from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt that the Agreements were used to hedge as an adjustment to interest expense using the effective interest method (or the straight line method if this method is not materially different from the effective interest method). The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Operating Partnership's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Operating Partnership's carrying value of the Agreements on the balance sheet. The Agreements have been executed with creditworthy financial institutions. As such, the Operating Partnership considers the risk of nonperformance to be remote.

Recent Accounting Pronouncements:

     In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Operating Partnership has not yet determined its comprehensive income.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Operating Partnership has not yet determined the impact of this statement on its financial statements.

Reclassification:

     Certain 1996 items have been reclassified to conform to the 1997 presentation.

                             FIRST INDUSTRIAL, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

4.   INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

     The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these financial statements.

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:



                                                                                 December 31,            December 31,
                                                                                    1997                     1996
                                                                              -----------------       -----------------
                                            ASSETS
Assets:
    Investment in Real Estate, Net......................................      $         694,926       $         613,685

    Other Assets........................................................                355,726                  48,602
                                                                              -----------------       -----------------
        Total Assets....................................................      $       1,050,652       $         662,287
                                                                              =================       =================
                              LIABILITIES AND  PARTNERS' CAPITAL
Liabilities:
    Mortgage Loans  Payable.............................................      $          40,000       $         346,504
    Defeased Mortgage Loan Payable......................................                300,000                     ---
    Other Liabilities...................................................                 23,317                  13,326
                                                                              -----------------       -----------------
        Total Liabilities...............................................                363,317                 359,830
                                                                              -----------------       -----------------
    Partners' Capital...................................................                687,335                 302,457
                                                                              -----------------       -----------------
        Total Liabilities and Partners' Capital.........................      $       1,050,652       $         662,287
                                                                              =================       =================


Condensed Combined Statements of Operations:




                                                                                            Year Ended
                                                                            --------------------------------------------
                                                                            December 31,    December 31,    December 31,
                                                                                1997           1996            1995
                                                                            ------------    -----------     -----------
Total Revenues..........................................................    $    124,406    $   102,322     $    79,032
Property Expenses.......................................................         (30,569)       (28,933)        (20,824)
Interest Expense........................................................         (24,760)       (24,268)        (22,010)
Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs...........................                           (2,443)        (3,090)         (4,216)
Depreciation and Other Amortization.....................................         (23,310)       (21,737)        (17,177)
Loss on Disposition of Interest Rate Protection Agreements..............          (2,608)           ---          (6,410)
Gain on Sales of Real Estate.............................................           4,275            ---             ---
Extraordinary Loss......................................................          (9,458)           ---             ---
                                                                            ------------    -----------     -----------
Net Income..............................................................    $     35,533    $    24,294     $     8,395
                                                                            ============    ===========     ===========

                             FIRST INDUSTRIAL, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

5. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES , PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS

Mortgage Loans:

     On March 20, 1996, the Operating Partnership and the Indianapolis Partnership entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan matures on April 1, 2003. The CIGNA Loan may be prepaid only after April 30, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

     On March 20, 1996, the Operating Partnership assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 22, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

     In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Operating Partnership assumed two mortgage loans in the amount of $3,800 (the "LB Mortgage Loan I") and $705 (the "LB Mortgage Loan II"). The LB Mortgage Loan I, which was collateralized by a property located in Long Island, New York and provided for interest only payments prior to its maturity date of July 11, 1998, was paid off and retired by the Operating Partnership on December 19, 1997. The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

     In conjunction with the acquisition of a portfolio of properties on October 23, 1997, the Operating Partnership assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I is collateralized by a property in Bensenville, Illinois, bears interest at a fixed rate of 8.50% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 15, 1998 in exchange for a prepayment fee.

     In conjunction with the acquisition of a portfolio of properties on December 9, 1997, the Operating Partnership assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II is collateralized by ten properties in St. Charles, Louisiana, bears interest at a fixed rate of 7.75% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan II matures on April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 9, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

     In conjunction with the acquisition of a portfolio of properties on December 23, 1997, the Operating Partnership assumed a mortgage loan in the amount of $3,598 (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III is collateralized by two properties in Houston, Texas, bears interest at a fixed interest rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 30, 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)



5. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE
     PROTECTION AGREEMENTS, CONTINUED

Senior Unsecured Debt:

     On April 4, 1997, the Operating Partnership entered into a $309,800 unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership which used the contribution to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of its $300,000 mortgage loan. The Defeasance Loan was paid off and retired in May, 1997 (See Note 10).

     On May 13, 1997, the Operating Partnership issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to the interest expense. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On May 13, 1997, the Operating Partnership issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. Interest is paid semi-annually in arrears on May 15 and November 15.
The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On May 22, 1997, the Operating Partnership issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Operating Partnership received approximately $1,781 of proceeds from the holder of the 2011 Notes as consideration for the Put Option. The Operating Partnership amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On November 20, 1997, the Operating Partnership issued $50,000 of senior unsecured debt which matures on November 21, 2005 and bears a coupon interest rate of 6.90% (the "2005 Notes"). The issue price of the 2005 Notes was 100%. Interest is paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.


     On November 24, 1997, the Operating Partnership entered into a $25,000 unsecured loan (the "November 1997 Unsecured Loan"). The November 1997 Unsecured Loan bore interest at LIBOR plus .80% and had a scheduled maturity date of December 31, 1997. The November 1997 Unsecured Loan was paid off and retired on December 5, 1997.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


5. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED



     On December 8, 1997, the Operating Partnership issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On December 8, 1997, the Operating Partnership issued $100,000 of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership will amortize the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement Relating to the 2017 Notes.

Acquisition Facilities:

     In connection with the Initial Offering, the Operating Partnership, entered into a $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. Borrowings under the 1994 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Operating Partnership's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. In December 1996, the Operating Partnership terminated the 1994 Acquisition Facility (see Note 10) and entered into a $200,000 unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bore interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus
 .25% and provided for interest only payments until the maturity date. In December 1997, the Operating Partnership terminated the 1996 Unsecured Acquisition Facility (see Note 10) and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate", at the Operating Partnership's election, and provides for interest only payments until maturity. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.


     In December 1995, the Operating Partnership entered into a $24,219 collateralized revolving credit facility (the "1995 Credit Line"). The 1995 Credit Line bore interest at a floating rate of LIBOR plus 2.45%. The Operating Partnership terminated the 1995 Credit Line in February 1996 (see Note 10).

     In May 1996, the Operating Partnership entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line"). The 1996 Credit Line bore interest at a floating rate from LIBOR plus 2.45% to LIBOR plus

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

5. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


     2.75%, depending on the term of the interest rate option. The Operating Partnership terminated the 1995 Credit Line in November 1996 (see Note 10).


     In September 1996, the Operating Partnership entered into a $40,000 revolving credit facility (the "1996 Acquisition Facility"). Borrowings under the 1996 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Operating Partnership's election. The Operating Partnership terminated the 1996 Acquisition Facility in November 1996 (see Note 10).

Promissory Notes Payable:

     On September 30, 1996, the Operating Partnership entered into a $6,489 promissory note and a $3,430 promissory note (collectively referred to as "Promissory Notes") as partial consideration for the purchase of two properties in Columbus, Ohio. Both Promissory Notes bore interest at 8.00%. The Promissory Notes were paid off and retired on January 6, 1997.

     The following table discloses certain information regarding the Operating Partnership's mortgage loans, senior unsecured debt, acquisition facility and promissory notes payable:


                                        OUTSTANDING BALANCE AT            ACCRUED INTEREST PAYABLE AT         INTEREST RATE AT
                                     -------------------------------   ---------------------------------   ----------------------
                                     DECEMBER  31,     DECEMBER  31,   DECEMBER 31,         DECEMBER 31,   DECEMBER 31,  MATURITY
                                        1997              1996           1997                  1996           1997         DATE
                                     -------------     -------------   ------------         ------------   -----------  ---------
MORTGAGE LOANS PAYABLE
CIGNA Loan.......................     $     35,813     $   36,363      $      ---           $        ---     7.50%      4/01/03
Assumed Loans....................            8,950          9,215             ---                    ---     9.25%      1/01/13
LB Mortgage Loan II..............              705            ---             ---                    ---       (1)           (1)
Acquisition Mortgage Loan I......            4,135            ---              29                    ---     8.50%      8/01/08
Acquisition Mortgage Loan II.....            7,997            ---              52                    ---     7.75%      4/01/06
Acquisition Mortgage Loan III....            3,598            ---              27                    ---     8.875%     6/01/03
                                      ------------     ----------      ----------           ------------
Total............................     $     61,198     $   45,578      $      108           $        ---
                                      ============     ==========      ==========           ============
SENIOR UNSECURED DEBT
---------------------
2005 Notes.......................     $     50,000     $      ---      $      393           $        ---      6.90%    11/21/05
2006 Notes.......................          150,000            ---             671                    ---      7.00%    12/01/06
2007 Notes.......................          149,951 (2)        ---           1,457                    ---      7.60%     5/15/07
2011 Notes.......................           99,377 (2)        ---             942                    ---     7.375%     5/15/11  (3)
2017 Notes.......................           99,809 (2)        ---             479                    ---      7.50%    12/01/17  (4)
2027 Notes ......................           99,857 (2)        ---             914                    ---      7.15%     5/15/27  (5)
                                      ------------     ----------      ----------           ------------
Total............................     $    648,994     $      ---      $    4,856           $        ---
                                      ============     ==========      ==========           ============
ACQUISITION FACILITY PAYABLE
----------------------------
1996 Unsecured Acquisition
  Facility.......................     $        ---     $    4,400      $      ---           $          3       N/A        N/A
1997 Unsecured Acquisition
  Facility.......................          129,400            ---             297                    ---      6.77%     4/30/01
                                      ------------     ----------      ----------           ------------
Total............................     $    129,400     $    4,400      $      297           $          3
                                      ============     ==========      ==========           ============
PROMISSORY NOTES PAYABLE
------------------------
Promissory Notes.................     $        ---     $    9,919      $      ---           $         68       N/A      1/06/97
                                      ============     ==========      ==========           ============

(1) The LB Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.
(2) The 2007 Notes, 2011 Notes, 2017 Notes and 2027 Notes are net of unamortized discounts of $49, $623, $191 and $143, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2017 notes are redeemable at the option of the Operating Partnership at any time based upon a predetermined formula.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

5. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE
     PROTECTION AGREEMENTS, CONTINUED

Fair Value:

     At December 31, 1996 the fair value of the Operating Partnership's mortgage loans payable, acquisition facility payable and promissory notes payable were not materially different from their carrying values. The value of the interest rate protection agreements was approximately $4,101. At December 31, 1997, the fair value of the Operating Partnership's mortgage loans payable , senior unsecured debt, acquisition facility payable and interest rate protection agreements were as follows:



                                          Carrying            Fair
                                           Amount             Value
                                        ------------       -----------
Mortgage Loans Payable..........        $    61,198        $   65,031
Senior Unsecured Debt...........            648,994           666,954
Acquisition Facility Payable....            129,400           129,400
Interest Rate Protection
  Agreements....................                 --            (4,974)
                                        -----------        ----------
Total...........................        $   839,592        $  856,411
                                        ===========        ==========

     The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                Amount
                             -----------
          1998                 $  1,407
          1999                    1,527
          2000                    1,657
          2001                  131,198
          2002                    1,950
          Thereafter            702,154
                               --------
          Total                $839,893
                               ========

Interest Rate Protection Agreements:

     On July 1, 1995, the Operating Partnership entered into interest rate swap agreements (the "1995 Interest Rate Protection Agreements") with a notional value of $300,000, which, together with the interest rate protection agreements the Financing Partnership owned, effectively fixed the annual interest rate on the Financing Partnership's $300,000 mortgage loan at 6.97% for six years through June 30, 2001. The costs of the 1995 Interest Rate Protection Agreements had been capitalized and were being amortized over the respective terms of the 1995 Interest Rate Protection Agreements. On May 16, 1997, the Operating Partnership sold the 1995 Interest Rate Protection Agreements (see Note 9).

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

5. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

     The Operating Partnership, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on an anticipated offering of senior unsecured debt. At December 31, 1997, the following interest rate protection agreements were outstanding:

      Notional Value   Interest Rate     Valuation Basis     Settlement Date
     ---------------  ---------------   ----------------     ---------------
       $100,000           6.037%        10-Year Treasury     July 1, 1998
       $100,000           6.317%        30-Year Treasury     July 1, 1998
       $100,000           5.999%        30-Year Treasury    January 4, 1999

6.   PARTNERS' CAPITAL

     The Operating Partnership has issued general partnership units, limited partnership units and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). The preferred general partnership units result from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a Real Estate Investment Trust.

Contributions:

     On February 2, 1996, the Company issued 5,175,000 shares of $.01 par value Common Stock (the "February 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The net proceeds of $106,343 received from the February 1996 Equity Offering were contributed to the Operating Partnership in exchange for 5,175,000 Operating Partnership units (the "Units") and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     On October 25, 1996, the Company issued 5,750,000 shares of $.01 par value Common Stock (the "October 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The net proceeds of $137,697 received from the October 1996 Equity Offering were contributed to the Operating Partnership in exchange for 5,750,000 Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     During 1996, the Operating Partnership issued 1,038,712 Units valued, in the aggregate, at $23,863 in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

     On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The net proceeds of $18,900 received from the September 1997 Equity Offering were contributed to the Operating Partnership in exchange for 637,440 Units in the Operating Partnership and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The net proceeds of $176,556 received from the October 1997 Equity Offering were contributed to the Operating Partnership in exchange for 5,400,000 Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     During 1997, the Operating Partnership issued 3,634,148 Units valued, in the aggregate, at $115,231 in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

Preferred Contributions:

     On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $96,292 million received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units") and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

     On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


6.   PARTNERS' CAPITAL, CONTINUED

initial offering price of $25 per Depositary Share. The net proceeds of $47,997 million received from the Series C Preferred Stock were contributed to the Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units") and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

7.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     In 1997, the Operating Partnership acquired 380 industrial properties comprising approximately 21.0 million square feet (unaudited) of GLA for a total purchase price of approximately $817,058 and completed the development of eight properties comprising approximately 1.2 million square feet (unaudited) of GLA at a cost of approximately $38,008.


8.   SALES OF REAL ESTATE

     In 1996, the Operating Partnership sold six in-service properties. Gross proceeds from these sales totaled approximately $14,972. The gain on sales totaled approximately $4,344.

     In 1997, the Operating Partnership sold three in-service properties, one property held for redevelopment and land parcels. Gross proceeds from these sales totaled approximately $16,083. The gain on sales totaled approximately $728.


9.   DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

     In May 1997, the Operating Partnership sold the 1995 Interest Rate Protection Agreements. The gross proceeds from the sale of the Interest Rate Protection Agreements were approximately $6,440. The gain on disposition of the interest rate protection agreements totaled approximately $4,038.


10.   EXTRAORDINARY ITEMS

     In 1996, the Operating Partnership terminated the 1994 Acquisition Facility, the 1995 Credit Line, the 1996 Credit Line and the 1996 Acquisition Facility before their contractual maturity date. As a result of these early retirements, the Operating Partnership recorded an extraordinary loss of $2,273 comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses.

     In 1997, the Operating Partnership terminated the Defeasance Loan and the 1996 Unsecured Acquisition Facility before their contractual maturity date.
As a result of these early retirements, the Operating Partnership recorded an extraordinary loss of $4,666 comprised of the write off of unamortized deferred financing fees, legal costs and other expenses.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)




11.  EARNINGS PER UNIT

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for financial statements ending after December 15, 1997. As required by this statement, the Operating Partnership adopted the new standard for computing and presenting earnings per Unit (EPU) for the year ended December 31, 1997, and for all prior-periods' EPU data is presented herein. The computation of basic and diluted EPU, as prescribed by FAS 128, is presented below:


                                                                      Year Ended             Year Ended              Year Ended
                                                                      December 31,           December 31,            December 31,
                                                                          1997                   1996                    1995
                                                                      ------------           ------------           -------------
Numerator:
----------
  Income Before Extraordinary Loss................................    $     58,285           $     36,921           $      12,123
     Less: Preferred Unit Distributions...........................          (7,936)                   ---                     ---
                                                                      ------------           ------------           -------------
   Net Income Available to
       Unitholders before Extraordinary
       Loss - For Basic and Diluted EPU...........................          50,349                 36,921                  12,123

   Extraordinary Loss.............................................          (4,666)                (2,273)                    ---
                                                                      ------------           ------------           -------------
   Net Income Available to Unitholders - For Basic
     and Diluted EPU..............................................    $     45,683           $     34,648           $      12,123
                                                                      ============           ============           =============

Denominator:
------------
  Weighted Average Units Outstanding at
    December 31, 1997, 1996 and 1995, respectively-Basic..........      35,681,562             26,762,731              20,418,832
  Effect of Dilutive Securities:
    Employee Common Stock Options of the Company that result in the
     issuance of general partnership units........................         305,686                 86,447                     ---
                                                                      ------------           ------------           -------------
  Weighted Average  Units Outstanding at December 31, 1997,
     1996 and 1995, respectively-Diluted..........................      35,987,248             26,849,178              20,418,832
                                                                      ============           ============           =============

Basic EPU:
----------
  Net Income Available to Unitholders Before Extraordinary
   Loss...........................................................    $       1.41           $       1.38           $         .59
                                                                      ============           ============           =============
  Extraordinary Loss..............................................    $       (.13)          $       (.09)          $         ---
                                                                      ============           ============           =============
  Net Income Available to Unitholders.............................    $       1.28           $       1.29           $         .59
                                                                      ============           ============           =============

Diluted EPS:
  Net Income Available to Unitholders Before Extraordinary
   Loss...........................................................    $       1.40           $       1.38           $         .59
                                                                      ============           ============           =============
  Extraordinary Loss..............................................    $       (.13)          $       (.09)          $         ---
                                                                      ============           ============           =============
  Net Income Available to Unitholders.............................    $       1.27           $       1.29           $         .59
                                                                      ============           ============           =============

0
                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


12.   FUTURE RENTAL REVENUES

     The Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1997 are approximately as follows:


                1998         $       138,488
                1999                 112,412
                2000                  83,551
                2001                  64,776
                2002                  47,439
                Thereafter           107,459
                             ---------------
                   Total     $       554,125
                             ===============

13.   EMPLOYEE BENEFIT PLANS

      The Company maintains two stock incentive plans (the "Stock Incentive Plans") which are administered by the Compensation Committee of the Board of Directors of the Company. The exercise of employee stock options results in a contribution from the general partner to the Operating Partnership. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, independent Directors of the Company receive automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

     The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards,
(iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of January 30, 1998, the Company has authorized 7.7 million shares for issuance under the Stock Incentive Plans, of which 1.7 million shares are available for future grants. The outstanding stock options generally vest over one to two year periods and have lives of ten years. Stock option transactions are summarized as follows:





                                                                                 Weighted Average
                                                                                Exercise Price per        Exercise
                                                                    Share             Share            Price Per Share
                                                                 -----------    ------------------     ---------------
Granted at Initial Offering...................................       637,500             $23.50             $23.50
                                                                 -----------
Outstanding at December 31, 1994..............................       637,500             $23.50             $23.50
   Granted....................................................       274,500             $19.98          $18.25-$20.25
   Expired or Terminated......................................       (54,000)            $23.50             $23.50
                                                                 -----------
Outstanding at December 31, 1995..............................       858,000             $22.37          $18.25-$23.50
   Granted....................................................       263,500             $22.94          $22.75-$25.63
   Exercised..................................................       (16,000)            $23.50             $23.50
   Expired or Terminated......................................       (12,000)            $23.50             $23.50
                                                                 -----------
Outstanding at December 31, 1996..............................     1,093,500             $22.49          $18.25-$25.63
   Granted....................................................       538,000             $30.32          $28.50-$30.375
   Exercised..................................................      (300,000)            $22.50          $18.25-$23.50
                                                                 -----------
Outstanding at December 31, 1997..............................     1,331,500             $25.67          $18.25-$30.375
                                                                 ===========

                             FIRST INDUSTRIAL, L.P.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

13.   EMPLOYEE BENEFIT PLANS, CONTINUED


     The following table summarizes currently outstanding and exercisable options as of December 31, 1997:


                                              Options Outstanding                         Options Exercisable
                            -------------------------------------------------------   ---------------------------------
                                                 Weighted
                                                 Average              Weighted                            Weighted
                               Number            Remaining             Average           Number            Average
Range of Exercise Price     Outstanding       Contractual Life      Exercise Price     Exercisable      Exercise Price
-----------------------     -----------       ----------------      --------------     -----------      --------------
$18.25-$25.63                 793,500             7.28                  $22.52           793,500           $ 22.52
$28.50-$30.50                 538,000             9.37                  $30.32           229,000           $30.375

     The Operating Partnership applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Company's Stock Incentive Plans. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation cost for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and earnings per Unit would have been the pro forma amounts indicated in the table below:



                                                                                            For the Year Ended
                                                                            ----------------------------------------------------
                                                                                 1997              1996               1995
                                                                            --------------  -----------------  -----------------
  Net Income Available to Unitholders-as reported.......................     $   45,683         $   34,648         $   12,123
  Net Income Available to Unitholders-pro forma.........................     $   44,403         $   34,142         $   12,123
  Net Income Available to Unitholders-per Unit as reported- Basic.......     $     1.28         $     1.29         $      .59
  Net Income Available to Unitholders-per Unit pro forma- Basic.........     $     1.24         $     1.28         $      .59
  Net Income Available to Unitholders-per Unit - as reported - diluted..     $     1.27         $     1.29         $      .59
  Net Income Available to Unitholders-per Unit - pro forma
    - diluted...........................................................     $     1.23         $     1.27         $      .59
  The fair value of each option grant is estimated on the
    date of grant using the Black-Scholes
  option pricing model with the following weighted
    average assumptions:
      Expected dividend yield...........................................           8.15%              7.16%              7.16%
      Expected stock price volatility...................................          20.01%             18.12%             18.12%
      Risk-free interest rate...........................................           6.48%              6.81%              6.05%
      Expected life of options..........................................           3.78               7.37               5.51

The weighted average fair value of options granted during 1997, 1996 and 1995 is $2.72, $2.43 and $1.84 per option, respectively.

     In September 1994, the Board of Directors of the Company approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 1996 and 1995, the Company did not make any matching contributions. For the year ended December 31, 1997, the Company made a matching contribution of approximately $108. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 194,164 unit awards and 138,500 unit awards were granted for the years ended December 31, 1997 and 1996, respectively, providing the recipients with deferred income benefits which vest in three equal annual installments. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations of the Operating Partnership.

     During 1997, the Company awarded 59,946 shares of restricted Common Stock to certain employees, 1,274 of restricted common stock to certain Directors and certain other employees of the Company converted

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

13.    EMPLOYEE BENEFIT PLANS, CONTINUED

certain employee stock options to 54,936 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of common stock had a fair value of $3,655 on the date of grant. The restricted common stock vests over a period from two to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statemetns of operations over the vesting period.

14.   RELATED PARTY TRANSACTIONS

     The Operating Partnership often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

     On November 19, 1997, the Operating Partnership exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot (unaudited) bulk warehouse property located in Indianapolis, Indiana for approximately $3,338. The property was purchased from a partnership in which one of the Operating Partnership's Senior Regional Directors was a limited partner.

     From time to time, the Operating Partnership utilizes real estate brokerage services from CB Commercial for which a relative of one of the Company's senior executive officers is an employee.

15.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

      Supplemental disclosure of cash flow information:



                                                              Year Ended       Year Ended         Year Ended
                                                             December 31,      December 31,       December 31,
                                                                 1997             1996               1995
                                                              ----------        ----------         ----------
   Interest paid, net of
     capitalized interest.........................            $   19,909        $    5,069         $    6,255
                                                              ==========        ==========         ==========
   Interest capitalized...........................            $    1,151        $      501         $      266
                                                              ==========        ==========         ==========
Supplemental schedule of noncash investing and financing activities:
   Distribution payable on Units..................            $   22,010        $   16,281         $    9,954
                                                              ==========        ==========         ==========
Exchange of limited partner units for general partner units:
     Limited Partnership Interest.................            $   (3,395)       $     (943)        $   (1,005)
     General Partnership Interest.................                 3,395               943              1,005
                                                              ----------        ----------         ----------
                                                              $      ---        $      ---         $      ---
                                                              ==========        ==========         ==========
   Sale of interest rate
     protection agreement.........................            $      ---        $      ---         $   (4,380)
   Purchase of interest rate
     protection and swap
     agreements...................................                   ---               ---              4,380
                                                              ----------        ----------         ----------
                                                              $      ---        $      ---         $      ---
                                                              ==========        ==========         ==========
     In conjunction with the property acquisitions, the following assets and liabilities were assumed:
   Purchase of real estate........................            $  817,058        $  252,991         $   63,855
   Mortgage loans.................................               (20,272)           (9,417)               ---
   Promissory notes...............................                   ---            (9,919)               ---
   Operating partnership units....................              (115,230)          (23,863)               ---
   Accounts receivable............................                   ---               ---                153
   Accounts payable and
     accrued expenses.............................               (11,064)           (2,626)            (1,115)
                                                              ----------        ----------         ----------
   Acquisition of real estate.....................            $  670,492        $  207,166         $   62,893
                                                              ==========        ==========         ==========

     In conjunction with the capitalization of the Other Real Estate Partnerships in 1995, the following assets and liabilities were contributed:
           Land ..............................................  $ 20,151
           Building and improvements .........................   115,192
           Accumulated depreciation ..........................    (3,446)
           Restricted cash ...................................       802
           Deferred rent receivable ..........................       387
           Deferred financing costs ..........................       854
           Prepaid expenses and other assets .................       579
           Acquisition facilities payable ....................   (81,450)
           Accounts payable and accrued expenses .............      (513)
                                                                 -------
                Investment in affiliates .....................   $52,556
                                                                 =======

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

16.   COMMITMENTS AND CONTINGENCIES


     In the normal course of business, the Operating Partnership is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Operating Partnership.

     Sixteen properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Operating Partnership's net book value of the asset. The Operating Partnership has no notice of any exercise of any tenant purchase option.

     The Operating Partnership has committed to the construction of four development projects totaling approximately .5 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $17,689 (unaudited). These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

     At December 31, 1997, the Operating Partnership had two letters of credit outstanding in the amounts of $980 and $329. The $980 letter of credit was required under the Company's original issuance of the Series A Preferred Stock to guarantee the payment of one quarter's dividend on the Series A Preferred Stock. The Guarantee Agent of the Series A Preferred Stock is the beneficiary of this letter of credit which expires on June 29, 1998. The $329 letter of credit is pledged to a municipality to guarantee the completion of certain site improvements at one of the Other Real Estate Partnerships property developments. It expires on August 31, 1998.

17.   SUBSEQUENT EVENTS (UNAUDITED)

     During the period January 1, 1998 thorugh March 26, 1998, the Operating Partnership purchased 49 industrial properties containing an aggregate of 3.1 million square feet of GLA for approximately $111,744, or $36.44 per square foot. The aggregate purchase price consisted of approximately $109,773 million in cash and Units valued at approximately $1,971.

     On January 2, 1998, the Operating Partnership entered into an interest rate protection agreement to lock into a fixed interest rate on an anticipated offering of senior unsecured debt. The interest rate protection agreement had a notional value of $50,000, an interest rate of 5.937% and a settlement date of October 2, 1998. This interest rate protection agreement's value is based on the 30-year treasury.

     On January 27, 1998, the Operating Partnership filed Amendment No. 1 to Form S-3 which registered approximately $400,000 of debt securities.

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of approximately $120,563 were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock ("Series E Preferred Stock") at an initial offering price of $25 per depositary share. The net proceeds of $72,138 were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units.

     In March, 1998, the Operating Partnership declared a first quarter
distribution of $.53 per Unit which is payable  on  April 20, 1998.   The
Operating Partnership also declared a first quarter distribution of $54.688 per

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

17.   SUBSEQUENT EVENTS (UNAUDITED), CONTINUED


Series B Preferred Unit, $53.906 Series C Preferred Unit and a period prorated preferred unit distribution of $30.365 per Series D Preferred Unit which is payable on March 31, 1998.

        On March 26, 1998, the Operating Partnership entered into an underwriting agreement with J.P. Morgan Securities Inc. ("J.P. Morgan") and certain other underwriters named therein (the "Underwriters"), pursuant to which the Operating Partnership agreed to issue and sell $100.0 million of its 6 1/2% Dealer remarketable securities due April 5, 2011 (the "Drs."). The Drs. will bear interest at 6 1/2% from the date of issuance through April 5, 2001. On April 5, 2001, the Drs. will be subject to mandatory tender to J.P. Morgan, as the remarketing dealer, if they elect to remarket the Drs. If J.P. Morgan elects not to remarket the Drs., the Operating Partnership will be required to repurchase the Drs. on April 5, 2001 at 100% of the principal amount thereof plus accrued and unpaid interest.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                                                                                           YEAR ENDED DECEMBER 31, 1997
                                                                       ------------------------------------------------------------
                                                                            FIRST             SECOND         THIRD        FOURTH
                                                                           QUARTER           QUARTER        QUARTER       QUARTER
                                                                        -----------        -----------    -----------   ----------
Total Revenues.........................................................$    18,899        $   21,379      $  24,032       $34,256
Income Before Disposition of Interest Rate Protection
  Agreements,  Gain on Sales of Real Estate, Equity in Income
  of Other Real Estate Partnerships and Extraordinary Loss.............      6,386             3,709          4,836         7,291
Disposition of Interest Rate Protection Agreements.....................        ---             4,038            ---           ---
Gain on Sales of Properties............................................        ---               460             77           191
Income Before Equity in Income of Other Real Estate Partnerships
  and Extraordinary Loss...............................................      6,386             8,207          4,913         7,482
Equity in Income of Other Real Estate Partnerships.....................      5,834             2,196         11,472        11,795
Income Before Extraordinary Loss.......................................     12,220            10,403         16,385        19,277
Extraordinary Loss.....................................................        ---            (3,428)           ---        (1,238)
                                                                       -----------        ----------      ---------       -------
Net Income.............................................................     12,220             6,975         16,385        18,039
Preferred Unit Distributions...........................................        ---             1,405          3,265         3,266
                                                                       -----------        ----------      ---------       -------
Net Income Available to Unitholders....................................$    12,220        $    5,570      $  13,120       $14,773
                                                                       ===========        ==========      =========       =======

Earnings Per  Unit:
  Net Income Available to Unitholders Before Extraordinary Loss per
  Weighted Average Unit Outstanding:
            Basic......................................................$       .37        $      .26      $     .38       $   .39
                                                                       ===========        ==========      =========       =======
            Diluted....................................................$       .36        $      .26      $     .38       $   .39
                                                                       ===========        ==========      =========       =======
Net Income Available to Unitholders per Weighted Average and Unit
Outstanding:
            Basic......................................................$       .37        $      .16      $     .38       $   .36
                                                                       ===========        ==========      =========       =======
            Diluted....................................................$       .36        $      .16      $     .38       $   .36
                                                                       ===========        ==========      =========       =======


                                                                                           YEAR ENDED DECEMBER 31, 1996
                                                                       ------------------------------------------------------------
                                                                            FIRST           SECOND          THIRD          FOURTH
                                                                           QUARTER         QUARTER         QUARTER         QUARTER
                                                                        -----------        -----------    -----------   ----------
Total Revenues.........................................................$     5,920        $    9,283      $   9,881       $12,503
Income Before Gain on Sales of Real Estate, Equity in Income
  of Other Real Estate Partnerships and Extraordinary Loss.............      1,630             2,425          3,125         5,267
Gain on Sales of Properties............................................        ---             4,320            ---            24
Income Before Equity in Income of Other Real Estate Partnerships
  and Extraordinary Loss...............................................      1,630             6,745          3,125         5,291
Equity in Income of Other Real Estate Partnerships.....................      4,496             5,123          5,127         5,384
Income Before Extraordinary Loss.......................................      6,126            11,868          8,252        10,675
Extraordinary Loss.....................................................       (821)              ---            ---        (1,452)
                                                                       -----------        ----------      ---------       -------
Net Income.............................................................      5,305            11,868          8,252         9,223
Preferred Unit Distributions...........................................        ---               ---            ---           ---
                                                                       -----------        ----------      ---------       -------
Net Income Available to Unitholders....................................$     5,305        $   11,868      $   8,252       $ 9,223
                                                                       ===========        ==========      =========       =======

Earnings Per  Unit:
  Net Income Available to Unitholders Before Extraordinary Loss per Weighted Average
  Unit Outstanding:
            Basic......................................................$       .26        $      .45      $     .31       $   .35
                                                                       ===========        ==========      =========       =======
            Diluted....................................................$       .26        $      .45      $     .31       $   .35
                                                                       ===========        ==========      =========       =======
Net Income Available to Unitholders per Weighted Average Unit
Outstanding:
            Basic......................................................$       .22        $      .45      $     .31       $   .30
                                                                       ===========        ==========      =========       =======
            Diluted....................................................$       .22        $      .45      $     .31       $   .30
                                                                       ===========        ==========      =========       =======

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


19.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following Pro Forma Condensed Statements of Operations for the years ended December 31, 1997 and 1996 are presented as if the acquisition of 491 properties between January 1, 1996 and December 31, 1997 had been acquired on either January 1, 1996 or the lease commencement date if the property was developed and as if the February 1996 Equity Offering, the October 1996 Equity Offering, the Series B Preferred Units, the Series C Preferred Units, the September 1997 Equity Offering, the October 1997 Equity Offering, the assumption of $66.5 million of secured debt, the issuance of the 2005 Notes, the issuance of the 2006 Notes and the issuance of the 2017 Notes had been completed on January 1, 1996.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS




                                                                          Year Ended
                                                                  ----------------------------
                                                                  December 31,    December 31,
                                                                      1997           1996
                                                                  ------------    -------------
Total Revenues.................................................       168,175     $    157,338
Property Expenses..............................................        49,553           46,783
General and Administrative Expense.............................         5,820            4,014
Interest Expense...............................................        37,375           23,114
Depreciation and Other Amortization............................           369           25,285
Amortization of Interest Rate Protection Agreements
 and Deferred Financing Costs..................................        27,122              196
                                                                  -----------     ------------
Income Before Disposition of Interest Rate Protection
 Agreements, Gain on Sales of Properties,
 Minority Interest and Extraordinary Item......................        47,936           57,946
Disposition of Interest Rate Protection Agreements.............         4,038              ---
Gain on Sales of Properties....................................           728            4,344
                                                                  -----------     ------------
Income Before Equity in Income of Other Real Estate
 Partnerships..................................................        52,702           62,290
Equity in Income of Other Real Estate Partnerships.............        31,668           21,667
                                                                  -----------     ------------
Income Before Preferred Distributions..........................        84,370           83,957
Preferred Distributions........................................       (13,066)         (13,066)
                                                                  -----------     ------------
Income Available to Unitholders................................   $    71,304     $     70,891
                                                                  ===========     ============
Income Available to Unitholders Per Weighted Average
 Unit - Basic..................................................   $      1.69     $       1.68
                                                                  ===========     ============
Income Available to Uniteholders Per Weighted Average
 Unit - Diluted................................................   $      1.68     $       1.68
                                                                  ===========     ============


                        OTHER REAL ESTATE PARTNERSHIPS
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                 PAGE
                                                                                                 ----
FINANCIAL STATEMENTS

    Report of Independent Accountants......................................................       F-27

    Combined  Balance Sheets of the Other Real Estate  Partnerships as of December 31,
    1997 and 1996..........................................................................       F-28

    Combined  Statements of Operations of the Other Real Estate Partnerships for the Years
    Ended December 31, 1997, 1996 and 1995.................................................       F-29

    Combined  Statements of Changes in Partners' Capital of the Other Real Estate
    Partnerships for the Years Ended December 31, 1997, 1996 and 1995......................       F-30

    Combined Statements of Cash Flows of the Other Real Estate Partnerships for the Years
    Ended December 31, 1997, 1996 and 1995.................................................       F-31

    Notes to Combined Financial Statements.................................................       F-32

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
the Other Real Estate Partnerships


         We have audited the combined financial statements of the Other Real Estate Partnerships as listed on page F-26 of this Form 10-K. These financial statements are the responsibility of the Other Real Estate Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Other Real Estate Partnerships as of December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.








                                                       COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 17, 1998

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           December 31,          December 31,
                                                                               1997                 1996
                                                                           ------------          ------------
                                      ASSETS
  Assets:
    Investment in Real Estate:
      Land.............................................................     $  114,329          $   97,965
      Buildings and Improvements.......................................        651,569             588,993
      Furniture, Fixtures and Equipment................................          1,385               1,662
      Construction in Progress........................................          25,947               8,389
      Less: Accumulated Depreciation...................................        (98,304)            (83,324)
                                                                            ----------          ----------
           Net Investment in Real Estate...............................        694,926             613,685

      Cash and Cash Equivalents........................................          3,972               3,314
      Restricted Cash..................................................        313,060              11,837
      Tenant Accounts Receivable, Net..................................          5,022               3,637
      Deferred Rent Receivable.........................................          7,560               7,010
      Interest Rate Protection Agreements, Net.........................            ---               6,653
      Deferred Financing Costs, Net....................................          1,787               6,302
      Prepaid Expenses and Other Assets, Net...........................         24,325               9,849
                                                                            ----------          ----------
           Total Assets................................................     $1,050,652          $  662,287
                                                                            ==========          ==========

                           LIABILITIES AND PARTNERS' CAPITAL
    Liabilities:
         Mortgage Loans Payable........................................     $   40,000          $  346,504
         Defeased Mortgage Loan Payable ...............................        300,000                 ---
         Accounts Payable and Accrued Expenses.........................         18,988               9,144
         Rents Received in Advance and Security Deposits...............          4,329               4,182
                                                                            ----------          ----------
           Total Liabilities...........................................        363,317             359,830
                                                                            ----------          ----------

      Commitments and Contingencies....................................            ---                 ---

      Partners' Capital                                                        687,335             302,457
                                                                            ----------          ----------
           Total Liabilities and Partners' Capital.....................     $1,050,652          $  662,287
                                                                            ==========          ==========




   The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                          Year Ended           Year Ended            Year Ended
                                                                          December 31,         December 31,          December 31,
                                                                             1997                 1996                  1995
                                                                         -------------        -------------          ------------
      Revenues:
         Rental Income.................................................   $   87,184             $  79,947            $   61,428
         Tenant Recoveries and Other Income............................       24,436                22,375                17,604
         Interest Income-Defeasance....................................       12,786                   --                    --
                                                                          ----------             ---------            ----------
                   Total Revenues......................................      124,406               102,322                79,032
                                                                          ----------             ---------            ----------

      Expenses:
         Real Estate Taxes.............................................       17,684                17,261                12,135
         Repairs and Maintenance.......................................        4,506                 4,337                 3,024
         Property Management...........................................        4,045                 3,558                 2,635
         Utilities.....................................................        3,078                 2,535                 1,825
         Insurance.....................................................          319                   605                   624
         Other.........................................................          937                   637                   581
         Interest......................................................       24,760                24,268                22,010
         Amortization of Interest Rate Protection Agreements and
            Deferred Financing Costs...................................        2,443                 3,090                 4,216
         Depreciation and Other Amortization...........................       23,310                21,737                17,177
                                                                          ----------             ---------            ----------
                    Total Expenses.....................................       81,082                78,028                64,227
                                                                          ----------             ---------            ----------

      Income Before Disposition of Interest Rate Protection
         Agreements, Gain on Sales of Real Estate and Extraordinary
         Loss..........................................................       43,324                24,294                14,805
      Loss on Disposition of Interest Rate Protection
         Agreements....................................................       (2,608)                  ---                (6,410)
      Gain on Sales of Real Estate.....................................        4,275                   ---                   ---
                                                                          ----------             ---------            ----------
      Income Before Extraordinary Loss.................................       44,991                24,294                 8,395
      Extraordinary Loss...............................................       (9,458)                  ---                   ---
                                                                          ----------             ---------            ----------
      Net Income.......................................................   $   35,533             $  24,294            $    8,395
                                                                          ==========             =========            ==========

   The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)



                                            Total
                                        --------------

Balance at December 31, 1994........       $ 210,906
    Contributions...................         100,468
    Distributions...................         (34,168)
    Net Income......................           8,395
                                        --------------
Balance at December 31, 1995........         285,601
                                        --------------
    Contributions...................          25,874
    Distributions...................         (33,312)
    Net Income......................          24,294
                                        --------------
Balance at December 31, 1996........         302,457
                                        --------------
    Contributions...................         419,104
    Distributions...................         (69,759)
    Net Income......................          35,533
                                        --------------
Balance at December 31, 1997........       $ 687,335
                                        ==============









   The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                           Year Ended          Year Ended           Year Ended
                                                                        December 31, 1997   December 31, 1996    December 31, 1995
                                                                        -----------------   -----------------    -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income......................................................... $       35,533      $          24,294    $           8,395

      Adjustments to Reconcile Net Income to Net Cash Provided
          by Operating Activities:
      Depreciation.....................................................         20,626                 19,427               15,232
      Amortization of Interest Rate Protection Agreements and
          Deferred Financing Costs.....................................          2,443                  3,090                4,216
      Other Amortization...............................................          2,684                  2,310                1,945
      Disposition of Interest Rate Protection Agreements...............          2,608                    ---                6,410
      Gain on Sales of Real Estate.....................................         (4,275)                   ---                  ---
      Extraordinary Loss...............................................          9,458                    ---                  ---
      Provision for Bad Debts..........................................             71                     65                  194
      Increase in Tenant Accounts Receivable and Prepaid
          Expenses and Other Assets....................................         (4,776)                (2,956)              (3,339)
      Increase in Deferred Rent Receivable.............................           (725)                   308                 (978)
      Increase in Accounts Payable and Accrued Expenses and
          Rents Received in Advance and Security Deposits..............          2,460                  2,424               (2,931)
      Organization Costs...............................................           (155)                   (37)                 (27)
      (Decrease) Increase in Restricted Cash...........................          2,035                 (4,275)                 546
                                                                        -----------------   -----------------    -----------------
                Net Cash Provided by Operating Activities..............         67,987                 44,650               29,663
                                                                        -----------------   -----------------    -----------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases and Additions to Investment in Real Estate.............       (113,228)               (35,697)             (19,341)
      Proceeds from Sales of Investment in Real Estate.................         17,574                    ---                  ---
      Funding of Mortgage Loans Receivable.............................        (13,958)                   ---                  ---
      Repayment of Mortgage Loans Receivable...........................            157                    ---                  ---
      Decrease in Restricted Cash......................................          2,742                  1,613                3,749
                                                                        -----------------   -----------------    -----------------
               Net Cash Used in Investing Activities...................       (106,713)               (34,084)             (15,592)
                                                                        -----------------   -----------------    -----------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Contributions....................................................        419,104                 25,556               47,915
      Distributions....................................................        (69,759)               (33,312)             (34,168)
      Repayments on Acquisition Facilities Payable.....................            ---                    ---              (81,450)
      Proceeds from Mortgage Loans Payable.............................            ---                    ---               46,850
      Repayments on Mortgage Loans Payable.............................         (6,504)                  (346)                 ---
      Increase in Restricted Cash .....................................       (306,000)                   ---                  ---
      Purchase of U.S. Government Securities...........................       (300,000)                   ---                  ---
      Proceeds from Maturity of U.S. Government Securities.............        300,000                    ---                  ---
      Purchase of Interest Rate Protection Agreements..................           (150)                   ---                  ---
      Proceeds from Sale of Interest Rate Protection...................          3,510                    ---                  ---
      Debt Issuance Costs..............................................           (817)                (1,030)                (289)
                                                                        -----------------   -----------------    -----------------
                Net Cash Provided by Financing Activities..............         39,384                 (9,132)             (21,142)
                                                                        -----------------   -----------------    -----------------
      Net Increase (Decrease) in Cash and Cash Equivalents.............            658                  1,434               (7,071)
      Cash and Cash Equivalents, Beginning of Period...................          3,314                  1,880                8,951
                                                                        -----------------   -----------------    -----------------
      Cash and Cash Equivalents, End of Period......................... $        3,972      $           3,314    $           1,880
                                                                        =================   =================    =================










   The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    ORGANIZATION AND FORMATION OF PARTNERSHIPS

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 86% ownership interest at December 31, 1997. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners own approximately a 14% aggregate ownership interest in the Operating Partnership at December 31, 1997.

         The Operating Partnership, among other things, owns a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. (together, the "Other Real Estate Partnerships"). On a combined basis, as of December 31, 1997, the Other Real Estate Partnerships owned 247 in-service properties containing an aggregate of approximately 22.1 million square (unaudited) feet of gross leasable area. Of the 247 properties owned by the Other Real Estate Partnerships at December 31, 1997, 193 are owned by the Financing Partnership, 19 are owned by the Securities Partnership, 23 are owned by the Mortgage Partnership, six are owned by the Pennsylvania Partnership, five are owned by the Harrisburg Partnership and one is owned by the Indianapolis Partnership.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Cumulative Preferred Stock.

         Profits, losses and distributions of the Other Real Estate Partnerships are allocated to the general partner and the limited partner in accordance with the provisions contained within the partnership agreements of the Other Real Estate Partnerships.


2.    BASIS OF PRESENTATION

         The Combined Balance Sheets as of December 31, 1997 and 1996 and the Combined Statements of Operations, Changes in Partners' Capital and Cash Flows for the years ended December 31, 1997, 1996 and 1995 reflect the operations, capital and cash flows of the Other Real Estate Partnerships on a combined basis.



3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents:
         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Investment in Real Estate and Depreciation:

         Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when the properties and businesses contributed by The Shidler Group and the properties and businesses contributed by three other contributing businesses' ownership interests were exchanged for units in the Operating Partnership (the "Units") on July 1, 1994 and purchase accounting has been used for all other properties that were acquired for Units.

         The Other Real Estate Partnerships review their properties on a quarterly basis for impairment and provide a provision if impairments are determined. First, to determine if impairment may exist, the Other Real Estate Partnerships review their properties and identify those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Other Real Estate Partnerships estimate the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                         Years
                                                         -----

         Buildings and Improvements..............      31.5 to 40
         Land Improvements.......................      15
         Furniture, Fixtures and Equipment.......      5 to 10

         Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized.

         When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

Deferred Financing Costs:

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $1,460 and $4,517 at December 31, 1997 and 1996, respectively. Unamortized deferred financing fees are written-off when debit is retired before the maturity date (see Note 8).

Revenue Recognition:

         Rental Income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Other Real Estate Partnerships.

         The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.        SUMMARY OF SIGNIFICANT ACCOUNT POLICIES, CONTINUED

are shown net of an allowance for doubtful accounts of $450 and $379 as of December 31, 1997 and December 31, 1996, respectively.

Income Taxes:

         In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss.

         The Other Real Estate Partnerships are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the statement of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments:

         The Other Real Estate Partnerships' financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable and interest rate protection agreements. The fair value of the short-term investments, tenant accounts receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 4 for the fair values of the mortgage loans payable and interest rate protection agreements.

Derivative Financial Instruments:

         The Other Real Estate Partnerships' interest rate protection agreements (the "Agreements") are used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan. Receipts or payments resulting from the Agreements are recognized as adjustments to interest expense. In the event that the Other Real Estate Partnerships terminate these Agreements, the Other Real Estate Partnerships would recognize a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Other Real Estate Partnerships' balance sheet. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Other Real Estate Partnerships' exposure is limited to the current value of the interest rate differential, not the notional amount, and the Other Real Estate Partnerships' carrying value of the Agreements on the balance sheet. The Agreements have been executed with creditworthy financial institutions. As such, the Other Real Estate Partnerships consider the risk of nonperformance to be remote.

Recent Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Other Real Estate Partnerships' to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Other Real Estate Partnerships have not yet determined its comprehensive income.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNT POLICIES, CONTINUED

the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Other Real Estate Partnerships have not yet determined the impact of this statement on its financial statements.

4.       MORTGAGE LOANS

         On June 30, 1994, the Other Real Estate Partnerships, through the Financing Partnership, entered into a $300,000 mortgage loan (the "1994 Mortgage Loan"). On April 4, 1997, the Other Real Estate Partnerships purchased U.S. Government securities as substitute collateral to execute a legal defeasance of a $300,000 mortgage loan (the "1994 Defeased Mortgage Loan") (See
Note 8). Upon the execution of the legal defeasance, 180 of the 195 properties collateralizing the 1994 Defeased Mortgage Loan were released leaving 15 properties and the U.S. Government securities as collateral. On January 2, 1998, the Other Real Estate Partnerships used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan. Due to the retirement of the 1994 Defeased Mortgage Loan, the remaining 15 properties were released on January 2, 1998. The 1994 Defeased Mortgage Loan provided for interest only payments at a floating interest rate of LIBOR plus 1.40% which such interest rate had been limited to 7.2% through the use of an interest rate protection agreement from June 30, 1994 through June 30, 1995. From July 1, 1995 through May 15, 1997, the 1994 Defeased Mortgage Loan's interest rate had been effectively fixed at the rate of 6.97% through the use of interest rate protection agreements. From May 16, 1997 through December 31, 1997, the 1994 Defeased Mortgage Loan's interest rate had been limited to 7.2% through the use of interest rate protection agreements.

         Under the terms of the 1994 Defeased Mortgage Loan, certain cash reserves were required to be and had been set aside for payment of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs as well as certain other cash reserves to pay off and retire the 1994 Defeased Mortgage Loan. The amount of cash reserves for payment of potential environmental costs was determined by the lender and was established at the closing of the 1994 Defeased Mortgage Loan. The amounts included in the cash reserves relating to payments of tenant improvements, capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximated the next periodic payment of such items. At December 31, 1997 and 1996, these reserves totaled $310,943 and $10,223, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1997. The maturity of these investments is one day, accordingly, cost approximates fair market value. On January 2, 1998, $300,000 of these cash reserves were used to pay down and retire the 1994 Defeased Mortgage Loan, $6,000 of these cash reserves were used to pay a prepayment fee on the 1994 Defeased Mortgage Loan and the remaining cash reserves were returned to the Financing Partnership.

         On December 29, 1995, the Other Real Estate Partnerships, through the Mortgage Partnership, entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In the first quarter of 1996, the Other Real Estate Partnerships made a paydown of $200 on the 1995 Mortgage Loan which decreased the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 23 properties held by the Other Real Estate Partnerships. The 1995 Mortgage Loan may be prepaid after January 11, 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payment of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1997 and 1996, these reserves totaled $2,117 and $1,614, respectively, and are included in Restricted Cash. Such cash reserves were

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.    MORTGAGE LOANS, CONTINUED

invested in a money market fund at December 31, 1997. The maturity of these investments is one day, accordingly, cost approximates fair market value.

         On December 14, 1995, the Other Real Estate Partnerships, through the Harrisburg Partnership, entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that was collateralized by first mortgage liens on three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bore interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Other Real Estate Partnership's option, and provided for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. On December 15, 1997, the Other Real Estate Partnerships paid off and retired the Harrisburg Mortgage Loan (see Note 8).

         The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:


                                OUTSTANDING  BALANCE AT          ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                              ----------------------------      -----------------------------   ----------------
                               DECEMBER 31,   DECEMBER 31,       DECEMBER 31,    DECEMBER 31,     DECEMBER 31,      MATURITY
                                  1997           1996               1997            1996             1997             DATE
                              ------------    ------------      ------------    -------------   ----------------    ---------
MORTGAGE LOANS PAYABLE
1994 Mortgage Loan...........  $      ---    $  300,000       $        ---      $     1,750          N/A               N/A
1995 Mortgage Loan...........      40,000        40,000                168              168        7.22%           1/11/26
Harrisburg Mortgage Loan.....         ---         6,504                ---               39          N/A               N/A
                               ----------    ----------      --------------     -----------
Total........................  $   40,000    $  346,504               $ 168      $    1,957
                               ==========    ==========      ==============     ===========

DEFEASED MORTGAGE LOAN
1994 Defeased Mortgage
Loan (formerly defined
as the 1994 Mortgage
Loan)........................  $  300,000    $      ---      $        1,831     $       ---        7.09%            1/2/98
                               ==========    ==========      ==============     ===========

      Fair Value:

         At December 31, 1996 the fair value of the Other Real Estate Partnerships' mortgage loans payable was not materially different from their carrying values and the fair value of the interest rate protection agreements was $4,536. At December 31, 1997, the fair value of the Other Real Estate Partnerships' mortgage loan payable and defeased mortgage loan payable was $340,807. The interest rate protection agreements expired on December 31, 1997, as a result, their fair value was $0.

         The following is a schedule of maturities of the mortgage loans for the next five years ending December 31, and thereafter:

                                                             Amount
                                                         ----------------
                                   1998                   $    300,435
                                   1999                            509
                                   2000                            547
                                   2001                            566
                                   2002                            608
                                   Thereafter                   37,335
                                                         -------------
                                   Total                  $    340,000
                                                         =============

         The above table presents the 1994 Defeased Mortgage Loan maturing in 1998 due to its prepayment on January 2, 1998.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

          In 1997, the Other Real Estate Partnerships acquired nine properties comprising approximately 1.8 million square feet (unaudited) of GLA for a total purchase price of approximately $45,292 and completed the development of ten properties and two expansions comprising approximately .6 million square feet (unaudited) of GLA at a cost of approximately $12,238.



6.   SALES OF REAL ESTATE

         In 1997, the Other Real Estate Partnerships sold seven in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $17,574. The gain on sales totaled approximately $4,275.



7.   DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

         In July 1995, the Financing Partnership sold an interest rate protection agreement for approximately $12,852. The loss on disposition of the interest rate protection agreement totaled approximately $6,410.

         In May 1997, the Financing Partnership sold interest rate protection agreements for approximately $3,510. The loss on disposition of the interest rate protection agreements totaled approximately $2,608.



8.   EXTRAORDINARY ITEMS

         In 1997, the Other Real Estate Partnerships terminated the Harrisburg Mortgage Loan before its contractual maturity date. Also, the Other Real Estate Partnerships entered into a commitment to pay down and retire the 1994 Defeased Mortgage Loan on January 2, 1998. As a result of the early retirement of the Harrisburg Mortgage Loan and the commitment for early retirement of the 1994 Defeased Mortgage Loan, the Other Real Estate Partnerships recorded an extraordinary loss of $9,458 comprised of prepayment fees, the write off of unamortized deferred financing fees, legal costs and other expenses.



9.    FUTURE RENTAL REVENUES


         The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1997 are approximately as follows:


                  1998                  $      90,741
                  1999                         77,903
                  2000                         61,524
                  2001                         43,447
                  2002                         31,127
                  Thereafter                   79,830
                                 --------------------
                        Total           $     384,572
                                 ====================


                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.   RELATED PARTY TRANSACTIONS

         The Other Real Estate Partnerships often obtain title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

11.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

      Supplemental disclosure of cash flow information:



                                      Year Ended        Year Ended          Year Ended
                                     December 31,      December 31,        December 31,
                                         1997              1996                1995
                                    ---------------   ----------------   -----------------
    Interest paid, net of
       capitalized interest.......... $    24,718         $    24,240       $       21,993
                                      ==============    ===============    ================
    Interest
    capitalized...................... $       ---         $       ---       $           58
                                      ==============    ===============    ================

Supplemental schedule of noncash investing and financing activities:
    Sale of interest rate
    protection agreement              $       ---         $       ---       $        8,472
    Purchase of interest rate
    protection agreements                     ---                 ---               (8,472)
                                      --------------    ---------------    ----------------
                                      $       ---         $       ---       $        ---
                                      ==============   ================    ================


     In conjunction with the property acquisitions, the following assets and liabilities were assumed:

Purchase of real estate, net          $       45,292      $       ---       $      131,897
Deferred rent receivable                         ---              318                  387
Restricted Cash                                  ---              ---                  388
Deferred financing costs                         ---              ---                  854
Other assets                                     ---              ---                  993
Accounts  Receivable                             ---              ---                ---
Accounts payable and accrued expenses           (350)             ---                 (513)
Mortgage loans                                   ---              ---                ---
Acquisition facilities payable                   ---              ---              (81,450)
Limited partnership interest                     ---             (318)             (52,556)

                                      --------------    ---------------    ---------------
Acquisition of Real Estate            $       44,942       $       ---       $        ---
                                      ==============    ===============    ===============




12.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Other Real Estate Partnerships are involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the combined financial position, operations or liquidity of the Other Real
Estate Partnerships.

         Eighteen properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' purchase price. The Other Real Estate Partnerships have no notice of any exercise of any tenant purchase option.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.      COMMITMENTS AND CONTINGENCIES, CONTINUED


         The Other Real Estate Partnerships have committed to the construction of eight development projects totaling approximately 2.0 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $72,699 (unaudited). These developments are expected to be funded with capital contributions from the Operating Partnership.


13.      SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 1998 through March 26, 1998,the Other Real Estate Partnerships purchased 17 industrial properties containing an aggregate of .7 million square feet (unaudited) of GLA for approximately $24,087, or $33.63 per square foot.

                             FIRST INDUSTRIAL, L.P.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                     COSTS
                                                                                                  CAPITALIZED
                                                                               (B)               SUBSEQUENT TO
                                        LOCATION           (A)             INITIAL COST           ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)     ENCUMBRANCES     LAND       BUILDINGS     OR COMPLETION
----------------                      ------------     ------------   ------     -----------    ---------------
ATLANTA
700 Westlake Parkway                   Atlanta, GA                          213        1,551               510
800 Westlake Parkway                   Atlanta, GA                          450        2,645               402
4050 Southmeadow Parkway               Atlanta, GA                          401        2,813               158
4051 Southmeadow Parkway               Atlanta, GA                          697        3,486               686
4071 Southmeadow Parkway               Atlanta, GA                          750        4,460               715
4081 Southmeadow Parkway               Atlanta, GA                        1,012        5,450               611
1875 Rockdale Industrial Blvd.         Conyers, GA                          386        2,264                30
370 Great Southwest Parkway (i)        Atlanta, GA                          527        2,984               214
955 Cobb Place                        Kennesaw, GA                          780        4,420               167
6105 Boatrock Blvd                     Atlanta, GA                           89          504                14
1640 Sands Place                      Marietta, GA                          162          920                35
3312 N. Berkeley Lake Road             Duluth, GA                         2,937       16,644               789
3495 Bankhead Highway (i)              Atlanta, GA                          983        5,568               184

CHICAGO
305-311 Era Drive                    Northbrook, IL                         200        1,154               144
700-714 Landwehr Road                Northbrook, IL                         357        2,052               207
4330 South Racine Avenue               Chicago, IL                          448        1,893               239
13040 S. Crawford Ave.                  Alsip, IL                         1,073        6,193                24
11241 Melrose Street                Franklin Park, IL                       332        1,931             1,072
7200 S Leamington                   Bedford Park, IL                        798        4,595               466
12301-12325 S Laramie Ave               Alsip, IL                           650        3,692               424
6300 W Howard Street                    Niles, IL                           743        4,208               343
301 Hintz                             Wheeling, IL                          160          905                71
301 Alice                             Wheeling, IL                          218        1,236                58
1001 Commerce Court                 Buffalo Grove, IL                       615        3,485                99
11939 S Central Avenue                  Alsip, IL                         1,208        6,843               140
405 East Shawmut                      La Grange, IL                         368        2,083               104
2201 Lunt                         Elk Grove Village, IL                     469        2,656             1,145
1010-50 Sesame Street                Bensenville, IL       (f)              979        5,546               171
5555 West 70th Place                Bedford Park, IL                        146          829                78
3200-3250 South St. Louis (i)          Chicago, IL                          110          625                47
3110-3130 South St. Louis              Chicago, IL                          115          650                53
7301 South Hamlin                      Chicago, IL                          149          846                55
3740 West 74th Street                  Chicago, IL                          190        1,075                50
7401 South Pulaski                     Chicago, IL                          664        3,763               450
3900 West 74th Street                  Chicago, IL                          137          778                40
7501 S. Pulaski                        Chicago, IL                          360        2,038                86
410 W 169th Street                  South Holland, IL                       462        2,618               124

CINCINNATI
9900-9970 Princeton-Glendale         Cincinnati, OH        (c)              545        3,088               750
2940 Highland Avenue                 Cincinnati, OH        (c)            1,717        9,730               706
4700-4750 Creek Road                  Blue Ash, OH         (c)            1,080        6,118               288
4860 Duff Drive                      Cincinnati, OH                          67          378                11
4866 Duff Drive                      Cincinnati, OH                          67          379                10
4884 Duff Drive                      Cincinnati, OH                         104          591                16
4890 Duff Drive                      Cincinnati, OH                         104          592                21
9636-9643 Interocean Drive           Cincinnati, OH                         123          695                28
7600 Empire Drive                     Florence, KY                          900        5,100               104

CLEVELAND
21510-21600 Alexander Road (j)         Oakwood, OH                          509        2,883               122
5405 & 5505 Valley Belt Road (i)    Independence, OH                        371        2,101               107
10145 Philipp Parkway                Streetsboro, OH                        334        1,891                55
4410 Hamann                          Willoughby, OH                         138          782                49
6675 Parkland Blvd                      Solon, OH                           548        3,103               172

COLUMBUS
6911 Americana Parkway                Columbus, OH                          314        1,777               122



                                                                   GROSS AMOUNTS CARRIED
                                                                AT CLOSE OF PERIOD 12/31/97  ACCUMULATED
                                                                       BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                                LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                                ----   ------------   -----    --------   ---------   -------------

ATLANTA
700 Westlake Parkway                   Atlanta, GA               223       2,051       2,274      227       1990           (m)
800 Westlake Parkway                   Atlanta, GA               479       3,018       3,497      285       1991           (m)
4050 Southmeadow Parkway               Atlanta, GA               425       2,947       3,372      276       1991           (m)
4051 Southmeadow Parkway               Atlanta, GA               726       4,143       4,869      399       1989           (m)
4071 Southmeadow Parkway               Atlanta, GA               828       5,097       5,925      479       1991           (m)
4081 Southmeadow Parkway               Atlanta, GA             1,157       5,916       7,073      542       1989           (m)
1875 Rockdale Industrial Blvd.         Conyers, GA               386       2,294       2,680      202       1966           (m)
370 Great Southwest Parkway (i)        Atlanta, GA               546       3,179       3,725       87       1986           (m)
955 Cobb Place                        Kennesaw, GA               804       4,563       5,367       38       1991           (m)
6105 Boatrock Blvd                     Atlanta, GA                91         516         607        1       1972           (m)
1640 Sands Place                      Marietta, GA               166         951       1,117        2       1977           (m)
3312 N. Berkeley Lake Road             Duluth, GA              3,047      17,323      20,370      822       1969           (m)
3495 Bankhead Highway (i)              Atlanta, GA             1,005       5,730       6,735      150       1986           (m)

CHICAGO
305-311 Era Drive                    Northbrook, IL              205       1,293       1,498      123       1978           (m)
700-714 Landwehr Road                Northbrook, IL              357       2,259       2,616      201       1978           (m)
4330 South Racine Avenue               Chicago, IL               468       2,112       2,580    1,206       1978           (m)
13040 S. Crawford Ave.                  Alsip, IL              1,073       6,217       7,290      517       1976           (m)
11241 Melrose Street                Franklin Park, IL            469       2,866       3,335      249       1969           (m)
7200 S Leamington                   Bedford Park, IL             818       5,041       5,859      249       1950           (m)
12301-12325 S Laramie Ave               Alsip, IL                659       4,107       4,766      208       1975           (m)
6300 W Howard Street                    Niles, IL                782       4,512       5,294      226    1956/1964         (m)
301 Hintz                             Wheeling, IL               167         969       1,136       48       1960           (m)
301 Alice                             Wheeling, IL               225       1,287       1,512       64       1965           (m)
1001 Commerce Court                 Buffalo Grove, IL            626       3,573       4,199       75       1989           (m)
11939 S Central Avenue                  Alsip, IL              1,224       6,967       8,191      115       1972           (m)
405 East Shawmut                      La Grange, IL              379       2,176       2,555       31       1965           (m)
2201 Lunt                         Elk Grove Village, IL          560       3,710       4,270       42       1963           (m)
1010-50 Sesame Street                Bensenville, IL       (f) 1,003       5,693       6,696       35       1976           (m)
5555 West 70th Place                Bedford Park, IL             157         896       1,053        6       1973           (m)
3200-3250 South St. Louis (i)          Chicago, IL               116         666         782        4       1968           (m)
3110-3130 South St. Louis              Chicago, IL               120         698         818        4       1968           (m)
7301 South Hamlin                      Chicago, IL               154         896       1,050        7     1975/86          (m)
3740 West 74th Street                  Chicago, IL               196       1,119       1,315        3     1975/86          (m)
7401 South Pulaski                     Chicago, IL               685       4,192       4,877       28     1975/86          (m)
3900 West 74th Street                  Chicago, IL               142         813         955        7     1975/86          (m)
7501 S. Pulaski                        Chicago, IL               371       2,113       2,484       11     1975/86          (m)
410 W 169th Street                  South Holland, IL            476       2,728       3,204      124       1974           (m)

CINCINNATI
9900-9970 Princeton-Glendale         Cincinnati, OH        (c)   566       3,817       4,383      167       1970           (m)
2940 Highland Avenue                 Cincinnati, OH        (c) 1,773      10,380      12,153      478    1969/1974         (m)
4700-4750 Creek Road                  Blue Ash, OH         (c) 1,109       6,377       7,486      290       1960           (m)
4860 Duff Drive                      Cincinnati, OH               68         388         456       11       1979           (m)
4866 Duff Drive                      Cincinnati, OH               68         388         456       10       1979           (m)
4884 Duff Drive                      Cincinnati, OH              106         605         711       16       1979           (m)
4890 Duff Drive                      Cincinnati, OH              107         610         717       17       1979           (m)
9636-9643 Interocean Drive           Cincinnati, OH              125         721         846       20       1983           (m)
7600 Empire Drive                     Florence, KY               915       5,189       6,104       43       1964           (m)

CLEVELAND
21510-21600 Alexander Road (j)         Oakwood, OH               526       2,988       3,514       25       1985           (m)
5405 & 5505 Valley Belt Road (i)    Independence, OH             385       2,194       2,579       18       1983           (m)
10145 Philipp Parkway                Streetsboro, OH             342       1,938       2,280       12       1994           (m)
4410 Hamann                          Willoughby, OH              145         824         969        5       1975           (m)
6675 Parkland Blvd                      Solon, OH                571       3,252       3,823      101       1991           (m)

COLUMBUS
6911 Americana Parkway                Columbus, OH               321       1,892       2,213       87       1980           (m)


                                                                                                          COSTS
                                                                                   (B)                 CAPITALIZED
                                        LOCATION              (A)               INITIAL COST          SUBSEQUENT TO
                                                                             ----------------------    ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------
3800 Lockbourne Industrial Parkway          Columbus, OH                       1,133        6,421          184
1819 North Walcutt Road                     Columbus, OH                         810        4,590          140
3800 Groveport Road                           Obetz, OH                        2,145       12,154          205
4300 Cemetery Road                          Hilliard, OH                       1,103        6,248           80

DALLAS
1275-1281 Roundtable Drive                   Dallas, TX                          148          839           37
2406-2416 Walnut Ridge                       Dallas, TX                          178        1,006           40
12750 Perimiter Drive                        Dallas, TX                          638        3,618          138
1324-1343 Roundtable Drive                   Dallas, TX                          178        1,006           41
1405-1409 Avenue II East                  Grand Prairie, TX                      118          671           29
2651-2677 Manana                             Dallas, TX                          266        1,510           59
2401-2419 Walnut Ridge                       Dallas, TX                          148          839           35
4248-4252 Simonton                        Farmers Ranch, TX                      888        5,032          209
900-906 Great Southwest Pkwy                Arlington, TX                        237        1,342           54
2179 Shiloh Road                             Garland, TX                         251        1,424           34
2159 Shiloh Road                             Garland, TX                         108          610           17
2701 Shiloh Road                             Garland, TX                         818        4,636          696
12784 Perimeter Drive (j)                    Dallas, TX                          350        1,986           66
3000 West Commerce                           Dallas, TX                          456        2,584           88
3030 Hansboro                                Dallas, TX                          266        1,510           74
5222 Cockrell Hill                           Dallas, TX                          296        1,677           68
405-407 113th                               Arlington, TX                        181        1,026           27
816 111th Street                            Arlington, TX                        251        1,421           49

DAYTON
6094-6104 Executive Blvd                  Huber Heights, OH                      181        1,025           75
6202-6220 Executive Blvd                  Huber Heights, OH                      268        1,521           96
6268-6294 Executive Blvd                  Huber Heights, OH                      255        1,444           97
5749-5753 Executive Blvd                  Huber Heights, OH                       50          282           46
2200-2224 Sandridge Road                     Moriane, OH                         218        1,233          103
6230-6266 Executive Blvd                  Huber Heights, OH                      271        1,534           99

DENVER
7100 North Broadway - 1                      Denver, CO                          201        1,141           13
7100 North Broadway - 2                      Denver, CO                          203        1,150           12
7100 North Broadway - 3                      Denver, CO                          139          787            8
7100 North Broadway - 5                      Denver, CO                          180        1,018           22
7100 North Broadway - 6                      Denver, CO                          269        1,526           17
10691 East Bethany Drive                     Aurora, CO                          186        1,054           12
20100 East 32nd Avenue Parkway               Aurora, CO                          333        1,888           73
15700-15820 West 6th Avenue                  Golden, Co                          333        1,887           31
12850-15884 West 6th Avenue                  Golden, Co                          201        1,139           13
5454 Washington                              Denver, CO                          154          873           13
5801 West 6th Avenue                        Lakewood, CO                          74          418            -
5805 West 6th Avenue                        Lakewood, CO                          97          549            -
5815 West 6th Avenue                        Lakewood, CO                          99          560            -
5825 West 6th Avenue                        Lakewood, CO                          99          559            -
5835 West 6th Avenue                        Lakewood, CO                          97          552            -
525 East 70th Street                         Denver, CO                           68          384            5
565 East 70th Street                         Denver, CO                          169          960           12
605 East 70th Street                         Denver, CO                          192        1,089           13
625 East 70th Street                         Denver, CO                          136          768            9
665 East 70th Street                         Denver, CO                          136          768            9
700 West 48th Street                         Denver, CO                          302        1,711           31
702 West 48th Street                         Denver, CO                          135          763           33
3370 North Peoria Street                     Aurora, CO                          163          924           10
3390 North Peoria Street                     Aurora, CO                          145          822            8
3508-3538 North Peoria Street                Aurora, CO                          260        1,472           29
3568 North Peoria Street                     Aurora, CO                          222        1,260           18
3350 North Peoria Street                     Aurora, CO                          215        1,216           12
4785 Elati                                   Denver, CO                          173          981           13
4770 Fox Street                              Denver, CO                          132          750           10
1550 W. Evans                                Denver, CO                          388        2,200           46
12401-41 East 37th Ave                       Denver, CO                          129          732           10
3751-71 Revere Street                        Denver, CO                          262        1,486           31
3871 Revere Street                           Denver, CO                          361        2,047           41
5454 Havana Street                           Denver, CO                          204        1,156           15
5500 Havana Street                           Denver, CO                          167          946           12
4570 Ivy Street                              Denver, CO                          219        1,239           11
5855 Stapleton Drive North                   Denver, CO                          288        1,630           15

                                                                   GROSS AMOUNTS CARRIED
                                                                AT CLOSE OF PERIOD 12/31/97
                                                                ---------------------------  ACCUMULATED
                                                                       BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                                LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                                ----   ------------   -----    --------   ---------   -------------


3800 Lockbourne Industrial Parkway                               1,155       6,583      7,738    214       1986           (m)
1819 North Walcutt Road                                            830       4,710      5,540     88       1973           (m)
3800 Groveport Road                                              2,166      12,338     14,504    405       1986           (m)
4300 Cemetery Road                                               1,160       6,271      7,431     13       1968           (m)


DALLAS
1275-1281 Roundtable Drive                                         154         870      1,024      2       1966           (m)
2406-2416 Walnut Ridge                                             184       1,040      1,224      2       1978           (m)
12750 Perimiter Drive                                              659       3,735      4,394      8       1979           (m)
1324-1343 Roundtable Drive                                         184       1,041      1,225      2       1972           (m)
1405-1409 Avenue II East                                           123         695        818      1       1969           (m)
2651-2677 Manana                                                   275       1,560      1,835      3       1966           (m)
2401-2419 Walnut Ridge                                             153         869      1,022      2       1978           (m)
4248-4252 Simonton                                                 919       5,210      6,129     11       1973           (m)
900-906 Great Southwest Pkwy                                       245       1,388      1,633      3       1972           (m)
2179 Shiloh Road                                                   256       1,453      1,709      3       1982           (m)
2159 Shiloh Road                                                   110         625        735      1       1982           (m)
2701 Shiloh Road                                                   923       5,227      6,150     11       1981           (m)
12784 Perimeter Drive (j)                                          360       2,042      2,402      4       1981           (m)
3000 West Commerce                                                 469       2,659      3,128      6       1980           (m)
3030 Hansboro                                                      276       1,574      1,850      3       1971           (m)
5222 Cockrell Hill                                                 306       1,735      2,041      4       1973           (m)
405-407 113th                                                      185       1,049      1,234      2       1969           (m)
816 111th Street                                                   258       1,463      1,721      3       1972           (m)

DAYTON
6094-6104 Executive Blvd                                           187       1,094      1,281     43       1975           (m)
6202-6220 Executive Blvd                                           275       1,610      1,885     63       1996           (m)
6268-6294 Executive Blvd                                           262       1,534      1,796     60       1989           (m)
5749-5753 Executive Blvd                                            53         325        378     12       1975           (m)
2200-2224 Sandridge Road                                           226       1,328      1,554     30       1983           (m)
6230-6266 Executive Blvd                                           281       1,623      1,904     55       1979           (m)

DENVER
7100 North Broadway - 1                                            203       1,152      1,355      7       1978           (m)
7100 North Broadway - 2                                            205       1,160      1,365      7       1978           (m)
7100 North Broadway - 3                                            140         794        934      5       1978           (m)
7100 North Broadway - 5                                            181       1,039      1,220      7       1978           (m)
7100 North Broadway - 6                                            272       1,540      1,812     10       1978           (m)
10691 East Bethany Drive                                           188       1,064      1,252      7       1979           (m)
20100 East 32nd Avenue Parkway                                     338       1,956      2,294     13       1997           (m)
15700-15820 West 6th Avenue                                        338       1,913      2,251     12       1978           (m)
12850-15884 West 6th Avenue                                        203       1,150      1,353      7       1978           (m)
5454 Washington                                                    156         884      1,040      5       1985           (m)
5801 West 6th Avenue                                                74         418        492      3       1980           (m)
5805 West 6th Avenue                                                97         549        646      3       1980           (m)
5815 West 6th Avenue                                                99         560        659      3       1980           (m)
5825 West 6th Avenue                                                99         559        658      3       1980           (m)
5835 West 6th Avenue                                                97         552        649      3       1980           (m)
525 East 70th Street                                                69         388        457      2       1985           (m)
565 East 70th Street                                               171         970      1,141      6       1985           (m)
605 East 70th Street                                               194       1,100      1,294      7       1985           (m)
625 East 70th Street                                               137         776        913      5       1985           (m)
665 East 70th Street                                               137         776        913      5       1985           (m)
700 West 48th Street                                               307       1,737      2,044     11       1984           (m)
702 West 48th Street                                               140         791        931      5       1984           (m)
3370 North Peoria Street                                           165         932      1,097      6       1978           (m)
3390 North Peoria Street                                           146         829        975      5       1978           (m)
3508-3538 North Peoria Street                                      263       1,498      1,761      9       1978           (m)
3568 North Peoria Street                                           224       1,276      1,500      8       1978           (m)
3350 North Peoria Street                                           216       1,227      1,443      8       1978           (m)
4785 Elati                                                         175         992      1,167      6       1972           (m)
4770 Fox Street                                                    134         758        892      5       1972           (m)
1550 W. Evans                                                      395       2,239      2,634     14       1975           (m)
12401-41 East 37th Ave                                             131         740        871      5       1980           (m)
3751-71 Revere Street                                              267       1,512      1,779      9       1980           (m)
3871 Revere Street                                                 367       2,082      2,449     13       1980           (m)
5454 Havana Street                                                 206       1,169      1,375      7       1980           (m)
5500 Havana Street                                                 169         956      1,125      6       1980           (m)
4570 Ivy Street                                                    220       1,249      1,469      8       1985           (m)
5855 Stapleton Drive North                                         290       1,643      1,933     10       1985           (m)

                                                                                                          COSTS
                                                                                                       CAPITALIZED
                                                                                   (B)                SUBSEQUENT TO
                                        LOCATION              (A)               INITIAL COST           ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------

5885 Stapleton Drive North                   Denver, CO                          376        2,129              35
5200-5280 North Broadway                     Denver, CO                          169          960              11
5977-5995 North Broadway                     Denver, CO                          268        1,518              28
2952-5978 North Broadway                     Denver, CO                          414        2,346              49
6400 North Broadway                          Denver, CO                          318        1,804              38
875 Parfer Street                           Lakewood, CO                         288        1,633              28
4721 Ironton Street                          Denver, CO                          232        1,313              27
833 Parfer Street                           Lakewood, CO                         196        1,112              17
11005 West 8th Avenue                       Lakewood, CO                         102          580               9
7100 North Broadway - 7                      Denver, CO                          215        1,221              11
7100 North Broadway - 8                      Denver, CO                           79          448               4
6804 East 48th Avenue                        Denver, CO                          253        1,435              18
15350 East Hindsdale Drive                   Denver, CO                          129          732               8
15353 East Hinsdale Drive                   Englewood, CO                         97          549               6
15373 East Hinsdale Drive                   Englewood, CO                         39          219               3
4611 East 46th Avenue                        Denver, CO                          129          732              11
East 47th Drive - A                          Denver, CO                          474        2,689             165
East 47th Drive - B                          Denver, CO                          405        2,296               7
Centenial Airport Business Pk.               Denver, CO                          640        3,629              98
9500 West 49th Street - A                  Wheatridge, CO                        432        2,448              14
9500 West 49th Street - B                  Wheatridge, CO                        235        1,330               8
9500 West 49th Street - C                  Wheatridge, CO                        602        3,409             226
9500 West 49th Street - D                  Wheatridge, CO                        271        1,537               9
8100 South Park Way - A                     Littleton, CO                        442        2,507              31
8100 South Park Way - B                     Littleton, CO                        103          582             130
8100 South Park Way - C                     Littleton, CO                        568        3,219              39
451-591 East 124th Avenue                   Littleton, CO                        386        2,188              34
14100 East Jewell                            Aurora, CO                          395        2,240              34
14190 East Jewell                            Aurora, CO                          199        1,126              11
608 Garrison Street                         Lakewood, CO                         265        1,501              12
610 Garrison Street                         Lakewood, CO                         264        1,494              11
1111 West Evans (A&C)                        Denver, CO                          233        1,321              14
1111 West Evans (B)                          Denver, CO                           30          169               2
15000 West 6th Avenue                        Golden, Co                          913        5,174              57
14998 West 6th Avenue Bldg E                 Golden, Co                          565        3,199              21
14998 West 6th Avenue Bldg F                Englewood, CO                        269        1,525              11
12503 East Euclid Drive                      Denver, CO                        1,219        6,905              65
6547 South Racine Circle                    Englewood, CO                        748        4,241              40
7800 East Iliff Avenue                       Denver, CO                          196        1,110               9
2369 South Trenton Way                       Denver, CO                          292        1,656              14
2370 South Trenton Way                       Denver, CO                          200        1,132               9
2422 South Trenton Way                       Denver, CO                          241        1,364              12
2452 South Trenton Way                       Denver, CO                          421        2,386              29
8122 South Park Lane - A                    Littleton, CO                        394        2,232              28
8122 South Park Lane - B                    Littleton, CO                        186        1,054               9
1600 South Abilene                           Aurora, CO                          465        2,633              30
1620 South Abilene                           Aurora, CO                          268        1,520              27
1640 South Abilene                           Aurora, CO                          368        2,085              20
13900 East Florida Ave                       Aurora, CO                          189        1,071               8
4301 South Federal Boulevard                Englewood, CO                        237        1,341              14
14401-14492 East 33rd Place                  Aurora, CO                          445        2,519             171
11701 East 53rd Avenue                       Denver, CO                          416        2,355              43
5401 Oswego Street                           Denver, CO                          273        1,547              28
2630 West 2nd Avenue                         Denver, CO                           53          299               3
2650 West 2nd Avenue                         Denver, CO                          221        1,252              14
14818 West 6th Avenue Bldg A                 Golden, Co                          494        2,799              47
14828 West 6th Avenue Bldg B                 Golden, Co                          519        2,942              20
2075 South Valentia                          Denver, CO                          131          743              10

DETROIT
21477 Bridge Street                        Southfield, MI                        244        1,386             219
32450 N Avis Drive                       Madison Heights, MI                     281        1,590              63
32200 N Avis Drive                       Madison Heights, MI                     408        2,311              94
32440-32442 Industrial Drive             Madison Heights, MI                     120          679              83
32450 Industrial Drive                   Madison Heights, MI                      65          369              36
11813 Hubbard                                Livonia, MI                         177        1,001              42
11844 Hubbard                                Livonia, MI                         189        1,069              72
11866 Hubbard                                Livonia, MI                         189        1,073              28
12050-12190 Hubbard (i)                      Livonia, MI                         425        2,410             275
38200 Plymouth Road                          Livonia, MI                       1,215            -           4,610
38220 Plymouth Road                          Livonia, MI                         756            -           2,487

                                              GROSS AMOUNTS CARRIED
                                           AT CLOSE OF PERIOD 12/31/97  ACCUMULATED
                                                  BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                           LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                           ----   ------------   -----    --------   ---------   -------------

5885 Stapleton Drive North                    380      2,160      2,540       13       1985           (m)
5200-5280 North Broadway                      171        969      1,140        6       1977           (m)
5977-5995 North Broadway                      272      1,542      1,814       10       1978           (m)
2952-5978 North Broadway                      421      2,388      2,809       15       1978           (m)
6400 North Broadway                           324      1,836      2,160       11       1982           (m)
875 Parfer Street                             292      1,657      1,949       10       1975           (m)
4721 Ironton Street                           236      1,336      1,572        8       1969           (m)
833 Parfer Street                             199      1,126      1,325        7       1974           (m)
11005 West 8th Avenue                         104        587        691        4       1974           (m)
7100 North Broadway - 7                       217      1,230      1,447        8       1985           (m)
7100 North Broadway - 8                        80        451        531        3       1985           (m)
6804 East 48th Avenue                         256      1,450      1,706        9       1973           (m)
15350 East Hindsdale Drive                    130        739        869        5       1987           (m)
15353 East Hinsdale Drive                      98        554        652        3       1987           (m)
15373 East Hinsdale Drive                      39        222        261        1       1987           (m)
4611 East 46th Avenue                         131        741        872        5       1974           (m)
East 47th Drive - A                           477      2,851      3,328        7       1997           (m)
East 47th Drive - B                           406      2,302      2,708        5       1997           (m)
Centenial Airport Business Pk.                646      3,721      4,367       24       1997           (m)
9500 West 49th Street - A                     434      2,460      2,894       15       1997           (m)
9500 West 49th Street - B                     236      1,337      1,573        8       1997           (m)
9500 West 49th Street - C                     605      3,632      4,237       28       1997           (m)
9500 West 49th Street - D                     273      1,544      1,817       10       1997           (m)
8100 South Park Way - A                       447      2,533      2,980       16       1997           (m)
8100 South Park Way - B                       103        712        815        6       1984           (m)
8100 South Park Way - C                       574      3,252      3,826       20       1984           (m)
451-591 East 124th Avenue                     391      2,217      2,608       14       1979           (m)
14100 East Jewell                             400      2,269      2,669       14       1980           (m)
14190 East Jewell                             200      1,136      1,336        7       1980           (m)
608 Garrison Street                           267      1,511      1,778       10       1984           (m)
610 Garrison Street                           265      1,504      1,769        9       1984           (m)
1111 West Evans (A&C)                         235      1,333      1,568        8       1986           (m)
1111 West Evans (B)                            30        171        201        1       1986           (m)
15000 West 6th Avenue                         920      5,224      6,144       33       1985           (m)
14998 West 6th Avenue Bldg E                  568      3,217      3,785       20       1995           (m)
14998 West 6th Avenue Bldg F                  271      1,534      1,805       10       1995           (m)
12503 East Euclid Drive                     1,228      6,961      8,189       43       1986           (m)
6547 South Racine Circle                      754      4,275      5,029       27       1996           (m)
7800 East Iliff Avenue                        197      1,118      1,315        7       1983           (m)
2369 South Trenton Way                        294      1,668      1,962       10       1983           (m)
2370 South Trenton Way                        201      1,140      1,341        7       1983           (m)
2422 South Trenton Way                        243      1,374      1,617        9       1983           (m)
2452 South Trenton Way                        425      2,411      2,836       15       1983           (m)
8122 South Park Lane - A                      398      2,256      2,654       14       1986           (m)
8122 South Park Lane - B                      187      1,062      1,249        7       1986           (m)
1600 South Abilene                            469      2,659      3,128       17       1986           (m)
1620 South Abilene                            270      1,545      1,815       10       1986           (m)
1640 South Abilene                            370      2,103      2,473       13       1986           (m)
13900 East Florida Ave                        190      1,078      1,268        7       1986           (m)
4301 South Federal Boulevard                  239      1,353      1,592        8       1997           (m)
14401-14492 East 33rd Place                   452      2,683      3,135       16       1979           (m)
11701 East 53rd Avenue                        422      2,392      2,814       15       1985           (m)
5401 Oswego Street                            277      1,571      1,848       10       1985           (m)
2630 West 2nd Avenue                           53        302        355        2       1970           (m)
2650 West 2nd Avenue                          223      1,264      1,487        8       1970           (m)
14818 West 6th Avenue Bldg A                  497      2,843      3,340       18       1985           (m)
14828 West 6th Avenue Bldg B                  522      2,959      3,481       18       1985           (m)
2075 South Valentia                           133        751        884        5       1981           (m)

DETROIT
21477 Bridge Street                           253      1,596      1,849      119       1986           (m)
32450 N Avis Drive                            286      1,648      1,934       78       1974           (m)
32200 N Avis Drive                            411      2,402      2,813      113       1973           (m)
32440-32442 Industrial Drive                  123        759        882       44       1979           (m)
32450 Industrial Drive                         66        404        470       19       1979           (m)
11813 Hubbard                                 180      1,040      1,220       50       1979           (m)
11844 Hubbard                                 191      1,139      1,330       85       1979           (m)
11866 Hubbard                                 191      1,099      1,290       52       1979           (m)
12050-12190 Hubbard (i)                       428      2,682      3,110      131       1981           (m)
38200 Plymouth Road                         1,268      4,557      5,825       93       1997           (m)
38220 Plymouth Road                           756      2,487      3,243        1       1988           (m)

                                                                                                          COSTS
                                                                                                       CAPITALIZED
                                                                                   (B)                SUBSEQUENT TO
                                        LOCATION              (A)               INITIAL COST           ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------

38300 Plymouth Road                      Livonia, MI                          729            -             3,268
12707 Eckles Road                       Plymouth, MI                          255        1,445               106
9300-9328 Harrison Rd                    Romulus, MI                          147          834               118
9330-9358 Harrison Rd                    Romulus, MI                           81          456                90
28420-28448 Highland Rd                  Romulus, MI                          143          809               122
28450-28478 Highland Rd                  Romulus, MI                           81          461               180
28421-28449 Highland Rd                  Romulus, MI                          109          617               186
28451-28479 Highland Rd                  Romulus, MI                          107          608                98
28825-28909 Highland Rd                  Romulus, MI                           70          395               112
28933-29017 Highland Rd                  Romulus, MI                          112          634               117
28824-28908 Highland Rd                  Romulus, MI                          134          760               189
28932-29016 Highland Rd                  Romulus, MI                          123          694                99
9710-9734 Harrison Rd                    Romulus, MI                          125          706               131
9740-9772 Harrison Rd                    Romulus, MI                          132          749               120
9840-9868 Harrison Rd                    Romulus, MI                          144          815               112
9800-9824 Harrison Rd                    Romulus, MI                          117          664                88
29265-29285 Airport Dr                   Romulus, MI                          140          794               163
29185-29225 Airport Dr                   Romulus, MI                          140          792               226
29149-29165 Airport Dr                   Romulus, MI                          216        1,225               233
29101-29115 Airport Dr                   Romulus, MI                          130          738               214
29031-29045 Airport Dr                   Romulus, MI                          124          704                96
29050-29062 Airport Dr                   Romulus, MI                          127          718                91
29120-29134 Airport Dr                   Romulus, MI                          161          912               150
29200-29214 Airport Dr                   Romulus, MI                          170          963               240
9301-9339 Middlebelt Rd                  Romulus, MI                          124          703               111
21405 Trolley Industrial Drive           Taylor, MI                           758        4,293               127
26980 Trolley Industrial Drive           Taylor, MI                           450        2,550                96

HOUSTON
2102-2314 Edwards Street                 Houston, TX                          348        1,973                72
4545 Eastpark Drive                      Houston, TX                          235        1,331                34
3351 Ranch St                            Houston, TX                          272        1,541                39
3851 Yale St                             Houston, TX                          413        2,343                72
3337-3347 Ranch Street                   Houston, TX                          227        1,287                37
8505 N Loop East                         Houston, TX                          439        2,489                67
4749-4799 Eastpark Dr                    Houston, TX                          594        3,368               108
4851 Homestead Road                      Houston, TX                          491        2,782                90
3365-3385 Ranch Street                   Houston, TX                          284        1,611                39
5050 Campbell Road                       Houston, TX                          461        2,610                62
4300 Pine Timbers                        Houston, TX                          489        2,769                70
10600 Hampstead                          Houston, TX                          105          597                26
2300 Fairway Park Dr                     Houston, TX                           86          488                23
7969 Blakenship                          Houston, TX                          174          987                32
8001 Kempwood                            Houston, TX                           98          558                21
7901 Blankenship                         Houston, TX                          136          772                27
2500-2530 Fairway Park Drive             Houston, TX                          766        4,342               170
6550 Longpointe                          Houston, TX                          362        2,050                54
1815 Turning Basin Dr                    Houston, TX                          487        2,761               291
1819 Turning Basin Dr                    Houston, TX                          231        1,308               134
4545 Mossford Dr                         Houston, TX                          237        1,342                55
1805 Turning Basin Drive                 Houston, TX                          564        3,197               342
7000 Empire Drive                        Houston, TX             (h)          450        2,552                23
9777 West Gulfbank Drive                 Houston, TX             (h)        1,217        6,899                60

INDIANAPOLIS
1445 Brookville Way                   Indianapolis, IN           (c)          459        2,603               266
1440 Brookville Way                   Indianapolis, IN           (c)          665        3,770               248
1240 Brookville Way                   Indianapolis, IN           (c)          247        1,402               190
1220 Brookville Way                   Indianapolis, IN           (c)          223           40                31
1345 Brookville Way                   Indianapolis, IN           (d)          586        3,321               268
1350 Brookville Way                   Indianapolis, IN           (c)          205        1,161                80
1315 Sadlier Circle E Dr              Indianapolis, IN           (d)           57          322                48
1341 Sadlier Circle E Dr              Indianapolis, IN           (d)          131          743                50
1322-1438 Sadlier Circle E Dr         Indianapolis, IN           (d)          145          822               104
1327-1441 Sadlier Circle E Dr         Indianapolis, IN           (d)          218        1,234               101
1304 Sadlier Circle E Dr              Indianapolis, IN           (d)           71          405                50
1402 Sadlier Circle E Dr              Indianapolis, IN           (d)          165          934                84
1504 Sadlier Circle E Dr              Indianapolis, IN           (d)          219        1,238                74
1311 Sadlier Circle E Dr              Indianapolis, IN           (d)           54          304                84
1365 Sadlier Circle E Dr              Indianapolis, IN           (d)          121          688                57
1352-1354 Sadlier Circle E Dr         Indianapolis, IN           (d)          178        1,008                88

                                                                   GROSS AMOUNTS CARRIED
                                                                AT CLOSE OF PERIOD 12/31/97  ACCUMULATED
                                                                       BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                                LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                                ----   ------------   -----    --------   ---------   -------------



38300 Plymouth Road                                               729      3,268       3,997      1       1997           (m)
12707 Eckles Road                                                 267      1,539       1,806     54       1990           (m)
9300-9328 Harrison Rd                                             154        945       1,099     26       1978           (m)
9330-9358 Harrison Rd                                              85        542         627     15       1978           (m)
28420-28448 Highland Rd                                           149        925       1,074     26       1979           (m)
28450-28478 Highland Rd                                            85        637         722     15       1979           (m)
28421-28449 Highland Rd                                           114        798         912     21       1980           (m)
28451-28479 Highland Rd                                           112        701         813     19       1980           (m)
28825-28909 Highland Rd                                            73        504         577     14       1981           (m)
28933-29017 Highland Rd                                           117        746         863     22       1982           (m)
28824-28908 Highland Rd                                           140        943       1,083     25       1982           (m)
28932-29016 Highland Rd                                           128        788         916     22       1982           (m)
9710-9734 Harrison Rd                                             130        832         962     27       1987           (m)
9740-9772 Harrison Rd                                             138        863       1,001     26       1987           (m)
9840-9868 Harrison Rd                                             150        921       1,071     27       1987           (m)
9800-9824 Harrison Rd                                             123        746         869     21       1987           (m)
29265-29285 Airport Dr                                            147        950       1,097     26       1983           (m)
29185-29225 Airport Dr                                            146      1,012       1,158     26       1983           (m)
29149-29165 Airport Dr                                            226      1,448       1,674     39       1984           (m)
29101-29115 Airport Dr                                            136        946       1,082     27       1985           (m)
29031-29045 Airport Dr                                            130        794         924     22       1985           (m)
29050-29062 Airport Dr                                            133        803         936     22       1986           (m)
29120-29134 Airport Dr                                            168      1,055       1,223     29       1986           (m)
29200-29214 Airport Dr                                            178      1,195       1,373     31       1985           (m)
9301-9339 Middlebelt Rd                                           130        808         938     23       1983           (m)
21405 Trolley Industrial Drive                                    774      4,404       5,178     91       1971           (m)
26980 Trolley Industrial Drive                                    463      2,633       3,096     22       1997           (m)

HOUSTON
2102-2314 Edwards Street                                          359      2,034       2,393      4       1961           (m)
4545 Eastpark Drive                                               240      1,360       1,600      3       1972           (m)
3351 Ranch St                                                     278      1,574       1,852      3       1970           (m)
3851 Yale St                                                      424      2,404       2,828      5       1971           (m)
3337-3347 Ranch Street                                            233      1,318       1,551      3       1970           (m)
8505 N Loop East                                                  449      2,546       2,995      5       1981           (m)
4749-4799 Eastpark Dr                                             611      3,459       4,070      7       1979           (m)
4851 Homestead Road                                               504      2,859       3,363      6       1973           (m)
3365-3385 Ranch Street                                            290      1,644       1,934      3       1970           (m)
5050 Campbell Road                                                470      2,663       3,133      6       1970           (m)
4300 Pine Timbers                                                 499      2,829       3,328      6       1980           (m)
10600 Hampstead                                                   109        619         728      1       1974           (m)
2300 Fairway Park Dr                                               90        507         597      1       1974           (m)
7969 Blakenship                                                   179      1,014       1,193      2       1972           (m)
8001 Kempwood                                                     102        575         677      1       1972           (m)
7901 Blankenship                                                  140        795         935      2       1972           (m)
2500-2530 Fairway Park Drive                                      792      4,486       5,278      9       1974           (m)
6550 Longpointe                                                   370      2,096       2,466      4       1980           (m)
1815 Turning Basin Dr                                             531      3,008       3,539      6       1980           (m)
1819 Turning Basin Dr                                             251      1,422       1,673      3       1980           (m)
4545 Mossford Dr                                                  245      1,389       1,634      3       1975           (m)
1805 Turning Basin Drive                                          616      3,487       4,103      7       1980           (m)
7000 Empire Drive                                                 454      2,571       3,025      5       1980           (m)
9777 West Gulfbank Drive                                        1,226      6,950       8,176     14       1980           (m)

INDIANAPOLIS
1445 Brookville Way                                               476      2,852       3,328    138       1989           (m)
1440 Brookville Way                                               685      3,998       4,683    181       1990           (m)
1240 Brookville Way                                               258      1,581       1,839     86       1990           (m)
1220 Brookville Way                                               226         68         294      3       1990           (m)
1345 Brookville Way                                               601      3,574       4,175    166       1992           (m)
1350 Brookville Way                                               211      1,235       1,446     56       1994           (m)
1315 Sadlier Circle E Dr                                           61        366         427     16    1970/1992         (m)
1341 Sadlier Circle E Dr                                          134        790         924     36    1971/1992         (m)
1322-1438 Sadlier Circle E Dr                                     152        919       1,071     44    1971/1992         (m)
1327-1441 Sadlier Circle E Dr                                     225      1,328       1,553     66       1992           (m)
1304 Sadlier Circle E Dr                                           75        451         526     22    1971/1992         (m)
1402 Sadlier Circle E Dr                                          171      1,012       1,183     46    1970/1992         (m)
1504 Sadlier Circle E Dr                                          226      1,305       1,531     59    1971/1992         (m)
1311 Sadlier Circle E Dr                                           57        385         442     26    1971/1992         (m)
1365 Sadlier Circle E Dr                                          126        740         866     33    1971/1992         (m)
1352-1354 Sadlier Circle E Dr                                     184      1,090       1,274     49    1970/1992         (m)

                                                                                                          COSTS
                                                                                                       CAPITALIZED
                                                                                   (B)                SUBSEQUENT TO
                                        LOCATION              (A)               INITIAL COST           ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------



1335 Sadlier Circle E Dr              Indianapolis, IN        (d)               81          460                49
1327 Sadlier Circle E Dr              Indianapolis, IN        (d)               52          295                25
1425 Sadlier Circle E Dr              Indianapolis, IN        (d)               21          117                24
1230 Brookville Way                   Indianapolis, IN        (c)              103          586                46
6951 E 30th St                        Indianapolis, IN                         256        1,449                93
6701 E 30th St                        Indianapolis, IN                          78          443                40
6737 E 30th St                        Indianapolis, IN                         385        2,181               143
1225 Brookville Way                   Indianapolis, IN                          60            -               396
6555 E 30th St                        Indianapolis, IN                         840        4,760               427
2432-2436 Shadeland                   Indianapolis, IN                         212        1,199               178
8402-8440 E 33rd St                   Indianapolis, IN                         222        1,260                55
8520-8630 E 33rd St                   Indianapolis, IN                         326        1,848               249
8710-8768 E 33rd St                   Indianapolis, IN                         175          993                37
3316-3346 N. Pagosa Court             Indianapolis, IN                         325        1,842               140
3331 Raton Court                      Indianapolis, IN                         138          802                40
6751 E 30th St                        Indianapolis, IN                         728        2,837               106

LONG ISLAND
1140 Motor Parkway                      Hauppauge, NY                        1,034        5,861               158
10 Edison Street                       Amityville, NY                          183        1,036                74
120 Secatogue Ave                      Farmingdale, NY                         375        2,123                65
100 Lauman Lane                        Hicksville, NY                          216        1,226                66
200 Finn Court                         Farmingdale, NY                         619        3,506               132
243 Dixon Avenue                       Amityville, NY                           93          527                44
717 Broadway Avenue                     Holbrook, NY                           790        4,474               135
725 Broadway Avenue                     Holbrook, NY                           643        3,644               118
270 Duffy Avenue                       Hicksville, NY                        1,305        7,393               156
280 Duffy Avenue                       Hicksville, NY                          478        2,707                47
575 Underhill Boulevard                  Syosset, NY                         2,714       15,382               302
5 Sidney Court                         Lindenhurst, NY                         148          840                63
7 Sidney Court                         Lindenhurst, NY                         172          975                46
450 Commack Road                        Deer Park, NY                          304        1,720                80
99 Layfayette Drive                      Syosset, NY                         1,607        9,106               221
65 East Bethpage Road                   Plainview, NY                          198        1,122                44
171 Milbar Boulevard                   Farmingdale, NY                         454        2,574                88
95 Horseblock Road                       Yaphank, NY                         1,313        7,439               227
151-171 East 2nd Street                Huntington, NY                          497        2,815                66
171-175 East 2nd Street                Huntington, NY                          493        2,792                80
35 Bloomingdale Road                   Hicksville, NY                          190        1,076                61
15-39 Tec Street                       Hicksville, NY                          164          930                54
100 Tec Street                         Hicksville, NY                          237        1,340                33
51-89 Tec Street                       Hicksville, NY                          207        1,171                38
502 Old Country Road                   Hicksville, NY                           95          536                20
80-98 Tec Street                       Hicksville, NY                          123          700                23
201-233 Park Avenue                    Hicksville, NY                          349        1,979                70
6851 Jericho Turnpike                    Syosset, NY                         1,570        8,896               231
One Fairchild Court                     Plainview, NY                          315        1,786                80
79 Express Street                       Plainview, NY                          417        2,363                69
92 Central Avenue                      Farmingdale, NY                         837        4,745               111
160 Engineer Drive                     Hicksville, NY                          148          836                45
260 Engineers Drive                    Hicksville, NY                          264        1,494                58
87-119 Engineers Dr (i)                Hicksville, NY                          181        1,023                57
950-970 South Broadway                 Hicksville, NY                          250        1,418               117
290 Duffy Avenue                       Hicksville, NY         (e)              383        2,171               258
185 Price Parkway                      Farmingdale, NY                         611        3,464                98
62 Alpha Plaza                         Hicksville, NY                          155          877                29
90 Alpha Plaza                         Hicksville, NY                          127          717                31
325 Duffy Avenue                       Hicksville, NY                          480        2,720                53
939 Motor Parkway                       Hauppauge, NY                          105          596                47
2070 5th Avenue                        Ronkonkoma, NY                          383        2,171                18
200 13th Avenue                        Ronkonkoma, NY                          313        1,776                18
100 13th Avenue                        Ronkonkoma, NY                          348        1,973                19
1 Comac Loop                           Ronkonkoma, NY                          348        1,973                19
80 13th Avenue                         Ronkonkoma, NY                          418        2,368                22
90 13th Avenue                         Ronkonkoma, NY                          383        2,171                24
33 Comac Loop                          Ronkonkoma, NY                          383        2,171                20
101-125 Comac Streer                   Ronkonkoma, NY                          905        5,131                43

MILWAUKEE
6523 N. Sydney Place                    Glendale, WI                           172          976               140
8800 W Bradley                          Milwaukee, WI                          375        2,125               130

                                                              GROSS AMOUNTS CARRIED
                                                           AT CLOSE OF PERIOD 12/31/97  ACCUMULATED
                                                                  BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                           LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                           ----   ------------   -----    --------   ---------   -------------


1335 Sadlier Circle E Dr                                    85         505          590       23    1971/1992         (m)
1327 Sadlier Circle E Dr                                    55         317          372       15    1971/1992         (m)
1425 Sadlier Circle E Dr                                    23         139          162        6    1971/1992         (m)
1230 Brookville Way                                        109         626          735       28       1995           (m)
6951 E 30th St                                             265       1,533        1,798       70       1995           (m)
6701 E 30th St                                              82         479          561       22       1995           (m)
6737 E 30th St                                             398       2,311        2,709      106       1995           (m)
1225 Brookville Way                                         68         388          456        5       1997           (m)
6555 E 30th St                                             484       5,543        6,027      209    1969/1981         (m)
2432-2436 Shadeland                                        230       1,359        1,589       50       1968           (m)
8402-8440 E 33rd St                                        230       1,307        1,537       41       1977           (m)
8520-8630 E 33rd St                                        336       2,087        2,423       75       1976           (m)
8710-8768 E 33rd St                                        187       1,018        1,205       33       1979           (m)
3316-3346 N. Pagosa Court                                  335       1,972        2,307       61       1977           (m)
3331 Raton Court                                           144         836          980       26       1979           (m)
6751 E 30th St                                             741       2,930        3,671       12       1997           (m)

LONG ISLAND
1140 Motor Parkway                                       1,051       6,002        7,053      149       1978           (m)
10 Edison Street                                           188       1,105        1,293       27       1971           (m)
120 Secatogue Ave                                          382       2,181        2,563       54       1957           (m)
100 Lauman Lane                                            222       1,286        1,508       32       1968           (m)
200 Finn Court                                             630       3,627        4,257       89       1965           (m)
243 Dixon Avenue                                            96         568          664       14       1978           (m)
717 Broadway Avenue                                        805       4,594        5,399      114       1967           (m)
725 Broadway Avenue                                        656       3,749        4,405       93       1967           (m)
270 Duffy Avenue                                         1,319       7,535        8,854      188       1956           (m)
280 Duffy Avenue                                           483       2,749        3,232       68       1956           (m)
575 Underhill Boulevard                                  2,741      15,657       18,398      383       1967           (m)
5 Sidney Court                                             152         899        1,051       22       1962           (m)
7 Sidney Court                                             176       1,017        1,193       25       1964           (m)
450 Commack Road                                           310       1,794        2,104       44       1964           (m)
99 Layfayette Drive                                      1,629       9,305       10,934      226       1964           (m)
65 East Bethpage Road                                      202       1,162        1,364       29       1960           (m)
171 Milbar Boulevard                                       461       2,655        3,116       66       1961           (m)
95 Horseblock Road                                       1,331       7,648        8,979      192       1971           (m)
151-171 East 2nd Street                                    503       2,875        3,378       71       1968           (m)
171-175 East 2nd Street                                    498       2,867        3,365       71       1969           (m)
35 Bloomingdale Road                                       194       1,133        1,327       30       1962           (m)
15-39 Tec Street                                           167         981        1,148       26       1965           (m)
100 Tec Street                                             240       1,370        1,610       34       1965           (m)
51-89 Tec Street                                           210       1,206        1,416       35       1965           (m)
502 Old Country Road                                        97         554          651       14       1965           (m)
80-98 Tec Street                                           126         720          846       18       1965           (m)
201-233 Park Avenue                                        354       2,044        2,398       50       1962           (m)
6851 Jericho Turnpike                                    1,586       9,111       10,697      240       1969           (m)
One Fairchild Court                                        322       1,859        2,181       47       1959           (m)
79 Express Street                                          425       2,424        2,849       60       1972           (m)
92 Central Avenue                                          846       4,847        5,693      120       1961           (m)
160 Engineer Drive                                         152         877        1,029       21       1966           (m)
260 Engineers Drive                                        270       1,546        1,816       38       1966           (m)
87-119 Engineers Dr (i)                                    185       1,076        1,261       27       1966           (m)
950-970 South Broadway                                     256       1,529        1,785       40       1966           (m)
290 Duffy Avenue                                           389       2,423        2,812       59       1974           (m)
185 Price Parkway                                          622       3,551        4,173       88       1969           (m)
62 Alpha Plaza                                             159         902        1,061        6       1968           (m)
90 Alpha Plaza                                             130         745          875        5       1969           (m)
325 Duffy Avenue                                           488       2,765        3,253        6       1970           (m)
939 Motor Parkway                                          112         636          748        1       1977           (m)
2070 5th Avenue                                            386       2,186        2,572        5       1975           (m)
200 13th Avenue                                            316       1,791        2,107        4       1979           (m)
100 13th Avenue                                            351       1,989        2,340        4       1979           (m)
1 Comac Loop                                               351       1,989        2,340        4       1980           (m)
80 13th Avenue                                             421       2,387        2,808        5       1983           (m)
90 13th Avenue                                             387       2,191        2,578        5       1982           (m)
33 Comac Loop                                              386       2,188        2,574        5       1983           (m)
101-125 Comac Streer                                       912       5,167        6,079       11       1985           (m)

MILWAUKEE
6523 N. Sydney Place                                       176       1,112        1,288       57       1978           (m)
8800 W Bradley                                             388       2,242        2,630       88       1982           (m)

                                                                                                          COSTS
                                                                                                       CAPITALIZED
                                                                                   (B)                SUBSEQUENT TO
                                        LOCATION              (A)               INITIAL COST           ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------

1435 North 113th St                         Wauwatosa, WI                        300        1,699            99
11217-43 W. Becher St                      West Allis, WI                        148          841            59
2152 S 114th Street                        West Allis, WI                        326        1,846            97
4560 N. 124th Street                        Wauwatosa, WI                        118          667            84
12221 W. Feerick Street                     Wauwatosa, WI                        210        1,190            81

MINNEAPOLIS
6701 Parkway Circle                      Brooklyn Center, MN                     350        2,131           344
6601 Shingle Creek Parkway               Brooklyn Center, MN                     411        2,813           495
10120 W 76th Street                       Eden Prairie, MN                       315        1,804            98
7615 Golden Triangle                      Eden Prairie, MN                       268        1,532           342
7625 Golden Triangle                      Eden Prairie, MN                       415        2,375           143
2605 Fernbrook Lane North                   Plymouth, MN                         443        2,533           315
12155 Nicollet Ave.                        Burnsville, MN                        286            -         1,678
9401 73rd Avenue North                    Brooklyn Park, MN                      504        2,856            73
1905 W Country Road C                       Roseville, MN                        402        2,278            65
2720 Arthur Street                          Roseville, MN                        824        4,671            77
10205 51st Avenue North                     Plymouth, MN                         180        1,020            69
4100 Peavey Road                             Chaska, MN                          399        2,261           124
11300 Hamshire Ave South                   Bloomington, MN                       527        2,985           223
375 Rivertown Drive                         Woodbury, MN                       1,083        6,135           676
5205 Highway 169                            Plymouth, MN                         446        2,525         2,157
6451-6595 Citywest Parkway                Eden Prairie, MN                       525        2,975           237
7100-7198 Shady Oak Rd (m)                Eden Prairie, MN                     1,118        6,333           485
1565 First Avenue NW                      New Brighton, MN                       485        2,750           173
7125 Northland Terrace                    Brooklyn Park, MN                      660        3,740            96
7102 Winnetka                             Brooklyn Park, MN                    1,334            -             -
6900 Shady Oak Road                       Eden Prairie, MN                       310        1,756           219
7550-7588 Washington Square               Eden Prairie, MN                       153          867            28
7500-7546 Washington Square               Eden Prairie, MN                       229        1,300            39
5240-5300 Valley Industrial Blvd S          Shakopee, MN                         362        2,049            92
6477-6525 City West Parkway               Eden Prairie, MN                       810        4,590            70

NASHVILLE
3099 Barry Drive                            Portland, TN                         418        2,368            52
3150 Barry Drive                            Portland, TN                         941        5,333           329
1650 Elm Hill Pike                          Nashville, TN                        329        1,867            39
1821 Air Lane Drive                         Nashville, TN                        151          858            12
1102 Appleton Drive                         Nashville, TN                        154          873             9
1920 Air Lane Drive                         Nashville, TN                        250        1,415            18
1931 Air Lane Drive                         Nashville, TN                        491        2,785            49
470 Metroplex Drive (i)                     Nashville, TN                        619        3,507            44
1150 Antiock Pike                           Nashville, TN                        667        3,748            45
5599 Highway 31 West                        Portland, TN                         564        3,196            64

NEW JERSEY
116 Lehigh Drive                            Fairfield, NJ                        851        4,823            98
60 Ethel Road West                         Piscataway, NJ                        252        1,426           126
70 Ethel Road West                         Piscataway, NJ                        431        2,443           143
105 Neptune Boulevard                        Neptune, NJ                         245        1,386            70
140 Hanover Avenue                           Hanover, NJ                         457        2,588           325
601-629 Montrose Avenue                 South Plainfield, NJ                     487        2,762           186
3 Marlen                                    Hamilton, NJ                          71          404            32
5 Marlen                                    Hamilton, NJ                         116          655            40
7 Marlen                                    Hamilton, NJ                         128          728            52
8 Marlen                                    Hamilton, NJ                         230        1,302            41
15 Marlen                                   Hamilton, NJ                          53          302            31
17 Marlen                                   Hamilton, NJ                         104          588            44
1 South Gold Drive                          Hamilton, NJ                         106          599            43
2 South Gold Drive                          Hamilton, NJ                         200        1,131            67
5 South Gold Drive                          Hamilton, NJ                         106          602            54
6 South Gold Drive                          Hamilton, NJ                          59          332            32
7 South Gold Drive                          Hamilton, NJ                          32          182            26
8 South Gold Drive                          Hamilton, NJ                         103          584            43
9 South Gold Drive                          Hamilton, NJ                          60          342            34
11 South Gold Drive                         Hamilton, NJ                         183        1,039            65
12 South Gold Drive                         Hamilton, NJ                          84          475            65
9 Princess Road                           Lawrenceville, NJ                      221        1,254            72
11 Princess Road                          Lawrenceville, NJ                      491        2,780           152
15 Princess Road                          Lawrenceville, NJ                      234        1,328           270

                                                              GROSS AMOUNTS CARRIED
                                                           AT CLOSE OF PERIOD 12/31/97  ACCUMULATED
                                                                  BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                           LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                           ----   ------------   -----    --------   ---------   -------------


1435 North 113th St                                          310      1,788       2,098       56       1993           (m)
11217-43 W. Becher St                                        155        893       1,048       13       1979           (m)
2152 S 114th Street                                          339      1,930       2,269       28       1980           (m)
4560 N. 124th Street                                         129        740         869       11       1976           (m)
12221 W. Feerick Street                                      221      1,260       1,481       16       1971           (m)

MINNEAPOLIS
6701 Parkway Circle                                          377      2,448       2,825      238       1987           (m)
6601 Shingle Creek Parkway                                   502      3,217       3,719      338       1985           (m)
10120 W 76th Street                                          318      1,899       2,217      136       1987           (m)
7615 Golden Triangle                                         268      1,874       2,142      265       1987           (m)
7625 Golden Triangle                                         415      2,518       2,933      223       1987           (m)
2605 Fernbrook Lane North                                    445      2,846       3,291      265       1987           (m)
12155 Nicollet Ave.                                          288      1,676       1,964       89       1995           (m)
9401 73rd Avenue North                                       512      2,921       3,433      128       1995           (m)
1905 W Country Road C                                        409      2,336       2,745      102       1993           (m)
2720 Arthur Street                                           832      4,740       5,572      206       1995           (m)
10205 51st Avenue North                                      187      1,082       1,269       49       1990           (m)
4100 Peavey Road                                             415      2,369       2,784       93       1988           (m)
11300 Hamshire Ave South                                     541      3,194       3,735      213       1983           (m)
375 Rivertown Drive                                        1,503      6,391       7,894      206       1996           (m)
5205 Highway 169                                             739      4,389       5,128      122       1960           (m)
6451-6595 Citywest Parkway                                   538      3,199       3,737      129       1984           (m)
7100-7198 Shady Oak Rd (m)                                 1,149      6,787       7,936      203       1982           (m)
1565 First Avenue NW                                         496      2,912       3,408       60       1978           (m)
7125 Northland Terrace                                       673      3,823       4,496       79       1996           (m)
7102 Winnetka                                              1,334          -       1,334        1       (o)
6900 Shady Oak Road                                          340      1,945       2,285       36       1980           (m)
7550-7588 Washington Square                                  157        891       1,048       24       1975           (m)
7500-7546 Washington Square                                  235      1,333       1,568       36       1975           (m)
5240-5300 Valley Industrial Blvd S                           371      2,132       2,503       58       1973           (m)
6477-6525 City West Parkway                                  820      4,650       5,470       29       1984           (m)

NASHVILLE
3099 Barry Drive                                             424      2,414       2,838       75       1995           (m)
3150 Barry Drive                                             987      5,616       6,603      175       1993           (m)
1650 Elm Hill Pike                                           333      1,902       2,235       12       1984           (m)
1821 Air Lane Drive                                          153        868       1,021        5       1984           (m)
1102 Appleton Drive                                          153        883       1,036        6       1984           (m)
1920 Air Lane Drive                                          252      1,431       1,683        9       1985           (m)
1931 Air Lane Drive                                          497      2,828       3,325       18       1984           (m)
470 Metroplex Drive (i)                                      625      3,545       4,170       22       1986           (m)
1150 Antiock Pike                                            669      3,791       4,460       24       1987           (m)
5599 Highway 31 West                                         571      3,253       3,824      101       1995           (m)

NEW JERSEY
116 Lehigh Drive                                             862      4,910       5,772      122       1986           (m)
60 Ethel Road West                                           264      1,540       1,804       19       1982           (m)
70 Ethel Road West                                           451      2,566       3,017       32       1979           (m)
105 Neptune Boulevard                                        255      1,446       1,701       18       1989           (m)
140 Hanover Avenue                                           475      2,895       3,370       37    1964/1988         (m)
601-629 Montrose Avenue                                      514      2,921       3,435       36       1974           (m)
3 Marlen                                                      74        433         507        1       1981           (m)
5 Marlen                                                     121        690         811        8       1981           (m)
7 Marlen                                                     135        773         908        9       1982           (m)
8 Marlen                                                     234      1,339       1,573        3       1982           (m)
15 Marlen                                                     57        329         386        4       1982           (m)
17 Marlen                                                    110        626         736        8       1981           (m)
1 South Gold Drive                                           112        636         748        8       1973           (m)
2 South Gold Drive                                           209      1,189       1,398       15       1974           (m)
5 South Gold Drive                                           113        649         762        8       1974           (m)
6 South Gold Drive                                            63        360         423        4       1975           (m)
7 South Gold Drive                                            36        204         240        2       1976           (m)
8 South Gold Drive                                           109        621         730        8       1977           (m)
9 South Gold Drive                                            65        371         436        4       1980           (m)
11 South Gold Drive                                          192      1,095       1,287       13       1979           (m)
12 South Gold Drive                                           89        535         624        6       1980           (m)
9 Princess Road                                              231      1,316       1,547       13       1985           (m)
11 Princess Road                                             510      2,913       3,423       31       1985           (m)
15 Princess Road                                             244      1,588       1,832       23       1986           (m)


                                                                                                          COSTS
                                                                                   (B)                 CAPITALIZED
                                        LOCATION              (A)               INITIAL COST          SUBSEQUENT TO
                                                                             ----------------------    ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------

17 Princess Road                          Lawrenceville, NJ                      342        1,936          105
220 Hanover Avenue                           Hanover, NJ                       1,361        7,715          410
244 Shefield Street                       Mountainside, NJ                       201        1,141           63
30 Troy Road                                 Hanover, NJ                         128          727           38
15 Leslie Court                              Hanover, NJ                         126          716           42
20 Leslie Court                              Hanover, NJ                          84          474           32
25 Leslie Court                              Hanover, NJ                         512        2,899          112
130 Algonquin Parkway                        Hanover, NJ                         157          888           46
150 Algonquin Parkway                        Hanover, NJ                          85          479           31
55 Locust Avenue                            Roseland, NJ                         535        3,034          171
31 West Forest Street (i)                   Englewood, NJ                        941        5,333          239
25 World's Fair Drive                       Franklin, NJ                         285        1,616           82
14 World's Fair Drive                       Franklin, NJ                         483        2,735          206
16 World's Fair Drive                       Franklin, NJ                         174          988           75
18 World's Fair Drive                       Franklin, NJ                         123          699           44
23 World's Fair Drive                       Franklin, NJ                         134          758           47
12 World's Fair Drive                       Franklin, NJ                         572        3,240          150
1 World's Fair Drive                        Franklin, NJ                         632        3,581          156
2 World's Fair Drive                        Franklin, NJ                         625        3,539          192
49 Napoleon Court                           Franklin, NJ                         230        1,306           49
50 Napoleon Court                           Franklin, NJ                         149          842           40
22 World's Fair Drive                       Franklin, NJ                         364        2,064           77
26 World's Fair Drive                       Franklin, NJ                         361        2,048          113
24 World's Fair Drive                       Franklin, NJ                         347        1,968          108
12 Wright Way                                Oakland, NJ                         410        2,321          107

NEW ORLEANS
520-524 Elmwood Park Blvd (i)               Jefferson, LA                        926        5,248          150
125 Mallard St                              St. Rose, LA             (g)         103          586           34
107 Mallard                                 St. Rose, LA             (g)         164          928           50
125 James Drive West                        St. Rose, LA             (g)         246        1,392           77
161 James Drive West                        St. Rose, LA                         298        1,687           41
150 James Drive East                        St. Rose, LA                         399        2,258           71
115 James Drive West                        St. Rose, LA             (g)         163          922           54
100 James Drive                             St. Rose, LA             (g)         430        2,435          138
143 Mallard St                              St. Rose, LA             (g)         143          812           50
160 James Drive East                        St. Rose, LA             (g)         102          580           38
190 James Drive East                        St. Rose, LA             (g)         205        1,160           65
120 Mallard St                              St. Rose, LA             (g)         348        1,971          114
110 James Drive West                        St. Rose, LA             (g)         143          812           46
150 Canvasback Dr                           St. Rose, LA                         165          937           31

PHOENIX
7340 South Kyrene Rd                          Tempe, AZ                        1,495        8,469           29
7350 S Kyrene Road                            Tempe, AZ                          818        4,634           24
7360 South Kyrene Rd                          Tempe, AZ                          508        2,876           21
7343 South Hardy Drive                        Tempe, AZ                        1,119        6,341           48

SALT LAKE
2255 South 300 West (k)                  Salt Lake City, UT                      618        3,504           27
512 Lawndale Drive (l)                   Salt Lake City, UT                    2,779       15,749          114

ST. LOUIS
2337 Centerline Drive                   Maryland Heights, MO                     216        1,242          111
6951 N Hanley (i)                           Hazelwood, MO                        405        2,295          562
4560 Anglum Road                            Hazelwood, MO                        150          849           86
2760 South 1st Street                       St. Louis, MO                        800            -        4,087

TAMPA
6614 Adamo Drive                              Tampa, FL                          177        1,005           20
202 Kelsey                                    Tampa, FL                          602        3,409           94
6202 Benjamin Road                            Tampa, FL                          203        1,151           37
6204 Benjamin Road                            Tampa, FL                          432        2,445          103
6206 Benjamin Road                            Tampa, FL                          397        2,251           80
6302 Benjamin Road                            Tampa, FL                          214        1,212           39
6304 Benjamin Road                            Tampa, FL                          201        1,138           36
6306 Benjamin Road                            Tampa, FL                          257        1,457           54
6308 Benjamin Road                            Tampa, FL                          345        1,958           70
5313 Johns Road                               Tampa, FL                          204        1,159           38
5602 Thompson Center Court                    Tampa, FL                          115          652           24
5411 Johns Road                               Tampa, FL                          230        1,304           41

                                                              GROSS AMOUNTS CARRIED
                                                           AT CLOSE OF PERIOD 12/31/97
                                                           ---------------------------  ACCUMULATED
                                                                  BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                           LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                           ----   ------------   -----    --------   ---------   -------------


17 Princess Road                                              353       2,030      2,383        23       1986           (m)
220 Hanover Avenue                                          1,419       8,067      9,486       100       1987           (m)
244 Shefield Street                                           210       1,195      1,405        15    1965/1986         (m)
30 Troy Road                                                  133         760        893         8       1972           (m)
15 Leslie Court                                               132         752        884         9       1971           (m)
20 Leslie Court                                                88         502        590         6       1974           (m)
25 Leslie Court                                               526       2,997      3,523        31       1975           (m)
130 Algonquin Parkway                                         163         928      1,091         9       1973           (m)
150 Algonquin Parkway                                          89         506        595         6       1973           (m)
55 Locust Avenue                                              559       3,181      3,740        39       1980           (m)
31 West Forest Street (i)                                     974       5,539      6,513        57       1978           (m)
25 World's Fair Drive                                         297       1,686      1,983        21       1986           (m)
14 World's Fair Drive                                         503       2,921      3,424        39       1980           (m)
16 World's Fair Drive                                         183       1,054      1,237        13       1981           (m)
18 World's Fair Drive                                         129         737        866         9       1982           (m)
23 World's Fair Drive                                         140         799        939        10       1982           (m)
12 World's Fair Drive                                         593       3,369      3,962        42       1981           (m)
1 World's Fair Drive                                          654       3,715      4,369        46       1983           (m)
2 World's Fair Drive                                          650       3,706      4,356        47       1982           (m)
49 Napoleon Court                                             238       1,347      1,585         3       1982           (m)
50 Napoleon Court                                             154         877      1,031         2       1982           (m)
22 World's Fair Drive                                         375       2,130      2,505         4       1983           (m)
26 World's Fair Drive                                         377       2,145      2,522        27       1984           (m)
24 World's Fair Drive                                         361       2,062      2,423        26       1984           (m)
12 Wright Way                                                 424       2,414      2,838        30       1981           (m)

NEW ORLEANS
520-524 Elmwood Park Blvd (i)                                 949       5,375      6,324        11       1986           (m)
125 Mallard St                                                109         614        723         1       1984           (m)
107 Mallard                                                   171         971      1,142         2       1985           (m)
125 James Drive West                                          257       1,458      1,715         3       1990           (m)
161 James Drive West                                          304       1,722      2,026         4       1986           (m)
150 James Drive East                                          409       2,319      2,728         5       1986           (m)
115 James Drive West                                          171         968      1,139         2       1986           (m)
100 James Drive                                               451       2,552      3,003         5       1980           (m)
143 Mallard St                                                151         854      1,005         2       1982           (m)
160 James Drive East                                          108         612        720         1       1981           (m)
190 James Drive East                                          215       1,215      1,430         3       1987           (m)
120 Mallard St                                                365       2,068      2,433         4       1981           (m)
110 James Drive West                                          150         851      1,001         2       1983           (m)
150 Canvasback Dr                                             170         963      1,133         2       1986           (m)

PHOENIX
7340 South Kyrene Rd                                        1,499       8,494      9,993        18       1996           (m)
7350 S Kyrene Road                                            821       4,655      5,476        10       1996           (m)
7360 South Kyrene Rd                                          511       2,894      3,405         6       1996           (m)
7343 South Hardy Drive                                      1,126       6,382      7,508        13       1997           (m)

SALT LAKE
2255 South 300 West (k)                                       622       3,527      4,149         7       1980           (m)
512 Lawndale Drive (l)                                      2,797      15,845     18,642        33       1981           (m)

ST. LOUIS
2337 Centerline Drive                                         216       1,353      1,569       124       1967           (m)
6951 N Hanley (i)                                             419       2,843      3,262        72       1965           (m)
4560 Anglum Road                                              161         924      1,085         8       1970           (m)
2760 South 1st Street                                         821       4,066      4,887         1       1997           (m)

TAMPA
6614 Adamo Drive                                              180       1,022      1,202         2       1967           (m)
202 Kelsey                                                    616       3,489      4,105         7       1989           (m)
6202 Benjamin Road                                            209       1,182      1,391         2       1981           (m)
6204 Benjamin Road                                            445       2,535      2,980         6       1982           (m)
6206 Benjamin Road                                            409       2,319      2,728         5       1983           (m)
6302 Benjamin Road                                            220       1,245      1,465         3       1983           (m)
6304 Benjamin Road                                            206       1,169      1,375         2       1984           (m)
6306 Benjamin Road                                            265       1,503      1,768         3       1984           (m)
6308 Benjamin Road                                            356       2,017      2,373         4       1984           (m)
5313 Johns Road                                               210       1,191      1,401         2       1991           (m)
5602 Thompson Center Court                                    119         672        791         1       1972           (m)
5411 Johns Road                                               236       1,339      1,575         3       1997           (m)


                                                                                                          COSTS
                                                                                   (B)                 CAPITALIZED
                                        LOCATION              (A)               INITIAL COST          SUBSEQUENT TO
                                                                             ----------------------    ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)        ENCUMBRANCES       LAND       BUILDINGS     OR COMPLETION
----------------                      ------------        ------------       ------     -----------   ---------------

5525 Johns Road                               Tampa, FL                               192        1,086                36
5607 Johns Road                               Tampa, FL                               102          579                23
5709 Johns Road                               Tampa, FL                               192        1,086                36
5711 Johns Road                               Tampa, FL                               243        1,376                64
4410 E Adamo Drive                            Tampa, FL                               523        2,962               129
4420 E Adamo Drive                            Tampa, FL                               127          718                34
4430 E Adamo Drive                            Tampa, FL                               333        1,885                87
4440 E Adamo Drive                            Tampa, FL                               348        1,975                91
4450 E Adamo Drive                            Tampa, FL                               253        1,436                73
5453 W Waters Avenue                          Tampa, FL                                71          402                20
5455 W Waters Avenue                          Tampa, FL                               307        1,742                78
5553 W Waters Avenue                          Tampa, FL                               307        1,742                76
5501 W Waters Avenue                          Tampa, FL                               154          871                48
5503 W Waters Avenue                          Tampa, FL                                71          402                20
5555 W Waters Avenue                          Tampa, FL                               213        1,206                47
5557 W Waters Avenue                          Tampa, FL                                59          335                18
5903 Johns Road                               Tampa, FL                                88          497                29
4107 N Himes Avenue                           Tampa, FL                               568        3,220               140

OTHER
931 Discovery Road                          Green Bay, WI                             121          685               117
11200 Industiplex Blvd                     Baton Rouge, LA                            463        2,624                83
11441 Indsutriplex Blvd                    Baton Rouge, LA                            331        1,874                60
11301 Industriplex Blvd                    Baton Rouge, LA                            265        1,499                50
6565 Exchequer Drive                       Baton Rouge, LA                            461        2,614                79
2675 Valley View Drive                     Shreveport, LA                             144            -             4,482
300 10th Street NW                           Clarion, IA                               35            -             2,058
9580 Interport Dr                          Shreveport, LA                             113          639                16

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                                         1,088            -             9,324

                                                                                ----------  -----------  ----------------


                                                                              $   173,055 $    942,448 $          81,346
                                                                                ==========  ===========  ================

                                                              GROSS AMOUNTS CARRIED
                                                           AT CLOSE OF PERIOD 12/31/97
                                                           ---------------------------  ACCUMULATED
                                                                  BUILDING AND         DEPRECIATION YEAR BUILT/  DEPRECIABLE
                                                           LAND   IMPROVEMENTS   TOTAL    12/31/97   RENOVATED   LIVES (YEARS)
                                                           ----   ------------   -----    --------   ---------   -------------


5525 Johns Road                     Tampa, FL                197       1,117        1,314        2       1993           (m)
5607 Johns Road                     Tampa, FL                106         598          704        1       1991           (m)
5709 Johns Road                     Tampa, FL                197       1,117        1,314        2       1990           (m)
5711 Johns Road                     Tampa, FL                252       1,431        1,683        3       1990           (m)
4410 E Adamo Drive                  Tampa, FL                542       3,072        3,614        6       1990           (m)
4420 E Adamo Drive                  Tampa, FL                132         747          879        2       1990           (m)
4430 E Adamo Drive                  Tampa, FL                346       1,959        2,305        4       1987           (m)
4440 E Adamo Drive                  Tampa, FL                362       2,052        2,414        4       1988           (m)
4450 E Adamo Drive                  Tampa, FL                264       1,498        1,762        3       1969           (m)
5453 W Waters Avenue                Tampa, FL                 74         419          493        1       1987           (m)
5455 W Waters Avenue                Tampa, FL                319       1,808        2,127        4       1987           (m)
5553 W Waters Avenue                Tampa, FL                319       1,806        2,125        4       1987           (m)
5501 W Waters Avenue                Tampa, FL                161         912        1,073        2       1990           (m)
5503 W Waters Avenue                Tampa, FL                 74         419          493        1       1990           (m)
5555 W Waters Avenue                Tampa, FL                220       1,246        1,466        3       1990           (m)
5557 W Waters Avenue                Tampa, FL                 62         350          412        1       1990           (m)
5903 Johns Road                     Tampa, FL                 92         522          614        1       1987           (m)
4107 N Himes Avenue                 Tampa, FL                589       3,339        3,928        7       1990           (m)

OTHER
931 Discovery Road                Green Bay, WI              138         785          923       11       1997           (m)
11200 Industiplex Blvd           Baton Rouge, LA             476       2,694        3,170        6       1986           (m)
11441 Indsutriplex Blvd          Baton Rouge, LA             340       1,925        2,265        4       1987           (m)
11301 Industriplex Blvd          Baton Rouge, LA             272       1,542        1,814        3       1985           (m)
6565 Exchequer Drive             Baton Rouge, LA             473       2,681        3,154        6       1986           (m)
2675 Valley View Drive           Shreveport, LA              276       4,350        4,626        1       1997           (m)
300 10th Street NW                 Clarion, IA               162       1,931        2,093        1       1997           (m)
9580 Interport Dr                Shreveport, LA              115         653          768        1       1989           (m)

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                7,545       2,867       10,412        -       (n)

                                                        --------  ----------   ---------- --------

                                                        $184,704  $1,012,145   $1,196,849 $ 22,319
                                                        ========  ==========   ========== ========


        NOTES:

        (a) See description of encumbrances in Note 4 to Notes to Consolidated Financial statements.

        (b) Initial cost for each respective property is total acquisition costs associated with its purchase.

        (c) These properties collateralize the CIGNA Loan.

        (d) These properties collateralize the Assumed Loans.

        (e) This property collateralizes the LB Mortgage Loan II.

        (f) This property collateralizes the Acquisition Mortgage Loan I.

        (g) These properties collateralize the Acquisition Mortgage Loan II.

        (h) These properties collateralize the Acquisition Mortgage Loan III.

        (i) Comprised of two properties.

        (j) Comprised of three properties.

        (k) Comprised of seven properties.

        (l) Comprised of 29 properties.

        (m) Depreciation is computed based upon the following estimated lives:

               Buildings, Improvements                         31.5 to 40 years
               Tenant Improvements, Leasehold Improvements     Life of lease
               Furniture, Fixtures and equipment               5 to 10 years

        (n) These properties represent vacant land, developments and redevelopments that haven't been placed in service.

        (o) Parking Lot

        (p) Excludes $4,211 of Construction in Progress


            At December 31, 1997, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $985.2 million.

                             FIRST INDUSTRIAL, L.P.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

The changes in total real estate assets for the three years ended December 31, 1997 are as follows:

                                                                 1997         1996         1995
                                                            -----------    ---------    ---------
Balance, Beginning of Year ..............................   $   353,781    $  96,392    $ 163,168
Transfer of Assets Between Contributing Businesses ......           ---          ---          ---
Transfer of Assets Between Other Real Estate Partnerships           ---          ---     (135,343)
Acquisition, Construction Costs and Improvements ........       862,103      269,279       68,567
Disposition of Assets ...................................       (14,824)     (11,890)         ---
                                                            -----------    ---------    ---------
Balance, End of Year ....................................   $ 1,201,060    $ 353,781    $  96,392
                                                            ===========    =========    =========

The changes in accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                                              1997        1996       1995
                                                            --------    -------    -------
Balance, Beginning of Year ..............................   $  8,133    $ 4,852    $ 4,112
Transfer of Assets Between Contributing Businesses ......        ---        ---        ---
Transfer of Assets Between Other Real Estate
  Partnerships...........................................        ---        ---     (3,352)
Depreciation for Year ...................................     14,660      5,115      4,092
Disposition of Assets ...................................       (474)    (1,834)       ---
                                                            --------    -------    -------
Balance, End of Year ....................................   $ 22,319    $ 8,133    $ 4,852
                                                            ========    =======    =======

                                  EXHIBIT INDEX


Exhibit No.    Description
      4.1      Indenture, dated as of May 13, 1997, between First Industrial,
               L.P. and First Trust National Association, as Trustee
               (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31,
               1997, as amended by Form 10-Q/A No. 1 of the Operating
               Partnership filed May 30, 1997, File No. 333-21873)
      4.2      Supplemental Indenture No. 1, dated as of May 13, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $150 million of 7.60% Notes due 2007 and
               $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Operating Partnership for
               the fiscal quarter ended March 31, 1997, as amended by Form
               10-Q/A No. 1 of the Operating Partnership filed May 30, 1997,
               File No. 333-21873)
      4.3      Supplemental Indenture No. 2, dated as of May 22, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $100 million of 7 3/8% Notes due 2011
               (incorporated by reference to Exhibit 4.4 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31,
               1997, File No. 333-21873)
      4.4      Supplemental Indenture No. 3 dated October 28, 1997 between First
               Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4 of
               Form 8-K of the Operating Partnership dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
      4.5      6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by
               reference to Exhibit 4.17 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.6      7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by
               reference to Exhibit 4.18 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.7      7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by
               reference to Exhibit 4.19 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.8      Trust Agreement, dated as of May 16, 1997, between First
               Industrial, L.P. and First Bank National Association, as Trustee
               (incorporated by reference to Exhibit 4.5 of the Form 10-Q of the
               Operating Partnership for the fiscal quarter ended March 31,
               1997, File No. 333-21873)
      4.9      Unsecured Revolving Credit Agreement (the "Unsecured Revolving
               Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc.
               and The First National Bank of Chicago, Union Bank of
               Switzerland, New York Branch and certain other banks
               (incorporated by reference to Exhibit 4.22 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December
               31, 1997, File No. 1-13102)
      4.11     Sixth Amended and Restated Limited Partnership Agreement of
               First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.12*    Form of Supplemental Indenture No. 4 between First Industrial,
               L.P. and First Trust National Association as Trustee
      4.13*    Form of Note with respect to Dealer remarketable securities
      4.14*    Form of Remarketing Agreement between First Industrial, L.P.
               and J.P. Morgan Securities Inc.
      12.1*    First Industrial, L.P. and Contributing Businesses Computation
               of Ratios of Earnings to fixed charges and preferred unit
               distributions (a)
      21.1     Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13102)
      23  *    Consent of Coopers & Lybrand L.L.P.
      27.1*    Financial Data Schedule of First Industrial, L.P.
      27.2*    Financial Data Schedule of the Other Real Estate Partnership
      99  *    Definitive Proxy Statement of First Industrial Realty Trust,
               Inc. with respect to its 1998 Annual Meeting of Stockholders

             * Filed herewith.