Form 10-K/A
period 1997-12-31
FIRST INDUSTRIAL LP
filed 1998-04-20
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-K/A


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

               ITEM 14(a)(3)       EXHIBITS


Exhibit No.    Description
      4.1      Indenture, dated as of May 13, 1997, between First Industrial,
               L.P. (the "Operating Partnership") and First Trust National
               Association, as Trustee (incorporated by reference to Exhibit
               4.2 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31,  1997, as amended by Form 10-Q/A No. 1 of the Operating Partnership filed May 30, 1997, File No.
               333-21873)
      4.2      Supplemental Indenture No. 1, dated as of May 13, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $150 million of 7.60% Notes due 2007 and
               $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Operating Partnership for
               the fiscal quarter ended March 31, 1997, as amended by Form
               10-Q/A No. 1 of the Operating Partnership filed May 30, 1997,
               File No. 333-21873)
      4.3      Supplemental Indenture No. 2, dated as of May 22, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $100 million of 7 3/8% Notes due 2011
               (incorporated by reference to Exhibit 4.4 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31,
               1997, File No. 333-21873)
      4.4      Supplemental Indenture No. 3 dated October 28, 1997 between First
               Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4 of
               Form 8-K of the Operating Partnership dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
      4.5      6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by
               reference to Exhibit 4.17 of the Annual Report on Form 10-K of
               First Industrial Realty Trust, Inc. (the "Company") for the
               fiscal year ended December 31, 1997, File No. 1-13102)
      4.6      7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by
               reference to Exhibit 4.18 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.7      7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by
               reference to Exhibit 4.19 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.8      Trust Agreement, dated as of May 16, 1997, between First
               Industrial, L.P. and First Bank National Association, as Trustee
               (incorporated by reference to Exhibit 4.5 of the Form 10-Q of the
               Operating Partnership for the fiscal quarter ended March 31,
               1997, File No. 333-21873)
      4.9      Unsecured Revolving Credit Agreement (the "Unsecured Revolving
               Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc.
               and The First National Bank of Chicago, Union Bank of
               Switzerland, New York Branch and certain other banks
               (incorporated by reference to Exhibit 4.22 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December
               31, 1997, File No. 1-13102)
      4.11     Sixth Amended and Restated Limited Partnership Agreement of
               First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997, File No.
               1-13102)
      4.12     Supplemental Indenture No. 4, dated as of March 26, 1998,
               between First Industrial, L.P. and First Trust National
               Association as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated April 7, 1998,
               File No. 333-21873)
      4.13     6.5% Note due 2011 with respect to Dealer remarketable securities
               (incorporated by reference to Exhibit 4.2 of Form 8-K of the
               Operating Partnership, dated April 7, 1998, File No. 333-21873)
      4.14     Remarketing Agreement, dated March 31, 1998, between First
               Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of the Operating
               Partnership, dated April 7, 1998, File No. 333-21873)
      12.1     First Industrial, L.P. and Contributing Businesses Computation
               of Ratios of Earnings to fixed charges and preferred unit
               distributions (a)
      21.1     Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13102)
      23       Consent of Coopers & Lybrand L.L.P.
      27.1     Financial Data Schedule of First Industrial, L.P.
      27.2     Financial Data Schedule of the Other Real Estate Partnership
      99       Definitive Proxy Statement of First Industrial Realty Trust,
               Inc. with respect to its 1998 Annual Meeting of Stockholders
               (incorporated by reference to the Company's Schedule 14A definitive proxy statement filed April 9, 1998, File No.
               1-13102).

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


                           FIRST INDUSTRIAL, L.P.

                           By:  FIRST INDUSTRIAL REALTY TRUST, INC.,
                                as general partner


Date:  April 20, 1998      By:          /s/ Michael J. Havala
                                 ----------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)