Form 10-Q
period 1998-03-31
FIRST INDUSTRIAL LP
filed 1998-05-15
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
/  /  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


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

                             FIRST INDUSTRIAL, L.P.
                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1998

                                     INDEX


                                                                                        PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements




Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997................   2

Consolidated Statements of Operations for the Three Months Ended March 31
      1998  and March 31, 1997...........................................................3

Consolidated Statements of Cash Flows for the Three Months Ended March 31,
      1998  and March 31, 1997...........................................................4

Notes to Consolidated Financial Statements...............................................5-14

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................15-19


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................20
   Item 2.  Changes in Securities........................................................20
   Item 3.  Defaults Upon Senior Securities..............................................20
   Item 4.  Submission of Matters to a Vote of Security Holders..........................20
   Item 5.  Other Information............................................................20
   Item 6.  Exhibits and Reports on Form 8-K and Form 8-K/A..............................20-21


SIGNATURE................................................................................22


EXHIBIT INDEX............................................................................23

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
     (UNAUDITED)




                                                           March 31,           December 31,
                                                             1998                 1997
                                                        ----------------   ------------------
                                        ASSETS
Assets:
Investment in Real Estate:
Land.................................................   $    272,479              $  184,704
Buildings and Improvements...........................      1,499,254               1,012,145
Furniture, Fixtures and Equipment....................          1,328                   ---
Construction in Progress.............................         33,282                   4,211
Less: Accumulated Depreciation.......................       (108,214)                (22,319)
                                                        ----------------   ------------------
    Net Investment in Real Estate....................      1,698,129               1,178,741

Investment in Other Real Estate Partnerships.........        302,162                 643,621
Cash and Cash Equivalents............................          3,029                   4,995
Tenant Accounts Receivable, Net......................          8,339                   2,944
Deferred Rent Receivable.............................          8,220                   2,584
Deferred Financing Costs, Net........................          7,845                   6,808
Prepaid Expenses and Other Assets, Net...............         42,327                  30,490
                                                        ----------------   ------------------
Total Assets.........................................    $ 2,070,051              $1,870,183
                                                        ================   ==================

                              LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans Payable..............................    $   60,835               $   61,198
 Senior Unsecured Debt...............................       748,763                  648,994
 Acquisition Facility Payable........................        17,800                  129,400
 Accounts Payable and Accrued Expenses...............        46,759                   32,629
 Rents Received in Advance and Security Deposits.....        14,898                    9,775
 Distributions Payable...............................        22,709                   22,010
    Total Liabilities................................       911,764                  904,006
                                                        ----------------   ------------------
Commitments and Contingencies........................         ---                     ---

Partners' Capital:
 General Partner Preferred Units.....................       336,990                  144,290
 General Partner Units...............................       674,639                  674,191
 Limited Partners Units..............................       146,658                  147,696
      Total Partners' Capital........................     1,158,287                  966,177
                                                        ----------------   ------------------
      Total Liabilities and Partners' Capital........  $  2,070,051               $1,870,183
                                                        ================   ==================


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)





                                                                          Three Months           Three Months
                                                                             Ended                  Ended
                                                                         March 31, 1998         March 31, 1997
                                                                     ----------------------  --------------------
Revenues:
 Rental Income................................................        $         51,334        $      14,690
 Tenant Recoveries and Other Income...........................                  11,744                4,209
                                                                     ----------------------  --------------------
   Total Revenues.............................................                  63,078               18,899
                                                                     ----------------------  --------------------

Expenses:
 Real Estate Taxes............................................                 10,808                 3,188
 Repairs and Maintenance......................................                  2,979                 1,084
 Property Management..........................................                  2,485                   841
 Utilities....................................................                  1,944                   637
 Insurance....................................................                    179                    48
 Other........................................................                    852                   288
 General and Administrative...................................                  2,619                 1,257
 Interest.....................................................                 14,069                 2,349
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs....................................                    161                  (179)
 Depreciation and Other Amortization..........................                 11,617                 3,000
                                                                     ----------------------  --------------------
   Total Expenses.............................................                 47,713                12,513
                                                                     ----------------------  --------------------
Income Before Gain on Sales of Real Estate and Equity in Income
  of Other Real Estate Partnerships...........................                 15,365                 6,386
Gain on Sales of Real Estate..................................                     43                   ---
                                                                     ----------------------  --------------------
Income Before Equity in Income of Other Real Estate
  Partnerships................................................                 15,408                 6,386
Equity in Income of Other Real Estate Partnerships............                  8,757                 5,834
                                                                     ----------------------  --------------------
Net Income....................................................                 24,165                12,220
Less: Preferred Unit Distributions............................                 (4,998)                ---
                                                                     ----------------------  --------------------
Net income Available to Unitholders...........................         $       19,167               $12,220
                                                                     ----------------------  --------------------
Net Income Available to Unitholders per Weighted Average
  Unit Outstanding
   Basic......................................................         $          .45              $    .37
                                                                     ----------------------  --------------------
   Diluted....................................................         $          .45              $    .36
                                                                     ----------------------  --------------------




    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)





                                                                     Three Months Ended            Three  Months Ended
                                                                       March 31, 1998                March 31, 1997
                                                                     --------------------          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income........................................................    $    24,165                        $ 12,220
 Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
 Depreciation.....................................................         10,642                           2,734
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs........................................            161                            (179)
 Other Amortization...............................................          1,228                             266
 Gain on Sales of Real Estate.....................................            (43)                            ---
 Equity in Income of Other Real Estate Partnerships...............         (8,757)                         (5,834)
 Provision for Bad Debts..........................................           ---                               79
 Increase in Tenant Accounts Receivable and Prepaid
  Expenses and Other  Assets......................................         (6,412)                         (7,869)
 Increase in Deferred Rent Receivable.............................           (956)                           (175)
 Increase in Accounts Payable and Accrued Expenses and
  Rents Received in Advance and Security Deposits.................          8,366                             530
 Increase in Organization Costs...................................           ---                               (4)
                                                                     --------------------          --------------------
  Net Cash Provided by Operating Activities.......................         28,394                           1,768
                                                                     --------------------          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate.............       (147,445)                       (114,964)
 Contributions to Investment in Other Real Estate
  Partnerships....................................................        (43,175)                        (13,727)
 Distributions from Investment in Other Real Estate
  Partnerships....................................................          5,744                           4,654
 Proceeds from Sales of Investment in Real Estate.................          1,798                            ---
 Repayment of Mortgage Loans Receivable...........................             16                            ---
                                                                     --------------------          --------------------
  Net Cash Used in Investing Activities...........................       (183,062)                       (124,037)
                                                                     --------------------          --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Unit Contributions...............................................           ---                              137
 Unit Distributions...............................................        (22,004)                        (16,281)
 Preferred Unit Contributions.....................................        192,700                            ---
 Preferred Unit Distributions.....................................         (4,784)                           ---
 Repayments on Mortgage Loans Payable.............................           (363)                           (198)
 Repayment of Promissory Notes Payable............................            ---                          (9,919)
 Proceeds from Senior Unsecured Debt..............................         99,753                            ---
 Other Proceeds from Senior Unsecured Debt........................          2,760                            ---
 Other Costs of Senior Unsecured Debt.............................         (2,565)
 Proceeds from Acquisition Facilities Payable.....................        164,900                         143,700
 Repayments on Acquisition Facilities Payable.....................       (276,500)                           ---
 Book Overdraft ..................................................           ---                              733
 Debt Issuance Costs..............................................         (1,195)                           (198)
                                                                     --------------------          --------------------
  Net Cash Provided by Financing Activities.......................        152,702                         117,974
                                                                     --------------------          --------------------
 Net Decrease in Cash and Cash Equivalents........................         (1,966)                        (4,295)
 Cash and Cash Equivalents, Beginning of Period...................          4,995                          4,295
                                                                     --------------------          --------------------
 Cash and Cash Equivalents, End of Period.........................       $  3,029                      $    ---
                                                                     ====================          ====================

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 86% ownership interest at March 31, 1998. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 14% aggregate ownership interest at March 31, 1998.

     The Operating Partnership owns 100% of FR Development Services, L.L.C, a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. ("FIDS, L.P.") (together, the "Other Real Estate Partnerships"). The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of March 31, 1998, the Operating Partnership directly owned 746 in-service properties containing an aggregate of approximately 50.8 million square feet of gross leasable area ("GLA"). On a combined basis, as of March 31, 1998, the Other Real Estate Partnerships owned 88 in-service properties containing an aggregate of approximately 10.2 million square feet of GLA. Of the 88 properties owned by the Other Real Estate Partnerships at March 31, 1998, 16 are owned by the Financing Partnership, 19 are owned by the Securities Partnership, 23 are owned by the Mortgage Partnership, 21 are owned by the Pennsylvania Partnership, five are owned by the Harrisburg Partnership, three are owned by the Indianapolis Partnership and one is owned by FIDS, L.P.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 1997 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1997 audited financial statements included in the Operating Partnership's 1997 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Operating Partnership as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

Tenant Accounts Receivable, net:

     The Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,000 as of March 31, 1998 and December 31, 1997.

Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Operating Partnership's net income available to its unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Operating Partnership has not yet determined the impact of this statement on its financial statements.

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Operating Partnership capitalized internal costs of preacquisition activities incurred in

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

connection with the acquisition of operating properties. The Operating Partnership estimates that the adoption of EITF 97-11 will result in an increase of approximately $2,500 to $3,000 in the amount of general and administrative expense reflected in the Operating Partnership's consolidated statement of operations in 1998, assuming an increase in the amount of acquisition support activity the Operating Partnership outsources relative to such activity the Operating Partnership continues to perform internally.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Operating Partnership expects to report a cumulative effect of a change in accounting principle in the amount of approximately $885 to reflect the write-off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet.

Reclassification:

     Certain 1997 items have been reclassified to conform to the 1998 presentation.

3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

     The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these financial statements.

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:





                                                          March 31, 1998         December 31, 1997
                                                     ------------------------   --------------------
                     ASSETS
Assets:
 Investment in Real Estate, Net....................     $         343,157        $      694,926
 Other ............................................                47,126               355,726
                                                     ------------------------   --------------------
  Total ...........................................     $         390,283        $    1,050,652
                                                     =========================  ====================

        LIABILITIES AND  PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans  ..................................     $          39,886        $       40,000
 Defeased Mortgage Loan Payable....................                   ---               300,000
 Other Liabilities.................................                 4,480                23,317
                                                     ------------------------   --------------------
 Total Liabilities................................                44,366               363,317
                                                     ------------------------   --------------------
 Partners' Capital.................................               345,917               687,335
                                                     ------------------------   --------------------
  Total Liabilities and Partners' Capital..........     $         390,283        $    1,050,652
                                                     ========================   ====================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)



3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

Condensed Combined Statements of Operations




                                                                             Three Months Ended
                                                                ---------------------------------------------
                                                                   March 31, 1998            March 31, 1997
                                                                ----------------------  ---------------------
Total Revenues.............................................     $         13,123            $      27,240
Property Expenses..........................................               (2,805)                  (7,994)
Interest Expense...........................................                 (692)                  (5,981)
Amortization of Interest Rate Protection Agreements and
 Deferred Financing Costs..................................                  (17)                    (776)
Depreciation and Other Amortization........................               (2,100)                  (5,617)
Gain on Sales of Properties................................                2,317                      ---
                                                                ----------------------   ---------------------
Net Income.................................................     $          9,826            $       6,872
                                                                ======================   =====================

     On January 2, 1998, the Financing Partnership distributed 173 properties with a net book value of $387,647 to the Operating Partnership.


4.     MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE

     On March 31, 1998, the Operating Partnership issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:

                                                OUTSTANDING BALANCE AT       ACCRUED INTEREST PAYABLE AT      INTEREST RATE AT
                                        ---------------------------------    ----------------------------   ---------------------
                                             March 31,       December 31,     March 31,       December 31,   March 31,  Maturity
                                               1998             1998            1998             1998          1998       Date
                                        ----------------    -------------    ------------   --------------  ----------  ---------
MORTGAGE LOANS PAYABLE
CIGNA Loan...........................       $ 35,669            $ 35,813      $   ---           $ ---         7.500%     4/01/03
Assumed Loans........................          8,880               8,950          ---             ---         9.250%     1/01/13
LB Mortgage Loan  II.................            705                 705            4             ---         8.000%          (1)
Acquisition Mortgage Loan I..........          4,054               4,135          ---              29         8.500%      8/01/08
Acquisition Mortgage Loan II.........          7,956               7,997           52              52         7.750%      4/01/06
Acquisition Mortgage Loan III........          3,571               3,598           27              27         8.875%      6/01/03
                                        ----------------    -------------    ------------   --------------
Total................................       $ 60,835            $ 61,198      $    83           $ 108
                                        ================    =============    ============   ==============
SENIOR UNSECURED DEBT
---------------------
2005 Notes...........................       $ 50,000            $ 50,000      $ 1,255           $ 393        6.900%     11/21/05
2006 Notes...........................        150,000             150,000        3,296             671        7.000%     12/01/06
2007 Notes...........................        149,952  (2)        149,951        4,307           1,457        7.600%      5/15/07
2011 Notes...........................         99,389  (2)         99,377        2,786             942        7.375%      5/15/11 (3)
2017 Notes...........................         99,811  (2)         99,809        2,354             479        7.500%     12/01/17 (4)
2027 Notes ..........................         99,858  (2)         99,857        2,701             914        7.150%      5/15/27 (5)
2011 Drs.............................         99,753  (2)            ---           18             ---        6.500% (7)  4/05/11 (6)
                                        ----------------    -------------    ------------   --------------
Total................................       $748,763            $648,994      $16,717           4,856
                                        ================    =============    ============   ==============
ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
Facility.............................       $ 17,800            $129,400      $   539           $ 297        6.488%      4/30/01
                                        ================    =============    ============   ==============

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes and the 2011 Drs. are net of unamortized discounts of $48, $611, $189, $142 and $247, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2017 Notes are redeemable at the option of the Company at any time based upon a predetermined formula.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

     The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                   Amount
            ------------------
1998                   $   994
1999                     1,527
2000                     1,657
2001                    19,598
2002                     1,950
Thereafter             802,204
            ------------------
Total                 $827,930
            ==================

     The maturity date of the Lazarus Burman Mortgage Loan II is based on a contingent event, as a result, this loan is not included in the above table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The Operating Partnership, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At March 31, 1998, the following interest rate protection agreements were outstanding:


      Notional           Origination                                             Settlement
       Amount               Date           Interest Rate     Valuation Basis        Date
--------------------  -----------------  ------------------  ----------------  ----------------
  $      50,000         January 2, 1998        5.937%        30-Year Treasury   October 1, 1998
  $     100,000        October 28, 1997        6.317%        30-Year Treasury      July 1, 1998
  $     100,000       December 19, 1997        5.994%        30-Year Treasury   January 4, 1999

5.    PARTNERS' CAPITAL

     The Operating Partnership has issued general partnership units, limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). The preferred general partnership units resulted from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

     During the three months ended March 31, 1998, the Operating Partnership issued 54,407 Units valued, in the aggregate, at $1,971 in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

     During the three months ended March 31, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 552 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 3,765 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted Common Stock had a fair value of $1,999 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

Preferred Unit Contributions:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $120,562 received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)


5.    PARTNERS' CAPITAL, CONTINUED

     On March 18 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $72,138 received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units") and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

Non-Qualified Employee Stock Options:

     On January 2, 1998, the Company granted 4,370,000 non-qualified employee stock options. These stock options vest over three years based upon certain performance measures. The stock options have a strike price of $35.8125 per share and expire ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

6.    ACQUISITION OF REAL ESTATE

     During the three months ended March 31, 1998, the Operating Partnership acquired 53 existing industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $127,689, excluding costs incurred in conjunction with the acquisition of the properties.

     Of the 53 existing industrial properties and land parcel purchased by the Operating Partnership during the three months ended March 31, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the general partner of the Operating Partnership who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the general partner of the Operating Partnership was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

7.    SALES OF REAL ESTATE

     During the three months ended March 31, 1998, the Operating Partnership sold one existing industrial property and one land parcel. Gross proceeds from these sales were approximately $1,798. The gain on sales of real estate was approximately $43.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)


8.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                                      Three Months Ended
                                                              --------------------------------------------------------------------
                                                                    March 31, 1998                             March 31,1997
                                                              ---------------------------            -----------------------------
Interest paid, net of capitalized interest.............                 $  1,991                                 $  1,679
                                                               ==========================                 ========================
Interest capitalized...................................                 $    935                                 $    193
                                                               ==========================                 ========================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Distributions payable on Units (March 31, 1998 and 1997)
  and Series E Preferred Units (March 31, 1998 only)...                 $ 22,709                                 $ 16,904
                                                               ==========================                 ========================

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP
UNITS EXCHANGED:

 Purchase of real estate...............................                 $127,689                                 $164,195
 Accrued real estate taxes and security deposits.......                   (1,782)                                  (1,658)
 Mortgage loans........................................                   ---                                      (4,505)
 Operating Partnerships Units..........................                   (1,971)                                 (49,483)
                                                               --------------------------                 ------------------------
                                                                        $123,936                                 $108,549
                                                               ==========================                 ========================
IN CONJUNCTION WITH THE DISTRIBUTION OF 173 PROPERTIES
FROM THE FINANCING PARTNERSHIP TO THE OPERATING
PARTNERSHIP ON JANUARY 2, 1998, THE FOLLOWING ASSETS AND
LIABILITIES WERE ASSUMED:

 Investment in real estate, net........................                 $382,190
 Tenant accounts receivable............................                    3,017
 Deferred rent receivable..............................                    4,689
 Other assets..........................................                    6,209
 Accounts payable and accrued expenses.................                   (5,920)
 Rents received in advance and security deposits.......                   (2,538)
                                                               --------------------------
 Investment in other real estate partnerships..........                 $387,647
                                                               ==========================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

9.    EARNINGS PER UNIT

     Net income per weighted average general partnership and limited partnership unit (the "Units") - Basic, is based on the weighted average Units outstanding. Net Income per weighted average Unit- Diluted is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:


                                                                     Three Months               Three Months
                                                                        Ended                      Ended
                                                                       March 31,                  March 31,
                                                                         1998                       1997
                                                                  -----------------------     ------------------
Numerator:
----------
 Net Income.............................................          $         24,165               $   12,220
 Less: Preferred Distributions..........................                    (4,998)                   ---
                                                                  -----------------------     ------------------
 Net Income Available to Unitholders- For Basic and
  Diluted EPU...........................................          $         19,167               $   12,220
                                                                  =======================     ==================
Denominator:
------------
 Weighted Average Units - Basic.........................                42,388,857               33,467,320
 Effect of Dilutive Securities:
  Employee Common Stock Options of the Company that
  result in the issuance of general partnership units...                   374,177                   72,838
                                                                  -----------------------     ------------------
 Weighted Average Units- Diluted........................                42,763,034               33,540,158
                                                                  =======================     ==================
Basic EPU:
----------
 Net Income Available to Unitholders....................          $            .45               $      .37
                                                                  =======================     ==================
Diluted EPU:
------------
Net Income Available to Unitholders.....................          $            .45               $      .36
                                                                  =======================     ==================

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

     The Operating Partnership has committed to the construction of four developments totaling approximately .5 million square feet of GLA. The estimated total construction costs are approximately $17,689. These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

11.   SUBSEQUENT EVENTS

     From April 1, 1998 to May 11, 1998, the Company acquired 93 industrial properties. The aggregate purchase price for these acquisitions totaled approximately $199,152 million, excluding costs incurred in conjunction with the acquisition of the properties.

     On April 20, 1998 the Operating Partnership paid a first quarter 1998 distribution of $.53 per Unit, totaling approximately $22,492.

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The estimated net proceeds of $33,900 received from the April 1998 Equity Offering were contributed to the Operating Partnership in exchange for 1,112,644 Units in the Operating Partnership and will be reflected in the Operating Partnership's financial statements as a general partner contribution.

12.  PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information will be filed in an amendment to the Operating Partnership's Form 8-K dated April 6, 1998 as filed on April 20, 1998.

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

RESULTS OF OPERATIONS

     At March 31, 1998, the Operating Partnership owned 746 in-service properties with approximately 50.8 million square feet of Gross Leasable Area ("GLA"), compared to 183 in-service properties with approximately 16.2 million square feet of GLA at March 31, 1997. The addition of 567 properties between April 1, 1997 and March 31, 1998 included the acquisitions of 388 properties totaling approximately 20.9 million square feet of GLA, the completed development of six properties totaling approximately .8 million square feet of GLA and the distribution of 173 properties from First Industrial Financing Partnership, L.P. (the "Financing Partnership") totaling approximately 13.4 million square feet of GLA. The Operating Partnership also sold four in-service properties totaling approximately .5 million square feet of GLA, one property held for redevelopment and several land parcels.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Rental income and tenant recoveries and other income increased by $44.2 million or 233.8% due primarily to the properties acquired or developed after March 31, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998. Revenues from properties owned prior to January 1, 1997, decreased by approximately $.5 million or 1.7% due to a decrease in tenant recoveries related to the decrease in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $13.2 million or 216.3% due primarily to the properties acquired or developed after March 31, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998. Expenses from properties owned prior to January 1, 1997, decreased by approximately $.7 million or 7.2% due primarily to a decrease in snow removal and related expenses for properties located in certain of the Operating Partnership's metropolitan areas during the three months ended March 31, 1998.

     General and administrative expense increased by $1.4 million due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Operating Partnership's business.

     Interest expense increased by $11.7 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due primarily to an increase in borrowings to fund the acquisition of additional properties.

     Depreciation and other amortization increased by $8.6 million due primarily to the additional depreciation and amortization related to the properties acquired after March 31, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998.

     The $.04 million gain on sales of real estate resulted from the sale of one property and a land parcel. Gross proceeds from this sale were approximately $1.8 million.

     Equity in Income of Other Real Estate Partnerships increased by $2.9 million or 50.1% due primarily to one of the Other Real Estate Partnerships recognizing an increase in same store net operating income and four of the Other Real Estate Partnerships having a greater amount of in-service properties for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $28.4 million for the three months ended March 31, 1998 compared to $1.8 million for the three months ended March 31, 1997. This increase is due primarily to an increase in net operating income due to the operations of properties acquired or developed between April 1, 1997 and March 31, 1998 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 as well as an increase in the amount of accrued interest on the Operating Partnership's senior unsecured debt.

     Net cash used in investing activities increased to $183.1 million from $124.0 million due primarily to an increase in the acquisition of properties as well as an increase in the amount of contributions made to the Other Real Estate Partnerships to fund acquisitions and developments.

     Net cash provided by financing activities increased to $152.7 million for the three months ended March 31, 1998 from $118.0 million for the three months ended March 31, 1997 due primarily to preferred contributions from the general partner and the issuance of senior unsecured debt partially offset by a net decrease in acquisition facility borrowings and an increase in distributions due to the general and limited partners.

     The ratio of earnings to fixed charges and preferred stock dividends was
1.90 for the three months ended March 31, 1998 compared to 6.09 for the three months ended March 31, 1997. The decrease is primarily due to additional interest expense and preferred general partner unit distributions incurred during the three months ended March 31, 1998 from additional debt issued and preferred general partner contributions to fund property acquisitions, which is partially offset by higher net operating income from property acquisitions and the distribution of 177 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 as discussed in the "Results of Operations" above.

     Between January 1, 1998 and March 31, 1998, the Operating Partnership purchased 53 industrial properties and one land parcel, for an aggregate purchase price of approximately $127.7 million excluding costs incurred in conjunction with the acquisition price. Of the 53 existing industrial properties and land parcel purchased by the Operating Partnership during the three months ended March 31, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the general Partner of the Operating Partnership who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the general Partner of the Operating Partnership was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     During the three months ended March 31, 1998, the Operating Partnership sold one existing industrial property and one land parcel. Gross proceeds from these sales were approximately $1.8 million. The gain on sales of real estate was approximately $.04 million.

     The Operating Partnership has committed to the construction of four developments totaling approximately .5 million square feet of GLA. The estimated total construction costs are approximately $17.7 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

     During the three months ended March 31, 1998, the Operating Partnership issued 54,407 units valued, in the aggregate, at $2.0 million in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

     On March 31, 1998, the Operating Partnership issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April
5, 2001 (the "Remarketing Date"). The Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest. The Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On February 4, 1998, the Company issued 5,000,000 Depository Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depository Share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

     On March 18 1998, the Company issued 3,000,000 Depository Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depository Share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units") and are reflected in the Operating Partnership's financial statements as a general partner preferred unit contribution.

     During the three months ended March 31, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 552 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 3,765 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2.0 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

     On January 20, 1998, the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per Unit, totaling approximately $22.0 million. On April 20, 1998, the Operating Partnership paid a first quarter 1998 distribution of $.53 per Unit, totaling approximately $22.5 million.

     On March 31, 1998, the Operating Partnership paid a first quarter distribution of $54.688 per Unit on its Series B Cumulative Preferred Units, totaling $2.2 million.

     On March 31, 1998, the Operating Partnership paid a first quarter distribution of $53.906 per Unit on its Series C Cumulative Preferred Units, totaling $1.1 million.

     On March 31, 1998, the Operating Partnership paid a period prorated first quarter distribution of $30.365 per Unit on its Series D Preferred Units, totaling $1.5 million.

     The Operating Partnership has accrued $7.13194 per Series E Preferred Unit, totaling $.2 million, for the three months ended March 31, 1998. This distribution will be paid on June 30, 1998.

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The net proceeds of $33.9 million received from the April 1998 Equity Offering were contributed to the Operating Partnership in exchange for 1,112,644 Units and will be reflected in the Operating Partnership's financial statements as a general partner contribution.

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

     The Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term unsecured indebtedness and the issuance of additional units in the Operating Partnership (the "Units") and preferred units. On March 31, 1998, the Operating Partnership had registered under the Securities Act of 1933, as amended (the "Securities Act"), approximately $300.0 million of debt securities. As of May 11, 1998, $300.0 million of debt securities remained registered under the Securities Act and were unissued. The Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At March 31, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.488%. As of May 11, 1998, the Operating Partnership had approximately $141.6 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. While the Operating Partnership may sell properties if property or market conditions make it desirable, the Operating Partnership does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

     OTHER

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The

Operating Partnership's net income available to its unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Operating Partnership has not yet determined the impact of this statement on its financial statements.

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Operating Partnership estimates that the adoption of EITF 97-11 will result in an increase of approximately $2.5 million to $3.0 million in the amount of general and administrative expense reflected in the Operating Partnership's consolidated statement of operations in 1998, assuming an increase in the amount of acquisition support activity the Operating Partnership outsources relative to such activity the Operating Partnership continues to perform internally.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Operating Partnership expects to report a cumulative effect of a change in accounting principle in the amount of approximately $885 to reflect the write-off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 1998, the Operating Partnership issued an aggregate of 54,407 Units having an aggregate value of $2.0 million in exchange for property. As of May 11, 1998, the Operating Partnership has issued in 1998 an aggregate of 851,847 Units having an aggregate value of $29.7 million in exchange for property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

Exhibit
No.  Description


4.1  Sixth Amended and Restated Limited Partnership Agreement of First
     Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998
     (incorporated by reference to Exhibit 10.1 of First Industrial Realty
     Trust, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.2  Supplemental Indenture No. 4, dated as of March 26, 1998, between First
     Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011
     (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial,
     L.P. dated April 7, 1998, File No. 333-21873)
4.3 6.50% Dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated
     April 7, 1998, File No. 333-21873)
4.4  Remarketing Agreement, dated March 31, 1998, between First Industrial,
     L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit
     1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.
     333-21873)
4.5 First Amendment to the L.P. Agreement, dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
4.6 Second Amendment to the L.P. Agreement, dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)


Exhibit Description
No.
4.7     Third Amendment to the L.P. Agreement, dated April 16, 1998
        (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
        Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.1    Registration Rights Agreement, dated April 29, 1998, relating to the
        Company's Common Stock, par value $.01 per share, between the Company,
        First Industrial, L.P. and Merrill Lynch, Pierce, Fenner & Smith
        Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
27.1*   Financial Data Schedule for the Three Months Ended March 31, 1998
27.2*   Financial Data Schedule for the Three Months Ended March 31, 1997
        (Restated)

     *        Filed herewith.



     Reports on Form 8-K and Form 8-K/A

      Report on Form 8-K dated February 4, 1998, filed February 19, 1998, relating to the Fifth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

      Report on Form 8-K dated March 26, 1998, filed April 7, 1998, relating to First Industrial, L.P.'s offering of 6.50% Dealer remarketable securities due April 5, 2011

      Report on Form 8-K dated April 6, 1998, filed as of April 20, 1998, relating to the acquisition of 146 properties and seven land parcels for future development by First Industrial, L.P. and the acquisition of 21 properties and six land parcels for future development by the partnerships in which First Industrial, L.P. owns a 99% limited partnership interest

      Report on Form 8-K/A No. 1 dated December 11, 1997, filed January 22, 1998, as amended by the report on Form 8-K/A No. 2 filed February 26, 1998, relating to the acquisition of 84 properties, the negotiations to acquire an additional property and the acquisition of land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for First Industrial, L.P.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     FIRST INDUSTRIAL, L.P.
     BY: FIRST INDUSTRIAL REALTY TRUST, INC.
     ITS SOLE GENERAL PARTNER


      Date:  May 14, 1998  By:   /s/  Michael J. Havala
                           -----------------------------------------------
                              Michael J. Havala
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No. Description


4.1     Sixth Amended and Restated Limited Partnership Agreement of First
        Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998
        (incorporated by reference to Exhibit 10.1 of First Industrial Realty
        Trust, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.2     Supplemental Indenture No. 4, dated as of March 26, 1998, between First
        Industrial, L.P. and First Trust National Trust Association, as
        Trustee, relating to 6.50% Dealer remarketable securities due April 5,
        2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First
        Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.3     6.50% Dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P.
        dated April 7, 1998, File No. 333-21873)
4.4     Remarketing Agreement, dated March 31, 1998, between First Industrial,
        L.P. and J.P. Morgan Securities Inc. (incorporated by reference to
        Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998,
        File No. 333-21873)
4.5     First Amendment to the L.P. Agreement, dated April 1, 1998
        (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the
        Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
4.6     Second Amendment to the L.P. Agreement, dated April 3, 1998
        (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
        Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
4.7     Third Amendment to the L.P. Agreement, dated April 16, 1998
        (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
        Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.1    Registration Rights Agreement, dated April 29, 1998, relating to the
        Company's Common Stock, par value $.01 per share, between the Company,
        First Industrial, L.P. and Merrill Lynch, Pierce, Fenner & Smith
        Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
27.1*   Financial Data Schedule for the Three Months Ended March 31, 1998
27.2*   Financial Data Schedule for the Three Months Ended March 31, 1997
        (Restated)

     *        Filed herewith.