Form 10-Q
period 1998-06-30
FIRST INDUSTRIAL LP
filed 1998-08-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                             FIRST INDUSTRIAL, L.P.
                                   FORM 10-Q
            FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998

                                     INDEX




PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                                         PAGE

  Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..................................  2

  Consolidated Statements of Operations for the Six  Months Ended June 30, 1998  and
    June 30, 1997........................................................................................  3

  Consolidated Statements of Operations for the Three Months Ended June 30, 1998 and
    June 30, 1997........................................................................................  4

  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998  and
    June 30, 1997........................................................................................  5

  Notes to Consolidated Financial Statements.............................................................  6-16

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................................................  17-23


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings...............................................................................  24
Item 2.  Changes in Securities...........................................................................  24
Item 3.  Defaults Upon Senior Securities.................................................................  24
Item 4.  Submission of Matters to a Vote of Security Holders.............................................  24
Item 5.  Other Information...............................................................................  24
Item 6.  Exhibits and Reports on Form 8-K and Form 8-K/A.................................................  24-25


SIGNATURE................................................................................................  26


EXHIBIT INDEX............................................................................................  27

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                            June 30,            December 31,
                                                                             1998                  1997
                                                                        -------------          --------------
                          ASSETS
Assets:
 Investment in Real Estate:
  Land........................................................          $     312,911          $     184,704
  Buildings and Improvements..................................              1,735,942              1,012,145
  Furniture, Fixtures and Equipment...........................                  1,358                    ---
  Construction in Progress....................................                 19,403                   4,211
  Less: Accumulated Depreciation..............................               (120,564)                (22,319)
                                                                        -------------          --------------
    Net Investment in Real Estate.............................              1,949,050               1,178,741

  Investment in Other Real Estate Partnerships................                318,170                 643,621
  Cash and Cash Equivalents...................................                    713                   4,995
  Tenant Accounts Receivable, Net.............................                  8,427                   2,944
  Deferred Rent Receivable....................................                  9,127                   2,584
  Deferred Financing Costs, Net...............................                  7,894                   6,808
  Prepaid Expenses and Other Assets, Net......................                 45,105                  30,490
                                                                        -------------          --------------
     Total Assets.............................................          $   2,338,486          $    1,870,183
                                                                        =============          ==============

                                 LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans Payable......................................                 $63,001                 $61,198
 Senior Unsecured Debt.......................................                 748,785                 648,994
 Acquisition Facility Payable................................                 230,100                 129,400
 Accounts Payable and Accrued Expenses.......................                  40,096                  32,629
 Rents Received in Advance and Security Deposits.............                  14,673                   9,775
 Distributions Payable.......................................                  23,553                  22,010
                                                                        -------------          --------------
    Total Liabilities........................................               1,120,208                 904,006
                                                                        -------------          --------------

 Commitments and Contingencies...............................                     ---                    ---

 Partners' Capital:
   General Partner Preferred Units...........................                 336,990                 144,290
   General Partner Units.....................................                 705,459                 674,191
   Limited Partners Units....................................                 175,829                 147,696
                                                                        -------------          --------------
     Total Partners' Capital.................................               1,218,278                 966,177
                                                                        -------------          --------------
     Total Liabilities and Partners' Capital.................           $   2,338,486          $    1,870,183
                                                                        =============          ==============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)





                                                                                            Six Months                Six  Months
                                                                                              Ended                      Ended
                                                                                          June 30, 1998             June  30, 1997
                                                                                          ------------                -----------
Revenues:
 Rental Income..............................................................              $    110,730                $    32,447
 Tenant Recoveries and Other Income.........................................                    25,608                      7,831
                                                                                          ------------                -----------
   Total Revenues...........................................................                   136,338                     40,278
                                                                                          ------------                -----------
Expenses:
 Real Estate Taxes..........................................................                    22,668                      6,933
 Repairs and Maintenance....................................................                     6,514                      1,715
 Property Management........................................................                     5,436                      1,766
 Utilities..................................................................                     3,639                      1,160
 Insurance..................................................................                       381                         95
 Other......................................................................                     1,922                        514
 General and Administrative.................................................                     5,982                      2,642
 Interest...................................................................                    30,594                      9,107
 Amortization of Interest Rate Protection Agreements
  and Deferred Financing Costs..............................................                       369                          8
 Depreciation and Other Amortization........................................                    25,525                      6,243
                                                                                          ------------                -----------
   Total Expenses...........................................................                   103,030                     30,183
                                                                                          ------------                -----------

Income from Operations Before Equity in Income of Other Real Estate
 Partnerships and Disposition of Interest Rate Protection Agreements........                    33,308                     10,095
Equity in Income of Other Real Estate Partnerships..........................                    14,046                      8,030
Disposition of Interest Rate Protection Agreements..........................                       ---                      4,038
                                                                                          ------------                -----------
Income from Operations......................................................                    47,354                     22,163
Gain on Sales of Real Estate, Net...........................................                        93                        460
                                                                                          ------------                -----------
Income Before Extraordinary Loss and  Cumulative Effect of Change in
 Accounting Principle.......................................................                    47,447                     22,623
Extraordinary Loss..........................................................                       ---                     (3,428)
Cumulative Effect of Change in Accounting Principle.........................                      (719)                       ---
                                                                                          ------------                -----------
Net Income..................................................................                    46,728                     19,195
Less: Preferred Unit Distributions..........................................                   (12,228)                    (1,405)
                                                                                          ------------                -----------
Net Income Available to Unitholders.........................................              $     34,500                $    17,790
                                                                                          ============                ===========
Net Income Available to Unitholders Before Extraordinary Loss and
 Cumulative Effect of Change in Accounting  Principle per
 Weighted Average Unit Outstanding:
   Basic....................................................................              $     .81                   $     .63
                                                                                          ============                ===========
   Diluted..................................................................              $     .81                   $     .62
                                                                                          ============                ===========

Net Income Available to Unitholders per Weighted Average Unit Outstanding:
  Basic.....................................................................              $     .80                   $     .53
                                                                                          ============                ===========
  Diluted...................................................................              $     .79                   $     .52
                                                                                          ============                ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)





                                                                                          Three Months        Three Months
                                                                                             Ended                Ended
                                                                                         June 30, 1998        June 30, 1997
                                                                                         -------------        --------------
Revenues:
 Rental Income..............................................................               $ 59,396                $17,757
 Tenant Recoveries and Other Income.........................................                 13,864                  3,622
                                                                                         -------------        --------------
   Total Revenues...........................................................                 73,260                 21,379
                                                                                         -------------        --------------

Expenses:
 Real Estate Taxes..........................................................                 11,860                  3,745
 Repairs and Maintenance....................................................                  3,535                    631
 Property Management........................................................                  2,951                    925
 Utilities..................................................................                  1,695                    523
 Insurance..................................................................                    202                     47
 Other......................................................................                  1,070                    226
 General and Administrative.................................................                  3,363                  1,385
 Interest...................................................................                 16,525                  6,758
 Amortization of Interest Rate Protection Agreements and
   Deferred Financing Costs.................................................                    208                    187
 Depreciation and Other Amortization........................................                 13,908                  3,243
                                                                                         -------------        --------------
   Total Expenses...........................................................                 55,317                 17,670
                                                                                         -------------        --------------

Income from Operations Before Equity in Income of Other Real Estate
 Partnerships and Disposition of Interest Rate Protection
 Agreements.................................................................                 17,943                  3,709
Equity in Income of Other Real Estate Partnerships..........................                  5,289                  2,196
Disposition of Interest Rate Protection Agreements..........................                    ---                  4,038
                                                                                         -------------        --------------
Income from Operations......................................................                 23,232                  9,943
Gain on Sales of Real Estate, Net...........................................                     50                    460
                                                                                         -------------        --------------
Income Before Extraordinary Loss and  Cumulative Effect of Change in
 Accounting Principle.......................................................                 23,282                 10,403
Extraordinary Loss..........................................................                    ---                 (3,428)
Cumulative Effect of Change in Accounting Principle.........................                   (719)                   ---
                                                                                         -------------        --------------
Net Income..................................................................                 22,563                  6,975
Less: Preferred Unit Distributions..........................................                 (7,230)                (1,405)
                                                                                         -------------        --------------
Net Income Available to Unitholders.........................................               $ 15,333                $ 5,570
                                                                                         =============        ==============
Net Income Available to Unitholders Before Extraordinary Loss and
 Cumulative Effect of Change in Accounting Principle per
 Weighted Average Unit Outstanding:
   Basic....................................................................               $   .36                 $   .26
                                                                                         =============        ==============
   Diluted..................................................................               $   .36                 $   .26
                                                                                         =============        ==============
Net Income Available to Unitholders per Weighted Average Unit Outstanding:
   Basic....................................................................               $   .35                 $   .16
                                                                                         =============        ==============
   Diluted..................................................................               $   .35                 $   .16
                                                                                         =============        ==============

   The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                              Six Months Ended          Six Months Ended
                                                                June 30, 1998             June 30, 1997
                                                              ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................. $     46,728               $         19,195
 Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
 Depreciation..............................................       23,140                          5,682
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.................................          369                              8
 Other Amortization........................................        2,759                            599
 Disposition of Interest Rate Protection Agreements........          ---                         (4,038)
 Gain on Sales of Properties, Net..........................          (93)                          (460)
 Equity in Income of Other Real Estate Partnerships........      (14,046)                        (8,030)
 Cumulative Effect of Change in Accounting Principle.......          719                            ---
 Extraordinary Loss........................................          ---                          3,428
 Provision for Bad Debts...................................          297                             79
 Increase in Tenant Accounts Receivable and Prepaid
  Expenses and Other Assets................................      (11,760)                       (11,814)
 Increase in Deferred Rent Receivable......................       (1,862)                          (629)
 (Decrease) Increase in Accounts Payable and Accrued
  Expenses and Rents Received in Advance and Security
  Deposits.................................................         (155)                         3,769
 Increase in Organization Costs............................          ---                            (20)
                                                            ------------               ----------------
   Net Cash Provided by Operating Activities...............       46,096                          7,769
                                                            ------------               ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate......     (379,849)                      (184,096)
 Contributions to Investment in Other Real Estate
  Partnerships.............................................      (58,858)                      (349,455)
 Distributions from Investment in Other Real Estate
  Partnerships.............................................       10,707                         29,424
 Proceeds from Sales of Investment in Real Estate..........        7,117                         12,182
 Repayment of Mortgage Loans Receivable....................        1,007                         (3,708)
 Increase in Restricted Cash...............................          ---                        (11,858)
                                                            ------------               ----------------
  Net Cash Used in Investing Activities....................     (419,876)                      (507,511)
                                                            ------------               ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Unit Contributions........................................       35,334                          1,214
 Unit Distributions........................................      (44,502)                       (33,185)
 Preferred Unit Contributions..............................      192,700                        144,290
 Preferred Unit Distributions..............................      (12,229)                        (1,117)
 Repayments on Mortgage Loans Payable......................         (723)                          (399)
 Repayment of Promissory Notes Payable.....................          ---                         (9,919)
 Proceeds from Senior Unsecured Debt.......................       99,753                        349,150
 Other Proceeds from Senior Unsecured Debt.................        2,760                          2,246
 Other Costs of Senior Unsecured Debt......................       (2,565)                           ---
 Proceeds from Sale of Interest Rate Protection Agreement..          ---                          6,440
 Proceeds from Acquisition Facilities Payable..............      411,200                        220,200
 Repayments on Acquisition Facilities Payable..............     (310,500)                      (169,600)
 Debt Issuance Costs.......................................       (1,730)                        (6,445)
                                                            ------------               ----------------
  Net Cash Provided by Financing Activities.................     369,498                        502,875
                                                            ------------               ----------------
 Net (Decrease) Increase in Cash and Cash Equivalents......       (4,282)                         3,133
 Cash and Cash Equivalents, Beginning of Period............        4,995                          4,295
                                                            ------------               ----------------
 Cash and Cash Equivalents, End of Period.................. $        713               $          7,428
                                                            ============               ================

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.9% ownership interest at June 30, 1998. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.1% aggregate ownership interest at June 30, 1998.

     The Operating Partnership is the sole member of 21 limited liability corporations (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in each of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services Group, L.P. ("FIDS, L.P.") (together, the "Other Real Estate Partnerships"). The financial statements of the Operating Partnership report the L.L.C.'s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership")and the Other Real Estate Partnerships are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of June 30, 1998, the Consolidated Operating Partnership owned 857 in-service properties containing an aggregate of approximately 56.2 million square feet of gross leasable area ("GLA"). On a combined basis, as of June 30, 1998, the Other Real Estate Partnerships owned 96 in-service properties containing an aggregate of approximately 11.5 million square feet of GLA. Of the 96 properties owned by the Other Real Estate Partnerships at June 30, 1998, 23 are owned by the Financing Partnership, 19 are owned by the Securities Partnership, 23 are owned by the Mortgage Partnership, 21 are owned by the Pennsylvania Partnership, five are owned by the Harrisburg Partnership, four are owned by the Indianapolis Partnership and one is held by FIDS, L.P.

     The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Cumulative Preferred Stock.

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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Operating Partnership as of June 30, 1998 and the results of its operations and its cash flows for each of the six months and three months ended June 30, 1998 and 1997.

Tenant Accounts Receivable, net:

     The Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,297 and $1,000 as of June 30, 1998 and December 31, 1997, respectfully.

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

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Operating Partnership adopted EITF
97-11 as of March 19, 1998.  Prior to March 19, 1998,   the  Operating
Partnership  capitalized  internal  costs  of  preacquisition  activities
incurred connection with  the  acquisition  of  operating  properties.   The
Operating Partnership estimates that the adoption of

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

EITF 97-11 will result in a cumulative increase of approximately $2,500 to $3,000 in the amount of general and administrative expense reflected in the Operating Partnership's consolidated statement of operations in 1998.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Operating Partnership reported a cumulative effect of a change in accounting principle in the amount of approximately $719 to reflect the write-off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

     The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these financial statements.

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:




                                                                    June 30, 1998        December 31, 1997
                                 ASSETS                          -------------------    ------------------
Assets:
 Investment in Real Estate, Net.................................  $          369,452     $         694,926
 Other Assets...................................................              38,441               355,726
                                                                 -------------------    ------------------
    Total Assets................................................  $          407,893     $       1,050,652
                                                                 ===================    ==================
                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans  Payable........................................  $           39,784     $          40,000
 Defeased Mortgage Loan Payable.................................                 ---               300,000
 Other Liabilities..............................................               6,177                23,317
                                                                 -------------------    ------------------
    Total Liabilities...........................................              45,961               363,317
                                                                 -------------------    ------------------
 Partners' Capital..............................................             361,932               687,335
                                                                 -------------------    ------------------
    Total Liabilities and Partners' Capital.....................  $          407,893     $       1,050,652
                                                                 ===================    ==================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)



3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED


Condensed Combined Statements of Operations



                                                                                       Six  Months Ended
                                                                             --------------------------------------
                                                                               June 30,                 June 30,
                                                                                 1998                     1997
                                                                             -------------            -------------
Total Revenues.................................................              $      27,137             $     58,502
Property Expenses..............................................                     (6,162)                 (15,172)
Interest Expense...............................................                     (1,419)                 (12,214)
Amortization of Interest Rate Protection Agreements and
 Deferred Financing Costs......................................                        (32)                  (1,371)
Depreciation and Other Amortization............................                     (4,800)                 (11,468)
Loss on Disposition of Interest Rate Protection Agreements.....                        ---                   (2,608)
Gain on Sales of Real Estate...................................                      2,282                    3,538
Extraordinary Loss.............................................                        ---                   (9,135)
Cumulative Effect of Change in Accounting Principle............                       (858)                     ---
                                                                             -------------            -------------
Net Income.....................................................              $      16,148             $     10,072
                                                                             =============            =============

     On January 2, 1998, the Financing Partnership distributed 173 properties with a net book value of $387,647 to the Operating Partnership.


4.     MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE

     On March 31, 1998, the Operating Partnership issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Operating Partnership also settled an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     On April 16, 1998, the Operating Partnership assumed a mortgage loan in the amount of $2,525 (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 1, 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

     The following table discloses certain information regarding the Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:



                                              OUTSTANDING  BALANCE AT    ACCRUED INTEREST PAYABLE AT  INTEREST RATE AT
                                        -------------------------------  ---------------------------  -----------------
                                             JUNE 30,      DECEMBER  31,    JUNE 30,    DECEMBER 31,     JUNE 30,        MATURITY
                                               1998             1997          1998          1997           1998            DATE
                                        -------------      -------------  -----------   ------------  -------------    -----------
MORTGAGE LOANS PAYABLE
CIGNA Loan.........................     $   35,522         $  35,813      $    ---      $     ---          7.500%         4/01/03
Assumed Loans......................          8,809             8,950           ---            ---          9.250%         1/01/13
LB Mortgage Loan  II...............            705               705           ---            ---          8.000%           (1)
Acquisition Mortgage Loan I......            3,993             4,135           ---             29          8.500%         8/01/08
Acquisition Mortgage Loan II.....            7,913             7,997            51             52          7.750%         4/01/06
Acquisition Mortgage Loan III...             3,543             3,598            26             27          8.875%         6/01/03
Acquisition Mortgage Loan IV.....            2,516               ---            19            ---          8.950%        10/01/06
                                        -----------        ----------     ---------     ----------
Total..............................     $   63,001         $  61,198      $     96      $     108
                                        ===========        ==========     =========     ==========
SENIOR UNSECURED DEBT
---------------------
2005 Notes.........................     $   50,000         $  50,000      $    383      $     393          6.900%        11/21/05
2006 Notes.........................        150,000           150,000           875            671          7.000%        12/01/06
2007 Notes.........................        149,953(2)        149,951         1,457          1,457          7.600%         5/15/07
2011 Notes.........................         99,400(2)         99,377           942            942          7.375%         5/15/11(3)
2017 Notes.........................         99,814(2)         99,809           625            479          7.500%        12/01/17(4)
2027 Notes ........................         99,859(2)         99,857           914            914          7.150%         5/15/27(5)
2011 Drs...........................         99,759(2)            ---         1,625            ---          6.500%(7)      4/05/11(6)
                                        -----------        ----------     ---------     ----------
Total..............................     $  748,785         $ 648,994      $  6,821      $   4,856
                                        ===========        ==========     =========     ==========

ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
Facility...........................     $ 230,100          $ 129,400      $    695        $   297          6.510%         4/30/01
                                        ===========        ==========     =========     ==========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.

(2) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes and the 2011 Drs. are net of unamortized discounts of $47, $600, $186, $141 and $241, respectively.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)


4. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:



                Amount
            ----------------
1998        $            672
1999                   1,586
2000                   1,722
2001                 231,969
2002                   2,028
Thereafter           804,419
            ----------------
Total       $      1,042,396
            ================

     The maturity date of the Lazarus Burman Mortgage Loan II is based on a contingent event, as a result, this loan is not included in the above table.

     The Operating Partnership, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At June 30, 1998, the following interest rate protection agreements were outstanding:



             Notional  Origination                                             Settlement
              Amount      Date           Interest Rate     Valuation Basis        Date
          ----------  -----------------  -------------     ----------------  --------------
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

Unit Contributions:

     During the six months ended June 30, 1998, the Operating Partnership issued 983,956 Units valued, in the aggregate, at $33,802 in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)


5.    PARTNERS' CAPITAL, CONTINUED

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The net proceeds of approximately $34,100 received from the April 1998 Equity Offering were contributed to the Operating Partnership in exchange for 1,112,644 Units in the Operating Partnership and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     During the six months ended June 30, 1998, certain employees of the Company exercised 81,000 employee stock options. Gross proceeds to the Company were approximately $1,968. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     During the six months ended June 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,179 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 6,123 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted Common Stock had a fair value of $2,095 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

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

     On May 14, 1998, the Company granted 899,000 non-qualified employee stock
options.   These stock options vest over one year and have a strike price of
$31.13 per share. The stock options expire between seven and ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

6.    ACQUISITION OF REAL ESTATE

     During the six months ended June 30, 1998, the Consolidated Operating Partnership acquired 162 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $373,500, excluding costs incurred in conjunction with the acquisition of the properties.

     Of the 162 existing industrial properties purchased by the Operating Partnership during the six months ended June 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the general partner of the Operating Partnership who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer and an Officer of the general partner of the Operating Partnership were limited partners in Western having interests of 2% and .5%, respectively. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

     During the second quarter of 1998, the Operating Partnership completed an acquisition of a real estate firm for which an officer and an employee of the Operating Partnership owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2,349.

7.    SALES OF REAL ESTATE

     During the six months ended June 30, 1998, the Operating Partnership sold two existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $7,117. The gain on sales of real estate was approximately $93, net of federal income taxes.

                             FIRST INDUSTRIAL, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

8.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:




                                                                                           Six Months Ended
                                                                            -----------------------------------------------
                                                                                  June 30, 1998           June 30, 1997
                                                                            -----------------------  ----------------------
Interest paid, net of capitalized interest................................  $                28,243   $               5,856
                                                                            =======================  ======================
Interest capitalized......................................................  $                 1,907   $                 157
                                                                            =======================  ======================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Distributions payable on Units............................................                  $23,553   $              17,510
                                                                            =======================  ======================
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS AND
LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS EXCHANGED:
Purchase of real estate..................................................   $               373,500   $             230,625
Accrued real estate taxes and security deposits..........................                    (3,520)                 (2,460)
Mortgage loans...........................................................                    (2,525)                 (4,505)
Operating Partnership Units..............................................                   (33,802)                (53,471)
                                                                            -----------------------  ----------------------
                                                                            $               333,653  $              170,189
                                                                            =======================  ======================
IN CONJUNCTION WITH THE DISTRIBUTION OF 173 PROPERTIES FROM THE FINANCING
PARTNERSHIP TO THE OPERATING PARTNERSHIP ON JANUARY 2, 1998, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED:
Investment in real estate, net..........................................    $               382,190
Tenant accounts receivable..............................................                      3,017
Deferred rent receivable................................................                      4,689
Other assets............................................................                      6,209
Accounts payable and accrued expenses...................................                     (5,920)
Rents received in advance and security deposits.........................                     (2,538)
                                                                            -----------------------
Investment in other real estate partnerships............................    $               387,647
                                                                            =======================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

9.    EARNINGS PER UNIT

     Net income per weighted average Units - Basic, is based on the weighted average Units outstanding. Net Income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:




                                                                      Six Months       Six Months     Three Months     Three Months
                                                                        Ended            Ended           Ended            Ended
                                                                    June  30, 1998    June 30, 1997  June  30, 1998  June  30, 1997
                                                                    --------------    -------------  --------------  --------------
Numerator:
----------
Income Before Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle...................................  $      47,447     $     22,623          23,282          10,403
Less: Preferred Distributions.....................................        (12,228)          (1,405)         (7,230)         (1,405)
                                                                    -------------     ------------   -------------   -------------
Net Income Available to Unitholders Before Extraordinary
 Loss and Cumulative  Effect of Change in Accounting Principle  -
 For Basic and Diluted EPU........................................         35,219           21,218          16,052           8,998
Extraordinary Loss................................................            ---           (3,428)            ---          (3,428)
Cumulative Effect of Change in Accounting Principle...............           (719)             ---            (719)            ---
                                                                    -------------     ------------   -------------   -------------
Net Income Available to Unitholders - For Basic and
 Diluted  EPU.....................................................  $      34,500     $     17,790          15,333           5,570
                                                                    =============     ============   =============   =============
Denominator:
------------
Weighted Average Units - Basic....................................         43,233           33,783          44,069          34,096
Effect of Dilutive Securities:
 Employee Common Stock Options of the Company
 that result in the issuance of general partnership
 units............................................................            338              283             264             271
                                                                    -------------     ------------   -------------   -------------
Weighted Average Units - Diluted..................................         43,571           34,066          44,333          34,367
                                                                    =============     ============   =============   =============
Basic EPU:
----------
Net Income Available to Unitholders Before
 Extraordinary Loss and Cumulative Effect of Change
 in Accounting Principle .........................................  $         .81     $        .63   $         .36   $         .26
                                                                    =============     ============   =============   =============
Extraordinary Loss................................................  $         ---     $       (.10)  $         ---   $        (.10)
                                                                    =============     ============   =============   =============
Cumulative Effect of Change in Accounting Principle...............  $        (.02)    $        ---   $        (.02)  $         ---
                                                                    =============     ============   =============   =============
Net Income Available to Unitholders...............................  $         .80     $        .53   $         .35   $         .16
                                                                    =============     ============   =============   =============
Diluted EPU:
------------
Net Income Available to Unitholders Before
 Extraordinary Loss and Cumulative Effect of Change
 in Accounting Principle..........................................  $         .81     $        .62   $         .36   $         .26
                                                                    =============     ============   =============   =============
Extraordinary Loss................................................  $         ---     $       (.10)  $         ---   $        (.10)
                                                                    =============     ============   =============   =============
Cumulative Effect of Change in Accounting Principle...............  $        (.02)    $        ---   $        (.02)  $         ---
                                                                    =============     ============   =============   =============
Net Income Available to Unitholders...............................  $         .79     $        .52   $         .35   $         .16
                                                                    =============     ============   =============   =============

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

     The Operating Partnership has committed to the construction of five development projects totaling approximately .6 million square feet of GLA. The estimated total construction costs are approximately $22,817. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

     In the second quarter of 1998, the Operating Partnership entered into a non-binding letter of intent with an institutional investor to create a joint venture that would invest in industrial properties. The venture is subject, among other contingencies, to due diligence and the negotiation of definitive documentation. There can be no assurance that such venture will be created, or if created, will be successful.

11.   SUBSEQUENT EVENTS

     From July 1, 1998 to August 5, 1998, the Company acquired five industrial properties. The aggregate purchase price for these acquisitions totaled approximately $22,362, excluding costs incurred in conjunction with the acquisition of the properties.

     On July 20, 1998, the Operating Partnership paid a second quarter 1998 distribution of $.53 per Unit, totaling approximately $23,553.

     On July 14, 1998, the Operating Partnership issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Operating Partnership also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

RESULTS OF OPERATIONS

     At June 30, 1998, the Operating Partnership and its consolidated partnerships and limited liability corporations owned 857 in-service properties with approximately 56.2 million square feet of gross leasable area ("GLA"), compared to 208 in-service properties with approximately 18.1 million square feet of GLA at June 30, 1997. The addition of 479 properties between July 1, 1997 and June 30, 1998 included the acquisitions of 472 properties totaling approximately 23.7 million square feet of GLA, the completed development of seven properties totaling approximately 1.2 million square feet of GLA and the distribution of 173 properties from First Industrial Financing Partnership, L.P. (the "Financing Partnership") totaling approximately 13.4 million square feet of GLA. The Operating Partnership also sold three in-service properties totaling approximately .2 million square feet of GLA, one property held for redevelopment and several land parcels.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     Rental income and tenant recoveries and other income increased by $96.1 million or 238.5% due primarily to the properties acquired or developed after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998. Revenues from properties owned prior to January 1, 1997, decreased by approximately $.3 million or .5% due primarily to a decrease in tenant recovery income charges related to the decrease in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $28.4 million or 232.9% due primarily to the properties acquired or developed after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998. Expenses from properties owned prior to January 1, 1997, decreased by approximately $.8 million or 4.5% due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Operating Partnership's metropolitan areas during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     General and administrative expense increased by approximately $3.3 million, of which, approximately $2.2 million is due primarily to the additional expenses associated with managing the Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Operating Partnership's business. Approximately $1.1 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Operating Partnership adopted EITF 97-11 on March 19, 1998.

     Interest expense increased by approximately $21.5 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties.

     Depreciation and other amortization increased by $19.3 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998.

     The $.7 million cumulative effect of change in accounting principle is the result of the write-off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), as further discussed later in this Management's Discussion and Analysis.

     Equity in Income of Other Real Estate Partnerships increased by $6.0 million or 74.9% due primarily to four of the Other Real Estate Partnerships having a greater amount of in-service properties for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997

     Revenues increased by $51.9 million or 242.7% due primarily to the properties acquired or developed after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998. Revenues from properties owned prior to April 1, 1997, increased by approximately $1.8 million or 5.1% due to general rent increases and an increase in tenant recovery income charges due to an increase in property operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $15.2 million or 249.6% due primarily to the properties acquired or developed after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998. Expenses from properties owned prior to April 1, 1997, increased by approximately $ .6 million or 5.7% due to an increase in real estate tax expense, utilities and other expense in the majority of the Operating Partnership's metropolitan areas during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     General and administrative expense increased by approximately $2.0 million, of which approximately $1.2 million is due primarily to the additional expenses associated with managing the Operating Partnership's growing operations, including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Operating Partnership's business. Approximately $.8 million of the increase is the result of the adoption of EITF 97-11.

     Interest expense increased by approximately $9.8 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties.

     Depreciation and other amortization increased by $10.7 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998.

     The $.7 million cumulative effect of change in accounting principle is the result of the write-off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet due to the early adoption of SOP 98-5, as further discussed later in this Management's Discussion and Analysis.

     Equity in Income of Other Real Estate Partnerships increased by $3.1 million or 140.9% due primarily to four of the Other Real Estate Partnerships having a greater amount of in-service properties for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1998, the Operating Partnership's unrestricted cash and cash equivalents totaled approximately $.7 million.

     Net cash provided by operating activities was $46.1 million for the six months ended June 30, 1998 compared to $7.8 million for the six months ended June 30, 1997. This increase is due primarily to an increase in net operating income (which is defined as total revenues less property related expenses) due to the operations of properties acquired or developed between July 1, 1997 and June 30, 1998 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 partially offset by an increase in interest expense and general and administrative expense as discussed in "Results of Operations" above.

     Net cash used in investing activities decreased from $507.5 million for the six months ended June 30, 1997 to $419.9 million for the six months ended June 30, 1998. This decrease is due to an increase in the acquisition of properties offset by a decrease in the amount of contributions made to the Other Real Estate Partnerships to fund acquisitions and developments.

     Net cash provided by financing activities decreased from $502.9 million for the six months ended June 30, 1997 to $369.5 million for the six months ended June 30, 1998 due primarily to a decrease in the amount of senior unsecured debt issued partially offset by an increase in preferred and general contributions from the general partner.

     The ratio of earnings to fixed charges and preferred stock dividends was
1.74 for the six months ended June 30, 1998 compared to 2.55 for the six months ended June 30, 1997. The decrease is primarily due to additional interest expense and preferred general partner unit distributions incurred during the six months ended June 30, 1998 from additional debt issued and preferred general partner contributions to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 as discussed in "Results of Operations" above.

     Between January 1, 1998 and June 30, 1998, the Operating Partnership purchased 162 industrial properties and several land parcels, for an aggregate purchase price of approximately $373.5 million, excluding costs incurred in conjunction with the acquisition price.

     Of the 162 existing industrial properties and several land parcels purchased by the Operating Partnership during the six months ended June 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the general partner of the Operating Partnership who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the general partner of the Operating Partnership was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     During the second quarter of 1998, the Operating Partnership completed an acquisition of a real estate firm for which an officer and an employee of the Operating Partnership owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2.3 million.

     During the six months ended June 30, 1998, the Operating Partnership sold two existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $7.1 million. The gain on sales of real estate was approximately $.09 million, net of federal income taxes.

     The Operating Partnership has committed to the construction of five developments totaling approximately .6 million square feet of GLA. The estimated total construction costs are approximately $22.8 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

     During the six months ended June 30, 1998, the Operating Partnership issued 983,956 units valued, in the aggregate, at $33.8 million in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

     From July 1, 1998 to August 5, 1998, the Operating Partnership acquired five industrial properties. The aggregate purchase price for these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the properties.

     On March 31, 1998, the Operating Partnership issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Operating Partnership also settled an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 16, 1998, the Operating Partnership assumed a mortgage loan in the amount of $2.5 million (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principle and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 1, 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

     On July 14, 1998, the Operating Partnership issued $200 million of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Operating Partnership also settled interest rate protection agreements in the notional amount of $150 million which were used to fix the interest rate on the
2028 Notes prior to issuance.   The debt issue discount and the settlement
amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The net proceeds of approximately $34.1 million received from the April 1998 Equity Offering were contributed to the Operating Partnership in exchange for 1,112,644 Units in the Operating Partnership and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     During the six months ended June 30, 1998, certain employees of the Company exercised 81,000 employee stock options. Gross proceeds to the Company were approximately $2.0 million. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.

     During the six months ended June 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,179 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 6,123 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of approximately $2.1 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

     On January 2, 1998, the Company granted 4,370,000 non-qualified employee stock options. These stock options vest over three years based upon certain performance measures. The stock options have a strike price of $35.8125 per share and expire ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

     On May 14, 1998, the Company granted 899,000 non-qualified employee stock options. These stock options vest over one year and have a strike price of $31.13 per share. The stock options expire between seven and ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

     On January 20, 1998, the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per unit, totaling approximately $22.0 million. On April 20, 1998, the Operating Partnership paid a first quarter 1998 distribution of
$.53 per unit, totaling approximately $22.5 million.   On July 20, 1998,  the
Operating Partnership paid a second quarter 1998 distribution of $.53 per unit, totaling approximately $23.6 million.

     On March 31, 1998, the Operating Partnership paid a first quarter distribution of $54.688 per unit on its Series B Cumulative Preferred units. On March 31, 1998, the Operating Partnership paid a first quarter distribution of $53.906 per unit on its Series C Cumulative Preferred units. On March 31, 1998, the Operating Partnership paid a second quarter distribution of $30.365 per unit on its Series D Preferred units. The preferred unit distributions paid on March 31, 1998 totaled, in the aggregate, approximately $4.8 million. On March 31, 1998, the Operating Partnership accrued $7.13194 per Series E Preferred unit, totaling $.2 million for the three months ended March 31, 1998.

     On June 30, 1998, the Operating Partnership paid a second quarter distribution of $54.688 per unit on its Series B Cumulative Preferred units. On June 30, 1998, the Operating Partnership paid a second quarter distribution of $53.906 per unit on its Series C Cumulative Preferred units. On June 30, 1998, the Operating Partnership paid a second quarter distribution of $49.687 per unit on its Series D Preferred units. On June 30, 1998, the Operating Partnership paid a period prorated first quarter distribution and a second quarter distribution totaling $56.5069 per unit on its Series E Preferred units. The preferred unit distributions paid on June 30, 1998 totaled, in the aggregate, approximately $7.4 million.

     In the second quarter of 1998, the Operating Partnership entered into a non-binding letter of intent with an institutional investor to create a joint venture that would invest in industrial properties. The venture is subject, among other contingencies, to due diligence and the negotiation of definitive documentation. There can be no assurance that such venture will be created, or if created, will be successful.

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

     The Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term unsecured indebtedness and the issuance of additional units in the Operating Partnership (the "Units") and preferred units. On June 30, 1998, the Operating Partnership had registered under the Securities Act of 1933, as amended (the "Securities Act"), approximately $300.0 million of debt securities. As of August 5, 1998, $100.0 million of debt securities remained registered under the Securities Act and were unissued. The Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At June 30, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.51%. As of August 5, 1998, the Operating Partnership had approximately $231.9 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. Along with the Operating Partnership's current strategy of meeting long-term liquidity requirements through the issuance, from time to time, of long-term secured and unsecured indebtedness and additional equity securities, the Operating Partnership is actively considering joint ventures with various institutional partners and the disposition of select assets as additional financing strategies.

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

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Operating Partnership estimates that the adoption of EITF 97-11 will result in a cumulative increase of approximately $2.5 million to $3.0 million in the amount of general and administrative expense reflected in the Operating Partnership's consolidated statement of operations in 1998.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Operating Partnership has reported a cumulative effect of a change in accounting principle in the amount of $.7 million to reflect the write-off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 2. CHANGES IN SECURITIES

During the six months ended June 30, 1998, the Operating Partnership issued an aggregate of 983,956 limited partnership units having an aggregate value of $33.8 million in exchange for property or interests in entities owning property. As of August 5, 1998, the Operating Partnership has issued in 1998 an aggregate of 985,146 limited partnership units having an aggregate value of $33.8 million in exchange for property or interests in entities owning property.

All of the above limited partnership units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

Subject to lock-up periods and certain adjustments, limited partnership units are generally convertible into common stock, par value $.01, of the Company on a one-for-one basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

Exhibit No.      Description


4.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.3 7.60% Notes due July 15, 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.4 Fourth Amendment to the L.P. Agreement, dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

4.5 Fifth Amendment to the L.P. Agreement, dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

Exhibit No. Description



27.1 *  Financial Data Schedule for the Six Months Ended June 30, 1998

27.2 *  Financial Data Schedule for the Six Months Ended June 30, 1997
        (Restated)



     *        Filed herewith.



Reports on Form 8-K and Form 8-K/A


      Report on Form 8-K dated April 6, 1998, filed April 20, 1998, as amended by the report on Form 8-K/A No. 1 filed June 16, 1998, relating to the acquisition of 167 properties and seven land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Operating Partnership.

      Report on Form 8-K dated March 26, 1998, filed April 7, 1998, relating to the Operating Partnership's offering of 6.50% Dealer remarketable securities due April 5, 2011.

      Report on Form 8-K dated July 9, 1998, filed July 15, 1998, relating to the Operating Partnership's offering of 7.60% Notes due July 15, 2028.

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


                               FIRST INDUSTRIAL, L.P.
                               BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                               ITS SOLE GENERAL PARTNER



Date: August 13, 1998          By:   /s/  Michael J. Havala
                                    --------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.      Description


4.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.3 7.60% Notes due July 15, 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.4 Fourth Amendment to the L.P. Agreement, dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

4.5 Fifth Amendment to the L.P. Agreement, dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

27.1 *  Financial Data Schedule for the Six Months Ended June 30, 1998

27.2 *  Financial Data Schedule for the Six Months Ended June 30, 1997
        (Restated)






     *        Filed herewith.