Form 10-Q
period 1998-09-30
FIRST INDUSTRIAL LP
filed 1998-11-13
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                                PAGE
                                                                                                ----
PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997...........     2

        Consolidated Statements of Operations for the Nine Months Ended September 30,
        1998 and September 30, 1997..........................................................     3

        Consolidated Statements of Operations for the Three Months Ended September 30,
        1998 and September 30, 1997..........................................................     4

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
        1998 and September 30, 1997..........................................................     5

        Notes to Consolidated Financial Statements...........................................     6-17

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................     18-29

PART II:  OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................................     30
    Item 2.  Changes in Securities...........................................................     30
    Item 3.  Defaults Upon Senior Securities.................................................     30
    Item 4.  Submission of Matters to a Vote of Security Holders.............................     30
    Item 5.  Other Information...............................................................     30
    Item 6.  Exhibits and Reports on Form 8-K and 8-K/A......................................     31


SIGNATURE....................................................................................     32


EXHIBIT INDEX................................................................................     33


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    September 30,     December 31,
                                                                                        1998             1997
                                                                                    ------------      ------------
                                               ASSETS
Assets:
Investment in Real Estate:
   Land .......................................................................      $   330,611       $   184,704
   Buildings and Improvements .................................................        1,831,145         1,012,145
   Furniture, Fixtures and Equipment ..........................................            1,358              --
   Construction in Progress ...................................................            6,054             4,211
   Less: Accumulated Depreciation .............................................         (133,258)          (22,319)
                                                                                     -----------       -----------
              Net Investment in Real Estate ...................................        2,035,910         1,178,741

   Investment in Other Real Estate Partnerships ...............................          342,789           643,621
   Cash and Cash Equivalents ..................................................            2,602             4,995
   Restricted Cash ............................................................            2,138              --
   Tenant Accounts Receivable, Net ............................................            9,254             2,944
   Deferred Rent Receivable ...................................................            9,680             2,584
   Deferred Financing Costs, ..................................................           10,514             6,808
   Prepaid Expenses and Other Assets, Net .....................................           62,751            30,490
                                                                                     -----------       -----------
              Total Assets ....................................................      $ 2,475,638       $ 1,870,183
                                                                                     ===========       ===========

                                  LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ................................................      $    65,125       $    61,198
   Senior Unsecured Debt, Net .................................................          948,572           648,994
   Acquisition Facility Payable ...............................................          128,800           129,400
   Accounts Payable and Accrued Expenses ......................................           64,409            32,629
   Rents Received in Advance and Security Deposits ............................           17,760             9,775
   Distributions Payable ......................................................           23,735            22,010
                                                                                     -----------       -----------
              Total Liabilities ...............................................        1,248,401           904,006
                                                                                     -----------       -----------

Commitments and Contingencies .................................................             --                --

Partners' Capital:
   General Partner Preferred Units ...........................................           336,990           144,290
   General Partner Units .....................................................           702,728           674,191
   Limited Partners Units ....................................................           187,519           147,696
                                                                                     -----------       -----------
                Total Partners' Capital .......................................        1,227,237           966,177
                                                                                     -----------       -----------
                Total Liabilities and Partners' Capital .......................      $ 2,475,638       $ 1,870,183
                                                                                     ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)



                                                                                Nine Months                Nine Months
                                                                                   Ended                      Ended
                                                                              September 30, 1998        September 30, 1997
                                                                              ------------------        ------------------
Revenues:
   Rental Income ...........................................................   $ 173,540                      $  51,778
   Tenant Recoveries and Other Income ......................................      39,956                         12,532
                                                                               ---------                      ---------
             Total Revenues ................................................     213,496                         64,310
                                                                               ---------                      ---------
Expenses:
   Real Estate Taxes .......................................................      35,320                         11,056
   Repairs and Maintenance .................................................       9,991                          2,563
   Property Management .....................................................       8,543                          2,503
   Utilities ...............................................................       5,758                          1,891
   Insurance ...............................................................         596                            154
   Other ...................................................................       2,965                            690
   General and Administrative ..............................................       9,830                          3,918
   Interest ................................................................      49,401                         16,297
   Amortization of Interest Rate Protection Agreements and Deferred
        Financing Costs ....................................................         610                            175
   Depreciation and Other Amortization .....................................      39,804                         10,132
                                                                               ---------                      ---------
              Total Expenses ...............................................     162,818                         49,379
                                                                               ---------                      ---------
   Income from Operations Before Equity in Income of Other Real
        Estate Partnerships and Disposition of Interest Rate Protection
        Agreements .........................................................      50,678                         14,931
Equity in Income of Other Real Estate Partnerships .........................      21,489                         19,502
Disposition of Interest Rate Protection Agreements .........................        --                            4,038
                                                                               ---------                      ---------
Income from Operations .....................................................      72,167                         38,471
Gain on Sales of Real Estate, Net ..........................................         692                            537
                                                                               ---------                      ---------
Income Before Extraordinary Loss and Cumulative Effect of
   Change in Accounting Principle ..........................................      72,859                         39,008
Extraordinary Loss .........................................................        --                           (3,428)
Cumulative Effect of Change in Accounting Principle ........................        (719)                          --
                                                                               ---------                      ---------
Net Income .................................................................      72,140                         35,580
Less:  Preferred Unit Distributions ........................................     (19,458)                        (4,670)
                                                                               ---------                      ---------
Net Income Available to Unitholders ........................................   $  52,682                      $  30,910
                                                                               =========                      =========


Net Income Available to Unitholders Before Extraordinary Loss and
   Cumulative Effect of Change in Accounting Principle per
   Weighted Average Unit Outstanding:
     Basic .................................................................   $    1.22                      $    1.01
                                                                               =========                      =========
     Diluted ...............................................................   $    1.21                      $    1.00
                                                                               =========                      =========


Net Income Available to Unitholders per Weighted Average Unit
 Outstanding:
     Basic .................................................................   $    1.20                      $     .91
                                                                               =========                      =========
     Diluted ...............................................................   $    1.20                      $     .90
                                                                               =========                      =========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                               Three Months          Three Months
                                                                                  Ended                  Ended
                                                                           September 30, 1998    September 30, 1997
                                                                           ------------------    ------------------
Revenues:
   Rental  Income ..........................................................     $ 62,810              $ 19,331
   Tenant Recoveries and Other Income ......................................       14,348                 4,701
                                                                                 --------              --------
             Total Revenues ................................................       77,158                24,032
                                                                                 --------              --------
Expenses:
   Real Estate Taxes .......................................................       12,652                 4,123
   Repairs and Maintenance .................................................        3,477                   848
   Property Management .....................................................        3,107                   737
   Utilities ...............................................................        2,119                   731
   Insurance ...............................................................          215                    59
   Other ...................................................................        1,043                   176
   General and Administrative ..............................................        3,848                 1,276

   Interest ................................................................       18,807                 7,190
   Amortization of Interest Rate Protection Agreements .....................
        and Deferred Financing Costs .......................................          241                   167
   Depreciation and Other Amortization .....................................       14,279                 3,889
                                                                                 --------              --------
              Total Expenses ...............................................       59,788                19,196
                                                                                 --------              --------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships ....................................................       17,370                 4,836
Equity in Income of Other Real Estate Partnerships .........................        7,443                11,472
                                                                                 --------              --------
Income from Operations .....................................................       24,813                16,308
Gain on Sales of Real Estate, Net ..........................................          599                    77
                                                                                 --------              --------
Net Income .................................................................       25,412                16,385
Less:  Preferred Unit Distributions ........................................       (7,230)               (3,265)
                                                                                 --------              --------
Net Income Available to Unitholders ........................................     $ 18,182              $ 13,120
                                                                                 ========              ========


Net Income Available to Unitholders per Weighted Average Unit Outstading:
   Basic ...................................................................     $    .41              $    .38
                                                                                 ========              ========
   Diluted .................................................................     $    .41              $    .38
                                                                                 ========              ========




    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Nine Months Ended            Nine Months Ended
                                                                   September 30, 1998           September 30, 1997
                                                                   ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................   $  72,140                        $  35,580

  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
  Depreciation ..................................................      35,889                            9,178
  Amortization of Interest Rate Protection Agreements and
     Deferred Financing Costs ...................................         610                              175
  Other Amortization ............................................       4,437                              840
  Disposition of Interest Rate Protection Agreements ............        --                             (4,038)
  Gain on Sales of Real Estate, Net .............................        (692)                            (537)
  Equity in Income of Other Real Estate Partnerships ............     (21,489)                         (19,502)
  Cumulative Effect of Change in Accounting Principle ...........         719                             --
  Extraordinary Loss ............................................        --                              3,428
  Provision for Bad Debts .......................................         649                               79
  Increase in Tenant Accounts Receivable and
     Prepaid Expenses and Other Assets ..........................     (22,804)                         (15,237)
  Increase in Deferred Rent Receivable ..........................      (2,417)                            (934)
  Increase in Accounts Payable and Accrued
     Rents Received  in Advance and Security Deposits ...........      25,389                           11,970
  Increase in Organization Costs ................................        --                               (114)
                                                                    ---------                        ---------
     Net Cash Provided by Operating Activities...................      92,431                           20,888
                                                                    ---------                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real
     Estate and Closing Costs of Sales of Real Estate ............   (467,492)                        (254,724)
  Contributions to Investment in Other Real Estate
     Partnerships ...............................................     (81,576)                        (364,306)
  Distributions from Investment in Other Real Estate
     Partnerships ...............................................      16,250                           44,152
  Proceeds from Sales of Investment in Real Estate ..............      13,533                           12,464
  Repayment of Mortgage Loans Receivable ........................       1,063                            3,707
  Funding of Mortgage Loans Receivable ..........................        --                             (4,594)
  Increase in Restricted Cash ...................................      (2,138)                            --
                                                                    ---------                        ---------
      Net Cash Used in Investing Activities......................    (520,360)                        (563,301)
                                                                    ---------                        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Unit Contributions ............................................      35,571                          164,901
  Unit Distributions ............................................     (68,057)                         (50,404)
  Preferred Unit Contributions ..................................     192,700                             --
  Preferred Unit Distributions ..................................     (19,458)                          (4,670)
  Repayments on Mortgage Loans Payable ..........................      (1,095)                            (605)
  Repayment of Promissory Notes Payable .........................        --                             (9,919)
  Book Overdraft ................................................        --                                251
  Proceeds from Acquisition Facilities Payable ..................     505,000                          280,400
  Repayments on Acquisition Facilities Payable ..................    (505,600)                        (192,200)
  Proceeds from Senior Unsecured Debt ...........................     299,517                          349,150
  Proceeds from Defeasance Loan .................................        --                            309,800
  Repayment of Defeasance Loan ..................................        --                           (309,800)
  Other Proceeds from Senior Unsecured Debt .....................       2,760                            2,246
  Other Costs of  Senior Unsecured Debt .........................     (11,890)                            --
  Proceeds from Sale of Interest Rate Protection
     Agreements .................................................        --                              6,440
  Debt Issuance Costs and Prepayment Fees .......................      (3,912)                          (7,472)
                                                                    ---------                        ---------
     Net Cash Provided by Financing Activities ..................     425,536                          538,118
                                                                    ---------                        ---------
  Net Decrease in Cash and Cash Equivalents .....................      (2,393)                          (4,295)
  Cash and Cash Equivalents, Beginning of Period ................       4,995                            4,295
                                                                    ---------                        ---------
  Cash and Cash Equivalents, End of Period ......................   $   2,602                        $    --
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

       First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.1% ownership interest at September 30, 1998. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.9% aggregate ownership interest at September 30, 1998.

       The Operating Partnership is the sole member of 23 limited liability companies (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The consolidated financial statements of the Operating Partnership report the L.L.C.'s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of September 30, 1998, the Consolidated Operating Partnership owned 899 in-service properties containing an aggregate of approximately 58.0 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 1998, the Other Real Estate Partnerships owned 101 in-service properties containing an aggregate of approximately 11.9 million square feet of GLA.

       The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. First Industrial Securities Corporation, the general partner of one of the Other Real Estate Partnerships (First Industrial Securities, L.P.), also owns a preferred limited partnership interest in the First Industrial Securities L.P. which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Cumulative Preferred Stock.

       Profits, losses and distributions of the Operating Partnership, the L.L.C.'s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.'s and the Other Real Estate Partnerships.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

      In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Consolidated Operating Partnership as of September 30, 1998 and the results of its operations for each of the nine months and three months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

Tenant Accounts Receivable,Net:

       The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,649 and $1,000 as of September 30, 1998 and December 31, 1997, respectfully.

Recent Accounting Pronouncements:

       In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Consolidated Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Consolidated Operating Partnership's net income available to its unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Consolidated Operating Partnership will disclose this information in its 1998 Form 10-K.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Consolidated Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Consolidated Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Consolidated Operating Partnership estimates that the adoption of EITF 97-11 will result in a cumulative increase of approximately $2,500 to $3,000 in the amount of general and administrative expense reflected in the Consolidated Operating Partnership's consolidated statement of operations in 1998.

       In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Consolidated Operating Partnership reported a cumulative effect of a change in accounting principle in the amount of approximately $719 to reflect the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet.

       During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Consolidated Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


3.     INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

       The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these consolidated financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

3.       INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:


                                                          September 30,        December 31,
                                                              1998                 1997
                                                          -------------        ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .................   $  395,499            $  694,926
        Other Assets ...................................       39,121               355,726
                                                           ----------            ----------
                Total Assets ...........................   $  434,620            $1,050,652
                                                           ==========            ==========
               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans Payable .........................   $   42,551            $   40,000
        Defeased Mortgage Loan Payable .................         --                 300,000
        Other Liabilities ..............................        5,919                23,317
                                                          -----------            ----------
                 Total Liabilities .....................       48,470               363,317
                                                          -----------            ----------
        Partners' Capital ..............................      386,150               687,335
                                                          -----------            ----------
                 Total Liabilities and Partners' Capital  $   434,620            $1,050,652
                                                          ===========            ==========


Condensed Combined Statements of Operations:


                                                                         Nine Months Ended
                                                                   -------------------------------
                                                                   September 30,     September 30,
                                                                       1998              1997
                                                                   -------------     -------------
Total Revenues ..................................................   $ 42,292           $ 90,852
Property Expenses ...............................................     (9,755)           (22,377)
Interest Expense ................................................     (2,192)           (18,490)
Amortization of Interest Rate Protection Agreements and
     Deferred Financing Costs ...................................        (50)            (1,919)
Depreciation and Other Amortization .............................     (7,167)           (17,333)
Loss on Disposition of Interest Rate Protection Agreements ......       --               (2,608)
Gain on Sales of Real Estate ....................................      2,376              3,649
Extraordinary Loss ..............................................       --               (9,135)
Cumulative Effect of Change in Accounting Principle .............       (858)              --
                                                                    --------           --------
Net Income ......................................................   $ 24,646           $ 22,639
                                                                    ========           ========




     On January 2, 1998, one of the Other Real Estate Partnerships, First Industrial Financing Partnership, L.P. (the "Financing Partnership") distributed 173 properties with a net book value of $387,647 to the Operating Partnership.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans, Net:

     On April 16, 1998, the Operating Partnership assumed a mortgage loan in the principal amount of $2,525 (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

       On August 31, 1998, the Operating Partnership assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI is collateralized by one property in Portland, Oregon, bears interest at a fixed rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan VI matures on November 1, 2006. The Acquisition Mortgage Loan VI may be prepaid only after September 2001 in exchange for a 3% prepayment fee.

       On August 31, 1998, the Operating Partnership assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukie, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

Senior Unsecured Debt, Net:

       On March 31, 1998, the Operating Partnership issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Operating Partnership also settled an interest rate protection agreement, in the notional amount of $100,000, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

       On July 14, 1998, the Operating Partnership issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Operating Partnership also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

       The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:


                                                                                ACCRUED INTEREST           INTEREST
                                              OUTSTANDING BALANCE AT              PAYABLE AT                 RATE AT
                                            ----------------------------   ---------------------------    ------------
                                            SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,    SEPTEMBER 30,  MATURITY
                                                1998           1997            1998           1997            1998         DATET
                                            ------------    ------------   -------------  ------------    ------------  ----------
MORTGAGE LOANS PAYABLE
CIGNA Loan ..............................    $ 35,372       $ 35,813          $   --           $   --       7.500%       4/01/03
Assumed Loans ...........................       8,736          8,950              --               --       9.250%       1/01/13
LB Mortgage Loan II .....................         705            705              --               --       8.000%            (1)
Acquisition Mortgage Loan I .............       3,929          4,135              --                 29     8.500%       8/01/08
Acquisition Mortgage Loan II ............       7,871          7,997                51               52     7.750%       4/01/06
Acquisition Mortgage Loan III ...........       3,514          3,598                26               27     8.875%       6/01/03
Acquisition Mortgage Loan IV ............       2,502           --                  19             --       8.950%       10/01/06
Acquisition Mortgage Loan VI ............       1,031(2)        --                   7             --       8.875%       11/01/06
Acquisition Mortgage Loan VII ...........       1,465(2)        --                  11             --       9.750%       3/15/02
                                             --------       --------          --------         --------
Total ...................................    $ 65,125       $ 61,198          $    114         $    108
                                             ========       ========          ========         ========

SENIOR UNSECURED DEBT
2005 Notes ..............................    $ 50,000       $ 50,000          $  1,246         $    393     6.900%       11/21/05
2006 Notes ..............................     150,000        150,000             3,500              671     7.000%       12/01/06
2007 Notes ..............................     149,954(3)     149,951             4,307            1,457     7.600%       5/15/07
2011 Notes ..............................      99,412(3)      99,377             2,786              942     7.375%       5/15/11(4)
2017 Notes ..............................      99,816(3)      99,809             2,500              479     7.500%       12/01/17
2027 Notes ..............................      99,861(3)      99,857             2,701              914     7.150%       5/15/27(5)
2028 Notes ..............................     199,766(3)        --               3,251             --       7.600%       7/15/28
2011 Drs ................................      99,763(3)        --               3,250             --       6.500%(7)    4/05/11(6)
                                             --------       --------          --------         --------
Total ...................................    $948,572       $648,994          $ 23,541         $  4,856
                                             ========       ========          ========         ========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition

Facility ................................    $128,800       $129,400          $    579         $    297     6.493%        4/01/01
                                             ========       ========          ========         ========



(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The Acquisition mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $68 and $100, respectively.
(3) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $46, $588, $184, $139, $234 and $237, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

       The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                            Amount
                           ----------
         1998              $     391
         1999                  1,647
         2000                  1,788
         2001                130,741
         2002                  3,329
         Thereafter        1,005,156
                          ----------
         Total            $1,143,052
                          ==========


       The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

       The Operating Partnership, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At September 30, 1998, the following interest rate protection agreement was outstanding:


         Notional            Origination                                                      Settlement
          Amount                 Date            Interest Rate      Valuation Basis              Date
     -----------------    -------------------    ---------------    -----------------    --------------------
     $100,000             December 19, 1997          5.994%         30-Year Treasury        January 4, 1999


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

Unit Contributions:

       During the nine months ended September 30, 1998, the Operating Partnership issued 1,440,629 Units valued, in the aggregate, at $47,507 in exchange for interests in certain properties. These contributions are reflected in the Operating Partnership's financial statements as limited partners contributions.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

5.     PARTNERS' CAPITAL, CONTINUED

       During the nine months ended September 30, 1998, certain employees of the Company exercised 103,500 employee stock options. Gross proceeds to the Company approximated $2,430. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

       During the nine months ended September 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,887 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted Common Stock had a fair value of $2,324 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Preferred Unit Contributions:

       On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $120,562 received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a general partner preferred unit contribution.

       On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $72,138 received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a general partner preferred unit contribution.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED )


6.     ACQUISITION OF REAL ESTATE

       During the nine months ended September 30, 1998, the Consolidated Operating Partnership acquired 207 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $471,434, excluding costs incurred in conjunction with the acquisition of the properties.

       Of the 207 existing industrial properties and several land parcels purchased by the Consolidated Operating Partnership during the nine months ended September 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the general partner of the Operating Partnership who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the general partner of the Operating
Partnership was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

       During the second quarter of 1998, the Operating Partnership completed an acquisition of a real estate firm for which an officer and an employee of the Operating Partnership owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2,349.

7.     SALES OF REAL ESTATE

       During the nine months ended September 30, 1998, the Consolidated Operating Partnership sold seven existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $13,533. The gain on sales of real estate was approximately $692, net of federal income taxes.

8.     SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                                         Nine Months Ended
                                                                                   -------------------------------
                                                                                   September 30,    September 30,
                                                                                        1998             1997
                                                                                   -------------    -------------
   Interest paid, net of capitalized interest ...................................   $  30,428           $   6,159
                                                                                    =========           =========
   Interest capitalized .........................................................   $   2,628           $     220
                                                                                    =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Distributions payable on  Units ..............................................   $  23,735           $  17,706
                                                                                    =========           =========

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS AND
LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS WERE EXCHANGED:
   Purchase of real estate ......................................................   $ 471,434           $ 300,845
   Accrued real estate taxes and security deposits ..............................      (4,210)             (3,158)
   Mortgage loans, net ..........................................................      (5,029)             (4,505)
   Operating Partnership Units ..................................................     (47,507)            (58,518)
                                                                                    ---------           ---------
                                                                                    $ 414,688           $ 234,664
                                                                                    =========           =========




IN CONJUNCTION WITH THE DISTRIBUTION OF 173 PROPERTIES FROM THE FINANCING PARTNERSHIP TO THE OPERATING PARTNERSHIP ON JANUARY 2, 1998, THE FOLLOWING ASSETS AND LIABILITIES WERE ASSUMED:


Investment in real estate, net ........................................        $ 382,190
Tenant accounts receivable ............................................            3,017
Deferred rent receivable ..............................................            4,689
Other assets ..........................................................            6,209
Accounts payable and accrued expenses .................................           (5,920)
Rents received in advance and security deposits .......................           (2,538)
                                                                               ---------
Investment in other real estate partnerships ..........................        $ 387,647
                                                                               =========


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


9. EARNINGS PER UNIT

      Net income per weighted average Units - Basic, is based on the weighted average Units outstanding. Net Income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:




                                                                         Nine Months    Nine Months   Three Months    Three Months
                                                                           Ended          Ended          Ended           Ended
                                                                        September 30,   September 30,  September 30,  September 30,
                                                                            1998             1997            1998        1997
                                                                        -------------   -------------  -------------  -------------
Numerator:
  Income Before Extraordinary Loss and Cumulative
    Effect of Change in Accounting Principle .......................       $ 72,859        $ 39,008        $ 25,412        $ 16,385
  Less: Preferred Distributions ....................................        (19,458)         (4,670)         (7,230)         (3,265)
                                                                           --------        --------        --------        --------
  Net Income Available to Unitholders Before
   Extraordinary Loss and Cumulative Effect of
   Change in Accounting Principle - For Basic and
   Diluted  EPU ....................................................         53,401          34,338          18,182          13,120

  Extraordinary Loss ...............................................           --            (3,428)           --              --

  Cumulative Effect of Change in Accounting Principle ..............           (719)           --              --              --
                                                                           --------        --------        --------        --------

  Net Income Available to Unitholders  For Basic
   and Diluted EPU .................................................       $ 52,682        $ 30,910        $ 18,182        $ 13,120
                                                                           ========        ========        ========        ========

Denominator:
  Weighted Average Units Basic .....................................         43,750          34,005          44,765          34,442
  Effect of Dilutive Securities:
     Employee Common Stock Options of the Company
     that result in the issuance of general
     partnership units .............................................            235             286             116             298
                                                                           --------        --------        --------        --------

  Weighted Average Units - Diluted .................................         43,985          34,291          44,881          34,740
                                                                           ========        ========        ========        ========

Basic EPU:
  Net Income Available to Unitholders Before
    Extraordinary Loss and Cumulative Effect of
    Change in Accounting Principle .................................       $   1.22        $   1.01        $    .41        $    .38
                                                                           ========        ========        ========        ========

  Extraordinary Loss ...............................................       $   --          $   (.10)       $   --          $   --
                                                                           ========        ========        ========        ========

  Cumulative Effect of Change in Accounting Principle ..............       $   (.02)       $   --          $   --          $   --
                                                                           ========        ========        ========        ========

  Net Income Available to Unitholders ..............................       $   1.20        $    .91        $    .41        $    .38
                                                                           ========        ========        ========        ========

Diluted EPU:
  Net Income Available to Unitholders Before
     Extraordinary Loss and Cumulative Effect of
     Change in Accounting Principle ................................       $   1.21        $   1.00        $    .41        $    .38
                                                                           ========        ========        ========        ========

  Extraordinary Loss ...............................................       $   --          $   (.10)       $   --          $   --
                                                                           ========        ========        ========        ========

  Cumulative Effect of Change in Accounting Principle ..............       $   (.02)       $   --          $   --          $   --
                                                                           ========        ========        ========        ========

  Net Income Available to Unitholders ..............................       $   1.20        $    .90        $    .41        $    .38
                                                                           ========        ========        ========        ========



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

     The Operating Partnership has committed to the construction of five development projects totaling approximately .5 million square feet of GLA. The estimated total construction costs are approximately $21,309. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

11.  SUBSEQUENT EVENTS

     From October 1, 1998 to November 6, 1998, the Operating Partnership acquired 15 industrial properties. The aggregate purchase price for these acquisitions totaled approximately $14,847, excluding costs incurred in conjunction with the acquisition of the properties.

     On September 28, 1998, the Operating Partnership entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Operating Partnership, through wholly owned limited liability companies, will own a 10% equity interest in the September 1998 Joint Venture and will provide property and asset management services to the September 1998 Joint Venture. On October 9, 1998, October 23, 1998 and November 6, 1998, the September 1998 Joint Venture acquired approximately $100,000, $37,000 and $62,000, respectively, of industrial properties and expects to acquire approximately an additional $101,000 of industrial properties. The acquisition of additional industrial properties is subject to, among other contingencies, due diligence and the negotiation of definitive documentation. There can be no assurance that such acquisitions will be completed. The Operating Partnership will account for the September 1998 Joint Venture under the equity method of accounting. The Operating Partnership's investment in the September 1998 Joint Venture relating to these transactions approximates $4,000.

     On October 19, 1998, the Operating Partnership paid a third quarter 1998 distribution of $.53 per Unit, totaling approximately $23,735.

     On November 5, 1998, the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Operating Partnership's expectation that it will not issue debt securities associated with the interest rate protection agreement, it is the Operating Partnership's belief that the interest rate protection agreement no longer qualifies for hedge accounting treatment under generally accepted accounting principles. As a result, the Operating Partnership will recognize an expense of approximately $8,500 associated with the termination of this interest rate protection agreement in the fourth quarter of 1998.

12.  RELATED PARTY TRANSACTIONS

     From time to time, the Operating Partnership utilizes leasing services from an entity for which one of the Company's Officers owns a 62.5% ownership interest. From January 1, 1998 through September 30, 1998, the Operating Partnership has paid approximately $200 of leasing commissions to this entity.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


13.    PRO FORMA FINANCIAL INFORMATION

       The pro forma financial information will be filed in an amendment to the Operating Partnership's Form 8-K dated November 6, 1998 as filed November
12, 1998.

                             FIRST INDUSTRIAL, L.P.
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




       First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.1% ownership interest at September 30, 1998. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.9% aggregate ownership interest at September 30, 1998.

       The Operating Partnership is the sole member of 23 limited liability companies (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The financial statements of the Operating Partnership report the L.L.C.'s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

       The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. First Industrial Securities Corporation, the general partner of the of one of the Other Real Estate Partnerships (First Industrial Securities, L.P.), also owns a preferred limited partnership interest in the First Industrial Securities L.P. which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% Series A Cumulative Preferred Stock.

       Profits, losses and distributions of the Operating Partnership, the L.L.C.'s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained within the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.'s and the Other Real Estate Partnerships.

       The following discussion and analysis of the Consolidated Operating Partnership's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

       At September 30, 1998, the Consolidated Operating Partnership owned 899 in-service properties with approximately 58.0 million square feet of gross leasable area ("GLA"), compared to 245 in-service properties with approximately
20.0 million square feet of GLA at September 30, 1997. The addition of 662 properties acquired or developed between October 1, 1997 and September 30, 1998 included the acquisitions of 478 properties totaling approximately 23.2 million square feet of GLA, the completed development of 11 properties totaling approximately 1.7 million square feet of GLA and the distribution of 173 properties from First Industrial Financing Partnership, L.P. (the "Financing Partnership") totaling approximately 13.4 million square feet of GLA. The Consolidated Operating Partnership also sold eight in-service properties totaling approximately .3 million square feet of GLA, one property held for redevelopment and several land parcels.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

       Rental income and tenant recoveries and other income increased by $149.2 million or 232.0% due primarily to the properties acquired or developed after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997). Revenues from properties owned prior to January 1, 1997, increased by approximately $.9 million or 1.0% due primarily to general rent increases.

       Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $44.3 million or 235.0% due primarily to the properties acquired or developed after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997). Expenses from properties owned prior to January 1, 1997, decreased by approximately $.1 million or .3% due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Consolidated Operating Partnership's metropolitan areas during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

       General and administrative expense increased by approximately $5.9 million, of which, approximately $4.0 million is due primarily to the additional expenses associated with managing the Consolidated Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Consolidated Operating Partnership's business. Approximately $1.9 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Consolidated Operating Partnership adopted EITF 97-11 on March 19, 1998.

       Interest expense increased by approximately $33.1 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties (between January 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       Amortization of interest rate protection agreements and deferred financing costs increased by approximately $.4 million due primarily to additional amortization of deferred financing costs related to the issuance of additional senior unsecured debt.

       Depreciation and other amortization increased by approximately $29.7 million due primarily to the additional depreciation and amortization related to the properties acquired after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       Equity in Income of Other Real Estate Partnerships increased by approximately $2.0 million due primarily to four of the Other Real Estate Partnerships having a greater amount of in-service properties for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, offset by a decrease in net income in one of the Other Real Estate Partnerships due to the distribution of 173 properties to the Operating Partnership on January 2, 1998.

      The $4.0 million gain on disposition of interest rate protection agreements for the nine months ended September 30, 1997 represents the sale of the Operating Partnership's interest rate protection agreements.

      The $.7 million gain on sales of properties, net of federal income tax, for the nine months ended September 30, 1998 resulted from the sale of seven existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $13.5 million.

      The $.5 million gain on sales of properties for the nine months ended September 30, 1997 resulted from the sale of two existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $12.5 million.

      The $3.4 million extraordinary loss for the nine months ended September 30, 1997 consists of the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in retiring the Company's $309.8 million unsecured loan from an institutional investor (the "Defeasance Loan").

      The $.7 million cumulative effect of change in accounting principle for the nine months ended September 30, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), as further discussed later in this Management's Discussion and Analysis.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Rental income and tenant recoveries and other income increased by approximately $53.1 million or 221.1% due primarily to the properties acquired or developed after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between July 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997). Revenues from properties owned prior to April 1, 1997, increased by approximately $1.3 million or 3.4% due to general rent increases and an increase in tenant recovery income charges due to an increase in property operating expenses as discussed below.

       Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $15.9 million or 238.8% due primarily to the properties acquired or developed after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between July 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997). Expenses from properties owned prior to April 1, 1997, increased by approximately $.7 million or 6.0% due to an increase in real estate tax expense and utilities expense in the majority of the Consolidated Operating Partnership's metropolitan areas during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

       General and administrative expense increased by approximately $2.6 million, of which approximately $1.8 million is due primarily to the additional expenses associated with managing the Consolidated Operating Partnership's growing operations, including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Consolidated Operating Partnership's business. Approximately $.8 million of the increase is the result of the adoption of EITF 97-11 which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Consolidated Operating Partnership adopted EITF 97-11 on March 19, 1998.

       Interest expense increased by approximately $11.6 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties (between July 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       Amortization of interest rate protection agreements and deferred financing costs increased by approximately $.1 million due primarily to additional amortization of deferred financing costs related to the issuance of additional senior unsecured debt.

       Depreciation and other amortization increased by approximately $10.4 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1997 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between July 1, 1997 and September 30, 1998, the Consolidated Operating Partnership acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       Equity in Income of Other Real Estate Partnerships decreased by approximately $4.0 million due primarily to a decrease in net income in one of the Other Real Estate Partnerships due to the distribution of 173 properties to the Operating Partnership on January 2, 1998, offset by four of the Other Real Estate Partnerships having a greater amount of in-service properties for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

       The $.6 million gain on sales of properties, net of federal income tax, for the three months ended September 30, 1998 resulted from the sale of five existing industrial properties. Gross proceeds from these sales were approximately $6.4 million.

       The $.1 million gain on sales of properties for the three months ended September 30, 1997 resulted from the sale of one land parcel. Gross proceeds from these sales were approximately $.3 million.

LIQUIDITY AND CAPITAL RESOURCES

       On September 30, 1998, the Consolidated Operating Partnership's cash and cash equivalents totaled approximately $2.6 million and restricted cash was approximately $2.1 million. Included in restricted cash was approximately $2.1 million of net proceeds from the sale of a property. These sales proceeds will be disbursed as the Operating Partnership exchanges into properties under
Section 1031 of the Internal Revenue Code.

NINE  MONTHS ENDED SEPTEMBER 30, 1998

       Net cash provided by operating activities of approximately $92.4 million for the nine months ended September 30, 1998 was comprised primarily of net income of approximately $72.1 million, adjustments for non-cash items of approximately $17.7 million and the net change in operating assets and liabilities of approximately $2.6 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, the cumulative effect of a change in accounting principle due to the adoption of SOP 98-5 (as further discussed later in this Management's Discussion and Analysis) and a provision for bad debts, offset by equity in income of Other Real Estate Partnerships, the gain on sales of real estate and the effect of the straight-lining of rental income.

       Net cash used in investing activities of approximately $520.4 million for the nine months ended September 30, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, contributions to investment in Other Real Estate Partnerships and an increase in restricted cash due to a Section 1031 exchange, offset by distributions from investment in Other Real Estate Partnerships, the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

       Net cash provided by financing activities of approximately $425.5 million for the nine months ended September 30, 1998 was comprised primarily of Unit (defined below) and preferred general partnership unit contributions, net proceeds from the issuance of senior unsecured debt, net borrowings under the Operating Partnership's $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") and net proceeds from the issuance of senior unsecured debt, offset by Unit (defined below) and preferred general partnership unit distributions and repayments on mortgage loans payable.

NINE MONTHS ENDED SEPTEMBER 30, 1997

       Net cash provided by operating activities of approximately $20.9 million for the nine months ended September 30, 1997 was comprised primarily of net income of approximately $35.6 million, adjustments for non-cash items of approximately $11.3 million and the net change in operating assets and liabilities of approximately $3.4 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, extraordinary loss and a provision for bad debts, offset by equity in income of Other Real Estate Partnerships, the gain on disposition of interest rate protection agreements, the gain on sales of real estate and the effect of the straight-lining of rental income.

       Net cash used in investing activities of approximately $563.3 million for the nine months ended September 30, 1997 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, contributions to investment in Other Real Estate Partnerships and the funding of mortgage loans receivable, offset by the proceeds from sales of real estate, distributions from investment in Other Real Estate Partnerships and the repayment of mortgage loans receivable.

       Net cash provided by financing activities of approximately $538.1 million for the nine months ended September 30, 1997 was comprised primarily of Unit (defined below) contributions, net proceeds from the issuance of senior unsecured debt, net borrowings under the Operating Partnership's $200.0 million unsecured revolving credit facility, proceeds from the Defeasance Loan, and proceeds from the sale of Interest Rate Protection Agreements, offset by Unit (defined below) and preferred general partnership unit Distributions, repayments on mortgage loans payable, promissory notes payable and the Defeasance Loan.

RATIO OF EARNINGS TO FIXED CHARGES

       The ratio of earnings to fixed charges and preferred unit distributions was 1.69 for the nine months ended September 30, 1998 compared to 2.38 for the nine months ended September 30, 1997. The decrease is primarily due to additional interest expense and preferred unit distributions incurred during the nine months ended September 30, 1998 from additional debt issued and preferred general partner contributions, respectively, to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 as discussed in "Results of Operations" above.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

       During the nine months ended September 30, 1998, the Consolidated Operating Partnership purchased 207 industrial properties and several land parcels, for an aggregate purchase price of approximately $471.4 million, excluding costs incurred in conjunction with the acquisition price.

       Of the 207 existing industrial properties and several land parcels purchased by the Consolidated Operating Partnership during the nine months ended September 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, the sole shareholders of which were a Director of the general partner of the Operating Partnership and a Director/Officer of the general partner of the Operating Partnership who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the general partner of the Operating Partnership was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

       During the second quarter of 1998, the Operating Partnership completed an acquisition of a real estate firm for which an officer and an employee of the Operating Partnership owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2.3 million.

       The Consolidated Operating Partnership has committed to the construction of five development projects totaling approximately .5 million square feet of GLA. The estimated total construction costs are approximately $21.3 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility.

       During the nine months ended September 30, 1998, the Consolidated Operating Partnership sold seven existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $13.5 million. The gain on sales of real estate was approximately $.7 million, net of federal income taxes.

       From October 1, 1998 to November 6, 1998, the Operating Partnership acquired 15 industrial properties. The aggregate purchase price for these acquisitions totaled approximately $14.8 million, excluding costs incurred in conjunction with the acquisition of the properties.

INVESTMENT IN JOINT VENTURE

     On September 28, 1998, the Operating Partnership entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Operating Partnership, through wholly owned limited liability companies, will own a 10% equity interest in the September 1998 Joint Venture and will provide property and asset management services to the September 1998 Joint Venture. On October 9, 1998, October 23, 1998 and November 6, 1998, the September 1998 Joint Venture acquired approximately $100 million, $37 million and $62 million, respectively, of industrial properties and expects to acquire approximately an additional $101 million of industrial properties. The acquisition of additional properties is subject to, among other contingencies, due diligence and the negotiation of definitive documentation. There can be no assurance that such acquisitions will be completed. The Operating Partnership will account for the September 1998 Joint Venture under the equity method of accounting. The Operating Partnership's investment in the September 1998 Joint Venture relating to these transactions approximates $4 million.

MORTGAGE LOANS AND SENIOR UNSECURED DEBT

       On April 16, 1998, the Operating Partnership assumed a mortgage loan in the principal amount of $2.5 million (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

       On August 31, 1998, the Consolidated Operating Partnership, assumed a mortgage loan in the principal amount of $1.0 million (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI is collateralized by one property in Portland, Oregon, bears interest at a fixed rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan VI matures on November 1, 2006. The Acquisition Mortgage Loan VI may be prepaid only after September 2001 in exchange for a 3% prepayment fee.

       On August 31, 1998, the Operating Partnership, assumed a mortgage loan in the principal amount of $1.4 million (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukie, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

       On March 31, 1998, the Operating Partnership issued $100.0 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Operating Partnership received approximately $2.8 million of proceeds from the Remarketing Dealer as consideration for the Call Option. The Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Operating Partnership also settled an interest rate protection agreement, in the notional amount of $100.0 million, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

       On July 14, 1998, the Operating Partnership issued $200.0 million of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Operating Partnership also settled interest rate protection agreements, in the notional amount of $150.0 million, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50.0 million of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

       On November 5, 1998, the Operating Partnership settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Operating Partnership's expectation that it will not issue debt securities associated with the interest rate protection agreement, it is the Operating Partnership's belief that the interest rate protection agreement no longer qualifies for hedge accounting treatment under generally accepted accounting principles. As a result, the Operating Partnership will recognize an expense of approximately $8.5 million associated with the termination of this interest rate protection agreement in the fourth quarter of 1998.

GENERAL PARTNERSHIP, LIMITED PARTNERSHIP AND PREFERRED GENERAL PARTNERSHIP UNIT CONTRIBUTIONS

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

Unit Contributions:

       During the nine months ended September 30, 1998, the Operating Partnership issued 1,441 Units valued, in the aggregate, at $47.5 million in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partners contributions.

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

       During the nine months ended September 30, 1998, certain employees of the Company exercised 103,500 employee stock options. Gross proceeds to the Company approximated $2.4 million. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

       During the nine months ended September 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,887 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted Common Stock had a fair value of approximately $2.3 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

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

       On March 18 1998, the Company issued 3,000,000 Depository Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depository Share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a general partner preferred unit contribution.

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

DISTRIBUTIONS

       On January 20, 1998, the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per unit, totaling approximately $22.0 million. On April 20, 1998, the Operating Partnership paid a first quarter 1998 distribution of $.53 per unit, totaling approximately $22.5 million. On July 20, 1998, the Operating Partnership paid a second quarter 1998 distribution of $.53 per unit, totaling approximately $23.6 million. On October 19, 1998, the Operating Partnership paid a third quarter 1998 distribution of $.53 per unit, totaling approximately $23.7 million.

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

       On September 30, 1998, the Operating Partnership paid a third quarter distribution of $54.688 per unit on its Series B Cumulative Preferred units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $53.906 per unit on its Series C Cumulative Preferred units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $49.687 per unit on its Series D Preferred units. On September 30, 1998, the Operating Partnership a third quarter distribution of $49.375 per unit on its Series E Preferred units. The preferred unit distributions paid on September 30, 1998 totaled, in the aggregate, approximately $7.2 million.

SHORT-TERM AND LONG-TERM LIQUIDITY NEEDS

       The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company's REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

       The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of September 30, 1998 and November 6, 1998, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At September 30, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.49%. As of November 6, 1998, the Operating Partnership had approximately $153.2 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. Along with the Consolidated Operating Partnership's current strategy of meeting long-term liquidity requirements through the issuance, from time to time, of long-term secured and unsecured indebtedness and additional equity securities, the Operating Partnership is actively considering joint ventures with various institutional partners and the disposition of select assets as additional financing strategies. On September 28, 1998, the Operating Partnership, entered into the September 1998 Joint Venture. On October 9, 1998, October 23, 1998 and November 6, 1998, the September 1998 Joint Venture obtained financing for the acquisition of approximately $100 million, $37 million and $62 million of industrial properties, respectively. The Operating Partnership expects the September 1998 Joint Venture to obtain financing for the acquisition of an additional approximately $101 million of industrial properties. Such additional financing of acquisitions by the September 1998 Joint Venture is subject to, among other contingencies, due diligence and the negotiation of definitive documentation. There can be no assurance that the September 1998 Joint Venture will be successful in obtaining such additional financing.

RELATED PARTY TRANSACTIONS

       From time to time, the Operating Partnership utilizes leasing services from an entity for which one of the Company's Officers owns a 62.5% ownership interest. From January 1, 1998 through September 30, 1998, the Operating Partnership has paid approximately $.2 million of leasing commissions to this entity.


YEAR 2000 COMPLIANCE

       The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

       The Consolidated Operating Partnership has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Consolidated Operating Partnership is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Consolidated

Operating Partnership. In addition, the Consolidated Operating Partnership is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Consolidated Operating Partnership. The Consolidated Operating Partnership has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Consolidated Operating Partnership. The Consolidated Operating Partnership is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. Of the tenant surveys processed to date, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Consolidated Operating Partnership plans to complete its assessment of Year 2000 compliance by such parties by March 31, 1999. Until such time the Consolidated Operating Partnership cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

       Because the Consolidated Operating Partnership's evaluation of its Year 2000 issues has been conducted by its own personnel or by its vendors in connection with their servicing operations, the Consolidated Operating Partnership believes that its expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material. In addition, the Consolidated Operating Partnership is not aware of any Year 2000-related conditions that it believes would likely require any material expenditures by the Consolidated Operating Partnership in the future.

       Based on its current information, the Consolidated Operating Partnership believes that the risk posed by any foreseeable Year 2000-related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors or tenants is minimal. Year 2000-related problems with the Consolidated Operating Partnership's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Consolidated Operating Partnership's operations. The Consolidated Operating Partnership believes that the risk posed by Year 2000-related problems at certain of its third-party service providers, such as its banks, payroll processor and telecommunications provider is marginally greater, though, based on its current information, the Consolidated Operating Partnership does not believe any such problems would have a material effect on its operations. Any Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Consolidated Operating Partnership's payroll and could disrupt the Consolidated Operating Partnership's internal and external communications. At this time, the Consolidated Operating Partnership has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues. In addition, the Consolidated Operating Partnership has no plans to seek independent verification or review of its assessment of its Year 2000 issues. The Consolidated Operating Partnership does intend to complete its assessment of, and to continue to monitor, its Year 2000 issues and will develop contingency plans if, and to the extent, deemed necessary.

       While the Consolidated Operating Partnership believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Consolidated Operating Partnership has been or will be successful in identifying and assessing Year 2000 issues, or that, to the extent identified, the Consolidated Operating Partnership's efforts to remediate such issues will be effective such that Year 2000 issues will not have a material adverse effect on the Consolidated Operating Partnership's business, financial condition or results of operation.

OTHER

       In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Consolidated Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No.

6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Consolidated Operating Partnership's net income available to its unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Consolidated Operating Partnership will disclose this information in its 1998 Form 10-K.

       In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Consolidated Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Consolidated Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Consolidated Operating Partnership estimates that the adoption of EITF 97-11 will result in a cumulative increase of approximately $2.5 million to $3.0 million in the amount of general and administrative expense reflected in the Consolidated Operating Partnership's consolidated statement of operations in 1998.

       In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Consolidated Operating Partnership has reported a cumulative effect of a change in accounting principle in the amount of $.7 million to reflect the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet.

       During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Consolidated Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
     During the nine months ended September 30, 1998, the Operating Partnership issued an aggregate of 1,440,629 limited partnership units having an aggregate value of $47.5 million in exchange for property or interests in entities owning property. As of November 6, 1998, the Operating Partnership has issued in 1998 an aggregate of 1,515,983 limited partnership units having an aggregate value of $49.4 million in exchange for property or interests in entities owning property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Description
-----------   -----------
      4.1     Supplemental Indenture No. 5, dated as of July 14, 1998, between
              First Industrial, L.P. and U.S. Bank Trust National Association
              relating to First Industrial, L.P.'s 7.6% Notes due July 15, 2008
              (incorporated by reference to Exhibit 4.1 of the Form 8-K of First
              Industrial, L.P. dated July 15, 1998, file No. 33-21873)
      4.2     Sixth Amended and Restated Limited Partnership Agreement of first
              Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998
              (incorporated by reference to Exhibit 10.1 of the Company's Annual
              Report on form 10-K for the year ended December 31, 1997, File No.
              1-13102)
      4.3     Sixth Amendment to the L.P. Agreement dated August 31, 1998
              (incorporated by reference to Exhibit 10.2 of the Form 10-Q of
              First Industrial Realty Trust, Inc. (the "Company") for the fiscal quarter ended September 30, 1998, File No. 1-13102)
      4.4     Seventh Amendment to the L.P. Agreement dated October 21, 1998
              (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
              Company for the fiscal quarter ended September 30, 1998, File No.
              1-13102)
      4.5     Eighth Amendment to the L.P. Agreement dated October 30, 1998
              (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
              Company for the fiscal quarter ended September 30, 1998, File No.
              1-13102
      4.6     Ninth Amendment to the L.P. Agreement dated November 5, 1998
              (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, file
              No. 1-13102)
     27.1 *   Financial Data Schedule for the Nine Months Ended September 30,
              1998

     27.2 * Financial Data Schedule for the Nine Months Ended September 30, 1997 (Restated)


----------------------
*  Filed herewith

Reports on Form 8-K

     Report on Form 8-K dated November 6, 1998, filed November 12, 1998, relating to the acquisition of 70 industrial properties by First Industrial, L.P. and the acquisition of four industrial properties by partnerships in which First Industrial, L.P. owns a 99% limited partnership interest.

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


                                FIRST INDUSTRIAL, L.P.
                                BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                ITS SOLE GENERAL PARTNER

Date: November 12, 1998         By: /s/ Michael J. Havala
                                   ---------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
      4.1     Supplemental Indenture No. 5, dated as of July 14, 1998, between
              First Industrial, L.P. and U.S. Bank Trust National Association
              relating to First Industrial, L.P.'s 7.6% Notes due July 15, 2008
              (incorporated by reference to Exhibit 4.1 of the Form 8-K of First
              Industrial, L.P. dated July 15, 1998, file No. 33-21873)
      4.2     Sixth Amended and Restated Limited Partnership Agreement of first
              Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998
              (incorporated by reference to Exhibit 10.1 of the Company's Annual
              Report on form 10-K for the year ended December 31, 1997, File No.
              1-13102)
      4.3     Sixth Amendment to the L.P. Agreement dated August 31, 1998
              (incorporated by reference to Exhibit 10.2 of the Form 10-Q of
              First Industrial Realty Trust, Inc. (the "Company") for the fiscal quarter ended September 30, 1998, File No. 1-13102)
      4.4     Seventh Amendment to the L.P. Agreement dated October 21, 1998
              (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
              Company for the fiscal quarter ended September 30, 1998, File No.
              1-13102)
      4.5     Eighth Amendment to the L.P. Agreement dated October 30, 1998
              (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
              Company for the fiscal quarter ended September 30, 1998, File No.
              1-13102
      4.6     Ninth Amendment to the L.P. Agreement dated November 5, 1998
              (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, file
              No. 1-13102)
      27.1*   Financial Data Schedule for the Nine Months ended September
              30, 1998

      27.2*   Financial Data Schedule for the Nine Months Ended September 30,
              1997 (Restated)

*Filed herewith.