Form 10-K
period 1998-12-31
FIRST INDUSTRIAL LP
filed 1999-03-31
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 1998   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________


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
                                      ---   ---

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----

PART I.

  Item 1.     Business................................................................................         3
  Item 2.     The Properties..........................................................................         6
  Item 3.     Legal Proceedings.......................................................................        28
  Item 4.     Submission of Matters to a Vote of Security Holders.....................................        28


PART II.


  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...................        29
  Item 6.     Selected Financial Data.................................................................        30
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...        33
  Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..............................        45
  Item 8.     Financial Statements and Supplementary Data.............................................        45
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures           45


PART III.


  Item 10.    Directors and Executive Officers of the Registrant......................................        46
  Item 11.    Executive Compensation..................................................................        46
  Item 12.    Security Ownership of Certain Beneficial Owners and Management..........................        46
  Item 13.    Certain Relationships and Related Transactions..........................................        46


PART IV.

  Item 14.    Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K....        47


SIGNATURES............................................................................................        51

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial, L.P. (the "Operating Partnership") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas, general accounting principles, policies and guidelines applicable to REITs and status of Year 2000 compliance. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
   GENERAL

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.0% ownership interest at December 31, 1998. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.0% interest in the Operating Partnership at December 31, 1998.

         The Operating Partnership is the sole member of limited liability companies (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc., as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through wholly owned limited liability companies in which it is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

         As of December 31, 1998, the Operating Partnership, the L.L.C.'s and FR Development Services, Inc. (hereinafter defined as "The Consolidated Operating Partnership") owned 885 in-service industrial properties, containing an aggregate of approximately 57.3 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 1998, the Other Real Estate Partnerships owned 102 in-service industrial properties, containing an aggregate of approximately 12.0 million square feet of GLA. Of the 102 industrial properties owned by the Other Real Estate Partnerships at December 31, 1998, 23 are held by the Financing Partnership, 19 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

         The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 24, 1999, the Consolidated Operating Partnership had 236 employees.

         The Consolidated Operating Partnership has grown and will seek to continue to grow through the acquisition of additional industrial properties and businesses, through the development of industrial properties and through joint venture relationships with institutional partners to invest in industrial properties.

BUSINESS OBJECTIVES AND GROWTH PLANS

         The Consolidated Operating Partnership's fundamental business objective is to maximize the total return to its partners through increases in per unit distributions and increases in the value of the Consolidated Operating Partnership's properties and operations. The Consolidated Operating Partnership's growth plan includes the following elements:


- Internal Growth. The Consolidated Operating Partnership seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

- External Growth. The Consolidated Operating Partnership seeks to grow externally through (i) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Consolidated Operating Partnership's investment parameters; (ii) the development of industrial properties; (iii) the expansion of its properties; and (iv) investments in industrial properties through joint venture relationships with institutional partners.


BUSINESS STRATEGIES

         The Consolidated Operating Partnership utilizes the following seven strategies in connection with the operation of its business:

- Organization Strategy. The Consolidated Operating Partnership implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Consolidated Operating Partnership provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Consolidated Operating Partnership believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead over many properties and by negotiating quantity purchasing discounts.

- Market Strategy. The Consolidated Operating Partnership invests mainly in markets where it can achieve size and economies of scale. Based on the size of the Consolidated Operating Partnership's and the Other Real Estate Partnerships' portfolios in their current markets, which as of December 31, 1998 averaged approximately 2.2 million square feet per market, and the experience of its managing directors, the Consolidated Operating Partnership believes that it has sufficient market presence and resources to compete effectively. As of December 31, 1998, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned portfolios in the metropolitan areas of Atlanta, Georgia; Baltimore, Maryland; Baton Rouge, Louisiana; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Dayton, Ohio; Denver, Colorado; Des Moines, Iowa; Detroit, Michigan; Grand Rapids, Michigan; Hartford, Connecticut; Houston, Texas; Indianapolis, Indiana; Louisville, Kentucky; Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; Nashville, Tennessee; New Orleans, Louisiana; Phoenix, Arizona; Portland, Oregon; Salt Lake City, Utah; St. Louis, Missouri and Tampa, Florida, as well as the regional areas of Long Island, New York and New Jersey.

- Leasing and Marketing Strategy. The Consolidated Operating Partnership has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Consolidated Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space, renewing existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Consolidated Operating Partnership also has local and national marketing programs which focus on the business and brokerage communities and national tenants.

- Acquisition Strategy. The Consolidated Operating Partnership's acquisition strategy is to acquire properties in its current markets to capitalize on local market expertise and maximize operating effectiveness and efficiencies.

- Development Strategy. Of the 987 properties in the Consolidated Operating Partnership's and the Other Real Estate Partnership's portfolio at December 31, 1998, 226 have been developed by either the Consolidated Operating Partnership, the Other Real Estate Partnerships or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Consolidated Operating Partnership formed, First Industrial Development Services, L.P., of which, the Operating Partnership has a 99% limited partnership interest, to focus on development activities.

- Disposition Strategy. The Consolidated Operating Partnership continually evaluates local market conditions and property-related factors and is actively considering disposition of select assets.

- Financing Strategy. The Consolidated Operating Partnership believes that the size of its portfolio, the diversity of its properties and tenants and the financial strength of the Consolidated Operating Partnership allow the Operating Partnership and it's general partner, the Company, access to the public capital markets which are not generally available to smaller, less diversified property owners because of the portfolio size and diversity requirements.


RECENT DEVELOPMENTS

         In 1998, the Consolidated Operating Partnership acquired or completed development of 227 properties and several parcels of land for a total estimated investment of approximately $484.2 million (approximately $49.4 million of which was issued as limited partnership interests in the Operating Partnership ("Units")). The Consolidated Operating Partnership also sold 36 in-service properties and several parcels of land for approximately $77.7 million of gross proceeds. In addition, on January 2, 1998, the Financing Partnership distributed 173 industrial properties with a net book value of approximately $387.6 million to the Operating Partnership.

         During 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $300.0 million of senior unsecured debt with maturity dates ranging from 2011 to 2028.

         On February 4, 1998, the Company issued 5,000,000 Depositary shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") at an initial offering price of $25 per depositary share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a preferred general partner unit contribution.

         On March 18, 1998, the Company issued 3,000,000 Depositary shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock") at an initial offering price of $25 per depositary share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a preferred general partner unit contribution.

         On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The net proceeds of approximately $33.1 million received from the April 1998 Equity Offering were contributed to the Operating Partnership in exchange for 1,112,644 Units in the Operating Partnership and are reflected in the Consolidated Operating Partnership's financial statements as a general partner unit contribution.

         In 1998, the Operating Parthership issued in the aggregate, 1,515,983 Units valued at approximately $49.4 million.

         On September 28, 1998, the Consolidated Operating Partnership, through a wholly owned limited liability company in which the sole member is the Operating Partnership, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly owned limited liability companies in which the sole member is the Operating Partnership, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. As of December 31, 1998, the September 1998 Joint Venture owned 130 industrial properties comprising approximately 6.3 million square feet of GLA.

         During the period January 1, 1999 through March 24, 1999, the Consolidated Operating Partnership acquired or completed the development of three industrial properties for a total estimated investment of approximately $16.8 million. The Consolidated Operating Partnership also sold eight industrial properties for approximately $19.1 million of gross proceeds.

FUTURE PROPERTY ACQUISITIONS, DEVELOPMENTS AND PROPERTY SALES

         The Consolidated Operating Partnership has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible acquisitions and developments of certain industrial properties located in the Consolidated Operating Partnership's current markets.

         The Consolidated Operating Partnership also has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Consolidated Operating Partnership's current portfolio.

         When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, the Consolidated Operating Partnership will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the potential for capital appreciation of the property;
(iv) the ability of the Consolidated Operating Partnership to improve the property's performance through renovation; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by tenants for properties of a similar type in the vicinity; and (ix) competition from existing properties and the potential for the construction of new properties in the area.


                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 1998, the occupancy rates for industrial properties in the United States have ranged from 91.6% to 93.1%, with an occupancy rate of 91.8% at December 31, 1998.

ITEM 2.  THE PROPERTIES

GENERAL

         At December 31, 1998, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 987 in-service properties (885 of which were owned by the Consolidated Operating Partnership and 102 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
69.3 million square feet of GLA in 25 states (57.3 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and
12.0 million square feet of which comprised the properties owned by the Other Real Estate Partnerships), with a diverse base of more than 3,000 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The median age of the Consolidated Operating Partnership's and the Other Real Estate Partnership's properties on a combined basis as of December 31, 1998 was approximately 15 years.

         The Consolidated Operating Partnership and the Other Real Estate Partnerships classify their properties into five industrial categories: Light Industrial, R&D/flex, bulk warehouse, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Consolidated Operating

Partnership and the Other Real Estate Partnerships have used what they feel is the most dominant characteristic to categorize the property.

         The following tables summarize certain information as of December 31, 1998 with respect to the properties owned by the Consolidated Operating Partnership, each of which is wholly owned. Information in the tables excludes properties under development at December 31, 1998.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                PROPERTY SUMMARY

                         Light Industrial           R&D/ FLEX          Bulk Warehouse      Regional Warehouse      Manufacturing
                      ----------------------  -------------------- ---------------------  --------------------- --------------------
                                   Number of             Number of             Number of              Number of            Number of
Metropolitan Area         GLA     Properties     GLA    Properties     GLA    Properties     GLA     Properties    GLA    Properties
-----------------     ----------  ----------  --------- ---------- ---------- ----------  ---------  ---------- --------- ----------
Atlanta                  398,882           7        ---        ---  2,860,554         11    255,846           3   596,750          5
Baltimore                525,686           8        ---        ---    171,000          1        ---         ---       ---        ---
Baton Rouge              116,347           3        ---        ---    108,800          1        ---         ---       ---        ---
Chicago                1,500,265          25    165,170          4  2,973,558         14     87,548           2 1,069,167          6
Cincinnati               445,595           7        ---        ---    800,080          3        ---         ---   570,000          1
Cleveland                201,116           6    102,500          1        ---        ---     51,525           1       ---        ---
Columbus                  56,849           1    217,612          2  1,653,534          4        ---         ---   255,470          1
Dallas                   753,653          21    118,618          4    698,543          4     65,700           1   224,984          2
Dayton                   322,746           6     20,000          1        ---        ---        ---         ---       ---        ---
Denver                 1,887,857          46  1,856,512         48    202,939          2    301,131           5       ---        ---
Des Moines                54,000           1        ---        ---    879,043          5        ---         ---       ---        ---
Detroit                2,495,896          97    656,092         21  2,486,937         14    777,451          18    17,240          1
Grand Rapids             514,816          11     10,000          1  1,436,855          7        ---         ---   413,500          1
Hartford                 441,800          10        ---        ---    143,391          1        ---         ---    84,000          1
Houston                  484,981           7     95,073          1  1,521,877         11    372,585           5       ---        ---
Indianapolis             727,980          16     62,200          5  1,319,965          7    211,360           6    54,000          1
Long Island            2,080,694          40    560,460          4  1,358,593          8    162,871           3    62,898          1
Milwaukee                347,259           7     37,765          1        ---        ---     39,800           1    39,468          1
Minneapolis/St. Paul   1,276,669          24    805,494         12    976,594          4    537,033           5 1,134,931         15
Nashville                334,063           7        ---        ---  1,175,376          6        ---         ---   109,058          1
N. New Jersey          1,071,825          34    349,146         10    264,426          2    192,153           3       ---        ---
New Orleans              342,287           9    169,801          5        ---        ---     40,500           1       ---        ---
Phoenix                   87,462           2     99,418          1    174,854          1    261,156           3       ---        ---
Portland                 809,706          34     53,021          2        ---        ---        ---         ---       ---        ---
Salt Lake City           590,853          40     91,152          5        ---        ---        ---         ---       ---        ---
S. New Jersey            948,723          23        ---        ---    321,406          2    129,971           2    22,738          1
St. Louis                540,180          11        ---        ---    589,158          4        ---         ---       ---        ---
Tampa                    350,741          10    286,671         14    213,744          2    243,840           5       ---        ---
Other (a)                 25,254           1        ---        ---    710,755          6     50,000           1   346,103          6
                      ----------  ----------  --------- ---------- ---------- ----------  ---------  ---------- --------- ----------
     Total            19,734,185         514  5,756,705        142 23,041,982        120  3,780,470          65 5,000,307         44
                      ==========  ==========  ========= ========== ========== ==========  =========  ========== ========= ==========

(a) Properties are located in Denton and Abilene, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

                       CONSOLIDATED OPERATING PARTNERSHIP
                            PROPERTY SUMMARY TOTALS


                                                                   TOTALS
                             ----------------------------------------------------------------------------------
                                                                           AVERAGE               GLA AS A % OF
                                                   NUMBER OF             OCCUPANCY AT                 TOTAL
METROPOLITAN AREA                  GLA             PROPERTIES              12/31/98                PORTFOLIO
---------------------        --------------     ----------------         -------------          ---------------
Atlanta                           4,112,032             26                    96%                    7.2%
Baltimore                           696,686              9                    99%                    1.2%
Baton Rouge                         225,147              4                    97%                    0.4%
Chicago                           5,795,708             51                    94%                   10.1%
Cincinnati                        1,815,675             11                    98%                    3.2%
Cleveland                           355,141              8                    99%                    0.6%
Columbus                          2,183,465              8                    98%                    3.8%
Dallas                            1,861,498             32                    96%                    3.2%
Dayton                              342,746              7                    96%                    0.6%
Denver                            4,248,439            101                    97%                    7.4%
Des Moines                          933,043              6                   100%                    1.6%
Detroit                           6,433,616            151                    95%                   11.2%
Grand Rapids                      2,375,171             20                    99%                    4.1%
Hartford                            669,191             12                    94%                    1.2%
Houston                           2,474,516             24                    92%                    4.3%
Indianapolis                      2,375,505             35                    98%                    4.1%
Long Island                       4,225,516             56                    93%                    7.4%
Milwaukee                           464,292             10                    99%                    0.8%
Minneapolis/St. Paul              4,730,721             60                    96%                    8.3%
Nashville                         1,618,497             14                    99%                    2.8%
N. New Jersey                     1,877,550             49                    86%                    3.3%
New Orleans                         552,588             15                    93%                    1.0%
Phoenix                             622,890              7                    88%                    1.1%
Portland                            862,727             36                    98%                    1.5%
Salt Lake City                      682,005             45                    87%                    1.2%
S. New Jersey                     1,422,838             28                    96%                    2.5%
St. Louis                         1,129,338             15                    92%                    2.0%
Tampa                             1,094,996             31                    94%                    1.9%
Other (a)                         1,132,112             14                    96%                    2.0%
                             --------------     ----------------         -------------          ---------------
   Total or Average              57,313,649            885                    95%                    100%
                             ==============     ================         =============          ===============

     (a) Properties are located in Denton and Abilene, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

         The following tables summarize certain information as of December 31, 1998 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly owned.

                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY

                         Light Industrial           R&D/ FLEX          Bulk Warehouse       Regional Warehouse     Manufacturing
                      ----------------------  -------------------- ---------------------  --------------------- --------------------
                                   Number of             Number of             Number of              Number of            Number of
Metropolitan Area         GLA     Properties     GLA    Properties     GLA    Properties     GLA     Properties    GLA    Properties
-----------------     ----------  ----------  --------- ---------- ---------- ----------  ---------  ---------- --------- ----------
Atlanta                   59,959           1    153,508          4        ---        ---        ---         ---       ---        ---
Baltimore                 65,860           1     78,421          1        ---        ---        ---         ---       ---        ---
Central                  511,270           7    288,938          6  3,265,006         13    117,579           3       ---        ---
 Pennsylvania
Chicago                  150,554           3     49,730          1    760,587          4        ---         ---   323,425          1
Des Moines                75,072           3        ---        ---        ---        ---     88,000           1       ---        ---
Detroit                  422,614           9     33,092          2        ---        ---     66,395           1       ---        ---
Grand Rapids              80,000           1        ---        ---    822,500          5        ---         ---    31,750          1
Indianapolis                 ---         ---        ---        ---  1,763,853          5        ---         ---       ---        ---
Louisville                   ---         ---        ---        ---    532,400          1        ---         ---       ---        ---
Milwaukee                    ---         ---        ---        ---        ---        ---        ---         ---   468,000          1
Minneapolis/              78,741           1        ---        ---        ---        ---     75,939           1   541,193          3
 St. Paul
Nashville                    ---         ---        ---        ---    160,661          1        ---         ---       ---        ---
Philadelphia             253,810          11    117,873          3    110,000          1     46,750           1    56,827          2
St. Louis                    ---         ---        ---        ---    245,000          2        ---         ---       ---        ---
Tampa                        ---         ---     44,427          1        ---        ---        ---         ---       ---        ---
                      ----------  ----------  --------- ---------- ---------- ----------  ---------  ---------- --------- ----------
     Total             1,697,880          37    765,989         18  7,660,007         32    394,663           7 1,421,195          8
                      ==========  ==========  ========= ========== ========== ==========  =========  ========== ========= ==========

                         OTHER REAL ESTATE PARTNERSHIPS
                            PROPERTY SUMMARY TOTALS



                                                                   TOTALS
                             ----------------------------------------------------------------------------------
                                                                           AVERAGE                 GLA AS A%
                                                   NUMBER OF             OCCUPANCY AT              OF TOTAL
METROPOLITAN AREA                  GLA             PROPERTIES              12/31/98                PORTFOLIO
---------------------        --------------     ----------------         -------------          ---------------
Atlanta                             213,467              5                    94%                     1.8%
Baltimore                           144,281              2                   100%                     1.2%
Central Pennsylvania              4,182,793             29                    93%                    35.0%
Chicago                           1,284,296              9                    99%                    10.8%
Des Moines                          163,072              4                    96%                     1.4%
Detroit                             522,101             12                   100%                     4.4%
Grand Rapids                        934,250              7                   100%                     7.8%
Indianapolis                      1,763,853              5                    90%                    14.8%
Louisville                          532,400              1                   100%                     4.5%
Milwaukee                           468,000              1                   100%                     3.9%
Minneapolis/St. Paul                695,873              5                    97%                     5.8%
Nashville                           160,661              1                   100%                     1.3%
Philadelphia                        585,260             18                    89%                     4.9%
St. Louis                           245,000              2                    41%                     2.0%
Tampa                                44,427              1                   100%                     0.4%
                             --------------     ----------------         -------------          ---------------
   Total or Average              11,939,734            102                    94%                   100.0%
                             ==============     ================         =============          ===============

PROPERTY ACQUISITION ACTIVITY

         During 1998, the Consolidated Operating Partnership completed 39 separate property acquisition transactions totaling approximately 10.9 million square feet of GLA at a total purchase price of approximately $447.0 million, or $41.14 per square foot. The 220 properties acquired have the following characteristics:

                                    NUMBER OF                                                     OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA                 PROPERTY TYPE             AT 12/31/98    ACQUISITION DATE
      --------------------------   -----------   ----------  ----------------------------------  -------------   ----------------
      Chicago, IL                       1            53,500           Light Industrial                100%       January 9, 1998
      Chicago, IL                       6           353,048   Light Industrial/Bulk Warehouse/         88%       January 12, 1998
                                                                 Regional Warehouse/R&D Flex
      Minneapolis, MN                   4           318,013             Manufacturing                  90%       January 15, 1998
      Chicago, IL                       1           288,000            Bulk Warehouse                 100%       January 16, 1998
      Salt Lake City, UT                9           183,772       Light Industrial/R&D Flex            84%       January 28, 1998
      Denver, CO                       10           448,186               R&D Flex                    100%       January 29, 1998
      Chicago, IL                       4           309,386    Light Industrial/Bulk Warehouse         82%       January 30, 1998
      Cincinnati, OH                    1            69,220           Light Industrial                100%       February 11, 1998
      Long Island, NY                   1            42,700           Light Industrial                100%       March 3, 1998
      Grand Rapids, MI                  2            75,200           Light Industrial                100%       March 12, 1998
      Chicago, IL                       1           200,000             Manufacturing                 100%       March 17, 1998
      Columbus, OH                      2           217,612               R&D Flex                    100%       March 17, 1998
      Long Island, NY                   1            60,000           Light Industrial                100%       March 23, 1998
      Detroit, MI                       1            66,132          Regional Warehouse               100%       March 24, 1998
      Detroit, MI                       7           382,063   Light Industrial/Bulk Warehouse/        100%       March 25, 1998
                                                                          R&D Flex
      Atlanta, GA                       1           123,808            Bulk Warehouse                 100%       March 27, 1998
      Grand Rapids, MI                  1           423,230            Bulk Warehouse                 100%       March 31, 1998
      Long Island, NY                   1            99,600           Light Industrial                100%       April 1, 1998
      Hartford, CT                     11           525,800    Light Industrial/Manufacturing          98%       April 1, 1998
      Long Island, NY                   1           325,000            Bulk Warehouse                 100%       April 1, 1998
      Detroit, MI                      39           856,910    Light Industrial/Manufacturing/         92%       April 3, 1998
                                                                 R&D Flex/Regional Warehouse
      Southern New Jersey  (a)         29         1,531,588   Light Industrial/Bulk Warehouse/         96%       April 6, 1998
                                                                   Manufacturing/Regional
                                                                         Warehouse
      Denver, CO                        1           102,839            Bulk Warehouse                 100%       April 14, 1998
      Columbus, OH                      1           300,200            Bulk Warehouse                 100%       April 14, 1998
      Baltimore, MD                     9           696,686    Light Industrial/Bulk Warehouse         99%       April 15, 1998
      Chicago, IL                       1            56,400           Light Industrial                100%       May 14, 1998
      Tampa, FL  (b)                    9           135,662       Light Industrial/R&D Flex           N/A        May 20, 1998
      Detroit, MI  (b)                  5           147,725               R&D Flex                    N/A        May 20, 1998
      Chicago, IL  (b)                  1           191,145           Light Industrial                N/A        June 10, 1998
      Denver, CO                        1           292,471           Light Industrial                100%       June 23, 1998
      Chicago, IL  (b)                  1            84,760           Light Industrial                N/A        June 30, 1998
      Atlanta, GA  (b)                  3           347,056   Light Industrial/Bulk Warehouse/        N/A        July 7, 1998
                                                                     Regional Warehouse
      Chicago, IL  (b)                  1           200,000            Bulk Warehouse                 N/A        July 24, 1998
      Phoenix, AZ                       2            87,462           Light Industrial                 60%       August 14, 1998
      Long Island, NY  (b)              1            50,338           Light Industrial                N/A        August 18, 1998
      Portland, OR                     36           856,516       Light Industrial/R&D Flex            98%       August 31, 1998
      Long Island, NY                   1            52,329           Light Industrial                 54%       October 21, 1998
      Dayton, OH                        1            20,000               R&D Flex                    100%       October 30, 1998
      Dallas, TX                       12           291,168       Light Industrial/R&D Flex            99%       November 4, 1998
                                   -----------   ----------
                    Total             220        10,865,525
                                   ===========   ==========

(a)  One property comprising 109,771 square feet was sold on April 6, 1998.

(b) Properties were sold to the September 1998 Joint Venture in the fourth quarter of 1998.

         During 1998, the Other Real Estate Partnerships completed eight separate property acquisition transactions totaling approximately 1.4 million square feet of GLA at a total purchase price of approximately $44.5 million, or $31.73 per square foot. The 27 properties acquired have the following characteristics:

                                    NUMBER OF                                                     OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA                 PROPERTY TYPE             AT 12/31/98    ACQUISITION DATE
      --------------------------   -----------   ----------  ----------------------------------  -------------   ----------------
      Indianapolis, IN                  1          181,950             Bulk Warehouse                 100%       March 4, 1998
      Philadelphia, PA                 16          534,360    Light Industrial/Bulk Warehouse/         89%       March 12, 1998
                                                                 Regional Warehouse/R&D Flex
                                                                       /Manufacturing
      Des Moines, IA                    3           75,072            Light Industrial                 92%       April 1, 1998
      Chicago, IL                       1          284,135             Bulk Warehouse                 100%       April 9, 1998
      Baltimore, MD                     2          144,281        Light Industrial/R&D Flex           100%       April 15, 1998
      Des Moines, IA                    1           88,000           Regional Warehouse               100%       June 10, 1998
      Tampa, FL                         1           44,427                R&D Flex                    100%       July 16, 1998
      Philadelphia, PA                  2           50,900            Light Industrial                 88%       September 30, 1998
                                   -----------   ----------
                    Total              27        1,403,125
                                   ===========   ==========

PROPERTY DEVELOPMENT ACTIVITY

         During 1998, the Consolidated Operating Partnership completed seven developments totaling approximately 1.0 million square feet of GLA at a total cost of approximately $37.2 million, or $36.50 per square foot. The developed properties have the following characteristics:


                                                                                OCCUPANCY
     METROPOLITAN AREA           GLA                  PROPERTY TYPE             at 12/31/98      ACQUISITION DATE
--------------------------   -----------   --------------------------------   --------------   --------------------
Detroit, MI                       268,800            Bulk Warehouse                 100%       June 22, 1998
Detroit, MI                        77,508            Light Industrial               100%       June 26, 1998
Hartford, CT                      143,391            Bulk Warehouse                  80%       July 1, 1998
Tampa, FL                          21,778            Light Industrial               100%       September 1, 1998
Cincinnati, OH                    112,500            Bulk Warehouse                  79%       September 15, 1998
Long Island, NY                   215,000            Light Industrial                82%       September 24, 1998
Atlanta, GA                       180,000            Bulk Warehouse                 100%       October 1, 1998
                             ------------
             Total              1,018,977
                             ============

         During 1998, the Other Real Estate Partnerships completed five developments and two expansions totaling approximately 1.6 million square feet of GLA at a total cost of approximately $48.7 million, or $30.94 per square foot. The developed properties have the following characteristics:

                                                                                OCCUPANCY
     METROPOLITAN AREA           GLA                  PROPERTY TYPE             at 12/31/98      ACQUISITION DATE
--------------------------   -----------   --------------------------------   --------------   --------------------
Detroit, MI (a)                   70,000             Light Industrial              100%        February 1, 1998
Milwaukee, WI                    466,301             Manufacturing                 100%        March 2, 1998
Jefferson, IN                    532,400             Bulk Warehouse                100%        May 1, 1998
Indianapolis, IN                  60,000             Bulk Warehouse                100%        September 30, 1998
Central, PA                      242,824             Bulk Warehouse                100%        September 30, 1998
Central PA  (a)                  101,620             Light industrial              100%        October 1, 1998
Indianapolis, IN                 100,000             Bulk Warehouse                100%        November 1, 1998
                             -----------
                      Total    1,573,145
                             ===========

(a)  Expansion

        At December 31, 1998, the Consolidated Operating Partnership had seven projects under development, with an estimated completion GLA of .9 million square feet and an estimated completion cost of approximately $30.3 million.

        At December 31, 1998, the Other Real Estate Partnerships had 13 projects under development, with an estimated completion GLA of 1.6 million square feet and an estimated completion cost of approximately $71.6 million.

PROPERTY SALES

        During 1998, the Consolidated Operating Partnership sold 36 in-service properties totaling approximately 1.6 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $77.7 million. The sold in-service properties have the following characteristics:

       METROPOLITAN AREA                         GLA                PROPERTY TYPE           SALE DATE
       -----------------------------       ----------------    -------------------------    -------------------------
       Livonia, MI                                  38,500         Light Industrial         January 7, 1998
       Cherry Hill, NJ                             109,771          Bulk Warehouse          April 6, 1998
       Byron, MI                                    16,000         Light Industrial         July 21, 1998
       Madison Heights, MI                          29,550         Light Industrial         July 30, 1998
       Chicago, IL                                  80,400         Light Industrial         September 2, 1998
       Denver, CO                                   43,720             R&D Flex             September 8, 1998
       Chicago, IL   (a)                           200,000         Bulk Warehouse           October 6, 1998
       Chicago, IL   (a)                           191,145         Light Industrial         October 6, 1998
       Detroit, MI   (a)                           147,725             R&D Flex             November 5, 1998
       Long Island, NY  (a)                         50,338         Light Industrial         November 19, 1998
       Chicago, IL  (a)                             84,760         Light Industrial         November 19, 1998
       Atlanta, GA  (a)                            347,056         Light Industrial/        November 19, 1998
                                                                   Bulk Warehouse/
                                                                  Regional Warehouse
       Tampa, FL  (a)                              135,662         Light Industrial/        November 19, 1998
                                                                       R&D Flex
       Englewood, CO                                64,733         Light Industrial         December 11, 1998
       Farmington Hills, MI                          7,306         Light Industrial         December 15, 1998
       Hamilton, NJ                                 37,406         Light Industrial         December 30, 1998
       Olivette, MO                                 31,500         Manufacturing            December 30, 1998
       Denver, CO                                   28,600         Light Industrial         December 31, 1998
                                           ---------------
                              Total              1,644,172
                                           ================

       (a)   Properties were sold to the September 1998 Joint Venture

        During 1998, the Other Real Estate Partnerships sold five in-service properties totaling approximately .4 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $22.2 million. The sold in-service properties have the following characteristics:

       METROPOLITAN AREA                         GLA                PROPERTY TYPE           SALE DATE
       -----------------------------       ----------------    -------------------------    -------------------------
       Reading, PA                                 100,000         Bulk Warehouse           March 5, 1998
       Allentown, PA                               101,750         Light Industrial         March 5, 1998
       Allentown, PA                                43,425         Light Industrial         March 5, 1998
       Reading, PA                                  69,190         Bulk Warehouse           March 5, 1998
       Lebanon, PA                                  88,400         Bulk Warehouse           March 11, 1998
                                           ---------------
                              Total                402,765
                                           ================

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

        During the period January 1, 1999 through March 24, 1999, the Consolidated Operating Partnership acquired or completed development of three industrial properties for a total estimated investment of approximately $16.8 million. The Consolidated Operating Partnership also sold eight industrial properties for approximately $19.1 million of gross proceeds.

        During the period January 1, 1999 through March 24, 1999, the Other Real Estate Partnerships acquired one industrial property and one land parcel for a total estimated investment of approximately $11.2 million.

DETAIL PROPERTY LISTING

        The following table lists all of the Consolidated Operating Partnership's properties as of December 31, 1998, by geographic market area.

                                PROPERTY LISTING

                                    LOCATION                   YEAR BUILT                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS             CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA        12/31/98
      ----------------             ----------   ------------   ----------   -------------      -------      ---        --------
ATLANTA
-------
1650 GA Highway 155                McDonough, GA                 1991       Bulk Warehouse       12.80    228,400       100%
415 Industrial Park Road           Cartersville, GA              1986       Manufacturing         9.27    119,657       100%
434 Industrial Park Road           Cartersville, GA              1988       Manufacturing         8.07     57,493       100%
435 Industrial Park Road           Cartersville, GA              1986       Reg. Warehouse        8.03     71,000       100%
14101 Industrial Park Blvd.        Covington, GA                 1984       Light Industrial      9.25     92,160       100%
801-804 Blacklawn Road             Conyers, GA                   1982       Bulk Warehouse        6.67    111,090       100%
1665 Dogwood Drive                 Conyers, GA                   1973       Manufacturing         9.46    198,000       100%
1715 Dogwood Drive                 Conyers, GA                   1973       Manufacturing         4.61    100,000       100%
11235 Harland Drive                Covington, GA                 1988       Light Industrial      5.39     32,361       100%
700 Westlake Parkway               Atlanta, GA                   1990       Light Industrial      3.50     56,400       100%
800 Westlake Parkway               Atlanta, GA                   1991       Bulk Warehouse        7.40    132,400        80%
4050 Southmeadow Parkway           Atlanta, GA                   1991       Reg. Warehouse        6.60     87,328       100%
4051 Southmeadow Parkway           Atlanta, GA                   1989       Bulk Warehouse       11.20    171,671       100%
4071 Southmeadow Parkway           Atlanta, GA                   1991       Bulk Warehouse       17.80    209,918       100%
4081 Southmeadow Parkway           Atlanta, GA                   1989       Bulk Warehouse       12.83    254,172       100%
1875 Rockdale Industrial Blvd.     Conyers, GA                   1966       Manufacturing         5.70    121,600       100%
3312 N. Berkeley Lake Road         Duluth, GA                    1969       Bulk Warehouse       52.11  1,040,276       100%
370 Great Southwest Pkway (k)      Atlanta, GA                   1986       Light Industrial      8.06    150,536        80%
3495 Bankhead Highway (k)          Atlanta, GA                   1986       Bulk Warehouse       20.50    408,819        70%
955 Cobb Place                     Kennesaw, GA                  1991       Reg. Warehouse        8.73     97,518       100%
6105 Boatrock Boulevard            Atlanta, GA                   1972       Light Industrial      1.79     32,000       100%
1640 Sands Place                   Marietta, GA                  1977       Light Industrial      1.97     35,425       100%
7000 Highland Parkway              Smyrna, GA                    1998       Bulk Warehouse       10.00    123,808       100%
2084 Lake Industrial Court         Conyers, GA                   1998       Bulk Warehouse       13.74    180,000       100%
                                                                                                        ----------     -------
                                                                            SUBTOTAL OR AVERAGE         4,112,032        96%
                                                                                                        ----------     -------
BALTIMORE
---------
3431 Benson                        Baltimore, MD                 1988       Light Industrial      3.48     60,400       100%
1801 Portal                        Baltimore, MD                 1987       Light Industrial      3.72     57,600       100%
1811 Portal                        Baltimore, MD                 1987       Light Industrial      3.32     60,000       100%
1831 Portal                        Baltimore, MD                 1990       Light Industrial      3.18     46,522       100%
1821 Portal                        Baltimore, MD                 1986       Light Industrial      4.63     86,234       100%
1820 Portal                        Baltimore, MD      (g)        1982       Bulk Warehouse        6.55    171,000       100%
4845 Governers Way                 Frederick, MD                 1988       Light Industrial      5.47     83,064       100%
8900 Yellow Brick Road             Baltimore, MD                 1982       Light Industrial      5.80     60,000       100%
7476 New Ridge                     Hanover, MD                   1987       Light Industrial     18.00     71,866        89%
                                                                                                        ----------     -------
                                                                            SUBTOTAL OR AVERAGE           696,686        99%
                                                                                                        ----------     -------
BATON ROUGE
-----------
11200 Industriplex Blvd.           Baton Rouge, LA               1986       Light Industrial      3.00     42,355       100%
11441 Industriplex Blvd.           Baton Rouge, LA               1987       Light Industrial      2.40     35,596        81%
11301 Industriplex Blvd.           Baton Rouge, LA               1985       Light Industrial      2.50     38,396       100%
6565 Exchequer Drive               Baton Rouge, LA               1986       Bulk Warehouse        5.30    108,800       100%
                                                                                                        ----------     -------
                                                                            SUBTOTAL OR AVERAGE           225,147        97%
                                                                                                        ----------     -------
CHICAGO
-------
1330 West 43rd Street              Chicago, IL                   1977       Bulk Warehouse        4.25    109,728       100%
2300 Hammond Drive                 Schaumburg, IL                1970       Light Industrial      4.13     77,000       100%
6500 North Lincoln Avenue          Lincolnwood, IL              1965/88     Light Industrial      2.52     63,050        62%
3600 West Pratt Avenue             Lincolnwood, IL              1953/88     Bulk Warehouse        6.35    205,481       100%
917 North Shore Drive              Lake Bluff, IL                1974       Light Industrial      4.27     84,575       100%
6750 South Sayre Avenue            Bedford Park, IL              1975       Light Industrial      2.51     63,383       100%
585 Slawin Court                   Mount Prospect, IL            1992       R&D/Flex              3.71     38,150       100%
2300 Windsor Court                 Addison, IL                   1986       Bulk Warehouse        6.80    105,100        81%
3505 Thayer Court                  Aurora, IL                    1989       Light Industrial      4.60     64,220       100%
3600 Thayer Court                  Aurora, IL                    1989       Light Industrial      6.80     67,058       100%
736-776 Industrial Drive           Elmhurst, IL                  1975       Light Industrial      3.79     80,520       100%
5310-5352 East Avenue              Countryside, IL               1975       Light Industrial      4.77     88,042       100%
12330-12358 South LaTrobe          Alsip, IL                     1975       Light Industrial      3.71     85,390        92%
305-311 Era Drive                  Northbrook, IL                1978       Light Industrial      1.82     27,549       100%
700-714 Landwehr Road              Northbrook, IL                1978       Light Industrial      1.99     41,835        91%
4330 South Racine Avenue           Chicago, IL                   1978       Manufacturing         5.57    168,000       100%
13040 S. Crawford Avenue           Alsip, IL                     1976       Bulk Warehouse       15.12    400,076       100%
12241 Melrose Street               Franklin Park, IL             1969       Light Industrial      2.47     77,031       100%
7200 S. Leamington                 Bedford Park, IL              1950       Bulk Warehouse       12.24    310,752       100%


                               LOCATION                      YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE      ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/98
      ----------------        ----------      ------------   ----------   -------------      -------      ---      --------
CHICAGO (CONT.)
-------
12301-12325 S. Laramie        Alsip, IL                        1975       Bulk Warehouse        8.83                  100%
Avenue                                                                                                  204,586
6300 West Howard Street       Niles, IL                       1956/64     Manufacturing        19.50    364,000       100%
301 Hintz                     Wheeling, IL                     1960       Manufacturing         2.51     43,636       100%
301 Alice                     Wheeling, IL                     1965       Light Industrial      2.88     65,450       100%
410 West 169th Street         South Holland, IL                1974       Bulk Warehouse        6.40                  100%
                                                                                                        151,436
1001 Commerce Court           Buffalo Grove, IL                1989       Light Industrial      5.37     84,956       100%
11939 South Central Avenue    Alsip, IL                        1972       Bulk Warehouse       12.60    320,171       99%
405 East Shawmut              LaGrange, IL                     1965       Light Industrial      3.39     59,075       100%
2201 Lunt                     Elk Grove Village, IL            1963       Bulk Warehouse        7.98    212,040       85%
1010-50 Sesame Street         Bensenville, IL    (d)           1976       Manufacturing         8.00    252,000       100%
5555 West 70th Place          Bedford Park, IL                 1973       Manufacturing         2.50     41,531       100%
3200-3250 South St. Louis     Chicago, IL                      1968       Light Industrial      8.66     74,685       100%
(k)
3110-3130 South St. Louis     Chicago, IL                      1968       Light Industrial      4.00     23,254       100%
7301 South Hamlin             Chicago, IL                     1975/86     Light Industrial      1.49     56,017       100%
7401 South Pulaski            Chicago, IL                     1975/86     Bulk Warehouse        5.36    213,670       99%
3900 West 74th Street         Chicago, IL                     1975/86     Reg. Warehouse        2.13     66,000       100%
7501 South Pulaski            Chicago, IL                     1975/86     Bulk Warehouse        3.88                   0%
                                                                                                        145,714
396 Fenton Lane               West Chicago, IL                 1987       R&D/Flex              2.74     36,480       100%
400 Wegner Drive              West Chicago, IL                 1988       Light Industrial      1.33     22,480       100%
450 Fenton Lane               West Chicago, IL                 1990       R&D/Flex              2.74     35,880       61%
1275 Roosevelt Road           West Chicago, IL                 1986       R&D/Flex              5.50     54,660       85%
385 Fenton Lane               West Chicago, IL                 1990       Bulk Warehouse        6.79    182,000       100%
505 Wegner Drive              West Chicago, IL                 1988       Reg. Warehouse        1.92     21,548        0%
335 Crossroad Parkway         Bolingbrook, IL                  1996       Bulk Warehouse       12.86    288,000       100%
10435 Seymour Avenue          Franklin Park, IL                1967       Light Industrial      1.85     53,500       100%
905 Paramount                 Batavia, IL                      1977       Light Industrial      2.60     60,000       33%
1005 Paramount                Batavia, IL                      1978       Light Industrial      2.50     64,787       100%
34-45 Lake Street             Northlake, IL                    1978       Bulk Warehouse        5.71    124,804       100%
2120-24 Roberts               Broadview, IL                    1960       Light Industrial      2.30     60,008       73%
4309 South Morgan Street      Chicago, IL                      1975       Manufacturing         6.91    200,000       100%
405-17 University Drive       Arlington Hgts, IL               1977       Light Industrial      2.42     56,400       100%

                                                                                                      ---------     -------
                                                                          SUBTOTAL OR AVERAGE         5,795,708       94%
                                                                                                      ---------     -------
CINCINNATI
----------
9900-9970 Princeton           Cincinnati, OH     (a)           1970       Bulk Warehouse       10.64    185,580       98%
2940 Highland Avenue          Cincinnati, OH     (a)          1969/74     Bulk Warehouse       17.08    502,000       100%
4700-4750 Creek Road          Blue Ash, OH       (a)           1960       Light Industrial     15.32    265,000       96%
4860 Duff Drive               Cincinnati, OH                   1979       Light Industrial      1.02     15,986       100%
4866 Duff Drive               Cincinnati, OH                   1979       Light Industrial      1.02     16,000       100%
4884 Duff Drive               Cincinnati, OH                   1979       Light Industrial      1.59     25,000       70%
4890 Duff Drive               Cincinnati, OH                   1979       Light Industrial      1.59     25,018       100%
9636-9643 Interocean Drive    Cincinnati, OH                   1983       Light Industrial      4.13     29,371       100%
7600 Empire Drive             Florence, KY                     1964       Manufacturing        38.73                  100%
                                                                                                        570,000
12072 Best Place              Springboro, OH                   1984       Bulk Warehouse        7.80    112,500       86%
901 Pleasant Valley Drive     Springboro, OH                   1984       Light Industrial      7.70     69,220       100%
                                                                                                      ---------     -------
                                                                          SUBTOTAL OR AVERAGE         1,815,675       98%
                                                                                                      ---------     -------
CLEVELAND
---------
6675 Parkland Boulevard       Salon, OH                        1991       R&D/Flex             10.41    102,500       100%
21510-21600 Alexander Rd.     Oakwood, OH                      1985       Light Industrial      5.70    106,721       98%
(l)
5405 & 5505 Valley Belt Rd.   Independence, OH                 1983       Light Industrial      6.23     62,395       100%
(k)
10145 Philipp Parkway         Streetsboro, OH                  1994       Reg. Warehouse        4.00     51,525       100%
4410 Hamann                   Willoughby, OH                   1975       Light Industrial      1.40     32,000       100%
                                                                                                      ---------     -------
                                                                          SUBTOTAL OR AVERAGE           355,141       99%
                                                                                                      ---------     -------
COLUMBUS
--------
6911 Americana Parkway        Columbus, OH                     1980       Light Industrial      4.05     56,849       78%
3800 Lockbourne Industrial    Columbus, OH                     1986       Bulk Warehouse       43.60    404,734       100%
Pky
3880 Groveport Road           Obetz, OH                        1986       Bulk Warehouse       22.13    705,600       100%
1819 North Walcutt Road       Columbus, OH                     1973       Bulk Warehouse       11.33    243,000       88%
4300 Cemetery Road            Hilliard, OH                     1968       Manufacturing        62.71    255,470       100%
4115 Leap Road   (k)          Hilliard, OH                     1977       R&D/Flex             18.66    217,612       100%
3300 Lockbourne               Columbus, OH                     1964       Bulk Warehouse       17.00    300,200       100%
                                                                                                      ---------     -------
                                                                          SUBTOTAL OR AVERAGE         2,183,465       98%
                                                                                                      ---------     -------
DALLAS
------
1275-1281 Roundtable Drive    Dallas, TX                       1966       Light Industrial      1.75     30,642       100%
2406-2416 Walnut Ridge        Dallas, TX                       1978       Light Industrial      1.76     44,000       100%
12750 Perimeter Drive         Dallas, TX                       1979       Bulk Warehouse        6.72    178,200       100%
1324-1343 Roundtable Drive    Dallas, TX                       1972       Light Industrial      2.09     47,000       100%
1405-1409 Avenue II East      Grand Prairie, TX                1969       Light Industrial      1.79     36,000       100%
2651-2677 Manana              Dallas, TX                       1966       Light Industrial      2.55     82,229       100%
2401-2419 Walnut Ridge        Dallas, TX                       1978       Light Industrial      1.20     30,000       100%
4248-4252 Simonton            Farmers Ranch, TX                1973       Bulk Warehouse        8.18    205,693       100%
900-906 Great Southwest Pkwy  Arlington, TX                    1972       Light Industrial      3.20     69,761       100%
2179 Shiloh Road              Garland, TX                      1982       Reg. Warehouse        3.63     65,700       100%




                                LOCATION                       YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE       ENCUMBRANCES   RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/98
      ----------------         ----------       ------------   ----------  -------------     ----------    ---     ------------
DALLAS (CONT.)
------
2159 Shiloh Road               Garland, TX                      1982       R&D/Flex              1.15     20,800        100%
2701 Shiloh Road               Garland, TX                      1981       Bulk Warehouse        8.20    214,650        100%
12784 Perimeter Drive (l)      Dallas, TX                       1981       Light Industrial      4.57     95,671        100%
3000 West Commerce             Dallas, TX                       1980       Manufacturing        11.23    128,478        100%
3030 Hansboro                  Dallas, TX                       1971       Bulk Warehouse        3.71    100,000        100%
5222 Cockrell Hill             Dallas, TX                       1973       Manufacturing         4.79     96,506        100%
405-407 113th                  Arlington, TX                    1969       Light Industrial      2.75     60,000        100%
816 111th Street               Arlington, TX                    1972       Light Industrial      2.89     65,000          0%
1017-25 Jacksboro Highway      Fort Worth, TX                   1970       Light Industrial      1.49     30.000        100%
7341 Dogwood Park              Richland Hills, TX               1973       Light Industrial      1.09     20,000        100%
7427 Dogwood Park              Richland Hills, TX               1973       Light Industrial      1.60     27,500        100%
7348-54 Tower Street           Richland Hills, TX               1978       Light Industrial      1.09     20,000        100%
7370 Dogwood Park              Richland Hills, TX (j)           1987       Light Industrial      1.18     18,500        100%
7339-41 Tower Street           Richland Hills, TX               1980       Light Industrial      0.95     17,600        100%
7437-45 Tower Street           Richland Hills, TX               1977       Light Industrial      1.16     20,000        100%
7331-59 Airport Freeway        Richland Hills, TX               1987       R&D/Flex              2.63     37,800        100%
7338-60 Dogwood Park           Richland Hills, TX               1978       R&D/Flex              1.51     26,208         92%
7450-70 Dogwood Park           Richland Hills, TX (j)           1985       Light Industrial      0.88     18,000        100%
7423-49 Airport Freeway        Richland Hills, TX (j)           1985       R&D/Flex              2.39     33,810        100%
7400 Whitehall Street          Richland Hills, TX               1994       Light Industrial      1.07     21,750        100%
                                                                                                       ----------      -----
                                                                           SUBTOTAL OR AVERAGE          1,861,498        96%
                                                                                                       ----------      -----
DAYTON
------
6094-6104 Executive Boulevard  Huber Heights, OH                1975       Light Industrial      3.33     43,200        100%
6202-6220 Executive Boulevard  Huber Heights, OH                1996       Light Industrial      3.79     64,000        100%
6268-6294 Executive Boulevard  Huber Heights, OH                1989       Light Industrial      4.03     60,800         79%
5749-5753 Executive Boulevard  Huber Heights, OH                1975       Light Industrial      1.15     12,000        100%
6230-6266 Executive Boulevard  Huber Heights, OH                1979       Light Industrial      5.30     84,000        100%
2200-2224 Sandridge Road       Moriane, OH                      1983       Light Industrial      2.96     58,746        100%
8119-8137 Uehling Lane         Dayton, OH                       1978       R&D/Flex              1.15     20,000        100%
                                                                                                       ----------      -----
                                                                           SUBTOTAL OR AVERAGE           342,746         96%
                                                                                                       ----------      -----
DENVER
------
7100 North Broadway - Bldg. 1  Denver, CO                       1978       Light Industrial     16.80     32,269         94%
7100 North Broadway - Bldg. 2  Denver, CO                       1978       Light Industrial     16.90     32,500         77%
7100 North Broadway - Bldg. 3  Denver, CO                       1978       Light Industrial     11.60     22,259        100%
7100 North Broadway - Bldg. 5  Denver, CO                       1978       Light Industrial     15.00     28,789         97%
7100 North Broadway - Bldg. 6  Denver, CO                       1978       Light Industrial     22.50     38,255         95%
10691 East Bethany Drive       Aurora, CO                       1979       Light Industrial      1.84     25,026        100%
20100 East 32nd Avenue Parkway Aurora, CO                       1997       R&D/Flex              4.10     51,300         99%
15700 - 15820 West 6th Avenue  Golden, CO                       1978       Light Industrial      1.92     52,758         89%
12850-15884 West 6th Avenue    Golden, CO                       1978       Light Industrial      1.92     31,856        100%
5454 Washington                Denver, CO                       1985       Light Industrial      4.00     34,740         88%
5801 West 6th Avenue           Lakewood, CO                     1980       Light Industrial      1.03     15,500         70%
5805 West 6th Avenue           Lakewood, CO                     1980       Light Industrial      1.03     20,358         23%
5815 West 6th Avenue           Lakewood, CO                     1980       Light Industrial      1.03     20,765        100%
5825 West 6th Avenue           Lakewood, CO                     1980       R&D/Flex              1.03     20,748        100%
5835 West 6th Avenue           Lakewood, CO                     1980       Light Industrial      1.03     20,490        100%
525 East 70th Street           Denver, CO                       1985       Light Industrial      5.18     12,000        100%
565 East 70th Street           Denver, CO                       1985       Light Industrial      5.18     29,990        100%
605 East 70th Street           Denver, CO                       1985       Light Industrial      5.18     34,000         88%
625 East 70th Street           Denver, CO                       1985       Light Industrial      5.18     24,000        100%
665 East 70th Street           Denver, CO                       1985       Light Industrial      5.18     24,000         83%
700 West 48th Street           Denver, CO                       1984       Light Industrial      5.40     53,431        100%
702 West 48th Street           Denver, CO                       1984       Light Industrial      5.40     23,820        100%
800 East 73rd                  Denver, CO                       1984       R&D/Flex              4.50     49,360        100%
850 East 73rd                  Denver, CO                       1984       R&D/Flex              4.50     38,962        100%
6425 North Washington          Denver, CO                       1983       R&D/Flex              4.05     82,120        100%
3370 North Peoria Street       Aurora, CO                       1978       R&D/Flex              1.64     25,520         50%
3390 North Peoria Street       Aurora, CO                       1978       R&D/Flex              1.46     22,699        100%
3508-3538 North Peoria Street  Aurora, CO                       1978       R&D/Flex              2.61     40,653        100%
3568 North Peoria Street       Aurora, CO                       1978       R&D/Flex              2.24     34,775        100%
3350 North Peoria Street       Aurora, CO                       1978       R&D/Flex              2.16     33,573         96%
4785 Elati                     Denver, CO                       1972       Light Industrial      3.34     34,777        100%
4770 Fox Street                Denver, CO                       1972       Light Industrial      3.38     26,565        100%
1550 West Evans                Denver, CO                       1975       Light Industrial      3.92     78,788        100%
12401-41 East 37th Avenue      Denver, CO                       1980       R&D/Flex              1.19     26,922        100%
3751 - 71 Revere Street        Denver, CO                       1980       Reg. Warehouse        2.41     54,666        100%
3871 Revere Street             Denver, CO                       1980       Reg. Warehouse        3.19     75,265        100%
5454 Havana Street             Denver, CO                       1980       R&D/Flex              2.68     42,504        100%
5500 Havana Street             Denver, CO                       1980       R&D/Flex              2.19     34,776        100%
4570 Ivy Street                Denver, CO                       1985       Light Industrial      1.77     31,355        100%
5855 Stapleton Drive North     Denver, CO                       1985       Light Industrial      2.33     41,268         91%
5885 Stapleton Drive North     Denver, CO                       1985       Light Industrial      3.05     53,893        100%
5200-5280 North Broadway       Denver, CO                       1977       Light Industrial      1.54     31,780        100%





                                 LOCATION                  YEAR BUILT                       LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------          ----------  ------------   ----------   --------------     -----------   ---       ------------

DENVER (CONT.)
-------
5977-5995 North Broadway        Denver, CO                    1978      Light Industrial       4.96     50,280          100%
2952-5978 North Broadway        Denver, CO                    1978      Light Industrial       7.91     88,977          100%
6400 North Broadway             Denver, CO                    1982      Light Industrial       4.51     69,430          100%
875 Parfet Street               Lakewood, CO                  1975      Light Industrial       3.06     49,216          100%
4721 Ironton Street             Denver, CO                    1969      R&D/Flex               2.84     50,160          100%
833 Parfet Street               Lakewood, CO                  1974      R&D/Flex               2.57     24,800          100%
11005 West 8th Avenue           Lakewood, CO                  1974      Light Industrial       2.57     25,672          100%
7100 North Broadway - 7         Denver, CO                    1985      R&D/Flex               2.30     24,822           97%
7100 North Broadway - 8         Denver, CO                    1985      R&D/Flex               2.30      9,107          100%
6804 East 48th Avenue           Denver, CO                    1973      R&D/Flex               2.23     46,464          100%
445 Bryant Street               Denver, CO                    1960      Light Industrial       6.31    292,471          100%
East 47th Drive - A             Denver, CO                    1997      R&D/Flex               3.00     51,200          100%
Centennial Airport Business Pk  Denver, CO                    1997      R&D/Flex               3.20     59,270          100%
9500 W. 49th Street - A         Wheatridge, CO                1997      Light Industrial       1.74     19,217          100%
9500 W. 49th Street - B         Wheatridge, CO                1997      Light Industrial       1.74     16,441          100%
9500 W. 49th Street - C         Wheatridge, CO                1997      R&D/Flex               1.74     29,174          100%
9500 W. 49th Street - D         Wheatridge, CO                1997      Light Industrial       1.74     41,615          100%
8100 South Park Way - A         Littleton, CO                 1997      R&D/Flex               3.33     52,581          100%
8100 South Park Way - B         Littleton, CO                 1984      R&D/Flex               0.78     12,204          100%
8100 South Park Way - C         Littleton, CO                 1984      Light Industrial       4.28     67,520          100%
451-591 East 124th Avenue       Littleton, CO                 1979      Light Industrial       4.96     59,711          100%
14100 East Jewell               Aurora, CO                    1980      R&D/Flex               3.67     58,553           67%
14190 East Jewell               Aurora,  CO                   1980      R&D/Flex               1.84     29,442           92%
608 Garrison Street             Lakewood, CO                  1984      R&D/Flex               2.17     25,075           85%
610 Garrison Street             Lakewood, CO                  1984      R&D/Flex               2.17     24,965          100%
1111 West Evans (A&C)           Denver, CO                    1986      Light Industrial       2.00     36,894          100%
1111 West Evans (B)             Denver, CO                    1986      Light Industrial       0.50      4,725          100%
15000 West 6th Avenue           Golden, CO                    1985      R&D/Flex               5.25     69,279          100%
14998 West 6th Avenue E         Golden, CO                    1995      R&D/Flex               2.29     42,832          100%
14998 West 6th Avenue F         Englewood, CO                 1995      R&D/Flex               2.29     20,424          100%
12503 East Euclid Drive         Denver, CO                    1986      R&D/Flex              10.90     97,871          100%
6547 South Racine Circle        Englewood, CO                 1996      Light Industrial       3.92     60,112           85%
7800 East Iliff Avenue          Denver, CO                    1983      R&D/Flex               3.06     22,296          100%
2369 South Trenton Way          Denver, CO                    1983      R&D/Flex               4.80     33,267           62%
2370 South Trenton Way          Denver, CO                    1983      R&D/Flex               3.27     22,735          100%
2422 South Trenton Way          Denver, CO                    1983      R&D/Flex               3.94     27,413          100%
2452 South Trenton Way          Denver, CO                    1983      R&D/Flex               6.78     47,931          100%
651 Topeka Way                  Denver, CO                    1985      R&D/Flex               4.53     24,000          100%
680 Atchinson Way               Denver, CO                    1985      R&D/Flex               4.53     24,000          100%
8122 South Park Lane - A        Littleton, CO                 1986      R&D/Flex               5.09     43,987          100%
8122 South Park Lane - B        Littleton, CO                 1986      Light Industrial       2.28     20,389          100%
1600 South Abilene              Aurora, CO                    1986      R&D/Flex               3.53     47,930          100%
1620 South Abilene              Aurora, CO                    1986      Light Industrial       2.04     27,666          100%
1640 South Abilene              Aurora, CO                    1986      Light Industrial       2.80     37,948          100%
13900 East Florida Avenue       Aurora, CO                    1986      R&D/Flex               1.44     19,493          100%
4301 South Federal Boulevard    Englewood, CO                 1997      Reg. Warehouse         2.80     35,381          100%
14401-14492 East 33rd Place     Aurora, CO                    1979      Bulk Warehouse         4.75    100,100          100%
11701 East 53rd Avenue          Denver, CO                    1985      Reg. Warehouse         4.19     81,981          100%
5401 Oswego Street              Denver, CO                    1985      Reg. Warehouse         2.80     53,838          100%
3811 Joliet                     Denver, CO                    1977      R&D/Flex              14.24    124,290          100%
2630 West 2nd Avenue            Denver, CO                    1970      Light Industrial       0.50      8,260          100%
2650 West 2nd Avenue            Denver, CO                    1970      Light Industrial       2.80     36,081           83%
14818 West 6th Avenue Bldg. A   Golden, CO                    1985      R&D/Flex               2.54     39,776          100%
14828 West 6th Avenue Bldg. B   Golden, CO                    1985      R&D/Flex               2.54     41,805          100%
12055 E. 49th Ave/4955 Peoria   Denver, CO                    1984      R&D/Flex               3.09     49,575          100%
4940-4950 Paris                 Denver, CO                    1984      R&D/Flex               1.58     25,290          100%
4970 Paris                      Denver, CO                    1984      R&D/Flex               0.98     15,767          100%
5010 Paris                      Denver, CO                    1984      R&D/Flex               0.92     14,822          100%
7367 South Revere Parkway       Englewood, CO                 1997      Bulk Warehouse         8.50    102,839          100%
                                                                                                     ----------       ------
                                                                        SUBTOTAL OR AVERAGE          4,248,439           97%
                                                                                                     ----------       ------
DES MOINES
----------
1500 East Washington Avenue     Des Moines, IA                1987      Bulk Warehouse        13.25    192,466          100%
1600 East Washington Avenue     Des Moines, IA                1987      Bulk Warehouse         6.78     81,866          100%
4121 McDonald Avenue            Des Moines, IA                1977      Bulk Warehouse        11.02    177,431          100%
4141 McDonald Avenue            Des Moines, IA                1976      Bulk Warehouse        11.03    263,196          100%
4161 McDonald Avenue            Des Moines, IA                1979      Bulk Warehouse        11.02    164,084          100%
5701 NE 17th Street             Des Moines, IA                1968      Light Industrial       2.30     54,000          100%
                                                                                                     ----------       ------
                                                                        SUBTOTAL OR AVERAGE            933,043          100%
                                                                                                     ----------       ------
DETROIT
--------
12000 Merriman Road             Livonia, MI                   1975      Bulk Warehouse         9.28    180,000           67%
238 Executive Drive             Troy, MI                      1973      Light Industrial       1.32     13,740          100%
256 Executive Drive             Troy, MI                      1974      Light Industrial       1.12     11,273          100%
301 Executive Drive             Troy, MI                      1974      Light Industrial       1.27     20,411          100%
449 Executive Drive             Troy, MI                      1975      Reg. Warehouse         2.12     33,001          100%





                                 LOCATION                    YEAR BUILT                       LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES     RENOVATED    BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------          ----------  ------------     ----------   --------------     -----------   ---       ------------

DETROIT (CONT.)
-------
501 Executive Drive                Troy, MI                      1984      Light Industrial       1.57     18,061       100%
645 Executive Drive                Troy, MI                      1972      Light Industrial       2.27     32,470       100%
451 Robbins Drive                  Troy, MI                      1975      Light Industrial       1.88     28,401       100%
700 Stephenson Highway             Troy, MI                      1978      R&D/Flex               3.13     29,344       100%
800 Stephenson Highway             Troy, MI                      1979      R&D/Flex               4.39     48,200       100%
1150 Stephenson Highway            Troy, MI                      1982      R&D/Flex               1.70     18,107       100%
1200 Stephenson Highway            Troy, MI                      1980      R&D/Flex               2.65     25,025       100%
1035 Crooks Road                   Troy, MI                      1980      Light Industrial       1.74     23,320       100%
1095 Crooks Road                   Troy, MI                      1986      R&D/Flex               2.83     35,042       100%
1416 Meijer Drive                  Troy, MI                      1980      Light Industrial       1.20     17,944       100%
1624 Meijer Drive                  Troy, MI                      1984      Light Industrial       3.42     44,040       100%
1972 Meijer Drive                  Troy, MI                      1985      Reg. Warehouse         2.36     37,075       100%
2112 Meijer Drive                  Troy, MI                      1980      Reg. Warehouse         4.12     34,558       100%
1621 Northwood Drive               Troy, MI                      1977      Bulk Warehouse         1.54     24,900       100%
1707 Northwood Drive               Troy, MI                      1983      Light Industrial       1.69     28,750       100%
1749 Northwood Drive               Troy, MI                      1977      Bulk Warehouse         1.69     26,125       100%
1788 Northwood Drive               Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1821 Northwood Drive               Troy, MI                      1977      Reg. Warehouse         2.07     35,050       100%
1826 Northwood Drive               Troy, MI                      1977      Light Industrial       1.22     12,480       100%
1864 Northwood Drive               Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1902 Northwood Drive               Troy, MI                      1977      R&D/Flex               3.65     62,925         0%
1921 Northwood Drive               Troy, MI                      1977      Light Industrial       2.33     42,000       100%
2230 Elliott Avenue                Troy, MI                      1974      Light Industrial       0.90     12,612       100%
2237 Elliott Avenue                Troy, MI                      1974      Light Industrial       0.96     12,612       100%
2277 Elliott Avenue                Troy, MI                      1975      Light Industrial       0.96     12,612       100%
2291 Elliott Avenue                Troy, MI                      1974      Light Industrial       1.06     12,200       100%
2451 Elliott Avenue                Troy, MI                      1974      Light Industrial       1.68     24,331       100%
2730 Research Drive                Rochester Hills, MI           1988      Reg. Warehouse         3.52     57,850       100%
2791 Research Drive                Rochester Hills, MI           1991      Reg. Warehouse         4.48     64,199       100%
2871 Research Drive                Rochester Hills, MI           1991      Reg. Warehouse         3.55     49,543       100%
2911 Research Drive                Rochester Hills, MI           1992      Reg. Warehouse         5.72     80,078       100%
3011 Research Drive                Rochester Hills, MI           1988      Reg. Warehouse         2.55     32,637       100%
2870 Technology Drive              Rochester Hills, MI           1988      Light Industrial       2.41     24,445       100%
2890 Technology Drive              Rochester Hills, MI           1991      Light Industrial       1.76     24,410       100%
2900 Technology Drive              Rochester Hills, MI           1992      Reg. Warehouse         2.15     31,047       100%
2920 Technology Drive              Rochester Hills, MI           1992      Light Industrial       1.48     19,011       100%
2930 Technology Drive              Rochester Hills, MI           1991      Light Industrial       1.41     17,994       100%
2950 Technology Drive              Rochester Hills, MI           1991      Light Industrial       1.48     19,996       100%
2960 Technology Drive              Rochester Hills, MI           1992      Reg. Warehouse         3.83     41,565       100%
23014 Commerce Drive               Farmington Hills, MI          1983      R&D/Flex               0.65      7,200       100%
23028 Commerce Drive               Farmington Hills, MI          1983      Light Industrial       1.26     20,265       100%
23035 Commerce Drive               Farmington Hills, MI          1983      Light Industrial       1.23     15,200       100%
23042 Commerce Drive               Farmington Hills, MI          1983      R&D/Flex               0.75      8,790       100%
23065 Commerce Drive               Farmington Hills, MI          1983      Light Industrial       0.91     12,705         0%
23070 Commerce Drive               Farmington Hills, MI          1983      R&D/Flex               1.43     16,765       100%
23079 Commerce Drive               Farmington Hills, MI          1983      Light Industrial       0.85     10,830       100%
23093 Commerce Drive               Farmington Hills, MI          1983      Reg. Warehouse         3.87     49,040       100%
23135 Commerce Drive               Farmington Hills, MI          1986      Light Industrial       2.02     23,969       100%
23149 Commerce Drive               Farmington Hills, MI          1985      Reg. Warehouse         6.32     47,700       100%
23163 Commerce Drive               Farmington Hills, MI          1986      Light Industrial       1.51     19,020       100%
23177 Commerce Drive               Farmington Hills, MI          1986      Light Industrial       2.29     32,127       100%
23206 Commerce Drive               Farmington Hills, MI          1985      Light Industrial       1.30     19,822       100%
23290 Commerce Drive               Farmington Hills, MI          1980      Reg. Warehouse         2.56     42,930       100%
23370 Commerce Drive               Farmington Hills, MI          1980      Light Industrial       0.67      8,741       100%
24492 Indoplex Circle              Farmington Hills, MI          1976      Light Industrial       1.63     24,000       100%
24528 Indoplex Circle              Farmington Hills, MI          1976      Light Industrial       2.26     34,650       100%
31800 Plymouth Road - Bldg. 1      Livonia, MI                 1968/89     Bulk Warehouse        42.71    705,829        99%
31800 Plymouth Road - Bldg. 2      Livonia, MI                 1968/89     Bulk Warehouse        11.81    184,614       100%
31800 Plymouth Road - Bldg. 3      Livonia, MI                 1968/89     Bulk Warehouse         6.13     98,024        96%
31800 Plymouth Road - Bldg. 6      Livonia, MI                 1968/89     Bulk Warehouse         9.06    183,959       100%
31800 Plymouth Road - Bldg. 7      Livonia, MI                 1968/89     Light Industrial       1.64     26,836       100%
21477 Bridge Street                Southfield, MI                1986      Light Industrial       3.10     41,500        86%
32450 N. Avis Drive                Madison Heights, MI           1974      Light Industrial       3.23     55,820         0%
32200 N. Avis Drive                Madison Heights, MI           1973      Light Industrial       6.15     88,700       100%
11813 Hubbard                      Livonia, MI                   1979      Light Industrial       1.95     33,300       100%
11866 Hubbard                      Livonia, MI                   1979      Light Industrial       2.32     41,380       100%
12050-12300 Hubbard (k)            Livonia, MI                   1981      Light Industrial       6.10     85,086        89%
38200 Plymouth                     Livonia, MI                   1997      Bulk Warehouse        11.43    140,365       100%
38220 Plymouth                     Livonia, MI                   1988      Bulk Warehouse        13.14    145,232       100%
38300 Plymouth                     Livonia, MI                   1997      Bulk Warehouse         6.95    127,800       100%
12707 Eckles Road                  Plymouth, MI                  1990      Light Industrial       2.62     42,300       100%
9300-9328 Harrison Rd.             Romulus, MI                   1978      Light Industrial       2.53     29,286       100%
9330-9358 Harrison Rd.             Romulus, MI                   1978      Light Industrial       2.53     29,280        63%
28420-28448 Highland Rd            Romulus, MI                   1979      Light Industrial       2.53     29,280       100%





                                 LOCATION                    YEAR BUILT                       LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES     RENOVATED    BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------          ----------  ------------     ----------   --------------     -----------   ---       ------------

DETROIT (CONT.)
-------
28450-28478 Highland Rd          Romulus, MI                   1979        Light Industrial       2.53     29,340          88%
28421-28449 Highland Rd          Romulus, MI                   1980        Light Industrial       2.53     29,285         100%
28451-28479 Highland Rd          Romulus, MI                   1980        Light Industrial       2.53     29,280          75%
28825-28909 Highland Rd          Romulus, MI                   1981        Light Industrial       2.53     29,284         100%
28933-29017 Highland Rd          Romulus, MI                   1982        Light Industrial       2.53     29,280          50%
28824-28908 Highland Rd          Romulus, MI                   1982        Light Industrial       2.53     29,280         100%
28932-29016 Highland Rd          Romulus, MI                   1982        Light Industrial       2.53     29,280         100%
9710-9734 Harrison Road          Romulus, MI                   1987        Light Industrial       2.22     25,925         100%
9740-9772 Harrison Road          Romulus, MI                   1987        Light Industrial       2.53     29,548         100%
9840-9868 Harrison Road          Romulus, MI                   1987        Light Industrial       2.53     29,280         100%
9800-9824 Harrison Road          Romulus, MI                   1987        Light Industrial       2.22     25,620         100%
29265-29285 Airport Drive        Romulus, MI                   1983        Light Industrial       2.05     23,707         100%
29185-29225 Airport Drive        Romulus, MI                   1983        Light Industrial       3.17     36,658         100%
29149-29165 Airport Drive        Romulus, MI                   1984        Light Industrial       2.89     33,440         100%
29101-29115 Airport Drive        Romulus, MI                   1985        R&D/Flex               2.53     29,287         100%
29031-29045 Airport Drive        Romulus, MI                   1985        Light Industrial       2.53     29,280         100%
29050-29062 Airport Drive        Romulus, MI                   1986        Light Industrial       2.22     25,620         100%
29120-29134 Airport Drive        Romulus, MI                   1986        Light Industrial       2.53     29,282         100%
29200-29214 Airport Drive        Romulus, MI                   1985        Light Industrial       2.53     29,282         100%
9301-9339 Middlebelt Road        Romulus, MI                   1983        R&D/Flex               1.29     15,170         100%
21405 Trolley Industrial Road    Taylor, MI                    1971        Bulk Warehouse        11.25    180,986          98%
26980 Trolley Industrial Drive   Taylor, MI                    1997        Bulk Warehouse         5.43    102,400         100%
12050-12200 Farmington Road      Livonia, MI                   1973        Light Industrial       1.34     25,470          82%
33200 Capitol Avenue             Livonia, MI                   1977        Light Industrial       2.16     40,000         100%
32975 Capitol Avenue             Livonia, MI                   1978        R&D/Flex               0.99     18,465         100%
2725 S. Industrial Highway       Ann Arbor, MI                 1997        Light Industrial       2.63     37,875         100%
32920 Capitol Avenue             Livonia, MI                   1973        Reg. Warehouse         0.47      8,000         100%
32940 Capitol Avenue             Livonia, MI                   1971        Light Industrial       0.45      8,480         100%
11862 Brookfield Avenue          Livonia, MI                   1972        Light Industrial       0.92     14,600         100%
11923 Brookfield Avenue          Livonia, MI                   1973        Light Industrial       0.76     14,600         100%
11965 Brookfield Avenue          Livonia, MI                   1973        Light Industrial       0.88     14,600         100%
34005 Schoolcraft Road           Livonia, MI                   1981        Light Industrial       1.70     26,100         100%
13405 Stark Road                 Livonia, MI                   1980        Light Industrial       0.65      9,750         100%
1170 Chicago Road                Troy, MI                      1983        Light Industrial       1.73     21,500         100%
1200 Chicago Road                Troy, MI                      1984        Light Industrial       1.73     26,210         100%
450 Robbins Drive                Troy, MI                      1976        Light Industrial       1.38     19,050         100%
556 Robbins Drive                Troy, MI                      1974        Light Industrial       0.63      8,760         100%
1230 Chicago Road                Troy, MI                      1996        Reg. Warehouse         2.10     30,120         100%
12886 Westmore Avenue            Livonia, MI                   1981        Light Industrial       1.01     18,000           0%
12898 Westmore Avenue            Livonia, MI                   1981        Light Industrial       1.01     18,000           0%
33025 Industrial Road            Livonia, MI                   1980        Light Industrial       1.02      6,250         100%
2002 Stephenson Highway          Troy, MI                      1986        R&D/Flex               1.42     21,850         100%
47711 Clipper Street             Plymouth Twsp, MI             1996        Reg. Warehouse         2.27     36,926         100%
32975 Industrial Road            Livonia, MI                   1984        Light Industrial       1.19     21,000         100%
32985 Industrial Road            Livonia, MI                   1985        Light Industrial       0.85     12,040         100%
32995 Industrial Road            Livonia, MI                   1983        Light Industrial       1.11     14,280         100%
12874 Westmore Avenue            Livonia, MI                   1984        Light Industrial       1.01     16,000         100%
33067 Industrial Road            Livonia, MI                   1984        Light Industrial       1.11     18,640         100%
1775 Bellingham                  Troy, MI                      1987        R&D/Flex               1.88     28,900           0%
1785 East Maple                  Troy, MI                      1985        Light Industrial       0.80     10,200         100%
1807 East Maple                  Troy, MI                      1984        R&D/Flex               2.15     28,100         100%
9800 Chicago Road                Troy, MI                      1985        Light Industrial       1.09     14,280         100%
1840 Enterprise Drive            Rochester Hills, MI           1990        R&D/Flex               2.42     33,240         100%
1885 Enterprise Drive            Rochester Hills, MI           1990        Light Industrial       1.47     19,604         100%
1935-55 Enterprise Drive         Rochester Hills, MI           1990        R&D/Flex               4.54     53,324         100%
5500 Enterprise Court            Warren, MI                    1989        R&D/Flex               3.93     53,900         100%
5800 Enterprise Court            Warren, MI                    1987        Manufacturing          1.48     17,240         100%
750 Chicago Road                 Troy, MI                      1986        Light Industrial       1.54     26,709         100%
800 Chicago Road                 Troy, MI                      1985        Light Industrial       1.48     24,340         100%
850 Chicago Road                 Troy, MI                      1984        Light Industrial       0.97     16,049         100%
2805 S. Industrial Highway       Ann Arbor, MI                 1990        R&D/Flex               1.70     24,458         100%
6833 Center Drive                Sterling Heights, MI          1998        Reg. Warehouse         4.42     66,132         100%
22731 Newman Street              Dearborn, MI                  1985        R&D/Flex               2.31     48,000         100%
32201 North Avis Drive           Madison Heights, MI           1974        R&D/Flex               4.19     50,000         100%
1100 East Mandoline Road         Madison Heights, MI           1967        Bulk Warehouse         8.19    117,903         100%
30081 Stephenson Highway         Madison Heights, MI           1967        Light Industrial       2.50     50,750         100%
1120 John A. Papalas Drive (1)   Lincoln Park, MI              1985        Light Industrial      10.30    120,410         100%
36555 Ecorse                     Romulus, MI                   1998        Bulk Warehouse        18.00    268,800         100%
6340 Middlebelt                  Romulus, MI                   1998        Light Industrial      11.03     77,508         100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          6,433,616          95%
                                                                                                        ----------     -------
GRAND RAPIDS
------------
2 84th Street                    Byron Center, MI              1986        Light Industrial       3.01     30,000         100%



                                 LOCATION                      YEAR BUILT                       LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE      ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------          ----------      ------------   ----------   --------------     -----------   ---       ------------

GRAND RAPIDS (CONT.)
------------
100 84th Street                  Byron Center, MI                1979        Light Industrial       4.20     81,000           100%
511 76th Street                  Grand Rapids, MI                1986        Bulk Warehouse        14.44    202,500           100%
553 76th Street                  Grand Rapids, MI                1985        R&D/Flex               1.16     10,000           100%
555 76th Street                  Grand Rapids, MI                1987        Bulk Warehouse        12.50    200,000           100%
2925 Remico Avenue               Grandville, MI                  1988        Light Industrial       3.40     66,505           100%
2935 Walkent Court               Grand Rapids, MI                1991        Light Industrial       6.13     64,961           100%
3300 Kraft Avenue                Grand Rapids, MI                1987        Bulk Warehouse        11.57    200,000           100%
3366 Kraft Avenue                Grand Rapids, MI                1987        Bulk Warehouse        12.35    200,000           100%
4939 Starr Avenue                Grand Rapids, MI                1985        Light Industrial       3.87     30,000           100%
5001 Kendrick Court              Grand Rapids, MI                1983        Light Industrial       4.00     61,500            51%
5050 Kendrick Court              Grand Rapids, MI                1988        Manufacturing         26.94    413,500           100%
5015 52nd Street                 Grand Rapids, MI                1987        Light Industrial       4.11     61,250           100%
5025 28th Street                 Grand Rapids, MI                1967        Light Industrial       3.97     14,400           100%
5079 33rd Street                 Grand Rapids, MI                1990        Bulk Warehouse         6.74    109,875           100%
5333 33rd Street                 Grand Rapids, MI                1991        Bulk Warehouse         8.09    101,250           100%
5130 Patterson Ave               Grand Rapids, MI                1987        Light Industrial       6.57     30,000           100%
3395 Kraft Avenue                Grand Rapids, MI                1985        Light Industrial       3.70     42,600           100%
3427 Kraft Avenue                Grand Rapids, MI                1985        Light Industrial       2.40     32,600           100%
4412 Coloma Road                 Coloma, MI                      1967        Bulk Warehouse        41.50    423,230           100%
                                                                                                          ----------       -------
                                                                             SUBTOTAL OR AVERAGE          2,375,171            99%
                                                                                                          ----------       -------
HARTFORD
--------
20 Utopia Road                   Manchester, CT                  1989        Light Industrial       3.96     36,000           100%
50 Utopia Road                   Manchester, CT                  1987        Light Industrial       3.97     60,000           100%
171 Utopia Road                  Manchester, CT                  1987        Light Industrial       3.93     50,000           100%
135 Sheldon Road                 Manchester, CT                  1987        Light Industrial       6.17     60,000           100%
169 Progress Road                Manchester, CT                  1987        Manufacturing         11.25     84,000           100%
227 Progress Drive               Manchester, CT                  1986        Light Industrial       2.51     19,800           100%
249 Progress Drive               Manchester, CT                  1985        Light Industrial       3.73     30,000           100%
428 Hayden Station Road          Windsor, CT                     1988        Light Industrial       5.47     36,000           100%
430 Hayden Station Road          Windsor, CT                     1987        Light Industrial       4.34     48,000           100%
436 Hayden Station Road          Windsor, CT                     1988        Light Industrial      10.96     60,000           100%
460 Hayden Station Road          Windsor, CT                     1985        Light Industrial       4.71     42,000            79%
345 MacCausland Court            Cheshire, CT                    1998        Bulk Warehouse        13.14    143,391            80%
                                                                                                          ----------       -------
                                                                             SUBTOTAL OR AVERAGE            669,191            94%
                                                                                                          ----------       -------
HOUSTON
--------
2102-2314 Edwards Street         Houston, TX                     1961        Bulk Warehouse         5.02    115,248           100%
4545 Eastpark Drive              Houston, TX                     1972        Reg. Warehouse         3.80     81,295             0%
3351 Ranch Street                Houston, TX                     1970        Reg. Warehouse         4.04     82,500            64%
3851 Yale Street                 Houston, TX                     1971        Bulk Warehouse         5.77    132,554           100%
3337-3347 Ranch Street           Houston, TX                     1970        Reg. Warehouse         2.29     60,085           100%
8505 North Loop East             Houston, TX                     1981        Bulk Warehouse         4.99    107,769           100%
4749-4799 Eastpark Dr.           Houston, TX                     1979        Bulk Warehouse         7.75    182,563           100%
4851 Homestead Road              Houston, TX                     1973        Bulk Warehouse         3.63    142,250           100%
3365-3385 Rauch Street           Houston, TX                     1970        Reg. Warehouse         3.31     82,140           100%
5050 Campbell Road               Houston, TX                     1970        Bulk Warehouse         6.10    121,875           100%
4300 Pine Timbers                Houston, TX                     1980        Bulk Warehouse        64.77    113,400            58%
10600 Hampstead                  Houston, TX                     1974        Light Industrial       1.26     19,063           100%
2300 Fairway Park Drive          Houston, TX                     1974        Light Industrial       1.25     19,008           100%
7969 Blakenship                  Houston, TX                     1972        Light Industrial       2.27     48,140           100%
8001 Kempwood                    Houston, TX                     1972        Light Industrial       1.45     33,034           100%
7901 Blankenship                 Houston, TX                     1972        Light Industrial       2.17     48,000           100%
2500-2530 Fairway Park           Houston, TX                     1974        Bulk Warehouse         8.72    213,638           100%
6550 Longpointe                  Houston, TX                     1980        Bulk Warehouse         4.13     97,700           100%
1815 Turning Basin Drive         Houston, TX                     1980        Bulk Warehouse         6.34    139,630           100%
1819 Turning Basin Drive         Houston, TX                     1980        Light Industrial       2.85     65,494           100%
4545 Mossford Drive              Houston, TX                     1975        Reg. Warehouse         3.56     66,565           100%
1805 Turning Basin Drive         Houston, TX                     1980        Bulk Warehouse         7.60    155,250           100%
7000 Empire Drive                Houston, TX        (f)          1980        R&D/Flex               6.25     95,073            91%
9777 West Gulfbank Drive         Houston, TX        (f)          1980        Light Industrial      15.45    252,242            85%
                                                                                                          ----------       -------
                                                                             SUBTOTAL OR AVERAGE          2,474,516            92%
                                                                                                          ----------       -------
INDIANAPOLIS
--------------------
2400 North Shadeland             Indianapolis, IN                1970        Reg. Warehouse         2.45     40,000           100%
2402 North Shadeland             Indianapolis, IN                1970        Bulk Warehouse         7.55    121,539           100%
7901 West 21st Street            Indianapolis, IN                1985        Bulk Warehouse        12.00    353,000           100%
1445 Brookville Way              Indianapolis, IN   (a)          1989        Bulk Warehouse         8.79    115,200           100%
1440 Brookville Way              Indianapolis, IN   (a)          1990        Bulk Warehouse         9.64    166,400           100%
1240 Brookville Way              Indianapolis, IN   (a)          1990        Light Industrial       3.50     63,000            90%




                                   LOCATION                   YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA      12/31/98
      ----------------            ----------   ------------   ----------   --------------     -----------   ---     ------------

INDIANAPOLIS (CONT.)
------------

1220 Brookville Way                Indianapolis, IN   (a)        1990      R&D/Flex               2.10     10,000        100%
1345 Brookville Way                Indianapolis, IN   (b)        1992      Bulk Warehouse         5.50    132,000         98%
1350 Brookville Way                Indianapolis, IN   (a)        1994      Reg. Warehouse         2.87     38,460        100%
1315 Sadlier Circle East Drive     Indianapolis, IN   (b)     1970/1992    R&D/Flex               1.33     14,000        100%
1341 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    Light Industrial       2.03     32,400        100%
1322-1438 Sadlier Circle East Dr   Indianapolis, IN   (b)     1971/1992    Light Industrial       3.79     36,000        100%
1327-1441 Sadlier Circle East Dr   Indianapolis, IN   (b)        1992      Light Industrial       5.50     54,000         93%
1304 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    Reg. Warehouse         2.42     17,600        100%
1402 Sadlier Circle East Drive     Indianapolis, IN   (b)     1970/1992    Light Industrial       4.13     40,800        100%
1504 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    Manufacturing          4.14     54,000        100%
1311 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    R&D/Flex               1.78     13,200        100%
1365 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    Light Industrial       2.16     30,000         50%
1352-1354 Sadlier Circle E.Drive   Indianapolis, IN   (b)     1970/1992    Light Industrial       3.50     44,000        100%
1335 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    R&D/Flex               1.20     20,000        100%
1327 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    Reg. Warehouse         1.20     12,800        100%
1425 Sadlier Circle East Drive     Indianapolis, IN   (b)     1971/1992    R&D/Flex               2.49      5,000        100%
1230 Brookville Way                Indianapolis, IN   (a)        1995      Reg. Warehouse         1.96     15,000        100%
6951 East 30th Street              Indianapolis, IN              1995      Light Industrial       3.81     44,000        100%
6701 East 30th Street              Indianapolis, IN              1995      Light Industrial       3.00      7,820        100%
6737 East 30th Street              Indianapolis, IN              1995      Reg. Warehouse        11.01     87,500        100%
1225 Brookville Way                Indianapolis, IN              1997      Light Industrial       1.00     10,000        100%
6555 East 30th Street              Indianapolis, IN           1969/1981    Bulk Warehouse        37.00    331,826        100%
2432-2436 Shadeland                Indianapolis, IN              1968      Light Industrial       4.57     70,560        100%
8402-8440 East 33rd Street         Indianapolis, IN              1977      Light Industrial       4.70     55,200         89%
8520-8630 East 33rd Street         Indianapolis, IN              1976      Light Industrial       5.30     81,000        100%
8710-8768 East 33rd Street         Indianapolis, IN              1979      Light Industrial       4.70     43,200        100%
3316-3346 North Pagosa Court       Indianapolis, IN              1977      Light Industrial       5.10     81,000         83%
3331 Raton Court                   Indianapolis, IN              1979      Light Industrial       2.80     35,000        100%
6751 East 30th Street              Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000        100%
                                                                                                        ----------     ------
                                                                           SUBTOTAL OR AVERAGE          2,375,505         98%
                                                                                                        ----------     ------
LONG ISLAND
-----------
1140 Motor Parkway                 Huppauge, NY                  1978      Bulk Warehouse         8.00    153,500        100%
10 Edison Street                   Amityville, NY                1971      Light Industrial       1.40     34,400        100%
120 Secatogue Avenue               Farmingdale, NY               1957      Reg. Warehouse         2.60     63,571         91%
100 Lauman Lane                    Hicksville, NY                1968      Reg. Warehouse         1.90     36,700        100%
200 Finn Court                     Farmingdale, NY               1965      Bulk Warehouse         5.00    105,573        100%
243 Dixon Avenue                   Amityville, NY                1978      Light Industrial       1.30     22,250         67%
717 Broadway Avenue                Holbrook, NY                  1967      Bulk Warehouse        12.30    150,000        100%
725 Broadway Avenue                Holbrook, NY                  1967      Bulk Warehouse         8.00    122,160         71%
270 Duffy Avenue                   Hicksville, NY                1956      R&D/Flex               8.40    134,625         99%
280 Duffy Avenue                   Hicksville, NY                1956      Light Industrial       2.60     49,200        100%
575 Underhill Boulevard            Syosset, NY                   1967      R&D/Flex              16.60    233,424         90%
5 Sidney Court                     Lindenhurst, NY               1962      Light Industrial       1.70     29,300        100%
7 Sidney Court                     Lindenhurst, NY               1964      Light Industrial       5.10     34,000        100%
450 Commack Road                   Deer Park, NY                 1964      Light Industrial       5.10     60,005        100%
99 Layfayette Drive                Syosset, NY                   1964      Bulk Warehouse        10.90    221,454         99%
65 East Bethpage Road              Plainview, NY                 1960      Light Industrial       1.40     25,600         99%
171 Milbar Boulevard               Farmingdale, NY               1961      Reg. Warehouse         2.30     62,600         99%
95 Horseblock Road                 Yaphank, NY                   1971      Bulk Warehouse        20.00    180,906         85%
151-171 East 2nd Street            Huntington, NY                1968      Light Industrial       2.70     42,725        100%
171-175 East 2nd Street            Huntington, NY                1969      Light Industrial       2.60     42,374        100%
35 Bloomingdale Road               Hicksville, NY                1962      Light Industrial       1.40     32,850        100%
15-39 Tec Street                   Hicksville, NY                1965      Light Industrial       1.10     17,350         87%
100 Tec Street                     Hicksville, NY                1965      Light Industrial       1.20     25,000        100%
51-89 Tec Street                   Hicksville, NY                1965      Light Industrial       1.20     21,850        100%
502 Old Country Road               Hicksville, NY                1965      Light Industrial       0.50     10,000        100%
80-98 Tec Street                   Hicksville, NY                1965      Light Industrial       0.75     13,050         95%
201-233 Park Avenue                Hicksville, NY                1962      Light Industrial       1.70     36,892        100%
6851 Jericho Turnpike              Syosset, NY                   1969      R&D/Flex              11.80    134,991         41%
One Fairchild Court                Plainview, NY                 1959      R&D/Flex               5.75     57,420         93%
79 Express Street                  Plainview, NY                 1972      Light Industrial       4.70     72,146         84%
92 Central Avenue                  Farmingdale, NY               1961      Light Industrial       4.70     72,000         94%
160 Engineer Drive                 Hicksville, NY                1966      Light Industrial       1.90     29,500        100%
260 Engineers Drive                Hicksville, NY                1966      Light Industrial       2.80     52,900         95%
87-119 Engineers Drive (k)         Hicksville, NY                1966      Light Industrial       1.70     36,800         74%
950-970 South Broadway             Hicksville, NY                1966      Light Industrial       2.65     55,146         97%
290 Duffy Avenue                   Hicksville, NY     (c)        1974      Light Industrial       3.00     55,050        100%
185 Price Parkway                  Farmingdale, NY               1969      Bulk Warehouse         6.40    100,000        100%
62 Alpha Plaza                     Hicksville, NY                1968      Light Industrial       2.64     34,600        100%





                                   LOCATION                   YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA      12/31/98
      ----------------            ----------   ------------   ----------   --------------     -----------   ---     ------------

LONG ISLANDS (CONT.)
------------
90 Alpha Plaza                Hicksville, NY                     1969      Light Industrial       1.36     34,035          91%
325 Duffy Avenue              Hicksville, NY                     1970      Light Industrial       6.64    100,000         100%
600 West John Street          Hicksville, NY                     1955      Light Industrial       9.00    215,000          82%
939 Motor Parkway             Hauppauge, NY                      1977      Light Industrial       1.50     21,900         100%
2070 5th Avenue               Ronkonkoma, NY                     1975      Light Industrial       3.66     50,296         100%
200 13th Avenue               Ronkonkoma, NY                     1979      Light Industrial       4.70     72,089          95%
100 13th Avenue               Ronkonkoma, NY                     1979      Manufacturing          4.14     62,898         100%
1 Comac Loop                  Ronkonkoma, NY                     1980      Light Industrial       5.18     63,765          94%
80 13th Avenue                Ronkonkoma, NY                     1983      Light Industrial       6.22     87,102         100%
90 13th Avenue                Ronkonkoma, NY                     1982      Light Industrial       6.95    105,519         100%
33 Comac Loop                 Ronkonkoma, NY                     1983      Light Industrial       5.37     71,904          90%
101-125 Comac Street          Ronkonkoma, NY                     1985      Light Industrial       8.42     99,467          90%
999 Stewart Avenue            Garden City, NY                    1955      Light Industrial       1.70     42,700         100%
360 Smith Street              Farmingdale, NY                    1965      Light Industrial       3.00     60,000         100%
700 Dibblee Drive             Garden City, NY                    1965      Bulk Warehouse        12.24    325,000         100%
49 Mall Drive                 Hauppauge, NY                      1986      Light Industrial      10.50     99,600         100%
275 Marcus Boulevard          Hauppage, NY                       1985      Light Industrial       5.00     52,329          54%
                                                                                                        ----------      ------
                                                                           SUBTOTAL OR AVERAGE          4,225,516          93%
                                                                                                        ----------      ------
MILWAUKEE
----------
N25 W23050 Paul Road          Pewaukee, WI                       1989      R&D/Flex               4.50     37,765         100%
N25 W23255 Paul Road          Pewaukee, WI                       1987      Light Industrial       4.80     55,940         100%
N27 W23293 Roundy Drive       Pewaukee, WI                       1989      Manufacturing          3.64     39,468         100%
6523 North Sidney Place       Glendale, WI                       1978      Light Industrial       4.00     43,440          92%
8800 West Bradley             Milwaukee, WI                      1982      Light Industrial       8.00     78,000         100%
1435 North 113th Street       Wauwatosa, WI                      1993      Light Industrial       4.69     51,950         100%
11217-43 West Becher Street   West Allis, WI                     1979      Light Industrial       1.74     29,099         100%
2152 South 114th Street       West Allis, WI                     1980      Light Industrial       3.30     63,680         100%
4560 North 124th Street       Wauwatosa, WI                      1976      Light Industrial       1.31     25,150         100%
12221 West Feerick Street     Wauwatosa, WI                      1971      Reg. Warehouse         1.90     39,800         100%
                                                                                                        ----------      ------
                                                                           SUBTOTAL OR AVERAGE            464,292          99%
                                                                                                        ----------      ------
MINNEAPOLIS/ST. PAUL
--------------------
6507-6545 Cecilia Circle      Bloomington, MN                    1980      Manufacturing          9.65     74,118          95%
7830-7848 12th Avenue South   Bloomington, MN                    1978      Manufacturing          8.11     82,837         100%
1275 Corporate Center Drive   Eagan, MN                          1990      Light Industrial       1.50     19,675         100%
1279 Corporate Center Drive   Eagan, MN                          1990      Light Industrial       1.50     19,792         100%
2815 Eagandale Boulevard      Eagan, MN                          1990      Light Industrial       2.20     29,106         100%
6201 West 111th Street        Bloomington, MN                    1987      Bulk Warehouse        37.00    424,866         100%
6403-6545 Cecilia Drive       Bloomington, MN                    1980      Light Industrial       9.65     87,322         100%
6925-6943 Washington Avenue   Edina, MN                          1972      Manufacturing          2.75     37,169          60%
6955-6973 Washington Avenue   Edina, MN                          1972      Manufacturing          2.25     31,189          71%
7251-7267 Washington Avenue   Edina, MN                          1972      Light Industrial       1.82     26,250          75%
7301-7325 Washington Avenue   Edina, MN                          1972      Light Industrial       1.92     27,287         100%
7101 Winnetka Avenue North    Brooklyn Park, MN                  1990      Bulk Warehouse        14.18    252,978         100%
7600 Golden Triangle Drive    Eden Prairie, MN                   1989      R&D/Flex               6.79     73,855         100%
7850-7890 12th Avenue South   Bloomington, MN                    1978      Manufacturing          8.11     67,271          97%
7900 Main Street Northeast    Fridley, MN                        1973      Manufacturing          6.09     97,020         100%
7901 Beech Street Northeast   Fridley, MN                        1975      Manufacturing          6.07     97,020         100%
9901 West 74th Street         Eden Prairie, MN            19     83/88     Reg. Warehouse         8.86    150,000         100%
10175-10205 Crosstown Circle  Eden Prairie, MN                   1980      Light Industrial       2.30     30,335          97%
11201 Hampshire Avenue South  Bloomington, MN                    1986      Manufacturing          5.90     60,480         100%
12220-12222 Nicollet Avenue   Burnsville, MN              19     89/90     Light Industrial       1.80     17,116         100%
12250-12268 Nicollet Avenue   Burnsville, MN              19     89/90     Light Industrial       4.30     42,465         100%
12224-12226 Nicollet Avenue   Burnsville, MN              19     89/90     R&D/Flex               2.40     23,607          78%
305 2nd Street Northwest      New Brighton, MN                   1991      Light Industrial       5.43     62,293          99%
953 Westgate Drive            St. Paul, MN                       1991      Light Industrial       3.17     51,906         100%
980 Lone Oak Road             Eagan, MN                          1992      Reg. Warehouse        11.40    154,950         100%
990 Lone Oak Road             Eagan, MN                          1989      Reg. Warehouse        11.41    153,607          90%
1030 Lone Oak Road            Eagan, MN                          1988      Light Industrial       6.30     83,076         100%
1060 Lone Oak Road            Eagan, MN                          1988      Light Industrial       6.50     82,728         100%
5400 Nathan Lane              Plymouth, MN                       1990      Light Industrial       5.70     72,089         100%
6464 Sycamore Court           Maplegrove, MN                     1990      Manufacturing          6.40     79,702         100%
6701 Parkway Circle           Brooklyn Center, MN                1987      R&D/Flex               4.44     75,000         100%
6601 Shingle Creek            Brooklyn Center, MN                1985      R&D/Flex               4.59     68,899          99%
10120 West 76th Street        Eden Prairie, MN                   1987      Light Industrial       4.52     57,798         100%
7615 Golden Triangle          Eden Prairie, MN                   1987      Light Industrial       4.61     52,820         100%
7625 Golden Triangle Drive    Eden Prairie, MN                   1987      Light Industrial       4.61     73,125         100%
2605 Fernbrook Lane North     Plymouth, MN                       1987      R&D/Flex               6.37     80,769         100%
12155 Nicollet Avenue         Burnsville, MN                     1995      Reg. Warehouse         5.80     48,000         100%






                                   LOCATION                   YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA      12/31/98
      ----------------            ----------   ------------   ----------   --------------     -----------   ---     ------------

MINNEAPOLIS/ST. PAUL (CONT.)
--------------------
73rd Avenue North                  Brooklyn Park, MN              1995      R&D/Flex               4.46     59,782       100%
1905 West Country Road C           Roseville, MN                  1993      R&D/Flex               4.60     47,735       100%
2720 Arthur Street                 Roseville, MN                  1995      R&D/Flex               6.06     74,337       100%
10205 51st Avenue North            Plymouth, MN                   1990      Reg. Warehouse         2.00     30,476       100%
4100 Peavey Road                   Chaska, MN                     1988      Manufacturing          8.27     78,029        64%
11300 Hampshire Avenue South       Bloomington, MN                1983      Bulk Warehouse         9.94    125,950        86%
375 Rivertown Drive                Woodbury, MN                   1996      Bulk Warehouse        11.33    172,800       100%
5205 Highway 169                   Plymouth, MN                   1960      Light Industrial       7.92     97,770        95%
6451-6595 Citywest Parkway         Eden Prairie, MN               1984      R&D/Flex               6.98     83,189        66%
7100-7190 Shady Oak Road (1)       Eden Prairie, MN               1982      Light Industrial      14.44    187,777       100%
7500-7546 Washington Square        Eden Prairie, MN               1975      Light Industrial       5.40     46,200        85%
7550-7588 Washington Square        Eden Prairie, MN               1975      Light Industrial       2.70     29,739       100%
5240-5300 Valley Industrial Blvd   Shakopee, MN                   1973      Light Industrial       9.06     80,000       100%
1565 First Avenue NW               New Brighton, MN               1978      Manufacturing          8.87    112,083       100%
7125 Northland Terrace             Brooklyn Park, MN              1996      R&D/Flex               5.89     79,675        91%
6900 Shady Oak Road                Eden Prairie,  MN              1980      R&D/Flex               4.60     49,190       100%
6477-6525 City West Parkway        Eden Prairie, MN               1984      R&D/Flex               7.00     89,456       100%
500-530 Kasota Avenue SE           Minneapolis, MN                1976      Manufacturing          4.47     85,442       100%
770-786 Kasota Avenue SE           Minneapolis, MN                1976      Manufacturing          3.16     56,388        90%
800 Kasota Avenue SE               Minneapolis, MN                1976      Manufacturing          4.10    100,250       100%
2530-2570 Kasota Avenue            St. Paul, MN                   1976      Manufacturing          4.56     75,933        63%
                                                                                                         ----------   -------
                                                                            SUBTOTAL OR AVERAGE          4,730,721        96%
                                                                                                         ----------   -------
NASHVILLE
---------
417 Harding Industrial Drive       Nashville, TN                  1972      Bulk Warehouse        13.70    207,440       100%
520 Harding Drive (k)              Nashville, TN                  1975      Bulk Warehouse        16.64    392,128       100%
3099 Barry Drive                   Portland, TN                   1995      Manufacturing          6.20    109,058       100%
3150 Barry Drive                   Portland, TN                   1993      Bulk Warehouse        26.32    268,253       100%
5599 Highway 31 West               Portland, TN                   1995      Bulk Warehouse        20.00    161,500       100%
1650 Elm Hill Pike                 Nashville, TN                  1984      Light Industrial       3.46     41,228        92%
1821 Air Lane Drive                Nashville, TN                  1984      Light Industrial       2.54     25,300       100%
1102 Appleton Drive                Nashville, TN                  1984      Light Industrial       1.73     28,022       100%
1920 Air Lane Drive                Nashville, TN                  1985      Light Industrial       3.19     49,912       100%
1931 Air Lane Drive                Nashville, TN                  1984      Light Industrial      10.11     87,549       100%
470 Metroplex Drive (k)            Nashville, TN                  1986      Light Industrial       8.11    102,052        80%
1150 Antiock Pike                  Nashville, TN                  1987      Bulk Warehouse         9.83    146,055       100%
                                                                                                         ----------    ------
                                                                            SUBTOTAL OR AVERAGE          1,618,497        99%
                                                                                                         ----------    ------
NORTHERN NEW JERSEY
-------------------
116 Lehigh Drive                   Fairfield, NJ                  1986      Bulk Warehouse         5.00    106,184       100%
60 Ethel Road West                 Piscataway, NJ                 1982      Light Industrial       3.93     42,802       100%
70 Ethel Road West                 Piscataway, NJ                 1979      Light Industrial       3.78     61,500       100%
105 Neptune Boulevard              Neptune, NJ                    1989      Light Industrial      10.00     20,440        87%
140 Hanover Avenue                 Hanover, NJ                 1964/1988    R&D/Flex               2.95     24,905       100%
601-629 Montrose Avenue            South Plainfield, NJ           1974      Light Industrial       5.83     75,000        87%
3 Marlen                           Hamilton, NJ                   1981      Light Industrial       1.11     13,174        54%
5 Marlen                           Hamilton, NJ                   1981      Light Industrial       1.56     21,000       100%
7 Marlen                           Hamilton, NJ                   1982      Light Industrial       2.05     28,400        67%
8 Marlen                           Hamilton, NJ                   1982      Reg. Warehouse         4.36     60,001       100%
15 Marlen                          Hamilton, NJ                   1982      Light Industrial       1.19     13,562       100%
17 Marlen                          Hamilton, NJ                   1981      Light Industrial       1.32     20,030        75%
1 South Gold Drive                 Hamilton, NJ                   1973      Light Industrial       1.50     20,009        95%
5 South Gold Drive                 Hamilton, NJ                   1974      Light Industrial       1.97     24,000       100%
6 South Gold Drive                 Hamilton, NJ                   1975      Light Industrial       1.00     13,580       100%
7 South Gold Drive                 Hamilton, NJ                   1976      Light Industrial       1.00     10,218        50%
8 South Gold Drive                 Hamilton, NJ                   1977      Light Industrial       1.14     16,907       100%
9 South Gold Drive                 Hamilton, NJ                   1980      Light Industrial       1.00     13,583       100%
11 South Gold Drive                Hamilton, NJ                   1979      Light Industrial       1.97     33,114       100%
12 South Gold Drive                Hamilton, NJ                   1980      Light Industrial       1.29     20,240       100%
9 Princess Road                    Lawrenceville, NJ              1985      R&D/Flex               2.36     24,375        92%
11 Princess Road                   Lawrenceville, NJ              1985      R&D/Flex               5.33     55,000       100%
15 Princess Road                   Lawrenceville, NJ              1986      R&D/Flex               2.00     20,625       100%
17 Princess Road                   Lawrenceville, NJ              1986      R&D/Flex               1.82     18,750       100%
220 Hanover Avenue                 Hanover, NJ                    1987      Bulk Warehouse        29.27    158,242         0%
244 Shefield Street                Mountainside, NJ            1965/1986    Light Industrial       2.20     23,000       100%
30 Troy Road                       Hanover,  NJ                   1972      Light Industrial       1.31     17,345       100%
15 Leslie Court                    Hanover,  NJ                   1971      Light Industrial       3.08     18,000       100%
20 Leslie Court                    Hanover,  NJ                   1974      Light Industrial       1.38     17,997       100%
25 Leslie Court                    Hanover,  NJ                   1975      Light Industrial       1.30     70,800       100%
130 Algonquin Parkway              Hanover,  NJ                   1973      Light Industrial       5.50     29,008       100%





                              LOCATION                   YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS       CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA      12/31/98
      ----------------       ----------   ------------   ----------   --------------     -----------   ---     ------------

NEW JERSEY (CONT.)
----------
150 Algonquin Parkway         Hanover,  NJ                  1973      Light Industrial       2.47     17,531        100%
55 Locust Avenue              Roseland, NJ                  1980      Reg. Warehouse        13.63     79,750        100%
31 West Forest Street (k)     Englewood, NJ                 1978      Light Industrial       6.00    110,000        100%
25 World's Fair Drive         Franklin, NJ                  1986      R&D/Flex               1.81     20,000        100%
14 World's Fair Drive         Franklin, NJ                  1980      R&D/Flex               4.53     60,000        100%
16 World's Fair Drive         Franklin, NJ                  1981      Light Industrial       3.62     43,400        100%
18 World's Fair Drive         Franklin, NJ                  1982      R&D/Flex               1.06     12,809        100%
23 World's Fair Drive         Franklin, NJ                  1982      Light Industrial       1.20     15,540        100%
12 World's Fair Drive         Franklin, NJ                  1981      Light Industrial       3.85     65,000         96%
1 World's Fair Drive          Franklin, NJ                  1983      R&D/Flex               3.85     53,372         99%
2 World's Faire Drive         Franklin, NJ                  1982      R&D/Flex               2.06     59,310         77%
49 Napoleon Court             Franklin, NJ                  1982      Light Industrial       2.06     32,487          0%
50 Napoleon Court             Franklin, NJ                  1982      Light Industrial       1.52     20,158        100%
22 World's Fair Drive         Franklin, NJ                  1983      Light Industrial       3.52     50,000        100%
26 World's Fair Drive         Franklin, NJ                  1984      Light Industrial       3.41     47,000        100%
24 World's Fair Drive         Franklin, NJ                  1984      Light Industrial       3.45     47,000         79%
12 Wright Way                 Oakland, NJ                   1981      Reg. Warehouse         6.52     52,402        100%
                                                                                                   ----------     ------
                                                                      SUBTOTAL OR AVERAGE          1,877,550         86%
                                                                                                   ----------     ------
NEW ORLEANS
-----------
520-524 Elmwood Park Blvd. (k)Jefferson, LA                 1986      Light Industrial       5.32    102,209         91%
125 Mallard St.               St. Rose, LA       (e)        1984      R&D/Flex               1.38     23,436        100%
107 Mallard                   St. Rose, LA       (e)        1985      Light Industrial       1.48     23,436         94%
125 James Drive West          St. Rose, LA       (e)        1990      Light Industrial       3.30     38,692        100%
161 James Drive West          St. Rose, LA                  1986      Light Industrial       2.80     47,474         50%
150 James Drive East          St. Rose, LA                  1986      Light Industrial       3.60     49,275        100%
115 James Drive West          St. Rose, LA       (e)        1986      Light Industrial       2.07     21,408        100%
100 James Drive               St. Rose, LA       (e)        1980      R&D/Flex               6.66     43,055        100%
143 Mallard St.               St. Rose, LA       (e)        1982      Light Industrial       1.48     23,436         99%
160 James Drive East          St. Rose, LA       (e)        1981      R&D/Flex               3.66     25,772        100%
190 James Drive East          St. Rose, LA       (e)        1987      Light Industrial       4.47     36,357        100%
120 Mallard St.               St. Rose, LA       (e)        1981      R&D/Flex               3.41     53,520        100%
110 James Drive West          St. Rose, LA       (e)        1983      R&D/Flex               1.57     24,018         77%
150 Canvasback Drive          St. Rose, LA                  1986      Reg. Warehouse         2.80     40,500        100%
                                                                                                   ----------     ------
                                                                      SUBTOTAL OR AVERAGE            552,588         93%
                                                                                                   ----------     ------
PHOENIX
-------
7340 South Kyrene Road        Tempe, AZ                     1996      Reg. Warehouse         7.20     63,720        100%
7350 South Kyrene Road        Tempe, AZ                     1996      Reg. Warehouse         5.36     99,384         59%
7360 South Kyrene Road        Tempe, AZ                     1996      R&D/Flex               5.42     99,418        100%
7343 South Hardy Drive        Tempe, AZ                     1997      Bulk Warehouse         7.84    174,854        100%
7333 South Hardy Drive        Tempe, AZ                     1997      Reg. Warehouse         7.90     98,052        100%
3906 East Broadway Road       Phoenix, AZ                   1997      Light Industrial       4.10     54,460         67%
3908 East Broadway Road       Phoenix, AZ                   1997      Light Industrial       2.52     33,002         49%
                                                                                                   ----------     ------
                                                                      SUBTOTAL OR AVERAGE            622,890         88%
                                                                                                   ----------     ------
PORTLAND
--------
5687 International Way        Milwaukee, OR      (i)        1974      Light Industrial       3.71     52,080        100%
5795 SW Jean Road        (l)  Lake Oswego, OR               1985      Light Industrial       3.02     37,352        100%
12130 NE Ainsworth Circle (k) Portland, OR                  1986      R&D/Flex               4.39     53,021         75%
5509 NW 122nd Ave  (k)        Milwaukee, OR      (h)        1995      Light Industrial       2.51     26,850        100%
6105-6113 NE 92nd Avenue (m)  Portland, OR                  1978      Light Industrial       7.42    132,800        100%
8727 NE Marx Drive  (l)       Portland, OR                  1987      Light Industrial       6.59    111,000        100%
3910 SW 170th Ave             Portland, OR                  1987      Light Industrial       1.28     20,500        100%
3388 SE 20th St.              Portland, OR                  1981      Light Industrial       0.25     11,810        100%
5962-5964 NE 87th Ave         Portland, OR                  1979      Light Industrial       1.28     14,000        100%
116 SE Yamhill                Portland, OR                  1974      Light Industrial       0.00      7,500        100%
9106 NE Marx Drive            Portland, OR                  1969      Light Industrial       0.53      7,500        100%
11620 NE Ainsworth Circle     Portland, OR                  1992      Light Industrial       1.55     10,000        100%
11824 NE Ainsworth Circle     Portland, OR                  1992      Light Industrial       2.13     20,812        100%
12124 NE Ainsworth Circle     Portland, OR                  1984      Light Industrial       2.52     29,040        100%
1735 SE Highway 20            Bend, OR                      1995      Light Industrial       1.43     18,000        100%
2715 SE Raymond               Portland, OR                  1971      Light Industrial       1.28     35,000        100%
1645 NE 72nd Ave              Portland, OR                  1972      Light Industrial       0.73     21,600        100%
1630 SE 8th Ave.              Portland, OR                  1968      Light Industrial       0.92      5,000        100%
9044 NE Marx Drive            Portland, OR                  1986      Light Industrial       0.35     19,500        100%
2443 SE 4th Ave.              Portland, OR                  1964      Light Industrial       0.76     27,128        100%
711 SE Stark St.              Portland, OR                  1972      Light Industrial       0.23      8,000        100%
11632 NE Ainsworth Circle     Portland, OR                  1990      Light Industrial       9.63    124,610         98%
NE 138th & Airport Way        Portland, OR                  1990      Light Industrial      12.91     49,624        100%
14699 NE Airport Way          Portland, OR                  1998      Light Industrial       4.75     20,000        100%
                                                                                                   ----------     ------
                                                                      SUBTOTAL OR AVERAGE            862,727         98%
                                                                                                   ----------     ------
SALT LAKE CITY
--------------
2255 South 300 West   (o)     Salt Lake City, UT            1980      Light Industrial       4.56    102,942         93%
512 Lawndale Drive    (p)     Salt Lake City, UT            1981      Light Industrial      35.00    395,291         86%
1270 West 2320 South          West Valley, UT               1986      R&D/Flex               1.49     13,025         52%




                                   LOCATION                   YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA      12/31/98
      ----------------            ----------   ------------   ----------   --------------     -----------   ---     ------------

SALT LAKE CITY (CONT.)
------------
1275 West 2240 South              West Valley, UT               1986      R&D/Flex               2.06     38,227       100%
1288 West 2240 South              West Valley, UT               1986      R&D/Flex               0.97     13,300        84%
2235 South 1300 West              West Valley, UT               1986      Light Industrial       1.22     19,000       100%
1293 West 2200 South              West Valley, UT               1986      R&D/Flex               0.86     13,300         0%
1279 West 2200 South              West Valley, UT               1986      R&D/Flex               0.91     13,300       100%
1272 West 2240 South              West Valley, UT               1986      Light Industrial       3.07     34,870       100%
1149 West 2240 South              West Valley, UT               1986      Light Industrial       1.71     21,250       100%
1142 West 2320 South              West Valley, UT               1987      Light Industrial       1.52     17,500        55%
                                                                                                      ----------    -------
                                                                          SUBTOTAL OR AVERAGE            682,005        87%
                                                                                                      ----------    -------
SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.              Cherry Hill, NJ               1963      Light Industrial       2.10     58,139       100%
2 Springdale Road                 Cherry Hill, NJ               1968      Light Industrial       1.44     21,008       100%
4 Springdale Road   (k)           Cherry Hill, NJ               1963      Light Industrial       3.02     58,132         0%
6 Springdale Road                 Cherry Hill, NJ               1964      Light Industrial       1.44     23,037       100%
8 Springdale Road                 Cherry Hill, NJ               1966      Light Industrial       3.02     45,054       100%
12 Springdale Road                Cherry Hill, NJ               1965      Light Industrial       3.40     48,385       100%
1 Esterbrook Lane                 Cherry Hill, NJ               1965      Light Industrial       1.71      8,610       100%
16 Springdale Road                Cherry Hill, NJ               1967      Light Industrial       5.30     48,922        91%
5 Esterbrook Lane                 Cherry Hill, NJ               1966      Reg. Warehouse         5.45     39,167       100%
2 Pin Oak Lane                    Cherry Hill, NJ               1968      Light Industrial       4.45     51,230       100%
6 Esterbrook Lane                 Cherry Hill, NJ               1966      Light Industrial       3.96     32,914       100%
3 Computer Drive                  Cherry Hill, NJ               1966      Bulk Warehouse        11.40    181,000       100%
19 Perina Blvd.                   Cherry Hill, NJ               1966      Light Industrial       4.00     30,000       100%
28 Springdale Road                Cherry Hill, NJ               1967      Light Industrial       2.93     38,949       100%
3 Esterbrook Lane                 Cherry Hill, NJ               1968      Light Industrial       2.15     32,844       100%
4 Esterbrook Lane                 Cherry Hill, NJ               1969      Light Industrial       3.42     39,266       100%
26 Springdale Road                Cherry Hill, NJ               1968      Light Industrial       3.25     31,652       100%
1 Keystone Ave.                   Cherry Hill, NJ               1969      Light Industrial       4.15     60,983       100%
1919 Springdale Road              Cherry Hill, NJ               1970      Light Industrial       5.13     49,300       100%
21 Olnev Ave.                     Cherry Hill, NJ               1969      Manufacturing          1.75     22,738       100%
19 Olnev Ave.                     Cherry Hill, NJ               1971      Light Industrial       4.36     53,962       100%
2 Keystone Ave.                   Cherry Hill, NJ                         Light Industrial       3.47     50,922       100%
18 Olnev Ave.                     Cherry Hill, NJ               1974      Light Industrial       8.85     62,542       100%
22 Springdale Road                Cherry Hill, NJ               1977      Light Industrial       6.24     88,872       100%
1998 Springdale Road              Cherry Hill, NJ               1971      Light Industrial       0.95     14,000       100%
55 Carnegie Drive                 Cherry Hill, NJ               1988      Reg. Warehouse        15.20     90,804       100%
57 Carnegie Drive                 Cherry Hill, NJ               1987      Bulk Warehouse        13.70    140,406       100%
                                                                                                      ----------    -------
                                                                          SUBTOTAL OR AVERAGE          1,422,838        96%
                                                                                                      ----------    -------
ST. LOUIS
---------
2121 Chapin Industrial Drive      Vinita Park, MO             1969/87     Bulk Warehouse        23.40    280,905       100%
1200 Andes Boulevard              Olivette, MO                  1967      Light Industrial       2.77     66,600       100%
1248 Andes Boulevard              Olivette, MO                  1967      Light Industrial       3.15     60,708       100%
1208-1226 Ambassador Blvd.        Olivette, MO                  1966      Light Industrial       2.11     49,600       100%
1503-1525 Fairview Industrial     Olivette, MO                  1967      Light Industrial       2.18     46,481       100%
2462-2470 Schuetz Road            St. Louis, MO                 1965      Light Industrial       2.28     43,868       100%
10431-10449 Midwest Industrial    Olivette, MO                  1967      Light Industrial       2.40     55,125        97%
10751 Midwest Industrial Blvd.    Olivette, MO                  1965      Light Industrial       1.70     44,100       100%
11652-11666 Fairgrove Industrial  St. Louis, MO                 1966      Light Industrial       1.92     31,484       100%
11674-11688 Fairgrove Industrial  St. Louis, MO                 1967      Light Industrial       1.53     31,500       100%
2337 Centerline Drive             Maryland Heights, MO          1967      Light Industrial       3.46     75,600       100%
6951 North Hanley Road (k)        Hazelwood, MO                 1965      Bulk Warehouse         9.50    129,453        32%
4560 Anglum Road                  Hazelwood, MO                 1970      Light Industrial       2.60     35,114       100%
2760 South 1st Street             St. Louis, MO                 1997      Bulk Warehouse        11.00    178,800       100%
                                                                                                      ----------    -------
                                                                          SUBTOTAL OR AVERAGE          1,129,338        92%
                                                                                                      ----------    -------
TAMPA
------
6614 Adamo Drive                  Tampa, FL                     1967      Reg. Warehouse         2.78     41,377       100%
202 Kelsey                        Tampa, FL                     1989      Bulk Warehouse         6.30    112,000       100%
6202 Benjamin Road                Tampa, FL                     1981      R&D/Flex               2.04     29,845       100%
6204 Benjamin Road                Tampa, FL                     1982      Light Industrial       4.16     60,975        79%
6206 Benjamin Road                Tampa, FL                     1983      Light Industrial       3.94     57,708       100%
6302 Benjamin Road                Tampa, FL                     1983      R&D/Flex               2.03     29,747       100%
6304 Benjamin Road                Tampa, FL                     1984      R&D/Flex               2.04     29,845       100%
6306 Benjamin Road                Tampa, FL                     1984      Light Industrial       2.58     37,861        79%
6308 Benjamin Road                Tampa, FL                     1984      Light Industrial       3.22     47,256       100%
5313 Johns Road                   Tampa, FL                     1991      R&D/Flex               1.36     25,690       100%
5602 Thompson Center Court        Tampa, FL                     1972      R&D/Flex               1.39     14,914       100%
5411 Johns Road                   Tampa, FL                     1997      Light Industrial       1.98     30,204       100%
5525 Johns Road                   Tampa, FL                     1993      R&D/Flex               1.46     24,139       100%
5607 Johns Road                   Tampa, FL                     1991      R&D/Flex               1.34     13,500       100%
5709 Johns Road                   Tampa, FL                     1990      Light Industrial       1.80     25,480       100%
5711 Johns Road                   Tampa, FL                     1990      Light Industrial       1.80     25,455        87%
4410 East Adamo Drive             Tampa, FL                     1990      Bulk Warehouse         5.60    101,744       100%
4420 East Adamo Drive             Tampa, FL                     1990      Reg. Warehouse         1.40     26,650       100%
4430 East Adamo Drive             Tampa, FL                     1987      Reg. Warehouse         3.75     64,551        79%





                                   LOCATION                   YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA      12/31/98
      ----------------            ----------   ------------   ----------   --------------     -----------   ---     ------------

TAMPA (CONT.)
------
4440 East Adamo Drive              Tampa, FL                     1988      Reg. Warehouse         3.75     64,800         100%
4450 East Adamo Drive              Tampa, FL                     1969      Reg. Warehouse         4.00     46,462          48%
5453 West Waters Avenue            Tampa, FL                     1987      R&D/Flex               0.66      7,200         100%
5455 West Waters Avenue            Tampa, FL                     1987      R&D/Flex               2.97     32,424         100%
5553 West Waters Avenue            Tampa, FL                     1987      Light Industrial       2.97     32,424         100%
5501 West Waters Avenue            Tampa, FL                     1990      R&D/Flex               1.53     15,870         100%
5503 West Waters Avenue            Tampa, FL                     1990      R&D/Flex               0.68      7,060         100%
5555 West Waters Avenue            Tampa, FL                     1990      R&D/Flex               2.31     23,947         100%
5557 West Waters Avenue            Tampa, FL                     1990      R&D/Flex               0.57      5,860         100%
5903 Johns Road                    Tampa, FL                     1987      Light Industrial       1.20     11,600         100%
4107 North Himes Avenue            Tampa, FL                     1990      R&D/Flex               1.86     26,630         100%
5461 W. Waters Ave                 Tampa, FL                     1998      Light Industrial       1.84     21,778         100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          1,094,996          94%
                                                                                                        ----------     -------
OTHER
-----
2800 Airport Road    (n)           Denton, TX                    1968      Manufacturing         29.91    222,403         100%
3501 Maple Street                  Abilene, TX                   1980      Manufacturing         34.42    123,700         100%
4200 West Harry Street  (l)        Wichita, KS                   1972      Bulk Warehouse        21.45    177,655         100%
Industrial Park No. 2              West Lebanon, NH              1968      Bulk Warehouse        10.27    156,200         100%
931 Discovery Road                 Green Bay, WI                 1997      Light Industrial       4.22     25,254         100%
9580 Interport Drive               Shreveport, LA                1989      Reg. Warehouse         3.00     50,000           0%
2675 Valley View Drive             Shreveport, LA                1997      Bulk Warehouse        12.00    250,000         100%
300 10th Street NW                 Clarion, IA                   1997      Bulk Warehouse         8.63    126,900         100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          1,132,112          96%
                                                                                                        ----------     -------

                                                                                       TOTAL            57,313,649         95%
                                                                                                        ==========     =======



(a) These properties collateralize a $35.2 million mortgage loan which matures on April 1, 2003.
(b) These properties collateralize a $8.7 million mortgage loan which matures on January 1, 2013.
(c) This property collateralizes a $.7 million mortgage loan which maturity is based upon a contingent event related to the environmental status of the property.
(d) This property collateralizes a $3.9 million mortgage loan which matures on August 1, 2008.
(e) These properties collateralize a $7.8 million mortgage loan which matures on April 1, 2006.
(f) These properties collateralize a $3.5 million mortgage loan which matures on June 1, 2003.
(g) This property collateralizes the Acquisition Mortgage Loan IV (hereinafter defined).
(h) These properties collateralize the Acquisition Mortgage Loan VI (hereinafter defined).
(i) These properties collateralize the Acquisition Mortgage Loan VII (hereinafter defined).
(j) These properties collateralize the Acquisition Mortgage Loan VIII (hereinafter defined).
(k)   Comprised of two properties.
(l)   Comprised of three properties.
(m)   Comprised of four properties.
(n)   Comprised of five properties
(o)   Comprised of seven properties.
(p)   Comprised of 29 properties.

TENANT AND LEASE INFORMATION

        The Consolidated Operating Partnership has a diverse base of approximately 2,900 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1998, approximately 95% of the GLA of the Consolidated Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 1.2 % of the Consolidated Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.2%, of the Consolidated Operating Partnership's total GLA as of December 31, 1998.

        The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership's properties as of December 31, 1998.


                                                                           ANNUAL BASE RENT
                    NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
   YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
--------------     ----------       ------------       -------------       ----------------       -------------------
   1999                  852         13,214,501             24.2%            $    63,385                       25.4%
   2000                  637          9,369,638             17.2%                 42,393                       17.0%
   2001                  564          9,010,511             16.5%                 41,122                       16.5%
   2002                  293          6,205,114             11.4%                 28,120                       11.3%
   2003                  323          5,804,106             10.6%                 28,828                       11.6%
   2004                   73          2,588,695              4.7%                  9,772                        3.9%
   2005                   39          1,601,298              2.9%                  8,511                        3.4%
   2006                   34          1,736,278              3.2%                  6,867                        2.8%
   2007                   24          1,797,620              3.3%                  7,209                        2.9%
   2008                   30          1,231,096              2.3%                  6,522                        2.6%
   Thereafter             18          2,017,689              3.7%                  6,582                        2.6%
                   ----------       ------------       -------------       ----------------       -------------------
   Total               2,887         54,576,546            100.0%            $   249,311                      100.0%
                   =========        ============       =============       ================       ===================

(1) Lease expirations as of December 31, 1998 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 2,737,103 aggregate square feet.


        The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1998, approximately 94% of the GLA of the Other Real Estate Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 6.5% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 4.1%, of the Other Real Estate Partnerships' total GLA as of December 31, 1998.

        The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 1998.

                                                                           ANNUAL BASE RENT
                    NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
   YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
--------------     ----------       ------------       -------------       ----------------       -------------------
  1999                  53            1,251,321             11.2%            $      4,440                     10.1%
  2000                  56            1,775,010             15.8%                   8,168                     18.5%
  2001                  34            2,059,629             18.4%                   6,876                     15.6%
  2002                  26            1,115,819              9.9%                   4,199                      9.5%
  2003                  39            1,178,903             10.5%                   6,070                     13.7%
  2004                  16            1,368,129             12.2%                   5,401                     12.2%
  2005                   7              473,627              4.2%                   1,808                      4.1%
  2006                   2              146,816              1.3%                     591                      1.3%
  2007                   3              296,181              2.6%                     810                      1.8%
  2008                   4            1,084,718              9.7%                   3,602                      8.2%
  Thereafter             3              468,000              4.2%                   2,208                      5.0%
                   ----------       ------------       -------------       ----------------       -------------------
  Total                243           11,218,153            100.0%            $     44,172                    100.0%
                   ==========       ============       =============       ================       ===================

--------------
(1) Lease expirations as of December 31, 1998 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)   Does not include existing vacancies of 721,581 aggregate square feet.


ITEM 3.  LEGAL PROCEEDINGS

         The Consolidated Operating Partnership is involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity of the Consolidated Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S PARTNERS' CAPITAL AND RELATED PARTNER MATTERS

         There is no established public trading market for the general partner and limited partner units and the Preferred Units. As of March 24, 1999, there were 270 holders of record of general partner and limited partner units and one holder of record (the Company) of Preferred Units.

         Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The Operating Partnership has made consecutive quarterly distributions to the Company with respect to Preferred Units since the issuance of each such Preferred Units. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.40 per unit ($.60 per Unit per quarter). The annual distribution rate with respect to Preferred Units is $218.75000 per Series B Unit ($54.68750 per Series B Unit per quarter), $215.624000 per Series C Unit ($53.90600 per Series C Unit per quarter), $198.75000 per Series D Unit ($49.68750 per Series D Unit per quarter) and $197.50000 per Series E Unit ($49.375000 per Series E Unit per quarter). The Operating Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to Preferred Units, out of any funds legally available for that purpose.

         The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

         Calendar Period                                       Distribution

         1998:
             Fourth Quarter...................................... $.6000
             Third Quarter....................................... $.5300
             Second Quarter...................................... $.5300
             First Quarter....................................... $.5300
         1997:
             First Quarter....................................... $.5300
             Second Quarter...................................... $.5050
             Third  Quarter...................................... $.5050
             Fourth Quarter...................................... $.5050


         In 1996, the Operating Partnership issued an aggregate of 1,038,712 Units having an aggregate vale of $23.9 million in exchange for property. In 1997, the Operating Partnership issued an aggregate of 3,634,148 Units having an aggregate value of $115.2 million in exchange for property. In 1998, the Operating Partnership issued an aggregate of 1,515,983 Units having an aggregate value of $49.4 million in exchange for property.

         All of the above Units were issued in private placements in reliance on
Section 4 (2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

         Subject to lock-up periods and certain adjustments, Units are generally convertible into common stock, par value $.01, of the Company on a one-for-one basis.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis and the Contributing Businesses on a historical combined basis. The following data should be read in conjunctionZ with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 1998, 1997, 1996 and 1995 and the six months ended December 31, 1994 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical balance sheet data and other data as of December 31, 1998, 1997, 1996, 1995 and 1994 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical balance sheet data as of June 30, 1994 and the combined statements of operations for the six months ended June 30, 1994 has been derived from the historical financial statements of the Contributing Businesses. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.

===================================================================================================================================
                                                                                                                       CONTRIBUTING
                                                                                                                         BUSINESS
                                                                      THE OPERATING PARTNERSHIP                         (COMBINED)
                                              -------------------------------------------------------------------     -------------
                                                 YEAR           YEAR          YEAR          YEAR       SIX MONTHS      SIX MONTHS
                                                 ENDED         ENDED         ENDED         ENDED         ENDED            ENDED
                                               12/31/98       12/31/97      12/31/96      12/31/95      12/31/94         6/30/94
                                              -----------    ----------    ----------    ----------    ----------     -------------
                                                             (IN THOUSANDS, EXCEPT PER UNIT, RATIO AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues.............................  $   293,386   $   98,566     $     37,587    $  27,442   $    9,604    $   22,816
 Property Expenses..........................      (85,773)     (29,183)          (9,935)      (7,478)      (2,120)       (6,036)
 General & Administrative Expense...........      (12,919)      (5,820)          (4,014)      (3,792)      (1,047)         (795)
 Interest Expense...........................      (68,862)     (25,099)          (4,685)      (6,581)        (807)      (11,773)
 Amortization of Interest Rate
    Protection Agreements and
    Deferred Financing Cost ................         (851)        (369)            (196)        (222)        (187)         (858)
 Depreciation & Other Amortization..........      (54,209)     (15,873)          (6,310)      (5,087)      (1,916)       (4,744)
 Management and Construction
    Income (Loss)...........................          ---          ---              ---          ---          ---           (81)
 Equity in Income of Other Real
    Estate Partnerships.....................       27,583       31,297           20,130        7,841        6,767           ---
 Equity in Income of Joint Venture..........           45          ---              ---          ---          ---           ---
 Disposition of Interest Rate
    Protection Agreements (a)...............       (8,475)       4,038              ---          ---          ---           ---
 Restructuring Charge (b)...................       (6,858)         ---              ---          ---          ---           ---
 Gain on Sales of Properties................        2,931          728            4,344          ---          ---           ---
                                              -----------   ----------     ------------    ---------   ----------    ----------
 Income (Loss) Before Extraordinary
    Loss and Cumulative Effect of
    Change in Accounting Principle..........       85,998       58,285           36,921       12,123       10,294        (1,471)
 Extraordinary Loss (c).....................          ---       (4,666)          (2,273)         ---          ---        (1,449)
 Cumulative Effect of Change in
   Accounting Principle (d).................         (719)         ---              ---          ---          ---           ---
                                              -----------   ----------     ------------    ---------   ----------    ----------
 Net Income (Loss)..........................       85,279       53,619           34,648      12, 123       10,294        (2,920)
                                                                                                                     ==========
 Preferred Unit Distributions...............      (26,691)      (7,936)             ---          ---          ---
                                              -----------   ----------     ------------    ---------   ----------
 Net Income Available to
   Unitholders..............................  $    58,588   $   45,683     $     34,648    $  12,123   $   10,294
                                              ===========   ==========     ============    =========   ==========
 Net Income Available to Unitholders
   Before Extraordinary Loss and
   Cumulative Effect of Change in
   Accounting  Principle Per Unit:
     Basic..................................  $      1.34   $     1.41     $       1.38    $     .59   $      .50
                                              ===========   ==========     ============    =========   ==========
     Diluted................................  $      1.34   $     1.40     $       1.38    $     .59   $      .50
                                              ===========   ==========     ============    =========   ==========
 Net Income Available to Unitholders
   Per Unit:
     Basic..................................  $      1.33   $     1.28     $       1.29    $     .59   $      .50
                                              ===========   ==========     ============    =========   ==========
     Diluted................................  $      1.32   $     1.27     $       1.29    $     .59   $      .50
                                              ===========   ==========     ============    =========   ==========
 Distributions Per Unit.....................  $      2.19   $    2.045     $     1.9675    $   1.905   $     .945
                                              ===========   ==========     ============    =========   ==========
Weighted Average Number of Units
   Outstanding
     Basic..................................       44,100       35,682           26,763       20,419       20,419
                                              ===========   ==========     ============    =========   ==========
     Diluted................................       44,283       35,987           26,849       20,419       20,419
                                              ===========   ==========     ============    =========   ==========

BALANCE SHEET DATA (END OF PERIOD):
Net Investment in Real Estate...............  $ 1,988,030   $1,178,741     $    345,648    $  91,540   $  159,056    $  556,902
 Investment in Other Real Estate
    Partnerships............................      368,364      643,621          258,411      241,918      208,274           ---
 Total Assets...............................    2,470,661    1,870,183          622,122      356,060      375,220       616,767
 Mortgage Loans, Acquisition
    Facilities Payable, Senior
    Unsecured Debt, Construction
    Loans and Promissory Notes
    Payable.................................    1,149,460      839,592           59,897       53,108       48,700       305,000
 Total Liabilities..........................    1,261,102      904,006           86,890       69,291       61,676       323,703
 Partners' Capital..........................    1,209,559      966,177          535,232      286,769      313,544       269,326

OTHER DATA:
 Cash Flows  From Operating
  Activities................................  $   120,319   $   30,760     $     18,871    $   4,182   $  (10,299)   $    4,911
 Cash Flows From Investing Activities.......     (510,812)  (1,052,705)        (202,673)     (40,906)     (61,352)     (374,757)
 Cash Flows From Financing
  Activities................................      399,444    1,022,645          181,604       43,182       66,232       374,152
 Ratio of Earnings to Fixed
  Charges and Preferred Unit
  Distributions (e).........................         1.68x        2.29x            6.96x        2.68x        1.65x         --- (f)
 Total Properties (g).......................          885          522              137           30           50           226
 Total GLA in sq. ft (g)....................   57,313,649   34,455,753       12,650,986    3,488,921    4,857,281    17,393,813
 Occupancy % (g)............................           95%          94%             97%           97%          97%           97%
===================================================================================================================================

(a) On July 1, 1995, the Consolidated Operating Partnership entered into interest rate swap agreements (the "1995 Interest Rate Protection Agreements") with a notional value of $300.0 million, which, together with the interest rate protection agreements the Financing Partnership owned, effectively fixed the annual interest rate on the Financing Partnership's $300.0 million mortgage loan at 6.97% for six years through June 30, 2001. On May 16, 1997, the Consolidated Operating Partnership, through the Operating Partnership, sold the 1995 Interest Rate Protection Agreements resulting in a gain of approximately $4.0 million. The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

(b) Represents a restructuring charge relating to severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted stock.

(c) Upon consummation of the Initial Offering in June 1994, certain Contributing Businesses' loans were repaid and the related unamortized deferred financing fees totaling $1.5 million were written off. In 1996, the Consolidated Operating Partnership, through Operating Partnership, terminated certain revolving credit facilities. The Consolidated Operating Partnership recorded an extraordinary loss of $2.3 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Consolidated Operating Partnership, through Operating Partnership, terminated an unsecured loan and a revolving credit facility. The Consolidated Operating Partnership recorded an extraordinary loss of $4.7 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses.

(d) In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. Consistent with SOP 98-5, in the second quarter of 1998, the Consolidated Operating Partnership has reported a cumulative effect of a change in accounting principle in the amount of approximately $.7 million to reflect the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet.

(e) For purposes of computing the ratios of earnings to fixed charges and preferred unit distributions, earnings have been calculated by adding fixed charges (excluding capitalized interest) to income (loss) before extraordinary loss, cumulative effect of change in accounting principle, gain on sales of properties, restructuring charge and disposition of interest rate protection agreement(s). Fixed charges consist of interest costs, whether expensed or capitalized, and amortization of interest rate protection agreement(s) and deferred financing costs.

(f) Earnings were inadequate to cover fixed charges by approximately $1.4 million for the six months ended June 30, 1994.

(g)   As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.0% ownership interest at December 31, 1998. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.0% interest in the Operating Partnership at December 31, 1998.

         The Operating Partnership is the sole member of limited liability companies (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc., as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through wholly owned limited liability companies in which it is the sole member, also owns a 10% equity interest in and provides asset and property management services to a joint venture which invests in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

         Profits, losses and distributions of the Operating Partnership are allocated to the general partner and the limited partners in accordance with the provisions contained within its restated and amended partnership agreement.

         As of December 31, 1998, the Operating Partnership, the L.L.C.'s and FR Development Services, Inc. (hereinafter defined as "The Consolidated Operating Partnership") owned 885 in-service industrial properties, containing an aggregate of approximately 57.3 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 1998, the Other Real Estate Partnerships owned 102 in-service industrial properties, containing an aggregate of approximately 12.0 million square feet of GLA. Of the 102 industrial properties owned by the Other Real Estate Partnerships at December 31, 1998, 23 are held by the Financing Partnership, 19 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         At December 31, 1998, the Consolidated Operating Partnership owned 885 in-service properties containing approximately 57.3 million square feet of GLA, compared to 521 in-service properties with approximately 34.2 million square feet of GLA at December 31, 1997. During 1998, the Consolidated Operating Partnership acquired 220 properties containing approximately 10.9 million square feet of GLA, completed development of seven properties totaling 1.0 million square feet of GLA and sold 36 in-service properties totaling 1.6 million square feet of GLA and several land parcels. In addition, on January 2, 1998, the Financing Partnership distributed 173 industrial properties comprising 12.8 million square feet of GLA to the Operating Partnership.

         Rental income and tenant recoveries and other income increased in 1998 over 1997 by $194.8 million or 197.7% due primarily to the properties acquired or developed after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and December 31, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties). Revenues from properties owned prior to January 1, 1997 increased in 1998 over 1997 by approximately $2.3 million or 2.0% due primarily to increased rental rates upon renewal or replacement of tenant leases.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $56.6 million or 193.9% due primarily to the properties acquired or developed after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and December 31, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties). Expenses from properties owned prior to January 1, 1997 remained relatively unchanged.

         General and administrative expense increased by approximately $7.1 million, of which, approximately $4.4 million is due primarily to the additional expenses associated with managing the Consolidated Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Consolidated Operating Partnership's business. Approximately $2.7 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Company adopted EITF 97-11 on March 19, 1998.

         Interest expense increased by approximately $43.8 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties (between January 1, 1997 and December 31, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties).

         Amortization of interest rate protection agreements and deferred financing costs increased by approximately $.5 million due primarily to additional amortization of deferred financing costs relating to the issuance of additional senior unsecured debt.

         Depreciation and other amortization increased by approximately $38.3 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and December 31, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties).

         The $6.9 million restructuring charge for the year ended December 31, 1998 represents a charge in connection with the Consolidated Operating Partnership's restructuring. The restructuring charge is comprised primarily of severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted stock.

         Equity in income of Other Real Estate Partnerships decreased in 1998 from 1997 by approximately $3.7 million due primarily to interest income earned in 1997 on U.S. Government securities and the reinvestment of cash proceeds from such securities upon maturity that were pledged as collateral by the Financing Partnership to legally defease the Financing Partnership's $300.0 million mortgage loan as well as a decrease in net income in one of the Other Real Estate Partnerships due to the distribution of 173 industrial properties to the Operating Partnership on January 2, 1998, offset by additional net income of the Other Real Estate Partnerships due primarily to properties acquired by the Other Real Estate Partnerships subsequent to December 31, 1996 and an extraordinary loss and a loss from disposition of interest rate protection agreements incurred in 1997.

         Equity in income of Joint Venture of approximately $.05 million for the year ended December 31, 1998 represents the Consolidated Operating Partnership's 10% equity interest in the income of the September 1998 Joint Venture (hereinafter defined).

         The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

         The $4.0 million gain on disposition of interest rate protection agreements for the year ended December 31, 1997 represents the sale of the Consolidated Operating Partnership's, through the Operating Partnership, interest rate protection agreements in April 1997. These agreements, together with the interest rate protection agreements of the Financing Partnership, were entered into in July 1995 and effectively fixed the annual interest rate on the Financing Partnership's $300.0 million mortgage loan at 6.97% for six years through June 30, 2001.

         The $2.9 million gain on sales of properties for the year ended December 31, 1998 resulted from the sale of 36 in-service properties and several parcels of land. Gross proceeds for these property sales totaled approximately $77.7 million.

         The $.7 million gain on sales of properties for the year ended December 31, 1997 resulted from the sale of three in-service properties. Gross proceeds for these property sales totaled approximately $16.1 million.

         The $4.7 million extraordinary loss for the year ended December 31, 1997 represents the write-off of unamortized deferred financing costs, prepayment fees, legal fees and other costs incurred to terminate an unsecured loan and a revolving line of credit.

         The $.7 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), as further discussed later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".


COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         At December 31, 1997, the Consolidated Operating Partnership owned 521 in-service properties containing approximately 34.2 million square feet of GLA, compared to 137 in-service properties with approximately 12.7 million square feet of GLA at December 31, 1996. During 1997, the Consolidated Operating Partnership acquired 379 properties containing approximately 20.7 million square feet of GLA, completed development of eight properties totaling 1.2 million square feet of GLA and sold three in-service properties totaling .4 million square feet of GLA and one property held for redevelopment.

         Rental income and tenant recoveries and other income increased in 1997 over 1996 by approximately $61.0 million or 162.2% due primarily to the properties acquired after December 31, 1995. Revenues from properties owned prior to January 1, 1996 remained relatively unchanged.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1997 over 1996 by approximately $19.2 million or 193.7% due primarily to properties acquired after December 31, 1995. For properties owned prior to January 1, 1996, property expenses remained relatively unchanged.

         General and administrative expense increased in 1997 over 1996 by approximately $1.8 million due primarily to the additional expenses associated with managing the Consolidated Operating Partnership's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Consolidated Operating Partnership's business.

         Interest expense increased by approximately $20.4 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due primarily to a higher average debt balance to fund a capital contribution to the

Financing Partnership for the purchase of U.S. Government securities to legally defease a $300.0 million mortgage loan and to fund the acquisition and development of additional properties.

         Depreciation and amortization increased in 1997 over 1996 by approximately $9.6 million due primarily to the additional depreciation and amortization related to the properties acquired and placed in service after December 31, 1995.

         Equity in income of Other Real Estate Partnerships increased in 1997 over 1996 by approximately $11.2 million due primarily to interest income earned on U.S. Government securities and the reinvestment of cash proceeds from such securities upon maturity that were pledged as collateral by the Financing Partnership to legally defease the Financing Partnership's $300.0 million mortgage loan, additional net income from properties acquired by the Other Real Estate Partnerships after December 31, 1995 and a gain from the sales of real estate offset by an extraordinary loss and a loss from the disposition of interest rate protection agreements.

         The $4.0 million gain on the disposition of interest protection agreements for the year ended December 31, 1997 represents the sale of the Consolidated Operating Partnership's, through the Operating Partnership, interest rate protection agreements in April 1997. These interest rate protection agreements, together with the interest rate protection agreements of the Financing Partnership, were entered into in July 1995 and effectively fixed the annual interest rate on the Financing Partnership's $300.0 million mortgage loan at 6.97% for six years through June 30, 2001.

         The $.7 million gain on sales of properties for the year ended December 31, 1997 resulted from the sale of three in-service properties. Gross proceeds for these property sales totaled approximately $16.1 million.

         The $4.3 million gain on sales of properties for the year ended December 31, 1996 resulted from the sale of six in-service properties. Gross proceeds for these property sales totaled approximately $15.0 million.

         The $ 4.7 million extraordinary loss for the year ended December 31, 1997 represents the write-off of unamortized deferred financing costs, prepayment fees, legal fees and other costs incurred to terminate an unsecured loan and a revolving line of credit.

         The $2.3 million extraordinary loss for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee incurred to terminate certain revolving credit facilities.



LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Consolidated Operating Partnership's unrestricted cash and cash equivalents totaled $13.9 million. Included in restricted cash is approximately $7.7 million of gross proceeds from the sale of properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership, through the Operating Partnership, exchanges into properties under
Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 1998

         Net cash provided by operating activities of approximately $120.3 million for the year ended December 31, 1998 was comprised primarily of net income of approximately $85.3 million and adjustments for non-cash items of approximately $23.7 million and the net change in operating assets and liabilities of approximately $11.3 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, a provision for bad debts and the cumulative effect of a change in accounting, principle due to the adoption of SOP 98-5 (as further discussed later in this "Management's Discussion and Analysis of Financial Condition and Results of Operation"), offset by the gain on sales of properties, equity in income of the Other Real Estate Partnerships, equity in income of joint venture and the effect of the straight-lining of rental income.

         Net cash used in investing activities of approximately $510.8 million for the year ended December 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of properties, contributions to investment in Other Real Estate Partnerships, investment in joint venture and an increase in restricted cash used to effect
Section 1031 exchanges, offset by distributions from investment in Other Real Estate Partnerships, the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

         Net cash provided by financing activities of approximately $399.4 million for the year ended December 31, 1998 was comprised primarily of Unit and preferred general partnership unit contributions, net proceeds from the issuance of senior unsecured debt, net borrowings under the Operating Partnership's $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"), offset by Unit and preferred general partnership unit distributions and repayments on mortgage loans payable.

YEAR ENDED DECEMBER 31, 1997

         Net cash provided by operating activities of approximately $30.8 million for the year ended December 31, 1997 was comprised primarily of net income of approximately $53.6 million offset by adjustments for non-cash items of approximately $15.4 million and the net change in operating assets and liabilities of approximately $7.4 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, extraordinary loss and a provision for bad debts, offset by the gain on disposition of interest rate protection agreements, the gain on sales of properties, equity in income of the Other Real Estate Partnerships and the effect of the straight-lining of rental income.

         Net cash used in investing activities of approximately $1,052.7 million for the year ended December 31, 1997 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of properties, contributions to investment in Other Real Estate Partnerships and the funding of mortgage loans receivable, offset by distributions from investment in Other Real Estate Partnerships, the proceeds from the sales of properties and funding of mortgage loans receivable.

         Net cash provided by financing activities of approximately $1,022.6 million for the year ended December 31, 1997 was comprised primarily of Unit and preferred general partnership unit contributions, net borrowings under the Operating Partnership's $200.0 million unsecured revolving credit facility, net proceeds from the issuance of senior unsecured debt and proceeds from the sale of interest rate protection agreements, offset by Unit and preferred general partnership unit distributions, repayments of mortgage loans payable, repayments of promissory notes payable and repayments of senior unsecured debt.

YEAR ENDED DECEMBER 31, 1996

         Net cash provided by operating activities of approximately $18.9 million for the year ended December 31, 1996 was comprised primarily of net income of approximately $34.6 million offset by adjustments for non-cash items of approximately $16.8 million and the net change in operating assets and liabilities of approximately $1.1 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, extraordinary loss and a provision for bad debts, offset by the gain on sales of properties and the effect of the straight-lining of rental income.

         Net cash used in investing activities of approximately $202.7 million for the year ended December 31, 1996 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of properties and contributions to investment in the Other Real Estate Partnerships, offset by distributions from investment in Other Real Estate Partnerships and the proceeds from the sales of properties and funding of mortgage loans receivable.

         Net cash provided by financing activities of approximately $181.6 million for the year ended December 31, 1996 was comprised primarily of Unit contributions, and proceeds from mortgage loans payable, offset by Unit distributions, repayments of mortgage loans payable, repayments of construction loans payable and net repayments under the Operating Partnerships $200.0 million unsecured revolving credit facility.

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED UNIT DISTRIBUTIONS

         The ratio of earnings to fixed charges and preferred unit distributions was 1.68 for the year ended December 31, 1998 compared to 2.29 for the year ended December 31, 1997 and 6.96 for the year ended December 31, 1996. The decrease in the earnings to fixed charges and preferred unit distributions between fiscal years 1998 and 1997 is primarily due to additional interest expense and preferred unit distributions incurred in fiscal year 1998 from additional debt and preferred units issued to fund property acquisitions and developments, which is partially offset by higher net operating income from the property acquisitions as discussed in "Results of Operations" above. The decrease in the earnings to fixed charges and preferred unit distributions between fiscal year 1997 and 1996 is primarily due to additional interest expense and preferred unit distributions incurred in fiscal year 1997 from additional debt and preferred units issued in fiscal year 1997 to fund property acquisitions and a capital contribution to the Financing Partnership to fund the legal defeasance of its $300.0 million mortgage loan.



MARKET RISK

         The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 1998 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At December 31, 1998, $134.8 million (approximately 12% of total debt at December 31, 1998) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 1997 Unsecured Acquisition Facility) and $1,014.6 million (approximately 88% of total debt at December 31, 1998) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

         For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Consolidated Operating Partnership. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Consolidated Operating Partnership's future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Consolidated Operating Partnership until the Consolidated Operating Partnership is required to refinance such debt. See Note 7 to the consolidated financial statements for a discussion of the maturity dates of the Consolidated Operating Partnership's various fixed rate debt.

         Based upon the amount of variable rate debt outstanding at December 31, 1998, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 1998 by approximately $46.8 million to $946.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 1998 by approximately $51.3 million to $1,045.0 million. A 10% increase in interest rates would decrease the fair value of the Written Options at December 31, 1998 by approximately $4.0 million to $9.2 million. A 10% decrease in interest rates would increase the fair value of the Written Options at December 31, 1998 by approximately $4.5 million to $17.7 million.

         Information relating to the Consolidated Operating Partnership's interest rate protection agreement that was settled on November 5, 1998 is disclosed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

         In 1998, the Consolidated Operating Partnership acquired 220 industrial properties comprising approximately 10.9 million square feet of GLA for a total purchase price of approximately $447.0 million, completed the development of seven properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $37.2 million and sold 36 in-service properties comprising approximately 1.6 million square feet of GLA and several land parcels for gross proceeds of approximately $77.7 million. The gain on sales of properties was approximately $2.9 million.

         The Consolidated Operating Partnership has committed to the construction of seven development projects totaling approximately .9 million square feet of GLA. The estimated total construction costs are approximately $30.3 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility.

         From January 1, 1999 to March 24, 1999, the Consolidated Operating Partnership acquired three industrial properties for a total estimated investment of approximately $16.8 million. The Operating Partnership also sold eight industrial properties for approximately $19.1 million of gross proceeds.

REAL ESTATE HELD FOR SALE

         The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 1998, the Consolidated Operating Partnership had three industrial properties located in New Jersey comprising approximately 148,874 square feet of GLA held for sale, one industrial property located in Michigan comprising approximately 32,470 square feet of GLA held for sale and one industrial property located in Colorado comprising approximately 26,922 square feet of GLA held for sale. Income from operations of the five industrial properties held for sale for the twelve months ended December 31, 1998, 1997 and 1996 is $.8 million, $.6 million and $.1 million, respectively. Net carrying value of the five industrial properties held for sale at December 31, 1998 is $9.7 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURES

         On September 28, 1998, the Consolidated Operating Partnership, through a limited liability company in which the sole member is the Operating Partnership, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly owned limited liability companies in which the sole member is the Operating Partnership, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price determined by the provisions of the co-ownership agreement between the Consolidated Operating Partnership and the September 1998 Joint Venture's other partner. The Consolidated Operating Partnership received approximately $2.3 million in acquisition, asset management and property management fees in 1998 from the September 1998 Joint Venture. The Consolidated Operating Partnership accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 1998, the September 1998 Joint Venture owned 130 industrial properties comprising approximately 6.3 million square feet of GLA.

MORTGAGE LOANS AND SENIOR UNSECURED DEBT

         On April 16, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2.5 million (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.0 million (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI is collateralized by one property in Portland, Oregon, bears interest at a fixed rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition

Mortgage Loan VI matures on November 1, 2006. The Acquisition Mortgage Loan VI may be prepaid only after September 2001 in exchange for a 3% prepayment fee.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.4 million (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukie, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

         On November 5, 1998, the Consolidated Operating Partnership, through the Consolidated Operating Partnership, assumed a mortgage loan in the principal amount of $1.3 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by three properties in Richland Hills, Texas, bears interest at a fixed rate of 8.450% and provides for monthly principal and interest payments based on a 143-month amortization schedule. The Acquisition Mortgage Loan VIII matures on July 1, 2009.

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100.0 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Consolidated Operating Partnership received approximately $2.8 million of proceeds from the Remarketing Dealer as consideration for the Call Option. The Consolidated Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Consolidated Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Consolidated Operating Partnership also settled an interest rate protection agreement, in the notional amount of $100.0 million, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

         On July 14, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Consolidated Operating Partnership also settled interest rate protection agreements, in the notional amount of $150.0 million, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50.0 million of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

         On November 5, 1998 the Consolidated Operating Partnership, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership settled its position in the interest rate protection agreement. As a result, the Consolidated Operating Partnership recognized an expense of approximately $8.5 million associated with the settlement of this interest rate protection agreement in the fourth quarter of 1998.

ISSUANCE OF PREFERRED UNITS, UNITS AND EMPLOYEE STOCK OPTIONS

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an

$53.906 per unit on its Series C Cumulative Preferred Units. On March 31, 1998, the Operating Partnership paid a period prorated first quarter distribution of $30.365 per unit on its Series D Preferred Units. The preferred unit distributions paid on March 31, 1998 totaled, in the aggregate, approximately $4.8 million. On March 31, 1998, the Operating Partnership accrued a period prorated first quarter distribution of $7.13194 per Series E Preferred Unit, totaling $.2 million for the three months ended March 31, 1998.

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

         On September 30, 1998, the Operating Partnership paid a third quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $49.687 per unit on its Series D Preferred Units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on September 30, 1998 totaled, in the aggregate, approximately $7.2 million.

         On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $49.687 per unit on its Series D Preferred Units. On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on December 31, 1998 totaled, in the aggregate, approximately $7.2 million.

         In March 1999, the Operating Partnership declared a first quarter distribution of $.60 per unit which is payable on April 19, 1999. The Operating Partnership also declared a first quarter distribution of $54.688 per unit, $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, which is payable on March 31, 1999.

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

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. The Consolidated Operating Partnership is also actively considering joint ventures with institutional partners and dispositions of select assets as additional financing strategies. As of December 31, 1998 and March 24, 1999, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At December 31, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.5%. As of March 24, 1999, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $164.7 million available in additional borrowings under the 1997 Unsecured Acquisition Facility.

RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Consolidated Operating Partnership utilizes real estate brokerage services from CB Richard Ellis for which a relative of one of the Company's officers/Directors is an employee.

         From time to time, the Consolidated Operating Partnership utilizes leasing services from an entity for which one of the Company's former officers located in a regional office owns a 62.5% ownership interest. For the year ended December 31, 1998, the Consolidated Operating Partnership has paid approximately $.2 million of leasing commissions to this entity.

         On July 16, 1998, the Consolidated Operating Partnership, through the Operating Partnership, completed an acquisition of a real estate firm of which a former officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2.3 million.

         On June 23, 1998, the Consolidated Operating Partnership, through the Operating Partnership, purchased a 292,471 square foot light industrial property located in Denver, Colorado for approximately $12.2 million. The property was purchased from a company in which one of the Company's officers owned a 12.08% interest.


         Four industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, the sole shareholders of which were a Director of the Company and a former Director/officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.


         In the fourth quarter of 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold three industrial properties to a former officer and Director of the Company for gross proceeds of approximately $10.7 million. The former officer and Director has the option of selling the properties back to the Consolidated Operating Partnership and the Consolidated Operating Partnership has the option of buying the properties from the former officer and Director. The gain on sale from the sale of these properties has been deferred and will be recognized if the above mentioned options are not exercised.


ENVIRONMENTAL

         The Consolidated Operating Partnership incurred environmental costs of $.1 million and $.2 million in 1998 and 1997, respectively. The Consolidated Operating Partnership estimates 1999 costs of approximately $.1 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 1999 and beyond with regard to currently identified environmental issues will not exceed approximately $1.8 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

INFLATION

         For the last several years, inflation has not had a significant impact on the Consolidated Operating Partnership because of the relatively low inflation rates in the Consolidated Operating Partnership's markets of operation. Most of the Consolidated Operating Parnerhip's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Consolidated Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which may enable the Consolidated Operating Partnership to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

YEAR 2000 COMPLIANCE

         The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

         The Consolidated Operating Parntership has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Consolidated Operating Partnership is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Consolidated Operating Partnership. In addition, the Consolidated Operating Partnership is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Consolidated Operating Partnership. The Consolidated Operating Partnership has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Consolidated Operating Partnership. The Consolidated Operating Partnership is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. Of the tenant surveys processed to date, all have stated that they are either Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Consolidated Operating Partnership plans to complete its assessment of Year 2000 compliance by such parties by June 30, 1999. Until such time the Consolidated Operating Partnership cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

         Because the Consolidated Operating Partnership's evaluation of its Year 2000 issues has been conducted by its own personnel or by its vendors in connection with their servicing operations, the Consolidated Operating Partnership's expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material. In addition, the Consolidated Operating Partnership is not aware of any Year 2000-related conditions that it believes would likely require any material expenditures by the Consolidated Operating Partnership in the future.

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

   OTHER

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Consolidated Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Consolidated Operating Partnership's net income available to unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The sole business of the Consolidated Operating Partnership is the owning and operation of industrial properties. The Consolidated Operating Partnership evaluates operating results and allocates resources on a property-by-property basis. Accordingly, the Consolidated Operating Partnership has concluded it has a single reportable segment for FAS 131 purposes. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of FAS 131 is currently required.


         In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Consolidated Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Consolidated Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The adoption of EITF 97-11 resulted in a cumulative increase of approximately $2.7 million in the amount of general and administrative expense reflected in the Consolidated Operating Partnership's consolidated statement of operations in 1998.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Consolidated Operating Partnership reported a cumulative effect of a change in accounting principle in the amount of approximately $.7 million to reflect the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Consolidated Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Response to this item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

      The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12 and Item 13 is incorporated herein by reference to parts of the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders (the form of which is filed herewith as Exhibit 99) captioned "Information Regarding Nominees and Directors", "Executive Officers and Other Senior Management", "Director Compensation", "Executive Compensation", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Certain Relationships and Transactions" and "Security Ownership of Management and Certain Beneficial Owners". Information contained in the part of such proxy statement captioned "Stock Performance Graph" is specifically not incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS
          (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

(3) Exhibits:

Exhibit No.    Description
-----------    -----------

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement") (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9 Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc. and The First National Bank of Chicago, Union Bank of Switzerland, New York Branch and certain other banks (incorporated by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.11 6.50% dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.333-21873)
4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
               4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)
4.14 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
10.1 Interest Rate Swap Agreement between First Industrial, L.P. and UBS Securities (Swaps)Inc. (incorporated by reference to Exhibit
               10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

12.1*          Computation of Earnings to Fixed Charges and Preferred Unit
               Distributions of First Industrial, L.P.
21.1           Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21.1 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1998, File No. 1-13102)
23*            Consent of PricewaterhouseCoopers, LLP
27.1*          Financial Data Schedule of First Industrial, L.P.
99*            The Form of Definitive Proxy Statement of First Industrial Realty
               Trust, Inc., with respect to its 1999 Annual Meeting of Stockholders




       *   Filed herewith.

      (b)  REPORTS ON FORM 8-K AND FORM 8-K/A

               Report on Form 8-K filed November 12, 1998, dated November 6, 1998, as amended by the report on Form 8-K/A No. 1 filed January 11, 1999 relating to (i) the acquisition of 70 industrial properties by the Operating Partnership, (ii) four industrial properties by the Other Real Estate Partnerships and (iii) the acquisition of 111 properties by a joint venture arrangement, entered into on September 28, 1998, between the Operating Partnership, through a limited liability company in which it is the sole member, and an institutional investor. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Operating Partnership.

================================================================================

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


                             FIRST INDUSTRIAL, L.P.


                             BY:   FIRST INDUSTRIAL REALTY TRUST, INC.
                                   as general partner


Date:  March 24, 1999        By: /s/ Michael W. Brennan
                                 -----------------------------------------------
                                 Michael W. Brennan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  March 24, 1999        By: /s/ Michael J. Havala
                                 -----------------------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                  Date
---------                           -----                                  ----
/s/ Jay H. Shidler                  Chairman of the Board of Directors     March 24, 1999
------------------------------
    Jay H. Shidler

/s/ Michael W. Brennan              President, Chief Executive Officer     March 24, 1999
------------------------------      and Director
    Michael W. Brennan

/s/ Michael G. Damone               Director of Strategic Planning         March 24, 1999
------------------------------      and Director
    Michael G. Damone

/s/ John L. Lesher                  Director                               March 24, 1999
------------------------------
    John L. Lesher

/s/ Kevin W. Lynch                  Director                               March 24, 1999
-----------------------------
    Kevin W. Lynch

/s/ John E. Rau                     Director                               March 24, 1999
-----------------------------
    John E. Rau

/s/ Robert J. Slater                Director                               March 24, 1999
-----------------------------
    Robert J. Slater

                                    Director                               March 24, 1999
-----------------------------
    J. Steven Wilson

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

Exhibit No.    Description
-----------    -----------

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9 Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc. and The First National Bank of Chicago, Union Bank of Switzerland, New York Branch and certain other banks (incorporated by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.11 6.50% dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.333-21873)
4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
               4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)
4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
10.1 Interest Rate Swap Agreement between First Industrial, L.P. and UBS Securities (Swaps)Inc. (incorporated by reference to Exhibit
               10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

Exhibit No.    Description
-----------    -----------

12.1* Computation of Earnings to Fixed Charges and Preferred Unit Distributions of First Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13102)

23*            Consent of PricewaterhouseCoopers LLP

27.1*          Financial Data Schedule of First Industrial, L.P.

99* The Form of Definitive Proxy Statement of First Industrial Realty Trust, Inc., with respect to its 1999 Annual Meeting of Stockholders




       *   Filed herewith.

                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                         PAGE
                                                                                                         ----
     FINANCIAL STATEMENTS

         Report of Independent
         Accountants..................................................................................... F-2

         Consolidated Balance Sheets of First Industrial, L.P.
         as of December 31, 1998 and 1997................................................................ F-3

         Consolidated Statements of Operations of First Industrial, L.P. for the Years
         Ended December 31, 1998, 1997 and 1996.......................................................... F-4

         Consolidated Statements of Changes in Partners' Capital of First Industrial,
         L.P. for the Years Ended December 31, 1998, 1997 and 1996....................................... F-5

         Consolidated Statements of Cash Flows of First Industrial, L.P. for the Years Ended
         December 31, 1997, 1996 and 1995................................................................ F-6


         Notes to Consolidated Financial Statements...................................................... F-7


     FINANCIAL STATEMENT SCHEDULE

         Report of Independent Accountants............................................................... S-1

         Schedule III:  Real Estate and Accumulated Depreciation......................................... S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
   First Industrial,  L.P.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. (the "Operating Partnership") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                        PricewaterhouseCoopers LLP




Chicago, Illinois
February 16, 1999

                             FIRST INDUSTRIAL, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        December 31,             December 31,
                                                                            1998                     1997
                                                                       --------------          ---------------
                                     ASSETS
Assets:
 Investment in Real Estate:
  Land..............................................................   $      323,363          $       184,704
  Buildings and Improvements........................................        1,794,611                1,012,145
  Furniture, Fixtures, and Equipment................................            1,353                      ---
  Construction in Progress..........................................           14,138                    4,211
  Less: Accumulated Depreciation....................................         (145,435)                 (22,319)
                                                                       --------------          ---------------
     Net Investment in Real Estate..................................        1,988,030                1,178,741

Investment in Other Real Estate Partnerships........................          368,364                  643,621
Cash and Cash Equivalents...........................................           13,946                    4,995
Restricted Cash.....................................................            7,680                      ---
Tenant Accounts Receivable, Net.....................................            9,755                    2,944
Investment in Joint Venture.........................................            4,458                      ---
Deferred Rent Receivable............................................           11,150                    2,584
Deferred Financing Costs, Net.......................................           10,458                    6,808
Prepaid Expenses and Other Assets, Net..............................           56,820                   30,490
                                                                       --------------          ---------------
     Total Assets...................................................   $    2,470,661          $     1,870,183
                                                                       ==============          ===============
                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans Payable.............................................   $       66,065          $        61,198
 Senior Unsecured Debt..............................................          948,595                  648,994
 Acquisition Facility Payable.......................................          134,800                  129,400
 Accounts Payable and Accrued Expenses..............................           68,198                   32,629
 Rents Received in Advance and Security Deposits....................           16,363                    9,775
 Distributions Payable..............................................           27,081                   22,010
                                                                       --------------          ---------------
     Total Liabilities..............................................        1,261,102                  904,006
                                                                       --------------          ---------------
Commitments and Contingencies.......................................              ---                      ---

Partners' Capital:
 General Partner Preferred Units....................................          336,990                  144,290
 General Partner Units..............................................          689,923                  677,608
 Unamortized Value of General Partner Restricted Units..............           (3,312)                  (3,417)
 Limited Partners Units.............................................          185,958                  147,696
                                                                       --------------          ---------------
     Total Partners' Capital........................................        1,209,559                  966,177
                                                                       --------------          ---------------
     Total Liabilities and Partners' Capital........................   $    2,470,661          $     1,870,183
                                                                       ==============          ===============





    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


                                                                             Year Ended         Year Ended         Year Ended
                                                                            December 31,       December 31,        December 31,
                                                                                1998              1997                1996
                                                                            -----------        -----------        -------------
Revenues:
 Rental Income.......................................................       $  237,167         $    77,204        $      29,166
 Tenant Recoveries and Other Income..................................           56,219              21,362                8,421
                                                                            -----------        -----------        -------------
     Total Revenues..................................................          293,386              98,566               37,587
                                                                            -----------        -----------        -------------
Expenses:
 Real Estate Taxes...................................................           48,768              16,970                6,109
 Repairs and Maintenance.............................................           13,841               3,772                1,071
 Property Management.................................................           11,541               3,789                1,153
 Utilities...........................................................            7,667               2,723                1,047
 Insurance...........................................................              794                 249                  271
 Other...............................................................            3,162               1,680                  284
 General and Administrative..........................................           12,919               5,820                4,014
 Interest............................................................           68,862              25,099                4,685
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs...........................................              851                 369                  196
 Depreciation and Other Amortization.................................           54,209              15,873                6,310
 Restructuring Charge................................................            6,858                 ---                  ---
                                                                            -----------        -----------        -------------
     Total Expenses..................................................          229,472              76,344               25,140
                                                                            -----------        -----------        -------------
Income from Operations Before Equity in Income of Other Real
 Estate Partnerships, Equity in Income of Joint Venture and
 Disposition of Interest Rate Protection Agreements..................           63,914              22,222               12,447
Equity in Income of Other Real Estate Partnerships...................           27,583              31,297               20,130
Equity in Income of Joint Venture....................................               45                 ---                  ---
Disposition of Interest Rate Protection Agreements...................           (8,475)              4,038                  ---
                                                                            -----------        -----------        -------------
Income from Operations...............................................           83,067              57,557               32,577
Gain on Sales of Properties..........................................            2,931                 728                4,344
                                                                            -----------        -----------        -------------
Income Before Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle......................................           85,998              58,285               36,921
Extraordinary Loss...................................................              ---              (4,666)              (2,273)
Cumulative Effect of Change in Accounting Principle..................             (719)                ---                  ---
                                                                            -----------        -----------        -------------
Net Income...........................................................           85,279              53,619               34,648
Preferred Unit Distributions.........................................          (26,691)             (7,936)                 ---
                                                                            -----------        -----------        -------------
Net Income Available to Unitholders..................................       $   58,588         $    45,683        $      34,648
                                                                            ===========        ===========        =============
Net Income Available to Unitholders Before Extraordinary Loss and
  Cumulative Effect of Change in Accounting Principle Per
  Weighted Average Unit Outstanding
     Basic...........................................................       $     1.34         $      1.41        $        1.38
                                                                            ===========        ===========        =============
     Diluted.........................................................       $     1.34         $      1.40        $        1.38
                                                                            ===========        ===========        =============
Net Income Available to Unitholders Per Weighted Average
  Unit Outstanding
     Basic...........................................................       $     1.33         $      1.28        $        1.29
                                                                            ===========        ===========        =============
     Diluted.........................................................       $     1.32         $      1.27        $        1.29
                                                                            ===========        ===========        =============


    See accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                        General                          Unamortizeed
                                                        Partner          General            Value of           Limited
                                                       Preferred         Partner        General Partner        Partners
                                         Total           Units            Units         Restricted Units        Units
                                      -----------    -----------      -----------       ----------------      ----------
Balance at December 31, 1995........  $   286,769    $      ---       $   269,357       $          ---        $  17,412
 Contributions......................      268,133           ---           244,269                  ---           23,864
 Distributions......................      (54,318)          ---           (50,418)                 ---           (3,900)
 Unit Conversions...................          ---           ---               943                  ---             (943)
 Net Income.........................       34,648           ---            32,018                  ---            2,630
                                      -----------    -----------      -----------       ----------------      ----------
Balance at December 31, 1996........      535,232           ---           496,169                  ---           39,063
 Contributions......................      458,860       144,290           199,340                  ---          115,230
 Issuance of General Partner
    Restricted Units................          ---           ---             3,655               (3,655)             ---
 Amortization of General Partner
    Restricted Units................          238           ---               ---                  238              ---
 Distributions......................      (81,772)       (7,936)          (65,322)                 ---           (8,514)
 Unit Conversions...................          ---           ---             3,395                  ---           (3,395)
 Net Income.........................       53,619         7,936            40,371                  ---            5,312
                                      -----------    -----------      -----------       ----------------      ----------
Balance at December 31, 1997........      966,177       144,290           677,608               (3,417)         147,696
 Contributions......................      279,208       192,700            37,095                  ---           49,413
 Issuance of General Partner
    Restricted Units................          ---           ---             2,345               (2,345)             ---
 Amortization of General Partner
    Restricted Units................        2,450           ---               ---                2,450              ---
 Distributions......................     (123,555)      (26,691)          (82,316)                 ---          (14,548)
 Unit Conversions...................          ---           ---             5,150                  ---           (5,150)
 Net Income.........................       85,279        26,691            50,041                  ---            8,547
                                      -----------    -----------      -----------       ----------------      ----------
Balance at December 31, 1998........  $ 1,209,559    $  336,990       $   689,923       $       (3,312)       $ 185,958
                                      ===========    ==========       ===========       ================      ==========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 Year Ended         Year Ended          Year Ended
                                                              December 31, 1998  December 31, 1997  December 31, 1996
                                                              -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...................................................   $    85,279      $    53,619            $    34,648
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
Depreciation .................................................        48,889           14,660                  5,115
Amortization of Interest Rate Protection Agreements and
 Deferred Financing Costs ....................................           851              369                    196
Other Amortization ...........................................         7,155            1,497                  1,195
Disposition of Interest Rate Protection Agreements ...........          --             (4,038)                  --
Gain on Sales of Properties ..................................        (2,931)            (728)                (4,344)
Equity in Income of Other Real Estate Partnerships ...........       (27,583)         (31,297)               (20,130)
Equity in Income of Joint Venture ............................           (45)            --                     --
Cumulative Effect of Change in Accounting Principle ..........           719             --                     --
Extraordinary Loss ...........................................          --              4,666                  2,273
Provision for Bad Debts ......................................           649              779                     35
Increase in Tenant Accounts Receivable and Prepaid
 Expenses and Other  Assets ..................................       (19,039)         (23,582)                  (965)
Increase in Deferred Rent Receivable .........................        (3,977)          (1,350)                (1,179)
Increase (Decrease) in Accounts Payable and Accrued
 Expenses and Rents Received in Advance and Security
 Deposits ....................................................        30,352           16,195                   (498)
Organization Costs ...........................................          --                (30)                   (32)
Decrease in Restricted Cash ..................................          --               --                    2,557
                                                                 -----------      -----------            -----------
 Net Cash Provided by Operating Activities ...................       120,319           30,760                 18,871
                                                                 -----------      -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Additions to Investment in Real Estate .........      (492,675)        (714,643)              (221,282)
Contributions to Investment in Other Real Estate
 Partnerships ................................................      (115,471)        (419,869)               (25,473)
Distributions from Investment in Other Real Estate
 Partnerships ................................................        30,664           65,956                 29,110
Investment in Joint Venture ..................................        (4,413)            --                     --
Proceeds from Sales of Investment in Real Estate .............        77,657           16,084                 14,972
Funding of Mortgage Loans Receivable .........................          --             (4,827)                  --
Repayment of Mortgage Loans Receivable .......................         1,106            4,594                   --
Increase in Restricted Cash ..................................        (7,680)            --                     --
                                                                 -----------      -----------            -----------
 Net Cash Used in Investing Activities .......................      (510,812)      (1,052,705)              (202,673)
                                                                 -----------      -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions ...........................................        35,685          199,340                244,269
Unit Distributions ...........................................       (91,796)         (68,107)               (47,991)
Preferred Contributions ......................................       192,700          144,290                   --
Preferred Unit Distributions .................................       (26,691)          (7,936)                  --
Proceeds from Acquisition Facilities Payable .................       531,000          540,100                103,523
Repayments on Acquisition Facilities Payable .................      (525,600)        (415,100)              (147,358)
Proceeds from Mortgage Loans Payable .........................          --               --                   36,750
Repayments on Mortgage Loans Payable .........................        (1,523)          (4,652)                  (589)
Repayments on Construction Loans Payable .....................          --               --                   (4,873)
Repayment of Promissory Notes Payable ........................          --             (9,919)                  --
Proceeds from Senior Unsecured Debt ..........................       299,517          983,757                   --
Repayment of Senior Unsecured Debt ...........................          --           (334,800)                  --
Proceeds from Sale of Interest Rate Protection Agreements ....          --              6,440                   --
Other Proceeds from Senior Unsecured Debt ....................         2,760            2,377                   --
Other Costs of Senior Unsecured Debt .........................       (11,890)          (2,294)                  --
Debt Issuance Costs ..........................................        (4,718)         (10,851)                (2,127)
                                                                 -----------      -----------            -----------
 Net Cash Provided by Financing Activities ...................       399,444        1,022,645                181,604
                                                                 -----------      -----------            -----------
Net Increase (Decrease) in Cash and Cash  Equivalents ........         8,951              700                 (2,198)
Cash and Cash Equivalents, Beginning of Period ...............         4,995            4,295                  6,493
                                                                 -----------      -----------            -----------
Cash and Cash Equivalents, End of Period .....................   $    13,946      $     4,995            $     4,295
                                                                 ===========      ===========            ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


1.   ORGANIZATION AND FORMATION OF PARTNERSHIP

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.0% ownership interest at December 31, 1998. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.0% interest in the Operating Partnership at December 31, 1998.

         The Operating Partnership is the sole member of limited liability companies (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc., as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through wholly owned limited liability companies in which it is the sole member, also owns a 10% equity interest in and provides asset and property management services to a joint venture which invests in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

         As of December 31, 1998, the Operating Partnership, the L.L.C.'s and FR Development Services, Inc. (hereinafter defined as "The Consolidated Operating Partnership") owned 885 in-service industrial properties, containing an aggregate of approximately 57.3 million square feet (Unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 1998, the Other Real Estate Partnerships owned 102 in-service industrial properties, containing an aggregate of approximately 12.0 million square feet (Unaudited) of GLA. Of the 102 industrial properties owned by the Other Real Estate Partnerships at December 31, 1998, 23 are held by the Financing Partnership, 19 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

2.   BASIS OF PRESENTATION

         The consolidated financial statements of the Consolidated Operating Partnership at December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 include the accounts and operating results of the Operating Partnership, the L.L.C's and FR Development Services, Inc. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships and the Operating Partnership's 10% equity interest in the September 1998 Joint Venture (hereinafter defined) under the equity method of accounting.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1998 and 1997, and the reported amounts of revenues and expenses for the years ended December 31, 1998, 1997 and 1996. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation

         Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when certain ownership interests were exchanged for limited partnership units in the Operating Partnership on July 1, 1994 and purchase accounting has been used for all other properties that were subsequently exchanged for limited partnership units in the Operating Partnership.

         Real estate assets are carried at the lower of depreciated cost or fair value. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Consolidated Operating Partnership estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:


                                                                 Years
                                                                 -----
               Buildings and Improvements....................  31.5 to 40
               Land Improvements.............................  15
               Furniture, Fixtures and Equipment.............  5 to 10


         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

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

Investment in Other Real Estate Partnerships

         Investment in Other Real Estate Partnerships represents the Consolidated Operating Partnership's limited partnership interests, through the Operating Partnership, in the Other Real Estate Partnerships. The Operating Partnership accounts for its Investment in Other Real Estate Partnerships under
the equity method of accounting.   Under  the  equity method of accounting, the
Operating Partnership share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership's Investment in Other Real Estate Partnerships as paid or received, respectively.

Investment in Joint Venture

         Investment in Joint Venture represents the Operating Partnership's 10% equity interest in the September 1998 Joint Venture (hereinafter defined). The Consolidated Operating Partnership, through the Operating Partnership, accounts for its Investment in Joint Venture under the equity method of accounting (as described above).


Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $1,064 and $212 at December 31, 1998 and 1997, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date (see Note 13).

Revenue Recognition

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Consolidated Operating Partnership.

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,649 and $1,000 as of December 31, 1998 and 1997, respectively.

Income Taxes

         In accordance with partnership taxation, each of the partners are responsible for reporting their shares of taxable income or loss.

         The Consolidated Operating Partnership is subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the statement of operations and has not been separately stated due to its insignificance.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Earnings Per Unit


         The Consolidated Operating Partnership has adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding. Net income per weighted average Unit
- diluted is based on the weighted average Units outstanding plus the effect of the Company's in-the-money employee stock options that result in the issuance of general partnership units. See Note 14 for the disclosure required under FAS 128.

Fair Value of Financial Instruments

         The Consolidated Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt, certain put and call options issued in conjunction with two initial offerings of unsecured debt and interest rate protection agreements. The fair value of the short-term investments, tenant accounts receivable, accounts payable and other accrued expenses was not materially different from their carrying or contract values. See Note 7 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt, certain put and call options issued in conjunction with two initial offerings of unsecured debt and interest rate protection agreements.

Derivative Financial Instruments

         The Consolidated Operating Partnership's, through the Operating Partnership, interest rate protection agreements (the "Agreements") were used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan and fix the interest rate on anticipated offerings of senior unsecured debt (see
Note 10). Receipts or payments resulting from the Agreements that were used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan were recognized as adjustments to equity in income of Other Real Estate Partnerships (specifically, the Financing Partnership). Upon termination of these Agreements, the Operating Partnership recognized a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Consolidated Operating Partnership's balance sheet. Receipts or payments that resulted from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are being amortized over the life of the senior unsecured debt that the Agreements were used to hedge as an adjustment to interest expense using the effective interest method (or the straight line method if this method is not materially different from the effective interest method). Any Agreements which no longer qualify for hedge accounting are marked to market and any gain or loss is recognized immediately. The credit risks associated with the Agreements were controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty failed to meet the terms of the Agreements, the Consolidated Operating Partnership's exposure was limited to the current value of the interest rate differential, not the notional amount, and the Consolidated Operating Partnership's carrying value of the Agreements on the balance sheet. The Agreements were executed with creditworthy financial institutions.

Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Consolidated Operating Partnership to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial

                             FIRST INDUSTRIAL, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Consolidated Operating Partnership's net income available to unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The sole business of the Consolidated Operating Partnership is the owning and the operation of industrial properties. The Consolidated Operating Partnership evaluates operating results and allocates resources on a property-by-property basis. Accordingly, the Consolidated Operating Partnership has concluded it has a single reportable segment for FAS 131 purposes. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of FAS 131 is currently required.

         In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Consolidated Operating Partnership adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Consolidated Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The adoption of EITF 97-11 resulted in a cumulative increase of approximately $2,700 in the amount of general and administrative expense reflected in the Consolidated Operating Partnership's consolidated statement of operations in 1998.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Consolidated Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

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

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:



                                                                                 Year Ended
                                                                    -----------------------------------
                                                                       December 31,       December 31,
                                                                           1998               1997
                                                                    --------------      ---------------
                                     ASSETS
Assets:

     Investment in Real Estate, Net..............................   $      419,117      $       694,926
     Other Assets................................................           41,198              355,726
                                                                    --------------      ---------------
          Total Assets...........................................   $      460,315      $     1,050,652
                                                                    ==============      ===============

                       LIABILITIES AND  PARTNERS' CAPITAL

Liabilities:

     Mortgage Loans  Payable.....................................   $       42,422              $40,000
     Defeased Mortgage Loan Payable..............................              ---              300,000
     Other Liabilities...........................................            5,901               23,317
                                                                    --------------      ---------------
          Total Liabilities......................................           48,323              363,317
                                                                    --------------      ---------------
     Partners' Capital...........................................          411,992              687,335
                                                                    --------------      ---------------
          Total Liabilities and Partners' Capital................   $      460,315      $     1,050,652
                                                                    ==============      ===============

Condensed Combined Statements of Operations:



                                                                                            Year Ended
                                                                 -----------------------------------------------------------
                                                                   December 31,         December 31,           December 31,
                                                                       1998                 1997                   1996
                                                                 --------------       ---------------       ----------------
Total Revenues................................................   $       56,221       $       124,406       $        102,322
Property Expenses.............................................          (13,005)              (30,569)               (28,933)
Interest Expense..............................................           (2,971)              (24,760)               (24,268)
Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs....................................              (65)               (2,443)                (3,090)
Abandoned Pursuit Costs Charge................................             (360)                  ---                    ---
Depreciation and Other Amortization...........................           (9,597)              (23,310)               (21,737)
Abandoned Pursuit Costs Charge................................             (360)                  ---                    ---
Loss on Disposition of Interest Rate Protection Agreements....              ---                (2,608)                   ---
Gain on Sales of Properties...................................            2,417                 4,275                    ---
Extraordinary Loss............................................              ---                (9,458)                   ---
Cumulative Effect of Change in Accounting Principle...........             (858)                  ---                    ---
                                                                 --------------       ---------------       ----------------
Net Income....................................................   $       31,782       $        35,533       $         24,294
                                                                 ==============       ===============       ================

         On January 2, 1998, the Financing Partnership, one of the Other Real Estate Partnerships, distributed 173 properties with a net book value of approximately $387,647 to the Operating Partnership.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

5.   INVESTMENT IN JOINT VENTURE

         On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price determined by the provisions of the co-ownership agreement between the Consolidated Operating Partnership and the September 1998 Joint Venture's other partner. The Consolidated Operating Partnership received approximately $2,348, (net of the intercompany elimination) in acquisition, asset management and property management fees in 1998 from the September 1998 Joint Venture. The Consolidated Operating Partnership accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 1998, the September 1998 Joint Venture owned 130 industrial properties comprising approximately 6.3 million square feet (unaudited) of GLA.

6.   REAL ESTATE HELD FOR SALE

         The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 1998, the Consolidated Operating Partnership had three industrial properties located in New Jersey comprising approximately 148,874 square feet (unaudited) of GLA held for sale, one industrial property located in Michigan comprising approximately 32,470 square feet (unaudited) of GLA held for sale and one industrial property located in Colorado comprising approximately 26,922 square feet (unaudited) of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the five industrial properties held for sale by the Consolidated Operating Partnership.


                                               YEAR ENDED
                               -----------------------------------------
                                  1998            1997           1996
                               ---------        ---------      ---------
Total Revenues                 $   1,481        $   1,013      $     183
Operating Expenses                  (334)            (170)            (4)
Depreciation and Amortization       (309)            (250)           (87)
                               ---------        ---------      ---------
Income from Operations         $     838        $     593      $      92
                               =========        =========      =========
Net Carrying Value             $   9,720
                               =========

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS

Mortgage Loans

         On March 20, 1996, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan matures on April 1, 2003. The CIGNA Loan may be prepaid only after April 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


         On March 20, 1996, the Consolidated Operating Partnership, through the Operating Partnership, assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule.
The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed two mortgage loans in the amount of $3,800 (the "LB Mortgage Loan I") and $705 (the "LB Mortgage Loan II"). The LB Mortgage Loan I, which was collateralized by a property located in Long Island, New York and provided for interest only payments prior to its maturity date of July 11, 1998, was paid off and retired by the Operating Partnership on December 19, 1997 (see Note 13). The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         In conjunction with the acquisition of a portfolio of properties on October 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I is collateralized by a property in Bensenville, Illinois, bears interest at a fixed rate of 8.50% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 1998 in exchange for a prepayment fee.

         In conjunction with the acquisition of a portfolio of properties on December 9, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II is collateralized by ten properties in St. Charles, Louisiana, bears interest at a fixed rate of 7.75% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan II matures on April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with the acquisition of a portfolio of properties on December 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $3,598 (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III is collateralized by two properties in Houston, Texas, bears interest at a fixed interest rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

         On April 16, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2,525 (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI is collateralized by one property in Portland, Oregon, bears interest at a fixed rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan VI matures on November 1, 2006. The Acquisition Mortgage Loan VI may be prepaid only after September 2001 in exchange for a 3% prepayment fee.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukie, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

     On November 5, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,348 (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by three properties in Richland Hills, Texas, bears interest at a fixed rate of 8.45% and provides for monthly principal and interest payments based on a 143-month amortization schedule. The Acquisition Mortgage Loan VIII matures on July 1, 2009.

Senior Unsecured Debt, Net

         On April 4, 1997, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $309,800 unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership which used the contribution to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of its $300,000 mortgage loan. The Defeasance Loan was paid off and retired in May, 1997 (See Note 13).

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to the interest expense. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. Interest is paid semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

         On May 22, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Consolidated Operating Partnership received approximately $1,781 of proceeds from the holder of the 2011 Notes as consideration for the Put Option. The Consolidated Operating Partnership amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 20, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on November 21, 2005 and bears a coupon interest rate of 6.90% (the "2005 Notes"). The issue price of the 2005 Notes was 100%. Interest is paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 24, 1997, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $25,000 unsecured loan (the "November 1997 Unsecured Loan"). The November 1997 Unsecured Loan bore interest at LIBOR plus .80% and had a scheduled maturity date of December 31, 1997. The November 1997 Unsecured Loan was paid off and retired on December 5, 1997 (see Note 13).

         On December 8, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On December 8, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Consolidated Operating Partnership will amortize the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Consolidated Operating Partnership, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement Relating to the 2017 Notes.

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Consolidated Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


Option. The Consolidated Operating Partnership will amortize the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Consolidated Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Consolidated Operating Partnership also settled an interest rate protection agreement, in the notional amount of $100,000, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

         On July 14, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Consolidated Operating Partnership, through the Operating Partnership, also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

Acquisition Facilities


         In connection with the Initial Offering, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. Borrowings under the 1994 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Operating Partnership's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. In December 1996, the Operating Partnership terminated the 1994 Acquisition Facility (see Note 13) and entered into a $200,000 unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bore interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus .25% and provided for interest only payments until the maturity date. In December 1997, the Operating Partnership terminated the 1996 Unsecured Acquisition Facility (see Note 13) and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate", at the Operating Partnership's election, and provides for interest only payments until maturity. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         In December 1995, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $24,219 collateralized revolving credit facility (the "1995 Credit Line"). The 1995 Credit Line bore interest at a floating rate of LIBOR plus 2.45%. The Operating Partnership terminated the 1995 Credit Line in February 1996 (see Note 13).

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


         In May 1996, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line"). The 1996 Credit Line bore interest at a floating rate from LIBOR plus 2.45% to LIBOR plus 2.75%, depending on the term of the interest rate option. The Operating Partnership terminated the 1995 Credit Line in November 1996 (see Note 13).

     In September 1996, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $40,000 revolving credit facility (the "1996 Acquisition Facility"). Borrowings under the 1996 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Operating Partnership's election. The Operating Partnership terminated the 1996 Acquisition Facility in November 1996 (see Note
13).

     The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:


                                      OUTSTANDING BALANCE AT    ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                    --------------------------  ---------------------------   ----------------
                                    DECEMBER 31,  DECEMBER  31,   DECEMBER 31,  DECEMBER 31,     DECEMBER 31,      MATURITY
                                       1998            1997          1998           1997             1998            DATE
                                    ------------  ------------- --------------  ------------  ----------------    ---------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan .......................  $  35,220      $  35,813      $    --       $    --             7.500%         4/01/03
Assumed Loans ....................      8,661          8,950           --            --             9.250%         1/01/13
LB Mortgage Loan  II .............        705            705           --            --             8.000%                (1)
Acquisition Mortgage Loan I ......      3,864          4,135           --              29           8.500%         8/01/08
Acquisition Mortgage Loan II .....      7,828          7,997             51            52           7.750%         4/01/06
Acquisition Mortgage Loan III ....      3,485          3,598             26            27           8.875%         6/01/03
Acquisition Mortgage Loan IV .....      2,488           --               19          --             8.950%        10/01/06
Acquisition Mortgage Loan VI .....      1,024(2)        --                7          --             8.875%        11/01/06
Acquisition Mortgage Loan VII ....      1,450(2)        --               11          --             9.750%         3/15/02
Acquisition Mortgage Loan VIII ...      1,340           --                9          --             8.450%         7/01/09
                                    ---------      ---------      ---------     ---------
Total ............................  $  66,065      $  61,198      $     123     $     108
                                    =========      =========      =========     =========

SENIOR UNSECURED DEBT, NET
2005 Notes .......................  $  50,000      $  50,000      $     383     $     393           6.900%        11/21/05
2006 Notes .......................    150,000        150,000            875           671           7.000%        12/01/06
2007 Notes .......................    149,956(4)     149,951          1,457         1,457           7.600%         5/15/07
2011 Notes .......................     99,424(4)      99,377            942           942           7.375%         5/15/11(5)
2017 Notes .......................     99,818(4)      99,809            625           479           7.500%        12/01/17
2027 Notes .......................     99,862(4)      99,857            914           914           7.150%         5/15/27(6)
2028 Notes .......................    199,768(4)        --            7,051          --             7.600%         7/15/28
2011 Drs .........................     99,767(4)        --            1,553          --             6.500%(8)      4/05/11(7)
                                    ---------      ---------      ---------     ---------
Total ............................  $ 948,595      $ 648,994      $  13,800     $   4,856
                                    =========      =========      =========     =========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
Facility .........................  $ 134,800      $ 129,400      $     690     $     297           6.493%         4/30/01
                                    =========      =========      =========     =========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $68 and $100, respectively.
(3)  The 1994 Defeased Mortgage Loan was paid off and retired on January 2,
     1998.
(4)  The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the
     2011 Drs. are net of unamortized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

Fair Value

         At December 31, 1998 and 1997, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, acquisition facility payable, Put Option, Call Option and interest rate protection agreements were as follows:


                                                     December 31, 1998              December 31, 1997
                                                --------------------------    -----------------------------
                                                  Carrying         Fair         Carrying           Fair
                                                   Amount         Value          Amount           Value
                                                ------------   -----------    ------------     ------------
              Mortgage Loans Payable.........   $     66,065   $    68,384    $     61,198     $     65,031
              Senior Unsecured Debt..........        948,595       925,320         648,994          666,954
              Acquisition Facility Payable...        134,800       134,800         129,400          129,400
              Put Option and Call Option.....          3,438        13,200           1,621            3,720
              Interest Rate Protection
                Agreements...................            ---           ---             ---            4,974
                                                ------------   -----------    ------------     ------------
              Total..........................   $  1,152,898   $ 1,141,704    $    841,213     $    870,079
                                                ============   ===========    ============     ============

         The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                      Amount
                                                    ----------
                            1999                    $    1,751
                            2000                         1,901
                            2001                       136,864
                            2002                         3,464
                            2003                        36,620
                            Thereafter                 969,392
                                                    ----------
                            Total                   $1,149,992
                                                    ==========

         The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, the LB Mortgage Loan II is not included in the preceding table.

Interest Rate Protection Agreements

         On July 1, 1995, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate swap agreements (the "1995 Interest Rate Protection Agreements") with a notional value of $300,000, which, together with the interest rate protection agreements the Financing Partnership owned, effectively fixed the annual interest rate on the Financing Partnership's $300,000 mortgage loan at 6.97% for six years through June 30, 2001. The costs of the 1995 Interest Rate Protection Agreements had been capitalized and were being amortized over the respective terms of the 1995 Interest Rate Protection Agreements. On May 16, 1997, the Operating Partnership sold the 1995 Interest Rate Protection Agreements (See Note 10).

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

8.     PARTNERS' CAPITAL

         The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are generally convertible into common stock, par value $.01, of the Company on a one-for-one basis. The preferred general partnership units result from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Contributions

         On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The net proceeds of approximately $33,141 received from the April 1998 Equity Offering were contributed to the Operating Partnership in exchange for 1,112,644 Units in the Operating Partnership and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution (the "April 1998 Capital Contribution").

         During 1998, the Operating Partnership issued 1,515,983 Units valued, in the aggregate, at $49,413 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partners contributions.

         During 1998, certain employees of the Company exercised 108,500 employee stock options. Gross proceeds to the Company approximated $2,543. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

         On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The net proceeds of the $18,900 received from the September 1997 Equity Offering were contributed to the Operating Partnership in exchange for 637,440 Units in the Operating Partnership and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution (the "September 1997 Capital Contribution").

         On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The net proceeds of $176,556 received from the October 1997 Equity Offering were contributed to the Operating Partnership in exchange for 5,400,000 Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution (the "October 1997 Capital Contribution").

         During 1997, the Operating Partnership issued 3,634,148 Units valued, in the aggregate, at $115,231 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partners contributions.

         During 1997, certain employees of the Company exercised 168,000 employee stock options. Gross proceeds to the Company approximated $3,883. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

         On February 2, 1996, the Company issued 5,175,000 shares of $.01 par value common stock (the "February 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The net proceeds of $106,343 received from the February 1996 Equity Offering were contributed to the Operating Partnership in exchange for 5,175,000 Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

8.     PARTNERS' CAPITAL, CONTINUED

         On October 25, 1996, the Company issued 5,750,000 shares of $.01 par value common stock (the "October 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The net proceeds of $137,697 received from the October 1996 Equity Offering were contributed to the Operating Partnership in exchange for 5,750,000 Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

         During 1996, the Operating Partnership issued 1,038,712 Units valued, in the aggregate, at $23,863 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partners contributions.

         During 1996, certain employees of the Company exercised 16,000 employee stock options. Gross proceeds to the Company approximated $229. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

Preferred Contributions:

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

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $96,292 received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a general partner preferred unit contribution.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of $47,997 received from the Series C Preferred Stock were contributed to the Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units") and are reflected in the Consolidated Operating Partnership's financial statements as a general partner preferred unit contribution.

Distributions:

        On January 20, 1998, the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per Unit, totaling approximately $22.0 million. On April 20, 1998, the Operating Partnership paid a first quarter 1998 distribution of $.53 per Unit, totaling approximately $22.5 million. On July 20, 1998, the Operating Partnership paid a second quarter 1998 distribution of $.53 per Unit, totaling approximately $23.6 million. On October 19, 1998, the Operating Partnership paid a third quarter 1998 distribution of $.53 per Unit, totaling approximately $23.7 million. On January 19, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27.1 million.

         On March 31, 1998, the Operating Partnership paid a first quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On March 31, 1998, the Operating Partnership paid a first quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On March 31, 1998, the Operating Partnership paid a period prorated first quarter distribution of $30.365 per unit on its Series D Preferred Units. The preferred unit distributions paid on March 31, 1998 totaled, in the aggregate, approximately $4.8 million. On March 31, 1998, the Operating Partnership accrued a period prorated first quarter distribution of $7.13194 per Series E Preferred Unit, totaling $.2 million for the three months ended March 31, 1998.

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

         On September 30, 1998, the Operating Partnership paid a third quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $49.687 per unit on its Series D Preferred Units. On September 30, 1998, the Operating Partnership paid a third quarter distribution of $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on September 30, 1998 totaled, in the aggregate, approximately $7.2 million.

         On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $49.687 per unit on its Series D Preferred Units. On December 31, 1998, the Operating Partnership paid a fourth quarter distribution of $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on December 31, 1998 totaled, in the aggregate, approximately $7.2 million.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


9.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 1998, the Consolidated Operating Partnership acquired 220 industrial properties comprising approximately 10.9 million square feet (unaudited) of GLA for a total purchase price of approximately $446,976 and completed the development of seven properties comprising approximately 1.0 million square feet (unaudited) of GLA at a cost of approximately $37,194.

         In 1997, the Consolidated Operating Partnership acquired 380 industrial properties comprising approximately 21.0 million square feet (unaudited) of GLA for a total purchase price of approximately $817,058 and completed the development of eight properties comprising approximately 1.2 million square feet (unaudited) of GLA at a cost of approximately $38,008.

         In 1996, the Consolidated Operating Partnership acquired 111 industrial properties comprising approximately 9.4 million square feet (unaudited) of GLA for a total purchase price of approximately $237,031 and completed the development of two properties comprising approximately .2 million square feet (unaudited) of GLA at a cost of approximately $8,930.

10.  DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

         In November 1998, the Consolidated Operating Partnership, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it will not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership settled its position in the interest rate protection agreement. As a result, the Consolidated Operating Partnership has recognized an expense of approximately $8,475 associated with the termination of the interest rate protection agreement in the fourth quarter of 1998.

         In May 1997, the Consolidated Operating Partnership, through the Operating Partnership, sold the 1995 Interest Rate Protection Agreements. The gross proceeds from the sale of the Interest Rate Protection Agreements were approximately $6,440. The gain on disposition of the interest rate protection agreements totaled approximately $4,038.


11.  RESTRUCTURING CHARGE

         In connection with management's plan to improve operating efficiencies and reduce costs, the Consolidated Operating Partnership recorded a restructuring charge of approximately $6,858 in the fourth quarter of 1998. The restructuring charge is comprised of severance costs, of which approximately $1,206 is non-cash relating to immediate vesting of restricted stock. The cash portion of the severance costs were paid in fiscal year 1999.


12.  SALES OF REAL ESTATE

         In 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold 36 in-service properties and several land parcels. Gross proceeds from these sales totaled approximately $77,657. The gain on sales totaled approximately $2,931.

         In 1997, the Consolidated Operating Partnership, through the Operating Partnership, sold three in-service properties, one property held for redevelopment and land parcels. Gross proceeds from these sales totaled approximately $16,083. The gain on sales totaled approximately $728.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

12.  SALES OF REAL ESTATE, CONTINUED

         In 1996, the Consolidated Operating Partnership, through the Operating Partnership, sold six in-service properties. Gross proceeds from these sales totaled approximately $14,972. The gain on sales totaled approximately $4,344.


13.  EXTRAORDINARY ITEMS

     In 1997, the Consolidated Operating Partnership, through the Operating Partnership, terminated the LB Mortgage I, the Defeasance Loan, the November 1997 Unsecured Loan and the 1996 Unsecured Acquisition Facility before their contractual maturity date. As a result of these early retirements, the Consolidated Operating Partnership recorded an extraordinary loss of $4,666 comprised of the write off of unamortized deferred financing fees, legal costs and other expenses.


         In 1996, the Consolidated Operating Partnership, through the Operating Partnership, terminated the 1994 Acquisition Facility, the 1995 Credit Line, the 1996 Credit Line and the 1996 Acquisition Facility before their contractual maturity date. As a result of these early retirements, the Consolidated Operating Partnership recorded an extraordinary loss of $2,273 comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

14.   EARNINGS PER UNIT

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for financial statements ending after December 15, 1997. As required by this statement, the Consolidated Operating Partnership adopted the new standard for computing and presenting earnings per Unit (EPU) for the year ended December 31, 1997, and for all prior-periods' EPU data is presented herein. The computation of basic and diluted EPU, as prescribed by FAS 128, is presented below:


                                                                      Year Ended       Year Ended        Year Ended
                                                                     December 31,     December 31,      December 31,
                                                                        1998              1997              1996
                                                                     -----------      ------------     --------------
Numerator:
----------

Income Before Extraordinary Loss and Cumulative Effect of
  Change in Accounting Principle...................................  $    85,998      $     58,285     $       36,921
  Less: Preferred Unit Distributions...............................      (26,691)           (7,936)               ---
                                                                     -----------      ------------     --------------
Net Income Available to Unitholders Before Extraordinary Loss-
  For Basic and Diluted EPS........................................       59,307            50,349             36,921
Extraordinary Loss.................................................          ---            (4,666)            (2,273)
Cumulative Effect of Change in Accounting Principle................         (719)              ---                ---
                                                                     -----------      ------------     --------------
Net Income Available to Unitholders- For Basic and
  Diluted EPS......................................................  $    58,588      $     45,683     $       34,648
                                                                     ===========      ============     ==============

Denominator:
------------

Weighted Average Units Outstanding at December 31, 1998, 1997
  and 1996, respectively-Basic.....................................   44,099,879        35,681,562         26,762,731
Effect of Dilutive Securities:
  Employee Common Stock Options of the Company that result in
   the issuance of general partnership units.......................      182,515           305,686             86,447
                                                                     -----------      ------------     --------------
Weighted Average Units Outstanding at December 31, 1998, 1997
  and 1996, respectively-Diluted...................................   44,282,394        35,987,248         26,849,178
                                                                     ===========      ============     ==============

Basic EPS:
----------


Net Income Available to Unitholders Before Extraordinary Loss
  and Cumulative Effect of Change in Accounting Principle..........  $      1.34      $       1.41     $         1.38
                                                                     ===========      ============     ==============
Extraordinary Loss.................................................  $       ---      $       (.13)    $         (.09)
                                                                     ===========      ============     ==============
Cumulative Effect of Change in Accounting Principle................  $      (.02)     $        ---     $          ---
                                                                     ===========      ============     ==============
Net Income Available to Unitholders................................  $      1.33      $       1.28     $         1.29
                                                                     ===========      ============     ==============

Diluted EPS:
------------

Net Income Available to Unitholders Before Extraordinary Loss
  and Cumulative Effect of Change in Accounting Principle..........  $      1.34      $       1.40     $         1.38
                                                                     ===========      ============     ==============
Extraordinary Loss.................................................  $       ---      $       (.13)    $         (.09)
                                                                     ===========      ============     ==============
Cumulative Effect of Change in Accounting Principle................  $      (.02)     $        ---     $          ---
                                                                     ===========      ============     ==============
Net Income Available to Unitholders................................  $      1.32      $       1.27     $         1.29
                                                                     ===========      ============     ==============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


15.   FUTURE RENTAL REVENUES

         The Consolidated Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1998 are approximately as follows:


                         1999             $      242,260
                         2000                    196,478
                         2001                    154,143
                         2002                    116,471
                         2003                     85,129
                         Thereafter              201,262
                                          --------------
                            Total         $      995,743
                                          ==============

16.   EMPLOYEE BENEFIT PLANS

         The Company maintains two stock incentive plans, (the "Stock Incentive Plans"), which are administered by the Compensation Committee of the Board of Directors of the Company. The exercise of employee stock options results in a contribution from the general partner to the Operating Partnership. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, independent Directors of the Company receive automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 1998, stock options covering 5.0 million shares were outstanding and stock options covering
2.2 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to ten year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                             Weighted Average
                                                              Exercise Price        Exercise Price
                                                   Share         per Share            per  Share
                                                ----------  ------------------     ------------------
Outstanding at December 31,1995................    858,000         $22.37           $ 18.25-$ 23.50
  Granted......................................    263,500         $22.94           $ 22.75-$ 25.63
  Exercised....................................    (16,000)        $23.50               $23.50
  Expired or Terminated........................    (12,000)        $23.50               $23.50
                                                ----------
Outstanding at December 31, 1996...............  1,093,500         $22.49           $ 18.25-$ 25.63
  Granted......................................    538,000         $30.32           $ 28.50-$30.375
  Exercised or Converted.......................   (300,000)        $22.50           $ 18.25-$ 23.50
                                                ----------
Outstanding at December 31, 1997...............  1,331,500         $25.67           $ 18.25-$30.375
  Granted......................................  5,248,200         $34.92           $ 24.00-$ 35.81
  Exercised or Converted.......................   (165,500)        $23.14           $ 20.25-$ 30.38
  Expired or Terminated........................ (1,417,200)        $35.42           $ 22.75-$ 35.81
                                                ----------
Outstanding at December 31, 1998...............  4,997,000         $32.70           $ 18.25-$ 35.81
                                                ==========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

16.   EMPLOYEE BENEFIT PLANS, CONTINUED


         The following table summarizes currently outstanding and exercisable options as of December 31, 1998:


                                          Options Outstanding                      Options Exercisable
                          ------------------------------------------------    ------------------------------
                                            Weighted
                                            Average           Weighted                            Weight
                             Number        Remaining           Average          Number           Average
Range of Exercise Price   Outstanding   Contractual Life    Exercise Price    Exercisable     Exercise Price
-----------------------   -----------   ----------------    --------------    -----------     --------------
$  18.25  -  $  25.63        685,000           6.53              $22.59          685,000           $22.59
$  28.50  -  $  35.81      4,312,000           9.01              $34.30          870,350           $30.66

         The Consolidated Operating Partnership applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Company's Stock Incentive Plans. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation cost for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and earnings per Unit would have been the pro forma amounts indicated in the table below:



                                                                                                     For the Year Ended
                                                                                           ------------------------------------
                                                                                              1998        1997          1996
                                                                                           ---------   ---------     ----------
     Net Income Available to Unitholders - as reported.................................    $  58,588   $  45,683     $   34,648
     Net Income Available to Unitholders - pro forma...................................    $  56,801   $  44,403     $   34,142
     Net Income Available to Unitholders per Unit - as reported- Basic.................    $    1.33   $    1.28     $     1.29
     Net Income Available to Unitholders per Unit - pro forma- Basic...................    $    1.29   $    1.24     $     1.28
     Net Income Available to Unitholders per Unit - as reported - Diluted..............    $    1.32   $    1.27     $     1.29
     Net Income Available to Unitholders per Unit - pro forma  - Diluted...............    $    1.28   $    1.23     $     1.27

     The fair value of each option grant is estimated on the date of grant using the
     Black-Scholes option pricing model with the following weighted average assumptions:
      Expected dividend yield..........................................................         8.01%       8.15%          7.16%
      Expected stock price volatility..................................................        20.56%      20.01%         18.12%
      Risk-free interest rate..........................................................         5.64%       6.48%          6.81%
      Expected life of options.........................................................         3.74        3.78           7.37

The weighted average fair value of options granted during 1998, 1997 and 1996 is $2.95, $2.72 and $2.43 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the year ended December 31, 1996 the Company did not make any matching contributions. For the years ended December 31, 1998 and 1997, the Company, through the Operating Partnership, made matching contributions of approximately $198 and $108, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 243,400 unit awards, 194,164 unit awards and 138,500 unit awards were granted for the years ended December 31, 1998, 1997 and 1996 respectively, providing the recipients with deferred income benefits which vest in three equal annual installments. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations.

         During 1998, the Company awarded 51,850 shares of restricted common stock to certain employees, 2,769 shares of restricted Common Stock to certain Directors and certain other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of $2,324 on the date of grant. The restricted common stock vests over a period from five to ten years. Compensation

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

16.  EMPLOYEE BENEFIT PLANS, CONTINUED


expense will be charged to earnings in the Consolidated Operating Partnership's consolidated statements of operations over the vesting period.

         During 1997, the Company awarded 59,946 shares of restricted common stock to certain employees, 1,274 of restricted common stock to certain Directors and certain other employees of the Company converted certain employee stock options to 54,936 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of common stock had a fair value of $3,655 on the date of grant. The restricted common stock vests over a period from two to ten years. Compensation expense will be charged to earnings in the Consolidated Operating Partnership's consolidated statements of operations over the vesting period.

17.  RELATED PARTY TRANSACTIONS


         The Consolidated Operating Partnership, through the Operating Partnership, often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Consolidated Operating Partnership utilizes real estate brokerage services from CB Richard Ellis for which a relative of one of the Company's officers/Directors is an employee.

         From time to time, the Consolidated Operating Partnership utilizes leasing services from an entity for which one of the Company's former officers located in a regional office owns a 62.5% ownership interest. For the year ended December 31, 1998, the Consolidated Operating Partnership has paid approximately $247 of leasing commissions to this entity.

         On July 16, 1998 the Consolidated Operating Partnership, through the Operating Partnership, completed an acquisition of a real estate firm for which a former officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2,349.

         On June 23, 1998, the Consolidated Operating Partnership, through the Operating Partnership, purchased a 292,471 square foot (unaudited) light industrial property located in Denver, Colorado for approximately $12,206. The Property was purchased from a company in which one of the Company's officers owned a 12.08% interest.

         Four industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, the sole shareholders of which were a Director of the Company and a former Director/officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900 excluding costs incurred in conjunction with the acquisition of the properties.

         In the fourth quarter of 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold three industrial properties to a former officer and Director of the Company for gross proceeds of approximately $10,701. The former officer and Director has the option of selling the properties back to the Operating Partnership and the Operating Partnership has the option of buying the properties from the former officer and Director. The gain on sale from the sale of these properties has been deferred and will be recognized if the above mentioned options are not exercised.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

18.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

          Supplemental disclosure of cash flow information:


                                         Year Ended       Year Ended       Year Ended
                                         December 31,     December 31,     December 31,
                                            1998             1997             1996
                                         -----------      -----------      -----------
 Interest paid, net of
   capitalized interest................   $ 59,510        $   19,909       $    5,069
                                         ===========      ===========      ===========
 Interest capitalized..................   $  3,643        $    1,151       $      501
                                         ===========      ===========      ===========
Supplemental schedule of noncash
     investing and financing activities:

 Distribution payable on Units.........   $ 27,081        $   22,010       $   16,281
                                         ===========      ===========      ===========
Exchange of limited partner units
     for general partner units

 Limited Partnership Interest..........   $ (5,150)       $   (3,395)      $     (943)
 General Partnership Interest..........      5,150             3,395              943
                                         -----------      -----------      -----------
                                          $    ---        $      ---       $      ---
                                         ===========      ===========      ===========

 In conjunction with the property
 acquisitions, the following assets
 and liabilities were assumed:
 Purchase of real estate...............   $463,141        $  817,058       $  252,991
 Mortgage loans........................     (6,222)          (20,272)          (9,417)
 Operating partnership units...........    (49,413)         (115,230)         (23,863)
 Promissory notes payable..............        ---               ---           (9,919)
 Accounts payable and
  accrued expenses.....................     (4,171)          (11,064)          (2,626)
                                         -----------      -----------      -----------
 Acquisition of real estate............   $403,335        $  670,492       $  207,166
                                         ===========      ===========      ===========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

19.  COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Consolidated Operating Partnership is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Consolidated Operating Partnership.

         Thirty-two properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Consolidated Operating Partnership's depreciated cost of the asset. The Consolidated Operating Partnership has no notice of any exercise of any tenant purchase option.

         The Consolidated Operating Partnership, through the Operating Partnership, has committed to the construction of seven development projects totaling approximately .9 million square feet (unaudited). The estimated total construction costs are approximately $30,299 (unaudited). These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

         At December 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, had two letters of credit outstanding in the amounts of $980 and $50. The $980 letter of credit was required under the original issuance of the Company's Series A Preferred Stock to guarantee the payment of one quarter's dividend on the Series A Preferred Stock. The Guarantee Agent of the Series A Preferred Stock is the beneficiary of this letter of credit which expires on June 29, 1999. The $50 letter of credit is pledged to a state governmental entity for development purposes. It expires on February 28, 2000.


20.  SUBSEQUENT EVENTS (UNAUDITED)


         During the period January 1, 1999 through March 24, 1999, the Consolidated Operating Partnership acquired or completed development of three industrial properties for a total estimated investment of approximately $16,792. The Consolidated Operating Partnership also sold eight industrial properties for approximately $19,061 of gross proceeds.

         In March 1999, the Operating Partnership declared a first quarter distribution of $.60 per unit which is payable on April 19, 1999. The Operating Partnership also declared a first quarter distribution of $54.688 per unit, $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, which is payable on March 31, 1999.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                YEAR ENDED DECEMBER 31, 1998
                                                                    --------------------------------------------
                                                                      FIRST     SECOND        THIRD     FOURTH
                                                                     QUARTER    QUARTER      QUARTER    QUARTER
                                                                    --------    --------    --------    --------
Total Revenues ...................................................  $ 63,078    $ 73,260    $ 77,158    $ 79,890
Equity In Income of Other Real Estate Partnerships ...............     8,757       5,289       7,443       6,094
Equity In Income of Joint Venture ................................      --          --          --            45
Disposition of Interest Rate Protection Agreement ................      --          --          --        (8,475)
Income from Operations ...........................................    24,122      23,232      24,813      10,900
Gain on Sales of Properties ......................................        43          50         599       2,239
Income Before Extraordinary Loss and Cumulative Effect of
  Change in Accounting Principle .................................    24,165      23,282      25,412      13,139
Cumulative Effect of Change in Accounting Principle ..............      --          (719)       --          --
Net Income .......................................................    24,165      22,563      25,412      13,139
Preferred Unit Distributions .....................................    (4,998)     (7,230)     (7,230)     (7,233)
                                                                    --------    --------    --------    --------
Net Income Available to Unitholders ..............................  $ 19,167    $ 15,333    $ 18,182    $  5,906
                                                                    ========    ========    ========    ========
Earnings Per Unit:
  Net Income Available to Unitholders Before Extraordinary Loss
  and Cumulative Effect of Change in Accounting Principle per
  Weighted Average Unit Outstanding:
                Basic ............................................  $    .45    $    .36    $    .41    $    .13
                                                                    ========    ========    ========    ========
                Diluted ..........................................  $    .45    $    .36    $    .41    $    .13
                                                                    ========    ========    ========    ========
  Net Income Available to Unitholders per Weighted Average
  Unit Outstanding:
                Basic ............................................  $    .45    $    .35    $    .35    $    .13
                                                                    ========    ========    ========    ========
                Diluted ..........................................  $    .45    $    .35    $    .35    $    .13
                                                                    ========    ========    ========    ========


                                                                                YEAR ENDED DECEMBER 31, 1997
                                                                       -------------------------------------------
                                                                        FIRST      SECOND       THIRD      FOURTH
                                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                                       -------     -------     -------     -------
Total Revenues .....................................................   $ 18,899   $ 21,379    $ 24,032    $ 34,256
Equity In Income of Other Real Estate Partnerships .................      5,834      2,196      11,472      11,795
Disposition of Interest Rate Protection Agreement ..................       --        4,038        --          --
Income from Operations .............................................     12,220      9,943      16,308      19,086
Gain on Sales of Properties ........................................       --          460          77         191
Income Before Extraordinary Loss ...................................     12,220     10,403      16,385      19,277
Extraordinary Loss .................................................       --       (3,428)       --        (1,238)
Net Income .........................................................     12,220      6,975      16,385      18,039
Preferred Unit Distributions .......................................       --       (1,405)     (3,265)     (3,266)
                                                                       --------   --------    --------    --------
Net Income Available to Unitholders ................................   $ 12,220   $  5,570    $ 13,120    $ 14,773
                                                                       ========   ========    ========    ========
Earnings Per Unit:
  Net Income Available to Unitholders Before Extraordinary Loss
  per Weighted Average Unit Outstanding:
          Basic ....................................................   $    .37   $    .26    $    .38    $    .39
                                                                       ========   ========    ========    ========
          Diluted ..................................................   $    .36   $    .26    $    .38    $    .39
                                                                       ========   ========    ========    ========
  Net Income Available to Unitholders per Weighted Average
  Unit Outstanding:
          Basic ....................................................   $    .37   $    .16    $    .38    $    .36
                                                                       ========   ========    ========    ========
          Diluted ..................................................   $    .36   $    .16    $    .38    $    .36
                                                                       ========   ========    ========    ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


22.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following Pro Forma Condensed Statements of Operations for the years ended December 31, 1998 and 1997 (the "Pro Forma Statements") are presented as if the acquisition of 600 industrial properties between January 1, 1997 and December 31, 1998 had been acquired on either January 1, 1997 or the lease commencement date if the property was developed and as if the Operating Partnership's 10% equity interest in the September 1998 Joint Venture had been acquired on January 1, 1997. In addition, the Pro Forma Statements are prepared as if the assumption of secured debt, the issuance of the 2007 Notes, the issuance of the 2027 Notes, the issuance of the 2011 Notes, the issuance of the 2005 Notes, the issuance of the 2006 Notes, the issuance of the 2017 Notes, the issuance of the 2011 Drs., the issuance of the 2028 Notes, the issuance of the Series B Preferred Units, the issuance of the Series C Preferred Units, the issuance of the Series D Preferred Units, the issuance of the Series E Preferred Units, the September 1997 Capital Contribution, the October 1997 Capital Contribution and the April 1998 Capital Contribution Offering had occurred on January 1, 1997.

         The Pro Forma Statements are not necessarily indicative of what the Operating Partnership's results of operations would have been for the years ended December 31, 1998 and 1997, nor do they purport to present the future results of operations of the Operating Partnership.


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS


                                                                       Year Ended
                                                               --------------------------
                                                               December 31,   December 31,
                                                                   1998           1997
                                                               -----------    -----------
Total Revenues...........................................     $   304,318    $   209,413
Property Expenses........................................         (88,413)       (61,010)
General and Administrative Expense.......................         (12,919)        (5,820)
Interest Expense.........................................         (70,567)       (45,909)
Amortization of Interest Rate Protection Agreements
 and Deferred Financing Costs............................            (851)          (369)
Depreciation and Other Amortization......................         (56,046)       (34,991)
Restructuring Charge.....................................          (6,858)            --
                                                              -----------    -----------
Income from Operations Before Equity in Income of
 Joint Venture and Disposition of Interest Rate
 Protection Agreements...................................          68,664         61,314

Equity in Income of Other Real Estate Partnerships.......          28,559         35,078
Equity in (Loss) Income of Joint Venture.................            (243)            87
Disposition of Interest Rate Protection Agreements.......          (8,475)         4,038
                                                              -----------    -----------
Income from Operations...................................          88,505        100,517
Gain on Sales of Properties..............................           2,931            728
                                                              -----------    -----------
Income Before Extraordinary Item.........................          91,436        101,245
Preferred Unit Distribution..............................         (28,929)       (28,929)
                                                              -----------    -----------
Income Before Extraordinary Loss and Cumulative Effect
 of Change in Accounting Principle Available to
 Unit Distribution.......................................     $    62,507    $    72,316
                                                              -----------    -----------
Income Before Extraordinary Item Available to
 Unitholders Per Weighted Average Unit
 Outstanding:
          Basic..........................................     $      1.39    $      1.61
                                                              ===========    ===========
          Diluted........................................     $      1.38    $      1.61
                                                              ===========    ===========

                         OTHER REAL ESTATE PARTNERSHIPS
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                       PAGE
                                                                                       ----
FINANCIAL STATEMENTS

  Report of Independent Accountants................................................    F-32

  Combined Balance Sheets of the Other Real Estate Partnerships as of December 31,
  1998 and 1997....................................................................    F-33

  Combined Statements of Operations of the Other Real Estate Partnerships for the
  Years Ended December 31, 1998, 1997 and 1996.....................................    F-34

  Combined Statements of Changes in Partners' Capital of the Other Real Estate
  Partnerships for the Years Ended December 31, 1998, 1997 and 1996................    F-35

  Combined Statements of Cash Flows of the Other Real Estate Partnerships for the
  Years Ended December 31, 1998, 1997 and 1996.....................................    F-36

  Notes to Combined Financial Statements...........................................    F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
the Other Real Estate Partnerships


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Other Real Estate Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








                                         PricewaterhouseCoopers LLP




Chicago, Illinois
February 16, 1999

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   December 31,        December 31,
                                                                       1998                1997
                                                                   ------------        -------------
                                              ASSETS
Assets:
 Investment in Real Estate:
   Land.........................................................   $     83,102         $    114,329
   Buildings and Improvements...................................        342,888              651,569
   Furniture, Fixtures and Equipment............................             84                1,385
   Construction in Progress.....................................         23,494               25,947
   Less: Accumulated Depreciation...............................        (30,451)             (98,304)
                                                                   ------------        -------------
       Net Investment in Real Estate............................        419,117              694,926

   Cash and Cash Equivalents....................................          6,351                3,972
   Restricted Cash..............................................          3,285              313,060
   Tenant Accounts Receivable, Net..............................            227                5,022
   Deferred Rent Receivable.....................................          3,369                7,560
   Deferred Financing Costs, Net................................          1,748                1,787
   Prepaid Expenses and Other Assets, Net.......................         26,218               24,325
                                                                   ------------        -------------
       Total Assets.............................................   $    460,315         $  1,050,652
                                                                   ============        =============

                                    LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable.......................................   $     42,422         $     40,000
   Defeased Mortgage Loan Payable...............................            ---              300,000
   Accounts Payable and Accrued Expenses........................          3,672               18,988
   Rents Received in Advance and Security Deposits..............          2,229                4,329
                                                                   ------------        -------------
       Total Liabilities........................................         48,323              363,317
                                                                   ------------        -------------

Commitments and Contingencies...................................            ---                  ---

Partners' Capital...............................................        411,992              687,335
                                                                   ------------        -------------
       Total Liabilities and Partners' Capital..................   $    460,315         $  1,050,652
                                                                   ============        =============








    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                            Year Ended          Year Ended         Year Ended
                                                                           December 31,         December 31,      December 31,
                                                                               1998                 1997              1996
                                                                           ------------        ------------       ------------
Revenues:
 Rental Income..........................................................   $     44,499        $     87,184       $     79,947
 Tenant Recoveries and Other Income.....................................         11,722              24,436             22,375
 Interest Income-Defeasance.............................................            ---              12,786                ---
                                                                           ------------        ------------       ------------
     Total Revenues.....................................................         56,221             124,406            102,322
                                                                           ------------        ------------       ------------
Expenses:
 Real Estate Taxes......................................................          6,779              17,684             17,261
 Repairs and Maintenance................................................          1,460               4,506              4,337
 Property Management....................................................          2,095               4,045              3,558
 Utilities..............................................................          1,810               3,078              2,535
 Insurance..............................................................            140                 319                605
 Other..................................................................            721                 937                637
 Interest...............................................................          2,971              24,760             24,268
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs..............................................             65               2,443              3,090
 Depreciation and Other Amortization....................................          9,597              23,310             21,737
 Abandoned Pursuit Costs Charge.........................................            360                 ---                ---
                                                                           ------------        ------------       ------------
     Total Expenses.....................................................         25,998              81,082             78,028
                                                                           ------------        ------------       ------------
Income From Operations Before Disposition of Interest Rate
 Protection Agreements..................................................         30,223              43,324             24,294
Disposition of Interest Rate Protection Agreements......................            ---              (2,608)               ---
                                                                           ------------        ------------       ------------
Income from Operations..................................................         30,223              40,716             24,294
Gain on Sales of Properties.............................................          2,417               4,275                ---
                                                                           ------------        ------------       ------------
Income Before Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle.........................................         32,640              44,991             24,294
Extraordinary Loss......................................................            ---              (9,458)               ---
Cumulative Effect of Change in Accounting Principle.....................           (858)                ---                ---
                                                                           ------------        ------------       ------------
Net Income..............................................................   $     31,782        $     35,533       $     24,294
                                                                           ============        ============       ============






    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)




                                                                  Total
                                                               ----------
Balance at December 31, 1994...................                $  210,906
  Contributions................................                   100,468
  Distributions................................                   (34,168)
  Net Income...................................                     8,395
                                                               ----------
Balance at December 31, 1995...................                   285,601
                                                               ----------
  Contributions................................                    25,874
  Distributions................................                   (33,312)
  Net Income...................................                    24,294
                                                               ----------
Balance at December 31, 1996...................                   302,457
                                                               ----------
  Contributions................................                   115,781
  Distributions................................                  (422,906)
  Net Income...................................                    35,533
                                                               ----------
Balance at December 31, 1997...................                   687,335
                                                               ----------
  Contributions................................                   115,781
  Distributions................................                  (422,906)
  Net Income...................................                    31,782
                                                               ----------
Balance at December 31, 1998...................                $  411,992
                                                               ==========











    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          Year Ended           Year Ended           Year Ended
                                                                       December 31, 1998    December 31, 1997    December 31, 1996
                                                                       -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..........................................................   $          31,782    $          35,533    $          24,294
 Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
 Depreciation.......................................................               8,676               20,626               19,427
 Amortization of Interest Rate Protection Agreements and
   Deferred Financing Costs.........................................                  65                2,443                3,090
 Other Amortization.................................................                 919                2,684                2,310
 Disposition of Interest Rate Protection Agreements.................                 ---                2,608                  ---
 Gain on Sales of Real Estate.......................................              (2,417)              (4,275)                 ---
 Extraordinary Loss.................................................                 ---                9,458                  ---
 Cumulative Effect of Change in Accounting Principle................                 858                  ---                  ---
 Provision for (Recovery of) Bad Debts..............................                 (99)                  71                   65
 Increase in Tenant Accounts Receivable and Prepaid
   Expenses and Other  Assets.......................................              (8,372)              (4,776)              (2,956)
 (Decrease) Increase in Deferred Rent  Receivable...................                (680)                (725)                 308
 (Decrease) Increase in Accounts Payable and Accrued
   Expenses and Rents Received in Advance and Security
   Deposits.........................................................              (2,440)               2,460                2,424
 Organization Costs.................................................                  (3)                (155)                 (37)
 Decrease (Increase) in Restricted Cash.............................               3,507                2,035               (4,275)
                                                                       -----------------    -----------------    -----------------
   Net Cash Provided by Operating Activities........................              31,796               67,987               44,650
                                                                       -----------------    -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate...............            (132,276)            (113,228)             (35,697)
 Proceeds from Sales of Investment in Real Estate...................              22,247               17,574                  ---
 Funding of Mortgage Loans Receivable...............................                 ---              (13,958)                 ---
 Repayment of Mortgage Loans Receivable.............................                 288                  157                  ---
 Decrease in Restricted Cash........................................                 268                2,742                1,613
                                                                       -----------------    -----------------    -----------------
   Net Cash Used in Investing Activities............................            (109,473)            (106,713)             (34,084)
                                                                       -----------------    -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions......................................................             115,781              419,104               25,556
 Distributions......................................................             (35,259)             (69,759)             (33,312)
 Repayments on Mortgage Loans Payable...............................            (300,424)              (6,504)                (346)
 Decrease (Increase) in Restricted Cash.............................             306,000             (306,000)                 ---
 Purchase of U.S. Government Securities.............................                 ---             (300,000)                 ---
 Purchase from Maturity of U.S. Government Securities...............                 ---              300,000                  ---
 Purchase of Interest Rate Protection Agreements....................                 ---                 (150)                 ---
 Proceeds from Sale of Interest Rate Protection ....................                 ---                3,510                  ---
 Debt Issuance Costs................................................              (6,042)                (817)              (1,030)
                                                                       -----------------    -----------------    -----------------
   Net Cash Provided by Financing Activities........................              80,056               39,384               (9,132)
                                                                       -----------------    -----------------    -----------------
Net Increase in Cash and Cash Equivalents...........................               2,379                  658                1,434
Cash and Cash Equivalents, Beginning of Period......................               3,972                3,314                1,880
                                                                       -----------------    -----------------    -----------------
Cash and Cash Equivalents, End of Period............................   $           6,351    $           3,972    $           3,314
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.  ORGANIZATION AND FORMATION OF PARTNERSHIPS

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.0% ownership interest at December 31, 1998. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350,000.
The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.0% interest in the Operating Partnership at December 31, 1998.

         The Operating Partnership is the sole member of limited liability companies (the "L.L.C.'s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through wholly owned limited liability companies in which it is the sole member, also owns a 10% equity interest in and provides asset and property management services to a joint venture which invests in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% $.01 par value Series A Cumulative Preferred Stock.

         On a combined basis, as of December 31, 1998, the Other Real Estate partnerships owned 102 in-service industrial properties, containing an aggregate of approximately 12.0 million square feet of GLA. Of the 102 industrial properties owned by the Other Real Estate Partnerships at December 31, 1998, 23 are held by the Financing Partnership, 19 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

         Profits, losses and distributions of the Other Real Estate Partnerships are allocated to the general partner and the limited partners in accordance with the provisions contained within its restated and amended partnership agreement.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.  BASIS OF PRESENTATION

         The combined financial statements of the Other Real Estate Partnerships at December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.



3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1998 and 1997, and the reported amounts of revenues and expenses for the years ended December 31, 1998, 1997 and 1996. Actual results could differ from those estimates.

Cash and Cash Equivalents:

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation:

         Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when certain ownership interests were exchanged for units in the Operating Partnership (the "Units") on July 1, 1994, and purchase accounting has been used for all other properties that were acquired for Units.

         Real estate assets are carried at the lower of depreciated cost or fair value. The Other Real Estate Partnerships review their properties on a quarterly basis for impairment and provide a provision if impairments are determined. First, to determine if impairment may exist, the Other Real Estate Partnerships review their properties and identify those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Other Real Estate Partnerships estimate the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Other Real Estate Partnerships cease to depreciate the properties and values the properties at the lower of depreciated cost or fair value.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:


                                                                      Years
                                                                      -----
         Buildings and Improvements.................................. 31.5 to 40
         Land Improvements........................................... 15
         Furniture, Fixtures and Equipment........................... 5 to 10

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES, CONTINUED

Revenue Recognition:

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized.

         When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

Deferred Financing Costs:

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $182 and $1,460 at December 31, 1998 and 1997, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 9).

         Rental Income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Other Real Estate Partnerships.

         The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $351 and $450 as of December 31, 1998 and December 31, 1997, respectively.

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

Fair Value of Financial Instruments:

         The Other Real Estate Partnerships' financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable and interest rate protection agreements. The fair value of the short-term investments, tenant accounts receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 4 for the fair values of the mortgage loans payable.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES, CONTINUED

Derivative Financial Instruments:

         The Other Real Estate Partnerships' interest rate protection agreements (the "Agreements") were used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan. Receipts or payments resulting from the Agreements were recognized as adjustments to interest expense. Upon termination of these Agreements, the Other Real Estate Partnerships recognized a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Other Real Estate Partnerships' balance sheet (See note 8). The credit risks associated with the Agreements were controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty failed to meet the terms of the Agreements, the Other Real Estate Partnerships' exposure was limited to the current value of the interest rate differential, not the notional amount, and the Other Real Estate Partnerships' carrying value of the Agreements on the balance sheet. The Agreements were executed with creditworthy financial institutions.

Recent Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Other Real Estate Partnerships to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Other Real Estate Partnerships' net income available to unitholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The sole business of the Other Real Estate Partnerships is the owning and the operation of industrial properties. The Other Real Estate Partnerships evaluate operating results and allocates resources on a property-by-property basis. Accordingly, the Operating Partnership has concluded it has a single reportable segment for FAS 131 purposes. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of FAS 131 is currently required.

\
                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES, CONTINUED


         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Other Real Estate Partnerships reported a cumulative effect of a change in accounting principle in the amount of approximately $858 to reflect the write-off of the unamortized balance of organizational costs on the Other Real Estate Partnerships' balance sheet.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Other Real Estate Partnerships are currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

4.  MORTGAGE LOANS

         On June 30, 1994, the Other Real Estate Partnerships, through the Financing Partnership, entered into a $300,000 mortgage loan (the "1994 Mortgage Loan"). On April 4, 1997, the Other Real Estate Partnerships purchased U.S. Government securities as substitute collateral to execute a legal defeasance of a $300,000 mortgage loan (the "1994 Defeased Mortgage Loan") (see Note 9). Upon the execution of the legal defeasance, 180 of the 195 properties collateralizing the 1994 Defeased Mortgage Loan were released leaving 15 properties and the U.S. Government securities as collateral. On January 2, 1998, the Other Real Estate Partnerships used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan. Due to the retirement of the 1994 Defeased Mortgage Loan, the remaining 15 properties were released on January 2, 1998. The 1994 Defeased Mortgage Loan provided for interest only payments at a floating interest rate of LIBOR plus 1.40% which such interest rate had been limited to 7.2% through the use of an interest rate protection agreement from June 30, 1994 through June 30, 1995. From July 1, 1995 through May 15, 1997, the 1994 Defeased Mortgage Loan's interest rate had been effectively fixed at the rate of 6.97% through the use of interest rate protection agreements. From May 16, 1997 through December 31, 1997, the 1994 Defeased Mortgage Loan's interest rate had been limited to 7.2% through the use of interest rate protection agreements.

         Under the terms of the 1994 Defeased Mortgage Loan, certain cash reserves were required to be and had been set aside for payment of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs as well as certain other cash reserves to pay off and retire the 1994 Defeased Mortgage Loan. The amount of cash reserves for payment of potential environmental costs was determined by the lender and was established at the closing of the 1994 Defeased Mortgage Loan. The amounts included in the cash reserves relating to payments of tenant improvements, capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximated the next periodic payment of such items. At December 31, 1997, these reserves totaled $310,943 and are included in restricted cash. Such cash reserves were invested in a money market fund at December 31, 1997. The maturity of these investments is one day; accordingly, cost approximates fair market value. On January 2, 1998, $300,000 of these cash reserves were used to pay down and retire the 1994 Defeased Mortgage Loan, $6,000 of these cash reserves were used to pay a prepayment fee on the 1994 Defeased Mortgage Loan and the remaining cash reserves were returned to the Financing Partnership.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.  MORTGAGE LOANS, CONTINUED

         On December 29, 1995, the Other Real Estate Partnerships, through the Mortgage Partnership, entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In the first quarter of 1996, the Other Real Estate Partnerships made a one time pay-down of $200 on the 1995 Mortgage Loan which decreased the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 23 properties held by the Other Real Estate Partnerships. The 1995 Mortgage Loan may be prepaid after January 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payment of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1998 and 1997, these reserves totaled $3,285 and $2,117, respectively, and are included in restricted cash. Such cash reserves were invested in a money market fund at December 31, 1998. The maturity of these investments is one day, accordingly, cost approximates fair market value.

         On December 14, 1995, the Other Real Estate Partnerships, through the Harrisburg Partnership, entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that was collateralized by first mortgage liens on three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bore interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Other Real Estate Partnership's option, and provided for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. On December 15, 1997, the Other Real Estate Partnerships, paid off and retired the Harrisburg Mortgage Loan (see Note 9).

         On July 16, 1998, the Other Real Estate Partnerships, through TK-SV, LTD., assumed a mortgage loan in the principal amount of $2,566 (the "Acquisition Mortgage Loan V"). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on September 1, 2006. The Acquisition Mortgage Loan V may be prepaid only after August 2002 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


4.   MORTGAGE LOANS, CONTINUED

     The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:

                                                                                                   INTEREST
                                     OUTSTANDING  BALANCE AT       ACCRUED INTEREST PAYABLE AT      RATE AT
                                  ----------------------------     ---------------------------    -----------
                                  DECEMBER  31,   DECEMBER  31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,  MATURITY
                                     1998            1997             1998           1997            1997        DATE
                                  ------------    ------------     -----------    ------------    -----------   --------
MORTGAGE LOANS PAYABLE
1995 Mortgage Loan..............  $    39,567     $     40,000     $       167    $       168           7.22%    1/11/26
Acquisition Mortgage Loan V.....        2,855 (1)          ---              19            ---           9.01%    9/01/06
                                  ------------    ------------     -----------    ------------
Total...........................  $    42,422     $     40,000     $       186    $       168
                                  ============    ============     ===========    ============
DEFEASED MORTGAGE LOAN
1994 Defeased Mortgage Loan
(formerly defined  as the 1994
Mortgage Loan)..................  $       ---     $    300,000     $       ---    $     1,831             (2)         (2)
                                  ============    ============     ===========    ============

(1)  The Acquisition Mortgage Loan V is net of an unamortized premium of $307.
(2)  The 1994 Defeased Mortgage Loan was paid off and retired on January 2,
     1998.

     Fair Value:

     At December 31, 1998 and 1997, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:

                                             December 31, 1998            December 31, 1997
                                         -------------------------     -----------------------
                                          Carrying         Fair         Carrying       Fair
                                           Amount         Value          Amount       Value
                                         ----------     ----------     ----------   ----------
          Mortgage Loans Payable.......  $   42,422     $   42,921     $   40,000   $   40,807
          Defeased Mortgage Loan
           Payable.....................         ---            ---        300,000      300,000
                                         ----------     ----------     ----------   ----------
          Total........................  $   42,422     $   42,921     $  340,000   $  340,807
                                         ==========     ==========     ==========   ==========

     The following is a schedule of maturities of the mortgage loans for the next five years ending December 31, and thereafter:

                                                        Amount
                                                     -------------
                                   1999              $         515
                                   2000                        554
                                   2001                        596
                                   2002                        640
                                   2003                        689
                                   Thereafter               39,121
                                                     -------------
                                   Total             $      42,115
                                                     =============

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.  ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 1998, the Other Real Estate Partnerships acquired 27 properties comprising approximately 1.4 million square feet (unaudited) of GLA for a total purchase price of approximately $44,528 and completed the development of five properties and two expansions comprising approximately 1.6 million square feet (unaudited) of GLA at a cost of approximately $48,676.

         In 1997, the Other Real Estate Partnerships acquired nine properties comprising approximately 1.9 million square feet (unaudited) of GLA for a total purchase price of approximately $45,292 and completed the development of two properties and two expansions comprising approximately .5 million square feet (unaudited) of GLA at a cost of approximately $12,238.

         In 1996, the Other Real Estate Partnerships acquired one property comprising approximately 1.0 million square feet (unaudited) of GLA for a total purchase price of approximately $15,960.



6.  SALES OF REAL ESTATE

         In 1998, the Other Real Estate Partnerships sold five in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $22,247. The gain on sales totaled approximately $2,417.

         In 1997, the Other Real Estate Partnerships sold seven in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $17,574. The gain on sales totaled approximately $4,275.



7.  ABANDONED PURSUIT COSTS CHARGE

         The Other Real Estate Partnerships recorded an abandoned pursuit costs charge of approximately $360 in the fourth quarter of 1998 related to abandoned acquisitions.



8.  DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

         In May 1997, the Other Real Estate Partnerships, through the Financing Partnership, sold interest rate protection agreements for approximately $3,510. The loss on disposition of the interest rate protection agreements totaled approximately $2,608.



9.  EXTRAORDINARY ITEMS

         In 1997, the Other Real Estate Partnerships, through the Harrisburg Partnership, terminated the Harrisburg Mortgage Loan before its contractual maturity date. Also, the Other Real Estate Partnerships entered into a commitment to pay down and retire the 1994 Defeased Mortgage Loan on January 2, 1998. As a result of the early retirement of the Harrisburg Mortgage Loan and the commitment for early retirement of the 1994 Defeased Mortgage Loan, the Other Real Estate Partnerships recorded an extraordinary loss of $9,458 comprised of prepayment fees, the write off of unamortized deferred financing fees, legal costs and other expenses.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10. FUTURE RENTAL REVENUES


         The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1998 are approximately as follows:

                           1999           $     45,810
                           2000
                                                38,848
                           2001
                                                31,913
                           2002
                                                26,732
                           2003
                                                22,175
                           Thereafter
                                                71,620
                                          ------------
                               Total      $    237,098
                                          ============



11. RELATED PARTY TRANSACTIONS

         The Other Real Estate Partnerships often obtain title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Other Real Estate Partnerships utilize real estate brokerage services from CB Richard Ellis for which a relative of one of the Company's officers/Directors is an employee.

         On November 19, 1997, one of the Other Real Estate Partnerships exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot (unaudited) bulk warehouse property located in Indianapolis, Indiana for approximately $3,338. The property was purchased from a partnership in which one of the Company's officers owned a 33.0% interest.

         The Other Real Estate Partnerships acquired an industrial property from a real estate firm for which a former officer and an employee of the Company owned a 77.5% interest for a purchase price of approximately $3,248, excluding costs incurred in connection with the acquisition of the property.


12. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:


                                       Year Ended        Year Ended          Year Ended
                                      December 31,      December 31,        December 31,
                                          1998              1997                1996
                                      -----------       ------------        -----------
Interest paid.....................    $     4,784       $     24,718        $    24,240
                                      ===========       ============        ===========


         In conjunction with the property acquisitions, the following assets and liabilities were assumed:


Purchase of real estate, net......    $    74,697       $     45,292        $       ---
Deferred rent receivable..........            ---                ---                318
Accounts payable and accrued
 expenses.........................           (830)              (350)               ---
Mortgage loans....................         (2,378)               ---                ---
Limited partnership interest......            ---                ---               (318)
                                      -----------       ------------        -----------
Acquisition of Real Estate            $    71,489       $     44,942        $       ---
                                      ===========       ============        ===========

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13.  COMMITMENTS AND CONTINGENCIES

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

         Twelve properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' purchase price. The Other Real Estate Partnerships have no notice of any exercise of any tenant purchase option.

         The Other Real Estate Partnerships have committed to the construction of 13 development projects totaling approximately 1.6 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $71,623 (unaudited). These developments are expected to be funded with capital contributions from the Operating Partnership.



14.  SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 1999 through March 24, 1999, the Other Real Estate Partnerships purchased one industrial property containing an aggregate of .4 million square feet (unaudited) of GLA and one land parcel for approximately $11,190.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
    First Industrial, L.P.


Our report on the consolidated financial statements of First Industrial, L.P. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                           PricewaterhouseCoopers LLP





Chicago, Illinois
February 16, 1999

                     CONSOLIDATED OPERATING PARTNERSHIP
                                SCHEDULE III:
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                           As Of December 31, 1998
                           (Dollars in thousands)


                                                                                              COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST     ACQUISITION    -------------------------
                                           LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                          CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS    TOTAL
----------------                          -----------      ------------  ----   ---------  ----------    ----  ------------    -----

ATLANTA
-------
1650 GA Highway 155                        Atlanta, GA                    788     4,544       190          788      4,734     5,522
415 Industrial Park Road                   Atlanta, GA                    544     3,140        69          544      3,209     3,753
434 Industrial Park Road                   Atlanta, GA                    234     1,365        91          234      1,456     1,690
435 Industrial Park Road                   Atlanta, GA                    281     1,638        64          281      1,702     1,983
14101 Industrial Park Boulevard            Atlanta, GA                    285     1,658       524          285      2,182     2,467
801-804 Blacklawn Road                     Atlanta, GA                    361     2,095       167          361      2,262     2,623
1665 Dogwood Drive                         Atlanta, GA                    635     3,662        24          635      3,686     4,321
1715 Dogwood Drive                         Atlanta, GA                    288     1,675        97          288      1,772     2,060
11235 Harland Drive                        Atlanta, GA                    125       739        30          125        769       894
700 Westlake Parkway                       Atlanta, GA                    213     1,551       523          223      2,064     2,287
800 Westlake Parkway                       Atlanta, GA                    450     2,645       460          479      3,076     3,555
4050 Southmeadow Parkway                   Atlanta, GA                    401     2,813       162          425      2,951     3,376
4051 Southmeadow Parkway                   Atlanta, GA                    697     3,486       843          726      4,300     5,026
4071 Southmeadow Parkway                   Atlanta, GA                    750     4,460       722          828      5,104     5,932
4081 Southmeadow Parkway                   Atlanta, GA                  1,012     5,450       617        1,157      5,922     7,079
1875 Rockdale Industrial Blvd.             Atlanta, GA                    386     2,264       201          386      2,465     2,851
3312 N. Berkeley Lake Road                  Duluth, GA                  2,937    16,644       963        3,053     17,491    20,544
370 Great Southwest Parkway (m)            Atlanta, GA                    527     2,984       352          546      3,317     3,863
3495 Bankhead Highway (m)                  Atlanta, GA                    983     5,568       297        1,021      5,827     6,848
955 Cobb Place                             Kennesaw, GA                   780     4,420       170          804      4,566     5,370
6105 Boatrock Blvd                         Atlanta, GA                     89       504        24           91        526       617
1640 Sands Place                           Marietta, GA                   162       920        39          166        955     1,121
7000 Highland Parkway                       Smyrna, GA                    761     4,213        83          772      4,285     5,057
2084 Lake Industrial Court                 Conyers, GA                    662         -      (658)           -          4         4

BALTIMORE
---------
3431 Benson                               Baltimore, MD                   553     3,062        96          562      3,149     3,711
1801 Portal                               Baltimore, MD                   251     1,387       149          271      1,516     1,787
1811 Portal                               Baltimore, MD                   327     1,811       190          354      1,974     2,328
1831 Portal                               Baltimore, MD                   268     1,486       155          290      1,619     1,909
1821 Portal                               Baltimore, MD                   430     2,380       507          467      2,850     3,317
1820 Portal                               Baltimore, MD         (i)       884     4,891       151          899      5,027     5,926
4845 Governers Way                        Frederick, MD                   810     4,487       113          824      4,586     5,410
8900 Yellow Brick Road                    Baltimore, MD                   447     2,473       201          475      2,646     3,121
7476 New Ridge                             Hanover, MD                    394     2,182        65          401      2,240     2,641

BATON ROUGE
-----------
11200 Industriplex Blvd.                 Baton Rouge, LA                  463     2,624        87          475      2,699     3,174
11441 Industriplex Blvd.                 Baton Rouge, LA                  331     1,874       191          340      2,056     2,396
11301 Industriplex Blvd.                 Baton Rouge, LA                  265     1,499        60          273      1,551     1,824
6565 Exchequer Drive                     Baton Rouge, LA                  461     2,614        91          473      2,693     3,166


CHICAGO
-------
1330 West 43rd Street                      Chicago, IL                    369     1,464       527          375      1,985     2,360
2300 Hammond Drive                        Schaumburg, IL                  442     1,241       525          444      1,764     2,208
6500 North Lincoln Avenue                Lincolnwood, IL                  613     1,336     1,748          625      3,072     3,697
3600 West Pratt Avenue                   Lincolnwood, IL                1,050     5,767       503        1,050      6,270     7,320
917 North Shore Drive                     Lake Bluff, IL                  556     3,212        48          556      3,260     3,816
6750 South Sayre Avenue                  Bedford Park, IL                 224     1,309        46          224      1,355     1,579
585 Slawin Court                        Mount Prospect, IL                611     3,505         1          611      3,506     4,117
2300 Windsor Court                         Addison, IL                    688     3,943       260          688      4,203     4,891
3505 Thayer Court                           Aurora, IL                    430     2,472        17          430      2,489     2,919
3600 Thayer Court                           Aurora, IL                    636     3,645       178          636      3,823     4,459
736-776 Industrial Drive                   Elmhurst, IL                   349     1,994       601          349      2,595     2,944
5310-5352 East Avenue                    Countryside, IL                  382     2,036       544          382      2,580     2,962
12330-12358 South Latrobe                   Alsip, IL                     381     2,067       227          381      2,294     2,675
305-311 Era Drive                         Northbrook, IL                  200     1,154       144          205      1,293     1,498



                                               ACCUMULATED
                                               DEPRECIATION          YEAR BUILT/          DEPRECIABLE
BUILDING ADDRESS                                 12/31/98             RENOVATED           LIVE (YEARS)
----------------                               ------------          ----------           ------------

ATLANTA
-------
1650 GA Highway 155                                   634                1991               (s)
415 Industrial Park Road                              357                1986               (s)
434 Industrial Park Road                              161                1988               (s)
435 Industrial Park Road                              194                1986               (s)
14101 Industrial Park Boulevard                       195                1984               (s)
801-804 Blacklawn Road                                346                1982               (s)
1665 Dogwood Drive                                    417                1973               (s)
1715 Dogwood Drive                                    253                1973               (s)
11235 Harland Drive                                    94                1988               (s)
700 Westlake Parkway                                  301                1990               (s)
800 Westlake Parkway                                  374                1991               (s)
4050 Southmeadow Parkway                              350                1991               (s)
4051 Southmeadow Parkway                              519                1989               (s)
4071 Southmeadow Parkway                              607                1991               (s)
4081 Southmeadow Parkway                              702                1989               (s)
1875 Rockdale Industrial Blvd.                        258                1966               (s)
3312 N. Berkeley Lake Road                          1,258                1969               (s)
370 Great Southwest Parkway (m)                       196                1996               (s)
3495 Bankhead Highway (m)                             295                1986               (s)
955 Cobb Place                                        152                1991               (s)
6105 Boatrock Blvd                                     14                1972               (s)
1640 Sands Place                                       28                1977               (s)
7000 Highland Parkway                                  89                1998               (s)
2084 Lake Industrial Court                              -                1998               (s)

BALTIMORE
---------
3431 Benson                                            58                1988               (s)
1801 Portal                                            28                1987               (s)
1811 Portal                                            37                1987               (s)
1831 Portal                                            30                1990               (s)
1821 Portal                                            55                1986               (s)
1820 Portal                                            94                1982               (s)
4845 Governers Way                                     86                1988               (s)
8900 Yellow Brick Road                                 50                1982               (s)
7476 New Ridge                                         42                1987               (s)

BATON ROUGE
-----------
11200 Industriplex Blvd.                               69                1986               (s)
11441 Industriplex Blvd.                               73                1987               (s)
11301 Industriplex Blvd.                               42                1985               (s)
6565 Exchequer Drive                                   73                1986               (s)


CHICAGO
-------
1330 West 43rd Street                               1,143                1977               (s)
2300 Hammond Drive                                  1,196                1970               (s)
6500 North Lincoln Avenue                           1,136               1965/88             (s)
3600 West Pratt Avenue                                740               1953/88             (s)
917 North Shore Drive                                 384                1974               (s)
6750 South Sayre Avenue                               162                1975               (s)
585 Slawin Court                                      393                1992               (s)
2300 Windsor Court                                    659                1986               (s)
3505 Thayer Court                                     285                1989               (s)
3600 Thayer Court                                     451                1989               (s)
736-776 Industrial Drive                              354                1975               (s)
5310-5352 East Avenue                                 338                1975               (s)
12330-12358 South Latrobe                             290                1975               (s)
305-311 Era Drive                                     164                1978               (s)


                                                                                              COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST     ACQUISITION    -------------------------
                                             LOCATION            (a)       ----------------    OR              BUILDING AND
BUILDING ADDRESS                           CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS  TOTAL
----------------                           ----------      ------------  ----   ---------  ----------    ----  ------------  -----
700-714 Landwehr Road                     Northbrook, IL                   357     2,052         207      357       2,259    2,616
4330 South Racine Avenue                   Chicago, IL                     448     1,893         239      468       2,112    2,580
13040 S. Crawford Ave.                      Alsip, IL                    1,073     6,193          24    1,073       6,217    7,290
12241 Melrose Street                    Franklin Park, IL                  332     1,931       1,072      469       2,866    3,335
7200 S Leamington                        Bedford Park, IL                  798     4,595         642      818       5,217    6,035
12301-12325 S Laramie Ave                   Alsip, IL                      650     3,692         424      659       4,107    4,766
6300 W Howard Street                        Niles, IL                      743     4,208         328      782       4,497    5,279
301 Hintz                                  Wheeling, IL                    160       905          71      167         969    1,136
301 Alice                                  Wheeling, IL                    218     1,236          58      225       1,287    1,512
410 W 169th Street                      South Holland, IL                  462     2,618         136      476       2,740    3,216
1001 Commerce Court                     Buffalo Grove, IL                  615     3,485         122      626       3,596    4,222
11939 S Central Avenue                      Alsip, IL                    1,208     6,843         141    1,224       6,968    8,192
405 East Shawmut                          La Grange, IL                    368     2,083         104      379       2,176    2,555
2201 Lunt                             Elk Grove Village, IL                469     2,656       1,325      560       3,890    4,450
1010-50 Sesame Street                    Bensenville, IL           (f)     979     5,546         226    1,003       5,748    6,751
5555 West 70th Place                     Bedford Park, IL                  146       829          89      157         907    1,064
3200-3250 South St. Louis (m)              Chicago, IL                     110       625         964      116       1,583    1,699
3110-3130 South St. Louis                  Chicago, IL                     115       650          64      120         709      829
7301 South Hamlin                          Chicago, IL                     149       846         339      154       1,180    1,334
7401 South Pulaski                         Chicago, IL                     664     3,763         655      685       4,397    5,082
3900 West 74th Street                      Chicago, IL                     137       778         204      142         977    1,119
7501 S. Pulaski                            Chicago, IL                     360     2,038         148      326       2,220    2,546
396 Fenton Lane                          West Chicago, IL                  202     1,143          41      205       1,181    1,386
400 Wegner Drive                         West Chicago, IL                   65       367          31       67         396      463
450 Fenton Lane                          West Chicago, IL                  195     1,106          31      198       1,134    1,332
1275 Roosevelt Road                      West Chicago, IL                  372     2,110          52      377       2,157    2,534
385 Fenton Lane                          West Chicago, IL                  868     4,918         106      878       5,014    5,892
505 Wegner Drive                         West Chicago, IL                   91       514          22       93         534      627
335 Crossroad Parkway                    Bolingbrook, IL                 1,560     8,840         346    1,587       9,159   10,746
10435 Seymour Avenue                    Franklin Park, IL                  181     1,024          78      189       1,094    1,283
905 Paramount                              Batavia, IL                     243     1,375         244      250       1,612    1,862
1005 Paramount                             Batavia, IL                     282     1,600         445      291       2,036    2,327
34-45 Lake Street                         Northlake, IL                    440     2,491         124      452       2,603    3,055
2120-24 Roberts                           Broadview, IL                    220     1,248          62      227       1,303    1,530
4309 South Morgan Street                   Chicago, IL                     750     4,150         222      778       4,344    5,122
405-17 University Drive                 Arlington Hgts, IL                 265     1,468          66      266       1,533    1,799

CINCINNATI
----------
9900-9970 Princeton                       Cincinnati, OH           (c)     545     3,088         863      566       3,930    4,496
2940 Highland Avenue                      Cincinnati, OH           (c)   1,717     9,730         761    1,772      10,436   12,208
4700-4750 Creek Road                      Cincinnati, OH           (c)   1,080     6,118         316    1,109       6,405    7,514
4860 Duff Drive                           Cincinnati, OH                    67       378          13       68         390      458
4866 Duff Drive                           Cincinnati, OH                    67       379          10       68         388      456
4884 Duff Drive                           Cincinnati, OH                   104       591          17      107         605      712
4890 Duff Drive                           Cincinnati, OH                   104       592          21      107         610      717
9636-9643 Interocean Drive                Cincinnati, OH                   123       695          75      125         768      893
7600 Empire Drive                          Florence, KY                    900     5,100         120      915       5,205    6,120
12072 Best Place                          Springboro, OH                   426         -       3,104      443       3,087    3,530
901 Pleasant Valley Drive                 Springboro, OH                   304     1,721         149      313       1,861    2,174


CLEVELAND
---------
6675 Parkland Blvd                        Cleveland, OH                    548     3,103         172      571       3,252    3,823
21510-21600 Alexander Road (n)             Oakwood, OH                     509     2,883         156      526       3,022    3,548
5405 & 5505 Valley Belt Road  (m)        Independence, OH                  371     2,101         200      385       2,287    2,672
10145 Philipp Parkway                    Streetsboro, OH                   334     1,891          59      342       1,942    2,284
4410 Hamann                               Willoughby, OH                   138       782          82      154         848    1,002

COLUMBUS
--------
6911 Americana Parkway                     Columbus, OH                    314     1,777         127      321       1,897    2,218
3800 Lockbourne Industrial Parkway         Columbus, OH                  1,133     6,421          43    1,130       6,467    7,597
3880 Groveport Road                        Columbus, OH                  2,145    12,154         445    2,165      12,579   14,744
1819 North Walcutt Road                    Columbus, OH                    810     4,590         185      830       4,755    5,585
4300 Cemetery Road                         Hilliard, OH                  1,103     6,248         215    1,160       6,406    7,566
4115 Leap Road (m)                         Hilliard, OH                    758     4,297         104      772       4,387    5,159
3300 Lockbourne                            Columbus, OH                    708     3,920          55      709       3,974    4,683

DALLAS
------
1275-1281 Roundtable Drive                  Dallas, TX                     148       839          84      153         918    1,071

                                                          ACCUMULATED
                                          DEPRECIATION    YEAR BUILT/          DEPRECIABLE
BUILDING ADDRESS                            12/31/98       RENOVATED           LIVE (YEARS)
----------------                          ------------    ----------           ------------
700-714 Landwehr Road                         265              1978               (s)
4330 South Racine Avenue                    1,276              1978               (s)
13040 S. Crawford Ave.                        673              1976               (s)
12241 Melrose Street                          323              1969               (s)
7200 S Leamington                             376              1950               (s)
12301-12325 S Laramie Ave                     310              1975               (s)
6300 W Howard Street                          340            1956/1964            (s)
301 Hintz                                      72              1960               (s)
301 Alice                                      96              1965               (s)
410 W 169th Street                            193              1974               (s)
1001 Commerce Court                           168              1989               (s)
11939 S Central Avenue                        294              1972               (s)
405 East Shawmut                               86              1965               (s)
2201 Lunt                                     136              1963               (s)
1010-50 Sesame Street                         179              1976               (s)
5555 West 70th Place                           28              1973               (s)
3200-3250 South St. Louis (m)                  55              1968               (s)
3110-3130 South St. Louis                      22              1968               (s)
7301 South Hamlin                              35              1975               (s)
7401 South Pulaski                            142              1975               (s)
3900 West 74th Street                          39              1975               (s)
7501 S. Pulaski                                64              1975               (s)
396 Fenton Lane                                30              1987               (s)
400 Wegner Drive                               11              1988               (s)
450 Fenton Lane                                28              1990               (s)
1275 Roosevelt Road                            53              1986               (s)
385 Fenton Lane                               124              1990               (s)
505 Wegner Drive                               13              1988               (s)
335 Crossroad Parkway                         225              1996               (s)
10435 Seymour Avenue                           27              1967               (s)
905 Paramount                                  36              1977               (s)
1005 Paramount                                 42              1978               (s)
34-45 Lake Street                              64              1978               (s)
2120-24 Roberts                                33              1960               (s)
4309 South Morgan Street                       90              1975               (s)
405-17 University Drive                        25              1977               (s)

CINCINNATI
----------
9900-9970 Princeton                           276              1970               (s)
2940 Highland Avenue                          779            1969/1974            (s)
4700-4750 Creek Road                          449              1960               (s)
4860 Duff Drive                                21              1979               (s)
4866 Duff Drive                                20              1979               (s)
4884 Duff Drive                                31              1979               (s)
4890 Duff Drive                                33              1979               (s)
9636-9643 Interocean Drive                     44              1983               (s)
7600 Empire Drive                             173              1964               (s)
12072 Best Place                               34              1984               (s)
901 Pleasant Valley Drive                      42              1984               (s)


CLEVELAND
---------
6675 Parkland Blvd                            182              1991               (s)
21510-21600 Alexander Road (n)                101              1985               (s)
5405 & 5505 Valley Belt Road  (m)              78              1983               (s)
10145 Philipp Parkway                          61              1994               (s)
4410 Hamann                                    26              1975               (s)

COLUMBUS
--------
6911 Americana Parkway                        139              1980               (s)
3800 Lockbourne Industrial Parkway            378              1986               (s)
3880 Groveport Road                           719              1986               (s)
1819 North Walcutt Road                       206              1973               (s)
4300 Cemetery Road                            172              1968               (s)
4115 Leap Road (m)                             83              1977               (s)
3300 Lockbourne                                74              1964               (s)

DALLAS
------
1275-1281 Roundtable Drive                     24              1966               (s)

                                                                                         COSTS
                                                                                       CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                       SUBSEQUENT        AT CLOSE OF PERIOD
                                                                           (b)             TO                 12/31/98
                                                                      INITIAL COST     ACQUISITION    -------------------------
                                       LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                      (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS     TOTAL
----------------                      -----------      ------------  ----   ---------  ----------    ----  ------------     -----
2406-2416 Walnut Ridge                  Dallas, TX                    178     1,006        44        183        1,045       1,228
12750 Perimiter Drive                   Dallas, TX                    638     3,618       160        660        3,756       4,416
1324-1343 Roundtable Drive              Dallas, TX                    178     1,006        47        184        1,047       1,231
1405-1409 Avenue II East            Grand Prairie, TX                 118       671       110        123          776         899
2651-2677 Manana                        Dallas, TX                    266     1,510        71        275        1,572       1,847
2401-2419 Walnut Ridge                  Dallas, TX                    148       839        38        153          872       1,025
4248-4252 Simonton                  Farmers Ranch, TX                 888     5,032       233        920        5,233       6,153
900-906 Great Southwest Pkwy          Arlington, TX                   237     1,342        62        245        1,396       1,641
2179 Shiloh Road                       Garland, TX                    251     1,424        41        256        1,460       1,716
2159 Shiloh Road                       Garland, TX                    108       610        19        110          627         737
2701 Shiloh Road                       Garland, TX                    818     4,636       742        923        5,273       6,196
12784 Perimeter Drive (n)               Dallas, TX                    350     1,986        96        360        2,072       2,432
3000 West Commerce                      Dallas, TX                    456     2,584       116        469        2,687       3,156
3030 Hansboro                           Dallas, TX                    266     1,510        86        276        1,586       1,862
5222 Cockrell Hill                      Dallas, TX                    296     1,677        79        306        1,746       2,052
405-407 113th                         Arlington, TX                   181     1,026        33        185        1,055       1,240
816 111th Street                      Arlington, TX                   251     1,421        56        258        1,470       1,728
1017-25 Jacksboro Highway             Fort Worth, TX                   97       537        40        103          571         674
7341 Dogwwod Park                   Richland Hills, TX                 79       435        33         84          463         547
7427 Dogwwod Park                   Richland Hills, TX                 96       532        40        102          566         668
7348-54 Tower Street                Richland Hills, TX                 88       489        37         94          520         614
7370 Dogwwod Park                   Richland Hills, TX       (l)       91       503        37         96          535         631
7339-41 Tower Street                Richland Hills, TX                 98       541        39        104          574         678
7437-45 Tower Street                Richland Hills, TX                102       563        41        108          598         706
7331-59 Airport Freeway             Richland Hills, TX                354     1,958       126        372        2,066       2,438
7338-60 Dogwwod Park                Richland Hills, TX                106       587        43        112          624         736
7450-70 Dogwwod Park                Richland Hills, TX       (l)      106       584        42        112          620         732
7423-49 Airport Freeway             Richland Hills, TX       (l)      293     1,621       148        308        1,754       2,062
7400 Whitehall Street               Richland Hills, TX                109       603        43        115          640         755

DAYTON
------
6094-6104 Executive Blvd                Dayton, OH                    181     1,025        75        187        1,094       1,281
6202-6220 Executive Blvd                Dayton, OH                    268     1,521        99        275        1,613       1,888
6268-6294 Executive Blvd                Dayton, OH                    255     1,444       106        262        1,543       1,805
5749-5753 Executive Blvd                Dayton, OH                     50       282        81         53          360         413
6230-6266 Executive Blvd                Dayton, OH                    271     1,534       131        281        1,655       1,936
2200-2224 Sandridge Road               Moriane, OH                    218     1,233       103        226        1,328       1,554
8119-8137 Uehling Lane                  Dayton, OH                    103       572        10        105          580         685

DENVER
------
7100 North Broadway - 1                 Denver, CO                    201     1,141       198        215        1,325       1,540
7100 North Broadway - 2                 Denver, CO                    203     1,150       112        204        1,261       1,465
7100 North Broadway - 3                 Denver, CO                    139       787        41        140          827         967
7100 North Broadway - 5                 Denver, CO                    180     1,018        65        178        1,085       1,263
7100 North Broadway - 6                 Denver, CO                    269     1,526        64        271        1,588       1,859
10691 East Bethany Drive                Aurora, CO                    186     1,054        32        188        1,084       1,272
20100 East 32nd Avenue Parkway          Aurora, CO                    333     1,888       295        337        2,179       2,516
15700-15820 West 6th Avenue             Golden, Co                    333     1,887        44        337        1,927       2,264
12850-15884 West 6th Avenue             Golden, Co                    201     1,139        24        206        1,158       1,364
5454 Washington                         Denver, CO                    154       873        38        156          909       1,065
5801 West 6th Avenue                   Lakewood, CO                    74       418        (4)        72          416         488
5805 West 6th Avenue                   Lakewood, CO                    97       549        39         99          586         685
5815 West 6th Avenue                   Lakewood, CO                    99       560         9         99          569         668
5825 West 6th Avenue                   Lakewood, CO                    99       559        10         99          569         668
5835 West 6th Avenue                   Lakewood, CO                    97       552        11         98          562         660
525 East 70th Street                    Denver, CO                     68       384         8         69          391         460
565 East 70th Street                    Denver, CO                    169       960        25        171          983       1,154
605 East 70th Street                    Denver, CO                    192     1,089        28        194        1,115       1,309
625 East 70th Street                    Denver, CO                    136       768        20        137          787         924
665 East 70th Street                    Denver, CO                    136       768        28        137          795         932
700 West 48th Street                    Denver, CO                    302     1,711        78        307        1,784       2,091
702 West 48th Street                    Denver, CO                    135       763        88        139          847         986
800 East 73rd                           Denver, CO                    225     1,273        16        224        1,290       1,514
850 East 73rd                           Denver, CO                    177     1,005        12        177        1,017       1,194
6425 North Washington                   Denver, CO                    374     2,118        48        383        2,157       2,540
3370 North Peoria Street                Aurora, CO                    163       924       144        163        1,068       1,231
3390 North Peoria Street                Aurora, CO                    145       822        25        147          845         992
3508-3538 North Peoria Street           Aurora, CO                    260     1,472        58        264        1,526       1,790
3568 North Peoria Street                Aurora, CO                    222     1,260        56        225        1,313       1,538

                                    ACCUMULATED
                                    DEPRECIATION     YEAR BUILT/      DEPRECIABLE
BUILDING ADDRESS                     12/31/98        RENOVATED        LIVES (YEARS)
----------------                    ------------     ----------       ------------
2406-2416 Walnut Ridge                      28          1978               (s)
12750 Perimiter Drive                      101          1979               (s)
1324-1343 Roundtable Drive                  28          1972               (s)
1405-1409 Avenue II East                    19          1969               (s)
2651-2677 Manana                            43          1966               (s)
2401-2419 Walnut Ridge                      24          1978               (s)
4248-4252 Simonton                         141          1973               (s)
900-906 Great Southwest Pkwy                38          1972               (s)
2179 Shiloh Road                            39          1982               (s)
2159 Shiloh Road                            17          1982               (s)
2701 Shiloh Road                           144          1981               (s)
12784 Perimeter Drive (n)                   56          1981               (s)
3000 West Commerce                          72          1980               (s)
3030 Hansboro                               42          1971               (s)
5222 Cockrell Hill                          47          1973               (s)
405-407 113th                               28          1969               (s)
816 111th Street                            40          1972               (s)
1017-25 Jacksboro Highway                    2          1970               (s)
7341 Dogwwod Park                            2          1973               (s)
7427 Dogwwod Park                            2          1973               (s)
7348-54 Tower Street                         2          1978               (s)
7370 Dogwwod Park                            2          1987               (s)
7339-41 Tower Street                         2          1980               (s)
7437-45 Tower Street                         2          1977               (s)
7331-59 Airport Freeway                      9          1987               (s)
7338-60 Dogwwod Park                         3          1978               (s)
7450-70 Dogwwod Park                         3          1985               (s)
7423-49 Airport Freeway                      7          1985               (s)
7400 Whitehall Street                        3          1994               (s)

DAYTON
------
6094-6104 Executive Blvd                    70          1975               (s)
6202-6220 Executive Blvd                   104          1976               (s)
6268-6294 Executive Blvd                    99          1989               (s)
5749-5753 Executive Blvd                    27          1975               (s)
6230-6266 Executive Blvd                    98          1979               (s)
2200-2224 Sandridge Road                    62          1983               (s)
8119-8137 Uehling Lane                       4          1978               (s)

DENVER
------
7100 North Broadway - 1                     46          1978               (s)
7100 North Broadway - 2                     37          1978               (s)
7100 North Broadway - 3                     27          1978               (s)
7100 North Broadway - 5                     46          1978               (s)
7100 North Broadway - 6                     53          1978               (s)
10691 East Bethany Drive                    33          1979               (s)
20100 East 32nd Avenue Parkway             115          1997               (s)
15700-15820 West 6th Avenue                 60          1978               (s)
12850-15884 West 6th Avenue                 37          1978               (s)
5454 Washington                             31          1985               (s)
5801 West 6th Avenue                        13          1980               (s)
5805 West 6th Avenue                        18          1980               (s)
5815 West 6th Avenue                        18          1980               (s)
5825 West 6th Avenue                        18          1980               (s)
5835 West 6th Avenue                        17          1980               (s)
525 East 70th Street                        12          1985               (s)
565 East 70th Street                        31          1985               (s)
605 East 70th Street                        36          1985               (s)
625 East 70th Street                        25          1985               (s)
665 East 70th Street                        24          1985               (s)
700 West 48th Street                        55          1984               (s)
702 West 48th Street                        37          1984               (s)
800 East 73rd                               34          1984               (s)
850 East 73rd                               26          1984               (s)
6425 North Washington                       54          1983               (s)
3370 North Peoria Street                    31          1978               (s)
3390 North Peoria Street                    27          1978               (s)
3508-3538 North Peoria Street               51          1978               (s)
3568 North Peoria Street                    49          1978               (s)




                                                                                           COSTS
                                                                                         CAPITALIZED       GROSS AMOUNT CARRIED
                                                                                         SUBSEQUENT         AT CLOSE OF PERIOD
                                                                               (b)           TO                  12/31/98
                                                                           INITIAL COST  ACQUISITION    --------------------------
                                           LOCATION            (a)      ----------------      OR               BUILDING AND
BUILDING ADDRESS                          (CITY/STATE)    ENCUMBRANCES  LAND   BUILDINGS COMPLETION     LAND   IMPROVEMENTS  TOTAL
----------------                          -----------     ------------  ----   --------- -----------    -----  ------------  -----
3350 Peoria                               Aurora, CO                     215     1,216       174          217       1,388    1,605
4785 Elati                                Denver, CO                     173       981        20          175         999    1,174
4770 Fox Street                           Denver, CO                     132       750        17          134         765      899
1550 W. Evans                             Denver, CO                     388     2,200        66          395       2,259    2,654
12401-41 East 37th Ave                    Denver, CO                     129       732        21          131         751      882
3751-71 Revere Street                     Denver, CO                     262     1,486        43          267       1,524    1,791
3871 Revere                               Denver, CO                     361     2,047        58          368       2,098    2,466
5454 Havana Street                        Denver, CO                     204     1,156        25          207       1,178    1,385
5500 Havana Street                        Denver, CO                     167       946        20          169         964    1,133
4570 Ivy Street                           Denver, CO                     219     1,239        18          221       1,255    1,476
5855 Stapleton Drive North                Denver, CO                     288     1,630        29          290       1,657    1,947
5885 Stapleton Drive North                Denver, CO                     376     2,129        48          381       2,172    2,553
5200-5280 North Broadway                  Denver, CO                     169       960        92          171       1,050    1,221
5977-5995 North Broadway                  Denver, CO                     268     1,518        39          271       1,554    1,825
2952-5978 North Broadway                  Denver, CO                     414     2,346        72          422       2,410    2,832
6400 North Broadway                       Denver, CO                     318     1,804        55          325       1,852    2,177
875 Parfer Street                        Lakewood, CO                    288     1,633        39          293       1,667    1,960
4721 Ironton Street                       Denver, CO                     232     1,313        37          236       1,346    1,582
833 Parfer Street                        Lakewood, CO                    196     1,112        31          199       1,140    1,339
11005 West 8th Avenue                    Lakewood, CO                    102       580        15          104         593      697
7100 North Broadway - 7                   Denver, CO                     215     1,221       108          217       1,327    1,544
7100 North Broadway - 8                   Denver, CO                      79       448        35           80         482      562
6804 East 48th Avenue                     Denver, CO                     253     1,435        29          256       1,461    1,717
445 Bryant Street                         Denver, CO                   1,831    10,219        46        1,829      10,267   12,096
East 47th Drive - A                       Denver, CO                     474     2,689       397          509       3,051    3,560
Centenial Airport Business Pk.            Denver, CO                     640     3,629       124          642       3,751    4,393
9500 West 49th Street - A               Wheatridge, CO                   432     2,448        19          434       2,465    2,899
9500 West 49th Street - B               Wheatridge, CO                   235     1,330       (52)         226       1,287    1,513
9500 West 49th Street - C               Wheatridge, CO                   602     3,409        17          600       3,428    4,028
9500 West 49th Street - D               Wheatridge, CO                   271     1,537      (156)         246       1,406    1,652
8100 South Park Way - A                 Littleton, CO                    442     2,507       213          428       2,734    3,162
8100 South Park Way - B                 Littleton, CO                    103       582       137          104         718      822
8100 South Park Way - C                 Littleton, CO                    568     3,219        59          575       3,271    3,846
451-591 East 124th Avenue               Littleton, CO                    386     2,188        41          391       2,224    2,615
14100 East Jewell                         Aurora, CO                     395     2,240        90          401       2,324    2,725
14190 East Jewell                         Aurora, CO                     199     1,126        48          201       1,172    1,373
608 Garrison Street                      Lakewood, CO                    265     1,501        56          267       1,555    1,822
610 Garrison Street                      Lakewood, CO                    264     1,494        74          265       1,567    1,832
1111 West Evans (A&C)                     Denver, CO                     233     1,321        31          236       1,349    1,585
1111 West Evans (B)                       Denver, CO                      30       169         3           30         172      202
15000 West 6th Avenue                     Golden, Co                     913     5,174       122          917       5,292    6,209
14998 West 6th Avenue Bldg E              Golden, Co                     565     3,199        73          568       3,269    3,837
14998 West 6th Avenue Bldg F            Englewood, CO                    269     1,525        17          271       1,540    1,811
12503 East Euclid Drive                   Denver, CO                   1,219     6,905       149        1,229       7,044    8,273
6547 South Racine Circle                  Denver, CO                     748     4,241       199          753       4,435    5,188
7800 East Iliff Avenue                    Denver, CO                     196     1,110        29          198       1,137    1,335
2369 South Trenton Way                    Denver, CO                     292     1,656        27          294       1,681    1,975
2370 South Trenton Way                    Denver, CO                     200     1,132        83          201       1,214    1,415
2422 S. Trenton Way                       Denver, CO                     241     1,364        83          243       1,445    1,688
2452 South Trenton Way                    Denver, CO                     421     2,386        50          426       2,431    2,857
651 Topeka Way                            Denver, CO                     194     1,099        24          197       1,120    1,317
680 Atchinson Way                         Denver, CO                     194     1,099        24          197       1,120    1,317
8122 South Park Lane - A                Littleton, CO                    394     2,232       157          398       2,385    2,783
8122 South Park Lane - B                Littleton, CO                    186     1,054        38          188       1,090    1,278
1600 South Abilene                        Aurora, CO                     465     2,633        72          470       2,700    3,170
1620 South Abilene                        Aurora, CO                     268     1,520        52          270       1,570    1,840
1640 South Abilene                        Aurora, CO                     368     2,085        75          371       2,157    2,528
13900 East Florida Ave                    Aurora, CO                     189     1,071        36          190       1,106    1,296
4301 South Federal Boulevard            Englewood, CO                    237     1,341        58          239       1,397    1,636
14401-14492 East 33rd Place               Aurora, CO                     445     2,519       194          453       2,705    3,158
11701 East 53rd Avenue                    Denver, CO                     416     2,355        56          422       2,405    2,827
5401 Oswego Street                        Denver, CO                     273     1,547       101          278       1,643    1,921
3811 Joliet                               Denver, CO                     735     4,166        92          746       4,247    4,993
2630 West 2nd Avenue                      Denver, CO                      53       299         4           53         303      356
2650 West 2nd Avenue                      Denver, CO                     221     1,252        26          223       1,276    1,499
14818 West 6th Avenue Bldg A              Golden, Co                     494     2,799        68          490       2,871    3,361
14828 West 6th Avenue Bldg B              Golden, Co                     519     2,942       152          523       3,090    3,613
12055 E. 49th Ave/4955 Peoria             Denver, CO                     298     1,688        73          302       1,757    2,059
4940-4950 Paris                           Denver, CO                     152       861        33          154         892    1,046

                                          ACCUMULATED
                                          DEPRECIATION    YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                            12/31/98       RENOVATED        LIVES (YEARS)
----------------                          ------------    ----------        ------------
3350 Peoria                                     41           1978               (s)
4785 Elati                                      31           1972               (s)
4770 Fox Street                                 24           1972               (s)
1550 W. Evans                                   70           1975               (s)
12401-41 East 37th Ave                          24           1980               (s)
3751-71 Revere Street                           47           1980               (s)
3871 Revere                                     65           1980               (s)
5454 Havana Street                              37           1980               (s)
5500 Havana Street                              30           1980               (s)
4570 Ivy Street                                 39           1985               (s)
5855 Stapleton Drive North                      52           1985               (s)
5885 Stapleton Drive North                      68           1985               (s)
5200-5280 North Broadway                        33           1977               (s)
5977-5995 North Broadway                        49           1978               (s)
2952-5978 North Broadway                        75           1978               (s)
6400 North Broadway                             58           1982               (s)
875 Parfer Street                               52           1975               (s)
4721 Ironton Street                             42           1969               (s)
833 Parfer Street                               35           1974               (s)
11005 West 8th Avenue                           18           1974               (s)
7100 North Broadway - 7                         41           1985               (s)
7100 North Broadway - 8                         15           1985               (s)
6804 East 48th Avenue                           46           1973               (s)
445 Bryant Street                              152           1960               (s)
East 47th Drive - A                             97           1997               (s)
Centenial Airport Business Pk.                 147           1997               (s)
9500 West 49th Street - A                       77           1997               (s)
9500 West 49th Street - B                       42           1997               (s)
9500 West 49th Street - C                      115           1997               (s)
9500 West 49th Street - D                       49           1997               (s)
8100 South Park Way - A                         99           1997               (s)
8100 South Park Way - B                         47           1984               (s)
8100 South Park Way - C                        102           1984               (s)
451-591 East 124th Avenue                       69           1979               (s)
14100 East Jewell                               72           1980               (s)
14190 East Jewell                               36           1980               (s)
608 Garrison Street                             50           1984               (s)
610 Garrison Street                             50           1984               (s)
1111 West Evans (A&C)                           42           1986               (s)
1111 West Evans (B)                              5           1986               (s)
15000 West 6th Avenue                          169           1985               (s)
14998 West 6th Avenue Bldg E                   105           1995               (s)
14998 West 6th Avenue Bldg F                    48           1995               (s)
12503 East Euclid Drive                        219           1986               (s)
6547 South Racine Circle                       148           1996               (s)
7800 East Iliff Avenue                          36           1983               (s)
2369 South Trenton Way                          53           1983               (s)
2370 South Trenton Way                          40           1983               (s)
2422 S. Trenton Way                             44           1983               (s)
2452 South Trenton Way                          76           1983               (s)
651 Topeka Way                                  28           1985               (s)
680 Atchinson Way                               28           1985               (s)
8122 South Park Lane - A                        73           1986               (s)
8122 South Park Lane - B                        34           1986               (s)
1600 South Abilene                              84           1986               (s)
1620 South Abilene                              49           1986               (s)
1640 South Abilene                              66           1986               (s)
13900 East Florida Ave                          34           1986               (s)
4301 South Federal Boulevard                    46           1997               (s)
14401-14492 East 33rd Place                     84           1979               (s)
11701 East 53rd Avenue                          75           1985               (s)
5401 Oswego Street                              53           1985               (s)
3811 Joliet                                      1           1977               (s)
2630 West 2nd Avenue                             9           1970               (s)
2650 West 2nd Avenue                            40           1970               (s)
14818 West 6th Avenue Bldg A                    95           1985               (s)
14828 West 6th Avenue Bldg B                   102           1985               (s)
12055 E. 49th Ave/4955 Peoria                   44           1984               (s)
4940-4950 Paris                                 22           1984               (s)

                                                                                          COSTS
                                                                                        CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                        SUBSEQUENT        AT CLOSE OF PERIOD
                                                                            (b)             TO                 12/31/98
                                                                        INITIAL COST    ACQUISITION    ---------------------------
                                         LOCATION            (a)      ----------------      OR               BUILDING AND
BUILDING ADDRESS                        (CITY/STATE)    ENCUMBRANCES  LAND   BUILDINGS   COMPLETION    LAND  IMPROVEMENTS    TOTAL
----------------                        -----------     ------------  ----   ---------  -----------    ----  ------------    -----
4970 Paris                               Denver, CO                    95      537          12           96        548         644
5010 Paril                               Denver, CO                    89      505          13           91        516         607
7367 South Revere Parkway              Englewood, CO                  926    5,124         158          934      5,274       6,208

DES MOINES
----------
1550 East Washington Avenue            Des Moines, IA                  610    4,251         771          623      5,009       5,632
1600 East Washington Avenue            Des Moines, IA                  209    1,557         165          221      1,710       1,931
4121 McDonald Avenue                   Des Moines, IA                  390    2,931         303          416      3,208       3,624
4141 McDonald Avenue                   Des Moines, IA                  706    5,518         647          787      6,084       6,871
4161 McDonald Avenue                   Des Moines, IA                  389    3,046         648          467      3,616       4,083
5701 NE 17th Street                    Des Moines, IA                  162      918         130          175      1,035       1,210

DETROIT
-------
12000 Merriman Road                     Livonia, MI                    453    3,651       1,417          440      5,081       5,521
238 Executive Drive                       Troy, MI                      52      173         428          100        553         653
256 Executive Drive                       Troy, MI                      44      146         409           85        514         599
301 Executive Drive                       Troy, MI                      71      293         521          133        752         885
449 Executive Drive                       Troy, MI                     125      425         836          218      1,168       1,386
501 Executive Drive                       Troy, MI                      71      236         586          129        764         893
645 Executive Drive                       Troy, MI                     184      940         360          234      1,250       1,484
451 Robbins Drive                         Troy, MI                      96      448         966          192      1,318       1,510
700 Stephenson Highway                    Troy, MI                     250      854       1,361          386      2,079       2,465
800 Stephenson Highway                    Troy, MI                     558    2,341       2,174          654      4,419       5,073
1150 Stephenson Highway                   Troy, MI                     178      966         316          200      1,260       1,460
1200 Stephenson Highway                   Troy, MI                     246    1,115         631          284      1,708       1,992
1035 Crooks Road                          Troy, MI                     114      414         544          143        929       1,072
1095 Crooks Road                          Troy, MI                     331    1,017         948          360      1,936       2,296
1416 Meijer Drive                         Troy, MI                      94      394         390          121        757         878
1624 Meijer Drive                         Troy, MI                     236    1,406         801          373      2,070       2,443
1972 Meijer Drive                         Troy, MI                     315    1,301         726          372      1,970       2,342
2112 Meijer Drive                         Troy, MI                     141      714         609          229      1,235       1,464
1621 Northwood Drive                      Troy, MI                      85      351       1,042          215      1,263       1,478
1707 Northwood Drive                      Troy, MI                      95      262       1,157          239      1,275       1,514
1749 Northwood Drive                      Troy, MI                     107      477         466          164        886       1,050
1788 Northwood Drive                      Troy, MI                      50      196         462          103        605         708
1821 Northwood Drive                      Troy, MI                     132      523         746          220      1,181       1,401
1826 Northwood Drive                      Troy, MI                      55      208         396          103        556         659
1864 Northwood Drive                      Troy, MI                      57      190         442          107        582         689
1902 Northwood Drive                      Troy, MI                     234      807       2,164          511      2,694       3,205
1921 Northwood Drive                      Troy, MI                     135      589       1,165          291      1,598       1,889
2230 Elliott Avenue                       Troy, MI                      46      174         419           95        544         639
2237 Elliott Avenue                       Troy, MI                      48      159         419           90        536         626
2277 Elliott Avenue                       Troy, MI                      48      188         438          104        570         674
2291 Elliott Avenue                       Troy, MI                      52      209         342           86        517         603
2451 Elliott Avenue                       Troy, MI                      78      319         840          164      1,073       1,237
2730 Research Drive                 Rochester Hills, MI                915    4,215         550          903      4,777       5,680
2791 Research Drive                 Rochester Hills, MI                557    2,731         296          560      3,024       3,584
2871 Research Drive                 Rochester Hills, MI                324    1,487         270          327      1,754       2,081
2911 Research Drive                 Rochester Hills, MI                505    2,136         382          504      2,519       3,023
3011 Research Drive                 Rochester Hills, MI                457    2,104         325          457      2,429       2,886
2870 Technology Drive               Rochester Hills, MI                275    1,262         235          279      1,493       1,772
2890 Technology Drive               Rochester Hills, MI                199      902         208          206      1,103       1,309
2900 Technology Drive               Rochester Hills, MI                214      977         494          219      1,466       1,685
2920 Technology Drive               Rochester Hills, MI                149      671         156          153        823         976
2930 Technology Drive               Rochester Hills, MI                131      594         383          138        970       1,108
2950 Technology Drive               Rochester Hills, MI                178      819         258          185      1,070       1,255
2960 Technology Drive               Rochester Hills, MI                281    1,277         243          283      1,518       1,801
23014 Commerce Drive                Farmington Hills, MI                39      203         125           56        311         367
23028 Commerce Drive                Farmington Hills, MI                98      507         357          125        837         962
23035 Commerce Drive                Farmington Hills, MI                71      355         179           93        512         605
23042 Commerce Drive                Farmintgon Hills, MI                67      277         330           89        585         674
23065 Commerce Drive                Farmington Hills, MI                71      408         143           93        529         622
23070 Commerce Drive                Farmington Hills, MI               112      442         660          125      1,089       1,214
23079 Commerce Drive                Farmington Hills, MI                68      301         181           79        471         550
23093 Commerce Drive                Farmington Hills, MI               211    1,024         762          295      1,702       1,997
23135 Commerce Drive                Farmington Hills, MI               146      701         229          158        918       1,076
23149 Commerce Drive                Farmington Hills, MI               266    1,005         464          274      1,461       1,735
23163 Commerce Drive                Farmington Hills, MI               111      513         243          138        729         867
23177 Commerce Drive                Farmington Hills, MI               175    1,007         515          254      1,443       1,697






                                    ACCUMULATED
                                    DEPRECIATION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                      12/31/98        RENOVATED    LIVES (YEARS)
----------------                    ------------     ----------    ------------
4970 Paris                                14           1984               (s)
5010 Paril                                13           1984               (s)
7367 South Revere Parkway                108           1997               (s)

DES MOINES
----------
1550 East Washington Avenue               717           1987               (s)
1600 East Washington Avenue               204           1987               (s)
4121 McDonald Avenue                      382           1977               (s)
4141 McDonald Avenue                      723           1976               (s)
4161 McDonald Avenue                      514           1979               (s)
5701 NE 17th Street                        38           1968               (s)

DETROIT
12000 Merriman Road                     2,707           1975               (s)
238 Executive Drive                       264           1973               (s)
256 Executive Drive                       212           1974               (s)
301 Executive Drive                       337           1974               (s)
449 Executive Drive                       530           1975               (s)
501 Executive Drive                       244           1984               (s)
645 Executive Drive                       645           1972               (s)
451 Robbins Drive                         519           1975               (s)
700 Stephenson Highway                    853           1978               (s)
800 Stephenson Highway                  1,509           1979               (s)
1150 Stephenson Highway                   457           1982               (s)
1200 Stephenson Highway                   647           1980               (s)
1035 Crooks Road                          372           1980               (s)
1095 Crooks Road                          707           1986               (s)
1416 Meijer Drive                         282           1980               (s)
1624 Meijer Drive                         791           1984               (s)
1972 Meijer Drive                         701           1985               (s)
2112 Meijer Drive                         515           1980               (s)
1621 Northwood Drive                      593           1977               (s)
1707 Northwood Drive                      483           1983               (s)
1749 Northwood Drive                      395           1977               (s)
1788 Northwood Drive                      269           1977               (s)
1821 Northwood Drive                      530           1977               (s)
1826 Northwood Drive                      245           1977               (s)
1864 Northwood Drive                      258           1977               (s)
1902 Northwood Drive                    1,229           1977               (s)
1921 Northwood Drive                      752           1977               (s)
2230 Elliott Avenue                       258           1974               (s)
2237 Elliott Avenue                       232           1974               (s)
2277 Elliott Avenue                       251           1975               (s)
2291 Elliott Avenue                       243           1974               (s)
2451 Elliott Avenue                       422           1974               (s)
2730 Research Drive                     1,678           1988               (s)
2791 Research Drive                     1,004           1991               (s)
2871 Research Drive                       581           1991               (s)
2911 Research Drive                       864           1992               (s)
3011 Research Drive                       853           1988               (s)
2870 Technology Drive                     517           1988               (s)
2890 Technology Drive                     362           1991               (s)
2900 Technology Drive                     525           1992               (s)
2920 Technology Drive                     264           1992               (s)
2930 Technology Drive                     300           1991               (s)
2950 Technology Drive                     356           1991               (s)
2960 Technology Drive                     505           1992               (s)
23014 Commerce Drive                      108           1983               (s)
23028 Commerce Drive                      292           1983               (s)
23035 Commerce Drive                      186           1983               (s)
23042 Commerce Drive                      215           1983               (s)
23065 Commerce Drive                      188           1983               (s)
23070 Commerce Drive                      354           1983               (s)
23079 Commerce Drive                      180           1983               (s)
23093 Commerce Drive                      602           1983               (s)
23135 Commerce Drive                      325           1986               (s)
23149 Commerce Drive                      537           1985               (s)
23163 Commerce Drive                      257           1986               (s)
23177 Commerce Drive                      561           1986               (s)



                                                                                                COSTS
                                                                                              CAPITALIZED    GROSS AMOUNT CARRIED
                                                                                              SUBSEQUENT      AT CLOSE OF PERIOD
                                                                                    (b)           TO               12/31/98
                                                                                 INITIAL COST ACQUISITION  -------------------------
                                             LOCATION              (a)       ---------------      OR             BUILDING AND
BUILDING ADDRESS                            (CITY/STATE)       ENCUMBRANCES  LAND  BUILDINGS  COMPLETION   LAND  IMPROVEMENTS TOTAL
----------------                            -----------        ------------  ----  ---------  ----------   ----  ------------ -----
23206 Commerce Drive                     Farmington Hills, MI                  125       531       627      137     1,146     1,283
23290 Commerce Drive                     Farmington Hills, MI                  124       707       643      210     1,264     1,474
23370 Commerce Drive                     Farmington Hills, MI                   59       233       165       66       391       457
24492 Indoplex Circle                    Farmington Hills, MI                   67       370       724      175       986     1,161
24528 Indoplex Circle                    Farmington Hills, MI                   91       536     1,082      263     1,446     1,709
31800 Plymouth Road - Building 1             Livonia, MI                     3,415    19,481     2,400    3,417    21,879    25,296
31800 Plymouth Road - Building 2             Livonia, MI                       671     3,860       389      674     4,246     4,920
31800 Plymouth Road - Building 3             Livonia, MI                       322     1,869       154      324     2,021     2,345
31800 Plymouth Road - Building 6             Livonia, MI                       557     3,207       991      560     4,195     4,755
31800 Plymouth Road - Building 7             Livonia, MI                       139       832        10      141       840       981
21477 Bridge Street                         Southfield, MI                     244     1,386       220      253     1,597     1,850
32450 N Avis Drive                       Madison Heights, MI                   281     1,590        67      286     1,652     1,938
32200 N Avis Drive                       Madison Heights, MI                   408     2,311       156      411     2,464     2,875
11813 Hubbard                                Livonia, MI                       177     1,001        42      180     1,040     1,220
11866 Hubbard                                Livonia, MI                       189     1,073        29      191     1,100     1,291
12050-12300 Hubbard  (m)                     Livonia, MI                       425     2,410       302      428     2,709     3,137
38200 Plymouth Road                          Livonia, MI                     1,215         -     4,614    1,268     4,561     5,829
38220 Plymouth Road                          Livonia, MI                       756         -     5,289      729     5,316     6,045
38300 Plymouth Road                          Livonia, MI                       729         -     4,648      857     4,520     5,377
12707 Eckles Road                       Plymouth Township, MI                  255     1,445       110      267     1,543     1,810
9300-9328 Harrison Rd                        Romulus, MI                       147       834       126      154       953     1,107
9330-9358 Harrison Rd                        Romulus, MI                        81       456        96       85       548       633
28420-28448 Highland Rd                      Romulus, MI                       143       809       132      149       935     1,084
28450-28478 Highland Rd                      Romulus, MI                        81       461       239       85       696       781
28421-28449 Highland Rd                      Romulus, MI                       109       617       196      114       808       922
28451-28479 Highland Rd                      Romulus, MI                       107       608       104      112       707       819
28825-28909 Highland Rd                      Romulus, MI                        70       395       118       73       510       583
28933-29017 Highland Rd                      Romulus, MI                       112       634       124      117       753       870
28824-28908 Highland Rd                      Romulus, MI                       134       760       195      140       949     1,089
28932-29016 Highland Rd                      Romulus, MI                       123       694       229      128       918     1,046
9710-9734 Harrison Rd                        Romulus, MI                       125       706       136      130       837       967
9740-9772 Harrison Rd                        Romulus, MI                       132       749       186      138       929     1,067
9840-9868 Harrison Rd                        Romulus, MI                       144       815       118      150       927     1,077
9800-9824 Harrison Rd                        Romulus, MI                       117       664        93      123       751       874
29265-29285 Airport Dr                       Romulus, MI                       140       794       169      147       956     1,103
29185-29225 Airport Dr                       Romulus, MI                       140       792       235      146     1,021     1,167
29149-29165 Airport Dr                       Romulus, MI                       216     1,225       260      226     1,475     1,701
29101-29115 Airport Dr                       Romulus, MI                       130       738       222      136       954     1,090
29031-29045 Airport Dr                       Romulus, MI                       124       704       102      130       800       930
29050-29062 Airport Dr                       Romulus, MI                       127       718        96      133       808       941
29120-29134 Airport Dr                       Romulus, MI                       161       912       159      168     1,064     1,232
29200-29214 Airport Dr                       Romulus, MI                       170       963       257      178     1,212     1,390
9301-9339 Middlebelt Rd                      Romulus, MI                       124       703       114      130       811       941
21405 Trolley Industrial Drive                Taylor, MI                       758     4,293       185      778     4,458     5,236
26980 Trolley Industrial Drive                Taylor, MI                       450     2,550       131      463     2,668     3,131
12050-12200 Farmington Road                  Livonia, MI                       201     1,115        21      202     1,135     1,337
33200 Capitol Avenue                         Livonia, MI                       236     1,309        82      237     1,390     1,627
32975 Capitol Avenue                         Livonia, MI                       135       748        23      136       770       906
2725 S. Industrial Highway                  Ann Arbor, MI                      660     3,654       248      661     3,901     4,562
32920 Capitol Avenue                         Livonia, MI                        76       422        11       77       432       509
32940 Capitol Avenue                         Livonia, MI                        57       314        10       57       324       381
11862 Brookfield Avenue                      Livonia, MI                        85       471        14       85       485       570
11923 Brookfield Avenue                      Livonia, MI                       120       665       351      120     1,016     1,136
11965 Brookfield Avenue                      Livonia, MI                       120       665        14      120       679       799
34005 Schoolcraft Road                       Livonia, MI                       107       592        20      107       612       719
13405 Stark Road                             Livonia, MI                        46       254        14       46       268       314
1170 Chicago Road                              Troy, MI                        249     1,380        22      250     1,401     1,651
1200 Chicago Road                              Troy, MI                        268     1,483        24      268     1,507     1,775
450 Robbins Drive                              Troy, MI                        166       920        16      167       935     1,102
556 Robbins Drive                              Troy, MI                         59       329        11       60       339       399
1230 Chicago Road                              Troy, MI                        271     1,498        23      271     1,521     1,792
12886 Westmore Avenue                        Livonia, MI                       190     1,050        32      190     1,082     1,272
12898 Westmore Avenue                        Livonia, MI                       190     1,050        15      190     1,065     1,255
33025 Industrial Road                        Livonia, MI                        80       442        16       80       458       538
2002 Stephenson Highway                        Troy, MI                        179       994        18      180     1,011     1,191
47711 Clipper Street                      Plymouth Twsp, MI                    539     2,983        30      540     3,012     3,552
32975 Industrial Road                        Livonia, MI                       160       887        38      161       924     1,085
32985 Industrial Road                        Livonia, MI                       137       761        20      138       780       918
32995 Industrial Road                        Livonia, MI                       160       887        13      161       899     1,060


                                           ACCUMULATED
                                           DEPRECIATION   YEAR BUILT/        DEPRECIABLE
BUILDING ADDRESS                             12/31/98      RENOVATED         LIVES (YEARS)
----------------                           ------------   ----------         ------------
23206 Commerce Drive                           328           1985               (s)
23290 Commerce Drive                           491           1980               (s)
23370 Commerce Drive                           145           1980               (s)
24492 Indoplex Circle                          442           1976               (s)
24528 Indoplex Circle                          699           1976               (s)
31800 Plymouth Road - Building 1             2,577          1968/89             (s)
31800 Plymouth Road - Building 2               477          1968/89             (s)
31800 Plymouth Road - Building 3               240          1968/89             (s)
31800 Plymouth Road - Building 6               511          1968/89             (s)
31800 Plymouth Road - Building 7                98          1968/89             (s)
21477 Bridge Street                            173           1986               (s)
32450 N Avis Drive                             121           1974               (s)
32200 N Avis Drive                             183           1973               (s)
11813 Hubbard                                   77           1979               (s)
11866 Hubbard                                   80           1979               (s)
12050-12300 Hubbard  (m)                       243           1981               (s)
38200 Plymouth Road                            210           1997               (s)
38220 Plymouth Road                            108           1988               (s)
38300 Plymouth Road                             98           1997               (s)
12707 Eckles Road                               93           1990               (s)
9300-9328 Harrison Rd                           52           1978               (s)
9330-9358 Harrison Rd                           28           1978               (s)
28420-28448 Highland Rd                         52           1979               (s)
28450-28478 Highland Rd                         33           1979               (s)
28421-28449 Highland Rd                         48           1980               (s)
28451-28479 Highland Rd                         38           1980               (s)
28825-28909 Highland Rd                         36           1981               (s)
28933-29017 Highland Rd                         47           1982               (s)
28824-28908 Highland Rd                         49           1982               (s)
28932-29016 Highland Rd                         56           1982               (s)
9710-9734 Harrison Rd                           61           1987               (s)
9740-9772 Harrison Rd                           69           1987               (s)
9840-9868 Harrison Rd                           52           1987               (s)
9800-9824 Harrison Rd                           39           1987               (s)
29265-29285 Airport Dr                          50           1983               (s)
29185-29225 Airport Dr                          52           1983               (s)
29149-29165 Airport Dr                          78           1984               (s)
29101-29115 Airport Dr                          58           1985               (s)
29031-29045 Airport Dr                          42           1985               (s)
29050-29062 Airport Dr                          43           1986               (s)
29120-29134 Airport Dr                          57           1986               (s)
29200-29214 Airport Dr                          62           1985               (s)
9301-9339 Middlebelt Rd                         44           1983               (s)
21405 Trolley Industrial Drive                 202           1971               (s)
26980 Trolley Industrial Drive                  88           1997               (s)
12050-12200 Farmington Road                     21           1973               (s)
33200 Capitol Avenue                            25           1977               (s)
32975 Capitol Avenue                            14           1978               (s)
2725 S. Industrial Highway                      74           1997               (s)
32920 Capitol Avenue                             8           1973               (s)
32940 Capitol Avenue                             6           1971               (s)
11862 Brookfield Avenue                          9           1972               (s)
11923 Brookfield Avenue                         22           1973               (s)
11965 Brookfield Avenue                         13           1973               (s)
34005 Schoolcraft Road                          11           1981               (s)
13405 Stark Road                                 5           1980               (s)
1170 Chicago Road                               26           1983               (s)
1200 Chicago Road                               28           1984               (s)
450 Robbins Drive                               17           1976               (s)
556 Robbins Drive                                6           1974               (s)
1230 Chicago Road                               28           1996               (s)
12886 Westmore Avenue                           20           1981               (s)
12898 Westmore Avenue                           20           1981               (s)
33025 Industrial Road                            8           1980               (s)
2002 Stephenson Highway                         19           1986               (s)
47711 Clipper Street                            56           1996               (s)
32975 Industrial Road                           18           1984               (s)
32985 Industrial Road                           14           1985               (s)
32995 Industrial Road                           17           1983               (s)



                                                                                              COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST    ACQUISITION    -------------------------
                                           LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                          (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS   TOTAL
----------------                          -----------      ------------  ----   ---------  ----------    ----  ------------   -----
12874 Westmore Avenue                     Livonia, MI                     137     761           16        138       776         914
33067 Industrial Road                     Livonia, MI                     160     887           27        161       913       1,074
1775 Bellingham                             Troy, MI                      344   1,902           23        344     1,925       2,269
1785 East Maple                             Troy, MI                       92     507           11         92       518         610
1807 East Maple                             Troy, MI                      321   1,775           22        321     1,797       2,118
9800 Chicago Road                           Troy, MI                      206   1,141           13        207     1,153       1,360
1840 Enterprise Drive                 Rochester Hills, MI                 573   3,170           26        573     3,196       3,769
1885 Enterprise Drive                 Rochester Hills, MI                 209   1,158           19        210     1,176       1,386
1935-55 Enterprise Drive              Rochester Hills, MI               1,285   7,144           20      1,287     7,162       8,449
5500 Enterprise Court                      Warren, MI                     675   3,737           44        676     3,780       4,456
5800 Enterprise Court                      Warren, MI                     202   1,117           14        202     1,131       1,333
750 Chicago Road                            Troy, MI                      323   1,790           23        324     1,812       2,136
800 Chicago Road                            Troy, MI                      283   1,567           25        284     1,591       1,875
850 Chicago Road                            Troy, MI                      183   1,016           14        184     1,029       1,213
2805 S. Industrial Highway               Ann Arbor, MI                    318   1,762           20        319     1,781       2,100
6833 Center Drive                     Sterling Heights, MI                467   2,583          179        489     2,740       3,229
22731 Newman Street                       Dearborn, MI                    542   3,001           93        543     3,093       3,636
32201 North Avis Drive                Madison Heights, MI                 345   1,911           85        347     1,994       2,341
1100 East Mandoline Road              Madison Heights, MI                 888   4,915          197        891     5,109       6,000
30081 Stephenson Highway              Madison Heights, MI                 271   1,499          333        272     1,831       2,103
1120 John A. Papalas Drive (n)          Lincoln Park, MI                  586   3,241          198        588     3,437       4,025
36555 Ecorse                              Romulus, MI                     600       -        8,788        685     8,703       9,388
6340 Middlebelt                           Romulus, MI                     673       -        3,420        833     3,260       4,093

GRAND RAPIDS
------------
2 84th Street SW                        Grand Rapids, MI                  117     685          295        117       980       1,097
100 84th Street SW                      Grand Rapids, MI                  255   1,477          150        255     1,627       1,882
511 76th Street SW                      Grand Rapids, MI                  758   4,355          206        758     4,561       5,319
553 76th Street SW                      Grand Rapids, MI                   32     191          242         32       433         465
555 76th Street SW                      Grand Rapids, MI                  776   4,458           97        776     4,555       5,331
2925 Remico Avenue SW                   Grand Rapids, MI                  281   1,617           21        281     1,638       1,919
2935 Walkent Court NW                   Grand Rapids, MI                  285   1,663          202        285     1,865       2,150
3300 Kraft Avenue SE                    Grand Rapids, MI                  838   4,810          220        838     5,030       5,868
3366 Kraft Avenue SE                    Grand Rapids, MI                  833   4,780          625        833     5,405       6,238
4939 Starr Avenue                       Grand Rapids, MI                  117     681           29        117       710         827
5001 Kendrick Court SE                  Grand Rapids, MI                  210   1,221          117        210     1,338       1,548
5050 Kendrick Court SE                  Grand Rapids, MI                1,721  11,433        4,569      1,721    16,002      17,723
5015 52nd Street SE                     Grand Rapids, MI                  234   1,321           35        234     1,356       1,590
5025 28th Street                        Grand Rapids, MI                   77     488           17         77       505         582
5079 33rd Street SE                     Grand Rapids, MI                  525   3,018          154        525     3,172       3,697
5333 33rd Street SE                     Grand Rapids, MI                  480   2,761           82        480     2,843       3,323
5130 Patterson Avenue SE                Grand Rapids, MI                  137     793           21        137       814         951
3395 Kraft Avenue                       Grand Rapids, MI                  214   1,212           73        220     1,279       1,499
3427 Kraft Avenue                       Grand Rapids, MI                  157     892           56        162       943       1,105
4412 Coloma Road                           Coloma, MI                   1,391   7,700          715      1,465     8,341       9,806

HARTFORD
--------
20 Utopia Road                           Manchester, CT                   113     703           71        114       773         887
50 Utopia Road                           Manchester, CT                   193   1,188           14        194     1,201       1,395
171 Utopia Road                          Manchester, CT                   174   1,076           13        176     1,087       1,263
135 Sheldon road                         Manchester, CT                   247   1,488           89        248     1,576       1,824
169 Progress Road                        Manchester, CT                   339   2,056           20        341     2,074       2,415
227 Progress Drive                       Manchester, CT                    81     493            7         82       499         581
249 Progress Drive                       Manchester, CT                    89     562            8         90       569         659
428 Hayden Station Road                   Windsor, CT                     167   1,003           59        168     1,061       1,229
430 Hayden Station Road                   Windsor, CT                     238   1,415           13        239     1,427       1,666
436 Hayden Station Road                   Windsor, CT                     285   1,699           15        286     1,713       1,999
460 Hayden Station Road                   Windsor, CT                     212   1,264           (6)       211     1,259       1,470
345 MacCausland Court                     Cheshire, CT                    866       -        4,869      1,087     4,648       5,735

HOUSTON
-------
2102-2314 Edwards Street                  Houston, TX                     348   1,973           96        359     2,058       2,417
4545 Eastpark Drive                       Houston, TX                     235   1,331           56        240     1,382       1,622
3351 Ranch St                             Houston, TX                     272   1,541           84        278     1,619       1,897
3851 Yale St                              Houston, TX                     413   2,343          141        425     2,472       2,897
3337-3347 Ranch Street                    Houston, TX                     227   1,287           47        233     1,328       1,561
8505 N Loop East                          Houston, TX                     439   2,489          123        449     2,602       3,051
4749-4799 Eastpark Dr                     Houston, TX                     594   3,368          131        611     3,482       4,093
4851 Homestead Road                       Houston, TX                     491   2,782          147        504     2,916       3,420

                                           ACCUMULATED
                                           DEPRECIATION     YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                             12/31/98        RENOVATED      LIVES (YEARS)
----------------                           ------------     ----------      ------------
12874 Westmore Avenue                           14            1984               (s)
33067 Industrial Road                           17            1984               (s)
1775 Bellingham                                 36            1987               (s)
1785 East Maple                                 10            1985               (s)
1807 East Maple                                 34            1984               (s)
9800 Chicago Road                               22            1985               (s)
1840 Enterprise Drive                           60            1990               (s)
1885 Enterprise Drive                           22            1990               (s)
1935-55 Enterprise Drive                       134            1990               (s)
5500 Enterprise Court                           71            1989               (s)
5800 Enterprise Court                           21            1987               (s)
750 Chicago Road                                34            1986               (s)
800 Chicago Road                                30            1985               (s)
850 Chicago Road                                19            1984               (s)
2805 S. Industrial Highway                      33            1990               (s)
6833 Center Drive                               57            1998               (s)
22731 Newman Street                             64            1985               (s)
32201 North Avis Drive                          41            1974               (s)
1100 East Mandoline Road                       105            1967               (s)
30081 Stephenson Highway                        33            1967               (s)
1120 John A. Papalas Drive (n)                  70            1985               (s)
36555 Ecorse                                   103            1998               (s)
6340 Middlebelt                                 40            1998               (s)

GRAND RAPIDS
------------
2 84th Street SW                               133            1986               (s)
100 84th Street SW                             204            1979               (s)
511 76th Street SW                             581            1986               (s)
553 76th Street SW                              56            1985               (s)
555 76th Street SW                             528            1987               (s)
2925 Remico Avenue SW                          184            1988               (s)
2935 Walkent Court NW                          203            1991               (s)
3300 Kraft Avenue SE                           664            1987               (s)
3366 Kraft Avenue SE                           798            1987               (s)
4939 Starr Avenue                               94            1985               (s)
5001 Kendrick Court SE                         153            1983               (s)
5050 Kendrick Court SE                       1,709            1988               (s)
5015 52nd Street SE                            152            1987               (s)
5025 28th Street                                99            1967               (s)
5079 33rd Street SE                            349            1990               (s)
5333 33rd Street SE                            356            1991               (s)
5130 Patterson Avenue SE                       100            1987               (s)
3395 Kraft Avenue                               26            1985               (s)
3427 Kraft Avenue                               19            1985               (s)
4412 Coloma Road                               172            1967               (s)

HARTFORD
--------
20 Utopia Road                                  14            1989               (s)
50 Utopia Road                                  22            1987               (s)
171 Utopia Road                                 20            1987               (s)
135 Sheldon road                                33            1987               (s)
169 Progress Road                               38            1987               (s)
227 Progress Drive                               9            1986               (s)
249 Progress Drive                              11            1985               (s)
428 Hayden Station Road                         20            1988               (s)
430 Hayden Station Road                         27            1987               (s)
436 Hayden Station Road                         32            1988               (s)
460 Hayden Station Road                         24            1985               (s)
345 MacCausland Court                           52            1998               (s)

HOUSTON
-------
2102-2314 Edwards Street                        55            1961               (s)
4545 Eastpark Drive                             37            1972               (s)
3351 Ranch St                                   43            1970               (s)
3851 Yale St                                    66            1971               (s)
3337-3347 Ranch Street                          36            1970               (s)
8505 N Loop East                                69            1981               (s)
4749-4799 Eastpark Dr                           94            1979               (s)
4851 Homestead Road                             79            1973               (s)

                                                                                              COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST    ACQUISITION    -------------------------
                                           LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                          (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS   TOTAL
----------------                          -----------      ------------  ----   ---------  ----------    ----  ------------   -----
3365-3385 Ranch Street                    Houston, TX                      284     1,611           48      290        1,653    1,943
5050 Campbell Road                        Houston, TX                      461     2,610           96      470        2,697    3,167
4300 Pine Timbers                         Houston, TX                      489     2,769          130      499        2,889    3,388
10600 Hampstead                           Houston, TX                      105       597           40      109          633      742
2300 Fairway Park Dr                      Houston, TX                       86       488           31       89          516      605
7969 Blakenship                           Houston, TX                      174       987           42      179        1,024    1,203
8001 Kempwood                             Houston, TX                       98       558           30      101          585      686
7901 Blankenship                          Houston, TX                      136       772           41      140          809      949
2500-2530 Fairway Park Drive              Houston, TX                      766     4,342          236      792        4,552    5,344
6550 Longpointe                           Houston, TX                      362     2,050           98      370        2,140    2,510
1815 Turning Basin Dr                     Houston, TX                      487     2,761          357      531        3,074    3,605
1819 Turning Basin Dr                     Houston, TX                      231     1,308          157      251        1,445    1,696
4545 Mossford Dr                          Houston, TX                      237     1,342           62      245        1,396    1,641
1805 Turning Basin Drive                  Houston, TX                      564     3,197          429      616        3,574    4,190
7000 Empire Drive                         Houston, TX            (h)       450     2,552          454      454        3,002    3,456
9777 West Gulfbank Drive                  Houston, TX            (h)     1,217     6,899          358    1,226        7,248    8,474

INDIANAPOLIS
------------
2400 North Shadeland                    Indianapolis, IN                   142       802           52      149          847      996
2402 North Shadeland                    Indianapolis, IN                   466     2,640          251      490        2,867    3,357
7901 West 21st Street                   Indianapolis, IN                 1,063     6,027          238    1,079        6,249    7,328
1445 Brookville Way                     Indianapolis, IN         (c)       459     2,603          319      476        2,905    3,381
1440 Brookville Way                     Indianapolis, IN         (c)       665     3,770          282      685        4,032    4,717
1240 Brookville Way                     Indianapolis, IN         (c)       247     1,402          218      258        1,609    1,867
1220 Brookville Way                     Indianapolis, IN         (c)       223        40           32      226           69      295
1345 Brookville Way                     Indianapolis, IN         (d)       586     3,321          325      601        3,631    4,232
1350 Brookville Way                     Indianapolis, IN         (c)       205     1,161           80      211        1,235    1,446
1315 Sadlier Circle E Dr                Indianapolis, IN         (d)        57       322           48       61          366      427
1341 Sadlier Circle E Dr                Indianapolis, IN         (d)       131       743           53      136          791      927
1322-1438 Sadlier Circle E Dr           Indianapolis, IN         (d)       145       822          114      152          929    1,081
1327-1441 Sadlier Circle E Dr           Indianapolis, IN         (d)       218     1,234          101      225        1,328    1,553
1304 Sadlier Circle E Dr                Indianapolis, IN         (d)        71       405           78       75          479      554
1402 Sadlier Circle E Dr                Indianapolis, IN         (d)       165       934           84      171        1,012    1,183
1504 Sadlier Circle E Dr                Indianapolis, IN         (d)       219     1,238           74      226        1,305    1,531
1311 Sadlier Circle E Dr                Indianapolis, IN         (d)        54       304           84       57          385      442
1365 Sadlier Circle E Dr                Indianapolis, IN         (d)       121       688          100      126          783      909
1352-1354 Sadlier Circle E Dr           Indianapolis, IN         (d)       178     1,008          126      184        1,128    1,312
1335 Sadlier Circle E Dr                Indianapolis, IN         (d)        81       460           57       85          513      598
1327 Sadlier Circle E Dr                Indianapolis, IN         (d)        52       295           25       55          317      372
1425 Sadlier Circle E Dr                Indianapolis, IN         (d)        21       117           24       23          139      162
1230 Brookville Way                     Indianapolis, IN         (c)       103       586           51      109          631      740
6951 E 30th St                          Indianapolis, IN                   256     1,449           95      265        1,535    1,800
6701 E 30th St                          Indianapolis, IN                    78       443           40       82          479      561
6737 E 30th St                          Indianapolis, IN                   385     2,181          147      398        2,315    2,713
1225 Brookville Way                     Indianapolis, IN                    60         -          397       68          389      457
6555 E 30th St                          Indianapolis, IN                   840     4,760          833      484        5,949    6,433
2432-2436 Shadeland                     Indianapolis, IN                   212     1,199          182      230        1,363    1,593
8402-8440 E 33rd St                     Indianapolis, IN                   222     1,260          146      230        1,398    1,628
8520-8630 E 33rd St                     Indianapolis, IN                   326     1,848          300      336        2,138    2,474
8710-8768 E 33rd St                     Indianapolis, IN                   175       993           94      187        1,075    1,262
3316-3346 N. Pagosa Court               Indianapolis, IN                   325     1,842          248      335        2,080    2,415
3331 Raton Court                        Indianapolis, IN                   138       802           43      144          839      983
6751 E 30th St                          Indianapolis, IN                   728     2,837          142      741        2,966    3,707

LONG ISLAND
-----------
1140 Motor Parkway                        Hauppauge, NY                  1,034     5,861          146    1,039        6,002    7,041
10 Edison Street                         Amityville, NY                    183     1,036           59      185        1,093    1,278
120 Secatogue Ave                        Farmingdale, NY                   375     2,123           59      377        2,180    2,557
100 Lauman Lane                          Hicksville, NY                    216     1,226           88      218        1,312    1,530
200 Finn Court                           Farmingdale, NY                   619     3,506          120      622        3,623    4,245
243 Dixon Avenue                         Amityville, NY                     93       527           50       95          575      670
717 Broadway Avenue                       Holbrook, NY                     790     4,474           67      794        4,537    5,331
725 Broadway                              Holbrook, NY                     643     3,644          167      647        3,807    4,454
270 Duffy Avenue                         Hicksville, NY                  1,305     7,393          219    1,309        7,608    8,917
280 Duffy Avenue                         Hicksville, NY                    478     2,707           25      480        2,730    3,210
575 Underhill Boulevard                   Syosset, NY                    2,714    15,382          320    2,724       15,692   18,416
5 Sidney Court                          Lindenhurst, NY                    148       840           49      150          887    1,037
7 Sidney Court                          Lindenhurst, NY                    172       975           32      174        1,005    1,179
450 Commack Road                         Deer Park, NY                     304     1,720           54      306        1,772    2,078


                                           ACCUMULATED
                                           DEPRECIATION     YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                             12/31/98        RENOVATED      LIVES (YEARS)
----------------                           ------------     ----------      ------------
3365-3385 Ranch Street                          45             1970            (s)
5050 Campbell Road                              73             1970            (s)
4300 Pine Timbers                               79             1980            (s)
10600 Hampstead                                 17             1974            (s)
2300 Fairway Park Dr                            14             1974            (s)
7969 Blakenship                                 28             1972            (s)
8001 Kempwood                                   16             1972            (s)
7901 Blankenship                                22             1972            (s)
2500-2530 Fairway Park Drive                   132             1974            (s)
6550 Longpointe                                 58             1980            (s)
1815 Turning Basin Dr                           82             1980            (s)
1819 Turning Basin Dr                           39             1980            (s)
4545 Mossford Dr                                38             1975            (s)
1805 Turning Basin Drive                        96             1980            (s)
7000 Empire Drive                               75             1980            (s)
9777 West Gulfbank Drive                       212             1980            (s)

INDIANAPOLIS
------------
2400 North Shadeland                            32             1970            (s)
2402 North Shadeland                           112             1970            (s)
7901 West 21st Street                          204             1985            (s)
1445 Brookville Way                            222             1989            (s)
1440 Brookville Way                            282             1990            (s)
1240 Brookville Way                            147             1990            (s)
1220 Brookville Way                              5             1990            (s)
1345 Brookville Way                            261             1992            (s)
1350 Brookville Way                             87             1994            (s)
1315 Sadlier Circle E Dr                        26           1970/1992         (s)
1341 Sadlier Circle E Dr                        56           1971/1992         (s)
1322-1438 Sadlier Circle E Dr                   75           1971/1992         (s)
1327-1441 Sadlier Circle E Dr                  103             1992            (s)
1304 Sadlier Circle E Dr                        35           1971/1992         (s)
1402 Sadlier Circle E Dr                        72           1970/1992         (s)
1504 Sadlier Circle E Dr                        92           1971/1992         (s)
1311 Sadlier Circle E Dr                        45           1971/1992         (s)
1365 Sadlier Circle E Dr                        52           1971/1992         (s)
1352-1354 Sadlier Circle E Dr                   85           1970/1992         (s)
1335 Sadlier Circle E Dr                        36           1971/1992         (s)
1327 Sadlier Circle E Dr                        22           1971/1992         (s)
1425 Sadlier Circle E Dr                        10           1971/1992         (s)
1230 Brookville Way                             44             1995            (s)
6951 E 30th St                                 109             1995            (s)
6701 E 30th St                                  34             1992            (s)
6737 E 30th St                                 169             1995            (s)
1225 Brookville Way                             14             1997            (s)
6555 E 30th St                                 460           1969/1981         (s)
2432-2436 Shadeland                             84             1968            (s)
8402-8440 E 33rd St                             78             1977            (s)
8520-8630 E 33rd St                            129             1976            (s)
8710-8768 E 33rd St                             64             1979            (s)
3316-3346 N. Pagosa Court                      119             1977            (s)
3331 Raton Court                                49             1979            (s)
6751 E 30th St                                  89             1997            (s)

LONG ISLAND
-----------
1140 Motor Parkway                             300             1978            (s)
10 Edison Street                                54             1971            (s)
120 Secatogue Ave                              109             1957            (s)
100 Lauman Lane                                 67             1968            (s)
200 Finn Court                                 181             1965            (s)
243 Dixon Avenue                                28             1978            (s)
717 Broadway Avenue                            228             1967            (s)
725 Broadway                                   190             1967            (s)
270 Duffy Avenue                               391             1956            (s)
280 Duffy Avenue                               137             1956            (s)
575 Underhill Boulevard                        782             1967            (s)
5 Sidney Court                                  44             1962            (s)
7 Sidney Court                                  50             1964            (s)
450 Commack Road                                89             1964            (s)

                                                                                              COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST    ACQUISITION    -------------------------
                                           LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                          (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS   TOTAL
----------------                          -----------      ------------  ----   ---------  ----------    ----  ------------   -----
99 Layfayette Drive                        Syosset, NY                   1,607      9,106         144   1,612       9,245     10,857
65 East Bethpage Road                     Plainview, NY                    198      1,122          54     199       1,175      1,374
171 Milbar Boulevard                     Farmingdale, NY                   454      2,574         111     457       2,682      3,139
95 Horseblock Road                         Yaphank, NY                   1,313      7,439         326   1,318       7,760      9,078
151-171 East 2nd Street                   Huntington, NY                   497      2,815          89     499       2,902      3,401
171-175 East 2nd Street                   Huntington, NY                   493      2,792          68     495       2,858      3,353
35 Bloomingdale Road                      Hicksville, NY                   190      1,076          86     192       1,160      1,352
15-39 Tec Street                          Hicksville, NY                   164        930          48     166         976      1,142
100 Tec Street                            Hicksville, NY                   237      1,340          69     238       1,408      1,646
51-89 Tec Street                          Hicksville, NY                   207      1,171          42     208       1,212      1,420
502 Old Country Road                      Hicksville, NY                    95        536          16      96         551        647
80-98 Tec Street                          Hicksville, NY                   123        700          26     125         724        849
201-233 Park Avenue                       Hicksville, NY                   349      1,979          92     351       2,069      2,420
6851 Jericho Turnpike                      Syosset, NY                   1,570      8,896         465   1,576       9,355     10,931
One Fairchild Court                       Plainview, NY                    315      1,786          68     318       1,851      2,169
79 Express Street                         Plainview, NY                    417      2,363         122     420       2,482      2,902
92 Central Avenue                        Farmingdale, NY                   837      4,745          78     841       4,819      5,660
160 Engineer Drive                        Hicksville, NY                   148        836          38     149         873      1,022
260 Engineers Drive                       Hicksville, NY                   264      1,494          81     266       1,573      1,839
87-119 Engineers Dr (m)                   Hicksville, NY                   181      1,023          51     183       1,072      1,255
950-970 South Broadway                    Hicksville, NY                   250      1,418         177     252       1,593      1,845
290 Duffy Avenue                          Hicksville, NY        (e)        383      2,171         262     385       2,431      2,816
185 Price Parkway                        Farmingdale, NY                   611      3,464          52     615       3,512      4,127
62 Alpha Plaza                            Hicksville, NY                   155        877          53     159         926      1,085
90 Alpha Plaza                            Hicksville, NY                   127        717          55     130         769        899
325 Duffy Avenue                          Hicksville, NY                   480      2,720          81     488       2,793      3,281
600 West John Street                      Hicksville, NY                   488      2,763       4,396     496       7,151      7,647
939 Motor Parkway                         Hauppauge, NY                    105        596          93     112         682        794
2070 5th Avenue                           Ronkonkoma, NY                   383      2,171          15     384       2,185      2,569
200 13th Avenue                           Ronkonkoma, NY                   313      1,776          48     318       1,819      2,137
100 13th Avenue                           Ronkonkoma, NY                   348      1,973          36     352       2,005      2,357
1 Comac Loop                              Ronkonkoma, NY                   348      1,973          43     352       2,012      2,364
80 13th Avenue                            Ronkonkoma, NY                   418      2,368          73     423       2,436      2,859
90 13th Avenue                            Ronkonkoma, NY                   383      2,171          56     389       2,221      2,610
33 Comac Loop                             Ronkonkoma, NY                   383      2,171          78     388       2,244      2,632
101-125 Comac Streer                      Ronkonkoma, NY                   905      5,131          75     914       5,197      6,111
999 Stewart Avenue                       Garden City, NY                   293      1,658         124     305       1,770      2,075
360 Smith Street                         Farmingdale, NY                   334      1,851         207     342       2,050      2,392
700 Dibblee Drive                        Garden City, NY                 2,219     12,282         135   2,227      12,409     14,636
49 Mall Drive                             Hauppauge, NY                    343      5,220         955     989       5,529      6,518
275 Marcus Blvd                           Hauppauge, NY                    349      1,934         123     365       2,041      2,406

Milwaukee
---------
N25 W23050 Paul Road                       Pewaukee, WI                    474      2,723          12     474       2,735      3,209
N25 W23255 Paul Road                   Waukesha County, WI                 571      3,270           1     571       3,271      3,842
N27 W23293 Roundy Drive                Waukesha County, WI                 412      2,837           1     412       2,838      3,250
6523 N. Sydney Place                      Milwaukee, WI                    172        976         140     176       1,112      1,288
8800 W Bradley                            Milwaukee, WI                    375      2,125         134     388       2,246      2,634
1435 North 113th St                       Wauwatosa, WI                    300      1,699         366     310       2,055      2,365
11217-43 W. Becher St                     West Allis, WI                   148        841         118     155         952      1,107
2152 S 114th Street                       West Allis, WI                   326      1,846          97     339       1,930      2,269
4560 N. 124th Street                      Wauwatosa, WI                    118        667          84     129         740        869
12221 W. Feerick Street                   Wauwatosa, WI                    210      1,190          81     221       1,260      1,481

Minneapolis
-----------
6507-6545 Cecilia Circle                 Bloomington, MN                   357      1,320         525     386       1,816      2,202
7830-7848 12th Avenue South              Bloomington, MN                   376      1,346         251     381       1,592      1,973
1275 Corporate Center Drive                 Eagan, MN                       80        357          52      93         396        489
1279 Corporate Center Drive                 Eagan, MN                      105        357          90     109         443        552
2815 Eagandale Boulevard                    Eagan, MN                       80        357         172      97         512        609
6201 West 111th Street                   Bloomington, MN                 1,358      8,622       3,761   1,499      12,242     13,741
6403-6545 Cecilia Drive                  Bloomington, MN                   366      1,363         529     395       1,863      2,258
6925-6943 Washington Avenue                 Edina, MN                      117        504         705     237       1,089      1,326
6955-6973 Washington Avenue                 Edina, MN                      117        486         410     207         806      1,013
7251-7279 Washington Avenue                 Edina, MN                      129        382         431     182         760        942
7301-7329 Washington Avenue                 Edina, MN                      174        391         496     193         868      1,061
7101 Winnetka Avenue North              Brooklyn Park, MN                2,195      6,084       2,147   2,228       8,198     10,426
7600 Golden Triangle Drive              Eden Prairie, MN                   566      1,394       1,307     615       2,652      3,267
7850-7890 12th Avenue South              Bloomington, MN                   347      1,242         275     358       1,506      1,864

                                           ACCUMULATED
                                           DEPRECIATION     YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                             12/31/98        RENOVATED      LIVES (YEARS)
----------------                           ------------     ----------      ------------
99 Layfayette Drive                              475           1964             (s)
65 East Bethpage Road                             62           1960             (s)
171 Milbar Boulevard                             137           1961             (s)
95 Horseblock Road                               388           1971             (s)
151-171 East 2nd Street                          145           1968             (s)
171-175 East 2nd Street                          144           1969             (s)
35 Bloomingdale Road                              63           1962             (s)
15-39 Tec Street                                  57           1965             (s)
100 Tec Street                                    70           1965             (s)
51-89 Tec Street                                  69           1965             (s)
502 Old Country Road                              27           1965             (s)
80-98 Tec Street                                  36           1965             (s)
201-233 Park Avenue                              106           1962             (s)
6851 Jericho Turnpike                            491           1969             (s)
One Fairchild Court                               95           1959             (s)
79 Express Street                                127           1972             (s)
92 Central Avenue                                240           1961             (s)
160 Engineer Drive                                43           1966             (s)
260 Engineers Drive                               81           1966             (s)
87-119 Engineers Dr (m)                           58           1966             (s)
950-970 South Broadway                            94           1966             (s)
290 Duffy Avenue                                 133           1974             (s)
185 Price Parkway                                176           1969             (s)
62 Alpha Plaza                                    29           1968             (s)
90 Alpha Plaza                                    24           1969             (s)
325 Duffy Avenue                                  75           1970             (s)
600 West John Street                             107           1955             (s)
939 Motor Parkway                                 18           1977             (s)
2070 5th Avenue                                   59           1975             (s)
200 13th Avenue                                   50           1979             (s)
100 13th Avenue                                   54           1979             (s)
1 Comac Loop                                      55           1980             (s)
80 13th Avenue                                    66           1983             (s)
90 13th Avenue                                    60           1982             (s)
33 Comac Loop                                     61           1983             (s)
101-125 Comac Streer                             140           1985             (s)
999 Stewart Avenue                                36           1955             (s)
360 Smith Street                                  40           1965             (s)
700 Dibblee Drive                                231           1965             (s)
49 Mall Drive                                    103           1986             (s)
275 Marcus Blvd                                   13           1985             (s)

Milwaukee
---------
N25 W23050 Paul Road                             306           1989             (s)
N25 W23255 Paul Road                             367           1987             (s)
N27 W23293 Roundy Drive                          317           1989             (s)
6523 N. Sydney Place                              85           1978             (s)
8800 W Bradley                                   144           1982             (s)
1435 North 113th St                              111           1993             (s)
11217-43 W. Becher St                             42           1979             (s)
2152 S 114th Street                               76           1980             (s)
4560 N. 124th Street                              29           1976             (s)
12221 W. Feerick Street                           47           1971             (s)

Minneapolis
-----------
6507-6545 Cecilia Circle                         739           1981             (s)
7830-7848 12th Avenue South                      751           1978             (s)
1275 Corporate Center Drive                      139           1990             (s)
1279 Corporate Center Drive                      162           1990             (s)
2815 Eagandale Boulevard                         168           1990             (s)
6201 West 111th Street                         2,308           1987             (s)
6403-6545 Cecilia Drive                          791           1980             (s)
6925-6943 Washington Avenue                      564           1972             (s)
6955-6973 Washington Avenue                      501           1972             (s)
7251-7279 Washington Avenue                      459           1972             (s)
7301-7329 Washington Avenue                      730           1972             (s)
7101 Winnetka Avenue North                     3,088           1990             (s)
7600 Golden Triangle Drive                     1,080           1989             (s)
7850-7890 12th Avenue South                      743           1978             (s)

                                                                                             COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST     ACQUISITION    ------------------------
                                             LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                            (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS TOTAL
----------------                            -----------      ------------  ----   ---------  ----------    ----  ------------ -----
7900 Main Street Northeast                   Fridley, MN                    480    1,604          626       497      2,213    2,710
7901 Beech Street Northeast                  Fridley, MN                    405    1,554          621       428      2,152    2,580
9901 West 74th Street                      Eden Prairie, MN                 621    3,289        2,018       639      5,289    5,928
10175-10205 Crosstown Circle               Eden Prairie, MN                 132      686          108       174        752      926
11201 Hampshire Avenue South               Bloomington, MN                  495    1,035          854       501      1,883    2,384
12220-12222 Nicollet Avenue                 Burnsville, MN                  105      425           47       114        463      577
12250-12268 Nicollet Avenue                 Burnsville, MN                  260    1,054           96       284      1,126    1,410
12224-12226 Nicollet Avenue                 Burnsville, MN                  190      770          102       207        855    1,062
305 2nd Street Northwest                   Minneapolis, MN                  460    2,744           41       460      2,785    3,245
953 Westgate Drive                         Minneapolis, MN                  193    1,178            2       193      1,180    1,373
980 Lone Oak Road                          Minneapolis, MN                  683    4,103          388       683      4,491    5,174
990 Lone Oak Road                          Minneapolis, MN                  883    5,575          129       883      5,704    6,587
1030 Lone Oak Road                         Minneapolis, MN                  456    2,703           64       456      2,767    3,223
1060 Lone Oak Road                         Minneapolis, MN                  624    3,700          142       624      3,842    4,466
5400 Nathan Lane                           Minneapolis, MN                  749    4,461           44       749      4,505    5,254
6464 Sycamore Court                        Minneapolis, MN                  457    2,730          103       457      2,833    3,290
6701 Parkway Circle                      Brooklyn Center, MN                350    2,131          344       377      2,448    2,825
6601 Shingle Creek Parkway               Brooklyn Center, MN                411    2,813          520       502      3,242    3,744
10120 W 76th Street                        Eden Prairie, MN                 315    1,804          145       315      1,949    2,264
7615 Golden Triangle                       Eden Prairie, MN                 268    1,532          346       268      1,878    2,146
7625 Golden Triangle                       Eden Prairie, MN                 415    2,375          257       415      2,632    3,047
2605 Fernbrook Lane North                    Plymouth, MN                   443    2,533          365       445      2,896    3,341
12155 Nicollet Ave.                         Burnsville, MN                  286        -        1,678       288      1,676    1,964
73rd Avenue North                         Brooklyn Park, MN                 504    2,856           73       512      2,921    3,433
1905 W Country Road C                       Roseville, MN                   402    2,278           65       409      2,336    2,745
2720 Arthur Street                          Roseville, MN                   824    4,671           78       832      4,741    5,573
10205 51st Avenue North                      Plymouth, MN                   180    1,020           70       187      1,083    1,270
4100 Peavey Road                              Chaska, MN                    399    2,261          443       415      2,688    3,103
11300 Hamshire Ave South                   Bloomington, MN                  527    2,985          250       541      3,221    3,762
375 Rivertown Drive                          Woodbury, MN                 1,083    6,135        2,668     1,503      8,383    9,886
5205 Highway 169                             Plymouth, MN                   446    2,525          777       739      3,009    3,748
6451-6595 Citywest Parkway                 Eden Prairie, MN                 525    2,975          310       538      3,272    3,810
7100-7190 Shady Oak Rd (n)                 Eden Prairie, MN               1,118    6,333          485     1,149      6,787    7,936
7500-7546 Washington Square                Eden Prairie, MN                 229    1,300           50       235      1,344    1,579
7550-7588 Washington Square                Eden Prairie, MN                 153      867           39       157        902    1,059
5240-5300 Valley Industrial Blvd S         Eden Prairie, MN                 362    2,049          142       371      2,182    2,553
1565 First Avenue NW                       New Brighton, MN                 485    2,750          173       496      2,912    3,408
7125 Northland Terrace                    Brooklyn Park, MN                 660    3,740          724       767      4,357    5,124
6900 Shady Oak Road                        Eden Prairie, MN                 310    1,756          219       340      1,945    2,285
6477-6525 City West Parkway                Eden Prairie, MN                 810    4,590          122       819      4,703    5,522
500-530 Kasota Avenue SE                   Minneapolis, MN                  415    2,354          122       429      2,462    2,891
770-786 Kasota Avenue SE                   Minneapolis, MN                  333    1,888          100       344      1,977    2,321
800 Kasota Avenue SE                       Minneapolis, MN                  524    2,971          501       592      3,404    3,996
2530-2570 Kasota Avenue                      St. Paul, MN                   407    2,308          178       424      2,469    2,893

NASHVILLE
---------
417 Harding Industrial Drive                Nashville, TN                   653    4,583        1,035       763      5,508    6,271
520 Harding Industrial Drive (m)            Nashville, TN                   645    3,382        3,532     1,052      6,507    7,559
3099 Barry Drive                             Portland, TN                   418    2,368           60       424      2,422    2,846
3150 Barry Drive                             Portland, TN                   941    5,333          331       987      5,618    6,605
5599 Highway 31 West                         Portland, TN                   564    3,196           65       571      3,254    3,825
1650 Elm Hill Pike                          Nashville, TN                   329    1,867           64       331      1,929    2,260
1821 Air Lane Drive                         Nashville, TN                   151      858           (1)      151        857    1,008
1102 Appleton Drive                         Nashville, TN                   154      873            1       154        874    1,028
1920 Air Lane Drive                         Nashville, TN                   250    1,415           22       251      1,436    1,687
1931 Air Lane Drive                         Nashville, TN                   491    2,785          110       495      2,891    3,386
470 Metroplex Drive (m)                     Nashville, TN                   619    3,507           40       624      3,542    4,166
1150 Antiock Pike                           Nashville, TN                   667    3,748           44       668      3,791    4,459

NORTHERN NEW JERSEY
-------------------
116 Lehigh Drive                            Fairfield, NJ                   851    4,823           49       855      4,868    5,723
60 Ethel Road West                          Piscataway, NJ                  252    1,426          139       264      1,553    1,817
70 Ethel Road West                          Piscataway, NJ                  431    2,443          147       451      2,570    3,021
105 Neptune Boulevard                        Neptune, NJ                    245    1,386           71       255      1,447    1,702
140 Hanover Avenue                           Hanover, NJ                    457    2,588          348       475      2,918    3,393
601-629 Montrose Avenue                  South Plainfield, NJ               487    2,762          197       512      2,934    3,446
3 Marlen                                     Hamilton, NJ                    71      404           32        74        433      507
5 Marlen                                     Hamilton, NJ                   116      655           41       121        691      812
7 Marlen                                     Hamilton, NJ                   128      728           54       136        774      910


                                     ACCUMULATED
                                     DEPRECIATION     YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                       12/31/98        RENOVATED        LIVES (YEARS)
----------------                     ------------     ----------        ------------
7900 Main Street Northeast              1,169            1973               (s)
7901 Beech Street Northeast               913            1975               (s)
9901 West 74th Street                   1,165           1983/88             (s)
10175-10205 Crosstown Circle              316            1980               (s)
11201 Hampshire Avenue South              793            1986               (s)
12220-12222 Nicollet Avenue               171           1989/90             (s)
12250-12268 Nicollet Avenue               442           1989/90             (s)
12224-12226 Nicollet Avenue               325           1989/90             (s)
305 2nd Street Northwest                  337            1991               (s)
953 Westgate Drive                        135            1991               (s)
980 Lone Oak Road                         660            1992               (s)
990 Lone Oak Road                         959            1989               (s)
1030 Lone Oak Road                        339            1988               (s)
1060 Lone Oak Road                        515            1988               (s)
5400 Nathan Lane                          520            1990               (s)
6464 Sycamore Court                       358            1990               (s)
6701 Parkway Circle                       301            1987               (s)
6601 Shingle Creek Parkway                431            1985               (s)
10120 W 76th Street                       195            1987               (s)
7615 Golden Triangle                      380            1987               (s)
7625 Golden Triangle                      303            1987               (s)
2605 Fernbrook Lane North                 371            1987               (s)
12155 Nicollet Ave.                       131            1995               (s)
73rd Avenue North                         201            1995               (s)
1905 W Country Road C                     160            1993               (s)
2720 Arthur Street                        325            1995               (s)
10205 51st Avenue North                    78            1990               (s)
4100 Peavey Road                          161            1988               (s)
11300 Hamshire Ave South                  315            1983               (s)
375 Rivertown Drive                       366            1996               (s)
5205 Highway 169                          221            1960               (s)
6451-6595 Citywest Parkway                251            1984               (s)
7100-7190 Shady Oak Rd (n)                373            1982               (s)
7500-7546 Washington Square                70            1975               (s)
7550-7588 Washington Square                47            1973               (s)
5240-5300 Valley Industrial Blvd S        115            1975               (s)
1565 First Avenue NW                      134            1978               (s)
7125 Northland Terrace                    186            1996               (s)
6900 Shady Oak Road                        85            1980               (s)
6477-6525 City West Parkway               150            1984               (s)
500-530 Kasota Avenue SE                   61            1976               (s)
770-786 Kasota Avenue SE                   49            1976               (s)
800 Kasota Avenue SE                       78            1976               (s)
2530-2570 Kasota Avenue                    62            1976               (s)

NASHVILLE
---------
417 Harding Industrial Drive            1,085            1972               (s)
520 Harding Industrial Drive (m)          525            1975               (s)
3099 Barry Drive                          136            1995               (s)
3150 Barry Drive                          316            1993               (s)
5599 Highway 31 West                      183            1995               (s)
1650 Elm Hill Pike                         63            1984               (s)
1821 Air Lane Drive                        27            1984               (s)
1102 Appleton Drive                        28            1984               (s)
1920 Air Lane Drive                        54            1985               (s)
1931 Air Lane Drive                       108            1984               (s)
470 Metroplex Drive (m)                   111            1986               (s)
1150 Antiock Pike                         121            1987               (s)

NORTHERN NEW JERSEY
-------------------
116 Lehigh Drive                          244            1986               (s)
60 Ethel Road West                         63            1982               (s)
70 Ethel Road West                         96            1979               (s)
105 Neptune Boulevard                      54            1989               (s)
140 Hanover Avenue                        146          1964/1988            (s)
601-629 Montrose Avenue                   112            1974               (s)
3 Marlen                                   12            1981               (s)
5 Marlen                                   26            1981               (s)
7 Marlen                                   29            1982               (s)


                                                                                         COSTS
                                                                                       CAPITALIZED       GROSS AMOUNT CARRIED
                                                                                       SUBSEQUENT        AT CLOSE OF PERIOD
                                                                           (b)             TO                  12/31/98
                                                                       INITIAL COST    ACQUISITION    ------------------------
                                       LOCATION            (a)       ----------------       OR             BUILDING AND
BUILDING ADDRESS                      (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS   TOTAL
----------------                      -----------      ------------  ----   ---------  -----------   ----  ------------   -----
8 Marlen                              Hamilton, NJ                     230   1,302        46          235     1,343       1,578
15 Marlen                             Hamilton, NJ                      53     302        34           58       331         389
17 Marlen                             Hamilton, NJ                     104     588        56          110       638         748
1 South Gold Drive                    Hamilton, NJ                     106     599        44          112       637         749
5 South Gold Drive                    Hamilton, NJ                     106     602        57          113       652         765
6 South Gold Drive                    Hamilton, NJ                      58     332        33           63       360         423
7 South Gold Drive                    Hamilton, NJ                      32     182        27           36       205         241
8 South Gold Drive                    Hamilton, NJ                     103     584        43          109       621         730
9 South Gold Drive                    Hamilton, NJ                      60     342        44           65       381         446
11 South Gold Drive                   Hamilton, NJ                     183   1,039        66          192     1,096       1,288
12 South Gold Drive                   Hamilton, NJ                      84     475        70           89       540         629
9 Princess Road                    Lawrenceville, NJ                   221   1,254        84          231     1,328       1,559
11 Princess Road                   Lawrenceville, NJ                   491   2,780       162          511     2,922       3,433
15 Princess Road                   Lawrenceville, NJ                   234   1,328       273          245     1,590       1,835
17 Princess Road                   Lawrenceville, NJ                   342   1,936       121          353     2,046       2,399
220 Hanover Avenue                    Hanover, NJ                    1,361   7,715       421        1,420     8,077       9,497
244 Shefield Street                 Mountainside, NJ                   201   1,141        75          210     1,207       1,417
30 Troy Road                          Hanover, NJ                      128     727        39          134       760         894
15 Leslie Court                       Hanover, NJ                      126     716        42          132       752         884
20 Leslie Court                       Hanover, NJ                       84     474        32           88       502         590
25 Leslie Court                       Hanover, NJ                      512   2,899       139          526     3,024       3,550
130 Algonquin Parkway                 Hanover, NJ                      157     888        47          163       929       1,092
150 Algonquin Parkway                 Hanover, NJ                       85     479        32           89       507         596
55 Locust Avenue                      Roseland, NJ                     535   3,034       182          560     3,191       3,751
31 West Forest Street (m)            Englewood, NJ                     941   5,333       288          975     5,587       6,562
25 World's Fair Drive                 Franklin, NJ                     285   1,616        83          297     1,687       1,984
14 World's Fair Drive                 Franklin, NJ                     483   2,735       259          503     2,974       3,477
16 World's Fair Drive                 Franklin, NJ                     174     988        77          183     1,056       1,239
18 World's Fair Drive                 Franklin, NJ                     123     699        44          129       737         866
23 World's Fair Drive                 Franklin, NJ                     134     758        47          140       799         939
12 World's Fair Drive                 Franklin, NJ                     572   3,240       166          593     3,385       3,978
1 World's Fair Drive                  Franklin, NJ                     632   3,581       160          654     3,719       4,373
2 World's Fair Drive                  Franklin, NJ                     625   3,539       199          650     3,713       4,363
49 Napoleon Court                     Franklin, NJ                     230   1,306        49          238     1,347       1,585
50 Napoleon Court                     Franklin, NJ                     149     842        41          154       878       1,032
22 World's Fair Drive                 Franklin, NJ                     364   2,064       110          375     2,163       2,538
26 World's Fair Drive                 Franklin, NJ                     361   2,048       146          377     2,178       2,555
24 World's Fair Drive                 Franklin, NJ                     347   1,968       112          362     2,065       2,427
12 Wright Way                         Oakland, NJ                      410   2,321       110          424     2,417       2,841

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (m)        Jefferson, LA                     926   5,248       225          949     5,450       6,399
125 Mallard St                        St. Rose, LA         (g)         103     586       243          108       824         932
107 Mallard                           St. Rose, LA         (g)         164     928        59          171       980       1,151
125 James Drive West                  St. Rose, LA         (g)         246   1,392        81          257     1,462       1,719
161 James Drive West                  St. Rose, LA                     298   1,687       240          304     1,921       2,225
150 James Drive East                  St. Rose, LA                     399   2,258       100          409     2,348       2,757
115 James Drive West                  St. Rose, LA         (g)         163     922        57          171       971       1,142
100 James Drive                       St. Rose, LA         (g)         430   2,435       144          450     2,559       3,009
143 Mallard St                        St. Rose, LA         (g)         143     812        56          151       860       1,011
160 James Drive East                  St. Rose, LA         (g)         102     580       210          108       784         892
190 James Drive East                  St. Rose, LA         (g)         205   1,160       113          214     1,264       1,478
120 Mallard St                        St. Rose, LA         (g)         348   1,971       182          365     2,136       2,501
110 James Drive West                  St. Rose, LA         (g)         143     812        65          150       870       1,020
150 Canvasback Dr                     St. Rose, LA                     165     937        35          170       967       1,137

PHOENIX
-------
7340 South Kyrene Rd                   Tempe, AZ                     1,495   8,469        45        1,499     8,510      10,009
7350 S Kyrene Road                     Tempe, AZ                       818   4,634        89          821     4,720       5,541
7360 South Kyrene Rd                   Tempe, AZ                       508   2,876        35          511     2,908       3,419
7343 South Hardy Drive                 Tempe, AZ                     1,119   6,341       162        1,126     6,496       7,622
7333 South Hardy Drive                 Tempe, AZ                     1,549   8,779        53        1,555     8,826      10,381
3906 East Broadway Road               Phoenix, AZ                      434   2,402        79          437     2,478       2,915
3908 East Broadway Road               Phoenix, AZ                      336   1,862        39          339     1,898       2,237

PORTLAND
--------
5687 International Way (o)           Milwaukee, OR         (k)         430   2,385        91          440     2,466       2,906
5795 SW Jean Road (n)               Lake Oswego, OR                    427   2,362        82          435     2,436       2,871
12130 NE Ainsworth Circle (m)         Portland, OR                     523   2,898        97          533     2,985       3,518



                                     ACCUMULATED
                                     DEPRECIATION       YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                       12/31/98          RENOVATED        LIVES (YEARS)
----------------                     ------------       ----------        ------------
8 Marlen                                     36             1982               (s)
15 Marlen                                    12             1982               (s)
17 Marlen                                    24             1981               (s)
1 South Gold Drive                           24             1973               (s)
5 South Gold Drive                           26             1974               (s)
6 South Gold Drive                           13             1975               (s)
7 South Gold Drive                            8             1976               (s)
8 South Gold Drive                           23             1977               (s)
9 South Gold Drive                           14             1980               (s)
11 South Gold Drive                          41             1979               (s)
12 South Gold Drive                          20             1980               (s)
9 Princess Road                              48             1985               (s)
11 Princess Road                            109             1985               (s)
15 Princess Road                             99             1986               (s)
17 Princess Road                             81             1986               (s)
220 Hanover Avenue                          302             1987               (s)
244 Shefield Street                          45           1965/1986            (s)
30 Troy Road                                 27             1972               (s)
15 Leslie Court                              28             1971               (s)
20 Leslie Court                              19             1974               (s)
25 Leslie Court                             107             1975               (s)
130 Algonquin Parkway                        33             1973               (s)
150 Algonquin Parkway                        19             1973               (s)
55 Locust Avenue                            119             1980               (s)
31 West Forest Street (m)                   198             1978               (s)
25 World's Fair Drive                        63             1986               (s)
14 World's Fair Drive                       126             1980               (s)
16 World's Fair Drive                        39             1981               (s)
18 World's Fair Drive                        27             1982               (s)
23 World's Fair Drive                        30             1982               (s)
12 World's Fair Drive                       126             1981               (s)
1 World's Fair Drive                        139             1983               (s)
2 World's Fair Drive                        145             1982               (s)
49 Napoleon Court                            36             1982               (s)
50 Napoleon Court                            24             1982               (s)
22 World's Fair Drive                        58             1983               (s)
26 World's Fair Drive                        81             1984               (s)
24 World's Fair Drive                        78             1984               (s)
12 Wright Way                                90             1981               (s)

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (m)               150             1986               (s)
125 Mallard St                               33             1984               (s)
107 Mallard                                  26             1985               (s)
125 James Drive West                         40             1990               (s)
161 James Drive West                         50             1986               (s)
150 James Drive East                         64             1986               (s)
115 James Drive West                         25             1986               (s)
100 James Drive                              69             1980               (s)
143 Mallard St                               23             1982               (s)
160 James Drive East                         36             1981               (s)
190 James Drive East                         35             1987               (s)
120 Mallard St                               61             1981               (s)
110 James Drive West                         25             1983               (s)
150 Canvasback Dr                            26             1986               (s)

PHOENIX
-------
7340 South Kyrene Rd                        230             1996               (s)
7350 S Kyrene Road                          127             1996               (s)
7360 South Kyrene Rd                         79             1996               (s)
7343 South Hardy Drive                      174             1997               (s)
7333 South Hardy Drive                      238             1997               (s)
3906 East Broadway Road                      27
3908 East Broadway Road                      20

PORTLAND
--------
5687 International Way (o)                   27             1974               (s)
5795 SW Jean Road (n)                        25             1985               (s)
12130 NE Ainsworth Circle (m)                31             1986               (s)


                                                                                              COSTS
                                                                                           CAPITALIZED      GROSS AMOUNT CARRIED
                                                                                           SUBSEQUENT        AT CLOSE OF PERIOD
                                                                               (b)             TO                 12/31/98
                                                                           INITIAL COST    ACQUISITION    -----------------------
                                           LOCATION            (a)       ----------------      OR              BUILDING AND
BUILDING ADDRESS                          (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS  COMPLETION    LAND  IMPROVEMENTS  TOTAL
----------------                          -----------      ------------  ----   ---------  ----------    ----  ------------  -----
5509 NW 122nd Ave (m)                   Milwaukee, OR           (j)       244     1,351         49        249      1,395    1,644
6105-6113 NE 92nd Avenue (o)             Portland, OR                     884     4,891        186        898      5,063    5,961
8727 NE Marx Drive (n)                   Portland, OR                     580     3,210        141        590      3,341    3,931
3910 SW 170th Ave                        Portland, OR                     125       690         39        128        726      854
3388 SE 20th St.                         Portland, OR                      73       405         28         76        430      506
5962-5964 NE 87th Ave                    Portland, OR                      72       398         31         75        426      501
116 SE Yamhill                           Portland, OR                      38       208         22         40        228      268
9106 NE Marx Drive                       Portland, OR                      40       223         23         43        243      286
11620 NE Ainsworth Circle                Portland, OR                     152       839         34        156        869    1,025
11824 NE Ainsworth Circle                Portland, OR                     166       916         43        170        955    1,125
12124 NE Ainsworth Circle                Portland, OR                     207     1,148         53        212      1,196    1,408
1735 SE Highway 20                         Bend, OR                       180       995         51        184      1,042    1,226
2715 SE Raymond                          Portland, OR                     159       880         52        163        928    1,091
1645 NE 72nd Ave                         Portland, OR                     116       641         40        120        677      797
1630 SE 8th Ave.                         Portland, OR                     140       775         29        144        800      944
9044 NE Marx Drive                       Portland, OR                      83       459         35         86        491      577
2443 SE 4th Ave.                         Portland, OR                     157       870         47        161        913    1,074
711 SE Stark St.                         Portland, OR                      42       233         24         45        254      299
11632 NE Ainsworth Circle                Portland, OR                     799     4,422        169        812      4,578    5,390
NE 138th & Airport Way                   Portland, OR                     931     5,155        125        946      5,265    6,211
14699 NE Airport Way                     Portland, OR                     242     1,340         51        248      1,385    1,633

SALT LAKE
---------
2255 South 300 West (q)               Salt Lake City, UT                  618     3,504         66        617      3,571    4,188
512 Lawndale Drive (r)                Salt Lake City, UT                2,779    15,749        664      2,792     16,400   19,192
1270 West 2320 South                   West Valley, UT                    138       784         38        142        818      960
1275 West 2240 South                   West Valley, UT                    395     2,241         74        405      2,305    2,710
1288 West 2240 South                   West Valley, UT                    119       672         25        122        694      816
2235 South 1300 West                   West Valley, UT                    198     1,120         37        202      1,153    1,355
1293 West 2200 South                   West Valley, UT                    158       896         31        162        923    1,085
1279 West 2200 South                   West Valley, UT                    198     1,120         36        202      1,152    1,354
1272 West 2240 South                   West Valley, UT                    336     1,905         71        344      1,968    2,312
1149 West 2240 South                   West Valley, UT                    217     1,232         44        223      1,270    1,493
1142 West 2320 South                   West Valley, UT                    217     1,232         42        223      1,268    1,491

SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.                   Cherry Hill, NJ                    284     1,524         45        285      1,568    1,853
2 Springdale Road                      Cherry Hill, NJ                    127       701         16        127        717      844
4 Springdale Road (m)                  Cherry Hill, NJ                    335     1,853         43        336      1,895    2,231
6 Springdale Road                      Cherry Hill, NJ                     99       547         17         99        564      663
8 Springdale Road                      Cherry Hill, NJ                    259     1,436         33        260      1,468    1,728
12 Springdale Road                     Cherry Hill, NJ                    279     1,545         55        280      1,599    1,879
1 Esterbrook Lane                      Cherry Hill, NJ                     43       238          7         43        245      288
16 Springdale Road                     Cherry Hill, NJ                    241     1,336         40        242      1,375    1,617
5 Esterbrook Lane                      Cherry Hill, NJ                    241     1,336         29        242      1,364    1,606
2 Pin Oak Lane                         Cherry Hill, NJ                    317     1,757         39        319      1,794    2,113
6 Esterbrook Lane                      Cherry Hill, NJ                    165       914         25        166        938    1,104
3 Computer Drive                       Cherry Hill, NJ                    500     2,768        120        502      2,886    3,388
19 Perina Blvd.                        Cherry Hill, NJ                    161       889         22        161        911    1,072
28 Springdale Road                     Cherry Hill, NJ                    192     1,060         28        192      1,088    1,280
3 Esterbrook Lane                      Cherry Hill, NJ                    199     1,102        225        200      1,326    1,526
4 Esterbrook Lane                      Cherry Hill, NJ                    234     1,294         30        235      1,323    1,558
26 Springdale Road                     Cherry Hill, NJ                    227     1,257         24        228      1,280    1,508
1 Keystone Ave.                        Cherry Hill, NJ                    227     1,223         37        222      1,265    1,487
1919 Springdale Road                   Cherry Hill, NJ                    232     1,286         35        233      1,320    1,553
21 Olnev Ave.                          Cherry Hill, NJ                     69       380         16         69        396      465
19 Olnev Ave.                          Cherry Hill, NJ                    202     1,119         38        203      1,156    1,359
2 Keystone Ave.                        Cherry Hill, NJ                    216     1,194         42        217      1,235    1,452
18 Olnev Ave.                          Cherry Hill, NJ                    250     1,382         44        251      1,425    1,676
22 Springdale Road                     Cherry Hill, NJ                    526     2,914        192        528      3,104    3,632
1998 Springdale Road                   Cherry Hill, NJ                     17        96         34         18        129      147
55 Carnegie Drive                      Cherry Hill, NJ                    550     3,047         69        552      3,114    3,666
57 Carnegie Drive                      Cherry Hill, NJ                    739     4,109        102        742      4,208    4,950

ST. LOUIS
---------
2121 Chapin Industrial Drive           Vinita Park, MO                    606    4,384      1,261        614      5,637    6,251
1200 Andes Boulevard                     Olivette, MO                     246    1,412         83        319      1,422    1,741
1248 Andes Boulevard                     Olivette, MO                     156      907         52        157        958    1,115
1208-1226 Ambassador Boulevard           Olivette, MO                     235    1,351          1        235      1,352    1,587


                                               ACCUMULATED
                                               DEPRECIATION    YEAR BUILT/      DEPRECIABLE
BUILDING ADDRESS                                 12/31/98       RENOVATED       LIVES (YEARS)
----------------                               ------------    ----------       ------------
5509 NW 122nd Ave (m)                              14             1995               (s)
6105-6113 NE 92nd Avenue (o)                       52             1978               (s)
8727 NE Marx Drive (n)                             33             1987               (s)
3910 SW 170th Ave                                   7             1987               (s)
3388 SE 20th St.                                    4             1981               (s)
5962-5964 NE 87th Ave                               4             1979               (s)
116 SE Yamhill                                      2             1974               (s)
9106 NE Marx Drive                                  2             1969               (s)
11620 NE Ainsworth Circle                           9             1992               (s)
11824 NE Ainsworth Circle                          10             1992               (s)
12124 NE Ainsworth Circle                          12             1984               (s)
1735 SE Highway 20                                 11             1995               (s)
2715 SE Raymond                                     9             1971               (s)
1645 NE 72nd Ave                                    7             1972               (s)
1630 SE 8th Ave.                                    8             1968               (s)
9044 NE Marx Drive                                  5             1986               (s)
2443 SE 4th Ave.                                    9             1964               (s)
711 SE Stark St.                                    3             1972               (s)
11632 NE Ainsworth Circle                          47             1990               (s)
NE 138th & Airport Way                             55             1990               (s)
14699 NE Airport Way                               14             1998               (s)

SALT LAKE
---------
2255 South 300 West (q)                            97             1980               (s)
512 Lawndale Drive (r)                            444             1981               (s)
1270 West 2320 South                               21             1986               (s)
1275 West 2240 South                               57             1986               (s)
1288 West 2240 South                               17             1986               (s)
2235 South 1300 West                               29             1986               (s)
1293 West 2200 South                               23             1986               (s)
1279 West 2200 South                               29             1986               (s)
1272 West 2240 South                               52             1986               (s)
1149 West 2240 South                               31             1986               (s)
1142 West 2320 South                               31             1987               (s)

SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.                               29             1963               (s)
2 Springdale Road                                  13             1968               (s)
4 Springdale Road (m)                              35             1963               (s)
6 Springdale Road                                  10             1964               (s)
8 Springdale Road                                  27             1966               (s)
12 Springdale Road                                 32             1965               (s)
1 Esterbrook Lane                                   5             1965               (s)
16 Springdale Road                                 26             1967               (s)
5 Esterbrook Lane                                  25             1966               (s)
2 Pin Oak Lane                                     33             1968               (s)
6 Esterbrook Lane                                  17             1966               (s)
3 Computer Drive                                   53             1966               (s)
19 Perina Blvd.                                    17             1966               (s)
28 Springdale Road                                 20             1967               (s)
3 Esterbrook Lane                                  25             1968               (s)
4 Esterbrook Lane                                  25             1969               (s)
26 Springdale Road                                 24             1968               (s)
1 Keystone Ave.                                    23             1969               (s)
1919 Springdale Road                               25             1970               (s)
21 Olnev Ave.                                       7             1969               (s)
19 Olnev Ave.                                      21             1971               (s)
2 Keystone Ave.                                    24             1966               (s)
18 Olnev Ave.                                      26             1974               (s)
22 Springdale Road                                 68             1977               (s)
1998 Springdale Road                                5             1971               (s)
55 Carnegie Drive                                  58             1988               (s)
57 Carnegie Drive                                  78             1987               (s)

ST. LOUIS
---------
2121 Chapin Industrial Drive                    4,227            1969/87             (s)
1200 Andes Boulevard                              159             1967               (s)
1248 Andes Boulevard                              150             1967               (s)
1208-1226 Ambassador Boulevard                    152             1966               (s)




                                                                                                        COSTS
                                                                                    (b)              CAPITALIZED
                                                                                INITIAL COST        SUBSEQUENT TO
                                                 LOCATION        (a)        ----------------------   ACQUISITION
BUILDING ADDRESS                              (CITY/STATE)   ENCUMBRANCES     LAND      BUILDINGS   OR COMPLETION
----------------                               ----------    ------------     ----      ---------   -------------
1503-1525 Fairview Industrial                 Olivette, MO                    112            658          110
2462-2470 Schuetz Road                       St. Louis, MO                    174          1,004            1
10431-10449 Midwest Industrial Blvd           Olivette, MO                    237          1,360          198
10751 Midwest Industrial Boulevard            Olivette, MO                    193          1,119           13
11652-11666 Fairgrove Industrial Blvd        St. Louis, MO                    103            599           89
11674-11688 Fairgrove Industrial Blvd        St. Louis, MO                    118            689           27
2337 Centerline Drive                     Maryland Heights, MO                216          1,242          111
6951 N Hanley (m)                            Hazelwood, MO                    405          2,295        1,437
4560 Anglum Road                             Hazelwood, MO                    150            849          159
2760 South 1st Street                        St. Louis, MO                    800              -        4,562

TAMPA
-----
6614 Adamo Drive                               Tampa, FL                      177          1,005           27
202 Kelsey                                     Tampa, FL                      602          3,409          129
6202 Benjamin Road                             Tampa, FL                      203          1,151           70
6204 Benjamin Road                             Tampa, FL                      432          2,445          194
6206 Benjamin Road                             Tampa, FL                      397          2,251          158
6302 Benjamin Road                             Tampa, FL                      214          1,212           97
6304 Benjamin Road                             Tampa, FL                      201          1,138          116
6306 Benjamin Road                             Tampa, FL                      257          1,457           99
6308 Benjamin Road                             Tampa, FL                      345          1,958          132
5313 Johns Road                                Tampa, FL                      204          1,159           66
5602 Thompson Center Court                     Tampa, FL                      115            652           39
5411 Johns Road                                Tampa, FL                      230          1,304           81
5525 Johns Road                                Tampa, FL                      192          1,086           62
5607 Johns Road                                Tampa, FL                      102            579           54
5709 Johns Road                                Tampa, FL                      192          1,086           63
5711 Johns Road                                Tampa, FL                      243          1,376          132
4410 E Adamo Drive                             Tampa, FL                      523          2,962          220
4420 E Adamo Drive                             Tampa, FL                      127            718           58
4430 E Adamo Drive                             Tampa, FL                      333          1,885          169
4440 E Adamo Drive                             Tampa, FL                      348          1,975          114
4450 E Adamo Drive                             Tampa, FL                      253          1,436          115
5453 W Waters Avenue                           Tampa, FL                       71            402           75
5455 W Waters Avenue                           Tampa, FL                      307          1,742          145
5553 W Waters Avenue                           Tampa, FL                      307          1,742          134
5501 W Waters Avenue                           Tampa, FL                      154            871           63
5503 W Waters Avenue                           Tampa, FL                       71            402           31
5555 W Waters Avenue                           Tampa, FL                      213          1,206           67
5557 W Waters Avenue                           Tampa, FL                       59            335           25
5903 Johns Road                                Tampa, FL                       88            497           42
4107 N Himes Avenue                            Tampa, FL                      568          3,220          162
5461 W. Waters Ave                             Tampa, FL                      261              -        1,062

OTHER
-----
2800 Airport Road (p)                          Denton, TX                     369          1,935        1,572
3501 Maple Street                             Abilene, TX                      67          1,057          941
4200 West Harry Street (n)                    Wichita, KS                     193          2,224        1,751
Industrial Park No. 2                       West Lebanon, NH                  723          5,208          175
931 Discovery Road                           Green Bay, WI                    121            685          130
9580 Interport Dr                            Shreveport, LA                   113            639           22
2675 Valley View Drive                       Shreveport, LA                   144              -        5,080
300 10th Street NW                            Clarion, IA                      35              -        2,727
DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                                19,067          2,350        4,933
                                                                       ==========     ==========     ========
                                                                          309,579      1,584,267     $224,128
                                                                       ==========     ==========     ========


                                                      GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD
                                                            12/31/98
                                                --------------------------------         ACCUMULATED
                                                          BUILDING AND                  DEPRECIATION     YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                                LAND      IMPROVEMENTS     TOTAL          12/31/98        RENOVATED    LIVES (YEARS)
----------------                                ----      ------------     -----         -----------     ----------    -------------
                                                                                         C>
1503-1525 Fairview Industrial                    112            768           880             112           1967             (s)
2462-2470 Schuetz Road                           174          1,005         1,179             113           1965             (s)
10431-10449 Midwest Industrial Blvd              237          1,558         1,795             187           1967             (s)
10751 Midwest Industrial Boulevard               193          1,132         1,325             128           1965             (s)
11652-11666 Fairgrove Industrial Blvd            103            688           791              91           1966             (s)
11674-11688 Fairgrove Industrial Blvd            118            716           834              94           1967             (s)
2337 Centerline Drive                            216          1,353         1,569          M  158           1967             (s)
6951 N Hanley (m)                                419          3,718         4,137             209           1965             (s)
4560 Anglum Road                                 161            997         1,158              44           1970             (s)
2760 South 1st Street                            822          4,540         5,362              30           1997             (s)

TAMPA
-----
6614 Adamo Drive                                 180          1,029         1,209              28           1967             (s)
202 Kelsey                                       619          3,521         4,140              95           1989             (s)
6202 Benjamin Road                               211          1,213         1,424              32           1981             (s)
6204 Benjamin Road                               454          2,617         3,071              75           1982             (s)
6206 Benjamin Road                               416          2,390         2,806              63           1983             (s)
6302 Benjamin Road                               224          1,299         1,523              37           1983             (s)
6304 Benjamin Road                               209          1,246         1,455              39           1984             (s)
6306 Benjamin Road                               269          1,544         1,813              42           1984             (s)
6308 Benjamin Road                               362          2,073         2,435              55           1984             (s)
5313 Johns Road                                  213          1,216         1,429              33           1991             (s)
5602 Thompson Center Court                       120            686           806              18           1972             (s)
5411 Johns Road                                  241          1,374         1,615              37           1997             (s)
5525 Johns Road                                  200          1,140         1,340              31           1993             (s)
5607 Johns Road                                  109            626           735              17           1991             (s)
5709 Johns Road                                  200          1,141         1,341              31           1990             (s)
5711 Johns Road                                  255          1,496         1,751              45           1990             (s)
4410 E Adamo Drive                               550          3,155         3,705              85           1990             (s)
4420 E Adamo Drive                               134            769           903              21           1990             (s)
4430 E Adamo Drive                               345          2,042         2,387              54           1987             (s)
4440 E Adamo Drive                               362          2,075         2,437              56           1988             (s)
4450 E Adamo Drive                               266          1,538         1,804              41           1969             (s)
5453 W Waters Avenue                              82            466           548              12           1987             (s)
5455 W Waters Avenue                             326          1,868         2,194              50           1987             (s)
5553 W Waters Avenue                             326          1,857         2,183              50           1987             (s)
5501 W Waters Avenue                             162            926         1,088              25           1990             (s)
5503 W Waters Avenue                              75            429           504              12           1990             (s)
5555 W Waters Avenue                             221          1,265         1,486              34           1990             (s)
5557 W Waters Avenue                              62            357           419              10           1990             (s)
5903 Johns Road                                   93            534           627              14           1987             (s)
4107 N Himes Avenue                              592          3,358         3,950              91           1990             (s)
5461 W. Waters Ave                               262          1,061         1,323               4           1998             (s)

OTHER
-----
2800 Airport Road (p)                            490          3,386         3,876           1,194           1965             (s)
3501 Maple Street                                260          1,805         2,065             630           1980             (s)
4200 West Harry Street (n)                       528          3,640         4,168           1,274           1972             (s)
Industrial Park No. 2                            776          5,330         6,106           1,865           1968             (s)
931 Discovery Road                               138            798           936              31           1997             (s)
9580 Interport Dr                                115            659           774              18           1989             (s)
2675 Valley View Drive                           277          4,947         5,224              31           1997             (s)
300 10th Street NW                               165          2,597         2,762              16           1997             (s)

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND   20,647          5,703        26,350               -            (t)
                                         -----------     ----------    ----------      ----------
                                         $   323,363     $1,794,611    $2,117,974 (u)  $  145,435
                                         ===========     ==========    ==========      ==========


NOTES:
(a) See description of encumbrances in Note 7 to Notes to Consolidated Financial Statements.

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

(e)  This property collateralizes the LB Mortgage Loan II.

(f)  This property collateralizes the Acquisition Mortgage Loan I.

(g)  These properties collateralize the Acquisition Mortgage Loan II.

(h)  These properties collateralize the Acquisition Mortgage Loan III.

(i)  These properties collateralize the Acquisition Mortgage Loan IV.

(j)  These properties collateralize the Acquisition Mortgage Loan VI.

(k)  These properties collateralize the Acquisition Mortgage Loan VII.

(l)  These properties collateralize the Acquisition Mortgage Loan VIII.

(m)  Comprised of two properties.

(n)  Comprised of three properties.

(o)  Comprised of four properties.

(p)  Comprised of five properties.

(q)  Comprised of seven properties.

(r)  Comprised of 29 properties.

(s)  Depreciation is computed based upon the following estimated lives:

           Buildings and Improvement              31.5 to 40 years
           Land Improvements                      15 years
           Furniture, Fixtures and Equipment      5 to 10 years
           Tenant Improvements and
            Leasehold Improvements                Life of Lease

(t) These properties represent vacant land, developments and redevelopments that have not been placed in service.

(u) Excludes $14,138 of Construction in Progress and $1,353 of Furniture, Fixtures and Equipment.

     At December 31, 1998, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.0 billion.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                            As Of December 31, 1998
                             (Dollars in thousands)

          The changes in total real estate assets for the three years ended December 31, 1998 are as follows:

                                                                                      1998            1997           1996
                                                                                  -----------    -----------    ----------
 Balance, Beginning of Year......................................................  $1,201,060    $   353,781    $   96,392
 Transfer of Assets Between Other Real Estate Partnerships.......................     457,528            ---           ---
 Acquisition, Construction Costs and Improvements................................     548,796        862,103       269,279
 Disposition of Assets...........................................................     (73,919)       (14,824)      (11,890)
                                                                                   ----------    -----------    ----------
 Balance, End of Year............................................................  $2,133,465    $ 1,201,060    $  353,781
                                                                                   ==========    ===========    ==========

          The changes in accumulated depreciation for the three years ended December 31, 1998 are as follows:

                                                                                      1998            1997           1996
                                                                                  -----------    -----------    ----------
 Balance, Beginning of Year......................................................  $   22,319    $     8,133    $    4,852
 Transfer of Assets Between Other Real Estate Partnerships.......................      75,338            ---           ---
 Depreciation for Year...........................................................      48,889         14,660         5,115
 Disposition of Assets...........................................................      (1,111)          (474)       (1,834)
                                                                                   ----------    -----------    ----------
 Balance, End of Year............................................................  $  145,435    $    22,319    $    8,133
                                                                                   ==========    ===========    ==========