Form 10-Q
period 1999-03-31
FIRST INDUSTRIAL LP
filed 1999-05-11
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                      INDEX




                                                                          PAGE
                                                                          ----

PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets as of March 31, 1999 and
        December 31, 1998...........................................      2

        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1999 and March 31, 1998..............      3

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1999 and March 31, 1998.....................      4

        Notes to Consolidated Financial Statements..................      5-13

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................     14-21

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.............................................        21


PART II:  OTHER INFORMATION

    Item 1. Legal Proceedings.......................................        22
    Item 2. Changes in Securities...................................        22
    Item 3. Defaults Upon Senior Securities.........................        22
    Item 4. Submission of Matters to a Vote of Security Holders.....        22
    Item 5. Other Information.......................................        22
    Item 6. Exhibits and Report on Form 8-K/A.......................        22


SIGNATURE...........................................................        23


EXHIBIT INDEX.......................................................        24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                              March 31,   December 31,
                                                               1999           1998
                                                            -----------    -----------
                                     ASSETS
Assets:
   Investment in Real Estate:
   Land.............................................            322,380    $   323,363
   Buildings and Improvements.......................          1,803,961      1,794,611
   Furniture, Fixtures and Equipment................              1,353          1,353
   Construction in Progress.........................             15,224         14,138
      Less: Accumulated Depreciation................           (156,967)      (145,435)
                                                            -----------    -----------
            Net Investment in Real Estate...........          1,985,951      1,988,030

   Investment in Other Real Estate
     Partnerships...................................            383,105        368,364
   Cash and Cash Equivalents........................                ---         13,946
   Restricted Cash..................................             10,341          7,680
   Tenant Accounts Receivable, Net..................             12,643          9,755
   Investment in Joint Venture......................              5,154          4,458
   Deferred Rent Receivable.........................             12,627         11,150
   Deferred Financing Costs, Net....................             10,356         10,458
   Prepaid Expenses and Other Assets, Net...........             59,554         56,820
                                                            -----------    -----------
            Total Assets............................        $ 2,479,731    $ 2,470,661
                                                            ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net......................        $    65,641    $    66,065
   Senior Unsecured Debt, Net.......................            948,618        948,595
   Acquisition Facility Payable.....................            141,600        134,800
   Accounts Payable and Accrued Expenses............             75,025         68,198
   Rents Received in Advance and Security
     Deposits.......................................             17,947         16,363
   Distributions Payable............................             27,157         27,081
                                                            -----------    -----------
            Total Liabilities.......................          1,275,988      1,261,102
                                                            -----------    -----------

Commitments and Contingencies.......................                ---            ---

Partners' Capital:
   General Partner Preferred Units..................            336,990        336,990
   General Partner Units............................            686,950        689,923
   Unamortized Value of General Partnership
     Restricted Units...............................             (4,889)        (3,312)
   Limited Partners Units...........................            184,692        185,958
                                                            -----------    -----------
            Total Partners' Capital.................          1,203,743      1,209,559
                                                            -----------    -----------
            Total Liabilities and Partners'
              Capital...............................        $ 2,479,731    $ 2,470,661
                                                            ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)


                                               Three Months   Three Months
                                                  Ended           Ended
                                              March 31, 1999  March 31, 1998
                                              --------------  --------------
Revenues:
   Rental Income.............................   $    64,251    $    51,334
   Tenant Recoveries and Other Income........        16,707         11,744
                                                -----------    -----------
            Total Revenues...................        80,958         63,078
                                                -----------    -----------

Expenses:
   Real Estate Taxes.........................        13,048         10,808
   Repairs and Maintenance...................         5,069          2,979
   Property Management.......................         2,380          2,485
   Utilities.................................         2,196          1,944
   Insurance.................................           193            179
   Other.....................................           895            852
   General and Administrative................         3,095          2,619
   Interest..................................        19,318         14,069
   Amortization of Deferred Financing Costs..           248            161
   Depreciation and Other Amortization.......        14,592         11,617
                                                -----------    -----------
            Total Expenses...................        61,034         47,713
                                                -----------    -----------

Income from Operations Before Equity in
   Income of Other Real Estate Partnerships
   and Equity in Income of Joint Venture.....        19,924         15,365
Equity in Income of Other Real Estate
   Partnerships..............................         6,408          8,757
Equity in Income of Joint Venture............           126            ---
                                                -----------    -----------
Income from Operations.......................        26,458         24,122
Gain on Sales of Real Estate.................         1,545             43
                                                -----------    -----------
Net Income...................................        28,003         24,165
Less:  Preferred Unit Distributions..........        (7,231)        (4,998)
                                                -----------    -----------
Net Income Available to Unitholders..........   $    20,772    $    19,167
                                                ===========    ===========


Net Income Available to Unitholders per
Weighted Average Unit Outstading:
     Basic...................................   $       .46    $       .45
                                                ===========    ===========
      Diluted................................   $       .46    $       .45
                                                ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                        Three Months Ended   Three Months Ended
                                           March 31, 1999      March 31, 1998
                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................      $   28,003          $    24,165
   Adjustments to Reconcile Net
     Income to Net Cash Provided
     by Operating Activities:
   Depreciation.......................          13,335               10,642
   Amortization of Deferred Financing
   Costs..............................             248                  161
   Other Amortization.................           1,295                1,228
   Equity in Income of Joint Venture..            (126)                 ---
   Gain on Sales of Real Estate.......          (1,545)                 (43)
   Equity in Income of Other Real
     Estate Partnerships..............          (6,408)              (8,757)
   Increase in Tenant Accounts
     Receivable and Prepaid Expenses
     and Other Assets.................          (7,220)              (6,412)
   Increase in Deferred Rent
     Receivable.......................          (1,520)                (956)
   Increase in Accounts Payable and
     Accrued Expenses and Rents
     Received  in Advance and
     Security Deposits................           7,473                8,366
                                            ----------          -----------
     Net Cash Provided by Operating
       Activities.....................          33,535               28,394
                                            ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Additions to
     Investment in Real Estate and
     Closing Costs of Sales of Real
     Estate...........................         (33,914)            (147,445)
   Contributions to Investment in
     Other Real Estate Partnerships...         (21,588)             (43,175)
   Distributions from Investment in
     Other Real Estate Partnerships...          13,255                5,744
   Contributions to and Investments
     in Joint Venture.................            (750)                 ---
   Distributions from Joint Venture...             180                  ---
   Proceeds from Sales of Investment
     in Real Estate...................          23,926                1,798
   Repayment of Mortgage Loans
     Receivable.......................              87                   16
   Increase in Restricted Cash........          (2,661)                 ---
                                            ----------          -----------
     Net Cash Used in Investing
       Activities.....................         (21,465)            (183,062)
                                            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Distributions.................         (27,074)             (22,004)
   Preferred Unit Contributions.......             ---              192,700
   Preferred Unit Distributions.......          (7,231)              (4,784)
   Repayments on Mortgage Loans
     Payable..........................            (406)                (363)
   Proceeds from Acquisition
     Facilities Payable...............          29,300              164,900
   Repayments on Acquisition
     Facilities Payable...............         (22,500)            (276,500)
   Proceeds from Senior Unsecured
     Debt.............................             ---               99,753
   Other Proceeds from Senior Unsecured
     Debt.............................             ---                2,760
   Other Costs of  Senior Unsecured
     Debt.............................             ---               (2,565)
   Book Overdraft.....................           2,125                  ---
   Debt Issuance Costs and Prepayment
     Fees.............................            (230)              (1,195)
                                            ----------          -----------
     Net Cash (Used in) Provided
       by Financing Activities........         (26,016)             152,702
                                            ----------          -----------
   Net Decrease in Cash and Cash
     Equivalents......................         (13,946)              (1,966)
   Cash and Cash Equivalents,
     Beginning of Period..............          13,946                4,995
                                            ----------          -----------
   Cash and Cash Equivalents, End of
     Period...........................      $      ---          $     3,029
                                            ==========          ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


1.    ORGANIZATION AND FORMATION OF COMPANY


      First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.0% ownership interest at March 31, 1999. The Company also owns preferred units with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 16.0% aggregate ownership interest at March 31, 1999.

      The Operating Partnership is the sole member of limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through wholly owned limited liability companies in which it is the sole member, also owns a 10% equity interest in and provides asset and property management services to a joint venture which invests in industrial properties (the "September 1998 Joint Venture").

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

      The consolidated financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of March 31, 1999, the Consolidated Operating Partnership owned 876 in-service properties containing an aggregate of approximately 57.0 million square feet of gross leasable area ("GLA"). On a combined basis, as of March 31, 1999, the Other Real Estate Partnerships owned 102 in-service properties containing an aggregate of approximately 11.8 million square feet of GLA.

      Profits, losses and distributions of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 1998 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1998 audited financial statements included in the Operating Partnership's 1998 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for the three months ended March 31, 1999 and 1998. Actual results could differ from those estimates.

      In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Consolidated Operating Partnership as of March 31, 1999, the results of its operations and its cash flows for each of the three months ended March 31, 1999 and 1998.

Tenant Accounts Receivable, Net:

      The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,649 as of March 31, 1999 and December 31, 1998.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


3.       INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

      The Investment in Other Real Estate Partnerships reflects the Operating Partnership's 99% limited partnership equity interest in the entities described in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                  March 31,        December 31,
                                                    1999              1998
                                                  ---------         ---------
                    ASSETS

Assets:

      Investment in Real Estate, Net.......       $ 434,775         $ 419,117
      Other Assets.........................          40,017            41,198
                                                  ---------         ---------
                Total Assets...............       $ 474,792         $ 460,315
                                                  =========         =========

       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

      Mortgage Loans Payable...............       $  42,283         $  42,422
      Other Liabilities....................           5,765             5,901
                                                  ---------         ---------
                Total Liabilities..........          48,048            48,323
                                                  ---------         ---------
      Partners' Capital....................         426,744           411,992
                                                  ---------         ---------
                Total Liabilities and
                  Partners' Capital........       $ 474,792         $ 460,315
                                                  =========         =========

Condensed Combined Statements of Operations:

                                                      Three Months Ended
                                                  ---------------------------
                                                  March 31,         March 31,
                                                    1999               1998
                                                  ---------         ---------

Total Revenues.............................       $  14,440         $  13,123
Property Expenses..........................          (3,733)           (2,805)
Interest Expense...........................            (761)             (692)
Amortization of Deferred Financing Costs...             (17)              (17)
Depreciation and Other Amortization........          (2,476)           (2,100)
Gain on Sales of Real Estate...............             ---             2,317
                                                  ---------         ---------
Net Income.................................       $   7,453         $   9,826
                                                  =========         =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


4.    INVESTMENT IN JOINT VENTURE

      During the three months ended March 31, 1999, the Consolidated Operating Partnership received approximately $728 (net of the intercompany elimination) in acquisition, asset management and property management fees from the September 1998 Joint Venture. The Operating Partnership, through a wholly owned limited liability company in which it is the sole member, also contributed $714 and received distributions of $180 from the September 1998 Joint Venture. As of March 31, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

5.    REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At March 31, 1999, the Consolidated Operating Partnership had 24 industrial properties comprising approximately 3.9 million square feet of GLA held for sale. Twenty-three of 24 of these properties were identified as held for sale during the three months ended March 31, 1999. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the 24 industrial properties held for sale by the Consolidated Operating Partnership.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                    1999              1998
                                                  ---------         ---------
             Total Revenues                       $   5,237         $   4,076
             Operating Expenses                      (1,453)           (1,473)
             Depreciation and Amortization             (756)             (756)
                                                  ---------         ---------
             Income from Operations               $   3,028         $   1,847
                                                  =========         =========

             Net Carrying Value                   $  93,108
                                                  =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:

                                                                    ACCRUED INTEREST
                                       OUTSTANDING  BALANCE AT         PAYABLE AT             INTEREST RATE AT
                                      ------------------------   ------------------------     ----------------       --------
                                      MARCH 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,       MARCH 31,            MATURITY
                                         1999          1998         1999          1998            1999                 DATE
                                      ----------  ------------   ---------   ------------     ---------------        --------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan .........................  $ 35,117    $ 35,220       $  219        $   --            7.500%               4/01/03
Assumed Loans ......................     8,584       8,661          --             --            9.250%               1/01/13
LB Mortgage Loan II ................       705         705          --             --            8.000%                   (1)
Acquisition Mortgage Loan I ........     3,798       3,864          --             --            8.500%               8/01/08
Acquisition Mortgage Loan II .......     7,769       7,828          --             51            7.750%               4/01/06
Acquisition Mortgage Loan III ......     3,444       3,485          --             26            8.875%               6/01/03
Acquisition Mortgage Loan IV .......     2,469       2,488          --             19            8.950%              10/01/06
Acquisition Mortgage Loan VI .......     1,014 (2)   1,024          --              7            8.875%              11/01/06
Acquisition Mortgage Loan VII ......     1,434 (2)   1,450          --             11            9.750%               3/15/02
Acquisition Mortgage Loan VIII .....     1,307       1,340          --              9            8.450%               7/01/09
                                      --------    --------       -----          -----

Total ..............................  $ 65,641    $ 66,065       $ 219          $ 123
                                      ========    ========       =====          =====



SENIOR UNSECURED DEBT, NET
2005 Notes ......................      $  50,000        $    50,000    $ 1,246       $   383           6.900%        11/21/05
2006 Notes ......................        150,000            150,000      3,500           875           7.000%        12/01/06
2007 Notes ......................        149,957  (3)       149,956      4,307         1,457           7.600%         5/15/07
2011 Notes ......................         99,435  (3)        99,424      2,786           942           7.375%         5/15/11  (4)
2017 Notes ......................         99,821  (3)        99,818      2,500           625           7.500%        12/01/17
2027 Notes ......................         99,863  (3)        99,862      2,701           914           7.150%         5/15/27  (5)
2028 Notes ......................        199,770  (3)       199,768      3,209         7,051           7.600%         7/15/28
2011 Drs ........................         99,772  (3)        99,767      3,178         1,553           6.500%  (7)             (6)
 .................................                                                                                     4/05/11
                                       ----------       ------------   --------    ----------

Total  ..........................      $ 948,618        $   948,595    $ 23,427      $ 13,800
                                       ==========       ============   ========    ==========


ACQUISITION FACILITY
PAYABLE
1997 Unsecured Acquisition
   Facility............                $ 141,600        $   134,800    $   695       $  690            5.838%         4/30/01
                                       ==========       ============   ========    ==========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $64 and $86, respectively.
(3) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $43, $565, $179, $137, $230 and $228, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

      The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                          Amount
                                                       -------------
                             1999                      $       1,335
                             2000                              1,901
                             2001                            143,664
                             2002                              3,463
                             2003                             36,620
                             Thereafter                      969,403
                                                       -------------
                             Total                     $   1,156,386
                                                       =============


         The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


7.    PARTNERS' CAPITAL

      The Operating Partnership has issued general partnership units, limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties. The preferred general partnership units resulted from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

      During the three months ended March 31, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 837 shares of restricted common stock to certain Directors. Other employees of the Company converted certain employee stock options to 1,129 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of $1,937 on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Distributions:

      On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27,081.

      On March 31, 1999, the Operating Partnership paid a first quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On March 31, 1999, the Operating Partnership paid a first quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On March 31, 1999, the Operating Partnership paid a first quarter distribution of $49.687 per unit on its Series D Cumulative Preferred Units. On March 31, 1999, the Operating Partnership paid a first quarter distribution of $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 1999 totaled, in the aggregate, approximately $7,231.

8.    ACQUISITION OF REAL ESTATE

      During the three months ended March 31, 1999, the Consolidated Operating Partnership acquired one existing industrial property and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $6,405, excluding costs incurred in conjunction with the acquisition of the properties.

9.    SALES OF REAL ESTATE

      During the three months ended March 31, 1999, the Consolidated Operating Partnership sold ten existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23,926. Approximately $4,759 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Consolidated Operating Partnership sold two of the ten properties to the September 1998 Joint Venture at the Consolidated Operating Partnership's net book value). The gain on sales of real estate was approximately $1,545.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


10.   SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                  Three Months Ended
                                                ------------------------
                                                March 31,      March 31,
                                                   1999           1998
                                                ---------      ---------

   Interest paid, net of capitalized
     interest..............................     $   9,590      $   1,991
                                                =========      =========
   Interest capitalized....................     $   1,229      $     935
                                                =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
   Distribution payable on Units...........     $  27,157      $  22,709
                                                =========      =========

EXCHANGE OF LIMITED PARTNERSHIP UNITS FOR
GENERAL PARTNERSHIP UNITS:
   Limited Partnership Units...............     $    (255)     $  (2,574)
   General Partnership Units...............           255          2,574
                                                ---------      ---------
                                                $     ---      $     ---
                                                =========      =========

IN CONJUNCTION WITH THE PROPERTY
ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND
OPERATING PARTNERSHIP UNITS WERE
EXCHANGED:

   Purchase of real estate ................     $   6,405      $ 127,689
   Prepaid(Accrued) real estate taxes
     and security deposits ................            17         (1,782)
   Operating Partnership Units.............           ---         (1,971)
                                                ---------      ---------
                                                $   6,422      $ 123,936
                                                =========      =========

IN CONJUNCTION WITH THE DISTRIBUTION OF 173
PROPERTIES FROM THE FINANCING PARTNERSHIP
TO THE OPERATING PARTNERSHIP ON JANUARY 2,
1998, THE FOLLOWING ASSETS AND LIABILITIES
WERE ASSUMED:

   Investment in real estate net...........                    $ 382,190
   Tenant accounts receivable..............                        3,017
   Deferred rent receivable................                        4,689
   Other assets............................                        6,209
   Accounts payable and accrued expenses...                       (5,920)
   Rents received in advance and security
     deposits..............................                       (2,538)
                                                               ---------
   Investment in other real estate
     partnerships..........................                    $ 387,647
                                                               =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


11.   EARNINGS PER UNIT


      Net income per weighted average Units - Basic, is based on the weighted average Units outstanding. Net Income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:


                                               Three Months   Three Months
                                                   Ended          Ended
                                                 March 31,      March 31,
                                                   1999            1998
                                                -----------    -----------
   Numerator:
   ----------

     Net Income............................     $    28,003    $    24,165
     Less: Preferred Distributions.........          (7,231)        (4,998)
                                                -----------    -----------
     Net Income Available to Unitholders
     - For Basic and Diluted  EPS..........     $    20,772    $    19,167
                                                ===========    ===========

   Denominator:
   ------------

     Weighted Average Units - Basic........      45,193,231     42,388,857

     Effect of Dilutive Securities:
        Employee and Director Common
        Stock Options of the Company that
        result in the issuance of general
        partnership units..................          84,166        374,177
                                                -----------    -----------

     Weighted Average Units - Diluted......      45,277,397     42,763,034
                                                ===========    ===========

   Basic EPS:
   ----------

     Net Income Available to Unitholders...     $       .46    $       .45
                                                ===========    ===========

   Diluted EPS:
   ------------

     Net Income Available to Unitholders...     $       .46    $       .45
                                                ===========    ===========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


12.   COMMITMENTS AND CONTINGENCIES


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

      The Consolidated Operating Partnership has committed to the construction of seven development projects totaling approximately .6 million square feet of GLA. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's $300,000 unsecured revolving credit facility.

13.   SUBSEQUENT EVENTS

      From April 1, 1999 to May 7, 1999, the Consolidated Operating Partnership sold four industrial properties for approximately $13,036 of gross proceeds.

      On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157.

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

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas, general accounting principles, policies and guidelines applicable to REITs and status of Year 2000 compliance. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.0% ownership interest at March 31, 1999. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 16.0% aggregate ownership interest at March 31, 1999.

      The Operating Partnership is the sole member of 23 limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

      The general partners of the Other Real Estate Partnerships are separate corporations, each with a one percent general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. First Industrial Securities Corporation, the general partner of the of one of the Other Real Estate Partnerships (First Industrial Securities, L.P.), also owns a preferred limited partnership interest in the First Industrial Securities L.P. which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

      Profits, losses and distributions of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained within the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.


RESULTS OF OPERATIONS

      At March 31, 1999, the Consolidated Operating Partnership owned 876 in-service properties with approximately 57.0 million square feet of gross leasable area ("GLA"), compared to 746 in-service properties with approximately
50.8 million square feet of GLA at March 31, 1998. The addition of 176 properties acquired or developed between April 1, 1998 and March 31, 1999 included the acquisitions of 167 properties totaling approximately 7.2 million square feet of GLA and the completed development of nine properties totaling approximately 1.3 million square feet of GLA. The Consolidated Operating Partnership also sold 45 in-service properties totaling approximately 2.2 million square feet of GLA and several land parcels. The Consolidated Operating Partnership also took one property out of service that was under redevelopment comprising approximately .1 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

      Rental income and tenant recoveries and other income increased by approximately $17.9 million or 28.4% due primarily to the properties acquired or developed after December 31, 1997. Approximately $.7 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture. Revenues from properties owned prior to January 1, 1998, increased by approximately $3.0 million or 4.9% due primarily to general rent increases and an increase in recoverable income related to an increase in recoverable property expenses as discussed below.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $4.5 million or 23.6% due primarily to the properties acquired or developed after December 31, 1997. Expenses from properties owned prior to January 1, 1998, increased by approximately $1.6 million or 9.2% due primarily to an increase in snow removal and related expenses incurred during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 for properties located in certain of the Consolidated Operating Partnership's metropolitan areas.

      General and administrative expense increased by approximately $.5 million due primarily to the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Prior to March 19, 1998, the Consolidated Operating Partnership capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties.

      Interest expense increased by approximately $5.2 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition of additional properties. The average debt balances outstanding for the three months ended March 31, 1999 and 1998 were approximately $1.2 billion and $.8 billion, respectively.

      Amortization of deferred financing costs increased by approximately $.1 million due primarily to additional amortization of deferred financing costs related to the issuance of additional senior unsecured debt.

      Depreciation and other amortization increased by approximately $3.0 million due primarily to the additional depreciation and amortization related to the properties acquired after December 31, 1997.

      Equity in Income of Other Real Estate Partnerships decreased by approximately $2.3 million due primarily to a decrease in gain on sales of real estate. During the three months ended March 31, 1999, the Other Real Estate Partnerships did not sell any industrial properties. During the three months ended March 31, 1998, the Other Real Estate Partnerships sold five industrial properties and one land parcel for a gain of approximately $2.3 million.

      Equity in income of joint venture of approximately $.1 million for the three months ended March 31, 1999 represents the Consolidated Operating Partnership's 10% income interest in the September 1998 Joint Venture.

      The $1.5 million gain on sales of properties for the three months ended March 31, 1999 resulted from the sale of ten existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.9 million.

      The $.04 million gain on sales of properties for the three months ended March 31, 1998 resulted from the sale of one existing industrial property and one land parcel. Gross proceeds from these sales were approximately $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

      On March 31, 1999, the Consolidated Operating Partnership's restricted cash totaled approximately $10.3 million. Restricted cash was comprised of approximately $10.3 million of net proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 1999

      Net cash provided by operating activities of approximately $33.5 million for the three months ended March 31, 1999 was comprised primarily of net income of approximately $28.0 million, adjustments for non-cash items of approximately $5.3 million and the net change in operating assets and liabilities of approximately $.2 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, offset by equity in income of Other Real Estate Partnerships, equity in income of the September 1998 Joint Venture, the gain on sales of real estate and the effect of the straight-lining of rental income.

      Net cash used in investing activities of approximately $21.5 million for the three months ended March 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, contributions to investment in Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, proceeds from the sales of real estate and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $26.0 million for the three months ended March 31, 1999 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs, offset by net borrowings under the Operating Partnership's $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") and a book overdraft. The general partner of the Operating Partnership manages the cash of the Consolidated Operating Partnership and the Other Real Estate Partnerships on a consolidated basis. On a consolidated basis, the Consolidated Operating Partnership and the Other Real Estate Partnerships have a positive cash balance as of March 31, 1999.

THREE MONTHS ENDED MARCH 31, 1998

      Net cash provided by operating activities of approximately $28.4 million for the three months ended March 31, 1998 was comprised primarily of net income of approximately $24.2 million, adjustments for non-cash items of approximately $2.3 million and the net change in operating assets and liabilities of approximately $1.9 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, offset by equity in income of Other Real Estate Partnerships, the gain on sales of real estate and the effect of the straight-lining of rental income.

      Net cash used in investing activities of approximately $183.1 million for the three months ended March 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate and contributions to investment in Other Real Estate Partnerships, offset by the proceeds from sales of real estate, distributions from investment in Other Real Estate Partnerships and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $152.7 million for the three months ended March 31, 1998 was comprised primarily of preferred general partnership unit contributions and the net proceeds from the issuance of senior unsecured debt, offset by net repayments under the Operating Partnership's 1997 Unsecured Acquisition Facility, Unit (defined below) and preferred general partnership unit distributions and repayments on mortgage loans payable.

RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges and preferred unit distributions was 1.70 for the three months ended March 31, 1999 compared to 1.90 for the three months ended March 31, 1998. The decrease is primarily due to additional interest expense and preferred general partnership unit distributions incurred during the three months ended March 31, 1999 from additional debt issued and preferred general partner contributions, respectively, to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions as discussed in "Results of Operations" above.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At March 31, 1999, $141.6 million (approximately 12% of total debt at March 31, 1999) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 1997 Unsecured Acquisition Facility) and $1,014.3 million (approximately 88% of total debt at March 31, 1999) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

      For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Consolidated Operating Partnership. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Consolidated Operating Partnership's future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Consolidated Operating Partnership until the Consolidated Operating Partnership is required to refinance such debt. See
Note 6 to the consolidated financial statements for a discussion of the maturity dates of the Consolidated Operating Partnership's various fixed rate debt.

      Based upon the amount of variable rate debt outstanding at March 31, 1999, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.8 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 1999 by approximately $52.0 million to $1,116.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 1999 by approximately $57.4 million to $1,226.0 million. A 10% increase in interest rates would decrease the fair value of the Written Options at March 31, 1999 by approximately $2.7 million to $5.6 million. A 10% decrease in interest rates would increase the fair value of the Written Options at March 31, 1999 by approximately $3.3 million to $11.6 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the three months ended March 31, 1999, the Consolidated Operating Partnership acquired one existing industrial property and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $6.4 million, excluding costs incurred in conjunction with the acquisition of the properties.

      The Consolidated Operating Partnership has committed to the construction of seven development projects totaling approximately .6 million square feet of GLA. These developments are expected to be funded with cash flow from operations as well as borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility.

      During the three months ended March 31, 1999, the Consolidated Operating Partnership sold ten existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.9 million. Approximately $4.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Consolidated Operating Partnership sold two of the ten properties to the September 1998 Joint Venture at the Consolidated Operating Partnership's net book value).


      From April 1, 1999 to May 7, 1999, the Consolidated Operating Partnership sold four industrial properties for approximately $13.0 million of gross proceeds.

REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At March 31, 1999, the Consolidated Operating Partnership had 24 industrial properties comprising approximately 3.9 million square feet of GLA held for sale. Income from operations of the 24 industrial properties held for sale for the three months ended March 31, 1999 and 1998 is $3.0 million and

$1.8 million, respectively. Net carrying value of the 24 industrial properties held for sale at March 31, 1999 is approximately $93.1 million. Twenty-three of 24 of these properties were identified as held for sale during the three months ended March 31, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

      During the three months ended March 31, 1999, the Operating Partnership, through a wholly owned limited liability company in which it is the sole member, contributed $.7 million to and received distributions of $.2 million from the September 1998 Joint Venture. As of March 31, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

GENERAL PARTNERSHIP, LIMITED PARTNERSHIP AND PREFERRED GENERAL PARTNERSHIP UNIT CONTRIBUTIONS

      The Operating Partnership has issued general partnership units, limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties. The preferred general partnership units resulted from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

      During the three months ended March 31, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 837 shares of restricted common stock to certain Directors. Other employees of the Company converted certain employee stock options to 1,129 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of $1.9 million on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

DISTRIBUTIONS

      On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27.1 million. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million.

      On March 31, 1999, the Operating Partnership paid a first quarter distribution of $54.688 per unit on its Series B Cumulative Preferred Units. On March 31, 1999, the Operating Partnership paid a first quarter distribution of $53.906 per unit on its Series C Cumulative Preferred Units. On March 31, 1999, the Operating Partnership paid a first quarter distribution of $49.687 per unit on its Series D Cumulative Preferred Units. On March 31, 1999, the Operating Partnership paid a first quarter distribution of $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 1999 totaled, in the aggregate, approximately $7.2 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. The Consolidated Operating Partnership is also actively considering acquisition and development joint ventures with institutional partners and the disposition of select assets as additional financing strategies. As of March 31, 1999 and May 7, 1999, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may finance the development or acquisition of additional properties through borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility. At March 31, 1999, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 5.84%. As of May 7, 1999, the Operating Partnership had approximately $139.4 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K/A

   Exhibit No      Description
   ----------      -----------

      27 *         Financial Data Schedule

   * Filed herewith.

   Report on Form 8-K/A:
   ---------------------
     Report on Form 8-K/A No. 1, dated November 6, 1998, filed January 11, 1999 relating to (i) the acquisition of 70 industrial properties by the Operating Partnership, (ii) four industrial properties by the Other Real Estate Partnerships and (iii) the acquisition of 111 industrial properties by a joint venture arrangement, entered into on September 28, 1998, between the Operating Partnership, through a limited liability company in which it is the sole member, and an institutional investor. The report includes Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Operating Partnership.

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


                             FIRST INDUSTRIAL, L.P.
                             BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                             ITS SOLE GENERAL PARTNER

Date: May 11, 1999           By:  /s/ Michael J. Havala
                                  -----------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No         Description
----------         -----------
      27 *         Financial Data Schedule


   *  Filed herewith.