Form 10-Q
period 1999-06-30
FIRST INDUSTRIAL LP
filed 1999-08-09
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                               ------------------
                        Commission File Number 333-21873
                               ------------------


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999


                                      INDEX




                                                                                                       PAGE
                                                                                                       ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..........................     2

     Consolidated Statements of Operations for the Six Months Ended June 30, 1999
     and June 30, 1998..............................................................................     3

     Consolidated Statements of Operations for the Three Months Ended June 30, 1999
     and June 30, 1998..............................................................................     4

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
     and June 30, 1998..............................................................................     5

     Notes to Consolidated Financial Statements ....................................................  6-14

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................... 15-23

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................    23


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................................................    24
   Item 2.  Changes in Securities...................................................................    24
   Item 3.  Defaults Upon Senior Securities.........................................................    24
   Item 4.  Submission of Matters to a Vote of Security Holders.....................................    24
   Item 5.  Other Information.......................................................................    24
   Item 6.  Exhibits and Report on Form 8-K.........................................................    24


SIGNATURE...........................................................................................    25


EXHIBIT INDEX.......................................................................................    26



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                          June 30,      December 31,
                                                            1999            1998
                                                        ------------    ------------
                                         ASSETS
Assets:
   Investment in Real Estate:
      Land ..........................................   $    318,819    $    323,363
      Buildings and Improvements ....................      1,779,826       1,794,611
      Furniture, Fixtures and Equipment .............          1,353           1,353
      Construction in Progress ......................         28,777          14,138
      Less: Accumulated Depreciation ................       (165,703)       (145,435)
                                                        ------------    ------------
        Net Investment in Real Estate ...............      1,963,072       1,988,030

   Investment in Other Real Estate Partnerships .....        385,138         368,364
   Cash and Cash Equivalents ........................            715          13,946
   Restricted Cash ..................................         35,597           7,680
   Tenant Accounts Receivable, Net ..................         12,094           9,755
   Investment in Joint Venture ......................          5,117           4,458
   Deferred Rent Receivable .........................         12,842          11,150
   Deferred Financing Costs, Net ....................         10,303          10,458
   Prepaid Expenses and Other Assets, Net ...........         56,017          56,820
                                                        ------------    ------------
        Total Assets ................................   $  2,480,895    $  2,470,661
                                                        ============    ============

                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage Loans Payable, Net ......................   $     65,199    $     66,065
   Senior Unsecured Debt, Net .......................        948,641         948,595
   Acquisition Facility Payable .....................        158,100         134,800
   Accounts Payable and Accrued Expenses ............         60,472          68,198
   Rents Received in Advance and Security Deposits...         18,148          16,363
   Distributions Payable ............................         27,157          27,081
                                                        ------------    ------------
        Total Liabilities ...........................      1,277,717       1,261,102
                                                        ------------    ------------

Commitments and Contingencies .......................             --              --

Partners' Capital:
    General Partner Preferred Units .................        336,990         336,990
    General Partner Units ...........................        686,666         689,923
    Unamortized Value of General Partnership
      Restricted Units ..............................         (4,627)         (3,312)
    Limited Partners' Units ..........................        184,149         185,958
                                                        ------------    ------------
          Total Partners' Capital ...................      1,203,178       1,209,559
                                                        ------------    ------------
          Total Liabilities and Partners' Capital....   $  2,480,895    $  2,470,661
                                                        ============    ============








    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                Six Months      Six Months
                                                                  Ended            Ended
                                                               June 30, 1999   June 30, 1998
                                                               -------------   -------------
Revenues:
   Rental Income ............................................   $    126,806    $    110,730
   Tenant Recoveries and Other Income .......................         33,241          25,608
                                                                ------------    ------------
             Total Revenues .................................        160,047         136,338
                                                                ------------    ------------

Expenses:
   Real Estate Taxes ........................................         25,621          22,668
   Repairs and Maintenance ..................................          8,789           6,514
   Property Management ......................................          4,706           5,436
   Utilities ................................................          3,945           3,639
   Insurance ................................................            360             381
   Other ....................................................          1,793           1,922
   General and Administrative ...............................          6,456           5,982
   Interest .................................................         38,775          30,594
   Amortization of Deferred Financing Costs .................            570             369
   Depreciation and Other Amortization ......................         29,163          25,525
                                                                ------------    ------------
              Total Expenses ................................        120,178         103,030
                                                                ------------    ------------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint
    Venture .................................................         39,869          33,308
Equity in Income of Other Real Estate Partnerships ..........         12,929          14,046
Equity in Income of Joint Venture ...........................            246              --
                                                                ------------    ------------
Income from Operations ......................................         53,044          47,354
Gain on Sales of Real Estate ................................          8,395              93
                                                                ------------    ------------
Income Before Cumulative Effect of Change in Accounting
    Principle ...............................................         61,439          47,447
Cumulative Effect of Change in Accounting Principle .........             --            (719)
                                                                ------------    ------------
Net Income ..................................................         61,439          46,728
Less:  Preferred Unit Distributions .........................        (14,462)        (12,228)
                                                                ------------    ------------
Net Income Available to Unitholders .........................   $     46,977    $     34,500
                                                                ============    ============


Net Income Available to Unitholders Before Cumulative Effect
    of Change in Accounting Principle per Weighted Average
    Unit Outstanding:
           Basic ............................................   $       1.04    $        .81
                                                                ============    ============
           Diluted ..........................................   $       1.04    $        .81
                                                                ============    ============


Net Income Available to Unitholders per Weighted Average Unit
      Outstanding:
           Basic ............................................   $       1.04    $        .80
                                                                ============    ============
           Diluted ..........................................   $       1.04    $        .79
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)



                                                                             Three Months      Three Months
                                                                                Ended             Ended
                                                                             June 30, 1999     June 30, 1998
                                                                             -------------     -------------
Revenues:
   Rental Income .........................................................     $   62,555      $   59,396
   Tenant Recoveries and Other Income ....................................         16,534          13,864
                                                                               ----------      ----------
             Total Revenues ..............................................         79,089          73,260
                                                                               ----------      ----------

Expenses:
   Real Estate Taxes .....................................................         12,573          11,860
   Repairs and Maintenance ...............................................          3,720           3,535
   Property Management ...................................................          2,326           2,951
   Utilities .............................................................          1,749           1,695
   Insurance .............................................................            167             202
   Other .................................................................            898           1,070
   General and Administrative ............................................          3,361           3,363
   Interest ..............................................................         19,457          16,525
   Amortization of Deferred Financing Costs ..............................            322             208
   Depreciation and Other Amortization ...................................         14,571          13,908
                                                                               ----------      ----------
              Total Expenses .............................................         59,144          55,317
                                                                               ----------      ----------

Income from Operations Before Equity in Income of Other Real Estate
  Partnerships and Equity in Income of Joint Venture .....................         19,945          17,943
Equity in Income of Other Real Estate Partnerships .......................          6,521           5,289
Equity  in Income of Joint Venture .......................................            120              --
                                                                               ----------      ----------
Income from Operations ...................................................         26,586          23,232
Gain on Sales of Real Estate .............................................          6,850              50
                                                                               ----------      ----------
Income Before Cumulative Effect of Change in Accounting Principle ........         33,436          23,282
Cumulative Effect of Change in Accounting Principle ......................             --            (719)
                                                                               ----------      ----------
Net Income ...............................................................         33,436          22,563
Less: Preferred Unit Distributions .......................................         (7,231)         (7,230)
                                                                               ----------      ----------
Net Income Available to Unitholders ......................................     $   26,205      $   15,333
                                                                               ==========      ==========

Net Income Available to Unitholders Before Cumulative Effect of Change in
  Accounting Principle per Weighted Average Unit Outstanding:
              Basic ......................................................     $      .58      $      .36
                                                                               ==========      ==========
              Diluted ....................................................     $      .58      $      .36
                                                                               ==========      ==========

Net Income Available to Unitholders per Weighted Average Unit Outstanding:
              Basic ......................................................     $      .58      $      .35
                                                                               ==========      ==========
              Diluted ....................................................     $      .58      $      .35
                                                                               ==========      ==========






    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Six Months Ended  Six Months Ended
                                                               June 30, 1999    June 30, 1998
                                                             ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................  $     61,439      $     46,728
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
   Depreciation ..............................................       26,574            23,140
   Amortization of Deferred Financing Costs ..................          570               369
   Other Amortization ........................................        2,744             2,759
   Equity in Income of Joint Venture .........................         (246)               --
   Equity in Income of Other Real Estate Partnerships ........      (12,929)          (14,046)
   Gain on Sales of Real Estate ..............................       (8,395)              (93)
   Cumulative Effect of Change in Accounting Principle .......           --               719
   Provision for Bad Debts ...................................           --               297
   Increase in Tenant Accounts Receivable and
      Prepaid Expenses and Other Assets ......................       (5,592)          (11,760)
   Increase in Deferred Rent Receivable ......................       (2,288)           (1,862)
   Decrease in Accounts Payable and Accrued Expenses and
      Rents Received  in Advance and Security Deposits .......       (5,188)             (155)
                                                               ------------      ------------
      Net Cash Provided by Operating Activities ..............       56,689            46,096
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and Additions to Investment in Real Estate
      and Closing Costs of Sales of Investment in
      Real Estate ............................................      (67,701)         (379,849)
    Contributions to Investment in Other Real Estate
      Partnerships ...........................................      (39,507)          (58,858)
    Distributions from Investment in Other Real Estate
      Partnerships ...........................................       35,662            10,707
    Contributions to and Investments in Joint Venture .......          (778)               --
    Distributions from Joint Venture ........................           365                --
    Proceeds from Sales of Investment in Real Estate ........        76,567             7,117
    Repayment of Mortgage Loans Receivable ..................           199             1,007
    Increase in Restricted Cash .............................       (27,917)               --
                                                               ------------      ------------
      Net Cash Used in Investing Activities .................       (23,110)         (419,876)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions .......................................            59            35,334
   Unit Distributions .......................................       (54,227)          (44,502)
   Preferred Unit Contributions .............................            --           192,700
   Preferred Unit Distributions .............................       (14,462)          (12,229)
   Repayments on Mortgage Loans Payable .....................          (829)             (723)
   Proceeds from Acquisition Facilities Payable .............        56,600           411,200
   Repayments on Acquisition Facilities Payable .............       (33,300)         (310,500)
   Proceeds from Senior Unsecured Debt ......................            --            99,753
   Other Proceeds from Senior Unsecured Debt ................            --             2,760
   Other Costs of  Senior Unsecured Debt ....................            --            (2,565)
   Debt Issuance Costs and Prepayment Fees ..................          (651)           (1,730)
                                                               ------------      ------------
      Net Cash(Used in) Provided by Financing Activities ....       (46,810)          369,498
                                                               ------------      ------------
   Net Decrease in Cash and Cash Equivalents.................       (13,231)           (4,282)
   Cash and Cash Equivalents, Beginning of Period ...........        13,946             4,995
                                                               ------------      ------------
   Cash and Cash Equivalents, End of Period .................  $        715      $        713
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


1.     ORGANIZATION AND FORMATION OF COMPANY


         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.1% ownership interest at June 30, 1999. The Company also owns preferred units with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.9% aggregate ownership interest at June 30, 1999.

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

      The consolidated financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships and the September 1998 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of June 30, 1999, the Consolidated Operating Partnership owned 865 in-service properties containing an aggregate of approximately 55.6 million square feet of gross leasable area ("GLA"). On a combined basis, as of June 30, 1999, the Other Real Estate Partnerships owned 103 in-service properties containing an aggregate of approximately 11.9 million square feet of GLA.

         Profits, losses and distributions of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or ownership agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

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

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for each of the six months and the three months ended June 30, 1999 and 1998. Actual results could differ from those estimates.

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Consolidated Operating Partnership as of June 30, 1999, the results of its operations and its cash flows for each of the six months and three months ended June 30, 1999 and 1998.

Tenant Accounts Receivable, Net:

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,649 as of June 30, 1999 and December 31, 1998.

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

          Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:


                                                                                       June 30,        December 31,
                                                                                         1999              1998
                                                                                     ------------      ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .........................................     $    435,497      $    419,117
        Other Assets ...........................................................           43,083            41,198
                                                                                     ------------      ------------
                Total Assets ...................................................     $    478,580      $    460,315
                                                                                     ============      ============

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ................................................     $     42,157      $     42,422
        Other Liabilities ......................................................            7,246             5,901
                                                                                     ------------      ------------
                Total Liabilities ..............................................           49,403            48,323
                                                                                     ------------      ------------
        Partners' Capital ......................................................          429,177           411,992
                                                                                     ------------      ------------
                Total Liabilities and Partners' Capital ........................     $    478,580      $    460,315
                                                                                     ============      ============

Condensed Combined Statements of Operations:

                                                                                             Six Months Ended
                                                                                     ------------------------------
                                                                                       June 30,          June 30,
                                                                                         1999              1998
                                                                                     ------------      ------------

Total Revenues .................................................................     $     29,325      $     27,137
Property Expenses ..............................................................           (7,481)           (6,162)
Interest Expense ...............................................................           (1,527)           (1,419)
Amortization of Deferred Financing Costs .......................................              (34)              (32)
Depreciation and Other Amortization ............................................           (5,210)           (4,800)
(Loss) Gain on Sales of Real Estate ............................................              (53)            2,282
Cumulative Effect of Change In Accounting Principle ............................               --              (858)
                                                                                     ------------      ------------
Net Income .....................................................................     $     15,020      $     16,148
                                                                                     ============      ============


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


4.   INVESTMENT IN JOINT VENTURE

     During the six months ended June 30, 1999, the Consolidated Operating Partnership received approximately $1,237 (net of the intercompany elimination) in acquisition, asset management and property management fees from the September 1998 Joint Venture. The Operating Partnership, through a wholly owned limited liability company in which it is the sole member, also invested approximately $778 and received distributions of approximately $365 from the September 1998 Joint Venture. As of June 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

5.   REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At June 30, 1999, the Consolidated Operating Partnership had four industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Three of four of these industrial properties were identified as held for sale during the three months ended June 30, 1999. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the four industrial properties held for sale by the Consolidated Operating Partnership.


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           ------------------------------
                                                               1999             1998
                                                           -------------    -------------
                 Total Revenues                            $       2,317    $       1,366
                 Operating Expenses                                 (703)            (658)
                 Depreciation and Amortization                       (77)            (154)
                                                           -------------    -------------
                 Net Income                                $       1,537    $         554
                                                           =============    =============

                 Net Carrying Value at June 30, 1999       $      15,982
                                                           =============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:


                                                                      ACCRUED INTEREST        INTEREST
                                    OUTSTANDING BALANCE AT                PAYABLE AT           RATE AT
                                  ---------------------------      -----------------------    --------
                                    JUNE 30,    DECEMBER 31,       JUNE 30,   DECEMBER 31,    JUNE 30,        MATURITY
                                      1999          1998             1999         1998          1999            DATE
                                   ----------   ------------       --------   ------------    --------        --------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan.......................  $   34,960     $   35,220       $    218     $       --       7.500%        4/01/03
Assumed Loans....................       8,506          8,661             --             --       9.250%        1/01/13
LB Mortgage Loan II..............         705            705             --             --       8.000%            (1)
Acquisition Mortgage Loan I......       3,731          3,864             --             --       8.500%        8/01/08
Acquisition Mortgage Loan II.....       7,723          7,828             --             51       7.750%        4/01/06
Acquisition Mortgage Loan III....       3,414          3,485             --             26       8.875%        6/01/03
Acquisition Mortgage Loan IV.....       2,454          2,488             --             19       8.950%       10/01/06
Acquisition Mortgage Loan VI.....       1,006 (2)      1,024 (2)         --              7       8.875%       11/01/06
Acquisition Mortgage Loan VII....       1,419 (2)      1,450 (2)         --             11       9.750%        3/15/02
Acquisition Mortgage Loan VIII...       1,281          1,340             --     $        9       8.450%        7/01/09
                                   ----------     ----------       --------     ----------

Total ...........................  $   65,199     $   66,065       $    218     $      123
                                   ==========     ==========       ========     ==========



SENIOR UNSECURED DEBT, NET
2005 Notes ......................  $   50,000     $   50,000       $    383     $      383       6.900%       11/21/05
2006 Notes ......................     150,000        150,000            875            875       7.000%       12/01/06
2007 Notes ......................     149,959 (3)    149,956 (3)      1,457          1,457       7.600%        5/15/07
2011 Notes ......................      99,447 (3)     99,424 (3)        942            942       7.375%        5/15/11 (4)
2017 Notes ......................      99,823 (3)     99,818 (3)        625            625       7.500%       12/01/17
2027 Notes ......................      99,864 (3)     99,862 (3)        914            914       7.150%        5/15/27 (5)
2028 Notes ......................     199,771 (3)    199,768 (3)      7,009          7,051       7.600%        7/15/28
2011 Drs ........................      99,777 (3)     99,767 (3)      1,553          1,553       6.500% (7)    4/05/11 (6)

                                   ----------     ----------       --------     ----------

Total  ..........................  $  948,641     $  948,595       $ 13,758     $   13,800
                                   ==========     ==========       ========     ==========


ACQUISITION FACILITY
PAYABLE
1997 Unsecured Acquisition
Facility.........................  $  158,100     $  134,800       $    802     $      690       5.860%        4/30/01
                                   ==========     ==========       ========     ==========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At June 30, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $62 and $78, respectively. At December 31, 1998, the Acquisition Mortgage loan VI and the Acquisition Mortgage loan VII are net of amoritized premiums of $68 and $100, respectively.
(3)  At June 30, 1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Drs. are net of unamortized discounts of $41, $553, $177, $136, $229 and $223, respectively. At December 31, 1998, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

      The following is a schedule of the stated maturities and scheduled principle payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                                              Amount
                                           --------------
               Remainder of 1999           $          903
               2000                                 1,901
               2001                               160,164
               2002                                 3,463
               2003                                36,620
               Thereafter                         969,403
                                           --------------
               Total                       $    1,172,454
                                           ==============

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

Unit Contributions:

       During the six months ended June 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 1,776 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $2,001 on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

       During the six months ended June 30, 1999, the Operating Partnership issued 1,034,067 non-qualified employee stock options to certain officers, Directors and employees of the Operating Partnership. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

Distributions:

       On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27,081. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per unit, totaling approximately $27,157.

       On March 31, 1999, the Operating Partnership paid a first quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 1999 totaled, in the aggregate, approximately $7,231.

       On June 30, 1999, the Operating Partnership paid a second quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on June 30, 1999 totaled in the aggregate, approximately $7,231.

8.    ACQUISITION OF REAL ESTATE

       During the six months ended June 30, 1999, the Consolidated Operating Partnership acquired three existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $16,484, excluding costs incurred in conjunction with the acquisition of the properties.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

9.    SALES OF REAL ESTATE

          During the six months ended June 30, 1999, the Consolidated Operating Partnership sold 24 existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $76,567. Approximately $4,759 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture at Consolidated Operating Partnership's net book value). The gain on sales of real estate was approximately $8,395.


10.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                                Six Months Ended
                                                                      -------------------------------------
                                                                         June 30,             June 30,
                                                                           1999                 1998
                                                                      ----------------     ----------------
   Interest paid, net of capitalized interest ..................      $         38,610     $         28,243
                                                                      ================     ================
   Interest capitalized.........................................      $          2,464     $          1,907
                                                                      ================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Distribution payable on Units................................      $         27,157     $         23,553
                                                                      ================     ================

EXCHANGE OF LIMITED PARTNERSHIP UNITS FOR GENERAL PARTNERSHIP
UNITS:
    Limited Partnership Units...................................      $           (638)              (3,929)
    General Partnership Units...................................                   638                3,929
                                                                      ----------------     ----------------
                                                                      $             --     $             --
                                                                      ================     ================

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP
UNITS WERE EXCHANGED:
   Purchase of real estate .....................................      $         16,484     $        373,500
   Prepaid(Accrued) real estate taxes and security deposits ....                   (42)              (3,520)
   Mortgage Loans...............................................                    --               (2,525)
   Operating Partnership Units..................................                    --              (33,802)
                                                                      ----------------     ----------------
                                                                      $         16,442     $        333,653
                                                                      ================     ================


IN CONJUNCTION WITH THE DISTRIBUTION OF 173 PROPERTIES FROM
THE FINANCING PARTNERSHIP TO THE OPERATING PARTNERSHIP ON
JANUARY 2, 1998, THE FOLLOWING ASSETS AND LIABILITIES
WERE ASSUMED:
   Investment in real estate....................................                           $        382,190
   Tenant accounts receivable...................................                                      3,017
   Deferred rent receivable.....................................                                      4,689
   Other assets.................................................                                      6,209
   Accounts payable and accrued expenses........................                                     (5,920)
   Rents received in advance and security deposits..............                                     (2,538)
                                                                                           ----------------
   Investment in other real estate partnerships.................                           $        387,647
                                                                                           ================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


11.    EARNINGS PER UNIT ("EPU")


      Net income per weighted average Units - Basic, is based on the weighted average Units outstanding. Net Income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:



                                                                   Six Months Ended          Three Months Ended
                                                                 ---------------------     -----------------------
                                                                 June 30,     June 30,     June 30,      June 30,
                                                                   1999         1998         1999          1998
                                                                 --------     --------     --------     ----------
Numerator:

  Income Before Cumulative Effect of Change in
    Accounting Principle ..............................          $ 61,439     $ 47,447     $ 33,436     $   23,282
  Less: Preferred Distributions .......................           (14,462)     (12,228)      (7,231)        (7,230)
                                                                 --------     --------     --------     ----------
  Net Income Available to Unitholders Before
    Cumulative Effect of Change in Accounting
    Principle - For Basic and Diluted EPU .............            46,977       35,219       26,205         16,052

  Cumulative Effect of Change in Accounting
    Principle .........................................                --         (719)          --           (719)
                                                                 --------     --------     --------     ----------

  Net Income Available to Unitholders - For Basic
    and Diluted EPU ...................................          $ 46,977     $ 34,500     $ 26,205     $   15,333
                                                                 ========     ========     ========     ==========

Denominator:

  Weighted Average Units - Basic ......................            45,222       43,233       45,251         44,069

  Effect of Dilutive Securities:
    Employee Common Stock Options of the Company
    that result in the issuance of general
    partnership units .................................               118          338          151            264
                                                                 --------     --------     --------     ----------

  Weighted Average Units - Diluted ....................            45,340       43,571       45,402         44,333
                                                                 ========     ========     ========     ==========

Basic EPU:

  Net Income Available to Unitholders Before
    Cumulative Effect of Change in Accounting
    Principle .........................................          $   1.04     $    .81     $    .58     $      .36
                                                                 ========     ========     ========     ==========


  Cumulative Effect of Change in Accounting
    Principle .........................................          $     --     $   (.02)    $     --     $     (.02)
                                                                 ========     ========     ========     ==========

  Net Income Available to Unitholders .................          $   1.04     $    .80     $    .58     $      .35
                                                                 ========     ========     ========     ==========

Diluted EPU:

  Net Income Available to Unitholders Before
    Cumulative Effect of Change in Accounting
    Principle .........................................          $   1.04     $    .81     $    .58     $      .36
                                                                 ========     ========     ========     ==========

  Cumulative Effect of Change in Accounting
     Principle ........................................          $     --     $   (.02)    $     --     $     (.02)
                                                                 ========     ========     ========     ==========

  Net Income Available to Unitholders .................          $   1.04     $    .79     $    .58     $      .35
                                                                 ========     ========     ========     ==========

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

      The Consolidated Operating Partnership has committed to the construction of thirteen development projects totaling approximately 2.5 million square feet of GLA for an estimated investment of approximately $83.4 million. Of this amount, approximately $45.0 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's $300,000 unsecured revolving credit facility and proceeds from the sale of select properties.

13.   SUBSEQUENT EVENTS

      From July 1, 1999 to August 4, 1999, the Consolidated Operating Partnership acquired one land parcel for approximately $795, excluding costs incurred in conjunction with the acquisition of this land parcel.

      On July 19, 1999, the Operating Partnership paid a second quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157.

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

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.1% ownership interest at June 30, 1999. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.9% aggregate ownership interest at June 30, 1999.

      The Operating Partnership is the sole member of 23 limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships and the September 1998 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

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


RESULTS OF OPERATIONS

      At June 30, 1999, the Consolidated Operating Partnership owned 865 in-service properties with approximately 55.6 million square feet of gross leasable area ("GLA"), compared to 857 in-service properties with approximately
56.2 million square feet of GLA at June 30, 1998. The addition of 67 properties acquired or developed between July 1, 1998 and June 30, 1999 included the acquisitions of 58 properties totaling approximately 2.0 million square feet of GLA and the completed development of nine properties totaling approximately 1.2 million square feet of GLA. The Consolidated Operating Partnership also sold 58 in-service properties totaling approximately 3.7 million square feet of GLA and several land parcels. The Consolidated Operating Partnership also took one property out of service that was under redevelopment comprising approximately .1 million square feet of GLA.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

      Rental income and tenant recoveries and other income increased by approximately $23.7 million or 17.4% due primarily to the properties acquired or developed after December 31, 1997. Approximately $1.2 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture. Revenues from properties owned prior to January 1, 1998, increased by approximately $5.3 million or 4.7% due primarily to rental rate increases and an increase in recoverable income related to an increase in recoverable property expenses as discussed below.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $4.7 million or 11.5% due primarily to an increase in real estate taxes, repairs and maintenance and utilities expense due to the properties acquired or developed after December 31, 1997, offset by a decrease in property management fees due to a decrease in the operational costs of the regional offices that manage the properties, as well as a decrease in other expenses. Expenses from properties owned prior to January 1, 1998, increased by approximately $1.8 million or 5.5% due primarily to an increase in snow removal and related expenses incurred during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 for properties located in certain of the Consolidated Operating Partnership's metropolitan areas as well as an increase in real estate tax expense in the majority of the Consolidated Operating Partnership's geographical markets.

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

      Interest expense increased by approximately $8.2 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the six months ended June 30, 1999 and 1998 were approximately $1.2 billion and $.9 billion, respectively.

      Amortization of deferred financing costs increased by approximately $.2 million due primarily to additional amortization of deferred financing costs related to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

      Depreciation and other amortization increased by approximately $3.6 million due primarily to the additional depreciation and amortization related to the properties acquired after December 31, 1997.

      Equity in income of Other Real Estate Partnerships decreased by approximately $1.1 million due primarily to a decrease in gain on sales of real estate, offset by additional income from properties purchased subsequent to December 31, 1997, the write off in the second quarter of 1998 of the unamoritized balance of organizational costs on the Other Real Estate Partnerships' balance sheet due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (discussed below) and general rent increases. During the six months ended June 30, 1999, the Other Real Estate Partnerships sold one industrial property. During the six months ended June 30, 1998, the Other Real Estate Partnerships sold five industrial properties and one land parcel for a gain of approximately $2.3 million.

      Equity in income of joint venture of approximately $.2 million for the six months ended June 30, 1999 represents the Consolidated Operating Partnership's 10% income interest in the September 1998 Joint Venture.

      The $8.4 million gain on sales of properties for the six months ended June 30, 1999 resulted from the sale of 24 existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $76.6 million.

      The $.1 million gain on sales of properties for the six months ended June 30, 1998 resulted from the sale of two existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $7.1 million.

      The $.7 million cumulative effect of change in accounting principle for the six months ended June 30, 1998 is the result of the write off of the unamoritized balance of organizational costs on the Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamoritized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

      Rental income and tenant recoveries and other income increased by approximately $5.8 million or 8.0% due primarily to the properties acquired or developed after March 31, 1998. Approximately $.5 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture. Revenues from properties owned prior to April 1, 1998, increased by approximately $2.2 million or 3.5% due primarily to rental rate increases and an increase in recoverable income related to an increase in recoverable property expenses as discussed below.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged (real estate taxes and repairs and maintenance expense increased due primarily to the properties acquired or developed after March 31, 1998, offset almost in its entirety by a decrease in property management fees due to a decrease in the operational costs of the regional offices that manage the properties, as well as a decrease in other expenses). Expenses from properties owned prior to April 1, 1998, increased by approximately $.2 million or 1.4% due primarily to an increase in real estate tax expense in the majority of the Consolidated Operating Partnership's geographical markets.

      General and administrative expense remained relatively unchanged.

      Interest expense increased by approximately $2.9 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the three months ended June 30, 1999 and 1998 were approximately $1.2 billion and $1.0 billion, respectively.

      Amortization of deferred financing costs increased by approximately $.1 million due primarily to additional amortization of deferred financing costs related to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

      Depreciation and other amortization increased by approximately $.7 million due primarily to the additional depreciation and amortization related to the properties acquired after March 31, 1998.

      Equity in income of Other Real Estate Partnerships increased by approximately $1.2 million due primarily to additional income from properties acquired subsequent to March 31, 1998, the write off in the second quarter of 1998 of the unamoritized balance of organizational costs on the Other Real Estate Partnerships' balance sheet due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (discussed below) and general rent increases.

      Equity in income of joint venture of approximately $.1 million for the three months ended June 30, 1999 represents the Consolidated Operating Partnership's 10% income interest in the September 1998 Joint Venture.

      The $6.9 million gain on sales of properties for the three months ended June 30, 1999 resulted from the sale of 14 existing industrial properties. Gross proceeds from these sales were approximately $52.7 million.

      The $.1 million gain on sales of properties for the three months ended June 30, 1998 resulted from the sale of one existing industrial property. Gross proceeds from this sale was approximately $5.3 million.

      The $.7 million cumulative effect of change in accounting principle for the three months ended June 30, 1998 is the result of the write off the unamoritized balance of organizational costs on the Operating Partnership's balance sheet due to the early adoption of SOP 98-5, as discussed earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

      On June 30, 1999, the Consolidated Operating Partnership's cash and cash equivalents was approximately $.7 million and restricted cash totaled approximately $35.6 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 1999

      Net cash provided by operating activities of approximately $56.7 million for the six months ended June 30, 1999 was comprised primarily of net income of approximately $61.4 million and adjustments for non-cash items of approximately $6.0 million, offset by the net change in operating assets and liabilities of approximately $10.7 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, offset by equity in income of Other Real Estate Partnerships, equity in income of the September 1998 Joint Venture, the gain on sales of real estate and the effect of the straight-lining of rental income.

      Net cash used in investing activities of approximately $23.1 million for the six months ended June 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, contributions to investment in Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, proceeds from the sales of real estate and the repayment of mortgage loans receivable.

      Net cash used in financing activities of approximately $46.8 million for the six months ended June 30, 1999 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs, offset by Unit contributions and net borrowings under the Operating Partnership's $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

SIX MONTHS ENDED JUNE 30, 1998

      Net cash provided by operating activities of approximately $46.1 million for the six months ended June 30, 1998 was comprised primarily of net income of approximately $46.7 million, adjustments for non-cash items of approximately $11.3 million, offset by the net change in operating assets and liabilities of approximately $11.9 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, provision for bad debts and cumulative effect of change in accounting principle, offset by equity in income of Other Real Estate Partnerships, the gain on sales of real estate and the effect of the straight-lining of rental income.

      Net cash used in investing activities of approximately $419.9 million for the six months ended June 30, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate and contributions to investment in Other Real Estate Partnerships, offset by the proceeds from sales of real estate, distributions from investment in Other Real Estate Partnerships and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $369.5 million for the six months ended June 30, 1998 was comprised primarily of preferred general partnership unit contributions and the net borrowings from the issuance of senior unsecured debt, offset by net repayments under the Operating Partnership's 1997 Unsecured Acquisition Facility, Unit (defined below) and preferred general partnership unit distributions and repayments on mortgage loans payable.

RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges and preferred unit distributions was 1.64 for the six months ended June 30, 1999 compared to 1.74 for the six months ended June 30, 1998. The decrease is primarily due to additional interest expense and preferred general partnership unit distributions incurred during the six months ended June 30, 1999 from additional debt issued and preferred general partner contributions, respectively, issued after December 31, 1997 to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions as discussed in "Results of Operations" above.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At June 30, 1999, $158.1 million (approximately 13% of total debt at June 30, 1999) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 1997 Unsecured Acquisition Facility) and $1,013.8 million (approximately 87% of total debt at June 30, 1999) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at June 30, 1999, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 1999 by approximately $50.8 million to $936.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 1999 by approximately $56.4 million to $1,043.9 million. A 10% increase in interest rates would decrease the fair value of the Written Options at June 30, 1999 by approximately $2.5 million to $3.2 million. A 10% decrease in interest rates would increase the fair value of the Written Options at June 30, 1999 by approximately $3.4 million to $9.1 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the six months ended June 30, 1999, the Consolidated Operating Partnership acquired three existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $16.5 million, excluding costs incurred in conjunction with the acquisition of the properties.

      The Consolidated Operating Partnership has committed to the construction of thirteen development projects totaling approximately 2.5 million square feet of GLA for an estimated investment of approximately $83.4 million. Of this amount, approximately $45.0 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties.

      During the six months ended June 30, 1999, the Consolidated Operating Partnership sold 24 existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $76.6 million. Approximately $4.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture at the Consolidated Operating Partnership's net book value).


      From July 1, 1999 to August 4, 1999, the Consolidated Operating Partnership acquired one land parcel for approximately $.8 million, excluding costs incurred in conjunction with the acquisition of this land parcel.

REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At June 30, 1999, the Consolidated Operating Partnership had four industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Net income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the industrial properties held for sale for the six months ended June 30, 1999 and 1998 is approximately $1.5 million and $.6 million, respectively. Net carrying value of the four industrial properties held for sale at June 30, 1999 is approximately $16.0 million. Three of four of these industrial properties were identified as held for sale during the three months ended June 30, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

      During the six months ended June 30, 1999, the Operating Partnership, through a wholly owned limited liability company in which it is the sole member, contributed approximately $.7 million to and received distributions of approximately $.4 million from the September 1998 Joint Venture. As of June 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

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


Unit Contributions:

      During the six months ended June 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 1,776 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $2.0 million on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

      During the six months ended June 30,1999, the Company issued 1,034,067 non-qualified employee stock options to certain officers, Directors and employees of the Operating Partnership. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

DISTRIBUTIONS

      On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27.1 million. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million. On July 19, 1999, the Operating Partnership paid a second quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million.

      On March 31, 1999, the Operating Partnership paid a first quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 1999 totaled, in the aggregate, approximately $7.2 million.

      On June 30, 1999, the Operating Partnership paid a second quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on June 30, 1999 totaled, in the aggregate, approximately $7.2 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. The Consolidated Operating Partnership is also actively considering joint ventures with institutional partners and the disposition of select assets as additional financing strategies. As of June 30, 1999 and August 4, 1999, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may finance the development or acquisition of additional properties through borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility. At June 30, 1999, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 5.8%. As of August 4, 1999, the Operating Partnership had approximately $115.2 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.

YEAR 2000 COMPLIANCE

      The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

      The Consolidated Operating Partnership has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Consolidated Operating Partnership is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Consolidated Operating Partnership. In addition, the Consolidated Operating Partnership is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Consolidated Operating Partnership. The Consolidated Operating Partnership has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Consolidated Operating Partnership. The Consolidated Operating Partnership is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. As of June 30, 1999, tenants representing 36% of annual base rent of the Consolidated Operating Partnership have replied. Of the tenant surveys received as of June 30, 1999, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Consolidated Operating Partnership is still seeking confirmation of Year 2000 compliance from the tenants who have not yet responded to the tenant survey. Until such time the Consolidated Operating Partnership cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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

     While the Consolidated Operating Partnership believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Consolidated Operating Partnership has been or will be successful in identifying and assessing Year 2000 issues, or that, to the extent identified, the Consolidated Operating Partnership's efforts to remediate such issues will be effective such that Year 2000 issues will not have a material adverse effect on the Consolidated Operating Partnership's business, financial condition, results of operation or liquidity.

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

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   Exhibit No.    Description

      27 *         Financial Data Schedule

   *     Filed herewith.

  Report on Form 8-K:
    None.

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


                                     FIRST INDUSTRIAL, L.P.
                                     BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                     ITS SOLE GENERAL PARTNER

Date: August 4, 1999                 By:  /s/ Michael J. Havala
                                        ----------------------------------------
                                          Michael J. Havala
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
      27 *        Financial Data Schedule


     *        Filed herewith.