Form 10-Q
period 1999-09-30
FIRST INDUSTRIAL LP
filed 1999-11-12
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                                 PAGE
                                                                                                 ----
PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 .............       2

     Consolidated Statements of Operations for the Nine Months Ended September 30, 1999
     and September 30, 1998 .................................................................       3

     Consolidated Statements of Operations for the Three Months Ended September 30, 1999
     and September 30, 1998 .................................................................       4

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
     and September 30, 1998 .................................................................       5

     Notes to Consolidated Financial Statements .............................................    6-15

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...........................................................   16-25

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................      25


PART II:  OTHER INFORMATION

    Item 1.  Legal Proceedings ..............................................................      26
    Item 2.  Changes in Securities ..........................................................      26
    Item 3.  Defaults Upon Senior Securities ................................................      26
    Item 4.  Submission of Matters to a Vote of Security Holders ............................      26
    Item 5.  Other Information ..............................................................      26
    Item 6.  Exhibits and Report on Form 8-K ................................................      26


SIGNATURE ...................................................................................      27


EXHIBIT INDEX ...............................................................................      28

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      September 30,  December 31,
                                                                         1999           1998
                                                                      -------------  -----------
                                               ASSETS
Assets:
   Investment in Real Estate:
   Land ...........................................................   $   315,065    $   323,363
   Buildings and Improvements .....................................     1,741,675      1,794,611
   Furniture, Fixtures and Equipment ..............................         1,353          1,353
   Construction in Progress .......................................        50,409         14,138
   Less: Accumulated Depreciation .................................      (167,511)      (145,435)
                                                                      -----------    -----------
              Net Investment in Real Estate .......................     1,940,991      1,988,030

   Investment in and Advances to Other Real Estate Partnerships ...       395,198        368,364
   Cash and Cash Equivalents ......................................          --           13,946
   Restricted Cash ................................................        12,430          7,680
   Tenant Accounts Receivable, Net ................................        11,305          9,755
   Investment in Joint Ventures ...................................         6,740          4,458
   Deferred Rent Receivable .......................................        13,511         11,150
   Deferred Financing Costs, Net ..................................        10,121         10,458
   Prepaid Expenses and Other Assets, Net .........................        56,654         56,820
                                                                      ===========    ===========
              Total Assets ........................................   $ 2,446,950    $ 2,470,661
                                                                      ===========    ===========

                                  LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ....................................   $    63,439    $    66,065
   Senior Unsecured Debt, Net .....................................       948,666        948,595
   Acquisition Facility Payable ...................................        95,600        134,800
   Accounts Payable and Accrued Expenses ..........................        78,668         68,198
   Rents Received in Advance and Security Deposits ................        18,718         16,363
   Distributions Payable ..........................................        27,157         27,081
                                                                      -----------    -----------
              Total Liabilities ...................................     1,232,248      1,261,102
                                                                      -----------    -----------

Commitments and Contingencies .....................................          --             --

Partners' Capital:
   General Partner Preferred Units ................................       336,990        336,990
   General Partner Units ..........................................       697,414        689,923
   Unamortized Value of General Partnership Restricted Units ......        (4,321)        (3,312)
   Limited Partners' Units ........................................       184,619        185,958
                                                                      -----------    -----------
              Total Partners' Capital .............................     1,214,702      1,209,559
                                                                      -----------    -----------
              Total Liabilities and Partners' Capital .............   $ 2,446,950    $ 2,470,661
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                         Nine Months               Nine Months
                                                                             Ended                     Ended
                                                                       September 30, 1999        September 30, 1998
                                                                       ------------------        ------------------
Revenues:
   Rental Income ....................................................     $ 188,641                 $ 173,540
   Tenant Recoveries and Other Income ...............................        50,269                    39,956
                                                                          ---------                 ---------
             Total Revenues .........................................       238,910                   213,496
                                                                          ---------                 ---------

Expenses:
   Real Estate Taxes ................................................        37,534                    35,320
   Repairs and Maintenance ..........................................        11,828                     9,991
   Property Management ..............................................         6,882                     8,543
   Utilities ........................................................         5,842                     5,758
   Insurance ........................................................           525                       596
   Other ............................................................         2,713                     2,965
   General and Administrative .......................................         9,838                     9,830
   Interest .........................................................        58,266                    49,401
   Amortization of Deferred Financing Costs .........................           919                       610
   Depreciation and Other Amortization ..............................        43,495                    39,804
                                                                          ---------                 ---------
              Total Expenses ........................................       177,842                   162,818
                                                                          ---------                 ---------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ......        61,068                    50,678
Equity in Income of Other Real Estate Partnerships ..................        35,677                    21,489
Equity in Income of Joint Ventures ..................................           372                      --
                                                                          ---------                 ---------
Income from Operations ..............................................        97,117                    72,167
Gain on Sales of Real Estate ........................................         9,904                       692
                                                                          ---------                 ---------
Income Before Cumulative Effect of Change in Accounting
    Principle .......................................................       107,021                    72,859
Cumulative Effect of Change in Accounting Principle .................          --                        (719)
                                                                          ---------                 ---------
Net Income ..........................................................       107,021                    72,140
Less:  Preferred Unit Distributions .................................       (21,693)                  (19,458)
                                                                          =========                 =========
Net Income Available to Unitholders .................................     $  85,328                 $  52,682
                                                                          =========                 =========

Net Income Available to Unitholders Before Cumulative Effect of
    Change in Accounting Principle per Weighted Average Unit
    Outstanding:
           Basic ....................................................     $    1.89                 $    1.22
                                                                          =========                 =========
           Diluted ..................................................     $    1.88                 $    1.21
                                                                          =========                 =========

Net Income Available to Unitholders per Weighted Average Unit
      Outstanding:
           Basic ....................................................     $    1.89                 $    1.20
                                                                          =========                 =========
           Diluted ..................................................     $    1.88                 $    1.20
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                                                Three Months       Three Months
                                                                                    Ended              Ended
                                                                                September 30,      September 30,
                                                                                     1999               1998
                                                                                -------------      -------------
Revenues:
   Rental Income ...........................................................      $ 61,835             $ 62,810
   Tenant Recoveries and Other Income ......................................        17,028               14,348
                                                                                  --------             --------
             Total Revenues ................................................        78,863               77,158
                                                                                  --------             --------
Expenses:
   Real Estate Taxes .......................................................        11,913               12,652
   Repairs and Maintenance .................................................         3,039                3,477
   Property Management .....................................................         2,176                3,107
   Utilities ...............................................................         1,897                2,119
   Insurance ...............................................................           165                  215
   Other ...................................................................           920                1,043
   General and Administrative ..............................................         3,382                3,848
   Interest ................................................................        19,491               18,807
   Amortization of Deferred Financing Costs ................................           349                  241
   Depreciation and Other Amortization .....................................        14,332               14,279
                                                                                  --------             --------
              Total Expenses ...............................................        57,664               59,788
                                                                                  --------             --------

Income from Operations Before Equity in Income of Other Real Estate
  Partnerships and Equity in Income of Joint Ventures ......................        21,199               17,370
Equity in Income of Other Real Estate Partnerships .........................        22,748                7,443
Equity in Income of Joint Ventures .........................................           126                 --
                                                                                  --------             --------
Income from Operations .....................................................        44,073               24,813
Gain on Sales of Real Estate ...............................................         1,509                  599
                                                                                  --------             --------
Net Income .................................................................        45,582               25,412
Less: Preferred Unit Distributions .........................................        (7,231)              (7,230)
                                                                                  --------             --------
Net Income Available to Unitholders ........................................      $ 38,351             $ 18,182
                                                                                  ========             ========

Net Income Available to Unitholders per Weighted Average Unit Outstanding:
              Basic ........................................................      $    .85             $    .41
                                                                                  ========             ========
              Diluted ......................................................      $    .85             $    .41
                                                                                  ========             ========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Nine Months Ended       Nine Months Ended
                                                                         September 30, 1999      September 30, 1998
                                                                         ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................................      $ 107,021                $  72,140
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
  Depreciation .......................................................         39,559                   35,889
  Amortization of Deferred Financing Costs ...........................            919                      610
  Other Amortization .................................................          4,071                    4,437
  Equity in Income of Other Real Estate Partnerships .................        (35,677)                 (21,489)
  Distributions from Other Real Estate Partnerships ..................         35,677                   16,250
  Equity in Income of Joint Ventures .................................           (372)                    --
  Distributions from Joint Ventures ..................................            372                     --
  Gain on Sales of Real Estate .......................................         (9,904)                    (692)
  Cumulative Effect of Change in Accounting Principle ................           --                        719
  Provision for Bad Debts ............................................           --                        649
  Increase in Tenant Accounts Receivable and Prepaid
    Expenses and Other Assets ........................................         (7,451)                 (22,804)
  Increase in Deferred Rent Receivable ...............................         (3,137)                  (2,417)
  Increase in Accounts Payable and Accrued Expenses and
    Rents Received in Advance and Security Deposits ..................          9,764                   25,389
                                                                            ---------                ---------
    Net Cash Provided by Operating Activities ........................        140,842                  108,681
                                                                            ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate ...............       (122,568)                (466,945)
  Net Proceeds from Sales of Investment in Real Estate ...............        133,913                   12,986
  Contributions to and Investments in Other Real Estate
    Partnerships .....................................................       (104,863)                 (81,576)
  Distributions from Investment in Other Real Estate
    Partnerships .....................................................         87,152                     --
  Contributions to and Investments in Joint Ventures .................         (2,528)                    --
  Distributions from Joint Ventures ..................................            246                     --
  Repayment of Mortgage Loans Receivable .............................            314                    1,063
  Increase in Restricted Cash ........................................         (4,750)                  (2,138)
                                                                            ---------                ---------
    Net Cash Used in Investing Activities ............................        (13,084)                (536,610)
                                                                            ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Unit Contributions .................................................           --                     35,571
  Unit Distributions .................................................        (81,380)                 (68,057)
  Preferred Unit Contributions .......................................             59                  192,700
  Preferred Unit Distributions .......................................        (21,693)                 (19,458)
  Repayments on Mortgage Loans Payable ...............................         (2,588)                  (1,095)
  Proceeds from Acquisition Facilities Payable .......................         82,100                  505,000
  Repayments on Acquisition Facilities Payable .......................       (121,300)                (505,600)
  Proceeds from Senior Unsecured Debt ................................           --                    299,517
  Other Proceeds from Senior Unsecured Debt ..........................           --                      2,760
  Other Costs of  Senior Unsecured Debt ..............................           --                    (11,890)
  Book Overdraft .....................................................          3,910                     --
  Debt Issuance Costs and Prepayment Fees ............................           (812)                  (3,912)
                                                                            ---------                ---------
         Net Cash (Used in) Provided by Financing Activities .........       (141,704)                 425,536
                                                                            ---------                ---------
  Net Decrease in Cash and Cash Equivalents ..........................        (13,946)                  (2,393)
  Cash and Cash Equivalents, Beginning of Period .....................         13,946                    4,995
                                                                            =========                =========
  Cash and Cash Equivalents, End of Period ...........................      $    --                  $   2,602
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


1.       ORGANIZATION AND FORMATION OF COMPANY


         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.2% ownership interest at September 30, 1999. The Company also owns preferred units with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.8% aggregate ownership interest at September 30, 1999.

         The Operating Partnership is the sole member of limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as at least a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture").

      The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. First Industrial Securities Corporation, the general partner of one of the Other Real Estate Partnerships (First Industrial Securities, L.P.), also owns a preferred limited partnership interest in First Industrial Securities L.P. which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

      The consolidated financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined) are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of September 30, 1999, the Consolidated Operating Partnership owned 855 in-service properties containing an aggregate of approximately 54.0 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 1999, the Other Real Estate Partnerships owned 95 in-service properties containing an aggregate of approximately 11.2 million square feet of GLA.

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

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for each of the nine months and the three months ended September 30, 1999 and 1998. Actual results could differ from those estimates.

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Consolidated Operating Partnership as of September 30, 1999, the results of its operations and its cash flows for each of the nine months and three months ended September 30, 1999 and 1998.

Tenant Accounts Receivable, Net:

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,649 as of September 30, 1999 and December 31, 1998, respectively.

Reclassification:

Certain 1998 items have been reclassified to conform to the 1999 presentation.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


3.       INVESTMENT IN OTHER REAL ESTATE PARTNERSHIPS

         The Investment in Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interest in the entities described in
Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                           September 30,   December 31,
                                                               1999           1998
                                                           ------------    -----------
                   ASSETS
Assets:
        Investment in Real Estate, Net ...................   $415,360        $419,117
        Other Assets .....................................     71,801          41,198
                                                             ========        ========
                Total Assets .............................   $487,161        $460,315
                                                             ========        ========
               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ..........................   $ 42,029        $ 42,422
        Other Liabilities ................................     35,595           5,901
                                                             --------        --------
                 Total Liabilities .......................     77,624          48,323
                                                             --------        --------
        Partners' Capital ................................    409,537         411,992
                                                             ========        ========
                 Total Liabilities and Partners' Capital .   $487,161        $460,315
                                                             ========        ========

Condensed Combined Statements of Operations:

                                                                Nine Months Ended
                                                           ---------------------------
                                                           September 30,   December 31,
                                                               1999           1998
                                                           ------------    -----------
Total Revenues .........................................    $ 44,578         $ 42,292
Property Expenses ......................................     (10,641)          (9,755)
General and Administrative .............................        (136)
Interest Expense .......................................      (2,300)          (2,192)
Amortization of Deferred Financing Costs ...............         (50)             (50)
Depreciation and Other Amortization ....................      (7,911)          (7,167)
Gain on Sales of Real Estate ...........................      15,437            2,376
Cumulative Effect of Change In Accounting Principle ....        --               (858)
                                                            ========         ========
Net Income .............................................    $ 38,977         $ 24,646
                                                            ========         ========


         On August 19, 1999, the Operating Partnership contributed three industrial properties with a net book value of $9,123 to First Industrial Securities, L.P.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


4.   INVESTMENT IN JOINT VENTURES

     During the nine months ended September 30, 1999, the Consolidated Operating Partnership received approximately $1,768 (net of the intercompany elimination) in acquisition, asset management and property management fees from the September 1998 Joint Venture. The Operating Partnership, through a wholly owned limited liability company in which it is the sole member, also invested approximately $778 and received distributions of approximately $618 from the September 1998 Joint Venture. As of September 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

     On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after October 2001, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership received approximately $907, (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Operating Partnership, through a wholly owned limited liability company in which it is the sole member, also invested approximately $1,750 in the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of September 30, 1999, the September 1999 Joint Venture owned 39 industrial properties compromising approximately 1.2 million square feet of GLA.

5.   REAL ESTATE HELD FOR SALE

     The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At September 30, 1999, the Consolidated Operating Partnership had four industrial properties comprising approximately .9 million square feet of GLA held for sale. Two of four of these industrial properties were identified as held for sale during the three months ended September 30, 1999. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the four industrial properties held for sale by the Consolidated Operating Partnership.

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
          Total Revenues                                 $  3,204      $  2,479
          Operating Expenses                               (1,018)         (998)
          Depreciation and Amortization                      (234)         (232)
                                                         ========      ========
          Net Income                                     $  1,952      $  1,249
                                                         ========      ========
          Net Carrying  Value at September  30, 1999     $ 20,805
                                                         ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     On November 5, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,348 (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII was collateralized by three properties in Richland Hills, Texas, bore interest at a fixed rate of 8.45% and provided for monthly principal and interest payments based on a 143-month amortization schedule. On August 2, 1999, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan VIII.

     The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:

                                   OUTSTANDING  BALANCE AT          ACCRUED INTEREST PAYABLE AT      INTEREST RATE AT
                                ------------------------------      ----------------------------     ----------------
                                SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,   DECEMBER 31,       SEPTEMBER 30,    MATURITY
                                   1999              1998               1999           1998                1999           DATE
                                ------------      ------------      ------------    ------------       ------------    ----------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan. ..................   $  34,745        $    35,220       $       ---      $      ---            7.500%        4/01/03
Assumed Loans.................       8,426              8,661               ---             ---            9.250%        1/01/13
LB Mortgage Loan II...........         705                705               ---             ---            8.000%            (1)
Acquisition Mortgage Loan I...       3,662              3,864               ---             ---            8.500%        8/01/08
Acquisition Mortgage Loan II..       7,677              7,828               ---              51            7.750%        4/01/06
Acquisition Mortgage Loan III.       3,382              3,485               ---              26            8.875%        6/01/03
Acquisition Mortgage Loan IV..       2,439              2,488               ---              19            8.950%       10/01/06
Acquisition Mortgage Loan VI..         998  (2)         1,024  (2)          ---               7            8.875%       11/01/06
Acquisition Mortgage Loan VII.       1,405  (2)         1,450  (2)          ---              11            9.750%        3/15/02
Acquisition Mortgage Loan VIII         ---              1,340               ---               9            8.450%            (3)
                                 ----------       ------------      ------------    ------------
Total ........................   $  63,439        $    66,065       $       ---      $      123
                                 ==========       ============      ============    ============

SENIOR UNSECURED DEBT, NET
2005 Notes ...................   $  50,000        $    50,000       $     1,246      $      383            6.900%       11/21/05
2006 Notes ...................     150,000            150,000             3,500             875            7.000%       12/01/06
2007 Notes ...................     149,960  (4)       149,956  (4)        4,307           1,457            7.600%        5/15/07
2011 Notes ...................      99,459  (4)        99,424  (4)        2,786             942            7.375%        5/15/11 (5)
2017 Notes ...................      99,826  (4)        99,818  (4)        2,500             625            7.500%       12/01/17
2027 Notes ...................      99,866  (4)        99,862  (4)        2,701             914            7.150%        5/15/27 (6)
2028 Notes ...................     199,774  (4)       199,768  (4)        3,209           7,051            7.600%        7/15/28
2011 Drs .....................      99,781  (4)        99,767  (4)        3,178           1,553            6.500%  (8)   4/05/11 (7)
                                 ----------       ------------      ------------    ------------
Total  .......................   $ 948,666        $   948,595       $    23,427      $   13,800
                                 ==========       ============      ============    ============

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
  Facility....................   $  95,600        $   134,800       $       793      $      690             6.26%        4/30/01
                                 ==========       ============      ============     ===========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At September 30, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $59 and $71, respectively. At December 31, 1998, the Acquisition Mortgage loan VI and the Acquisition Mortgage loan VII are net of amoritized premiums of $68 and $100, respectively.
(3)  The Acquisition Mortgage Loan VIII was paid off and retired on August 2,
     1999.
(4) At September 30, 1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $40, $541, $174, $134, $226 and $219, respectively. At December 31, 1998, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamoritized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                   Amount
                                                --------------
                    Remainder of 1999           $         389
                    2000                                1,788
                    2001                               97,541
                    2002                                3,329
                    2003                               36,474
                    Thereafter                        968,683
                                                ==============
                    Total                       $   1,108,204
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

Unit Contributions:

     During the nine months ended September 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 2,595 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $2,024 on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the nine months ended September 30, 1999, the Operating Partnership issued 1,041,567 non-qualified employee stock options to certain officers, Directors and employees of the Operating Partnership. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

Distributions:

     On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27,081. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157. On July 19, 1999, the Operating Partnership paid a second quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157. On October 18, 1999, the Operating Partnership paid a third quarter distribution of $.60 per Unit, totaling approximately $27,157.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


7.   PARTNERS' CAPITAL, CONTINUED

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

     On June 30, 1999, the Operating Partnership paid a second quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on June 30, 1999 totaled, in the aggregate, approximately $7,231.

     On September 30, 1999, the Operating Partnership paid a third quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on September 30, 1999 totaled, in the aggregate, approximately $7,231.

8.   ACQUISITION OF REAL ESTATE

     During the nine months ended September 30, 1999, the Consolidated Operating Partnership acquired 15 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $56,840, excluding costs incurred in conjunction with the acquisition of the properties and land parcels. Approximately $32,411 of the aggregate purchase price of these acquisitions was paid to First Industrial Development Services, L.P. (the Consolidated Operating Partnership acquired 10 industrial properties from First Industrial Development Services, L.P. at its approximate net book value).

9.   SALES OF REAL ESTATE

     During the nine months ended September 30, 1999, the Consolidated Operating Partnership sold 40 industrial properties and two land parcels. Gross proceeds from these sales were approximately $140,400. Approximately $4,759 and $3,774 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and one property to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value). The gain on sales of real estate was approximately $9,904.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


10.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                     Nine Months Ended
                                                                               --------------------------------
                                                                               September 30,       September 30,
                                                                                  1999                 1998
                                                                               ------------        ------------
   Interest paid, net of capitalized interest ...........................      $    48,659         $     30,428
                                                                               ===========         ============
   Interest capitalized..................................................      $     3,893         $      2,628
                                                                               ===========         ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Distribution payable on Units.........................................      $    27,157               23,735
                                                                               ===========         ============
EXCHANGE OF LIMITED PARTNERSHIP UNITS FOR GENERAL PARTNERSHIP UNITS:
    Limited Partnership Units............................................      $    (1,972)        $     (5,065)
    General Partnership Units............................................            1,972                5,065
                                                                               -----------         ------------
                                                                               $       ---         $        ---
                                                                               ===========         ============

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS WERE
EXCHANGED:
   Purchase of real estate ..............................................      $    56,840         $    471,434
   Accrued real estate taxes and security deposits ......................             (101)              (4,210)
   Mortgage Loans........................................................              ---               (5,029)
   Operating Partnership Units...........................................              ---              (47,507)
                                                                               -----------         ------------
                                                                               $    56,739         $    414,688
                                                                               ===========         ============
IN CONJUNCTION WITH THE DISTRIBUTION OF 173 PROPERTIES FROM THE FINANCING
PARTNERSHIP TO THE OPERATING PARTNERSHIP ON JANUARY 2, 1998, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED:
   Investment in real estate.............................................                          $    382,190
   Tenant accounts receivable............................................                                 3,017
   Deferred rent receivable..............................................                                 4,689
   Other assets..........................................................                                 6,209
   Accounts payable and accrued expenses.................................                                (5,920)
   Rents received in advance and security deposits.......................                                (2,538)
                                                                                                   ------------
   Investments in other real estate partnerships.........................                          $    387,647
                                                                                                   ------------

IN CONJUNCTION WITH THE CONTRIBUTION OF THREE PROPERTIES FROM THE OPERATING
PARTNERSHIP TO FIRST INDUSTRIAL SECURITIES, L.P. ON AUGUST 19, 1999, THE
FOLLOWING ASSETS AND LIABILITIES WERE CONTRIBUTED:
   Investment in real estate, net........................................      $     9,176
   Tenant accounts receivable............................................                2
   Deferred rent receivable..............................................               18
   Accounts payable and accrued expenses.................................              (73)
                                                                               -----------
   Investment in other real estate partnerships..........................      $     9,123
                                                                               ===========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


11.    EARNINGS PER UNIT ("EPU")


      Net income per weighted average Unit - Basic, is based on the weighted average Units outstanding. Net income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:


                                                                       Nine Months Ended                Three Months Ended
                                                                -----------------------------    --------------------------------
                                                                September 30,    September 30,   September 30,        September 30,
                                                                     1999            1998            1999                  1998
                                                                ------------     -----------     -------------        ------------
Numerator:

  Income Before Cumulative Effect of Change in
    Accounting Principle.....................................    $   107,021      $   72,859      $     45,582         $    25,412
  Less: Preferred Distributions..............................        (21,693)        (19,458)           (7,231)             (7,230)
                                                                 -----------      ----------      ------------         -----------
  Net Income Available to Unitholders Before Cumulative
    Effect of Change in Accounting Principle - For Basic
    and Diluted EPU..........................................         85,328          53,401            38,351              18,182

  Cumulative Effect of Change in Accounting Principle........            ---            (719)              ---                 ---
                                                                 -----------      ----------      ------------         -----------
  Net Income Available to Unitholders - For Basic and
    Diluted EPU..............................................    $    85,328      $   52,682      $     38,351         $    18,182
                                                                 ===========      ==========      ============         ===========
Denominator:

  Weighted Average Units - Basic.............................         45,233          43,750            45,255              44,765

  Effect of Dilutive Securities:
    Employee Common Stock Options of the Company
    that result in the issuance of general partnership units.            114             235               100                 116
                                                                 -----------      ----------      ------------         -----------
  Weighted Average Units - Diluted...........................         45,347          43,985            45,355              44,881
                                                                 ===========      ==========      ============         ===========
Basic EPS:

  Net Income Available to Unitholders Before Cumulative
    Effect of Change in Accounting Principle.................    $      1.89      $     1.22      $        .85         $       .41
                                                                 ===========      ==========      ============         ===========
  Cumulative Effect of Change in Accounting Principle........    $       ---      $     (.02)     $        ---         $       ---
                                                                 ===========      ==========      ============         ===========
  Net Income Available to Common Unitholders.................    $      1.89      $     1.20      $        .85         $       .41
                                                                 ===========      ==========      ============         ===========
Diluted EPS:

  Net Income Available to Unitholders Before Cumulative
    Effect of Change in Accounting Principle.................    $      1.88      $     1.21      $        .85         $       .41
                                                                 ===========      ==========      ============         ===========
  Cumulative Effect of Change in Accounting Principle........    $       ---      $     (.02)     $        ---         $       ---
                                                                 ===========      ==========      ============         ===========
  Net Income Available to Common Unitholders.................    $      1.88      $     1.20      $        .85         $       .41
                                                                 ===========      ==========      ============         ===========

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

     The Consolidated Operating Partnership has committed to the construction of 15 development projects totaling approximately 2.5 million square feet of GLA for an estimated investment of approximately $116.5 million. Of this amount, approximately $24.9 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's $300,000 unsecured revolving credit facility and proceeds from the sale of select properties.

13.  SUBSEQUENT EVENTS

     From October 1, 1999, to November 6, 1999, the Consolidated Operating Partnership acquired three industrial properties for an aggregate purchase price of approximately $9,835, excluding costs incurred in conjunction with the acquisition of these industrial properties and sold one industrial property for approximately $1,425 of gross proceeds.

     On October 18, 1999, the Operating Partnership paid a third quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157.

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

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.2% ownership interest at September 30, 1999. The Company also owns preferred units with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.8% aggregate ownership interest at September 30, 1999.

         The Operating Partnership is the sole member of 24 limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as at least a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined) are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

      The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly owned subsidiary of the Company. First Industrial Securities Corporation, the general partner of one of the Other Real Estate Partnerships (First Industrial Securities, L.P.), also owns a preferred limited partnership interest in First Industrial Securities L.P. which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

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

RESULTS OF OPERATIONS

         At September 30, 1999, the Consolidated Operating Partnership owned 855 in-service properties with approximately 54.0 million square feet of gross leasable area ("GLA"), compared to 900 in-service properties with approximately
58.0 million square feet of GLA at September 30, 1998. The addition of 28 properties acquired or developed between October 1, 1998 and September 30, 1999 included the acquisitions of 18 properties totaling approximately .7 million square feet of GLA and the completed development of 10 properties totaling approximately 1.2 million square feet of GLA. The Consolidated Operating Partnership also sold 68 in-service properties totaling approximately 5.3 million square feet of GLA and several land parcels. The Consolidated Operating Partnership also took two properties out of service that were under redevelopment comprising approximately .5 million square feet of GLA. In addition, on August 19, 1999, the Operating Partnership distributed three industrial properties compromising .1 million square feet of GLA to First Industrial Securities, L.P.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Rental income and tenant recoveries and other income increased by approximately $25.4 million or 11.9% due primarily to the properties acquired or developed after December 31, 1997 and general rent increases, offset by a decrease in rental income and tenant recoveries and other income due to properties sold subsequent to December 31, 1997. Approximately $1.8 million of this increase is also due to acquisition, asset management and property management fees received from the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined). Revenues from properties owned prior to January 1, 1998, increased by approximately $5.8 million or 3.6% due primarily to rental rate increases and an increase in recoverable income related to an increase in recoverable property expenses as discussed below.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $2.2 million or 3.4% due primarily to an increase in real estate taxes, repairs and maintenance and utilities expense due to the properties acquired or developed after December 31, 1997, offset by a decrease in property management fees due to a decrease in the operational costs of the regional offices that manage the properties, a decrease in insurance and other expenses and a decrease in property expenses due to properties sold subsequent to December 31, 1997. The majority of the variance in other expense is due to an increase in the allowance for doubtful accounts between January 1, 1998 and September 30, 1998. Expenses from properties owned prior to January 1, 1998, increased by approximately .8 million or 1.7% due primarily to an increase in snow removal and related expenses incurred during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 for properties located in certain of the Consolidated Operating Partnership's metropolitan areas as well as an increase in real estate tax expense in the majority of the Consolidated Operating Partnership's geographical markets.

         General and administrative expense remained relatively unchanged.

         Interest expense increased by approximately $8.9 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the nine months ended September 30, 1999 and 1998 were approximately $1.15 billion and $.96 billion, respectively.

         Amortization of deferred financing costs increased by approximately $.3 million due primarily to amortization of deferred financing costs related to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

      Depreciation and other amortization increased by approximately $3.7 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1997.

      Equity in income of Other Real Estate Partnerships increased by approximately $14.2 million or 66.0% due primarily to an increase in gain on sales of real estate for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Also, during the nine months ended September 30, 1998, the Other Real Estate Partnerships recognized an expense of approximately $1.3 million to write off the unamortized balance of organizational costs due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (discussed below). During the nine months ended September 30, 1999, the Other Real Estate Partnerships sold 10 industrial properties for a gain of approximately $15.4 million. During the nine months ended September 30, 1998, the Other Real Estate Partnerships sold five industrial properties for a gain of approximately $2.4 million.

      Equity in income of joint ventures of approximately $.4 million for the nine months ended September 30, 1999 represents the Consolidated Operating Partnership's 10% equity interest in the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined).

      The $9.9 million gain on sales of properties for the nine months ended September 30, 1999 resulted from the sale of 40 industrial properties and two land parcels. Gross proceeds from these sales were approximately $140.4 million. Approximately $4.8 million and $3.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and one property to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).

      The $.7 million gain on sales of properties for the nine months ended September 30, 1998 resulted from the sale of seven existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $13.5 million.

      The $.7 million cumulative effect of change in accounting principle for the nine months ended September 30, 1998 is the result of the write off of the unamortized balance of organizational costs on the Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      Rental income and tenant recoveries and other income increased by approximately $1.7 million or 2.2% due primarily to general rent increases, offset by a decrease in rental income and tenant recoveries and other income due to properties sold subsequent to June 30, 1998. Approximately $.5 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined). Revenues from properties owned prior to July 1, 1998, increased by approximately $1.6 million or 2.6% due primarily to rental rate increases and an increase in other income.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $2.5 million or 11.1% due primarily to a decrease in property management fees due to a decrease in the operational costs of the regional offices that manage the properties and a decrease in property expenses due to properties sold subsequent to June 30, 1998. Expenses from properties owned prior to July 1, 1998, decreased by approximately $.7 million or 3.7% due primarily to a decrease in real estate tax expense, repairs and maintenance and utilities expense in the majority of the Consolidated Operating Partnership's geographical markets.

      General and administrative expense remained relatively unchanged.

      Interest expense increased by approximately $.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the three months ended September 30, 1999 and 1998 were approximately $1.14 billion and $1.09 billion, respectively.

      Amortization of deferred financing costs remained relatively unchanged.

      Depreciation and other amortization remained relatively unchanged.

      Equity in income of Other Real Estate Partnerships increased by approximately $15.3 million or 205.6% due primarily to an increase in gain on sales of real estate for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. During the three months ended September 30, 1999, the Other Real Estate Partnerships sold 10 industrial properties for a gain of approximately $15.4 million. During the three months ended September 30, 1998, the Other Real Estate Partnerships sold two land parcels for a gain of approximately $.1 million.

      Equity in income of joint ventures of approximately $.1 million for the three months ended September 30, 1999 represents the Consolidated Operating Partnership's 10% equity interest in the September 1998 Joint Venture and the September 1999 Joint Venture.

      The $1.5 million gain on sales of properties for the three months ended September 30, 1999 resulted from the sale of 16 industrial properties and one land parcel. Gross proceeds from these sales were approximately $63.8 million. Approximately $3.8 million of the gross proceeds from the sales of these properties was received from the Financing Partnership (the Consolidated Operating Partnership sold one property to the Financing Partnership at the Consolidated Operating Partnership's approximate net book value).

      The $.6 million gain on sales of properties for the three months ended September 30, 1998 resulted from the sale of five existing industrial properties. Gross proceeds from this sale was approximately $6.4 million.

LIQUIDITY AND CAPITAL RESOURCES

      On September 30, 1999, the Consolidated Operating Partnership's restricted cash totaled approximately $12.4 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 1999

      Net cash provided by operating activities of approximately $140.8 million for the nine months ended September 30, 1999 was comprised primarily of net income of approximately $107.0 million, the net change in operating assets and liabilities of approximately $2.3 million and adjustments for non-cash items of approximately $31.5 million. The adjustments for the non-cash items of approximately $31.5 million are primarily comprised of depreciation and amortization of $44.5 million, distributions from the September 1998 Joint Venture of $.4 million and distributions from Other Real Estate Partnerships of $35.7 million, offset by equity in income of Other Real Estate Partnerships of $35.7 million, equity in income of the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined) of $.4 million, the gain on sales of real estate of $9.9 million and the effect of the straight-lining of rental income of $3.1 million.

      Net cash used in investing activities of approximately $13.1 million for the nine months ended September 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and the September 1999 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

      Net cash used in financing activities of approximately $141.7 million for the nine months ended September 30, 1999 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable, debt issuance costs and net repayments under the Operating Partnership's $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"), offset by Unit contributions and a book overdraft.

NINE MONTHS ENDED SEPTEMBER 30, 1998

      Net cash provided by operating activities of approximately $108.7 million for the nine months ended September 30, 1998 was comprised primarily of net income of approximately $72.1 million, adjustments for non-cash items of approximately $34.0 million and the net change in operating assets and liabilities of approximately $2.6 million. The adjustment for the non-cash items of approximately $34.0 million are primarily comprised of depreciation and amortization of $40.9 million, provision for bad debts of $.6 million, distributions from Other Real Estate Partnerships of $16.3 million and cumulative effect of change in accounting principle of $.7 million, offset by equity in income of Other Real Estate Partnerships of $21.4 million, the gain on sales of real estate of $.7 million and the effect of the straight-lining of rental income of $2.4 million.

      Net cash used in investing activities of approximately $536.6 million for the nine months ended September 30, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in Other Real Estate Partnerships and an increase in restricted cash due to a Section 1031 exchange, offset by the net proceeds from sales of real estate and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $425.5 million for the nine months ended September 30, 1998 was comprised primarily of preferred general partnership unit contributions and the net borrowings from the issuance of senior unsecured debt, offset by net repayments under the Operating Partnership's 1997 Unsecured Acquisition Facility, Unit (defined below) and preferred general partnership unit distributions and repayments on mortgage loans payable.

RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges and preferred unit distributions was 1.84 for the nine months ended September 30, 1999 compared to 1.69 for the nine months ended September 30, 1998. The increase is primarily due to an increase in net operating income and equity in income of Other Real Estate Partnerships as discussed in "Results of Operations" above, which is partially offset by additional interest expense and preferred general partnership unit distributions incurred during the nine months ended September 30, 1999 from additional debt issued and preferred general partner contributions, respectively, issued after December 31, 1997 to fund property acquisitions and developments, as well as an increase in capitalized interest due to an increase in development activity.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating

Partnership at September 30, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At September 30, 1999, $95.6 million (approximately 8.6% of total debt at September 30, 1999) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 1997 Unsecured Acquisition Facility) and $1,012.0 million (approximately 91.4% of total debt at September 30, 1999) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at September 30, 1999, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.6 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 1999 by approximately $47.8 million to $907.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 1999 by approximately $56.2 million to $1,011.7 million. A 10% increase in interest rates would decrease the fair value of the Written Options at September 30, 1999 by approximately $1.4 million to $2.5 million. A 10% decrease in interest rates would increase the fair value of the Written Options at September 30, 1999 by approximately $2.2 million to $6.1 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the nine months ended September 30, 1999, the Consolidated Operating Partnership acquired 15 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $56.8 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels. Approximately $32.4 million of the aggregate purchase price of these acquisitions was paid to First Industrial Development Services, L.P. (the Consolidated Operating Partnership acquired 10 industrial properties from First Industrial Development Services, L.P. at its approximate net book value).

      The Consolidated Operating Partnership has committed to the construction of 15 development projects totaling approximately 2.5 million square feet of GLA for an estimated investment of approximately $116.5 million. Of this amount, approximately $24.9 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties.

      During the nine months ended September 30, 1999, the Consolidated Operating Partnership sold 40 industrial properties and two land parcels. Gross proceeds from these sales were approximately $140.4 million. Approximately $4.8 and $3.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture and the Financing Partnership, respectively

(the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and one property to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).

      From October 1, 1999 to November 6, 1999, the Consolidated Operating Partnership acquired three industrial properties for an aggregate purchase price of approximately $9.8 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and sold one industrial property for approximately $1.4 million of gross proceeds.

REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At September 30, 1999, the Consolidated Operating Partnership had four industrial properties comprising approximately .9 million square feet of GLA held for sale. Net income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the industrial properties held for sale for the nine months ended September 30, 1999 and 1998 is approximately $1.9 million and $1.2 million, respectively. Net carrying value of the four industrial properties held for sale at September 30, 1999 is approximately $20.8 million. Two of four of these industrial properties were identified as held for sale during the three months ended September 30, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

      During the nine months ended September 30, 1999, the Operating Partnership, through a wholly owned limited liability company in which it is the sole member, contributed approximately $.8 million to and received distributions of approximately $.6 million from the September 1998 Joint Venture. As of September 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

      On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after October 2001, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership received approximately $.9 million, (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Operating Partnership, through a wholly owned limited liability company in which it is the sole member, also invested approximately $1.8 million in the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of September 30, 1999, the September 1999 Joint Venture owned 39 industrial properties compromising approximately 1.2 million square feet of GLA.

MORTGAGE LOANS

      On November 5, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.3 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII was collateralized by three properties in Richland Hills, Texas, bore interest at a fixed rate of 8.45% and provided for monthly principal and interest payments based on a 143-month amortization schedule. On August 2, 1999, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan VIII.

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

Unit Contributions:

      During the nine months ended September 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 2,595 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $2.0 million on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

      During the nine months ended September 30, 1999, the Company issued 1,041,567 non-qualified employee stock options to certain officers, Directors and employees of the Operating Partnership. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

DISTRIBUTIONS

      On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27.1 million. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million. On July 19, 1999, the Operating Partnership paid a second quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million. On October 18, 1999, the Operating Partnership paid a third quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million.

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

      On September 30, 1999, the Operating Partnership paid a third quarter 1999 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on September 30,1999 totaled, in the aggregate, approximately $7.2 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. The Consolidated Operating Partnership is also actively considering joint ventures with institutional partners as an additional financing strategy. As of September 30, 1999 and November 6, 1999, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may finance the development or acquisition of additional properties through borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility. At September 30, 1999, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.26%. As of November 6, 1999, the Operating Partnership had approximately $180.2 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.

YEAR 2000 COMPLIANCE

      The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

      The Consolidated Operating Partnership has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Consolidated Operating Partnership is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Consolidated Operating Partnership. In addition, the Consolidated Operating Partnership is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Consolidated Operating Partnership. The Consolidated Operating Partnership has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Consolidated Operating Partnership. The Consolidated Operating Partnership is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. As of September 30, 1999, tenants representing 53.7% of annual base rent of the Consolidated Operating Partnership have replied. Of the tenant surveys received as of September 30, 1999, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Consolidated Operating Partnership is still seeking confirmation of Year 2000 compliance from the tenants who have not yet responded to the tenant survey. Until such time the Consolidated Operating Partnership cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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

      Based on its current information, the Consolidated Operating Partnership believes that the risk posed by any foreseeable Year 2000-related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors or tenants is minimal. The Consolidated Operating Partnership believes that Year 2000-related problems with the Consolidated Operating Partnership's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Consolidated Operating Partnership's operations. The Consolidated Operating Partnership believes that the risk posed by Year 2000-related problems at certain of its third-party service providers, such as its banks, payroll processor and telecommunications provider is marginally greater, though, based on its current information, the Consolidated Operating Partnership is not aware that any such problems would have a material effect on its operations. Any Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Consolidated Operating Partnership's payroll and could disrupt the Consolidated Operating Partnership's internal and external communications. At this time, the Consolidated Operating Partnership has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues. In addition, the Consolidated Operating Partnership has no plans to seek independent verification or review of its assessment of its Year 2000 issues. The Consolidated Operating Partnership does intend to complete its assessment of, and to continue to monitor, its Year 2000 issues and will develop contingency plans if, and to the extent, deemed necessary.

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


                                FIRST INDUSTRIAL, L.P.
                                BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                ITS SOLE GENERAL PARTNER

Date: November 11, 1999         By: /s/ Michael J. Havala
                                    -----------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
----------        -----------

    27 *          Financial Data Schedule


 *   Filed herewith.