Form 10-K
period 1999-12-31
FIRST INDUSTRIAL LP
filed 2000-03-29
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to ________________.


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

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS


                                                                                                          PAGE

PART I.

  Item 1.  Business................................................................................        3
  Item 2.  The Properties..........................................................................        6
  Item 3.  Legal Proceedings.......................................................................       27
  Item 4.  Submission of Matters to a Vote of Security Holders.....................................       27


PART II.

  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................      28
  Item 6.    Selected Financial Data................................................................      29
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..      32
  Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.............................      41
  Item 8.    Financial Statements and Supplementary Data............................................      41
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..      41


PART III.

  Item 10.   Directors and Executive Officers of the Registrant.....................................      41
  Item 11.   Executive Compensation.................................................................      41
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................      41
  Item 13.   Certain Relationships and Related Transactions.........................................      41


PART IV.

  Item 14.   Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K...      42


SIGNATURES..........................................................................................      46


        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial, L.P. (the "Operating Partnership") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
      GENERAL

        First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 83.9% ownership interest at December 31, 1999. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.1% interest in the Operating Partnership at December 31, 1999.

        The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest several in FR Development Services, Inc., as well as at least a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P.
(the "Financing Partnership"), First Industrial Securities, L.P.
(the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership,
L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P.
(the "Indianapolis Partnership"), TK-SV, LTD., and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships").
The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

        The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

        As of December 31, 1999, the Operating Partnership, the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 868 in-service industrial properties, containing an aggregate of approximately 54.8 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 1999, the Other Real Estate Partnerships owned 99 in-service industrial properties, containing an aggregate of approximately 12.2 million square feet of GLA. Of the 99 industrial properties owned by the Other Real Estate Partnerships at December 31, 1999, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, 20 are held by the Securities Partnership, 19 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.


        The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 17, 2000, the Consolidated Operating Partnership had 238 employees.

        The Consolidated Operating Partnership has grown and will seek to continue to grow through the development of industrial properties and the acquisition of additional industrial properties.

BUSINESS OBJECTIVES AND GROWTH PLANS

        The Consolidated Operating Partnership's fundamental business objective is to maximize the total return to its partners through increases in per unit distributions and increases in the value of the Consolidated Operating Partnership's properties and operations. The Consolidated Operating Partnership's growth plan includes the following elements:


 .       Internal Growth. The Consolidated Operating Partnership seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

 .       External Growth. The Consolidated Operating Partnership seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Consolidated Operating Partnership's investment parameters; and (iii) the expansion of its properties.


BUSINESS STRATEGIES

        The Consolidated Operating Partnership utilizes the following six strategies in connection with the operation of its business:

 .       Organization Strategy. The Consolidated Operating Partnership implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Consolidated Operating Partnership provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Consolidated Operating Partnership believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead over many properties and by negotiating quantity purchasing discounts.

 .       Market Strategy. The Consolidated Operating Partnership's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this new market strategy, the Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Hartford, New Orleans/Baton Rouge and Long Island. The net proceeds from the sales of properties in these markets will be used to bolster the Consolidated Operating Partnership's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

 .       Disposition Strategy. As mentioned in the Market Strategy section above, the Consolidated Operating Partnership is planning to exit the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Hartford, New Orleans/Baton Rouge and Long Island. The Consolidated Operating Partnership also continues to evaluate local market conditions and property-related factors in its other markets and will consider disposition of select assets.

 .       Acquisition/Development Strategy. The Consolidated Operating
        Partnership's acquisition/development strategy is to concentrate on the top 25 markets mentioned in the Market Strategy section above. The Consolidated Operating Partnership will use its Integrated Industrial Solutions(TM) capabilities to target these markets. Of the 967 properties in the Consolidated Operating Partnership's and Other Real Estate Partnerships' combined portfolios at December 31, 1999, 230 properties have been developed by either the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Consolidated Operating Partnership formed First Industrial Development Services, L.P. to focus on development activities.

 .       Financing Strategy. The Consolidated Operating Partnership plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments.

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

RECENT DEVELOPMENTS

        In 1999, the Consolidated Operating Partnership acquired or completed development of 33 properties, developed one expansion and acquired several parcels of land for a total estimated investment of approximately $129.4 million. The Consolidated Operating Partnership also sold 44 in-service properties, one property under development and several parcels of land for a gross sales price of approximately $178.3 million. In addition, during 1999, the Operating Partnership contributed four industrial properties with an aggregate net book value of approximately $10.4 million to the Securities Partnership.

        On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the sole member is the Operating Partnership, entered into a joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the sole member is the Operating Partnership, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. As of December 31, 1999, the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

        During the period January 1, 2000 through March 17, 2000, the Consolidated Operating Partnership acquired or completed the development of nine industrial properties and acquired one land parcel for a total estimated investment of approximately $23.9 million. The Consolidated Operating Partnership also sold six industrial properties and one land parcel for approximately $17.5 million of gross proceeds.

        In March 2000, the Operating Partnership declared a first quarter distribution of $.62 per unit which is payable on April 17, 2000. The Operating Partnership also declared first quarter 2000 preferred unit distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units, $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units, $49.687 per unit on its 7.95% Series D Cumulative Preferred Units and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units. The preferred unit distributions are payable on March 31, 2000.

        In March 2000, the Company's Board of Directors approved the repurchase of up to $100 million of the Company's common stock. The Company will make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. Stock repurchases will be funded from internally generated funds of the Consolidated Operating Partnership.

FUTURE PROPERTY ACQUISITIONS, DEVELOPMENTS AND PROPERTY SALES

        The Consolidated Operating Partnership has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties located in certain of the Consolidated Operating Partnership's top 25 markets.

        The Consolidated Operating Partnership also has an active sales program. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Consolidated Operating Partnership's current portfolio.

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

                                    INDUSTRY


        Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 1999, the occupancy rates for industrial properties in the United States have ranged from 92.5%* to 92.8%*, with an occupancy rate of 92.8%* at December 31, 1999.

ITEM 2.  THE PROPERTIES

GENERAL

        At December 31, 1999, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 967 in-service properties (868 of which were owned by the Consolidated Operating Partnership and 99 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
67.0 million square feet of GLA (54.8 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 12.2 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 25 states, with a diverse base of more than 2,900 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The weighted average age of the Consolidated Operating Partnership's and the Other Real Estate Partnership's properties on a combined basis as of December 31, 1999 was approximately 15 years.

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

        The following tables summarize certain information as of December 31, 1999 with respect to the properties owned by the Consolidated Operating Partnership, each of which is wholly-owned. Information in the tables excludes properties under development at December 31, 1999.




        * SOURCE: TORTO WHEATON RESEARCH



                                                CONSOLIDATED OPERATING PARTNERSHIP
                                                           PROPERTY SUMMARY


                     Light Industrial         R&D Flex            Bulk Warehouse     Regional Warehouse       Manufacturing
                   -------------------    ------------------   -------------------  -------------------    -------------------
                             Number               Number                Number               Number                 Number
Metropolitan Area     GLA    of             GLA   of            GLA     of            GLA    of             GLA     of
                             Properties           Properties            Properties           Properties             Properties
------------------ --------- ---------    ------  ----------   -----    ----------  ------   ----------    -----    ----------
Atlanta, GA          398,882         7        ---        ---   2,984,031      12     184,846          2     419,600          3
Baltimore, MD        525,513         8        ---        ---     142,140       1         ---        ---     171,000          1
Baton Rouge, LA      116,347         3        ---        ---     108,800       1         ---        ---         ---        ---
Chicago, IL        1,327,004        23    110,510          3   2,355,052      11      66,000          1   1,069,167          6
Cincinnati, OH       445,595         7        ---        ---   1,040,080       4         ---        ---         ---        ---
Cleveland, OH        201,116         6    102,500          1         ---     ---      51,525          1         ---        ---
Columbus, OH          57,255         1    217,612          2   1,653,534       4         ---        ---     255,470          1
Dallas, TX           753,653        21    118,618          4     698,543       4      65,700          1     224,984          2
Dayton, OH           322,746         6     20,000          1         ---     ---         ---        ---         ---        ---
Denver, CO         1,915,015        46  1,796,017         46     202,939       2     301,492          5         ---        ---
Des Moines, IA        54,000         1        ---        ---     879,043       5         ---        ---         ---        ---
Detroit, MI        2,478,867        96    593,487         20   1,260,116      10     832,986         19      17,240          1
Grand Rapids, MI     484,816        10     10,000          1   1,013,625       6         ---        ---     413,500          1
Hartford, CT         391,800         9        ---        ---     143,391       1         ---        ---      84,000          1
Houston, TX          467,615         7     95,073          1   1,939,227      12     439,185          6         ---        ---
Indianapolis, IN     727,980        16     62,200          5   1,319,965       7     235,310          7      54,000          1
Long Island, NY    1,957,814        37    425,694          3   1,357,093       8     157,995          3      62,898          1
Louisville, KY           ---       ---        ---        ---     212,500       1         ---        ---         ---        ---
Milwaukee, WI        290,790         6        ---        ---         ---     ---      39,800          1         ---        ---
Minneapolis/St.    1,194,434        22    661,878         10   1,622,724       8     537,034          5     985,279         13
Paul, MN
Nashville, TN        334,061         7        ---        ---   1,005,248       6         ---        ---     109,058          1
N. New Jersey      1,072,454        34    236,464          8     158,242       1     192,153          3         ---        ---
New Orleans, LA      342,287         9    169,801          5         ---     ---      40,500          1         ---        ---
Phoenix, AZ           38,560         1     99,418          1     174,854       1     261,156          3         ---        ---
Portland, OR         791,706        33     53,021          2         ---     ---         ---        ---         ---        ---
Salt Lake City,      590,929        40     91,152          5         ---     ---         ---        ---         ---        ---
UT
S. New Jersey        949,654        23        ---        ---     323,750       2     129,971          2      22,738          1
St. Louis, MO        540,197        11        ---        ---     589,519       4         ---        ---         ---        ---
Tampa, FL            487,905        17    384,977         17     213,744       2     326,309          6         ---        ---
Other   (a)           25,254         1        ---        ---     710,755       6      50,000          1     346,103          6
                   ---------     -----  ---------      -----  ----------    ----   ---------      -----   ---------      -----
         Total    19,284,249       508  5,248,422        135  22,108,915     119   3,911,962         67   4,235,037         39
                  ==========     =====  =========      =====  ==========    ====   =========      =====   =========      =====



(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.


                                            CONSOLIDATED OPERATING PARTNERSHIP

                                                  PROPERTY SUMMARY TOTALS



                                                                    TOTALS
                                --------------------------------------------------------------------------------
                                                                                                 GLA AS A % OF
                                                    NUMBER OF              OCCUPANCY AT              TOTAL
     METROPOLITAN AREA              GLA             PROPERTIES               12/31/99              PORTFOLIO
----------------------------    ------------     -----------------     --------------------      ---------------
Atlanta, GA                       3,987,359                    24                      95%                 7.3%
Baltimore, MD                       838,653                    10                      85%                 1.5%
Baton Rouge, LA                     225,147                     4                      98%                 0.4%
Chicago, IL                       4,927,733                    44                      96%                 9.0%
Cincinnati, OH                    1,485,675                    11                      99%                 2.7%
Cleveland, OH                       355,141                     8                     100%                 0.6%
Columbus, OH                      2,183,871                     8                     100%                 4.0%
Dallas, TX                        1,861,498                    32                      98%                 3.4%
Dayton, OH                          342,746                     7                      95%                 0.6%
Denver, CO                        4,215,463                    99                      97%                 7.7%
Des Moines, IA                      933,043                     6                      97%                 1.7%
Detroit, MI                       5,182,696                   146                      97%                 9.6%
Grand Rapids, MI                  1,921,941                    18                      97%                 3.5%
Hartford, CT                        619,191                    11                      92%                 1.1%
Houston, TX                       2,941,100                    26                      90%                 5.4%
Indianapolis, IN                  2,399,455                    36                      96%                 4.4%
Long Island, NY                   3,961,494                    52                      94%                 7.2%
Louisville, KY                      212,500                     1                     100%                 0.4%
Milwaukee, WI                       330,590                     7                      97%                 0.6%
Minneapolis/St. Paul, MN          5,001,349                    58                      95%                 9.2%
Nashville, TN                     1,448,367                    14                     100%                 2.6%
N. New Jersey                     1,659,313                    46                      95%                 3.0%
New Orleans, LA                     552,588                    15                      93%                 1.0%
Phoenix, AZ                         573,988                     6                     100%                 1.0%
Portland, OR                        844,727                    35                      92%                 1.5%
Salt Lake City, UT                  682,081                    45                      89%                 1.2%
S. New Jersey                     1,426,113                    28                      96%                 2.6%
St. Louis, MO                     1,129,716                    15                     100%                 2.1%
Tampa, FL                         1,412,935                    42                      86%                 2.6%
Other   (a)                       1,132,112                    14                     100%                 2.1%

                                ------------     -----------------     --------------------      ---------------
   Total or Average              54,788,585                   868                      96%               100.0%
                                ============     =================     ====================      ===============



(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

        The following tables summarize certain information as of December 31, 1999 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.


                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY


                      Light Industrial         R&D Flex          Bulk Warehouse     Regional Warehouse      Manufacturing
                    -------------------  --------------------  -------------------  -------------------- --------------------
                                Number               Number              Number                Number                 Number
                                  of                  of                  of                     of                     of
Metropolitan Area      GLA    Properties    GLA    Properties    GLA    Properties    GLA     Properties     GLA    Properties
------------------   -------  ---------- --------  ----------  --------- ----------  --------  ----------  --------  ----------
Atlanta, GA           59,959       1     153,508        4       927,338        2      90,289         1        --          --
Baltimore, MD         65,860       1      78,418        1          --       --          --        --          --          --
Central              383,070       4        --       --       3,266,314       13     117,579         3        --          --
 Pennsylvania
Chicago, IL          150,114       3      49,730        1       760,169        4        --        --          --          --
Des Moines, IA        75,072       3        --       --            --       --        88,000         1        --          --
Detroit, MI          422,614       9      33,092        2          --       --        66,395         1        --          --
Grand Rapids, MI      80,000       1        --       --         822,500        5        --        --        31,750           1
Indianapolis, IN        --      --          --       --       1,696,341        4      60,000         1        --          --
Louisville, KY          --      --          --       --         532,400        1        --        --          --          --
Milwaukee, WI           --      --        93,705        2          --       --        39,468         1     468,000           1
Minneapolis/
 St Paul, MN         130,647       2        --       --            --       --          --        --       409,905           2
Nashville, TN           --      --          --       --         160,661        1        --        --          --          --
Philadelphia, PA     273,775      12     117,873        3       110,000        1      46,750         1      56,827           2
St. Louis, MO           --      --          --       --         245,000        2        --        --          --          --
Tampa, FL               --      --        44,427        1          --       --          --        --          --          --
Other (a)             33,000       1        --       --            --       --          --        --          --          --
                   ---------   -----   ---------   ------     ---------    -----     -------     -----     -------       -----
         Total     1,674,111      37     570,753       14     8,520,723       33     508,481         9     966,482           6
                   =========   =====   =========   ======     =========    =====     =======     =====     =======       =====


(a)     Property is located in Austin, Texas.

                         OTHER REAL ESTATE PARTNERSHIPS

                             PROPERTY SUMMARY TOTALS



                                                         TOTALS
                                ---------------------------------------------------------
                                                                            GLA AS A % OF
                                               NUMBER OF     OCCUPANCY AT      TOTAL
     METROPOLITAN AREA              GLA        PROPERTIES      12/31/99      PORTFOLIO
----------------------------    ------------   ----------    ------------    ------------
Atlanta, GA                       1,231,094           8          97%             10.1%
Baltimore, MD                       144,278           2          85%              1.2%
Central Pennsylvania              3,766,963          20         100%             30.9%
Chicago, IL                         960,013           8          99%              7.8%
Des Moines, IA                      163,072           4          95%              1.3%
Detroit, MI                         522,101          12         100%              4.3%
Grand Rapids, MI                    934,250           7          94%              7.6%
Indianapolis, IN                  1,756,341           5          81%             14.3%
Louisville, KY                      532,400           1         100%              4.3%
Milwaukee, WI                       601,173           4          94%              4.9%
Minneapolis/St. Paul, MN            540,552           4          97%              4.4%
Nashville, TN                       160,661           1         100%              1.3%
Philadelphia, PA                    605,225          19          96%              4.9%
St. Louis, MO                       245,000           2         100%              2.0%
Tampa, FL                            44,427           1         100%              0.4%
Other (a)                            33,000           1         100%              0.3%
                                 ----------         ---         ---             -----
   Total or Average              12,240,550          99          96%            100.0%
                                 ==========         ===         ===             =====



(a)     Property is located in Austin, Texas.

PROPERTY ACQUISITION ACTIVITY

         During 1999, the Consolidated Operating Partnership completed 10 separate property acquisition transactions comprising 16 in-service industrial properties and one industrial property under redevelopment totaling approximately 1.3 million square feet of GLA at a total purchase price of approximately $45.0 million, or $33.46 per square foot. The Consolidated Operating Partnership also purchased numerous land parcels for an aggregate purchase price of approximately $2.5 million. The 17 properties acquired have the following characteristics:


                                                                                              OCCUPANCY
                                    NUMBER OF                                                    AT
       METROPOLITAN AREA           PROPERTIES       GLA               PROPERTY TYPE           12/31/99        ACQUISITION DATE
      ------------------           ----------    ---------      -------------------------     --------        -----------------
      Baltimore, MD (a)                  1         150,000            Bulk Warehouse              N/A         January 25, 1999
      Houston, TX                        1          50,000          Regional Warehouse            100%        June 25, 1999
      Phoenix, AZ (b)                    1          85,245          Regional Warehouse            N/A         June 29, 1999
      Phoenix, AZ                        1          38,560           Light Industrial             100%        August 12, 1999
      Baltimore, MD                      1         142,140            Bulk Warehouse              100%        September 17, 1999
      Tampa, FL                          6         107,670           Light Industrial              87%        October 5, 1999
      Nashville, TN                      1         100,000            Bulk Warehouse              100%        October 14, 1999
      Atlanta, GA                        1         123,457            Bulk Warehouse              100%        November 3, 1999
      Houston, TX                        2         483,950       Bulk Warehouse/Regional          100%        December 1, 1999
                                                                        Warehouse
      Houston, TX                        2          63,811           Light Industrial             100%        December 13, 1999
                                       ---       ---------
                    Total               17       1,344,833
                                       ===       =========

 (a)  Property is a redevelopment.
 (b)  Property was sold on December 10, 1999.



         During 1999, the Other Real Estate Partnerships completed five separate property acquisition transactions comprising four in-service industrial properties and two industrial properties under development totaling approximately 1.5 million square feet of GLA at a total purchase price of approximately $41.3 million, or $27.09 per square foot. The Other Real Estate Partnerships also purchased numerous land parcels for an aggregate purchase price of approximately $9.7 million. The six properties acquired have the following characteristics:


                                                                                           OCCUPANCY
                                     NUMBER OF                                                  AT
        METROPOLITAN AREA            PROPERTIES      GLA              PROPERTY TYPE          12/31/99       ACQUISITION DATE
      ------------------------       ----------   --------          ------------------       --------       ----------------
      Central Pennsylvania (a)           1         378,000            Bulk Warehouse              N/A       January 28,1999
      Philadelphia, PA                   1          19,965           Light Industrial             100%      September 27, 1999
      Atlanta, GA (b) (c)                1         110,000            Bulk Warehouse              N/A       September 29, 1999
      Atlanta, GA                        2         217,627       Bulk Warehouse/Regional          100%      October 26, 1999
                                                                        Warehouse
      Atlanta, GA (c)                    1         800,000            Bulk Warehouse              100%      December 17, 1999
                                       ---       ----------
                    Total                6       1,525,592
                                       ===       ==========


 (a)  Property is a redevelopment.
 (b)  Property is under development.
 (c)  Property was purchased from the Operating Partnership.

PROPERTY DEVELOPMENT ACTIVITY

         During 1999, the Consolidated Operating Partnership placed in service 16 developments and one expansion totaling approximately 2.4 million square feet of GLA at a total cost of approximately $81.9 million, or $33.48 per square foot. The developed properties have the following characteristics:


                                                                          OCCUPANCY
     METROPOLITAN AREA            GLA              PROPERTY TYPE         AT 12/31/99              COMPLETION DATE
----------------------------    -----------      ------------------   -------------------      ----------------------

Detroit, MI                        125,605        Bulk Warehouse                100%           March 1, 1999
Louisville, KY                     212,500        Bulk Warehouse                100%           March 25, 1999
Tampa, FL                           23,778           R&D Flex                    83%           April 1, 1999
Minneapolis, MN                    124,800        Bulk Warehouse                100%           May 17, 1999
Cincinnati, OH                     240,000        Bulk Warehouse                100%           July 1, 1999
Detroit, MI                         55,535      Regional Warehouse              100%           August 9, 1999
Minneapolis, MN                    126,382        Bulk Warehouse                 92%           September 1, 1999
Denver, CO                          52,183       Light Industrial                92%           September 1, 1999
Atlanta, GA     (a)                800,000        Bulk Warehouse                100%           October 1, 1999
Nashville, TN                      122,000        Bulk Warehouse                100%           October 15, 1999
Minneapolis, MN                    143,066        Bulk Warehouse                100%           November 1, 1999
Tampa, FL                           82,469      Regional Warehouse               76%           December 1, 1999
Tampa, FL                           41,861           R&D Flex                   100%           December 1, 1999
Tampa, FL                           30,019       Light Industrial               100%           December 15, 1999
Tampa, FL                           33,861           R&D Flex                   100%           December 22, 1999
Minneapolis, MN                    153,454        Bulk Warehouse                100%           December 30, 1999
Minneapolis, MN  (b)                79,160        Bulk Warehouse                 87%           December 31, 1999
                                 ---------
                      Total      2,446,673
                                 =========


(a)  Property was sold to the Other Real Estate Partnerships.
(b)  Expansion.


         During 1999, the Other Real Estate Partnerships placed in service three developments totaling approximately .7 million square feet of GLA at a total cost of approximately $21.7 million, or $32.59 per square foot. The developed properties have the following characteristics:


                                                                        OCCUPANCY
      METROPOLITAN AREA             GLA           PROPERTY TYPE         AT 12/31/99             COMPLETION DATE
----------------------------    -----------      -----------------    ---------------          ------------------
Chicago, IL (a)                    146,728       Light Industrial            N/A               April 13, 1999
Dallas, TX                          33,000       Light Industrial            100%              August 1, 1999
Indianapolis, IN (b)               486,888        Bulk Warehouse             N/A               December 22, 1999
                                   -------
                      Total        666,616
                                   ========


(a)  Property was sold on April 13, 1999.
(b)  Property was sold on December 22, 1999.

        At December 31, 1999, the Consolidated Operating Partnership had 10 projects under development, with an estimated completion GLA of 1.5 million square feet and an estimated completion cost of approximately $56.5 million.

        At December 31, 1999, the Other Real Estate Partnerships had 13 projects under development, with an estimated completion GLA of 1.8 million square feet and an estimated completion cost of approximately $74.7 million.

PROPERTY SALES

        During 1999, the Consolidated Operating Partnership sold 44 in-service industrial properties and one property under development totaling approximately
5.7 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $178.3 million. The 44 in-service properties and one property under development sold have the following characteristics:

                                  NUMBER OF
METROPOLITAN AREA                 PROPERTIES           GLA                PROPERTY TYPE             SALE DATE
-----------------------------    -------------     ------------    -----------------------------    -----------------
Detroit, MI                           1                 32,470           Light Industrial           January 27, 1999
Phoenix, AZ                           2                 87,462           Light Industrial           January 29, 1999
Denver, CO                            1                 26,922               R&D Flex               February 8, 1999
Chicago, IL                           1                 54,660               R&D Flex               February 10, 1999
Chicago, IL                           2                173,432           Light Industrial           February 10, 1999
New Orleans, LA                       1                 50,000          Regional Warehouse          February 19, 1999
Grand Rapids, MI                      1                 30,000           Light Industrial           March 12, 1999
Northern New Jersey                   1                106,184            Bulk Warehouse            March 18, 1999
Long Island, NY                       1                 22,250           Light Industrial           April 16, 1999
Detroit, MI                           1                 62,925               R&D Flex               April 20, 1999
Denver, CO                            1                 25,026           Light Industrial           April 30, 1999
Long Island, NY                       1                 50,296           Light Industrial           May 26, 1999
Northern New Jersey                   1                 59,310               R&D Flex               June 11, 1999
Chicago, IL                           1                 21,548          Regional Warehouse          June 11,1999
Atlanta, GA                           3                248,150        Manufacturing/Regional        June 18, 1999
                                                                            Warehouse
Long Island, NY                       1                 42,700           Light Industrial           June 21, 1999
Chicago, IL                           1                212,040            Bulk Warehouse            June 24, 1999
Chicago, IL                           1                310,752            Bulk Warehouse            June 24, 1999
Chicago, IL                           1                109,728            Bulk Warehouse            June 24, 1999
Grand Raids, MI                       1                423,230            Bulk Warehouse            June 30, 1999
Houston, TX                           1                 48,140           Light Industrial           August 25, 1999
Denver, CO                            1                 33,573               R&D Flex               August 26, 1999
Hartford, CT                          1                 50,000           Light Industrial           September 23, 1999
Detroit, MI                           5              1,199,262        Light Industrial/Bulk         September 24, 1999
                                                                            Warehouse
Minneapolis, MN                       2                150,108            Manufacturing             September 24, 1999
Detroit, MI                           1                180,000            Bulk Warehouse            September 24, 1999
Minneapolis, MN                       2                143,899               R&D Flex               September 24, 1999
Northern New Jersey                   1                 53,372               R&D Flex               September 29, 1999
Atlanta, GA (a) (b)                   1                110,000            Bulk Warehouse            September 29, 1999
Portland, OR                          1                 18,000           Light Industrial           September 30, 1999
Minneapolis, MN                       1                 30,335           Light Industrial           October 7, 1999
Cincinnati, OH                        1                570,000            Manufacturing             November 19, 1999
Phoenix, AZ                           1                 85,245          Regional Warehouse          December 10, 1999
Atlanta, GA (b)                       1                800,000            Bulk Warehouse            December 17, 1999
Houston, TX                           1                 33,034           Light Industrial           December 29, 1999
                                 -------------     ------------
                       Total          45             5,654,053
                                 =============     ============

 (a)  Property was under development when sold.
 (b)  Property was sold to the Other Real Estate Partnerships.

        During 1999, the Other Real Estate Partnerships sold 13 industrial properties totaling approximately 1.5 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $90.8 million. The 13 properties sold have the following characteristics:

                                  NUMBER OF
METROPOLITAN AREA                 PROPERTIES           GLA                PROPERTY TYPE             SALE DATE
---------------------            -------------     ------------    -----------------------------    -----------------
Chicago, IL                           1                146,728           Light Industrial           April 13, 1999
Chicago, IL                           1                323,425            Manufacturing             August 19, 1999
Harrisburg, PA                        9                417,138      R&D Flex/ Light Industrial      September 15, 1999
Minneapolis, MN                       1                 75,939          Regional Warehouse          December 10, 1999
Indianapolis, IN                      1                486,888            Bulk Warehouse            December 22, 1999
                                 -------------     ------------
                       Total          13             1,450,118
                                 =============     ============


PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES  SUBSEQUENT TO YEAR END

        During the period January 1, 2000 through March 17, 2000, the Consolidated Operating Partnership acquired or completed development of nine industrial properties and one land parcel for a total estimated investment of approximately $23.9 million. The Consolidated Operating Partnership also sold six industrial properties and one land parcel for approximately $17.5 million of gross proceeds.

        During the period January 1, 2000 through March 17, 2000, the Other Real Estate Partnerships acquired or completed development of two industrial properties and two land parcels for a total estimated investment of approximately $11.3 million. The Other Real Estate Partnerships also sold one industrial property and one land parcel for approximately $25.3 million of gross proceeds.

DETAIL PROPERTY LISTING

        The following table lists all of the Consolidated Operating Partnership's properties as of December 31, 1999, by geographic market area.

                                PROPERTY LISTING

                                  LOCATION                   YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/99
      ----------------           ----------   ------------   ----------   -------------      -------      ---      --------
ATLANTA
-------
1650 GA Highway 155              McDonough, GA                 1991       Bulk Warehouse       12.80    228,400     100%
14101 Industrial Park Blvd.      Covington, GA                 1984       Light Industrial      9.25     92,160     100%
801-804 Blacklawn Road           Conyers, GA                   1982       Bulk Warehouse        6.67    111,090     87%
1665 Dogwood Drive               Conyers, GA                   1973       Manufacturing         9.46    198,000     100%
1715 Dogwood Drive               Conyers, GA                   1973       Manufacturing         4.61    100,000     100%
11235 Harland Drive              Covington, GA                 1988       Light Industrial      5.39     32,361     100%
700 Westlake Parkway             Atlanta, GA                   1990       Light Industrial      3.50     56,400     100%
800 Westlake Parkway             Atlanta, GA                   1991       Bulk Warehouse        7.40    132,400     100%
4050 Southmeadow Parkway         Atlanta, GA                   1991       Reg. Warehouse        6.60     87,328     100%
4051 Southmeadow Parkway         Atlanta, GA                   1989       Bulk Warehouse       11.20    171,671     100%
4071 Southmeadow Parkway         Atlanta, GA                   1991       Bulk Warehouse       17.80    209,918     100%
4081 Southmeadow Parkway         Atlanta, GA                   1989       Bulk Warehouse       12.83    254,172     100%
1875 Rockdale Industrial Blvd.   Conyers, GA                   1966       Manufacturing         5.70    121,600     100%
3312 N. Berkeley Lake Road       Duluth, GA                    1969       Bulk Warehouse       52.11  1,040,296     100%
370 Great Southwest Pkway (j)    Atlanta, GA                   1986       Light Industrial      8.06    150,536     63%
3495 Bankhead Highway (j)        Atlanta, GA                   1986       Bulk Warehouse       20.50    408,819     70%
955 Cobb Place                   Kennesaw, GA                  1991       Reg. Warehouse        8.73     97,518     100%
6105 Boatrock Boulevard          Atlanta, GA                   1972       Light Industrial      1.79     32,000     100%
1640 Sands Place                 Marietta, GA                  1977       Light Industrial      1.97     35,425     100%
7000 Highland Parkway            Smyrna, GA                    1998       Bulk Warehouse       10.00    123,808     100%
2084 Lake Industrial Court       Conyers, GA                   1998       Bulk Warehouse       13.74    180,000     100%
1003 Sigman Road                 Conyers, GA                   1996       Bulk Warehouse       11.30    123,457     100%
                                                                                                      ----------   -------
SUBTOTAL OR AVERAGE                                                       SUBTOTAL OR AVERAGE         3,987,359     95%
                                                                                                      ----------   -------

BALTIMORE
---------
3431 Benson                      Baltimore, MD                 1988       Light Industrial      3.48     60,227     100%
1801 Portal                      Baltimore, MD                 1987       Light Industrial      3.72     57,600     100%
1811 Portal                      Baltimore, MD                 1987       Light Industrial      3.32     60,000     10%
1831 Portal                      Baltimore, MD                 1990       Light Industrial      3.18     46,522     100%
1821 Portal                      Baltimore, MD                 1986       Light Industrial      4.63     86,234     19%
1820 Portal                      Baltimore, MD      (g)        1982       Bulk Warehouse        6.55    171,000     100%
4845 Governers Way               Frederick, MD                 1988       Light Industrial      5.47     83,064     98%
8900 Yellow Brick Road           Baltimore, MD                 1982       Light Industrial      5.80     60,000     100%
7476 New Ridge                   Hanover, MD                   1987       Light Industrial     18.00     71,866     100%
8779 Greenwood Place             Savage, MD                    1978       Bulk Warehouse        8.00    142,140     100%
                                                                                                      ----------   -------
                                                                          SUBTOTAL OR AVERAGE           838,653     85%
                                                                                                      ----------   -------
BATON ROUGE
-----------
11200 Industriplex Blvd.         Baton Rouge, LA               1986       Light Industrial      3.00     42,355     100%
11441 Industriplex Blvd.         Baton Rouge, LA               1987       Light Industrial      2.40     35,596     90%
11301 Industriplex Blvd.         Baton Rouge, LA               1985       Light Industrial      2.50     38,396     100%
6565 Exchequer Drive             Baton Rouge, LA               1986       Bulk Warehouse        5.30    108,800     100%
                                                                                                      ----------   -------
                                                                          SUBTOTAL OR AVERAGE           225,147     98%
                                                                                                      ----------   -------
CHICAGO
-------
2300 Hammond Drive               Schaumburg, IL                1970       Light Industrial      4.13     77,000     100%
6500 North Lincoln Avenue        Lincolnwood, IL              1965/88     Light Industrial      2.52     63,050     79%
3600 West Pratt Avenue           Lincolnwood, IL              1953/88     Bulk Warehouse        6.35    205,481     100%
917 North Shore Drive            Lake Bluff, IL                1974       Light Industrial      4.27     84,575     100%
6750 South Sayre Avenue          Bedford Park, IL              1975       Light Industrial      2.51     63,383     100%
585 Slawin Court                 Mount Prospect, IL            1992       R&D/Flex              3.71     38,150     100%
2300 Windsor Court               Addison, IL                   1986       Bulk Warehouse        6.80    105,100     100%
3505 Thayer Court                Aurora, IL                    1989       Light Industrial      4.60     64,220     100%
3600 Thayer Court                Aurora, IL                    1989       Light Industrial      6.80     66,958     100%
736-776 Industrial Drive         Elmhurst, IL                  1975       Light Industrial      3.79     80,520     100%
305-311 Era Drive                Northbrook, IL                1978       Light Industrial      1.82     27,549     100%
700-714 Landwehr Road            Northbrook, IL                1978       Light Industrial      1.99     41,835     88%
4330 South Racine Avenue         Chicago, IL                   1978       Manufacturing         5.57    168,000     100%
13040 S. Crawford Avenue         Alsip, IL                     1976       Bulk Warehouse       15.12    400,076     100%
12241 Melrose Street             Franklin Park, IL             1969       Light Industrial      2.47     77,301     100%
12301-12325 S. Laramie Avenue    Alsip, IL                     1975       Bulk Warehouse        8.83    204,586     100%
6300 Howard                      Niles, IL                    1956/64     Manufacturing        19.50    364,000     100%
301 Hintz                        Wheeling, IL                  1960       Manufacturing         2.51     43,636     100%
301 Alice                        Wheeling, IL                  1965       Light Industrial      2.88     65,450     100%
410 West 169th Street            South Holland, IL             1974       Bulk Warehouse        6.40    151,436     70%
1001 Commerce Court              Buffalo Grove, IL             1989       Light Industrial      5.37     84,956     100%
11939 South Central Avenue       Alsip, IL                     1972       Bulk Warehouse       12.60    320,171     99%

                               LOCATION                   YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/99
      ----------------        ----------   ------------   ----------   -------------      -------      ---      --------
CHICAGO (CONT.)
405 East Shawmut              LaGrange, IL                  1965       Light Industrial      3.39     59,075       100%
1010-50 Sesame Street         Bensenville, IL    (d)        1976       Manufacturing         8.00    252,000       100%
5555 West 70th Place          Bedford Park, IL              1973       Manufacturing         2.50     41,531       100%
3200-3250 South St. Louis(j)  Chicago, IL                   1968       Light Industrial      8.66     74,685       100%
3110-3130 South St. Louis     Chicago, IL                   1968       Light Industrial      4.00     23,254       100%
7301 South Hamlin             Chicago, IL                  1975/86     Light Industrial      1.49     56,017       57%
7401 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        5.36    213,670       79%
3900 West 74th Street         Chicago, IL                  1975/86     Reg. Warehouse        2.13     66,000       100%
7501 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        3.88    159,728       100%
396 Fenton Lane               West Chicago, IL              1987       R&D/Flex              2.74     36,480       80%
400 Wegner Drive              West Chicago, IL              1988       Light Industrial      1.33     22,480       100%
450 Fenton Lane               West Chicago, IL              1990       R&D/Flex              2.74     35,880       43%
385 Fenton Lane               West Chicago, IL              1990       Bulk Warehouse        6.79    182,000       100%
335 Crossroad Parkway         Bolingbrook, IL               1996       Bulk Warehouse       12.86    288,000       100%
10435 Seymour Avenue          Franklin Park, IL             1967       Light Industrial      1.85     53,500       57%
905 Paramount                 Batavia, IL                   1977       Light Industrial      2.60     60,000       100%
1005 Paramount                Batavia, IL                   1978       Light Industrial      2.50     64,787       100%
34-45 Lake Street             Northlake, IL                 1978       Bulk Warehouse        5.71    124,804       100%
2120-24 Roberts               Broadview, IL                 1960       Light Industrial      2.30     60,009       100%
4309 South Morgan Street      Chicago, IL                   1975       Manufacturing         6.91    200,000       100%
405-17 University Drive       Arlington Hgts, IL            1977       Light Industrial      2.42     56,400       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         4,927,733       96%
                                                                                                   ----------     -------
CINCINNATI
----------
9900-9970 Princeton           Cincinnati, OH     (a)        1970       Bulk Warehouse       10.64    185,580       99%
2940 Highland Avenue          Cincinnati, OH     (a)       1969/74     Bulk Warehouse       17.08    502,000       100%
4700-4750 Creek Road          Blue Ash, OH       (a)        1960       Light Industrial     15.32    265,000       96%
4860 Duff Drive               Cincinnati, OH                1979       Light Industrial      1.02     15,986       100%
4866 Duff Drive               Cincinnati, OH                1979       Light Industrial      1.02     16,000       100%
4884 Duff Drive               Cincinnati, OH                1979       Light Industrial      1.59     25,000       100%
4890 Duff Drive               Cincinnati, OH                1979       Light Industrial      1.59     25,018       100%
9636-9643 Interocean Drive    Cincinnati, OH                1983       Light Industrial      4.13     29,371       100%
12072 Best Place              Springboro, OH                1984       Bulk Warehouse        7.80    112,500       100%
901 Pleasant Valley Drive     Springboro, OH                1984       Light Industrial      7.70     69,220       100%
4440 Mulhauser Road           Cincinnati, OH                1999       Bulk Warehouse       15.26    240,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         1,485,675       99%
                                                                                                   ----------     -------
CLEVELAND
---------
6675 Parkland Boulevard       Solon, OH                     1991       R&D/Flex             10.41    102,500       100%
21510-21600 Alexander Rd.(k)  Oakwood, OH                   1985       Light Industrial      5.70    106,721       100%
5405 & 5505 Valley Belt Rd.(j)Independence, OH              1983       Light Industrial      6.23     62,395       100%
10145 Philipp Parkway         Streetsboro, OH               1994       Reg. Warehouse        4.00     51,525       100%
4410 Hamann                   Willoughby, OH                1975       Light Industrial      1.40     32,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR                   355,141       100%
                                                                       AVERAGE
                                                                                                   ----------     -------
COLUMBUS
--------
6911 Americana Parkway        Columbus, OH                  1980       Light Industrial      4.05     57,255       100%
3800 Lockbourne Industrial    Columbus, OH                  1986       Bulk Warehouse       22.12    404,734       100%
Pky
3880 Groveport Road           Obetz, OH                     1986       Bulk Warehouse       43.41    705,600       100%
1819 North Walcutt Road       Columbus, OH                  1973       Bulk Warehouse       11.33    243,000       100%
4300 Cemetery Road            Hilliard, OH                  1968       Manufacturing        62.71    255,470       100%
4115 Leap Road   (j)          Hilliard, OH                  1977       R&D/Flex             18.66    217,612       100%
3300 Lockbourne               Columbus, OH                  1964       Bulk Warehouse       17.00    300,200       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         2,183,871       100%
                                                                                                   ----------     -------
DALLAS
------
1275-1281 Roundtable Drive    Dallas, TX                    1966       Light Industrial      1.75     30,642       100%
2406-2416 Walnut Ridge        Dallas, TX                    1978       Light Industrial      1.76     44,000       100%
12750 Perimeter Drive         Dallas, TX                    1979       Bulk Warehouse        6.72    178,200       100%
1324-1343 Roundtable Drive    Dallas, TX                    1972       Light Industrial      2.09     47,000       100%
1405-1409 Avenue II East      Grand Prairie, TX             1969       Light Industrial      1.79     36,000       100%
2651-2677 Manana              Dallas, TX                    1966       Light Industrial      2.55     82,229       100%
2401-2419 Walnut Ridge        Dallas, TX                    1978       Light Industrial      1.20     30,000       100%
4248-4252 Simonton            Farmers Ranch, TX             1973       Bulk Warehouse        8.18    205,693       100%
900-906 Great Southwest Pkwy  Arlington, TX                 1972       Light Industrial      3.20     69,761       100%
2179 Shiloh Road              Garland, TX                   1982       Reg. Warehouse        3.63     65,700       100%
2159 Shiloh Road              Garland, TX                   1982       R&D/Flex              1.15     20,800       100%
2701 Shiloh Road              Garland, TX                   1981       Bulk Warehouse        8.20    214,650       100%
12784 Perimeter Drive (k)     Dallas, TX                    1981       Light Industrial      4.57     95,671       100%
3000 West Commerce            Dallas, TX                    1980       Manufacturing        11.23    128,478       100%
3030 Hansboro                 Dallas, TX                    1971       Bulk Warehouse        3.71    100,000       100%
5222 Cockrell Hill            Dallas, TX                    1973       Manufacturing         4.79     96,506       100%
405-407 113th                 Arlington, TX                 1969       Light Industrial      2.75     60,000       50%
816 111th Street              Arlington, TX                 1972       Light Industrial      2.89     65,000       100%
1017-25 Jacksboro Highway     Fort Worth, TX                1970       Light Industrial      1.49     30.000       100%
7341 Dogwood Park             Richland Hills, TX            1973       Light Industrial      1.09     20,000       100%
7427 Dogwood Park             Richland Hills, TX            1973       Light Industrial      1.60     27,500       100%



                                 LOCATION                   YEAR BUILT                     LAND AREA          OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA    12/31/99
      ----------------          ----------   ------------   ----------   -------------      -------      ---    --------
DALLAS (CONT.)
--------------
7348-54 Tower Street            Richland Hills, TX            1978       Light Industrial      1.09     20,000     100%
7370 Dogwood Park               Richland Hills, TX            1987       Light Industrial      1.18     18,500     100%
7339-41 Tower Street            Richland Hills, TX            1980       Light Industrial      0.95     17,600     100%
7437-45 Tower Street            Richland Hills, TX            1977       Light Industrial      1.16     20,000     100%
7331-59 Airport Freeway         Richland Hills, TX            1987       R&D/Flex              2.63     37,800     100%
7338-60 Dogwood Park            Richland Hills, TX            1978       R&D/Flex              1.51     26,208     100%
7450-70 Dogwood Park            Richland Hills, TX            1985       Light Industrial      0.88     18,000     80%
7423-49 Airport Freeway         Richland Hills, TX            1985       R&D/Flex              2.39     33,810     71%
7400 Whitehall Street           Richland Hills, TX            1994       Light Industrial      1.07     21,750     100%
                                                                                                   ---------    -------
                                                                       SUBTOTAL OR AVERAGE         1,861,498        98%
                                                                                                   ---------    -------
DAYTON
------
6094-6104 Executive Boulevard   Huber Heights, OH             1975       Light Industrial      3.33     43,200     100%
6202-6220 Executive Boulevard   Huber Heights, OH             1996       Light Industrial      3.79     64,000     100%
6268-6294 Executive Boulevard   Huber Heights, OH             1989       Light Industrial      4.03     60,800     95%
5749-5753 Executive Boulevard   Huber Heights, OH             1975       Light Industrial      1.15     12,000     100%
6230-6266 Executive Boulevard   Huber Heights, OH             1979       Light Industrial      5.30     84,000     85%
2200-2224 Sandridge Road Moraine, OH                          1983       Light Industrial      2.96     58,746     100%
8119-8137 Uehling Lane          Dayton, OH                    1978       R&D/Flex              1.15     20,000     100%
                                                                                                   ---------    -------
                                                                       SUBTOTAL OR                   342,746     95%
                                                                       AVERAGE                     ---------    -------
DENVER
------
7100 North Broadway - Bldg. 1   Denver, CO                    1978       Light Industrial     16.80     32,269     96%
7100 North Broadway - Bldg. 2   Denver, CO                    1978       Light Industrial     16.90     32,500     91%
7100 North Broadway - Bldg. 3   Denver, CO                    1978       Light Industrial     11.60     22,259     82%
7100 North Broadway - Bldg. 5   Denver, CO                    1978       Light Industrial     15.00     28,789     98%
7100 North Broadway - Bldg. 6   Denver, CO                    1978       Light Industrial     22.50     38,255     73%
20100 East 32nd Avenue Parkway  Aurora, CO                    1997       R&D/Flex              4.10     51,300     92%
15700 - 15820 West 6th Avenue   Golden, CO                    1978       Light Industrial      1.92     52,758     89%
15850-15884 West 6th Avenue     Golden, CO                    1978       Light Industrial      1.92     31,856     83%
5454 Washington                 Denver, CO                    1985       Light Industrial      4.00     34,740     91%
5801 West 6th Avenue            Lakewood, CO                  1980       Light Industrial      1.03     15,500     100%
5805 West 6th Avenue            Lakewood, CO                  1980       Light Industrial      1.03     20,358     100%
5815 West 6th Avenue            Lakewood, CO                  1980       Light Industrial      1.03     20,765     83%
5825 West 6th Avenue            Lakewood, CO                  1980       R&D/Flex              1.03     20,748     92%
5835 West 6th Avenue            Lakewood, CO                  1980       Light Industrial      1.03     20,490     95%
525 East 70th Street            Denver, CO                    1985       Light Industrial      5.18     12,000     100%
565 East 70th Street            Denver, CO                    1985       Light Industrial      5.18     29,990     100%
605 East 70th Street            Denver, CO                    1985       Light Industrial      5.18     34,000     100%
625 East 70th Street            Denver, CO                    1985       Light Industrial      5.18     24,000     100%
665 East 70th Street            Denver, CO                    1985       Light Industrial      5.18     24,000     100%
700 West 48th Street            Denver, CO                    1984       Light Industrial      5.40     53,431     100%
702 West 48th Street            Denver, CO                    1984       Light Industrial      5.40     23,820     100%
800 East 73rd                   Denver, CO                    1984       R&D/Flex              4.50     49,360     96%
850 East 73rd                   Denver, CO                    1984       R&D/Flex              4.50     38,962     91%
6425 North Washington           Denver, CO                    1983       R&D/Flex              4.05     82,120     99%
3370 North Peoria Street        Aurora, CO                    1978       R&D/Flex              1.64     25,520     78%
3390 North Peoria Street        Aurora, CO                    1978       R&D/Flex              1.46     22,699     100%
3508-3538 North Peoria Street   Aurora, CO                    1978       R&D/Flex              2.61     40,653     100%
3568 North Peoria Street        Aurora, CO                    1978       R&D/Flex              2.24     34,775     100%
4785 Elati                      Denver, CO                    1972       Light Industrial      3.34     34,777     95%
4770 Fox Street                 Denver, CO                    1972       Light Industrial      3.38     26,565     100%
1550 West Evans                 Denver, CO                    1975       Light Industrial      3.92     78,788     100%
3751 - 71 Revere Street         Denver, CO                    1980       Reg. Warehouse        2.41     55,027     100%
3871 Revere Street              Denver, CO                    1980       Reg. Warehouse        3.19     75,265     100%
5454 Havana Street              Denver, CO                    1980       R&D/Flex              2.68     42,504     100%
5500 Havana Street              Denver, CO                    1980       R&D/Flex              2.19     34,776     100%
4570 Ivy Street                 Denver, CO                    1985       Light Industrial      1.77     31,355     100%
5855 Stapleton Drive North      Denver, CO                    1985       Light Industrial      2.33     41,268     100%
5885 Stapleton Drive North      Denver, CO                    1985       Light Industrial      3.05     53,893     100%
5200-5280 North Broadway        Denver, CO                    1977       Light Industrial      1.54     31,780     100%
5977-5995 North Broadway        Denver, CO                    1978       Light Industrial      4.96     50,280     100%
2952-5978 North Broadway        Denver, CO                    1978       Light Industrial      7.91     88,977     100%
6400 North Broadway             Denver, CO                    1982       Light Industrial      4.51     69,430     100%
875 Parfet Street               Lakewood, CO                  1975       Light Industrial      3.06     49,216     100%
4721 Ironton Street             Denver, CO                    1969       R&D/Flex              2.84     50,160     100%
833 Parfet Street               Lakewood, CO                  1974       R&D/Flex              2.57     24,800     100%
11005 West 8th Avenue           Lakewood, CO                  1974       Light Industrial      2.57     25,672     100%
7100 North Broadway - 7         Denver, CO                    1985       R&D/Flex              2.30     24,822     97%
7100 North Broadway - 8         Denver, CO                    1985       R&D/Flex              2.30      9,107      0%
6804 East 48th Avenue           Denver, CO                    1973       R&D/Flex              2.23     46,464     100%
445 Bryant Street               Denver, CO                    1960       Light Industrial      6.31    292,472     100%
East 47th Drive -A              Denver, CO                    1997       R&D/Flex              3.00     51,200     93%
7025 South Revere Parkway       Denver, CO                    1997       R&D/Flex              3.20     59,270     100%
9500 W. 49th Street - A         Wheatridge, CO                1997       Light Industrial      1.74     19,217     100%

                                  LOCATION                  YEAR BUILT                      LAND AREA           OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA     12/31/99
      ----------------           ----------  ------------    ---------   -------------       -------      ---     --------
DENVER (CONT.)
--------------
9500 W. 49th Street - B          Wheatridge, CO                1997      Light Industrial       1.74     16,441    100%
9500 W. 49th Street - C          Wheatridge, CO                1997      R&D/Flex               1.74     29,174    100%
9500 W. 49th Street - D          Wheatridge, CO                1997      Light Industrial       1.74     41,615    100%
8100 South Park Way - A          Littleton, CO                 1997      R&D/Flex               3.33     52,581    95%
8100 South Park Way - B          Littleton, CO                 1984      R&D/Flex               0.78     12,204    100%
8100 South Park Way - C          Littleton, CO                 1984      Light Industrial       4.28     67,520    100%
451-591 East 124th Avenue        Littleton, CO                 1979      Light Industrial       4.96     59,711    100%
14100 East Jewell                Aurora, CO                    1980      R&D/Flex               3.67     58,553    88%
14190 East Jewell                Aurora,  CO                   1980      R&D/Flex               1.84     29,442    100%
608 Garrison Street              Lakewood, CO                  1984      R&D/Flex               2.17     25,075    100%
610 Garrison Street              Lakewood, CO                  1984      R&D/Flex               2.17     24,965    100%
1111 West Evans (A&C)            Denver, CO                    1986      Light Industrial       2.00     36,894    100%
1111 West Evans (B)              Denver, CO                    1986      Light Industrial       0.50      4,725    100%
15000 West 6th Avenue            Golden, CO                    1985      R&D/Flex               5.25     69,279    100%
14998 West 6th Avenue Building E Golden, CO                  1995      R&D/Flex               2.29     42,832    100%
14998 West 6th Avenue Building F Englewood, CO                 1995      R&D/Flex               2.29     20,424    100%
12503 East Euclid Drive          Denver, CO                    1986      R&D/Flex              10.90     97,871    92%
6547 South Racine Circle         Englewood, CO                 1996      Light Industrial       3.92     60,112    100%
7800 East Iliff Avenue           Denver, CO                    1983      R&D/Flex               3.06     22,296    100%
2369 South Trenton Way           Denver, CO                    1983      R&D/Flex               4.80     33,267    75%
2370 South Trenton Way           Denver, CO                    1983      R&D/Flex               3.27     22,735    100%
2422 South Trenton Way           Denver, CO                    1983      R&D/Flex               3.94     27,413    100%
2452 South Trenton Way           Denver, CO                    1983      R&D/Flex               6.78     47,931    100%
651 Topeka Way                   Denver, CO                    1985      R&D/Flex               4.53     24,000    100%
680 Atchinson Way                Denver, CO                    1985      R&D/Flex               4.53     24,000    100%
8122 South Park Lane - A         Littleton, CO                 1986      R&D/Flex               5.09     43,987    100%
8122 South Park Lane -  B        Littleton, CO                 1986      Light Industrial       2.28     20,389    100%
1600 South Abilene               Aurora, CO                    1986      R&D/Flex               3.53     47,930    100%
1620 South Abilene               Aurora, CO                    1986      Light Industrial       2.04     27,666    100%
1640 South Abilene               Aurora, CO                    1986      Light Industrial       2.80     37,948    100%
13900 East Florida Avenue        Aurora, CO                    1986      R&D/Flex               1.44     19,493    100%
4301 South Federal Boulevard     Englewood, CO                 1997      Reg. Warehouse         2.80     35,381    100%
14401-14492 East 33rd Place      Aurora, CO                    1979      Bulk Warehouse         4.75    100,100    100%
11701 East 53rd Avenue           Denver, CO                    1985      Reg. Warehouse         4.19     81,981    100%
5401 Oswego Street               Denver, CO                    1985      Reg. Warehouse         2.80     53,838    100%
3811 Joliet                      Denver, CO                    1977      R&D/Flex              14.24    124,290    100%
2630 West 2nd Avenue             Denver, CO                    1970      Light Industrial       0.50      8,260    100%
2650 West 2nd Avenue             Denver, CO                    1970      Light Industrial       2.80     36,081    83%
14818 West 6th Avenue Bldg. A    Golden, CO                    1985      R&D/Flex               2.54     39,776    76%
14828 West 6th Avenue Bldg. B    Golden, CO                    1985      R&D/Flex               2.54     41,805    96%
12055 E. 49th Ave/4955 Peoria    Denver, CO                    1984      R&D/Flex               3.09     49,575    100%
4940-4950 Paris                  Denver, CO                    1984      R&D/Flex               1.58     25,290    100%
4970 Paris                       Denver, CO                    1984      R&D/Flex               0.98     15,767    100%
5010 Paris                       Denver, CO                    1984      R&D/Flex               0.92     14,822    100%
7367 South Revere Parkway        Englewood, CO                 1997      Bulk Warehouse         8.50    102,839    100%
10311 W. Hampden Avenue          Lakewood, CO                  1999      Light Industrial       4.40     52,183    92%
                                                                                                   ---------   -------
                                                                      SUBTOTAL OR AVERAGE          4,215,463    97%
                                                                                                   ---------   -------
DES MOINES
----------
1500 East Washington Avenue      Des Moines, IA                1987      Bulk Warehouse        13.25    192,466    100%
1600 East Washington Avenue      Des Moines, IA                1987      Bulk Warehouse         6.78     81,866    100%
4121 McDonald Avenue             Des Moines, IA                1977      Bulk Warehouse        11.02    177,431    100%
4141 McDonald Avenue             Des Moines, IA                1976      Bulk Warehouse        11.03    263,196    95%
4161 McDonald Avenue             Des Moines, IA                1979      Bulk Warehouse        11.02    164,084    92%
5701 NE 17th Street              Des Moines, IA                1968      Light Industrial       2.30     54,000    100%
                                                                                                   ---------   -------
                                                                      SUBTOTAL OR AVERAGE            933,043    97%
                                                                                                   ---------   -------
DETROIT
-------
238 Executive Drive              Troy, MI                      1973      Light Industrial       1.32     13,740    100%
256 Executive Drive              Troy, MI                      1974      Light Industrial       1.12     11,273    100%
301 Executive Drive              Troy, MI                      1974      Light Industrial       1.27     20,411    100%
449 Executive Drive              Troy, MI                      1975      Reg. Warehouse         2.12     33,001    100%
501 Executive Drive              Troy, MI                      1984      Light Industrial       1.57     18,061    100%
451 Robbins Drive                Troy, MI                      1975      Light Industrial       1.88     28,401    100%
700 Stephenson Highway           Troy, MI                      1978      R&D/Flex               3.13     29,344    100%
800 Stephenson Highway           Troy, MI                      1979      R&D/Flex               4.39     48,200    100%
1150 Stephenson Highway          Troy, MI                      1982      R&D/Flex               1.70     18,107    100%
1200 Stephenson Highway          Troy, MI                      1980      R&D/Flex               2.65     25,025    100%
1035 Crooks Road                 Troy, MI                      1980      Light Industrial       1.74     23,320    100%
1095 Crooks Road                 Troy, MI                      1986      R&D/Flex               2.83     35,042    100%
1416 Meijer Drive                Troy, MI                      1980      Light Industrial       1.20     17,944    100%
1624 Meijer Drive                Troy, MI                      1984      Light Industrial       3.42     44,040    100%
1972 Meijer Drive                Troy, MI                      1985      Reg. Warehouse         2.36     37,075    100%
2112 Meijer Drive                Troy, MI                      1980      Reg. Warehouse         4.12     34,558    100%
1621 Northwood Drive             Troy, MI                      1977      Bulk Warehouse         1.54     24,900    100%

                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/99
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
DETROIT (CONT.)
---------------
1707 Northwood Drive          Troy, MI                      1983      Light Industrial       1.69     28,750       100%
1749 Northwood Drive          Troy, MI                      1977      Bulk Warehouse         1.69     26,125       100%
1788 Northwood Drive          Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1821 Northwood Drive          Troy, MI                      1977      Reg. Warehouse         2.07     35,050       100%
1826 Northwood Drive          Troy, MI                      1977      Light Industrial       1.22     12,480       100%
1864 Northwood Drive          Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1921 Northwood Drive          Troy, MI                      1977      Light Industrial       2.33     42,000       100%
2230 Elliott Avenue           Troy, MI                      1974      Light Industrial       0.90     12,612       100%
2237 Elliott Avenue           Troy, MI                      1974      Light Industrial       0.96     12,612       100%
2277 Elliott Avenue           Troy, MI                      1975      Light Industrial       0.96     12,612       100%
2291 Elliott Avenue           Troy, MI                      1974      Light Industrial       1.06     12,200       100%
2451 Elliott Avenue           Troy, MI                      1974      Light Industrial       1.68     24,331       100%
2730 Research Drive           Rochester Hills, MI           1988      Reg. Warehouse         3.52     57,850       100%
2791 Research Drive           Rochester Hills, MI           1991      Reg. Warehouse         4.48     64,199       100%
2871 Research Drive           Rochester Hills, MI           1991      Reg. Warehouse         3.55     49,543       100%
2911 Research Drive           Rochester Hills, MI           1992      Reg. Warehouse         5.72     80,078       100%
3011 Research Drive           Rochester Hills, MI           1988      Reg. Warehouse         2.55     32,637       100%
2870 Technology Drive         Rochester Hills, MI           1988      Light Industrial       2.41     24,445       100%
2890 Technology Drive         Rochester Hills, MI           1991      Light Industrial       1.76     24,410       100%
2900 Technology Drive         Rochester Hills, MI           1992      Reg. Warehouse         2.15     31,047       100%
2920 Technology Drive         Rochester Hills, MI           1992      Light Industrial       1.48     19,011       100%
2930 Technology Drive         Rochester Hills, MI           1991      Light Industrial       1.41     17,994       100%
2950 Technology Drive         Rochester Hills, MI           1991      Light Industrial       1.48     19,996       100%
2960 Technology Drive         Rochester Hills, MI           1992      Reg. Warehouse         3.83     41,565       100%
23014 Commerce Drive          Farmington Hills, MI          1983      R&D/Flex               0.65      7,200       100%
23028 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       1.26     20,265       100%
23035 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       1.23     15,200       100%
23042 Commerce Drive          Farmington Hills, MI          1983      R&D/Flex               0.75      8,790       100%
23065 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       0.91     12,705       100%
23070 Commerce Drive          Farmington Hills, MI          1983      R&D/Flex               1.43     16,765       100%
23079 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       0.85     10,830       100%
23093 Commerce Drive          Farmington Hills, MI          1983      Reg. Warehouse         3.87     49,040       100%
23135 Commerce Drive          Farmington Hills, MI          1986      Light Industrial       2.02     23,969       100%
23149 Commerce Drive          Farmington Hills, MI          1985      Reg. Warehouse         6.32     47,700       100%
23163 Commerce Drive          Farmington Hills, MI          1986      Light Industrial       1.51     19,020       100%
23177 Commerce Drive          Farmington Hills, MI          1986      Light Industrial       2.29     32,127       100%
23206 Commerce Drive          Farmington Hills, MI          1985      Light Industrial       1.30     19,822       100%
23290 Commerce Drive          Farmington Hills, MI          1980      Reg. Warehouse         2.56     42,930       100%
23370 Commerce Drive          Farmington Hills, MI          1980      Light Industrial       0.67      8,741       100%
24492 Indoplex Circle         Farmington Hills, MI          1976      Light Industrial       1.63     24,000       100%
24528 Indoplex Circle         Farmington Hills, MI          1976      Light Industrial       2.26     34,650       100%
21477 Bridge Street           Southfield, MI                1986      Light Industrial       3.10     41,500       87%
32450 N. Avis Drive           Madison Heights,  MI          1974      Light Industrial       3.23     55,820        0%
32200 N. Avis Drive           Madison Heights,  MI          1973      Light Industrial       6.15     88,700       100%
11813 Hubbard                 Livonia, MI                   1979      Light Industrial       1.95     33,300       100%
11866 Hubbard                 Livonia, MI                   1979      Light Industrial       2.32     41,380       100%
12050-12300 Hubbard(j)        Livonia, MI                   1981      Light Industrial       6.10     85,086       78%
38200 Plymouth                Livonia, MI                   1997      Bulk Warehouse        11.43    140,365       100%
38220 Plymouth                Livonia, MI                   1988      Bulk Warehouse        13.14    145,232       100%
38300 Plymouth                Livonia, MI                   1997      Bulk Warehouse         6.95    127,800       100%
12707 Eckles Road             Plymouth, MI                  1990      Light Industrial       2.62     42,300       100%
9300-9328 Harrison Rd.        Romulus, MI                   1978      Light Industrial       2.53     29,286       100%
9330-9358 Harrison Rd.        Romulus, MI                   1978      Light Industrial       2.53     29,280       100%
28420-28448 Highland Rd       Romulus, MI                   1979      Light Industrial       2.53     29,280       100%
28450-28478 Highland Rd       Romulus, MI                   1979      Light Industrial       2.53     29,340       50%
28421-28449 Highland Rd       Romulus, MI                   1980      Light Industrial       2.53     29,285       75%
28451-28479 Highland Rd       Romulus, MI                   1980      Light Industrial       2.53     29,280       88%
28825-28909 Highland Rd       Romulus, MI                   1981      Light Industrial       2.53     29,284       100%
28933-29017 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28824-28908 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28932-29016 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
9710-9734 Harrison Road       Romulus, MI                   1987      Light Industrial       2.22     25,925       100%
9740-9772 Harrison Road       Romulus, MI                   1987      Light Industrial       2.53     29,548       100%
9840-9868 Harrison Road       Romulus, MI                   1987      Light Industrial       2.53     29,280       50%
9800-9824 Harrison Road       Romulus, MI                   1987      Light Industrial       2.22     25,620        0%
29265-29285 Airport Drive     Romulus, MI                   1983      Light Industrial       2.05     23,707       100%
29185-29225 Airport Drive     Romulus, MI                   1983      Light Industrial       3.17     36,658       100%
29149-29165 Airport Drive     Romulus, MI                   1984      Light Industrial       2.89     33,440       100%
29101-29115 Airport Drive     Romulus, MI                   1985      R&D/Flex               2.53     29,287       100%
29031-29045 Airport Drive     Romulus, MI                   1985      Light Industrial       2.53     29,280       100%
29050-29062 Airport Drive     Romulus, MI                   1986      Light Industrial       2.22     25,837       100%
29120-29134 Airport Drive     Romulus, MI                   1986      Light Industrial       2.53     29,282       100%
29200-29214 Airport Drive     Romulus, MI                   1985      Light Industrial       2.53     29,282       100%


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/99
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------

DETROIT (CONT.)
---------------
9301-9339 Middlebelt Road     Romulus, MI                   1983      R&D/Flex               1.29     15,414       94%
21405 Trolley Industrial      Taylor, MI                    1971      Bulk Warehouse        11.25    180,986       100%
Road
26980 Trolley Industrial      Taylor, MI                    1997      Bulk Warehouse         5.43                  100%
Drive                                                                                                102,400
28055 S. Wick Road            Romulus, MI                   1989      Light Industrial       6.79     42,060       100%
12050-12200 Farmington Road   Livonia, MI                   1973      Light Industrial       1.34     25,470       79%
33200 Capitol Avenue          Livonia, MI                   1977      Light Industrial       2.16     40,000       100%
32975 Capitol Avenue          Livonia, MI                   1978      R&D/Flex               0.99     18,465       100%
2725 S. Industrial Highway    Ann Arbor, MI                 1997      Light Industrial       2.63     37,875       100%
32920 Capitol Avenue          Livonia, MI                   1973      Reg. Warehouse         0.47      8,000       100%
32940 Capitol Avenue          Livonia, MI                   1971      Light Industrial       0.45      8,480       100%
11862 Brookfield Avenue       Livonia, MI                   1972      Light Industrial       0.92     14,600       100%
11923 Brookfield Avenue       Livonia, MI                   1973      Light Industrial       0.76     14,600       100%
11965 Brookfield Avenue       Livonia, MI                   1973      Light Industrial       0.88     14,600       100%
34005 Schoolcraft Road        Livonia, MI                   1981      Light Industrial       1.70     26,100       100%
13405 Stark Road              Livonia, MI                   1980      Light Industrial       0.65      9,750       100%
1170 Chicago Road             Troy, MI                      1983      Light Industrial       1.73     21,500       100%
1200 Chicago Road             Troy, MI                      1984      Light Industrial       1.73     26,210       100%
450 Robbins Drive             Troy, MI                      1976      Light Industrial       1.38     19,050       100%
556 Robbins Drive             Troy, MI                      1974      Light Industrial       0.63      8,760       100%
1230 Chicago Road             Troy, MI                      1996      Reg. Warehouse         2.10     30,120       100%
12886 Westmore Avenue         Livonia, MI                   1981      Light Industrial       1.01     18,000       100%
12898 Westmore Avenue         Livonia, MI                   1981      Light Industrial       1.01     18,000       100%
33025 Industrial Road         Livonia, MI                   1980      Light Industrial       1.02      6,250       100%
2002 Stephenson Highway       Troy, MI                      1986      R&D/Flex               1.42     21,850       100%
47711 Clipper Street          Plymouth Twsp, MI             1996      Reg. Warehouse         2.27     36,926       100%
32975 Industrial Road         Livonia, MI                   1984      Light Industrial       1.19     21,000       100%
32985 Industrial Road         Livonia, MI                   1985      Light Industrial       0.85     12,040       100%
32995 Industrial Road         Livonia, MI                   1983      Light Industrial       1.11     14,280       100%
12874 Westmore Avenue         Livonia, MI                   1984      Light Industrial       1.01     16,000       100%
33067 Industrial Road         Livonia, MI                   1984      Light Industrial       1.11     18,640       100%
1775 Bellingham               Troy, MI                      1987      R&D/Flex               1.88     28,900       100%
1785 East Maple               Troy, MI                      1985      Light Industrial       0.80     10,200       100%
1807 East Maple               Troy, MI                      1984      R&D/Flex               2.15     28,100       100%
9800 Chicago Road             Troy, MI                      1985      Light Industrial       1.09     14,280       100%
1840 Enterprise Drive         Rochester Hills, MI           1990      R&D/Flex               2.42     33,240       100%
1885 Enterprise Drive         Rochester Hills, MI           1990      Light Industrial       1.47     19,604       100%
1935-55 Enterprise Drive      Rochester Hills, MI           1990      R&D/Flex               4.54     53,400       100%
5500 Enterprise Court         Warren, MI                    1989      R&D/Flex               3.93     53,900       100%
5800 Enterprise Court         Warren, MI                    1987      Manufacturing          1.48     17,240       100%
750 Chicago Road              Troy, MI                      1986      Light Industrial       1.54     26,709       100%
800 Chicago Road              Troy, MI                      1985      Light Industrial       1.48     24,340       100%
850 Chicago Road              Troy, MI                      1984      Light Industrial       0.97     16,049       100%
2805 S. Industrial Highway    Ann Arbor, MI                 1990      R&D/Flex               1.70     24,458       100%
6833 Center Drive             Sterling Heights, MI          1998      Reg. Warehouse         4.42     66,132       100%
22731 Newman Street           Dearborn, MI                  1985      R&D/Flex               2.31     48,000       100%
32201 North Avis Drive        Madison Heights, MI           1974      R&D/Flex               4.19     50,000       100%
1100 East Mandoline Road      Madison Heights, MI           1967      Bulk Warehouse         8.19    117,903       100%
30081 Stephenson Highway      Madison Heights, MI           1967      Light Industrial       2.50     50,750       100%
1120 John A. Papalas Drive(k) Lincoln Park, MI              1985      Light Industrial      10.30    120,410       100%
36555 Ecorse                  Romulus, MI                   1998      Bulk Warehouse        18.00    268,800       100%
6340 Middlebelt               Romulus, MI                   1998      Light Industrial      11.03     77,508       100%
4872 S. Lapeer Road           Lake Orion Twsp, MI           1999      Bulk Warehouse         9.58    125,605       100%
775 James L. Hart Parkway     Ypsilanti, MI                 1999      Reg. Warehouse         7.65     55,535       100%
                                                                                                   ----------     -------
                                                                     SUBTOTAL OR AVERAGE           5,182,696       97%
                                                                                                   ----------     -------
GRAND RAPIDS
------------
2 84th Street SW              Byron Center, MI              1986      Light Industrial       3.01     30,000       100%
100 84th Street SW            Byron Center, MI              1979      Light Industrial       4.20     81,000       100%
511 76th Street SW            Grand Rapids, MI              1986      Bulk Warehouse        14.44    202,500       100%
553 76th Street SW            Grand Rapids, MI              1985      R&D/Flex               1.16     10,000       100%
555 76th Street SW            Grand Rapids, MI              1987      Bulk Warehouse        12.50    200,000       100%
2925 Remico Avenue SW         Grandville, MI                1988      Light Industrial       3.40     66,505       100%
2935 Walkent Court NW         Grand Rapids, MI              1991      Light Industrial       6.13     64,961       100%
3300 Kraft Avenue SE          Grand Rapids, MI              1987      Bulk Warehouse        11.57    200,000       100%
3366 Kraft Avenue SE          Grand Rapids, MI              1987      Bulk Warehouse        12.35    200,000       75%
5001 Kendrick Court SE        Grand Rapids, MI              1983      Light Industrial       4.00     61,500       100%
5050 Kendrick Court SE        Grand Rapids, MI              1988      Manufacturing         26.94    413,500       100%
5015 52nd Street SE           Grand Rapids, MI              1987      Light Industrial       4.11     61,250       100%
5025 28th Street              Grand Rapids, MI              1967      Light Industrial       3.97     14,400       100%
5079 33rd Street SE           Grand Rapids, MI              1990      Bulk Warehouse         6.74    109,875       100%
5333 33rd Street SE           Grand Rapids, MI              1991      Bulk Warehouse         8.09    101,250       100%
5130 Patterson Ave            Grand Rapids, MI              1987      Light Industrial       6.57     30,000       100%
3395 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       3.70     42,600       100%
3427 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       2.40     32,600       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR  AVERAGE         1,921,941       97%
                                                                                                   ----------     -------


                                        LOCATION                 YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS                 CITY/STATE  ENCUMBRANCES  -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/99
      ----------------                 ----------  ------------   ---------   -------------       -------      ---        --------
HARTFORD
--------
20 Utopia Road                         Manchester, CT               1989      Light Industrial       3.96     36,000       100%
50 Utopia Road                         Manchester, CT               1987      Light Industrial       3.97     60,000       100%
135 Sheldon road                       Manchester, CT               1987      Light Industrial       6.17     60,000       100%
169 Progress Road                      Manchester, CT               1987      Manufacturing         11.25     84,000       100%
227 Progress Drive                     Manchester, CT               1986      Light Industrial       2.51     19,800       100%
249 Progress Drive                     Manchester, CT               1985      Light Industrial       3.73     30,000       100%
428 Hayden Station Road                Windsor, CT                  1988      Light Industrial       5.47     36,000       100%
430 Hayden Station Road                Windsor, CT                  1987      Light Industrial       4.34     48,000       75%
436 Hayden Station Road                Windsor, CT                  1988      Light Industrial      10.96     60,000       100%
460 Hayden Station Road                Windsor, CT                  1985      Light Industrial       4.71     42,000       79%
345 MacCausland Court                  Cheshire, CT                 1998      Bulk Warehouse        13.14    143,391       80%
                                                                                                           ----------     -------
                                                                              SUBTOTAL OR  AVERAGE           619,191       92%
                                                                                                           ----------     -------
HOUSTON
-------
2102-2314 Edwards Street               Houston, TX                  1961      Bulk Warehouse         5.02    115,248       100%
4545 Eastpark Drive                    Houston, TX                  1972      Reg. Warehouse         3.80     81,295       100%
3351 Rauch Street                      Houston, TX                  1970      Reg. Warehouse         4.04     82,500       60%
3851 Yale Street                       Houston, TX                  1971      Bulk Warehouse         5.77    132,554       100%
3337-3347 Rauch Street                 Houston, TX                  1970      Reg. Warehouse         2.29     60,085       66%
8505 North Loop East                   Houston, TX                  1981      Bulk Warehouse         4.99    107,769       100%
4749-4799 Eastpark Dr.                 Houston, TX                  1979      Bulk Warehouse         7.75    182,563       100%
4851 Homestead Road                    Houston, TX                  1973      Bulk Warehouse         3.63    142,250       100%
3365-3385 Rauch Street                 Houston, TX                  1970      Reg. Warehouse         3.31     82,140       100%
5050 Campbell Road                     Houston, TX                  1970      Bulk Warehouse         6.10    121,875       100%
4300 Pine Timbers                      Houston, TX                  1980      Bulk Warehouse         4.76    113,400       58%
10600 Hampstead                        Houston, TX                  1974      Light Industrial       1.26     19,063       100%
2300 Fairway Park Drive                Houston, TX                  1974      Light Industrial       1.25     19,008       100%
7901 Blankenship                       Houston, TX                  1972      Light Industrial       2.17     48,000       100%
2500-2530 Fairway Park                 Houston, TX                  1974      Bulk Warehouse         8.72    213,638       84%
6550 Longpointe                        Houston, TX                  1980      Bulk Warehouse         4.13     97,700       66%
1815 Turning Basin Drive               Houston, TX                  1980      Bulk Warehouse         6.34    139,630       100%
1819 Turning Basin Drive               Houston, TX                  1980      Light Industrial       2.85     65,494       100%
4545 Mossford Drive                    Houston, TX                  1975      Reg. Warehouse         3.56     66,565       100%
1805 Turning Basin Drive               Houston, TX                  1980      Bulk Warehouse         7.60    155,250       100%
7000 Empire Drive                      Houston, TX        (f)       1980      R&D/Flex               6.25     95,073       87%
9777 West Gulfbank Drive               Houston, TX        (f)       1980      Light Industrial      15.45    252,242       53%
9835 A Genard Road                     Houston, TX                  1980      Bulk Warehouse        39.20    417,350       100%
9835 B Genard Road                     Houston, TX                  1980      Reg. Warehouse         6.40     66,600       100%
16134 West Hardy                       Houston, TX                  1984      Light Industrial       3.60     34,177       100%
16216 West Hardy                       Houston, TX                  1984      Light Industrial       3.12     29,631       100%
                                                                                                           ----------     -------
                                                                              SUBTOTAL OR  AVERAGE         2,941,100       90%
                                                                                                           ----------     -------
INDIANAPOLIS
------------
2400 North Shadeland                   Indianapolis, IN             1970      Reg. Warehouse         2.45     40,000       100%
2402 North Shadeland                   Indianapolis, IN             1970      Bulk Warehouse         7.55    121,539       100%
7901 West 21st Street                  Indianapolis, IN             1985      Bulk Warehouse        12.00    353,000       100%
1445 Brookville Way                    Indianapolis, IN   (a)       1989      Bulk Warehouse         8.79    115,200       90%
1440 Brookville Way                    Indianapolis, IN   (a)       1990      Bulk Warehouse         9.64    166,400       100%
1240 Brookville Way                    Indianapolis, IN   (a)       1990      Light Industrial       3.50     63,000       90%
1220 Brookville Way                    Indianapolis, IN   (a)       1990      R&D/Flex               2.10     10,000       100%
1345 Brookville Way                    Indianapolis, IN   (b)       1992      Bulk Warehouse         5.50    132,000       86%
1350 Brookville Way                    Indianapolis, IN   (a)       1994      Reg. Warehouse         2.87     38,460       100%
1315 Sadlier Circle East Drive         Indianapolis, IN   (b)    1970/1992    R&D/Flex               1.33     14,000       100%
1341 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    Light Industrial       2.03     32,400       100%
1322-1438 Sadlier Circle Drive East Dr Indianapolis, IN   (b)    1971/1992    Light Industrial       3.79     36,000       80%
1327-1441 Sadlier Circle Drive East Dr Indianapolis, IN   (b)       1992      Light Industrial       5.50     54,000       93%
1304 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    Reg. Warehouse         2.42     17,600       100%
1402 Sadlier Circle East Drive         Indianapolis, IN   (b)    1970/1992    Light Industrial       4.13     40,800       87%
1504 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    Manufacturing          4.14     54,000       100%
1311 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    R&D/Flex               1.78     13,200       100%
1365 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    Light Industrial       2.16     30,000       100%
1352-1354 Sadlier Circle E. Drive      Indianapolis, IN   (b)    1970/1992    Light Industrial       3.50     44,000       100%
1335 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    R&D/Flex               1.20     20,000       100%
1327 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    Reg. Warehouse         1.20     12,800       100%
1425 Sadlier Circle East Drive         Indianapolis, IN   (b)    1971/1992    R&D/Flex               2.49      5,000       100%
1230 Brookville Way                    Indianapolis, IN   (a)       1995      Reg. Warehouse         1.96     15,000       100%
6951 East 30th Street                  Indianapolis, IN             1995      Light Industrial       3.81     44,000       35%
6701 East 30th Street                  Indianapolis, IN             1995      Light Industrial       3.00      7,820       100%
6737 East 30th Street                  Indianapolis, IN             1995      Reg. Warehouse        11.01     87,500       100%
1225 Brookville Way                    Indianapolis, IN             1997      Light Industrial       1.00     10,000       100%
6555 East 30th Street                  Indianapolis, IN          1969/1981    Bulk Warehouse        37.00    331,826       100%
2432-2436 Shadeland                    Indianapolis, IN             1968      Light Industrial       4.57     70,560       94%
8402-8440 East 33rd Street             Indianapolis, IN             1977      Light Industrial       4.70     55,200       95%
8520-8630 East 33rd Street             Indianapolis, IN             1976      Light Industrial       5.30     81,000       86%
8710-8768 East 33rd Street             Indianapolis, IN             1979      Light Industrial       4.70     43,200       96%


                                 LOCATION                  YEAR BUILT                      LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA      12/31/99
      ----------------          ----------  ------------    ---------   -------------       -------      ---      --------
INDIANAPOLIS (CONT.)
--------------------
3316-3346 North Pagosa Court    Indianapolis, IN              1977      Light Industrial       5.10     81,000     100%
3331 Raton Court                Indianapolis, IN              1979      Light Industrial       2.80     35,000     100%
6751 East 30th Street           Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000     100%
9210 East 146th Street          Noblesville, IN               1978      Reg. Warehouse        11.91     23,950     100%
                                                                                                     ----------   ------
                                                                        SUBTOTAL OR AVERAGE          2,399,455     96%
                                                                                                     ----------   ------
LONG ISLAND
-----------
1140 Motor Parkway              Huppauge, NY                  1978      Bulk Warehouse         8.00    153,500     100%
10 Edison Street                Amityville, NY                1971      Light Industrial       1.40     34,400     100%
120 Secatogue Avenue            Farmingdale, NY               1957      Reg. Warehouse         2.60     58,850     100%
100 Lauman Lane                 Hicksville, NY                1968      Reg. Warehouse         1.90     36,880     76%
200 Finn Court                  Farmingdale, NY               1965      Bulk Warehouse         5.00    105,573     100%
717 Broadway Avenue             Holbrook, NY                  1967      Bulk Warehouse        12.30    150,000     100%
725 Broadway Avenue             Holbrook, NY                  1967      Bulk Warehouse         8.00    122,160     100%
270 Duffy Avenue                Hicksville, NY                1956      R&D/Flex               8.40    133,647     100%
280 Duffy Avenue                Hicksville, NY                1956      Light Industrial       2.60     49,200     100%
575 Underhill Boulevard         Syosset, NY                   1967      R&D/Flex              16.60    234,427     100%
5 Sidney Court                  Lindenhurst, NY               1962      Light Industrial       1.70     29,300     100%
7 Sidney Court                  Lindenhurst, NY               1964      Light Industrial       5.10     34,000     100%
450 Commack Road                Deer Park, NY                 1964      Light Industrial       5.10     60,005     100%
99 Layfayette Drive             Syosset, NY                   1964      Bulk Warehouse        10.90    219,954     100%
65 East Bethpage Road           Plainview, NY                 1960      Light Industrial       1.40     25,401     100%
171 Milbar Boulevard            Farmingdale, NY               1961      Reg. Warehouse         2.30     62,265     84%
95 Horseblock Road              Yaphank, NY                   1971      Bulk Warehouse        20.00    180,906     79%
151-171 East 2nd Street         Huntington, NY                1968      Light Industrial       2.70     44,155     74%
171-175 East 2nd Street         Huntington, NY                1969      Light Industrial       2.60     42,374     100%
35 Bloomingdale Road            Hicksville, NY                1962      Light Industrial       1.40     31,950     100%
15-39 Tec Street                Hicksville, NY                1965      Light Industrial       1.10     17,350     100%
100 Tec Street                  Hicksville, NY                1965      Light Industrial       1.20     25,000     100%
51-89 Tec Street                Hicksville, NY                1965      Light Industrial       1.20     21,741     100%
502 Old Country Road            Hicksville, NY                1965      Light Industrial       0.50     10,000     100%
80-98 Tec Street                Hicksville, NY                1965      Light Industrial       0.75     13,025     100%
201-233 Park Avenue             Hicksville, NY                1962      Light Industrial       1.70     36,892     82%
One Fairchild Court             Plainview, NY                 1959      R&D/Flex               5.75     57,620     100%
79 Express Street               Plainview, NY                 1972      Light Industrial       4.70     71,126     100%
92 Central Avenue               Farmingdale, NY               1961      Light Industrial       4.70     70,231     100%
160 Engineers Drive             Hicksville, NY                1966      Light Industrial       1.90     29,500     100%
260 Engineers Drive             Hicksville, NY                1966      Light Industrial       2.80     52,580     100%
87-119 Engineers Drive (j)      Hicksville, NY                1966      Light Industrial       1.70     36,400     100%
950-970 South Broadway          Hicksville, NY                1966      Light Industrial       2.65     55,889     91%
290 Duffy Avenue                Hicksville, NY     (c)        1974      Light Industrial       3.00     55,050     100%
185 Price Parkway               Farmingdale, NY               1969      Bulk Warehouse         6.40    100,000     100%
62 Alpha Plaza                  Hicksville, NY                1968      Light Industrial       2.64     34,600     100%
90 Alpha Plaza                  Hicksville, NY                1969      Light Industrial       1.36     34,175     100%
325 Duffy Avenue                Hicksville, NY                1970      Light Industrial       6.64    100,000      0%
600 West John Street            Hicksville, NY                1955      Light Industrial       9.00    210,841     84%
939 Motor Parkway               Hauppauge, NY                 1977      Light Industrial       1.50     21,900     100%
200 13th Avenue                 Ronkonkoma, NY                1979      Light Industrial       4.70     72,089     99%
100 13th Avenue                 Ronkonkoma, NY                1979      Manufacturing          4.14     62,898     100%
1 Comac Loop                    Ronkonkoma, NY                1980      Light Industrial       5.18     63,853     82%
80 13th Avenue                  Ronkonkoma, NY                1983      Light Industrial       6.22     87,102     100%
90 13th Avenue                  Ronkonkoma, NY                1982      Light Industrial       6.95    104,313     100%
33 Comac Loop                   Ronkonkoma, NY                1983      Light Industrial       5.37     71,904     90%
101-125 Comac Street            Ronkonkoma, NY                1985      Light Industrial       8.42     99,539     95%
360 Smith Street                Farmingdale, NY               1965      Light Industrial       3.00     60,000     100%
700 Dibblee Drive               Garden City, NY               1965      Bulk Warehouse        12.24    325,000     100%
49 Mall Drive                   Hauppauge, NY                 1986      Light Industrial      10.50     99,600     100%
275 Marcus Boulevard            Hauppage, NY                  1985      Light Industrial       5.00     52,329     71%
                                                                                                    ----------    ------
                                                                        SUBTOTAL OR AVERAGE          3,961,494     94%
                                                                                                    ----------    ------
LOUISVILLE
----------
9001 Cane Run Road              Louisville, KY                1998      Bulk Warehouse        39.60    212,500     100%
                                                                                                     ----------   ------
                                                                        SUBTOTAL OR AVERAGE            212,500     100%
                                                                                                     ----------   ------
MILWAUKEE
---------
6523 N. Sydney Place            Glendale, WI                  1978      Light Industrial       4.00     43,440     100%
8800 W. Bradley                 Milwaukee, WI                 1982      Light Industrial       8.00     77,621     100%
1435 North 113th Street         Wauwatosa, WI                 1993      Light Industrial       4.69     51,950     100%
11217-43 W. Becher Street       West Allis, WI                1979      Light Industrial       1.74     29,099     100%
2152 S. 114th Street            West Allis, WI                1980      Light Industrial       3.30     63,680     84%
4560 North 124th Street         Wauwatosa, WI                 1976      Light Industrial       1.31     25,000     100%
12221 West Feerick Street       Wauwatosa, WI                 1971      Reg. Warehouse         1.90     39,800     100%
                                                                                                     ----------   ------
                                                                        SUBTOTAL OR AVERAGE            330,590     97%
                                                                                                     ----------   ------

                                 LOCATION                  YEAR BUILT                      LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA      12/31/99
      ----------------          ----------  ------------    ---------   -------------       -------      ---      --------
MINNEAPOLIS/ST. PAUL
--------------------
6507-6545 Cecilia Circle        Bloomington, MN               1980      Manufacturing          9.65     74,118     95%
1275 Corporate Center Drive     Eagan, MN                     1990      Light Industrial       1.50     19,675     100%
1279 Corporate Center Drive     Eagan, MN                     1990      Light Industrial       1.50     19,792     100%
2815 Eagandale Boulevard        Eagan, MN                     1990      Light Industrial       2.20     29,106     100%
6201 West 111th Street          Bloomington, MN               1987      Bulk Warehouse        37.00    424,866     100%
6403-6545 Cecilia Drive         Bloomington, MN               1980      Light Industrial       9.65     87,322     84%
6925-6943 Washington Avenue     Edina, MN                     1972      Manufacturing          2.75     37,625     100%
6955-6973 Washington Avenue     Edina, MN                     1972      Manufacturing          2.25     31,189     91%
7251-7267 Washington Avenue     Edina, MN                     1972      Light Industrial       1.82     26,250     100%
7301-7325 Washington Avenue     Edina, MN                     1972      Light Industrial       1.92     27,297     100%
7101 Winnetka Avenue North      Brooklyn Park, MN             1990      Bulk Warehouse        14.18    252,978     100%
7600 Golden Triangle Drive      Eden Prairie, MN              1989      R&D/Flex               6.79     73,855     95%
7900 Main Street Northeast      Fridley, MN                   1973      Manufacturing          6.09     97,020     100%
7901 Beech Street Northeast     Fridley, MN                   1975      Manufacturing          6.07     97,020     100%
9901 West 74th Street           Eden Prairie, MN            1983/88     Reg. Warehouse         8.86    150,000     100%
11201 Hampshire Avenue South    Bloomington, MN               1986      Manufacturing          5.90     60,480     100%
12220-12222 Nicollet Avenue     Burnsville, MN              1989/90     Light Industrial       1.80     17,116     6%
12250-12268 Nicollet Avenue     Burnsville, MN              1989/90     Light Industrial       4.30     42,465     100%
12224-12226 Nicollet Avenue     Burnsville, MN              1989/90     R&D/Flex               2.40     23,607     78%
305 2nd Street Northwest        New Brighton, MN              1991      Light Industrial       5.43     62,293     99%
980 Lone Oak Road               Eagan, MN                     1992      Reg. Warehouse        11.40    154,950     71%
990 Lone Oak Road               Eagan, MN                     1989      Reg. Warehouse        11.41    153,608     93%
1030 Lone Oak Road              Eagan, MN                     1988      Light Industrial       6.30     83,076     100%
1060 Lone Oak Road              Eagan, MN                     1988      Light Industrial       6.50     82,728     79%
5400 Nathan Lane                Plymouth, MN                  1990      Light Industrial       5.70     72,089     100%
6464 Sycamore Court             Maple Grove, MN               1990      Manufacturing          6.40     79,702     100%
10120 W. 76th Street            Eden Prairie, MN              1987      Light Industrial       4.52     57,798     100%
7615 Golden Triangle            Eden Prairie, MN              1987      Light Industrial       4.61     52,816     76%
7625 Golden Triangle Drive      Eden Prairie, MN              1987      Light Industrial       4.61     73,125     96%
2605 Fernbrook Lane North       Plymouth, MN                  1987      R&D/Flex               6.37     80,769     100%
12155 Nicollet Avenue           Burnsville, MN                1995      Reg. Warehouse         5.80     48,000     100%
73rd Avenue North               Brooklyn Park, MN             1995      R&D/Flex               4.46     59,782     100%
1905 W. Country Road C          Roseville, MN                 1993      R&D/Flex               4.60     47,735     100%
2720 Arthur Street              Roseville, MN                 1995      R&D/Flex               6.06     74,337     100%
10205 51st Avenue North         Plymouth, MN                  1990      Reg. Warehouse         2.00     30,476     100%
4100 Peavey Road                Chaska, MN                    1988      Manufacturing          8.27     78,029     100%
11300 Hampshire Ave. South      Bloomington, MN               1983      Bulk Warehouse         9.94    145,210     72%
375 Rivertown Drive             Woodbury, MN                  1996      Bulk Warehouse        11.33    251,968     87%
5205 Highway 169                Plymouth, MN                  1960      Light Industrial       7.92     97,770     95%
6451-6595 Citywest Parkway      Eden Prairie, MN              1984      R&D/Flex               6.98     83,189     95%
7100-7190 Shady Oak Road (k)    Eden Prairie, MN              1982      Light Industrial      14.44    187,777     100%
7500-7546 Washington Square     Eden Prairie, MN              1975      Light Industrial       5.40     46,200     100%
7550-7558 Washington Square     Eden Prairie, MN              1975      Light Industrial       2.70     29,739     100%
5240-5300 Valley Industrial     Shakopee, MN                  1973      Light Industrial       9.06     80,000     74%
Blvd S
1565 First Avenue NW            New Brighton, MN              1978      Manufacturing          8.87    112,083     100%
7125 Northland Terrace          Brooklyn Park, MN             1996      R&D/Flex               5.89     79,958     100%
6900 Shady Oak Road             Eden Prairie,  MN             1980      R&D/Flex               4.60     49,190     100%
6477-6525 City West Parkway     Eden Prairie, MN              1984      R&D/Flex               7.00     89,456     95%
1157 Valley Park Drive          Shakopee, MN                  1997      Bulk Warehouse         9.97    126,382     92%
500-530 Kasota Avenue SE        Minneapolis, MN               1976      Manufacturing          4.47     85,442     100%
770-786 Kasota Avenue SE        Minneapolis, MN               1976      Manufacturing          3.16     56,388     100%
800 Kasota Avenue SE            Minneapolis, MN               1976      Manufacturing          4.10    100,250     100%
2530-2570 Kasota Avenue         St. Paul, MN                  1976      Manufacturing          4.56     75,933     84%
504 Malcolm Ave. SE             Minneapolis, MN               1999      Bulk Warehouse         7.50    143,066     100%
553 North Fairview              Minneapolis, MN               1999      Bulk Warehouse        10.75    124,800     100%
1150 Gateway Drive              Shakopee, MN                  1999      Bulk Warehouse         9.75    153,454     100%
                                                                                                     ----------   ------
                                                                        SUBTOTAL OR AVERAGE          5,001,349     95%
                                                                                                     ----------   ------
NASHVILLE
---------
417 Harding Industrial Drive    Nashville, TN                 1972      Bulk Warehouse        13.70    207,440     100%
3099 Barry Drive                Portland, TN                  1995      Manufacturing          6.20    109,058     100%
3150 Barry Drive                Portland, TN                  1993      Bulk Warehouse        26.32    268,253     100%
5599 Highway 31 West            Portland, TN                  1995      Bulk Warehouse        20.00    161,500     100%
1650 Elm Hill Pike              Nashville, TN                 1984      Light Industrial       3.46     41,228      98%
1821 Air Lane Drive             Nashville, TN                 1984      Light Industrial       2.54     25,300     100%
1102 Appleton Drive             Nashville, TN                 1984      Light Industrial       1.73     28,022     100%
1920 Air Lane Drive             Nashville, TN                 1985      Light Industrial       3.19     49,922     100%
1931 Air Lane Drive             Nashville, TN                 1984      Light Industrial      10.11     87,549     100%
470 Metroplex Drive (j)         Nashville, TN                 1986      Light Industrial       8.11    102,040      96%
1150 Antiock Pike               Nashville, TN                 1987      Bulk Warehouse         9.83    146,055     100%
1630 Corporate Place            La Vergne, TN                 1973      Bulk Warehouse         7.60    122,000     100%
4640 Cummings Park              Nashville, TN                 1986      Bulk Warehouse        14.69    100,000     100%
                                                                                                     ----------   ------
                                                                        SUBTOTAL OR AVERAGE          1,448,367     100%
                                                                                                     ----------   ------


                                 LOCATION                  YEAR BUILT                      LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE   ENCUMBRANCES  -RENOVATED   BUILDING TYPE         (ACRES)    GLA      12/31/99
      ----------------          ----------   ------------   ---------   -------------         -------   ------    --------
NORTHERN NEW JERSEY
-------------------
60 Ethel Road West              Piscataway, NJ                1982      Light Industrial       3.93     42,802     100%
70 Ethel Road West              Piscataway, NJ                1979      Light Industrial       3.78     61,500     100%
105 Neptune Boulevard           Neptune, NJ                   1989      Light Industrial      10.00     20,440     97%
140 Hanover Avenue              Hanover, NJ                1964/1988    R&D/Flex               2.95     24,905     100%
601-629 Montrose Avenue         South Plainfield, NJ          1974      Light Industrial       5.83     75,000     100%
3 Marlen                        Hamilton, NJ                  1981      Light Industrial       1.11     13,174     100%
5 Marlen                        Hamilton, NJ                  1981      Light Industrial       1.56     21,000     63%
7 Marlen                        Hamilton, NJ                  1982      Light Industrial       2.05     28,400     67%
8 Marlen                        Hamilton, NJ                  1982      Reg. Warehouse         4.36     60,001     100%
15 Marlen                       Hamilton, NJ                  1982      Light Industrial       1.19     13,562     100%
17 Marlen                       Hamilton, NJ                  1981      Light Industrial       1.32     20,030     50%
1 South Gold Drive              Hamilton, NJ                  1973      Light Industrial       1.50     20,009     95%
5 South Gold Drive              Hamilton, NJ                  1974      Light Industrial       1.97     24,000     100%
6 South Gold Drive              Hamilton, NJ                  1975      Light Industrial       1.00     13,580     100%
7 South Gold Drive              Hamilton, NJ                  1976      Light Industrial       1.00     10,219     50%
8 South Gold Drive              Hamilton, NJ                  1977      Light Industrial       1.14     16,907     100%
9 South Gold Drive              Hamilton, NJ                  1980      Light Industrial       1.00     13,583     100%
11 South Gold Drive             Hamilton, NJ                  1979      Light Industrial       1.97     33,114     100%
12 South Gold Drive             Hamilton, NJ                  1980      Light Industrial       1.29     20,240     100%
9 Princess Road                 Lawrenceville, NJ             1985      R&D/Flex               2.36     24,375     100%
11 Princess Road                Lawrenceville, NJ             1985      R&D/Flex               5.33     55,000     73%
15 Princess Road                Lawrenceville, NJ             1986      R&D/Flex               2.00     20,625     100%
17 Princess Road                Lawrenceville, NJ             1986      R&D/Flex               1.82     18,750     100%
220 Hanover Avenue              Hanover, NJ                   1987      Bulk Warehouse        29.27    158,242     100%
244 Shefield Street             Mountainside, NJ           1965/1986    Light Industrial       2.20     23,000     54%
30 Troy Road                    Hanover,  NJ                  1972      Light Industrial       1.31     17,500     100%
15 Leslie Court                 Hanover,  NJ                  1971      Light Industrial       3.08     18,000     100%
20 Leslie Court                 Hanover,  NJ                  1974      Light Industrial       1.38     17,997     100%
25 Leslie Court                 Hanover,  NJ                  1975      Light Industrial       1.30     70,800     92%
130 Algonquin Parkway           Hanover,  NJ                  1973      Light Industrial       5.50     29,008     100%
150 Algonquin Parkway           Hanover,  NJ                  1973      Light Industrial       2.47     17,531     100%
55 Locust Avenue                Roseland, NJ                  1980      Reg. Warehouse        13.63     79,750     100%
31 West Forest Street (j)       Englewood, NJ                 1978      Light Industrial       6.00    110,000     93%
25 World's Fair Drive           Franklin, NJ                  1986      R&D/Flex               1.81     20,000     100%
14 World's Fair Drive           Franklin, NJ                  1980      R&D/Flex               4.53     60,000     92%
16 World's Fair Drive           Franklin, NJ                  1981      Light Industrial       3.62     43,400     100%
18 World's Fair Drive           Franklin, NJ                  1982      R&D/Flex               1.06     12,809     100%
23 World's Fair Drive           Franklin, NJ                  1982      Light Industrial       1.20     16,000     100%
12 World's Fair Drive           Franklin, NJ                  1981      Light Industrial       3.85     65,000     96%
49 Napoleon Court               Franklin, NJ                  1982      Light Industrial       2.06     32,500     100%
50 Napoleon Court               Franklin, NJ                  1982      Light Industrial       1.52     20,158     100%
22 World's Fair Drive           Franklin, NJ                  1983      Light Industrial       3.52     50,000     80%
26 World's Fair Drive           Franklin, NJ                  1984      Light Industrial       3.41     47,000     100%
24 World's Fair Drive           Franklin, NJ                  1984      Light Industrial       3.45     47,000     100%
12 Wright Way                   Oakland, NJ                   1981      Reg. Warehouse         6.52                100%
                                                                                                        52,402
                                                                                                     ----------   ------
                                                                        SUBTOTAL OR AVERAGE          1,659,313     95%
                                                                                                     ----------   ------
NEW ORLEANS
-----------
520-524 Elmwood Park Blvd.(j)   Jefferson, LA                 1986      Light Industrial       5.32    102,209     96%
125 Mallard St.                 St. Rose, LA       (e)        1984      R&D/Flex               1.38     23,436     86%
107 Mallard                     St. Rose, LA       (e)        1985      Light Industrial       1.48     23,436     100%
125 James Drive West            St. Rose, LA       (e)        1990      Light Industrial       3.30     38,692     100%
161 James Drive West            St. Rose, LA                  1986      Light Industrial       2.80     47,474     55%
150 James Drive East            St. Rose, LA                  1986      Light Industrial       3.60     49,275     87%
115 James Drive West            St. Rose, LA       (e)        1986      Light Industrial       2.07     21,408     100%
100 James Drive                 St. Rose, LA       (e)        1980      R&D/Flex               6.66     43,055     100%
143 Mallard St.                 St. Rose, LA       (e)        1982      Light Industrial       1.48     23,436     100%
160 James Drive East            St. Rose, LA       (e)        1981      R&D/Flex               3.66     25,772     100%
190 James Drive East            St. Rose, LA       (e)        1987      Light Industrial       4.47     36,357     100%
120 Mallard St.                 St. Rose, LA       (e)        1981      R&D/Flex               3.41     53,520     94%
110 James Drive West            St. Rose, LA       (e)        1983      R&D/Flex               1.57     24,018     93%
150 Canvasback Drive            St. Rose, LA                  1986      Reg. Warehouse         2.80     40,500     100%
                                                                                                     ----------   -------
                                                                        SUBTOTAL OR AVERAGE            552,588     93%
                                                                                                     ----------   -------
PHOENIX
-------
7340 South Kyrene Road          Tempe, AZ                     1996      Reg. Warehouse         7.20     63,720     100%
7350 South Kyrene Road          Tempe, AZ                     1996      Reg. Warehouse         5.36     99,384     100%
7360 South Kyrene Road          Tempe, AZ                     1996      R&D/Flex               5.42     99,418     100%
7343 South Hardy Drive          Tempe, AZ                     1997      Bulk Warehouse         7.84    174,854     100%
7333 South Hardy Drive          Tempe, AZ                     1997      Reg. Warehouse         7.90     98,052     100%
1045 South Edward Drive         Tempe, AZ                     1976      Light Industrial       2.12     38,560     100%
                                                                                                     ----------   -------
                                                                        SUBTOTAL OR AVERAGE            573,988     100%
                                                                                                     ----------   -------


                                 LOCATION                  YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE        (ACRES)      GLA      12/31/99
      ----------------          ----------  ------------    ---------   -------------        -------      ---      --------
PORTLAND
--------
5687 International Way (l)      Milwaukee, OR      (i)        1974      Light Industrial        3.71     52,080     68%
5795 SW Jean Road (k)           Lake Oswego, OR               1985      Light Industrial        3.02     37,352     97%
12130 NE Ainsworth Circle(j)    Portland, OR                  1986      R&D/Flex                4.39     53,021     77%
5509 NW 122nd Ave  (j)          Milwaukee, OR      (h)        1995      Light Industrial        2.51     26,850     100%
6105-6113 NE 92nd Avenue(l)     Portland, OR                  1978      Light Industrial        7.42    132,800     100%
8727 NE Marx Drive  (k)         Portland, OR                  1987      Light Industrial        6.59    111,000     68%
3910 SW 170th Avenue            Portland, OR                  1987      Light Industrial        1.28     20,500     100%
3388 SE 20th Street             Portland, OR                  1981      Light Industrial        0.25     11,810     100%
5962-5964 NE 87th Avenue        Portland, OR                  1979      Light Industrial        1.28     14,000     100%
116 SE Yamhill                  Portland, OR                  1974      Light Industrial        0.28      7,500     100%
9106 NE Marx Drive              Portland, OR                  1969      Light Industrial        0.53      7,500     100%
11620 NE Ainsworth Circle       Portland, OR                  1992      Light Industrial        1.55     10,000     100%
11824 NE Ainsworth Circle       Portland, OR                  1992      Light Industrial        2.13     20,812     100%
12124 NE Ainsworth Circle       Portland, OR                  1984      Light Industrial        2.52     29,040     100%
2715 SE Raymond                 Portland, OR                  1971      Light Industrial        1.28     35,000     100%
1645 NE 72nd Avenue             Portland, OR                  1972      Light Industrial        0.73     21,600     100%
1630 SE 8th Avenue              Portland, OR                  1968      Light Industrial        0.92      5,000     100%
9044 NE Marx Drive              Portland, OR                  1986      Light Industrial        0.35     19,500     100%
2443 SE 4th Avenue              Portland, OR                  1964      Light Industrial        0.76     27,128     100%
711 SE Stark Street             Portland, OR                  1972      Light Industrial        0.23      8,000     100%
11632 NE Ainsworth Circle       Portland, OR                  1990      Light Industrial        9.63    124,610     98%
NE 138th & Airport Way          Portland, OR                  1990      Light Industrial       12.91     49,624     100%
14699 NE Airport Way            Portland, OR                  1998      Light Industrial        4.75     20,000     100%
                                                                                                      ----------   -------
                                                                        SUBTOTAL OR AVERAGE             844,727     92%
                                                                                                      ----------   -------
SALT LAKE CITY
--------------
2255 South 300 West   (o)       Salt Lake City, UT            1980      Light Industrial        4.56    103,018     100%
512 Lawndale Drive    (p)       Salt Lake City, UT            1981      Light Industrial       35.00    395,291     88%
1270 West 2320 South            West Valley, UT               1986      R&D/Flex                1.49     13,025     77%
1275 West 2240 South            West Valley, UT               1986      R&D/Flex                2.06     38,227     100%
1288 West 2240 South            West Valley, UT               1986      R&D/Flex                0.97     13,300     76%
2235 South 1300 West            West Valley, UT               1986      Light Industrial        1.22     19,000     54%
1293 West 2200 South            West Valley, UT               1986      R&D/Flex                0.86     13,300     45%
1279 West 2200 South            West Valley, UT               1986      R&D/Flex                0.91     13,300     100%
1272 West 2240 South            West Valley, UT               1986      Light Industrial        3.07     34,870     100%
1149 West 2240 South            West Valley, UT               1986      Light Industrial        1.71     21,250     100%
1142 West 2320 South            West Valley, UT               1987      Light Industrial        1.52     17,500     55%
                                                                                                      ----------   -------
                                                                        SUBTOTAL OR AVERAGE             682,081     89%
                                                                                                      ----------   -------
SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.            Cherry Hill, NJ               1963      Light Industrial        2.10     58,139     100%
2 Springdale Road               Cherry Hill, NJ               1968      Light Industrial        1.44     21,008     92%
4 Springdale Road   (j)         Cherry Hill, NJ               1963      Light Industrial        3.02     58,189     66%
6 Springdale Road               Cherry Hill, NJ               1964      Light Industrial        1.44     23,037     100%
8 Springdale Road               Cherry Hill, NJ               1966      Light Industrial        3.02     45,054     100%
12 Springdale Road              Cherry Hill, NJ               1965      Light Industrial        3.40     49,259     100%
1 Esterbrook Lane               Cherry Hill, NJ               1965      Light Industrial        1.71      8,610     100%
16 Springdale Road              Cherry Hill, NJ               1967      Light Industrial        5.30     48,922     91%
5 Esterbrook Lane               Cherry Hill, NJ               1966      Reg. Warehouse          5.45     39,167     100%
2 Pin Oak Lane                  Cherry Hill, NJ               1968      Light Industrial        4.45     51,230     100%
6 Esterbrook Lane               Cherry Hill, NJ               1966      Light Industrial        3.96     32,914     100%
3 Computer Drive                Cherry Hill, NJ               1966      Bulk Warehouse         11.40    181,000     100%
19 Perina Blvd.                 Cherry Hill, NJ               1966      Light Industrial        4.00     30,000     100%
28 Springdale Road              Cherry Hill, NJ               1967      Light Industrial        2.93     38,949     100%
3 Esterbrook Lane               Cherry Hill, NJ               1968      Light Industrial        2.15     32,844     100%
4 Esterbrook Lane               Cherry Hill, NJ               1969      Light Industrial        3.42     39,266     100%
26 Springdale Road              Cherry Hill, NJ               1968      Light Industrial        3.25     31,652     100%
1 Keystone Ave.                 Cherry Hill, NJ               1969      Light Industrial        4.15     60,983     90%
1919 Springdale Road            Cherry Hill, NJ               1970      Light Industrial        5.13     49,300     100%
21 Olnev Ave.                   Cherry Hill, NJ               1969      Manufacturing           1.75     22,738     100%
19 Olnev Ave.                   Cherry Hill, NJ               1971      Light Industrial        4.36     53,962     55%
2 Keystone Ave.                 Cherry Hill, NJ               1970      Light Industrial        3.47     50,922     100%
18 Olnev Ave.                   Cherry Hill, NJ               1974      Light Industrial        8.85     62,542     100%
22 Springdale Road              Cherry Hill, NJ               1977      Light Industrial        6.24     88,872     100%
1998 Springdale Road            Cherry Hill, NJ               1971      Light Industrial        0.95     14,000     100%
55 Carnegie Drive               Cherry Hill, NJ               1988      Reg. Warehouse         15.20     90,804     100%
57 Carnegie Drive               Cherry Hill, NJ               1987      Bulk Warehouse         13.70    142,750     100%
                                                                                                      ----------   -------
                                                                        SUBTOTAL OR AVERAGE           1,426,113     96%
                                                                                                      ----------   -------
ST. LOUIS
---------
2121 Chapin Industrial Drive    Vinita Park, MO             1969/87     Bulk Warehouse         23.40    281,105     100%
1200 Andes Boulevard            Olivette, MO                  1967      Light Industrial        2.77     66,601     100%
1248 Andes Boulevard            Olivette, MO                  1967      Light Industrial        3.15     60,708     100%
1208-1226 Ambassador Blvd.      Olivette, MO                  1966      Light Industrial        2.11     49,600     100%
1503-1525 Fairview Industrial   Olivette, MO                  1967      Light Industrial        2.18     46,481     100%
2462-2470 Schuetz Road          St. Louis, MO                 1965      Light Industrial        2.28     43,868     100%


                                      LOCATION                  YEAR BUILT                      LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS               CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA      12/31/99
      ----------------               ----------  ------------    ---------   -------------       -------      ---      --------
ST. LOUIS (CONT.)
-----------------
10431-10449 Midwest                  Olivette, MO                  1967      Light Industrial       2.40     55,125     99%
Industrial
10751 Midwest Industrial Blvd.       Olivette, MO                  1965      Light Industrial       1.70     44,100     100%
11652-11666 Fairgrove Industrial     St. Louis, MO                 1966      Light Industrial       1.92     31,500     100%
11674-11688 Fairgrove Industrial     St. Louis, MO                 1967      Light Industrial       1.53     31,500     100%
2337 Centerline Drive                Maryland Heights, MO          1967      Light Industrial       3.46     75,600     100%
6951 N. Hanley (j)                   Hazelwood, MO                 1965      Bulk Warehouse         9.50    129,614     100%
4560 Anglum Road                     Hazelwood, MO                 1970      Light Industrial       2.60     35,114     100%
2760 South 1st Street                St. Louis, MO                 1997      Bulk Warehouse        11.00    178,800     100%
                                                                                                          ----------   -------
                                                                             SUBTOTAL OR AVERAGE          1,129,716     100%
                                                                                                          ----------   -------
TAMPA
-----
6614 Adamo Drive                     Tampa, FL                     1967      Reg. Warehouse         2.78     41,377     100%
202 Kelsey                           Tampa, FL                     1989      Bulk Warehouse         6.30    112,000      0%
6202 Benjamin Road                   Tampa, FL                     1981      R&D/Flex               2.04     29,845     100%
6204 Benjamin Road                   Tampa, FL                     1982      Light Industrial       4.16     60,975     100%
6206 Benjamin Road                   Tampa, FL                     1983      Light Industrial       3.94     57,708     100%
6302 Benjamin Road                   Tampa, FL                     1983      R&D/Flex               2.03     29,747     87%
6304 Benjamin Road                   Tampa, FL                     1984      R&D/Flex               2.04     29,845     100%
6306 Benjamin Road                   Tampa, FL                     1984      Light Industrial       2.58     37,336     86%
6308 Benjamin Road                   Tampa, FL                     1984      Light Industrial       3.22     47,256     100%
5313 Johns Road                      Tampa, FL                     1991      R&D/Flex               1.36     25,690     100%
5602 Thompson Center Court           Tampa, FL                     1972      R&D/Flex               1.39     14,914     100%
5411 Johns Road                      Tampa, FL                     1997      Light Industrial       1.98     30,204     70%
5525 Johns Road                      Tampa, FL                     1993      R&D/Flex               1.46     24,139     100%
5607 Johns Road                      Tampa, FL                     1991      R&D/Flex               1.34     13,500     100%
5709 Johns Road                      Tampa, FL                     1990      Light Industrial       1.80     25,480     100%
5711 Johns Road                      Tampa, FL                     1990      Light Industrial       1.80     25,455     100%
4410 East Adamo Drive                Tampa, FL                     1990      Bulk Warehouse         5.60    101,744     74%
4420 East Adamo Drive                Tampa, FL                     1990      Reg. Warehouse         1.40     26,650     100%
4430 East Adamo Drive                Tampa, FL                     1987      Reg. Warehouse         3.75     64,551     100%
4440 East Adamo Drive                Tampa, FL                     1988      Reg. Warehouse         3.75     64,800     100%
4450 East Adamo Drive                Tampa, FL                     1969      Reg. Warehouse         4.00     46,462     100%
5453 West Waters Avenue              Tampa, FL                     1987      R&D/Flex               0.66      7,200     100%
5455 West Waters Avenue              Tampa, FL                     1987      R&D/Flex               2.97     32,424     100%
5553 West Waters Avenue              Tampa, FL                     1987      Light Industrial       2.97     32,424     100%
5501 West Waters Avenue              Tampa, FL                     1990      R&D/Flex               1.53     15,870     100%
5503 West Waters Avenue              Tampa, FL                     1990      R&D/Flex               0.68      7,060     100%
5555 West Waters Avenue              Tampa, FL                     1990      R&D/Flex               2.31     23,947     100%
5557 West Waters Avenue              Tampa, FL                     1990      R&D/Flex               0.57      5,860     100%
5903 Johns Road                      Tampa, FL                     1987      Light Industrial       1.20     11,600     88%
4107 North Himes Avenue              Tampa, FL                     1990      R&D/Flex               1.86     25,436     96%
5461 W. Waters Avenue                Tampa, FL                     1998      Light Industrial       1.84     21,778     100%
10040 18th Street North              Tampa, FL                     1998      Reg. Warehouse         5.15     82,469     76%
5471 W. Waters Avenue                Tampa, FL                     1999      R&D/Flex               2.00     23,778     83%
5505 Johns Road #7                   Tampa, FL                     1999      Light Industrial       2.12     30,019     100%
5481 W. Waters Avenue                Tampa, FL                     1999      R&D/Flex               3.60     41,861     100%
5483 W. Waters Avenue                Tampa, FL                     1999      R&D/Flex               2.92     33,861     100%
6702-6712 Benjamin Road (n)          Tampa, FL                     1982      Light Industrial       9.20    107,670     87%
                                                                                                          ----------   -------
                                                                             SUBTOTAL OR AVERAGE          1,412,935     86%
                                                                                                          ----------   -------
OTHER
-----
2800 Airport Road    (m)             Denton, TX                    1968      Manufacturing         29.91    222,403     100%
3501 Maple Street                    Abilene, TX                   1980      Manufacturing         34.42    123,700     100%
4200 West Harry Street  (k)          Wichita, KS                   1972      Bulk Warehouse        21.45    177,655     100%
Industrial Park No. 2                West Lebanon, NH              1968      Bulk Warehouse        10.27    156,200     100%
931 Discovery Road                   Green Bay, WI                 1997      Light Industrial       4.22     25,254     100%
2675 Valley View Drive               Shreveport, LA                1997      Bulk Warehouse        12.00    250,000     100%
300 10th Street NW                   Clarion, IA                   1997      Bulk Warehouse         8.63    126,900     100%
6601 S. 33rd Street                  McAllen, TX                   1975      Reg. Warehouse         3.31     50,000     100%
                                                                                                          ----------   -------
                                                                             SUBTOTAL OR AVERAGE          1,132,112     100%
                                                                                                          ----------   -------
                                                                                         TOTAL            54,788,585    96%
                                                                                                          ==========   =======

(a) These properties collateralize a $34.6 million mortgage loan which matures on April 1, 2003.
(b) These properties collateralize a $8.3 million mortgage loan which matures on January 1, 2013.
(c) This property collateralizes a $.7 million mortgage loan which maturity is based upon a contingent event related to the environmental status of the property.
(d) This property collateralizes a $3.6 million mortgage loan which matures on August 1, 2008.
(e) These properties collateralize a $7.6 million mortgage loan which matures on April 1, 2006.
(f) These properties collateralize a $3.4 million mortgage loan which matures on June 1, 2003.
(g) This property collateralizes a $2.4 million mortgage loan which matures on October 1, 2006.
(h) These properties collateralize a $.9 million mortgage loan which matures on November 1, 2006.
(i) These properties collateralize a $1.3 million mortgage loan which matures on March 15, 2002.
(j) Comprised of two properties.
(k) Comprised of three properties.
(l) Comprised of four properties.
(m) Comprised of five properties.
(n) Comprised of six properties.
(o) Comprised of seven properties.
(p) Comprised of 29 properties.

TENANT AND LEASE INFORMATION

        The Consolidated Operating Partnership has a diverse base of approximately 2,700 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1999, approximately 96% of the GLA of the Consolidated Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 1.3% of the Consolidated Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.3%, of the Consolidated Operating Partnership's total GLA as of December 31, 1999.

        The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership's properties as of December 31, 1999.


                                                                            ANNUAL BASE RENT
                    NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
   YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING            (IN THOUSANDS)           EXPIRING (2)
--------------      ----------      -------------      --------------      -------------------    ---------------------
   2000                    781         11,453,304               22.0%      $            49,376                  20.4%
   2001                    598          9,364,558               17.9%                   43,837                  18.1%
   2002                    569          9,164,477               17.5%                   41,745                  17.2%
   2003                    351          6,198,095               11.8%                   31,475                  13.0%
   2004                    271          6,149,137               11.7%                   27,688                  11.4%
   2005                     76          2,383,855                4.6%                   12,659                   5.2%
   2006                     54          2,015,744                3.9%                    9,595                   4.0%
   2007                     32          2,379,725                4.5%                    9,767                   4.0%
   2008                     26          1,050,220                2.0%                    5,326                   2.2%
   2009                     27          1,067,580                2.0%                    5,190                   2.1%
   Thereafter               21          1,119,023                2.1%                    5,815                   2.4%
                   ------------    --------------      ---------------     -------------------    ---------------------
   Total                 2,806         52,345,718              100.0%      $           242,473                 100.0%
                   ============    ==============      ===============     ===================    =====================

(1) Lease expirations as of December 31, 1999 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2) Does not include existing vacancies of 2,442,867 aggregate square feet.


        The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1999, approximately 96% of the GLA of the Other Real Estate Partnerships' properties was leased, and no single tenant or group of related tenants accounted for more than 6.2% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 7.4%, of the Other Real Estate Partnerships' total GLA as of December 31, 1999.

        The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 1999.


                                                                            ANNUAL BASE RENT
                    NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
   YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING            (IN THOUSANDS)           EXPIRING (2)
--------------      ----------      -------------      --------------      ------------------     ---------------------
   2000                    60          1,861,771               15.9%       $          7,427                      16.7%
   2001                    37          2,134,635               18.3%                  7,311                      16.3%
   2002                    33          1,379,350               11.8%                  5,201                      11.6%
   2003                    25          1,130,143                9.7%                  5,194                      11.6%
   2004                    34          1,846,495               15.8%                  6,640                      14.8%
   2005                     7            499,393                4.3%                  2,395                       5.4%
   2006                     4            192,528                1.6%                    859                       1.9%
   2007                     3            143,951                1.2%                    383                       0.9%
   2008                     5          1,124,186                9.6%                  4,116                       9.2%
   2009                     2            910,000                7.8%                  2,985                       6.7%
   Thereafter               5            469,081                4.0%                  2,208                       4.9%
                     ---------       ------------        ------------      ------------------     ---------------------
   Total                  215         11,691,533              100.0%       $         44,719                     100.0%
                     =========       ============        ============      ==================     =====================
--------------

(1) Lease expirations as of December 31, 1999 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2) Does not include existing vacancies of 549,017 aggregate square feet.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S PARTNERS' CAPITAL AND RELATED PARTNER MATTERS

        There is no established public trading market for the general partner and limited partner units and the Preferred Units. As of March 17, 2000, there were 376 holders of record of general partner and limited partner units ("Units") and one holder of record (the Company) of Preferred Units.

        Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The Operating Partnership has made consecutive quarterly distributions to the Company with respect to Preferred Units since the issuance of each such Preferred Units. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.48 per unit ($.62 per Unit per quarter). The annual distribution rate with respect to Preferred Units is $218.75000 per Series B Preferred Unit ($54.68750 per Series B Preferred Unit per quarter), $215.624000 per Series C Preferred Unit ($53.90600 per Series C Preferred Unit per quarter), $198.75000 per
Series D Preferred Unit ($49.68750 per Series D Preferred Unit per quarter) and $197.50000 per Series E Preferred Unit ($49.375000 per Series E Preferred Unit per quarter). The Operating Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to Preferred Units, out of any funds legally available for that purpose.

        The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

              Calendar Period                                     Distribution

              1999:
                  Fourth Quarter.................................    $.6200
                  Third Quarter..................................    $.6000
                  Second Quarter.................................    $.6000
                  First Quarter..................................    $.6000

              1998:
                  Fourth Quarter.................................    $.6000
                  Third Quarter..................................    $.5300
                  Second Quarter.................................    $.5300
                  First Quarter..................................    $.5300


        In 1997, the Operating Partnership issued an aggregate of 3,634,148 Units having an aggregate value of $115.2 million in exchange for property. In 1998, the Operating Partnership issued an aggregate of 1,515,983 Units having an aggregate value of $49.4 million in exchange for property. In 1999, the Operating Partnership issued an aggregate of 173,070 Units having an aggregate value of $4.3 million in exchange for property.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical balance sheet data and other data as of December 31, 1999, 1998, 1997, 1996 and 1995 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.


===================================================================================================================


------------------------------------ -------------------------------------------------------------------------------
                                       YEAR           YEAR             YEAR            YEAR               YEAR
                                      ENDED             ENDED            ENDED           ENDED             ENDED
                                      12/31/99       12/31/98         12/31/97        12/31/96           12/31/95
------------------------------------ -----------    ------------     ------------    ------------      -------------
                                                (IN THOUSANDS, EXCEPT PER UNIT, RATIO AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues..................... $ 314,365      $  293,386       $   98,566      $ 37,587          $ 27,442
 Property Expenses..................   (85,326)        (85,773)         (29,183)       (9,935)           (7,478)
 General & Administrative Expense...   (12,961)        (12,919)          (5,820)       (4,014)           (3,792)
 Interest Expense...................   (76,799)        (68,862)         (25,099)       (4,685)           (6,581)
 Amortization of Interest Rate
    Protection Agreements and
    Deferred Financing Cost.........    (1,295)           (851)            (369)         (196)             (222)
 Depreciation & Other Amortization..   (57,927)        (54,209)         (15,873)       (6,310)           (5,087)
 Equity in Income of Other Real
    Estate Partnerships............     45,714          27,583           31,297        20,130             7,841
 Equity in Income of Joint
    Ventures.......................        302              45              ---           ---               ---
 Disposition of Interest Rate
    Protection Agreements(a).......        ---          (8,475)           4,038           ---               ---
 Restructuring Charge(b)...........        ---          (6,858)             ---           ---               ---
 Gain on Sales of Properties.......     11,904           2,931              728         4,344               ---
                                     ----------     ----------       ----------      --------          --------
 Income Before Extraordinary
    Loss and Cumulative Effect of
    Change in Accounting
      Principle....................    137,977          85,998           58,285        36,921            12,123
 Extraordinary Loss(c).............        ---             ---           (4,666)       (2,273)              ---
 Cumulative Effect of Change in
   Accounting Principle(d).........        ---            (719)             ---           ---               ---
                                     ----------     ----------       ----------      --------          --------
 Net Income........................    137,977          85,279           53,619        34,648            12,123
 Preferred Unit Distributions......    (28,924)        (26,691)          (7,936)          ---               ---
                                     ----------     ----------       ----------      --------          --------
  Net Income Available to
    Unitholders....................  $ 109,053      $   58,588       $   45,683      $ 34,648          $ 12,123
                                     ==========     ==========       ==========      ========          ========
 Net Income Available to Unitholders
    Before Extraordinary Loss and
    Cumulative Effect of Change in
    Accounting Principle Per Unit:
      Basic.......................   $    2.41      $     1.34       $     1.41      $   1.38          $    .59
                                     ==========     ==========       ==========      ========          ========
      Diluted.....................   $    2.40      $     1.34       $     1.40      $   1.38          $    .59
                                     ==========     ==========       ==========      ========          ========
 Net Income Available to Unitholders
    Per Unit:
      Basic.......................   $    2.41      $     1.33       $     1.28      $   1.29          $    .59
                                     ==========     ==========       ==========      ========          ========
      Diluted.....................   $    2.40      $     1.32       $     1.27      $   1.29          $    .59
                                     ==========     ==========       ==========      ========          ========
 Distributions Per Unit...........   $    2.42      $     2.19       $    2.045      $ 1.9675          $  1.905
                                     ==========     ==========       ==========      ========          ========
 Weighted Average Number of Units
    Outstanding:
      Basic......................       45,271          44,100           35,682        26,763            20,419
                                     ==========     ==========       ==========      ========          ========
      Diluted....................       45,373          44,283           35,987        26,849            20,419
                                     ==========     ==========       ==========      ========          ========

BALANCE SHEET DATA (END OF PERIOD):
Net Investment in Real Estate....    $1,952,141     $1,988,030       $1,178,741      $345,648          $ 91,540
Investment in Other Real Estate
  Partnerships...................       380,774        368,364          643,621       258,411            241,918
Total Assets.....................     2,443,987      2,470,661        1,870,183       622,122            356,060
Mortgage Loans, Acquisition
  Facilities Payable, Senior
  Unsecured Debt and Construction
  Loans Payable..................     1,105,747      1,149,460          839,592        59,897             53,108
Total Liabilities................     1,228,637      1,261,102          904,006        86,890             69,291
Partners' Capital................     1,215,350      1,209,559          966,177       535,232            286,769
OTHER DATA:
Cash Flows From Operating
  Activities.....................    $  183,533     $  147,902       $   62,057      $ 18,871          $   4,182
Cash Flows From Investing
  Activities.....................       (15,798)      (538,395)      (1,084,002)     (202,673)           (40,906)
Cash Flows From Financing
  Activities.....................      (181,659)       399,444        1,022,645       181,604             43,182
Ratio of Earnings to Fixed Charges
  and Preferred Unit
  Distributions(e)...............          1.81x          1.68x            2.29x         6.96x              2.68x
Total Properties(f)..............           868            886              521           137                 30
Total GLA in sq. ft (f)..........    54,788,585     57,403,413       34,259,042    12,650,986          3,488,921
Occupancy %(f)...................            96%            95%              94%           97%                97%
=================================================================================================================

(a) On July 1, 1995, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate swap agreements (the "1995 Interest Rate Protection Agreements") with a notional value of $300.0 million, which, together with the interest rate protection agreements the Financing Partnership owned, effectively fixed the annual interest rate on the Financing Partnership's $300.0 million mortgage loan at 6.97% for six years through June 30, 2001. On May 16, 1997, the Consolidated Operating Partnership, through the Operating Partnership, sold the 1995 Interest Rate Protection Agreements resulting in a gain of approximately $4.0 million. The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of its remaining interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

(b) Represents a restructuring charge relating to severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted units.

(c) In 1996, the Consolidated Operating Partnership, through the Operating Partnership, terminated certain revolving credit facilities. The Consolidated Operating Partnership recorded an extraordinary loss of $2.3 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Consolidated Operating Partnership, through the Operating Partnership, terminated an unsecured loan and a revolving credit facility. The Consolidated Operating Partnership recorded an extraordinary loss of $4.7 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses.

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

(e) For purposes of computing the ratios of earnings to fixed charges and preferred unit distributions, earnings have been calculated by adding fixed charges (excluding capitalized interest) to income before extraordinary loss, cumulative effect of change in accounting principle, gain on sales of properties, restructuring charge and disposition of interest rate protection agreement. Fixed charges consist of interest costs, whether expensed or capitalized, and amortization of interest rate protection agreement and deferred financing costs.

(f)  As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

        First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 83.9% ownership interest at December 31, 1999. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.1% interest in the Operating Partnership at December 31, 1999.

        The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc., as well as at least a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P.
(the "Financing Partnership"), First Industrial Securities, L.P.
(the "Securities Partnership"), First Industrial Mortgage Partnership, L.P.
(the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P.
(the "Indianapolis Partnership"), TK-SV, LTD., and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

        The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

        The financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships and two joint ventures are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. Profits, losses and distributions of the Operating Partnership, the L.L.C. and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained within the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

        As of December 31, 1999, the Consolidated Operating Partnership owned 868 in-service industrial properties, containing an aggregate of approximately
54.8 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 1999, the Other Real Estate Partnerships owned 99 in-service industrial properties, containing an aggregate of approximately 12.2 million square feet of GLA. Of the 99 industrial properties owned by the Other Real Estate Partnerships at December 31, 1999, 19 are held by the Financing Partnership, 20 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         At December 31, 1999, the Consolidated Operating Partnership owned 868 in-service properties with approximately 54.8 million square feet of GLA, compared to 886 in-service properties with approximately 57.4 million square feet of GLA at December 31, 1998. During 1999, the Consolidated Operating Partnership acquired 16 in-service properties containing approximately 1.2 million square feet of GLA and one property under development, completed development of 16 properties and expansion of one property totaling approximately 2.4 million square feet of GLA and sold 44 in-service properties totaling approximately 5.5 million square feet of GLA, one property under development and several land parcels. The Consolidated Operating Partnership also took two properties out of service that are under redevelopment, comprising approximately .5 million square feet of GLA. In addition, during 1999, the Operating Partnership contributed four industrial properties comprising
 .2 million square feet of GLA to the Securities Partnership.

        Rental income and tenant recoveries and other income increased by approximately $21.0 million or 7.2% due primarily to an increase in average GLA for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and an increase in same store revenue. Also, approximately $1.5 million of this increase is due to additional acquisition, asset management and property management fees received from a joint venture entered into in September 1998 with an institutional investor (the "September 1998 Joint Venture") and the September 1999 Joint Venture (hereinafter defined) in fiscal year 1999. Revenues from properties owned prior to January 1, 1999, increased by approximately $6.4 million or 2.9% due primarily to increased rental rates upon renewal or replacement of tenant leases.

        Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $.5 million or .5% due primarily to a decrease in property management expense, offset by an increase in real estate taxes, repairs and maintenance and other expense due to an increase in average GLA for the year ended December 31, 1999 as compared to the year ended December 31, 1998.
The majority of the decrease in property management expense is due to a decrease in the operational costs of the regional offices that manage the Consolidated Operating Partnerships properties primarily due to a reduced employee headcount. Expenses from properties owned prior to January 1, 1999 remained relatively unchanged.

        General and administrative expense remained relatively unchanged.

        Interest expense increased by approximately $7.9 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest for the year ended December 31, 1999 due to an increase in development activities. The average debt balances outstanding for the years ended December 31, 1999 and 1998 were approximately $1.2 billion and $1.0 billion, respectively.

        Amortization of deferred financing costs increased by approximately $.4 million due primarily to amortization of deferred financing costs relating to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

        Depreciation and other amortization increased by approximately $3.7 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1997.

        The $6.9 million restructuring charge for the year ended December 31, 1998 represents a charge in connection with the Consolidated Operating Partnership's restructuring. The restructuring charge is comprised primarily of severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted units.

        Equity in income of Other Real Estate Partnerships increased by approximately $18.1 million or 65.7% due primarily to an increase in gain on sales of real estate for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Also, during the year ended December 31, 1998, the Other Real Estate Partnerships recognized an expense of approximately $.9 million to write off the unamoritized balance of organizational costs due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (discussed below). During the year ended December 31, 1999, the Other Real Estate Partnerships sold 13 industrial properties and several land parcels for a gain of approximately $17.9 million. During the year ended December 31, 1998, the Other Real Estate Partnerships sold five industrial properties and several land parcels for a gain of approximately $2.4 million.

        Equity in income of joint ventures increased by approximately $.3 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase is due to a full year of operations of the September 1998 Joint Venture in 1999 as opposed to a partial year of operations in 1998 and the start up of the September 1999 Joint Venture (hereinafter defined).

        The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of an interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

        The $11.9 million gain on sales of properties for the year ended December 31, 1999 resulted from the sale of 44 industrial properties, one property under development and several land parcels. Gross proceeds from these sales were approximately $178.3 million. Approximately $4.8 million and $23.3 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and two properties to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).

        The $2.9 million gain on sales of properties for the year ended December 31, 1998 resulted from the sale of 36 industrial properties and several parcels of land. Gross proceeds from these sales were approximately $77.7 million.

        The $.7 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write off of the unamoritized balance of organizational costs on the Consolidated Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamoritized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

        At December 31, 1998, the Consolidated Operating Partnership owned 886 in-service properties containing approximately 57.4 million square feet of GLA, compared to 521 in-service properties with approximately 34.2 million square feet of GLA at December 31, 1997. During 1998, the Consolidated Operating Partnership acquired 221 properties containing approximately 11.0 million square feet of GLA, completed development of seven properties totaling 1.0 million square feet of GLA and sold 36 in-service properties totaling 1.6 million square feet of GLA and several land parcels. In addition, on January 2, 1998, the Financing Partnership distributed 173 industrial properties comprising 12.8 million square feet of GLA to the Operating Partnership.

        Rental income and tenant recoveries and other income increased by $194.8 million or 197.7% due primarily to the properties acquired or developed after December 31, 1996 and the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998 (between January 1, 1997 and December 31, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties). Revenues from properties owned prior to January 1, 1997 increased in 1998 over 1997 by approximately $2.3 million or 2.0% due primarily to increased rental rates upon renewal or replacement of tenant leases.

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

        General and administrative expense increased by approximately $7.1 million, of which, approximately $4.4 million is due primarily to the additional expenses associated with managing the Consolidated Operating Partnership's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Consolidated Operating Partnership's business. Approximately $2.7 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, required internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties.

        Interest expense increased by approximately $43.8 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties (between January 1, 1997 and December 31, 1998, the Consolidated Operating Partnership acquired approximately $1.3 billion of industrial properties). The average debt balances outstanding for the years ended December 31, 1998 and 1997 were approximately $1.0 billion and $.4 billion, respectively.

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

        The $6.9 million restructuring charge for the year ended December 31, 1998 represents a charge in connection with the Consolidated Operating Partnership's restructuring. The restructuring charge is comprised primarily of severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted units.

        Equity in income of Other Real Estate Partnerships decreased in 1998 from 1997 by approximately $3.7 million due primarily to interest income earned in 1997 on U.S. Government securities and the reinvestment of cash proceeds from such securities upon maturity that were pledged as collateral by the Financing Partnership to legally defease the Financing Partnership's $300.0 million mortgage loan. The decrease is also due to a decrease in net income in one of the Other Real Estate Partnerships due to the distribution of 173 industrial properties to the Operating Partnership on January 2, 1998, offset by additional net income of the Other Real Estate Partnerships due primarily to properties acquired by the Other Real Estate Partnerships subsequent to December 31, 1996 and an extraordinary loss and a loss from disposition of interest rate protection agreements incurred in 1997.

        Equity in income of Joint Venture of approximately $.05 million for the year ended December 31, 1998 represents the Consolidated Operating Partnership's 10% equity interest in the income of the September 1998 Joint Venture.

        The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of an interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

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

        The $2.9 million gain on sales of properties for the year ended December 31, 1998 resulted from the sale of 36 industrial properties and several parcels of land. Gross proceeds for these property sales totaled approximately $77.7 million.

        The $.7 million gain on sales of properties for the year ended December 31, 1997 resulted from the sale of three industrial properties. Gross proceeds for these property sales totaled approximately $16.1 million.

        The $4.7 million extraordinary loss for the year ended December 31, 1997 represents the write-off of unamortized deferred financing costs, prepayment fees, legal fees and other costs incurred to terminate an unsecured loan and a revolving line of credit.

        The $.7 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet due to the early adoption of SOP 98-5.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Consolidated Operating Partnership's restricted cash totaled approximately $.9 million comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership, through the Operating Partnership, exchanges into properties under Section 1031 of the Internal Revenue Code.

        In March 2000, the Company's Board of Directors approved the repurchase of up to $100 million of the Company's common stock. The Company will make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. Stock repurchases will be funded from internally generated funds of the Consolidated Operating Partnership.

YEAR ENDED DECEMBER 31, 1999

        Net cash provided by operating activities of approximately $183.5 million for the year ended December 31, 1999 was comprised primarily of net income of approximately $138.0 million, and adjustment for non-cash items of approximately $43.9 million and the net change in operating assets and liabilities of approximately $1.6 million. The adjustments for the non-cash items of approximately $43.9 million are primarily comprised of depreciation and amortization of $59.3 million, offset by the gain on sales of properties of $11.9 million and the effect of the straight-lining of rental income of $3.5 million.

        Net cash used in investing activities of approximately $15.8 million for the year ended December 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined) and the funding of mortgage loans receivable, offset by distributions from the Other Real Estate Partnerships, distributions from investment in the September
1998 Joint Venture, net proceeds from the sales of real estate, the repayment of mortgage loans receivable and a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges.

        Net cash used in financing activities of approximately $181.7 million for the year ended December 31, 1999 was comprised primarily of general partnership and limited partnership units ("Unit") and preferred general partnership unit distributions, repayments on mortgage loans payable, debt issuance costs and net repayments under the Operating Partnership's
$300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"), offset by Unit contributions.

YEAR ENDED DECEMBER 31, 1998

        Net cash provided by operating activities of approximately $147.9 million for the year ended December 31, 1998 was comprised primarily of net income of approximately $85.3 million and adjustments for non-cash items of approximately $51.4 million and the net change in operating assets and liabilities of approximately $11.3 million. The adjustments for the non-cash items of approximately $51.4 million are primarily comprised of depreciation and amortization of approximately $56.9 million, a provision for bad debts of approximately $.6 million and the cumulative effect of a change in accounting principle of $.7 million due to the adoption of SOP 98-5, offset by the gain on sales of properties of $2.9 million and the effect of the straight-lining of rental income of $3.9 million.

        Net cash used in investing activities of approximately $538.4 million for the year ended December 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in Other Real Estate Partnerships, investment in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

        Net cash provided by financing activities of approximately $399.4 million for the year ended December 31, 1998 was comprised primarily of Unit and preferred general partnership unit contributions, net proceeds from the issuance of senior unsecured debt, and net borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility, offset by Unit and preferred general partnership unit distributions and repayments on mortgage loans payable.

YEAR ENDED DECEMBER 31, 1997

        Net cash provided by operating activities of approximately $62.1 million for the year ended December 31, 1997 was comprised primarily of net income of approximately $53.6 million and adjustments for non-cash items of approximately $15.9 million, offset by the net change in operating assets and liabilities of approximately $7.4 million. The adjustments for the non-cash items of approximately $15.9 million are primarily comprised of depreciation and amortization of $16.5 million, extraordinary loss of a $4.7 million and a provision for bad debts of $.8 million, offset by the gain on disposition of interest rate protection agreements of $4.0 million, the gain on sales of properties of $.7 million and the effect of the straight-lining of rental income of $1.4 million.

        Net cash used in investing activities of approximately $1,084.0 million for the year ended December 31, 1997 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investment in Other Real Estate Partnerships and the funding of mortgage loans receivable, offset by distributions from investment in Other Real Estate Partnerships, the net proceeds from the sales of real estate and funding of mortgage loans receivable.

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

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED UNIT DISTRIBUTIONS

        The ratio of earnings to fixed charges and preferred unit distributions was 1.81 for the year ended December 31, 1999 compared to 1.68 for the year ended December 31, 1998 and 2.29 for the year ended December 31, 1997. The increase in the earnings to fixed charges and preferred unit distributions between fiscal years 1999 and 1998 is primarily due to an increase in net operating income and equity in income of Other Real Estate Partnerships as discussed in "Results of Operations" above, which is partially offset by additional interest expense and preferred general partnership unit distributions incurred during the twelve months ended December 31, 1999 from additional debt issued and preferred general partner contributions, respectively, as well as an increase in capitalized interest due to an increase in development activity. The decrease in the earnings to fixed charges and preferred unit distributions between fiscal years 1998 and 1997 is primarily due to additional interest expense and preferred unit distributions incurred in fiscal year 1998 from additional debt and preferred units issued to fund property acquisitions and developments, which is partially offset by higher net operating income from the property acquisitions as discussed in "Results of Operations" above.

SEGMENT REPORTING

        In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Consolidated Operating Partnership as a single segment.

MARKET RISK

        The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

        This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

        In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

        At December 31, 1999, $94.0 million (approximately 8.5% of total debt at December 31, 1999) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 1997 Unsecured Acquisition Facility) and $1,011.7 million (approximately 91.5% of total debt at December 31, 1999) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

        Based upon the amount of variable rate debt outstanding at December 31, 1999, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 1999 by approximately $49.3 million to $871.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 1999 by approximately $55.1 million to $976.0 million. A 10% increase in interest rates would decrease the fair value of the Written Options at December 31, 1999 by approximately $1.6 million to $2.4 million. A 10% decrease in interest rates would increase the fair value of the Written Options at December 31, 1999 by approximately $2.6 million to $6.6 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

        During the year ended December 31, 1999, the Consolidated Operating Partnership purchased 16 industrial properties, one industrial property under redevelopment and several land parcels, for an aggregate purchase price of approximately $47.5 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels.

        During the year ended December 31, 1999, the Consolidated Operating Partnership sold 44 in-service industrial properties, one property under development and several land parcels. The aggregate gross sales price of these sales was approximately $178.3 million. Approximately $4.8 and $23.3 million of the gross proceeds from the sales of these properties were received from the September 1998 Joint Venture and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and two properties to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).

        The Consolidated Operating Partnership has committed to the construction of 10 development projects totaling approximately 1.5 million square feet of GLA for an estimated investment of approximately $56.5 million. Of this amount, approximately $16.7 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and proceeds from the sales of select properties of the Consolidated Operating Partnership.

        From January 1, 2000 to March 17, 2000, the Consolidated Operating Partnership acquired or completed development of nine industrial properties and one land parcel for a total estimated investment of approximately $23.9 million. The Consolidated Operating Partnership also sold six industrial properties and one land parcel for approximately $17.5 million of gross proceeds.

REAL ESTATE MARKET STRATEGY

        The Consolidated Operating Partnership's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this new market strategy, the Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Hartford, New Orleans/Baton Rouge, and Long Island. The net proceeds from the sales of properties in these markets will be used to bolster the Consolidated Operating Partnership's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

REAL ESTATE HELD FOR SALE

        At December 31, 1999, the Consolidated Operating Partnership had five industrial properties comprising approximately .8 million square feet of GLA held for sale. Net income (defined as total property revenues less property expenses (which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) and depreciation and amortization) of the five industrial properties held for sale for the year ended December 31, 1999, 1998 and 1997 is approximately $1.8 million, $1.8 million and $.7 million, respectively. Net carrying value of the five industrial properties held for sale at December 31, 1999 is approximately $25.3 million. The five industrial properties were identified as held for sale during the three months ended December 31, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

        On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a new joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the

September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership received approximately $1.0 million (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, also invested approximately $1.8 million in the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 1999, the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

MORTGAGE LOANS

        On November 5, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.3 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII was collateralized by three properties in Richland Hills, Texas, bore interest at a fixed rate of 8.450% and provided for monthly principal and interest payments based on a 143-month amortization schedule. On August 2, 1999, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan VIII.

ISSUANCE OF UNITS AND EMPLOYEE STOCK OPTIONS

        During the year ended December 31, 1999, the Company awarded 72,300 shares of restricted common stock to certain employees and 3,504 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 5,224 shares of restricted common stock. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $2.1 million on the date of grant. The restricted common stock vests over periods from five to ten years. During the year ended December 31, 1999, the Operating Partnership issued 1,041,567 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest one year and have a strike price of $25.13-$27.69 per share and expire ten years from the date of grant.

DISTRIBUTIONS

        On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27.1 million. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million. On July 19, 1999, the Operating Partnership paid a second quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million. On October 18, 1999, the Operating Partnership paid a third quarter 1999 distribution of $.60 per Unit, totaling approximately $27.2 million. On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28.2 million.

        On March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the Operating Partnership paid quarterly 1999 distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"), $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units"), $49.687 per unit on its 7.95%
Series D Cumulative Preferred Units (the "Series D Preferred Units") and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units"). The preferred unit distributions paid on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 totaled, in the aggregate, approximately $7.2 million per quarter.

        In March 2000, the Operating Partnership declared a first quarter distribution of $.62 per Unit which is payable on April 17, 2000. The Operating Partnership also declared first quarter 2000 distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units, respectively, which are payable on March 31, 2000.

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

        The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of December 31, 1999 and March 17, 2000, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At December 31, 1999, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.09%. As of March 17, 2000, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $186.4 million available in additional borrowings under the 1997 Unsecured Acquisition Facility.

RELATED PARTY TRANSACTIONS

        The Consolidated Operating Partnership often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

        From time to time, the Consolidated Operating Partnership utilizes real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company's officers/Directors is an employee.

        On November 19, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8.3 million. An entity in which the sole shareholders are an officer and Director and a former officer and Director ("TSIC") has a 11.638% general partner interest and a former officer and Director has a 75.585% limited partner interest in Roosevelt. TSIC has a 12.39% general partner interest and a former officer and Director has a 80.454% limited partner interest in Hartford. On December 4, 1998, the Operating Partnership sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2.4 million. TSIC has a 12.972% general partner interest and a former officer and Director has a 79.536% limited partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Operating Partnership and the Operating Partnership had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Operating Partnership. The gain on sale was deferred due to the existence of these options.

        From time to time, the Consolidated Operating Partnership utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 1999, the Consolidated Operating Partnership has paid approximately $.02 million of fees to this entity.

        On September 2, 1999, the September 1999 Joint Venture purchased a 1,159,121 square foot industrial property portfolio located in Los Angeles, California for approximately $63.9 million. An officer of the Company held ownership interests ranging between .004% and .13% in various entities that sold certain properties to the September 1999 Joint Venture.

ENVIRONMENTAL

        The Consolidated Operating Partnership incurred environmental costs of $.5 million and $.1 million in 1999 and 1998, respectively. The Consolidated Operating Partnership estimates 2000 costs of approximately $.8 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2000 and beyond with regard to currently identified environmental issues will not exceed approximately $1.3 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

INFLATION

        For the last several years, inflation has not had a significant impact on the Consolidated Operating Partnership because of the relatively low inflation rates in the Consolidated Operating Partnership's markets of operation. Most of the Consolidated Operating Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Consolidated Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which may enable the Consolidated Operating Partnership to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

OTHER

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Consolidated Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

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

        The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12 and Item 13 is incorporated herein by reference to parts of the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders (which will be filed not later than 120 days after December 31, 1999) captioned "Information Regarding Nominees and Directors", "Executive Officers and Other Senior Management", "Director Compensation", "Executive Compensation", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Certain Relationships and Transactions" and "Security Ownership of Management and Certain Beneficial Owners". Information contained in the part of such proxy statement captioned "Stock Performance Graph" is specifically not incorporated herein by reference.

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


(3)  Exhibits:

Exhibit No.      Description
-----------      -----------

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)
3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)
4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

Exhibit No.      Description
-----------      -----------

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9 Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc. and The First National Bank of Chicago, Union Bank of Switzerland, New York Branch and certain other banks (incorporated by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.11 6.50% Dealer remarketable securities due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.333-21873)
4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)
4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

Exhibit No.      Description
-----------      -----------

12.1*            Computation of Earnings to Fixed Charges and Preferred Unit
                 Distributions of First Industrial, L.P.
21.1             Subsidiaries of the Registrant (incorporated by reference to
                 Exhibit 21.1 of the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1999, File No. 1-13102)
23  *            Consent of PricewaterhouseCoopers LLP
27.1*            Financial Data Schedule of First Industrial, L.P.


    *   Filed herewith.

    (B) REPORTS ON FORM 8-K

                 None.

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


                            FIRST INDUSTRIAL, L.P.


                            BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                AS GENERAL PARTNER


Date:  March 27, 2000       By: /s/ Michael W. Brennan
                                ----------------------
                                Michael W. Brennan
                                President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  March 27, 2000       By: /s/ Michael J. Havala
                                -----------------------
                                Michael J. Havala
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Jay H. Shidler         Chairman of the Board of Directors    March 27, 2000
----------------------
    Jay H. Shidler

/s/ Michael W. Brennan     President, Chief Executive Officer    March 27, 2000
----------------------     and Director
    Michael W. Brennan

/s/ Michael G. Damone      Director of Strategic Planning        March 27, 2000
----------------------     and Director
    Michael G. Damone

----------------------     Director                              March 27, 2000
       John L. Lesher

/s/ Kevin W. Lynch         Director                              March 27, 2000
----------------------
    Kevin W. Lynch

----------------------     Director                              March 27, 2000
       John E. Rau

/s/ Robert J. Slater       Director                              March 27, 2000
----------------------
    Robert J. Slater

/s/ W. Edwin Tyler         Director                              March 27, 2000
----------------------
    W. Edwin Tyler

/s/ J. Steven Wilson       Director                              March 27, 2000
----------------------
    J. Steven Wilson

                                  EXHIBIT INDEX



Exhibit No.      Description
-----------      -----------

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)
3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)
4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

Exhibit No.      Description
-----------      -----------

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9 Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 15, 1997, by and among the Operating Partnership, First Industrial Realty Trust, Inc. and The First National Bank of Chicago, Union Bank of Switzerland, New York Branch and certain other banks (incorporated by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.11 6.50% Dealer remarketable securities due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.333-21873)
4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)
4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

Exhibit No.      Description
-----------      -----------

12.1* Computation of Earnings to Fixed Charges and Preferred Unit Distributions of First Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102)

23  *            Consent of PricewaterhouseCoopers LLP

27.1*            Financial Data Schedule of First Industrial, L.P.



    *   Filed herewith.

                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                          PAGE
                                                                                                          ----
         FINANCIAL STATEMENTS

         Report of Independent Accountants.......................................................         F-2

         Consolidated Balance Sheets of First Industrial, L.P. as of December 31, 1999
         and 1998................................................................................         F-3

         Consolidated Statements of Operations of First Industrial, L.P. for the Years Ended
         December 31, 1999, 1998, and 1997.......................................................         F-4

         Consolidated Statements of Changes in Partners' Capital of First Industrial, L.P. for
         the Years Ended December 31, 1999, 1998, and 1997.......................................         F-5

         Consolidated Statements of Cash Flows of First Industrial, L.P. for the Years Ended
         December 31, 1999, 1998, and 1997.......................................................         F-6

         Notes to Consolidated Financial Statements..............................................         F-7


         FINANCIAL STATEMENT SCHEDULE

         Report of Independent Accountants.......................................................         S-1

         Schedule III:   Real Estate and Accumulated Depreciation................................         S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
     First Industrial,  L.P.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. (the "Operating Partnership") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









                                                     PricewaterhouseCoopers LLP




Chicago, Illinois
February 14, 2000

                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   December 31,   December 31,
                                                                       1999           1998
                                                                   -----------    -----------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ............................................            $   311,149    $   323,363
      Buildings and Improvements ......................              1,776,217      1,794,611
      Furniture, Fixtures and Equipment ...............                  1,353          1,353
      Construction in Progress ........................                 42,715         14,138
      Less: Accumulated Depreciation ..................               (179,293)      (145,435)
                                                                   -----------    -----------
              Net Investment in Real Estate ...........              1,952,141      1,988,030

   Investments in and Contributions to
      Other Real Estate Partnerships ..................                380,774        368,364
   Cash and Cash Equivalents ..........................                     22         13,946
   Restricted Cash ....................................                    927          7,680
   Tenant Accounts Receivable, Net ....................                  8,986          9,755
   Investments in Joint Ventures ......................                  6,408          4,458
   Deferred Rent Receivable ...........................                 13,777         11,150
   Deferred Financing Costs, Net ......................                  9,905         10,458
   Prepaid Expenses and Other Assets, Net .............                 71,047         56,820
                                                                   -----------    -----------
              Total Assets ............................            $ 2,443,987    $ 2,470,661
                                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable .............................            $    63,059    $    66,065
   Senior Unsecured Debt, Net..........................                948,688        948,595
   Acquisition Facility Payable........................                 94,000        134,800
   Accounts Payable and Accrued Expenses ..............                 75,397         68,198
   Rents Received in Advance and Security Deposits ....                 19,329         16,363
   Distributions Payable ..............................                 28,164         27,081
                                                                   -----------    -----------
              Total Liabilities .......................              1,228,637      1,261,102
                                                                   -----------    -----------

Commitments and Contingencies .........................                   --             --

Partners' Capital:
    General Partner Preferred Units ...................                336,990        336,990
    General Partner Units .............................                694,899        689,923
    Unamortized Value of General Partnership
       Restricted Units ...............................                 (4,087)        (3,312)
    Limited Partners Units ............................                187,548        185,958
                                                                   -----------    -----------
                Total Partners' Capital ...............              1,215,350      1,209,559
                                                                   -----------    -----------
                Total Liabilities and Partners' Capital            $ 2,443,987    $ 2,470,661
                                                                   ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


                                                                                       Year Ended     Year Ended         Year Ended
                                                                                      December 31,   December 31,       December 31,
                                                                                          1999           1998               1997
                                                                                      ------------   ------------       ------------
   Revenues:
      Rental Income ................................................................   $ 249,719      $ 237,167          $  77,204
      Tenant Recoveries and Other Income ...........................................      64,646         56,219             21,362
                                                                                       ---------      ---------          ---------
                Total Revenues .....................................................     314,365        293,386             98,566
                                                                                       ---------      ---------          ---------

   Expenses:
      Real Estate Taxes ............................................................      49,590         48,768             16,970
      Repairs and Maintenance ......................................................      14,992         13,841              3,772
      Property Management ..........................................................       9,013         11,541              3,789
      Utilities ....................................................................       7,602          7,667              2,723
      Insurance ....................................................................         690            794                249
      Other ........................................................................       3,439          3,162              1,680
      General and Administrative ...................................................      12,961         12,919              5,820
      Interest .....................................................................      76,799         68,862             25,099
      Amortization of Interest Rate Protection Agreements and
            Deferred Financing Costs ...............................................       1,295            851                369
      Depreciation and Other Amortization ..........................................      57,927         54,209             15,873
      Restructuring Charge .........................................................        --            6,858               --
                                                                                       ---------      ---------          ---------
                 Total Expenses ....................................................     234,308        229,472             76,344
                                                                                       ---------      ---------          ---------

   Income from Operations Before Equity in Income of Other Real
         Estate Partnerships, Equity in Income of Joint Ventures and
         Disposition of Interest Rate Protection Agreements ........................      80,057         63,914             22,222
   Equity in Income of Other Real Estate Partnerships ..............................      45,714         27,583             31,297
   Equity in Income of Joint Ventures ..............................................         302             45               --
   Disposition of Interest Rate Protection Agreements ..............................        --           (8,475)             4,038
                                                                                       ---------      ---------          ---------
   Income from Operations ..........................................................     126,073         83,067             57,557
   Gain on Sales of Properties .....................................................      11,904          2,931                728
                                                                                       ---------      ---------          ---------
   Income Before Extraordinary Loss and Cumulative Effect of
         Change in Accounting Principle ............................................     137,977         85,998             58,285
   Extraordinary Loss ..............................................................        --             --               (4,666)
   Cumulative Effect of Change in Accounting Principle .............................        --             (719)              --
                                                                                       ---------      ---------          ---------
   Net Income ......................................................................     137,977         85,279             53,619
   Preferred Unit Distributions ....................................................     (28,924)       (26,691)            (7,936)
                                                                                       ---------      ---------          ---------
   Net Income Available to Unitholders .............................................   $ 109,053      $  58,588          $  45,683
                                                                                       =========      =========          =========

Net Income Available to Unitholders Before Extraordinary Loss and
           Cumulative Effect of Change in Accounting Principle Per
           Weighted Average Unit Outstanding:
               Basic ...............................................................   $    2.41      $    1.34          $    1.41
                                                                                       =========      =========          =========
               Diluted .............................................................   $    2.40      $    1.34          $    1.40
                                                                                       =========      =========          =========

Net Income Available to Unitholders Per Weighted Average
           Unit Outstanding:
               Basic ...............................................................   $    2.41      $    1.33          $    1.28
                                                                                       =========      =========          =========
               Diluted .............................................................   $    2.40      $    1.32          $    1.27
                                                                                       =========      =========          =========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                         Unamortized
                                                                                          Value of
                                                             General                      General
                                                             Partner        General        Partner         Limited
                                                            Preferred       Partner      Restricted       Partners
                                               Total          Units          Units          Units          Units
                                            -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1996 ............   $   535,232    $      --      $   496,169    $      --      $    39,063
    Contributions .......................       458,860        144,290        199,340           --          115,230
    Issuance of General Partner
          Restricted Units ..............          --             --            3,655         (3,655)          --
    Amortization of General Partner
          Restricted Units ..............           238           --             --              238           --
    Distributions .......................       (81,772)        (7,936)       (65,322)          --           (8,514)
    Unit Conversions ....................          --             --            3,395           --           (3,395)
    Net Income ..........................        53,619          7,936         40,371           --            5,312
                                            -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1997 ............       966,177        144,290        677,608         (3,417)       147,696
    Contributions .......................       279,208        192,700         37,095           --           49,413
   Issuance of General Partner
      Restricted Units ..................          --             --            2,345         (2,345)          --
    Amortization of General Partner
           Restricted Units .............         2,450           --             --            2,450           --

    Distributions .......................      (123,555)       (26,691)       (82,316)          --          (14,548)
    Unit Conversions ....................          --             --            5,150           --           (5,150)
    Net Income ..........................        85,279         26,691         50,041           --            8,547
                                            -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1998 ............     1,209,559        336,990        689,923         (3,312)       185,958
    Contributions .......................         5,115           --              840           --            4,275
   Issuance of General Partner
      Restricted Units ..................          --             --            2,008         (2,008)          --
    Amortization of General Partner
           Restricted Units .............         1,233           --             --            1,233           --
    Distributions .......................      (138,534)       (28,924)       (92,151)          --          (17,459)
    Unit Conversions ....................          --             --            2,618           --           (2,618)
    Net Income ..........................       137,977         28,924         91,661           --           17,392
                                            -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999 ............   $ 1,215,350    $   336,990    $   694,899    $    (4,087)   $   187,548
                                            ===========    ===========    ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                       Year Ended            Year Ended           Year Ended
                                                                    December 31, 1999     December 31, 1998    December 31, 1997
                                                                    -----------------     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................................   $   137,977           $    85,279             $    53,619
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
   Depreciation ..................................................        52,494                48,889                  14,660
   Amortization of Interest Rate Protection Agreements and
         Deferred Financing Costs ................................         1,295                   851                     369
    Other Amortization ...........................................         5,504                 7,155                   1,497
    Disposition of Interest Rate Protection Agreements ...........          --                    --                    (4,038)
    Gain on Sales of Properties ..................................       (11,904)               (2,931)                   (728)
    Equity in Income of Other Real Estate Partnerships ...........       (45,714)              (27,583)                (31,297)
    Distributions from Investment in Other Real Estate
         Partnerships ............................................        45,714                27,583                  31,297
    Equity in Income of Joint Ventures ...........................          (302)                  (45)                   --
    Distributions from Joint Ventures ............................           302                  --                      --
    Cumulative Effect of Change in Accounting Principle ..........          --                     719                    --
    Extraordinary Loss ...........................................          --                    --                     4,666
    Provision for Bad Debts ......................................             8                   649                     779
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets................................        (7,948)              (19,039)                (23,582)
    Increase in Deferred Rent Receivable .........................        (3,510)               (3,977)                 (1,350)
    Increase in Accounts Payable and Accrued Expenses and
        Rents Received in Advance and Security Deposits ..........         9,617                30,352                  16,195
    Organization Costs ...........................................         --                    --                       (30)
                                                                     -----------           -----------             -----------
          Net Cash Provided by Operating Activities ..............       183,533               147,902                  62,057
                                                                     -----------           -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real Estate .......      (177,613)             (491,650)               (714,705)
    Contributions and Advances to Other Real Estate
        Partnerships .............................................      (138,404)             (115,471)               (419,869)
    Distributions from Other Real Estate
         Partnerships ............................................       136,317                 3,081                  34,659
    Contributions to and Investments in Joint Ventures ...........        (2,522)               (4,413)                   --
    Distributions from Joint Ventures ............................           572                  --                      --
    Net Proceeds from Sales of Investment in Real Estate .........       171,133                76,632                  16,146
    Funding of Mortgage Loans Receivable .........................       (12,467)                 --                    (4,827)
    Repayment of Mortgage Loans Receivable .......................           433                 1,106                   4,594
    Decrease (Increase) in Restricted Cash .......................         6,753                (7,680)                   --
                                                                     -----------           -----------             -----------
        Net Cash Used in Investing Activities ....................       (15,798)             (538,395)             (1,084,002)
                                                                     -----------           -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Unit Contributions ...........................................           532                35,685                 199,340
    Unit Distributions ...........................................      (108,527)              (91,796)                (68,107)
    Preferred Contributions ......................................          --                 192,700                 144,290
    Preferred Unit Distributions .................................       (28,924)              (26,691)
                                                                                                                        (7,936)
    Proceeds from Acquisition Facilities Payable .................       156,600               531,000                 540,100
    Repayments on Acquisition Facilities Payable .................      (197,400)             (525,600)               (415,100)
    Proceeds from Mortgage Loans Payable .........................          --                    --                      --
    Repayments on Mortgage Loans Payable .........................        (2,967)               (1,523)                 (4,652)
    Repayment of Promissory Notes Payable ........................          --                    --                    (9,919)
    Proceeds from Senior Unsecured Debt ..........................          --                 299,517                 983,757
    Repayment of Senior Unsecured Debt ...........................          --                    --                  (334,800)
    Proceeds from Sale of Interest Rate Protection Agreements ....          --                    --                     6,440
    Other Proceeds from Senior Unsecured Debt ....................          --                   2,760                   2,377
    Other Costs of Senior Unsecured Debt .........................          --                 (11,890)                 (2,294)
    Debt Issuance Costs ..........................................          (973)               (4,718)                (10,851)
                                                                     -----------           -----------             -----------
                Net Cash (Used in) Provided by Financing Activities     (181,659)              399,444               1,022,645
                                                                     -----------           -----------             -----------
        Net (Decrease) Increase in Cash and Cash Equivalents .....       (13,924)                8,951                     700
        Cash and Cash Equivalents, Beginning of Period ...........        13,946                 4,995                   4,295
                                                                     -----------           -----------             -----------
        Cash and Cash Equivalents, End of Period .................   $        22           $    13,946             $     4,995
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


1.   ORGANIZATION AND FORMATION OF PARTNERSHIP

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 83.9% ownership interest at December 31, 1999. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.1% interest in the Operating Partnership at December 31, 1999.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc., as well as at least a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

         As of December 31, 1999, the Operating Partnership, the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 868 in-service industrial properties, containing an aggregate of approximately 54.8 million square feet (unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 1999, the Other Real Estate Partnerships owned 99 in-service industrial properties, containing an aggregate of approximately 12.2 million square feet (unaudited) of GLA. Of the 99 industrial properties owned by the Other Real Estate Partnerships at December 31, 1999, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, 20 are held by the Securities Partnership, 19 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

         Profits, losses and distributions of the Operating Partnership, the L.L.C.s and Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or ownership agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


2.       BASIS OF PRESENTATION

         The consolidated financial statements of the Consolidated Operating Partnership at December 31, 1999 and 1998 and for each of the three years ended December 31, 1999 include the accounts and operating results of the Operating Partnership, the L.L.C.s and FR Development Services, Inc. on a consolidated basis. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships and the Operating Partnership's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined) under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1999 and 1998, and the reported amounts of revenues and expenses for the years ended December 31, 1999, 1998 and 1997. Actual results could differ from those estimates.

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

         Real estate assets are carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Consolidated Operating Partnership estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                  Years
                                                                  -----
         Buildings and Improvements............................    31.5 to 40
         Land Improvements.....................................    15
         Furniture, Fixtures and Equipment.....................    5 to 10


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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $2,359 and $1,064 at December 31, 1999 and 1998, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date (see Note 13).

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

Investments in Joint Ventures

         Investments in Joint Ventures represents the Operating Partnership's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined). The Consolidated Operating Partnership, through the Operating Partnership, accounts for its Investments in Joint Ventures under the equity method of accounting (as described above).

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

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,657 and $1,649 as of December 31, 1999 and 1998, respectively.

Gain on Sales of Properties

         Gain on sales of properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Consolidated Operating Partnership with the properties sold are met. Gains relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Consolidated Operating Partnership after completion of each sale are included in the determination of the gains on sales.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Earnings Per Unit ("EPU")

         Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding. Net income per weighted average Unit - diluted is based on the weighted average Units outstanding plus the effect of the Company's in-the-money employee stock options that result in the issuance of general partnership units. See Note 14 for further disclosures.

Fair Value of Financial Instruments

         The Consolidated Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with two offerings of unsecured debt. The fair value of the short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable and other accrued expenses was not materially different from their carrying or contract values. See Note 7 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with two initial offerings of unsecured debt.

Derivative Financial Instruments

         The Consolidated Operating Partnership's, through the Operating Partnership, interest rate protection agreements (the "Agreements") were used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan and fix the interest rate on anticipated offerings of senior unsecured debt (see
Note 10). Receipts or payments resulting from the Agreements that were used to limit the interest rate on the Financing Partnership's $300,000 mortgage loan were recognized as adjustments to equity in income of Other Real Estate Partnerships (specifically, the Financing Partnership). Upon termination of these Agreements, the Operating Partnership recognized a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Consolidated Operating Partnership's balance sheet. Receipts or payments that resulted from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are being amortized over the life of the senior unsecured debt that the Agreements were used to hedge as an adjustment to interest expense using the effective interest method (or the straight-line method if this method is not materially different from the effective interest method). Any Agreements which no longer qualify for hedge accounting are marked to market and any gain or loss is recognized immediately. The credit risks associated with the Agreements were controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty failed to meet the terms of the Agreements, the Consolidated Operating Partnership's exposure was limited to the current value of the interest rate differential, not the notional amount, and the Consolidated Operating Partnership's carrying value of the Agreements on the balance sheet. The Agreements were executed with creditworthy financial institutions.

Segment Reporting

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Consolidated Operating Partnership as a single segment.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Consolidated Operating Partnership is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

Reclassification

         Certain 1998 and 1997 items have been reclassified to conform to the 1999 presentation.

4.    INVESTMENTS IN OTHER REAL ESTATE PARTNERSHIPS

         The Investment in Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interest in the entities described in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:


                                                                Year Ended
                                                          --------------------------
                                                          December 31,  December 31,
                                                              1999          1998
                                                          ------------  ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .................   $433,970       $419,117
        Other Assets ...................................     38,491         41,198
                                                           --------       --------
                Total Assets ...........................   $472,461       $460,315
                                                           ========       ========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans Payable .........................   $ 41,891       $ 42,422
        Other Liabilities ..............................     35,620          5,901
                                                           --------       --------
                 Total Liabilities .....................     77,511         48,323
                                                           --------       --------
        Partners' Capital ..............................    394,950        411,992
                                                           --------       --------
                 Total Liabilities and Partners' Capital   $472,461       $460,315
                                                           ========       ========


Condensed Combined Statements of Operations:


                                                                                    Year Ended
                                                                  --------------------------------------------
                                                                  December 31,   December 31,    December 31,
                                                                     1999            1998             1997
                                                                  ------------   ------------    -------------
Total Revenues ................................................   $  59,677       $  56,221       $ 124,406
Property Expenses .............................................     (13,685)        (13,005)        (30,569)
General and Administrative ....................................        (167)           --              --
Interest Expense ..............................................      (3,070)         (2,971)        (24,760)
Amortization of Interest Rate Protection Agreements and
     Deferred Financing Costs .................................         (67)            (65)         (2,443)
Depreciation and Other Amortization ...........................     (10,485)         (9,597)        (23,310)
Abandoned Pursuit Costs Charge ................................        --              (360)           --
Loss on Disposition of Interest Rate Protection Agreements ....        --              --            (2,608)
Gain on Sales of Properties ...................................      17,893           2,417           4,275
Extraordinary Loss ............................................        --              --            (9,458)
Cumulative Effect of Change in Accounting Principle ...........        --              (858)           --
                                                                  ---------       ---------       ---------
Net Income ....................................................   $  50,096       $  31,782       $  35,533
                                                                  =========       =========       =========



         On January 2, 1998, the Financing Partnership distributed 173 industrial properties with a net book value of approximately $387,647 to the Operating Partnership.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

4.    INVESTMENTS IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

         During 1999, the Operating Partnership contributed four industrial properties to the Securities Partnership. The four properties contributed by the Operating Partnership to the Securities Partnership had an aggregate net book value of approximately $10,387.

5.    INVESTMENTS IN JOINT VENTURES

         On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Operating Partnership has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership received approximately $2,315 and $2,348 (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 and 1998 respectively, from the September 1998 Joint Venture. For the twelve months ended December 31, 1999, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, invested approximately $767 and received distributions of approximately $874 from the September 1998 Joint Venture. For the twelve months ended December 31, 1998, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, invested approximately $4,413 in the September 1998 Joint Venture. The Consolidated Operating Partnership accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet (unaudited) of GLA.

         On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a new joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership received approximately $993 (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, also invested approximately $1,755 in the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 1999, the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet (unaudited) of GLA.

6.    REAL ESTATE HELD FOR SALE

         The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 1999, the Consolidated Operating Partnership had five industrial properties comprising approximately .8 million square feet (unaudited) of GLA held for sale. The five industrial properties were identified as held for sale during the three months ended December 31, 1999. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the five industrial properties held for sale by the Consolidated Operating Partnership.


                                            YEAR ENDED
                                      --------------------------------
                                        1999        1998        1997
                                      --------    --------    --------
Total Revenues ....................   $  3,459    $  3,043    $    955
Operating Expenses ................     (1,138)       (811)       (159)
Depreciation and Amortization .....       (516)       (420)       (128)
                                      --------    --------    --------
Income from Operations ............   $  1,805    $  1,812    $    668
                                      ========    ========    ========

Net Carrying Value ................   $ 25,337
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

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukee, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

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

Senior Unsecured Debt, Net

         On April 4, 1997, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $309,800 unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership which used the contribution to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of its $300,000 mortgage loan. The Defeasance Loan was paid off and retired in May 1997 (See Note 13).

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

Acquisition Facilities

         In December 1996, the Operating Partnership terminated its $150,000 secured revolving credit facility and entered into a $200,000 unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bore interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus .25% and provided for interest only payments until the maturity date. In December 1997, the Operating Partnership terminated the 1996 Unsecured Acquisition Facility (see Note 13) and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate", at the Operating Partnership's election, and provides for interest only payments until maturity. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:

                                     OUTSTANDING BALANCE AT            ACCRUED INTEREST PAYABLE AT       INTEREST RATE AT
                                 -------------------------------      ----------------------------   ---------------------------
                                   DECEMBER 31,      DECEMBER 31,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      MATURITY
                                     1999              1998              1999            1998           1999            DATE
                                 -------------     -------------      ------------    ------------   ------------     ----------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan. ...................  $      34,636      $    35,220         $     216     $      ---         7.500%          4/01/03
Assumed Loans..................          8,343            8,661               ---            ---         9.250%          1/01/13
LB Mortgage Loan II............            705              705               ---            ---         8.000%              (1)
Acquisition Mortgage Loan I....          3,591            3,864               ---            ---         8.500%          8/01/08
Acquisition Mortgage Loan II...          7,630            7,828               ---             51         7.750%          4/01/06
Acquisition Mortgage Loan III..          3,350            3,485               ---             26         8.875%          6/01/03
Acquisition Mortgage Loan IV...          2,423            2,488               ---             19         8.950%         10/01/06
Acquisition Mortgage Loan VI...            991 (2)        1,024  (2)          ---              7         8.875%         11/01/06
Acquisition Mortgage Loan VII..          1,390 (2)        1,450  (2)          ---             11         9.750%          3/15/02
Acquisition Mortgage Loan VIII.            --- (3)        1,340               ---              9            (3)              (3)
                                 -------------      -----------         ---------     ----------
Total .........................  $      63,059      $    66,065         $     216     $      123
                                 =============      ===========         =========     ===========

SENIOR UNSECURED DEBT, NET
2005 Notes ....................  $      50,000      $    50,000         $     383     $      383         6.900%         11/21/05
2006 Notes ....................        150,000          150,000               875            875         7.000%         12/01/06
2007 Notes ....................        149,961 (4)      149,956  (4)        1,457          1,457         7.600%          5/15/07
2011 Notes ....................         99,470 (4)       99,424  (4)          942            942         7.375%          5/15/11 (5)
2017 Notes ....................         99,828 (4)       99,818  (4)          625            625         7.500%         12/01/17
2027 Notes ....................         99,867 (4)       99,862  (4)          914            914         7.150%          5/15/27 (6)
2028 Notes ....................        199,776 (4)      199,768  (4)        7,009          7,051         7.600%          7/15/28
2011 Drs ......................         99,786 (4)       99,767  (4)        1,553          1,553         6.500%  (8)     4/05/11 (7)
                                 -------------      -----------         ---------     ----------
Total  ........................  $     948,688      $   948,595         $  13,758     $   13,800
                                 =============      ===========         =========     ===========
ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
  Facility.....................  $      94,000      $   134,800         $     663     $      690          7.09%          4/30/01
                                 =============      ===========         =========     ===========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At December 31, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $57 and $64, respectively. At December 31, 1998, the Acquisition Mortgage loan VI and the Acquisition Mortgage loan VII are net of amoritized premiums of $66 and $93, respectively.
(3)  The Acquisition Mortgage Loan VIII was paid off and retired on August 2,
     1999.
(4) At December 31, 1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively. At December 31, 1998, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamoritized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

Fair Value

         At December 31, 1999 and 1998, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, acquisition facility payable, Put Option and Call Option were as follows:

                                                         December 31, 1999                    December 31, 1998
                                                 -----------------------------------    -------------------------------
                                                     Carrying              Fair           Carrying            Fair
                                                      Amount              Value            Amount            Value
                                                 ----------------     --------------    -------------    --------------
              Mortgage Loans Payable.........    $         63,059     $       61,445    $      66,065    $       68,384
              Senior Unsecured Debt..........             948,688            859,455          948,595           925,320
              Acquisition Facility Payable...              94,000             94,000          134,800           134,800
              Put Option and Call Option.....               2,263              3,950            3,438            13,200
                                                 ----------------     --------------    -------------    --------------
              Total..........................    $      1,108,010     $    1,018,850    $   1,152,898    $    1,141,704
                                                 ================     ==============    =============    ==============

         The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                        Amount
                                                  -----------------
                        2000..................    $           1,787
                        2001..................               95,940
                        2002..................                3,325
                        2003..................               36,532
                        2004..................                1,319
                        Thereafter............              967,330
                                                  -----------------
                        Total.................    $       1,106,233
                                                  =================

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

8.   PARTNERS' CAPITAL

         The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are generally convertable into common stock, par value $.01, of the Company on a one-for-one basis. The preferred general partnership units result from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

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

         During 1999, certain employees of the Company exercised 33,000 employee stock options. Gross proceeds to the Company approximated $732. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

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

Distributions:

         On January 18, 1999, the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per Unit, totaling approximately $27,081. On April 19, 1999, the Operating Partnership paid a first quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157. On July 19, 1999, the Operating Partnership paid a second quarter 1999 distribution of $.60 per Unit, totaling approximately $27,157. On October 18, 1999, the Operating Partnership paid a third quarter distribution of $.60 per Unit, totaling approximately $27,157. On January 24, 2000, the Operating Partnership paid a fourth quarter distribution of $.62 per Unit, totaling approximately $28,164.

         On March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the Operating Partnership paid quarterly 1999 distributions of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 totaled, in the aggregate, approximately $7,231 per quarter.

9.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 1999, the Consolidated Operating Partnership acquired 16 in-service industrial properties and one industrial property under redevelopment comprising, in the aggregate, approximately 1.3 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $47,516 and completed the development of 16 properties and one expansion comprising approximately 2.4 million square feet (unaudited) of GLA at a cost of approximately $81,925.

         In 1998, the Consolidated Operating Partnership acquired 221 industrial properties comprising approximately 11.0 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $454,778 and completed the development of seven properties comprising approximately 1.0 million square feet (unaudited) of GLA at a cost of approximately $37,194.

         In 1997, the Consolidated Operating Partnership acquired 380 industrial properties comprising approximately 21.0 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $819,780 and completed the development of eight properties comprising approximately 1.2 million square feet (unaudited) of GLA at a cost of approximately $38,008.

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

11.  RESTRUCTURING CHARGE

         In connection with management's plan to improve operating efficiencies and reduce costs, the Consolidated Operating Partnership recorded a restructuring charge of approximately $6,858 in the fourth quarter of 1998. The restructuring charge is comprised of severance costs, of which approximately $1,206 is non-cash relating to immediate vesting of restricted Units. The cash portion of the severance costs were paid in fiscal year 1999.

12.  SALES OF REAL ESTATE

         In 1999, the Consolidated Operating Partnership, through the Operating Partnership, sold 44 in-service industrial properties, one property under development and several land parcels. Gross proceeds from these sales totaled approximately $178,304. Approximately $4,835 and $23,308 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture and Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and two properties to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value). The gain on sales totaled approximately $11,904.

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

13.  EXTRAORDINARY ITEMS

         In 1997, the Consolidated Operating Partnership, through the Operating Partnership, terminated the LB Mortgage Loan I, the Defeasance Loan, the November 1997 Unsecured Loan and the 1996 Unsecured Acquisition Facility before their contractual maturity date. As a result of these early retirements, the Operating Partnership recorded an extraordinary loss of $4,666 comprised of the write off of unamortized deferred financing fees, legal costs and other expenses.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

14.   EARNINGS PER UNIT

         In February 1997, the FASB issued FAS 128. The computation of basic and diluted EPU, as prescribed by FAS 128, is presented below:

                                                                             Year Ended            Year Ended           Year Ended
                                                                            December 31,          December 31,         December 31,
                                                                                1999                  1998                 1997
                                                                           -------------          -------------        ------------
Numerator:
 Income Before Extraordinary Loss and Cumulative Effect of
    Change in Accounting Principle.....................................    $     137,977          $      85,998        $     58,285
    Less: Preferred Unit Distributions.................................          (28,924)               (26,691)             (7,936)
                                                                           -------------          -------------        ------------
 Net Income Available to Unitholders Before Extraordinary Loss-
    and Cumulative Effect of Change in Accounting Principle for
    Basic and Diluted EPU..............................................          109,053                 59,307              50,349

 Extraordinary Loss....................................................              ---                    ---              (4,666)
 Cumulative Effect of Change in Accounting Principle...................              ---                   (719)                ---
                                                                           -------------          -------------        ------------
 Net Income Available to Unitholders- For Basic and
    Diluted EPU........................................................    $     109,053          $      58,588        $     45,683
                                                                           =============          =============        ============
Denominator:
 Weighted Average Units Outstanding at December 31, 1999, 1998
    and 1997, respectively- Basic......................................       45,270,821             44,099,879          35,681,562
 Effect of Dilutive Securities:
    Employee Common Stock Options of the Company that result in
    the issuance of general partnership units..........................          101,801                182,515             305,686
                                                                           -------------          -------------        ------------
 Weighted Average Units Outstanding at December 31, 1999, 1998
    and 1997, respectively- Diluted....................................       45,372,622             44,282,394          35,987,248
                                                                           =============          =============        ============
Basic EPU:
 Net Income Available to Unitholders Before Extraordinary Loss
    and Cumulative Effect of Change in Accounting Principle............    $        2.41          $        1.34        $       1.41
                                                                           =============          =============        ============
 Extraordinary Loss....................................................    $         ---          $         ---        $       (.13)
                                                                           =============          =============        ============
 Cumulative Effect of Change in Accounting Principle...................    $         ---          $        (.02)       $        ---
                                                                           =============          =============        ============
 Net Income Available to Unitholders...................................    $        2.41          $        1.33        $       1.28
                                                                           =============          =============        ============
Diluted EPU:
  Net Income Available to Unitholders Before Extraordinary Loss
    and Cumulative Effect of Change in Accounting Principle............    $        2.40          $        1.34        $       1.40
                                                                           =============          =============        ============
  Extraordinary Loss...................................................    $         ---          $         ---        $       (.13)
                                                                           =============          =============        ============
  Cumulative Effect of Change in Accounting Principle..................    $         ---          $        (.02)       $        ---
                                                                           =============          =============        ============
  Net Income Available to Unitholders..................................    $        2.40          $        1.32        $       1.27
                                                                           =============          =============        ============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

15.   FUTURE RENTAL REVENUES

         The Consolidated Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1999 are approximately as follows:

                      2000...............   $      254,701
                      2001...............          213,860
                      2002...............          171,596
                      2003...............          132,646
                      2004...............           98,602
                      Thereafter.........          230,266
                                            --------------
                            Total........   $    1,101,671
                                            ==============

16.   EMPLOYEE BENEFIT PLANS

         The Company maintains two stock incentive plans, (the "Stock Incentive Plans"), which are administered by the Compensation Committee of the Board of Directors of the Company. There are approximately 7.7 million shares reserved under the Stock Incentive Plans. Only officers and employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, independent Directors of the Company receive automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 1999, stock options covering 2.8 million shares were outstanding and stock options covering
4.4 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to ten year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                                               Weighted Average
                                                                                Exercise Price          Exercise
                                                               Share              per Share         Price per Share
                                                          ---------------    ------------------     ----------------
Outstanding at December 31, 1996...............               1,093,500             $22.49            $18.25-$25.63
 Granted.......................................                 538,000             $30.32           $28.50-$30.375
 Exercised or Coverted                                         (300,000)            $22.50            $18.25-$23.50
                                                          ---------------
Outstanding at December 31, 1997...............               1,331,500             $25.67           $18.25-$30.375
 Granted.......................................               5,248,200             $34.92            $24.00-$35.81
 Exercised or Converted........................                (165,500)            $23.14            $20.25-$30.38
 Expired or Terminated....                                   (1,417,200)            $35.42            $22.75-$35.81
                                                          ---------------
Outstanding at December 31, 1998...............               4,997,000             $32.70            $18.25-$35.81
 Granted.......................................               1,041,567             $25.35            $25.13-$27.69
 Exercised or Converted........................                 (68,000)            $22.79            $20.25-$25.13
 Expired or Terminated.........................              (3,194,300)            $35.31            $22.75-$35.81
                                                          ---------------
Outstanding at December 31, 1999...............               2,776,267             $27.04            $18.25-$31.13
                                                          ===============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

16.   EMPLOYEE BENEFIT PLANS, CONTINUED

         The following table summarizes currently outstanding and exercisable options as of December 31, 1999:

                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average           Weighted                             Weighted
                                                    Remaining           Average                             Average
                                  Number           Contractual         Exercise           Number            Exercise
  Range of Exercise Price       Outstanding           Life               Price          Exercisable          Price
---------------------------    --------------    ----------------    --------------    --------------     -------------
      $18.25-$25.13              1,498,200            7.68              $24.08           1,056,350           $23.64
      $28.50-$31.13              1,278,067            8.11              $30.51           1,194,734           $30.73

         The Consolidated Operating Partnership applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for the Company's Stock Incentive Plans. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and earnings per Unit would have been the pro forma amounts indicated in the table below:

                                                                                                 For the Year Ended
                                                                                  -------------------------------------------------
                                                                                      1999             1998              1997
                                                                                  -------------    -------------    ---------------
        Net Income Available to Unitholders - as reported.....................    $     109,053    $      58,588    $        45,683
        Net Income Available to Unitholders - pro forma.......................    $     107,185    $      56,801    $        44,403
        Net Income Available to Unitholders per Unit - as reported- Basic.....    $        2.41    $        1.33    $          1.28
        Net Income Available to Unitholders per Unit - pro forma- Basic.......    $        2.37    $        1.29    $          1.24
        Net Income Available to Unitholders per Unit - as reported - Diluted..    $        2.40    $        1.32    $          1.27
        Net Income Available to Unitholders per Unit - pro forma  - Diluted...    $        2.36    $        1.28    $          1.23

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
           Expected dividend yield............................................             8.88%            8.01%              8.15%
           Expected stock price volatility....................................            20.55%           20.56%             20.01%
           Risk-free interest rate............................................             5.30%            5.64%              6.48%
           Expected life of options...........................................             2.73             3.74               3.78

The weighted average fair value of options granted during 1999, 1998 and 1997 is $1.79, $2.95 and $2.72 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 1999, 1998 and 1997, the Company, through the Operating Partnership, made matching contributions of approximately $208, $198 and $108, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). At December 31, 1999, 596,498 units were outstanding. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations.

         During 1999, the Company awarded 72,300 shares of restricted common stock to certain employees and 3,504 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 5,224 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of $2,121 on the date of grant. The restricted common stock vests over a period from five to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

16.   EMPLOYEE BENEFIT PLANS, CONTINUED

         During 1998, the Company awarded 51,850 shares of restricted common stock to certain employees and 2,769 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 13,602 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of $2,324 on the date of grant. The restricted common stock vests over a period from five to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

         During 1997, the Company awarded 59,946 shares of restricted common stock to certain employees and 1,274 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 54,936 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of $3,655 on the date of grant. The restricted Common Stock vests over a period from two to ten years. Compensation expense will be charged to earnings in the Consolidated Operating Partnership's consolidated statements of operations over the vesting period.

17.   RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership, through the Operating Partnership, often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Consolidated Operating Partnership utilizes real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company's officers/Directors is an employee.

         On July 16, 1998 the Consolidated Operating Partnership, through the Operating Partnership, completed an acquisition of a real estate firm for which an officer of the Company owned a 25% interest. Gross proceeds to the real estate firm totaled approximately $2,349.

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

         On November 19, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which the sole shareholders are an officer and Director and a former officer and Director ("TSIC") has a 11.638% general partner interest and a former officer and Director has a 75.585% limited partner interest in Roosevelt. TSIC has a 12.39% general partner interest and a former officer and Director has a 80.454% limited partner interest in Hartford. On December 4, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2,360. TSIC has a 12.972% general partner interest and a former officer and Director has a 79.536% limited partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Operating Partnership and the Operating Partnership had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Operating Partnership. The gain on sale was deferred due to the existence of these options.

         From time to time, the Consolidated Operating Partnership utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 1999, the Consolidated Operating Partnership has paid approximately $15 of fees to this entity.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

17.      RELATED PARTY TRANSACTIONS, CONTINUED

         On September 2, 1999, the September 1999 Joint Venture purchased a 1,159,121 square foot industrial property portfolio located in Los Angeles, California for approximately $63,901. An officer of the Company held ownership interests ranging between .004% and .13% in various entities that sold certain properties to the September 1999 Joint Venture.

18.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                                        Year Ended           Year Ended            Year Ended
                                                       December 31,         December 31,          December 31,
                                                           1999                 1998                  1997
                                                     ----------------     ----------------      -----------------
   Interest paid, net of
      capitalized interest.......................    $        76,775      $         59,510      $          19,909
                                                     ===============      ================      =================
   Interest capitalized..........................    $         5,568      $          3,643      $           1,151
                                                     ===============      ================      =================
 Supplemental schedule of non-cash
      investing and financing activities:

   Distribution payable on Units.................    $        28,164      $         27,081      $          22,010
                                                     ===============      ================      =================
 Exchange of limited partner units
      for general partner units

   Limited Partnership Interest..................    $        (2,618)     $         (5,150)     $          (3,395)
   General Partnership Interest..................    $         2,618      $          5,150      $           3,395
                                                     ---------------      ----------------      -----------------
                                                     $           ---      $            ---      $             ---
                                                     ===============      ================      =================
         In conjunction with the property acquisitions, the following assets and liabilities were assumed:

 Purchase of real estate.........................    $        47,516      $        463,141      $         817,058
 Mortgage loans..................................                ---                (6,222)               (20,272)
 Operating partnership units.....................                ---               (49,413)              (115,230)
 Accounts payable and
   accrued expenses..............................               (274)               (4,171)               (11,064)
                                                     ---------------      ----------------      -----------------
 Acquisition of real estate......................    $        47,242      $        403,335      $         670,492
                                                     ===============      ================      =================

IN CONJUNCTION WITH THE DISTRIBUTION OF 173 PROPERTIES FROM THE FINANCING
PARTNERSHIP TO THE OPERATING PARTNERSHIP ON JANUARY 2, 1998, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED:

   Investment in real estate ....................                         $        382,190
   Tenant accounts receivable ...................                                    3,017
   Deferred rent receivable .....................                                    4,689
   Other assets .................................                                    6,209
   Accounts payable and accrued expenses ........                                   (5,920)
   Rents received in advance and security
     deposits ...................................                                   (2,538)
                                                                          ----------------
   Investments in other real estate
     partnerships ...............................                         $        387,647
                                                                          ================


IN CONJUNCTION WITH THE CONTRIBUTION OF FOUR PROPERTIES FROM THE OPERATING
PARTNERSHIP TO THE SECURITIES PARTNERSHIP DURING 1999, THE FOLLOWING ASSETS
AND LIABILITIES WERE CONTRIBUTED:

  Investment in real estate, net ................    $        10,387
  Tenant accounts receivable ....................                (21)
  Deferred rent receivable ......................                 40
  Other assets, net .............................                 17
  Accounts payable and accrued expenses .........               (100)
                                                     ---------------
  Investment in other real estate partnerships ..    $        10,323
                                                     ===============


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

         Twenty-seven properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Consolidated Operating Partnership's depreciated cost of the asset. The Consolidated Operating Partnership has no notice of any exercise of any tenant purchase option.

         The Consolidated Operating Partnership, through the Operating Partnership, has committed to the construction of 10 development projects totaling approximately 1.5 million square feet (unaudited). The estimated total construction costs are approximately $56,493 (unaudited). These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

19.   COMMITMENTS AND CONTINGENCIES, CONTINUED

         At December 31, 1999, the Consolidated Operating Partnership, through the Operating Partnership, had four letters of credit outstanding in the aggregate amount of $1,146. A $980 letter of credit was required under the original issuance of the Company's Series A Preferred Stock to guarantee the payment of one quarter's dividend on the Series A Preferred Stock. The Guarantee Agent of the Series A Preferred Stock is the beneficiary of this letter of credit which expires on December 31, 2000. The remaining $166 of outstanding letters of credit were required by municipalities for development purposes. They expire between February 28, 2000 and January 31, 2001.

20.   SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 2000 through March 17, 2000, the Consolidated Operating Partnership acquired or completed development of nine industrial properties and one land parcel for a total estimated investment of approximately $23,877. The Consolidated Operating Partnership also sold six industrial properties and one land parcel for approximately $17,457 of gross proceeds.

         In March 2000, the Operating Partnership declared a first quarter distribution of $.62 per unit which is payable on April 17, 2000. The Operating Partnership also declared a first quarter distribution of $54.688 per unit, $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, which is payable on March 31, 2000.

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company will make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. Stock repurchases will be funded from internally generated funds of the Consolidated Operating Partnership.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

21.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  YEAR ENDED DECEMBER 31, 1999
                                                               --------------------------------------------------------------------
                                                                   FIRST            SECOND             THIRD            FOURTH
                                                                  QUARTER           QUARTER           QUARTER           QUARTER
                                                               --------------    --------------    --------------    --------------
Total Revenues..............................................   $       80,958    $       79,089    $       78,863    $       75,455
Equity In Income (Loss) of Other Real Estate Partnerships...            6,408             6,521            22,748            10,037
Equity In Income of Joint Ventures..........................              126               120               126               (70)
Income from Operations......................................           26,458            26,586            44,073            28,956
Gain on Sales of Properties.................................            1,545             6,850             1,509             2,000
Net Income..................................................           28,003            33,436            45,582            30,956
Preferred Unit Distributions................................           (7,231)           (7,231)           (7,231)           (7,231)
                                                               --------------    --------------    --------------    --------------
Net Income Available to Unitholders.........................   $       20,772    $       26,205    $       38,351    $       23,725
                                                               ==============    ==============    ==============    ==============
Earnings Per Unit:
   Net Income Available to Unitholders per Weighted Average
   Unit Outstanding:
                 Basic......................................   $          .46    $          .58    $          .85    $          .52
                                                               ==============    ==============    ==============    ==============
                 Diluted....................................   $          .46    $          .58    $          .85    $          .52
                                                               ==============    ==============    ==============    ==============

                                                                                   YEAR ENDED DECEMBER 31, 1998
                                                               --------------------------------------------------------------------
                                                                   FIRST            SECOND             THIRD            FOURTH
                                                                  QUARTER           QUARTER           QUARTER           QUARTER
                                                               --------------    --------------    --------------    --------------
Total Revenues...............................................  $       63,078    $       73,260    $       77,158    $       79,890
Equity In Income of Other Real Estate Partnerships...........           8,757             5,289             7,443             6,094
Equity In Income of Joint Venture............................             ---               ---               ---                45
Disposition of Interest Rate Protection Agreement............             ---               ---               ---            (8,475)
Income from Operations.......................................          24,122            23,232            24,813            10,900
Gain on Sales of Properties..................................              43                50               599             2,239
Income Before Extraordinary Loss and Cumulative Effect of....          24,165            23,282            25,412            13,139
    Change in Accounting Principle...............
Cumulative Effect of Change in Accounting Principle..........             ---              (719)              ---               ---
Net Income...................................................          24,165            22,563            25,412            13,139
Preferred Unit Distributions.................................          (4,998)           (7,230)           (7,230)           (7,233)
                                                               --------------    --------------    --------------    --------------
Net Income Available to Unitholders..........................  $       19,167    $       15,333    $       18,182    $        5,906
                                                               ==============    ==============    ==============    ==============
Earnings Per Unit:
    Net Income Available to Unitholders Before
    Extraordinary Loss and Cumulative Effect of Change in
    Accounting Principle per Weighted Average Unit Outstanding:
                 Basic.......................................  $          .45    $          .36    $          .41    $          .13
                                                               ==============    ==============    ==============    ==============
                 Diluted.....................................  $          .45               .36               .41               .13
                                                               ==============    ==============    ==============    ==============
    Net Income Available to Unitholders per Weighted Average
   Unit Outstanding:
                 Basic.......................................  $          .45    $          .35    $          .35    $          .13
                                                               ==============    ==============    ==============    ==============
                 Diluted.....................................  $          .45    $          .35    $          .35    $          .13
                                                               ==============    ==============    ==============    ==============

                         OTHER REAL ESTATE PARTNERSHIPS
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                          PAGE
                                                                                                          ----

         FINANCIAL STATEMENTS

         Report of Independent Accountants.......................................................         F-30

         Combined Balance Sheets of the Other Real Estate Partnerships as of December 31, 1999
         and 1998................................................................................         F-31

         Combined Statements of Operations of the Other Real Estate Partnerships for the Years
         Ended December 31, 1999, 1998, and 1997.................................................         F-32

         Combined Statements of Changes in Partners' Capital of the Other Real Estate Partnerships
         for the Years Ended December 31, 1999, 1998, and 1997...................................         F-33

         Combined Statements of Cash Flows of the Other Real Estate Partnerships for the Years
         Ended December 31, 1999, 1998, and 1997.................................................         F-34

         Notes to Combined Financial Statements..................................................         F-35

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
the Other Real Estate Partnerships


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Other Real Estate Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









                                         PricewaterhouseCoopers LLP




Chicago, Illinois
February 14, 2000

                         OTHER REAL ESTATE PARTNERSHIPS
                            COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           December 31,        December 31,
                                                                               1999                1998
                                                                         ----------------    -----------------
                                                        ASSETS
        Assets:
           Investment in Real Estate:
              Land....................................................   $       72,789      $       83,102
              Buildings and Improvements..............................          355,565             342,888
              Furniture, Fixtures and Equipment.......................               84                  84
              Construction in Progress................................           37,695              23,494
              Less: Accumulated Depreciation.........................           (32,163)            (30,451)
                                                                         ----------------    -----------------
                      Net Investment in Real Estate...................          433,970             419,117

           Cash and Cash Equivalents..................................            2,528               6,351
           Restricted Cash............................................            1,425               3,285
           Tenant Accounts Receivable, Net............................              938                 227
           Deferred Rent Receivable...................................            3,360               3,369
           Deferred Financing Costs, Net..............................            1,676               1,748
           Prepaid Expenses and Other Assets, Net.....................           28,564              26,218
                                                                         ----------------    -----------------
                      Total Assets....................................   $      472,461      $      460,315
                                                                         ================    =================

                                          LIABILITIES AND PARTNERS' CAPITAL
        Liabilities:
           Mortgage Loans Payable.....................................   $       41,891      $       42,422
           Accounts Payable and Accrued Expenses......................           32,935               3,672
           Rents Received in Advance and Security Deposits............            2,685               2,229
                                                                         ----------------    -----------------
                      Total Liabilities...............................           77,511              48,323
                                                                         ----------------    -----------------
        Commitments and Contingencies.................................              ---                 ---
        Partners' Capital                                                       394,950             411,992
                                                                         ----------------    -----------------
                        Total Liabilities and Partners' Capital.......   $      472,461      $      460,315
                                                                         ================    =================









    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                            Year Ended           Year Ended           Year Ended
                                                                           December 31,         December 31,         December 31,
                                                                               1999                 1998                 1997
                                                                        ------------------    ----------------     -----------------
   Revenues:
      Rental Income..............................................       $          46,219     $         44,499     $         87,184
      Tenant Recoveries and Other Income.........................                  13,458               11,722               24,436
      Interest Income-Defeasance.................................                     ---                  ---               12,786
                                                                        -----------------     ----------------     -----------------
                Total Revenues...................................                  59,677               56,221              124,406
                                                                        -----------------     ----------------     -----------------
   Expenses:
      Real Estate Taxes..........................................                   6,983                6,779               17,684
      Repairs and Maintenance....................................                   1,835                1,460                4,506
      Property Management........................................                   1,862                2,095                4,045
      Utilities..................................................                   2,331                1,810                3,078
      Insurance..................................................                     142                  140                  319
      Other......................................................                     532                  721                  937
      General and Administrative.................................                     167                  ---                  ---
      Interest...................................................                   3,070                2,971               24,760
      Amortization of Interest Rate Protection Agreements and
         Deferred Financing Costs................................                      67                   65                2,443
      Depreciation and Other Amortization........................                  10,485                9,597               23,310
      Abandoned Pursuit Costs Charge.............................                     ---                  360                  ---
                                                                        -----------------     ----------------     -----------------
                 Total Expenses..................................                  27,474               25,998               81,082
                                                                        -----------------     ----------------     -----------------

   Income From Operations Before Disposition of Interest Rate
      Protection Agreements......................................                  32,203               30,223               43,324
   Disposition of Interest Rate Protection Agreements............                     ---                  ---               (2,608)
                                                                        -----------------     ----------------     -----------------
   Income from Operations........................................                  32,203               30,223               40,716
   Gain on Sales of Properties...................................                  17,893                2,417                4,275
                                                                        -----------------     ----------------     -----------------
   Income Before Extraordinary Loss and Cumulative Effect of
      Change in Accounting Principle.............................                  50,096               32,640               44,991
   Extraordinary Loss............................................                     ---                  ---               (9,458)
   Cumulative Effect of Change in Accounting Principle...........                     ---                 (858)                 ---
                                                                        -----------------     ----------------     -----------------
   Net Income....................................................       $          50,096     $         31,782     $         35,533
                                                                        ==================    ================     =================






    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                              Total
                                                          ---------------

Balance at December 31, 1996....................           $   302,457
    Contributions...............................               419,104
    Distributions...............................               (69,759)
    Net Income..................................                35,533
                                                          ---------------
Balance at December 31, 1997....................               687,335
                                                          ---------------
    Contributions...............................               115,781
    Distributions...............................              (422,906)
    Net Income..................................                31,782
                                                          ---------------
Balance at December 31, 1998....................               411,992
                                                          ---------------
    Contributions...............................               120,679
    Distributions...............................              (187,817)
    Net Income..................................                50,096
                                                          ---------------
Balance at December 31, 1999....................           $   394,950
                                                          ===============









    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    Year Ended             Year Ended              Year Ended
                                                                 December 31, 1999     December 31, 1998        December 31, 1997
                                                                 ------------------   ---------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income....................................................   $           50,096   $              31,782     $           35,533
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
   Depreciation...............................................                9,714                   8,676                 20,626
      Amortization of Interest Rate Protection Agreements
        and Deferred Financing Costs..........................                   67                      65                  2,443
   Other Amortization.........................................                  768                     919                  2,684
   Disposition of Interest Rate Protection Agreements.........                  ---                     ---                  2,608
      Gain on Sales of Real Estate............................              (17,893)                 (2,417)                (4,275)
   Extraordinary Loss.........................................                  ---                     ---                  9,458
   Cumulative Effect of Change in Accounting Principle........                  ---                     858                    ---
   (Recovery of) Provision for Bad Debts......................                   (8)                    (99)                    71
    Decrease (Increase) in Tenant Accounts Receivable
      and Prepaid Expenses and Other Assets...................                  870                  (8,372)                (4,776)
   Increase in Deferred Rent Receivable.......................                 (552)                   (680)                  (725)
   Increase (Decrease) in Accounts Payable and
      Accrued Expenses and Rents Received in Advance
      and Security Deposits...................................               25,856                  (2,440)                 2,460
   Organization Costs.........................................                  ---                      (3)                  (155)
   Decrease in Restricted Cash................................                1,515                   3,507                  2,035
                                                                 ------------------   ---------------------     ------------------
      Net Cash Provided by Operating Activities...............               70,433                  31,796                 67,987
                                                                 ------------------   ---------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real Estate....              (79,104)               (132,229)              (113,469)
    Net Proceeds from Sales of Investment in Real Estate......               82,088                  22,200                 17,815
    Funding of Mortgage Loans Receivable......................                 (332)                    ---                (13,958)
    Repayment of Mortgage Loans Receivable....................                  699                     288                    157
    Decrease in Restricted Cash...............................                  346                     268                  2,742
                                                                 ------------------   ---------------------     ------------------
         Net Cash Provided by (Used in) Investing Activities..                3,697                (109,473)              (106,713)
                                                                 ------------------   ---------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions.............................................              110,356                 115,781                419,104
    Distributions.............................................             (187,817)                (35,259)               (69,759)
    Repayments on Mortgage Loans Payable......................                 (492)               (300,424)                (6,504)
    Decrease (Increase) in Restricted Cash....................                  ---                 306,000               (306,000)
    Purchase of U.S. Government Securities....................                  ---                     ---               (300,000)
    Proceeds from Maturity of U.S. Government Securities......                  ---                     ---                300,000
    Purchase of Interest Rate Protection Agreements...........                  ---                     ---                   (150)
    Proceeds from Sale of Interest Rate Protection............                  ---                     ---                  3,510
    Debt Issuance Costs.......................................                  ---                  (6,042)                  (817)
                                                                 ------------------   ---------------------     ------------------
         Net Cash (Used in) Provided by Financing Activities..              (77,953)                 80,056                 39,384
                                                                 ------------------   ---------------------     ------------------
    Net (Decrease) Increase in Cash and Cash Equivalents......               (3,823)                  2,379                    658
    Cash and Cash Equivalents, Beginning of Period............                6,351                   3,972                  3,314
                                                                 ------------------   ---------------------     ------------------
    Cash and Cash Equivalents, End of Period..................   $            2,528   $               6,351     $            3,972
                                                                 ==================   =====================     ==================


    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.       ORGANIZATION AND FORMATION OF PARTNERSHIPS

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 83.9% ownership interest at December 31, 1999. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 16.1% interest in the Operating Partnership at December 31, 1999.

         The Operating Partnership owns at least a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania Partnership, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg Partnership, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships").

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The general partner of the Securities Partnership, First Industrial Securities Corporation, also owns a preferred limited partnership interest in the Securities Partnership which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5% $.01 par value Series A Cumulative Preferred Stock.

         On a combined basis, as of December 31, 1999, the Other Real Estate partnerships owned 99 in-service industrial properties, containing an aggregate of approximately 12.2 million square feet of GLA. Of the 99 industrial properties owned by the Other Real Estate Partnerships at December 31, 1999, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, 20 are held by the Securities Partnership, 19 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.     BASIS OF PRESENTATION

         The combined financial statements of the Other Real Estate Partnerships at December 31, 1999 and 1998 and for each of the three years ended December 31, 1999 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1999 and 1998, and the reported amounts of revenues and expenses for the years ended December 31, 1999, 1998 and 1997. Actual results could differ from those estimates.

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

         Real estate assets are carried at cost. The Other Real Estate Partnerships review their properties on a quarterly basis for impairment and provide a provision if impairments are determined. First, to determine if impairment may exist, the Other Real Estate Partnerships review their properties and identify those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Other Real Estate Partnerships estimate the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Other Real Estate Partnerships cease to depreciate the properties and values the properties at the lower of depreciated cost or fair value.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                     Years
                                                                     -----

         Buildings and Improvements................................  31.5 to 40
         Land Improvements.........................................  15
         Furniture, Fixtures and Equipment.........................  5 to 10

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

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $249 and $182 at December 31, 1999 and 1998, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 9).

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

         The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $343 and $351 as of December 31, 1999 and December 31, 1998, respectively.

Gain on Sales of Properties
         Gain on sale of properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Other Real Estate Partnerships with the properties sold are met. Gains relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Other Real Estate Partnerships after completion of each sale are included in the determination of the gains on sales.

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

Fair Value of Financial Instruments

         The Other Real Estate Partnerships' financial instruments include short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of the short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 4 for the fair values of the mortgage loans payable.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Derivative Financial Instruments

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


Segment Reporting

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Other Real Estate Partnerships as a single segment.

Reclassification

         Certain 1998 and 1997 items have been reclassified to conform to the 1999 presentation.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   MORTGAGE LOANS, CONTINUED

         On December 29, 1995, the Other Real Estate Partnerships, through the Mortgage Partnership, entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In the first quarter of 1996, the Other Real Estate Partnerships made a one time paydown of $200 on the 1995 Mortgage Loan which decreased the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 23 properties held by the Other Real Estate Partnerships. The 1995 Mortgage Loan may be prepaid after January 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payment of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1999 and 1998, these reserves totaled $1,425 and $3,285, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1999. The maturity of these investments is one day; accordingly, cost approximates fair market value.

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


         The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:

                                      OUTSTANDING  BALANCE AT        ACCRUED INTEREST PAYABLE AT      INTEREST RATE AT
                                   -----------------------------     ----------------------------     ----------------
                                    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      MATURITY
                                       1999              1998            1999            1998               1999            DATE
                                   ------------      -----------     ------------    ------------     ---------------    ----------
MORTGAGE LOANS PAYABLE
1995 Mortgage Loan.......          $    39,099       $   39,567       $       165     $      167                7.22%      1/11/26
Acquisition Mortgage Loan V              2,793   (1)      2,855  (1)           --             19                9.01%      9/01/06
                                   ------------      -----------      ------------    -----------
Total....................          $    41,892       $   42,422       $       165     $      186
                                   ============      ===========      ============    ===========

(1) At December 31, 1999 and 1998, the Acquisition Mortgage Loan V is net of unamortized premiums of $258 and $297, respectively.


Fair Value:

         At December 31, 1999 and 1998, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:

                                                      December 31, 1999                    December 31, 1998
                                             ----------------------------------      ------------------------------
                                                 Carrying              Fair            Carrying           Fair
                                                  Amount              Value             Amount           Value
                                             ----------------     -------------      ------------    --------------
              Mortgage Loans Payable.....    $         41,892     $      40,000      $     42,422    $       42,921
                                             ----------------     -------------      ------------    --------------
              Total......................    $         41,892     $      40,000      $     42,422    $       42,921
                                             ================     =============      ============    ==============

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS, CONTINUED


         The following is a schedule of maturities of the mortgage loans for the next five years ending December 31, and thereafter:

                                                               Amount
                                                         -----------------
                    2000..................               $            518
                    2001..................                            567
                    2002..................                            610
                    2003..................                            657
                    2004..................                            700
                    Thereafter............                         38,582
                                                         -----------------
                    Total.................               $         41,634
                                                         =================

5. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 1999, the Other Real Estate Partnerships acquired four in-service industrial properties and two industrial properties under redevelopment comprising, in the aggregate, approximately 1.5 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $51,018 and completed the development of three properties comprising approximately .7 million square feet (unaudited) of GLA at a cost of approximately $21,726.

         In 1998, the Other Real Estate Partnerships acquired 27 properties comprising approximately 1.4 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $83,059 and completed the development of five properties and two expansions comprising approximately
1.6 million square feet (unaudited) of GLA at a cost of approximately $48,676.

         In 1997, the Other Real Estate Partnerships acquired nine properties comprising approximately 1.9 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $53,224 and completed the development of two properties and two expansions comprising approximately .5 million square feet (unaudited) of GLA at a cost of approximately $12,238.



6. SALES OF REAL ESTATE

         In 1999, the Other Real Estate Partnerships sold 13 in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $90,818. The gain on sales totaled approximately $17,893.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


9.  EXTRAORDINARY ITEMS

         In 1997, the Other Real Estate Partnerships, through the Harrisburg Partnership, terminated the Harrisburg Mortgage Loan before its contractual maturity date. Also, the Other Real Estate Partnerships entered into a commitment to pay down and retire the 1994 Defeased Mortgage Loan on January 2, 1998. As a result of the early retirement of the Harrisburg Mortgage Loan and the commitment for early retirement of the 1994 Defeased Mortgage Loan, the Other Real Estate Partnerships recorded an extraordinary loss of $9,458 comprised of prepayment fees, the write-off of unamortized deferred financing fees, legal costs and other expenses.

10. FUTURE RENTAL REVENUES


         The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1998 are approximately as follows:

                             2000           $         53,389
                             2001                     44,912
                             2002                     38,513
                             2003                     32,753
                             2004                     24,792
                             Thereafter               77,879
                                            ----------------
                                Total       $        272,238
                                            ================

11. RELATED PARTY TRANSACTIONS

         The Other Real Estate Partnerships often obtain title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Other Real Estate Partnerships utilize real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company's officers/Directors is an employee.

         On November 19, 1997, one of the Other Real Estate Partnerships exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot (unaudited) bulk warehouse property located in Indianapolis, Indiana for approximately $3,338. The property was purchased from a partnership in which one of the Company's former officers owned a 33.0% interest.

         On July 16, 1998, the Other Real Estate Partnerships acquired an industrial property from a real estate firm of which an officer of the Company owned a 25% interest for a purchase price of approximately $3,248, excluding costs incurred in connection with the acquisition of the property.

         On September 15, 1999, the Other Real Estate Partnerships sold nine industrial properties to an entity whose Chairman of the Board of Directors is also Chairman of the Board of Directors of the Company. The gross proceeds from the sales of these nine industrial properties approximated $39,475 and the gain on sales approximated $14,552.


12. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                        Year Ended         Year Ended          Year Ended
                                     December 31, 1999  December 31, 1998   December 31, 1997
                                     -----------------  -----------------   -----------------

     Interest paid..................  $        3,091    $        4,784       $         24,718
                                      ==============    ===============      ================

     In conjunction with the property acquisitions, the following assets and liabilities were assumed:

     Purchase of real estate........  $       27,709    $       74,697       $         45,292
     Accounts payable and accrued
        Expenses....................             (68)             (830)                  (350)
     Mortgage loans.................             ---            (2,378)                   ---
                                      --------------    ---------------      ----------------
     Acquisition of real estate.....  $       27,641    $       71,489       $         44,942
                                      ==============    ===============      ================

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS, continued

IN CONJUNCTION WITH THE CONTRIBUTION OF 173 PROPERTIES FROM THE
FINANCING PARTNERSHIP TO THE OPERATING PARTNERSHIP ON
JANUARY 2, 1998, THE FOLLOWING ASSETS AND LIABILITIES WERE CONTRIBUTED:


                                                            Year Ended
                                                         December 31, 1998
                                                         -----------------
   Investment in real estate ....................        $        382,190
   Tenant accounts receivable ...................                   3,017
   Deferred rent receivable .....................                   4,689
   Other assets .................................                   6,209
   Accounts payable and accrued expenses ........                  (5,920)
   Rents received in advance and security
     deposits ...................................                  (2,538)
                                                         ----------------
   Investments in other real estate
     partnerships ...............................        $        387,647
                                                         ================


IN CONJUNCTION WITH THE DISTRIBUTION OF THREE PROPERTIES
FROM THE OPERATING PARTNERSHIP TO THE SECURITIES
PARTNERSHIP DURING 1999, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED:

                                                            Year Ended
                                                         December 31, 1999
                                                         -----------------
  Investment in real estate, net ................        $         10,387
  Tenant accounts receivable ....................                     (21)
  Deferred rent receivable ......................                      40
  Other assets, net .............................                      17
  Accounts payable and accrued expenses .........                    (100)
                                                         ----------------
  Investment in other real estate partnerships ..        $         10,323
                                                         ================

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

         Eleven properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of any tenant purchase option.

         The Other Real Estate Partnerships have committed to the construction of 13 development projects totaling approximately 1.8 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $74,701 (unaudited). These developments are expected to be funded with capital contributions from the Operating Partnership.


14.  SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 2000 through March 17, 2000, the Other Real Estate Partnerships acquired or completed development of two industrial properties and two land parcels for a total estimated investment of approximately $11,265. The Other Real Estate Partnerships also sold one industrial property and one land parcel for approximately $25,286 of gross proceeds.

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








                                          PricewaterhouseCoopers LLP





Chicago, Illinois
February 14, 2000

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                                               COSTS
                                                                                       (b)                  CAPITALIZED
                                                                                    INITIAL COST            SUBSEQUENT TO
                                             LOCATION               (a)        ---------------------        ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES    LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------   ------     -----------       -------------
 ATLANTA
 -------
 1650 GA Highway 155                        Atlanta, GA                             788          4,544                 243
 14101 Industrial Park Boulevard            Atlanta, GA                             285          1,658                 525
 801-804 Blacklawn Road                     Atlanta, GA                             361          2,095                 209
 1665 Dogwood Drive                         Atlanta, GA                             635          3,662                  32
 1715 Dogwood Drive                         Atlanta, GA                             288          1,675                 102
 11235 Harland Drive                        Atlanta, GA                             125            739                  39
 700 Westlake Parkway                       Atlanta, GA                             213          1,551                 610
 800 Westlake Parkway                       Atlanta, GA                             450          2,645                 495
 4050 Southmeadow Parkway                   Atlanta, GA                             401          2,813                 165
 4051 Southmeadow Parkway                   Atlanta, GA                             697          3,486                 852
 4071 Southmeadow Parkway                   Atlanta, GA                             750          4,460                 724
 4081 Southmeadow Parkway                   Atlanta, GA                           1,012          5,450                 624
 1875 Rockdale Industrial Blvd.             Atlanta, GA                             386          2,264                 202
 3312 N. Berkeley Lake Road                 Duluth, GA                            2,937         16,644               1,222
 370 Great Southwest Parkway (l)            Atlanta, GA                             527          2,984                 357
 3495 Bankhead Highway (l)                  Atlanta, GA                             983          5,568                 468
 955 Cobb Place                            Kennesaw, GA                             780          4,420                 170
 6105 Boatrock Blvd                         Atlanta, GA                              89            504                  30
 1640 Sands Place                          Marietta, GA                             162            920                  39
 7000 Highland Parkway                      Smyrna, GA                              761          4,213                  59
 2084 Lake Industrial Court                 Conyers, GA                             662              -               4,601
 1003 Sigman Road                           Conyers, GA                             499          2,761                  91

 BALTIMORE
 ---------
 3431 Benson                               Baltimore, MD                            553          3,062                  98
 1801 Portal                               Baltimore, MD                            251          1,387                 150
 1811 Portal                               Baltimore, MD                            327          1,811                 195
 1831 Portal                               Baltimore, MD                            268          1,486                 395
 1821 Portal                               Baltimore, MD                            430          2,380                 680
 1820 Portal                               Baltimore, MD            (i)             884          4,891                 152
 4845 Governers Way                        Frederick, MD                            810          4,487                 113
 8900 Yellow Brick Road                    Baltimore, MD                            447          2,473                 228
 7476 New Ridge                             Hanover, MD                             394          2,182                 104
 8779 Greenwood Place                       Savage, MD                              704          3,896                 166

 BATON ROUGE
 -----------
 11200 Industriplex Blvd.                 Baton Rouge, LA                           463          2,624                  88
 11441 Industriplex Blvd.                 Baton Rouge, LA                           331          1,874                 222
 11301 Industriplex Blvd.                 Baton Rouge, LA                           265          1,499                  70
 6565 Exchequer Drive                     Baton Rouge, LA                           461          2,614                 101

 CHICAGO
 -------
 2300 Hammond Drive                       Schaumburg, IL                            442          1,241               1,036
 6500 North Lincoln Avenue                Lincolnwood, IL                           613          1,336               1,826
 3600 West Pratt Avenue                   Lincolnwood, IL                         1,050          5,767                 482
 917 North Shore Drive                    Lake Bluff, IL                            556          3,212                  45
 6750 South Sayre Avenue                 Bedford Park, IL                           224          1,309                  76
 585 Slawin Court                       Mount Prospect, IL                          611          3,505                   1
 2300 Windsor Court                         Addison, IL                             688          3,943                 385
 3505 Thayer Court                          Aurora, IL                              430          2,472                  17
 3600 Thayer Court                          Aurora, IL                              636          3,645                 178
 736-776 Industrial Drive                  Elmhurst, IL                             349          1,994                 848
 305-311 Era Drive                        Northbrook, IL                            200          1,154                 146
 700-714 Landwehr Road                    Northbrook, IL                            357          2,052                 244
 4330 South Racine Avenue                   Chicago, IL                             448          1,893                 231
 13040 S. Crawford Ave.                      Alsip, IL                            1,073          6,193                  24


                                                  GROSS AMOUNT CARRIED
                                               AT CLOSE OF PERIOD 12/31/99
                                           -----------------------------------          ACCUMULATED
                                                      BUILDING AND                      DEPRECIATION     YEAR BUILT/   DEPRECIABLE
                                           LAND       IMPROVEMENTS       TOTAL           12/31/99         RENOVATED   LIVES (YEARS)
                                           ----       ------------       -----           --------         ---------   -------------
 ATLANTA
 -------
 1650 GA Highway 155                         788           4,787           5,575             758              1991          (s)
 14101 Industrial Park Boulevard             285           2,183           2,468             251              1984          (s)
 801-804 Blacklawn Road                      361           2,304           2,665             435              1982          (s)
 1665 Dogwood Drive                          635           3,694           4,329             511              1973          (s)
 1715 Dogwood Drive                          288           1,777           2,065             310              1973          (s)
 11235 Harland Drive                         125             778             903             117              1988          (s)
 700 Westlake Parkway                        223           2,151           2,374             365              1990          (s)
 800 Westlake Parkway                        479           3,111           3,590             481              1991          (s)
 4050 Southmeadow Parkway                    425           2,954           3,379             425              1991          (s)
 4051 Southmeadow Parkway                    726           4,309           5,035             656              1989          (s)
 4071 Southmeadow Parkway                    828           5,106           5,934             735              1991          (s)
 4081 Southmeadow Parkway                  1,157           5,929           7,086             850              1989          (s)
 1875 Rockdale Industrial Blvd.              386           2,466           2,852             317              1966          (s)
 3312 N. Berkeley Lake Road                3,053          17,750          20,803           1,699              1969          (s)
 370 Great Southwest Parkway (l)             546           3,322           3,868             321              1996          (s)
 3495 Bankhead Highway (l)                 1,021           5,998           7,019             464              1986          (s)
 955 Cobb Place                              804           4,566           5,370             266              1991          (s)
 6105 Boatrock Blvd                           91             532             623              27              1972          (s)
 1640 Sands Place                            166             955           1,121              54              1977          (s)
 7000 Highland Parkway                       691           4,342           5,033             209              1998          (s)
 2084 Lake Industrial Court                  803           4,460           5,263               -              1998          (s)
 1003 Sigman Road                            506           2,845           3,351              12              1996          (s)

 BALTIMORE
 ---------
 3431 Benson                                 562           3,151           3,713             137              1988          (s)
 1801 Portal                                 271           1,517           1,788              66              1987          (s)
 1811 Portal                                 354           1,979           2,333              86              1987          (s)
 1831 Portal                                 290           1,859           2,149              73              1990          (s)
 1821 Portal                                 467           3,023           3,490             145              1986          (s)
 1820 Portal                                 899           5,028           5,927             220              1982          (s)
 4845 Governers Way                          824           4,586           5,410             200              1988          (s)
 8900 Yellow Brick Road                      475           2,673           3,148             118              1982          (s)
 7476 New Ridge                              401           2,279           2,680              98              1987          (s)
 8779 Greenwood Place                        727           4,039           4,766              34              1978          (s)

 BATON ROUGE
 -----------
 11200 Industriplex Blvd.                    475           2,700           3,175             136              1986          (s)
 11441 Industriplex Blvd.                    340           2,087           2,427             152              1987          (s)
 11301 Industriplex Blvd.                    273           1,561           1,834              82              1985          (s)
 6565 Exchequer Drive                        473           2,703           3,176             140              1986          (s)

 CHICAGO
 -------
 2300 Hammond Drive                          444           2,275           2,719           1,335              1970          (s)
 6500 North Lincoln Avenue                   625           3,150           3,775           1,324            1965/88         (s)
 3600 West Pratt Avenue                    1,050           6,249           7,299             916            1953/88         (s)
 917 North Shore Drive                       556           3,257           3,813             470              1974          (s)
 6750 South Sayre Avenue                     224           1,385           1,609             199              1975          (s)
 585 Slawin Court                            611           3,506           4,117             482              1992          (s)
 2300 Windsor Court                          696           4,320           5,016             792              1986          (s)
 3505 Thayer Court                           430           2,489           2,919             350              1989          (s)
 3600 Thayer Court                           636           3,823           4,459             583              1989          (s)
 736-776 Industrial Drive                    349           2,842           3,191             463              1975          (s)
 305-311 Era Drive                           205           1,295           1,500             200              1978          (s)
 700-714 Landwehr Road                       357           2,296           2,653             333              1978          (s)
 4330 South Racine Avenue                    468           2,104           2,572           1,346              1978          (s)
 13040 S. Crawford Ave.                    1,073           6,217           7,290             828              1976          (s)


                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------

12241 Melrose Street                     Franklin Park, IL                          332          1,931               1,085
12301-12325 S Laramie Ave                    Alsip, IL                              650          3,692                 387
6300 W. Howard                               Niles, IL                              743          4,208                 329
301 Hintz                                  Wheeling, IL                             160            905                  71
301 Alice                                  Wheeling, IL                             218          1,236                  58
410 W 169th Street                       South Holland, IL                          462          2,618                 163
1001 Commerce Court                      Buffalo Grove, IL                          615          3,485                 146
11939 S Central Avenue                       Alsip, IL                            1,208          6,843                 177
405 East Shawmut                           La Grange, IL                            368          2,083                 104
1010-50 Sesame Street                     Bensenville, IL           (f)             979          5,546                 240
5555 West 70th Place                     Bedford Park, IL                           146            829                  89
3200-3250 South St. Louis (l)               Chicago, IL                             110            625               1,007
3110-3130 South St. Louis                   Chicago, IL                             115            650                  71
7301 South Hamlin                           Chicago, IL                             149            846                 340
7401 South Pulaski                          Chicago, IL                             664          3,763                 704
3900 West 74th Street                       Chicago, IL                             137            778                 306
7501 S. Pulaski                             Chicago, IL                             360          2,038                 299
396 Fenton Lane                          West Chicago, IL                           202          1,143                  70
400 Wegner Drive                         West Chicago, IL                            65            367                  57
450 Fenton Lane                          West Chicago, IL                           195          1,106                  64
385 Fenton Lane                          West Chicago, IL                           868          4,918                 106
335 Crossroad Parkway                     Bolingbrook, IL                         1,560          8,840                 759
10435 Seymour Avenue                     Franklin Park, IL                          181          1,024                  83
905 Paramount                               Batavia, IL                             243          1,375                 308
1005 Paramount                              Batavia, IL                             282          1,600                 303
34-45 Lake Street                          Northlake, IL                            440          2,491                 216
2120-24 Roberts                            Broadview, IL                            220          1,248                 159
4309 South Morgan Street                    Chicago, IL                             750          4,150                 222
405-17 University Drive                 Arlington Hgts, IL                          265          1,468                 110

CINCINNATI
----------
9900-9970 Princeton                       Cincinnati, OH            (c)             545          3,088                 982
2940 Highland Avenue                      Cincinnati, OH            (c)           1,717          9,730                 966
4700-4750 Creek Road                      Cincinnati, OH            (c)           1,080          6,118                 390
4860 Duff Drive                           Cincinnati, OH                             67            378                  37
4866 Duff Drive                           Cincinnati, OH                             67            379                  14
4884 Duff Drive                           Cincinnati, OH                            104            591                  70
4890 Duff Drive                           Cincinnati, OH                            104            592                  27
9636-9643 Interocean Drive                Cincinnati, OH                            123            695                 108
12072 Best Place                          Springboro, OH                            426              -               3,320
901 Pleasant Valley Drive                 Springboro, OH                            304          1,721                 284
4440 Mulhauser Road                       Cincinnati, OH                          1,067             39               9,118



CLEVELAND
---------
6675 Parkland Blvd                         Cleveland, OH                            548          3,103                 173
21510-21600 Alexander Road (m)              Oakwood, OH                             509          2,883                 171
5405 & 5505 Valley Belt Road (l)         Independence, OH                           371          2,101                 201
10145 Philipp Parkway                     Streetsboro, OH                           334          1,891                  59
4410 Hamann                               Willoughby, OH                            138            782                  82

COLUMBUS
--------
6911 Americana Parkway                     Columbus, OH                             314          1,777                 144
3800 Lockbourne Industrial Parkway         Columbus, OH                           1,087          6,162                 220
3880 Groveport Road                        Columbus, OH                           2,145         12,154                 460
1819 North Walcutt Road                    Columbus, OH                             810          4,590                 226
4300 Cemetery Road                         Hilliard, OH                           1,103          6,248                 215
4115 Leap Road (l)                         Hilliard, OH                             758          4,297                 104
3300 Lockbourne                            Columbus, OH                             708          3,920                  87

DALLAS
------
1275-1281 Roundtable Drive                  Dallas, TX                              148            839                (111)
2406-2416 Walnut Ridge                      Dallas, TX                              178          1,006                  44
12750 Perimeter Drive                       Dallas, TX                              638          3,618                 185



                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION     YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99         RENOVATED   LIVES (YEARS)
                                            ----       ------------       -----           --------         ---------   ------------
12241 Melrose Street                         469              2,879        3,348              398              1969          (s)
12301-12325 S Laramie Ave                    659              4,070        4,729              413              1975          (s)
6300 W. Howard                               789              4,491        5,280              399           1956/1964        (s)
301 Hintz                                    167                969        1,136               96              1960          (s)
301 Alice                                    225              1,287        1,512              128              1965          (s)
410 W 169th Street                           476              2,767        3,243              264              1974          (s)
1001 Commerce Court                          629              3,617        4,246              262              1989          (s)
11939 S Central Avenue                     1,229              6,999        8,228              471              1972          (s)
405 East Shawmut                             379              2,176        2,555              140              1965          (s)
1010-50 Sesame Street                      1,003              5,762        6,765              322              1976          (s)
5555 West 70th Place                         157                907        1,064               50              1973          (s)
3200-3250 South St. Louis (l)                116              1,626        1,742              175              1968          (s)
3110-3130 South St. Louis                    120                716          836               40              1968          (s)
7301 South Hamlin                            154              1,181        1,335               64              1975          (s)
7401 South Pulaski                           685              4,446        5,131              259              1975          (s)
3900 West 74th Street                        142              1,079        1,221               72              1975          (s)
7501 S. Pulaski                              326              2,371        2,697              132              1975          (s)
396 Fenton Lane                              205              1,210        1,415               62              1987          (s)
400 Wegner Drive                              67                422          489               25              1988          (s)
450 Fenton Lane                              198              1,167        1,365               58              1990          (s)
385 Fenton Lane                              878              5,014        5,892              250              1990          (s)
335 Crossroad Parkway                      1,587              9,572       11,159              467              1996          (s)
10435 Seymour Avenue                         189              1,099        1,288               54              1967          (s)
905 Paramount                                250              1,676        1,926               76              1977          (s)
1005 Paramount                               291              1,894        2,185               88              1978          (s)
34-45 Lake Street                            452              2,695        3,147              129              1978          (s)
2120-24 Roberts                              227              1,400        1,627               72              1960          (s)
4309 South Morgan Street                     778              4,344        5,122              198              1975          (s)
405-17 University Drive                      266              1,577        1,843               63              1977          (s)

CINCINNATI
----------
9900-9970 Princeton                          566              4,049        4,615              402              1970          (s)
2940 Highland Avenue                       1,772             10,641       12,413            1,095           1969/1974        (s)
4700-4750 Creek Road                       1,109              6,479        7,588              613              1960          (s)
4860 Duff Drive                               68                414          482               31              1979          (s)
4866 Duff Drive                               68                392          460               30              1979          (s)
4884 Duff Drive                              107                658          765               50              1979          (s)
4890 Duff Drive                              107                616          723               50              1979          (s)
9636-9643 Interocean Drive                   125                801          926               80              1983          (s)
12072 Best Place                             443              3,303        3,746              175              1984          (s)
901 Pleasant Valley Drive                    313              1,996        2,309              103              1984          (s)
4440 Mulhauser Road                        1,113              9,111       10,224              100              1999          (s)



CLEVELAND
---------
6675 Parkland Blvd                           571              3,253        3,824              264              1991          (s)
21510-21600 Alexander Road (m)               526              3,037        3,563              178              1985          (s)
5405 & 5505 Valley Belt Road (l)             385              2,288        2,673              143              1983          (s)
10145 Philipp Parkway                        342              1,942        2,284              109              1994          (s)
4410 Hamann                                  154                848        1,002               47              1975          (s)

COLUMBUS
--------
6911 Americana Parkway                       321              1,914        2,235              192              1980          (s)
3800 Lockbourne Industrial Parkway         1,109              6,360        7,469              544              1986          (s)
3880 Groveport Road                        2,165             12,594       14,759            1,119              1986          (s)
1819 North Walcutt Road                      831              4,795        5,626              329              1973          (s)
4300 Cemetery Road                         1,160              6,406        7,566              332              1968          (s)
4115 Leap Road (l)                           772              4,387        5,159              192              1977          (s)
3300 Lockbourne                              709              4,006        4,715              174              1964          (s)

DALLAS
------
1275-1281 Roundtable Drive                   117                759          876               45              1966          (s)
2406-2416 Walnut Ridge                       183              1,045        1,228               54              1978          (s)
12750 Perimeter Drive                        660              3,781        4,441              202              1979          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------

1324-1343 Roundtable Drive                  Dallas, TX                              178          1,006                 271
1405-1409 Avenue II East                 Grand Prairie, TX                          118            671                 (51)
2651-2677 Manana                            Dallas, TX                              266          1,510                  75
2401-2419 Walnut Ridge                      Dallas, TX                              148            839                  38
4248-4252 Simonton                       Farmers Ranch, TX                          888          5,032                 323
900-906 Great Southwest Pkwy               Arlington, TX                            237          1,342                 229
2179 Shiloh Road                            Garland, TX                             251          1,424                  47
2159 Shiloh Road                            Garland, TX                             108            610                  27
2701 Shiloh Road                            Garland, TX                             818          4,636                 768
12784 Perimeter Drive (m)                   Dallas, TX                              350          1,986                 341
3000 West Commerce                          Dallas, TX                              456          2,584                 126
3030 Hansboro                               Dallas, TX                              266          1,510                 146
5222 Cockrell Hill                          Dallas, TX                              296          1,677                  79
405-407 113th                              Arlington, TX                            181          1,026                  33
816 111th Street                           Arlington, TX                            251          1,421                  62
1017-25 Jacksboro Highway                 Fort Worth, TX                             97            537                  75
7341 Dogwwod Park                       Richland Hills, TX                           79            435                  40
7427 Dogwwod Park                       Richland Hills, TX                           96            532                  50
7348-54 Tower Street                    Richland Hills, TX                           88            489                  45
7370 Dogwwod Park                       Richland Hills, TX                           91            503                  44
7339-41 Tower Street                    Richland Hills, TX                           98            541                  46
7437-45 Tower Street                    Richland Hills, TX                          102            563                  48
7331-59 Airport Freeway                 Richland Hills, TX                          354          1,958                 151
7338-60 Dogwwod Park                    Richland Hills, TX                          106            587                  53
7450-70 Dogwwod Park                    Richland Hills, TX                          106            584                  51
7423-49 Airport Freeway                 Richland Hills, TX                          293          1,621                 161
7400 Whitehall Street                   Richland Hills, TX                          109            603                  51

DAYTON
------
6094-6104 Executive Blvd                    Dayton, OH                              181          1,025                  62
6202-6220 Executive Blvd                    Dayton, OH                              268          1,521                 116
6268-6294 Executive Blvd                    Dayton, OH                              255          1,444                 127
5749-5753 Executive Blvd                    Dayton, OH                               50            282                  85
6230-6266 Executive Blvd                    Dayton, OH                              271          1,534                 178
2200-2224 Sandridge Road                    Moriane, OH                             218          1,233                 113
8119-8137 Uehling Lane                      Dayton, OH                              103            572                  23

DENVER
------
7100 North Broadway - 1                     Denver, CO                              201          1,141                 223
7100 North Broadway - 2                     Denver, CO                              203          1,150                 196
7100 North Broadway - 3                     Denver, CO                              139            787                  66
7100 North Broadway - 5                     Denver, CO                              180          1,018                  71
7100 North Broadway - 6                     Denver, CO                              269          1,526                 110
20100 East 32nd Avenue Parkway              Aurora, CO                              333          1,888                 304
15700-15820 West 6th Avenue                 Golden, Co                              333          1,887                  59
15850-15884 West 6th Avenue                 Golden, Co                              201          1,139                  30
5454 Washington                             Denver, CO                              154            873                  60
5801 West 6th Avenue                       Lakewood, CO                              72            409                   8
5805 West 6th Avenue                       Lakewood, CO                              97            549                  53
5815 West 6th Avenue                       Lakewood, CO                              99            560                  10
5825 West 6th Avenue                       Lakewood, CO                              99            559                  39
5835 West 6th Avenue                       Lakewood, CO                              97            552                  11
525 East 70th Street                        Denver, CO                               68            384                   8
565 East 70th Street                        Denver, CO                              169            960                  46
605 East 70th Street                        Denver, CO                              192          1,089                  64
625 East 70th Street                        Denver, CO                              136            768                  31
665 East 70th Street                        Denver, CO                              136            768                  35
700 West 48th Street                        Denver, CO                              302          1,711                  83
702 West 48th Street                        Denver, CO                              135            763                 101
800 East 73rd                               Denver, CO                              225          1,273                  61
850 East 73rd                               Denver, CO                              177          1,005                  50
6425 North Washington                       Denver, CO                              374          2,118                  98
3370 North Peoria Street                    Aurora, CO                              163            924                 152
3390 North Peoria Street                    Aurora, CO                              145            822                  37
3508-3538 North Peoria Street               Aurora, CO                              260          1,472                  63



                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99       RENOVATED     LIVES (YEARS)
                                            ----       ------------       -----           --------       ---------     -------
1324-1343 Roundtable Drive                   184           1,271           1,455              65            1972          (s)
1405-1409 Avenue II East                      98             640             738              38            1969          (s)
2651-2677 Manana                             275           1,576           1,851              83            1966          (s)
2401-2419 Walnut Ridge                       153             872           1,025              45            1978          (s)
4248-4252 Simonton                           920           5,323           6,243             273            1973          (s)
900-906 Great Southwest Pkwy                 270           1,538           1,808              73            1972          (s)
2179 Shiloh Road                             256           1,466           1,722              76            1982          (s)
2159 Shiloh Road                             110             635             745              33            1982          (s)
2701 Shiloh Road                             923           5,299           6,222             280            1981          (s)
12784 Perimeter Drive (m)                    396           2,281           2,677             112            1981          (s)
3000 West Commerce                           469           2,697           3,166             140            1980          (s)
3030 Hansboro                                276           1,646           1,922              84            1971          (s)
5222 Cockrell Hill                           306           1,746           2,052              91            1973          (s)
405-407 113th                                185           1,055           1,240              55            1969          (s)
816 111th Street                             258           1,476           1,734              77            1972          (s)
1017-25 Jacksboro Highway                    103             606             709              17            1970          (s)
7341 Dogwwod Park                             84             470             554              13            1973          (s)
7427 Dogwwod Park                            102             576             678              17            1973          (s)
7348-54 Tower Street                          94             528             622              15            1978          (s)
7370 Dogwwod Park                             96             542             638              16            1987          (s)
7339-41 Tower Street                         104             581             685              17            1980          (s)
7437-45 Tower Street                         108             605             713              17            1977          (s)
7331-59 Airport Freeway                      372           2,091           2,463              61            1987          (s)
7338-60 Dogwwod Park                         112             634             746              18            1978          (s)
7450-70 Dogwwod Park                         112             629             741              19            1985          (s)
7423-49 Airport Freeway                      308           1,767           2,075              50            1985          (s)
7400 Whitehall Street                        115             648             763              19            1994          (s)

DAYTON
------
6094-6104 Executive Blvd                     187           1,081           1,268              97            1975          (s)
6202-6220 Executive Blvd                     275           1,630           1,905             146            1976          (s)
6268-6294 Executive Blvd                     262           1,564           1,826             145            1989          (s)
5749-5753 Executive Blvd                      53             364             417              47            1975          (s)
6230-6266 Executive Blvd                     281           1,702           1,983             150            1979          (s)
2200-2224 Sandridge Road                     226           1,338           1,564              96            1983          (s)
8119-8137 Uehling Lane                       105             593             698              18            1978          (s)

DENVER
------
7100 North Broadway - 1                      215           1,350           1,565              93            1978          (s)
7100 North Broadway - 2                      204           1,345           1,549              81            1978          (s)
7100 North Broadway - 3                      140             852             992              57            1978          (s)
7100 North Broadway - 5                      178           1,091           1,269              91            1978          (s)
7100 North Broadway - 6                      271           1,634           1,905             112            1978          (s)
20100 East 32nd Avenue Parkway               336           2,189           2,525             236            1997          (s)
15700-15820 West 6th Avenue                  337           1,942           2,279             112            1978          (s)
15850-15884 West 6th Avenue                  206           1,164           1,370              67            1978          (s)
5454 Washington                              156             931           1,087              62            1985          (s)
5801 West 6th Avenue                          72             417             489              25            1980          (s)
5805 West 6th Avenue                          99             600             699              39            1980          (s)
5815 West 6th Avenue                          99             570             669              32            1980          (s)
5825 West 6th Avenue                          99             598             697              35            1980          (s)
5835 West 6th Avenue                          98             562             660              32            1980          (s)
525 East 70th Street                          69             391             460              22            1985          (s)
565 East 70th Street                         171           1,004           1,175              60            1985          (s)
605 East 70th Street                         194           1,151           1,345              69            1985          (s)
625 East 70th Street                         137             798             935              47            1985          (s)
665 East 70th Street                         137             802             939              48            1985          (s)
700 West 48th Street                         307           1,789           2,096             105            1984          (s)
702 West 48th Street                         139             860             999              72            1984          (s)
800 East 73rd                                223           1,336           1,559              77            1984          (s)
850 East 73rd                                177           1,055           1,232              59            1984          (s)
6425 North Washington                        383           2,207           2,590             112            1983          (s)
3370 North Peoria Street                     163           1,076           1,239              85            1978          (s)
3390 North Peoria Street                     147             857           1,004              51            1978          (s)
3508-3538 North Peoria Street                264           1,531           1,795              95            1978          (s)


                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ----------------------        ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
3568 North Peoria Street                    Aurora, CO                              222          1,260                66
4785 Elati                                  Denver, CO                              173            981                86
4770 Fox Street                             Denver, CO                              132            750                36
1550 W. Evans                               Denver, CO                              388          2,200               115
3751-71 Revere Street                       Denver, CO                              262          1,486                72
3871 Revere                                 Denver, CO                              361          2,047                58
5454 Havana Street                          Denver, CO                              204          1,156                25
5500 Havana Street                          Denver, CO                              167            946                20
4570 Ivy Street                             Denver, CO                              219          1,239               122
5855 Stapleton Drive North                  Denver, CO                              288          1,630                37
5885 Stapleton Drive North                  Denver, CO                              376          2,129                57
5200-5280 North Broadway                    Denver, CO                              169            960               97
5977-5995 North Broadway                    Denver, CO                              268          1,518                40
2952-5978 North Broadway                    Denver, CO                              414          2,346                79
6400 North Broadway                         Denver, CO                              318          1,804                73
875 Parfer Street                          Lakewood, CO                             288          1,633                82
4721 Ironton Street                         Denver, CO                              232          1,313                37
833 Parfer Street                          Lakewood, CO                             196          1,112                39
11005 West 8th Avenue                      Lakewood, CO                             102            580                23
7100 North Broadway - 7                     Denver, CO                              215          1,221               108
7100 North Broadway - 8                     Denver, CO                               79            448                55
6804 East 48th Avenue                       Denver, CO                              253          1,435                64
445 Bryant Street                           Denver, CO                            1,831         10,219               200
East 47th Drive - A                         Denver, CO                              474          2,689                83
7025 South Revere Parkway                   Denver, CO                              558          3,177               169
9500 West 49th Street - A                 Wheatridge, CO                            283          1,625                20
9500 West 49th Street - B                 Wheatridge, CO                            225          1,272                16
9500 West 49th Street - C                 Wheatridge, CO                            602          3,409                17
9500 West 49th Street - D                 Wheatridge, CO                            271          1,537               115
8100 South Park Way - A                    Littleton, CO                            442          2,507               238
8100 South Park Way - B                    Littleton, CO                            103            582               138
8100 South Park Way - C                    Littleton, CO                            568          3,219                62
451-591 East 124th Avenue                  Littleton, CO                            386          2,188                41
14100 East Jewell                           Aurora, CO                              395          2,240               135
14190 East Jewell                           Aurora, CO                              199          1,126               125
608 Garrison Street                        Lakewood, CO                             265          1,501               206
610 Garrison Street                        Lakewood, CO                             264          1,494               220
1111 West Evans (A&C)                       Denver, CO                              233          1,321                34
1111 West Evans (B)                         Denver, CO                               30            169                 3
15000 West 6th Avenue                       Golden, Co                              913          5,174               155
14998 West 6th Avenue Bldg E                Golden, Co                              565          3,199                81
14998 West 6th Avenue Bldg F               Englewood, CO                            269          1,525               150
12503 East Euclid Drive                     Denver, CO                            1,219          6,905               264
6547 South Racine Circle                    Denver, CO                              748          4,241               286
7800 East Iliff Avenue                      Denver, CO                              196          1,110                29
2369 South Trenton Way                      Denver, CO                              292          1,656                78
2370 South Trenton Way                      Denver, CO                              200          1,132               103
2422 S. Trenton Way                         Denver, CO                              241          1,364                83
2452 South Trenton Way                      Denver, CO                              421          2,386                64
651 Topeka Way                              Denver, CO                              194          1,099                24
680 Atchinson Way                           Denver, CO                              194          1,099                30
8122 South Park Lane - A                   Littleton, CO                            394          2,232               168
8122 South Park Lane - B                   Littleton, CO                            186          1,054                43
1600 South Abilene                          Aurora, CO                              465          2,633                75
1620 South Abilene                          Aurora, CO                              268          1,520               108
1640 South Abilene                          Aurora, CO                              368          2,085                76
13900 East Florida Ave                      Aurora, CO                              189          1,071                36
4301 South Federal Boulevard               Englewood, CO                            237          1,341                67
14401-14492 East 33rd Place                 Aurora, CO                              445          2,519               246
11701 East 53rd Avenue                      Denver, CO                              416          2,355                56
5401 Oswego Street                          Denver, CO                              273          1,547               101
3811 Joliet                                 Denver, CO                              735          4,166                92
2630 West 2nd Avenue                        Denver, CO                               53            299                 4
2650 West 2nd Avenue                        Denver, CO                              221          1,252                26
14818 West 6th Avenue Bldg A                Golden, Co                              494          2,799               259



                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/    DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL            12/31/99       RENOVATED    LIVES (YEARS)
                                            ----       ------------       -----            --------      -----------   -------------
3568 North Peoria Street                     225           1,323           1,548                91          1978          (s)
4785 Elati                                   175           1,065           1,240                60          1972          (s)
4770 Fox Street                              134             784             918                44          1972          (s)
1550 W. Evans                                393           2,310           2,703               130          1975          (s)
3751-71 Revere Street                        267           1,553           1,820                89          1980          (s)
3871 Revere                                  368           2,098           2,466               118          1980          (s)
5454 Havana Street                           207           1,178           1,385                66          1980          (s)
5500 Havana Street                           169             964           1,133                54          1980          (s)
4570 Ivy Street                              221           1,359           1,580                76          1985          (s)
5855 Stapleton Drive North                   290           1,665           1,955                96          1985          (s)
5885 Stapleton Drive North                   381           2,181           2,562               122          1985          (s)
5200-5280 North Broadway                    171           1,055           1,226                 64          1977          (s)
5977-5995 North Broadway                     271           1,555           1,826                90          1978          (s)
2952-5978 North Broadway                     422           2,417           2,839               136          1978          (s)
6400 North Broadway                          325           1,870           2,195               104          1982          (s)
875 Parfer Street                            293           1,710           2,003                94          1975          (s)
4721 Ironton Street                          236           1,346           1,582                75          1969          (s)
833 Parfer Street                            199           1,148           1,347                64          1974          (s)
11005 West 8th Avenue                        104             601             705                33          1974          (s)
7100 North Broadway - 7                      217           1,327           1,544                84          1985          (s)
7100 North Broadway - 8                       80             502             582                27          1985          (s)
6804 East 48th Avenue                        256           1,496           1,752                83          1973          (s)
445 Bryant Street                          1,829          10,421          12,250               436          1960          (s)
East 47th Drive - A                          441           2,805           3,246               201          1997          (s)
7025 South Revere Parkway                    565           3,339           3,904               268          1997          (s)
9500 West 49th Street - A                    286           1,642           1,928               132          1997          (s)
9500 West 49th Street - B                    226           1,287           1,513                76          1997          (s)
9500 West 49th Street - C                    600           3,428           4,028               206          1997          (s)
9500 West 49th Street - D                    246           1,677           1,923                98          1997          (s)
8100 South Park Way - A                      422           2,765           3,187               230          1997          (s)
8100 South Park Way - B                      104             719             823                88          1984          (s)
8100 South Park Way - C                      575           3,274           3,849               184          1984          (s)
451-591 East 124th Avenue                    391           2,224           2,615               125          1979          (s)
14100 East Jewell                            401           2,369           2,770               132          1980          (s)
14190 East Jewell                            201           1,249           1,450                68          1980          (s)
608 Garrison Street                          267           1,705           1,972                97          1984          (s)
610 Garrison Street                          265           1,713           1,978                92          1984          (s)
1111 West Evans (A&C)                        236           1,352           1,588                77          1986          (s)
1111 West Evans (B)                           30             172             202                10          1986          (s)
15000 West 6th Avenue                        917           5,325           6,242               311          1985          (s)
14998 West 6th Avenue Bldg E                 568           3,277           3,845               192          1995          (s)
14998 West 6th Avenue Bldg F                 271           1,673           1,944               107          1995          (s)
12503 East Euclid Drive                    1,229           7,159           8,388               401          1986          (s)
6547 South Racine Circle                     753           4,522           5,275               296          1996          (s)
7800 East Iliff Avenue                       198           1,137           1,335                67          1983          (s)
2369 South Trenton Way                       294           1,732           2,026                96          1983          (s)
2370 South Trenton Way                       201           1,234           1,435                78          1983          (s)
2422 S. Trenton Way                          243           1,445           1,688                81          1983          (s)
2452 South Trenton Way                       426           2,445           2,871               142          1983          (s)
651 Topeka Way                               197           1,120           1,317                56          1985          (s)
680 Atchinson Way                            197           1,126           1,323                55          1985          (s)
8122 South Park Lane - A                     398           2,396           2,794               142          1986          (s)
8122 South Park Lane - B                     188           1,095           1,283                62          1986          (s)
1600 South Abilene                           470           2,703           3,173               153          1986          (s)
1620 South Abilene                           270           1,626           1,896                97          1986          (s)
1640 South Abilene                           371           2,158           2,529               121          1986          (s)
13900 East Florida Ave                       190           1,106           1,296                62          1986          (s)
4301 South Federal Boulevard                 239           1,406           1,645                88          1997          (s)
14401-14492 East 33rd Place                  452           2,758           3,210               152          1979          (s)
11701 East 53rd Avenue                       422           2,405           2,827               135          1985          (s)
5401 Oswego Street                           278           1,643           1,921               100          1985          (s)
3811 Joliet                                  746           4,247           4,993               107          1977          (s)
2630 West 2nd Avenue                          53             303             356                17          1970          (s)
2650 West 2nd Avenue                         223           1,276           1,499                74          1970          (s)
14818 West 6th Avenue Bldg A                 490           3,062           3,552               192          1985          (s)


                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
14828 West 6th Avenue Bldg B                Golden, Co                              519          2,942                 170
12055 E. 49th Ave/4955 Peoria               Denver, CO                              298          1,688                 186
4940-4950 Paris                             Denver, CO                              152            861                  33
4970 Paris                                  Denver, CO                               95            537                  12
5010 Paril                                  Denver, CO                               89            505                  13
7367 South Revere Parkway                  Englewood, CO                            926          5,124                 158
10311 W. Hampden Ave                       Lakewood, CO                             577          2,984                  75

DES MOINES
----------
1500 East Washington Avenue               Des Moines, IA                            610          4,251                 778
1600 East Washington Avenue               Des Moines, IA                            209          1,557                 171
4121 McDonald Avenue                      Des Moines, IA                            390          2,931                 301
4141 McDonald Avenue                      Des Moines, IA                            706          5,518                 644
4161 McDonald Avenue                      Des Moines, IA                            389          3,046                 864
5701 NE 17th Street                       Des Moines, IA                            162            918                 130

DETROIT
-------
238 Executive Drive                          Troy, MI                                52            173                 427
256 Executive Drive                          Troy, MI                                44            146                 442
301 Executive Drive                          Troy, MI                                71            293                 614
449 Executive Drive                          Troy, MI                               125            425                 834
501 Executive Drive                          Troy, MI                                71            236                 641
451 Robbins Drive                            Troy, MI                                96            448                 980
700 Stephenson Highway                       Troy, MI                               250            854               1,382
800 Stephenson Highway                       Troy, MI                               558          2,341               2,203
1150 Stephenson Highway                      Troy, MI                               178            966                 313
1200 Stephenson Highway                      Troy, MI                               246          1,115                 633
1035 Crooks Road                             Troy, MI                               114            414                 543
1095 Crooks Road                             Troy, MI                               331          1,017                 943
1416 Meijer Drive                            Troy, MI                                94            394                 390
1624 Meijer Drive                            Troy, MI                               236          1,406                 796
1972 Meijer Drive                            Troy, MI                               315          1,301                 721
2112 Meijer Drive                            Troy, MI                               141            714                 657
1621 Northwood Drive                         Troy, MI                                85            351               1,039
1707 Northwood Drive                         Troy, MI                                95            262               1,154
1749 Northwood Drive                         Troy, MI                               107            477                 464
1788 Northwood Drive                         Troy, MI                                50            196                 461
1821 Northwood Drive                         Troy, MI                               132            523                 743
1826 Northwood Drive                         Troy, MI                                55            208                 394
1864 Northwood Drive                         Troy, MI                                57            190                 441
1921 Northwood Drive                         Troy, MI                               135            589               1,161
2230 Elliott Avenue                          Troy, MI                                46            174                 418
2237 Elliott Avenue                          Troy, MI                                48            159                 418
2277 Elliott Avenue                          Troy, MI                                48            188                 438
2291 Elliott Avenue                          Troy, MI                                52            209                 353
2451 Elliott Avenue                          Troy, MI                                78            319                 839
2730 Research Drive                     Rochester Hills, MI                         915          4,215                 717
2791 Research Drive                     Rochester Hills, MI                         557          2,731                 288
2871 Research Drive                     Rochester Hills, MI                         324          1,487                 266
2911 Research Drive                     Rochester Hills, MI                         505          2,136                 397
3011 Research Drive                     Rochester Hills, MI                         457          2,104                 349
2870 Technology Drive                   Rochester Hills, MI                         275          1,262                 231
2890 Technology Drive                   Rochester Hills, MI                         199            902                 205
2900 Technology Drive                   Rochester Hills, MI                         214            977                 492
2920 Technology Drive                   Rochester Hills, MI                         149            671                 154
2930 Technology Drive                   Rochester Hills, MI                         131            594                 381
2950 Technology Drive                   Rochester Hills, MI                         178            819                 255
2960 Technology Drive                   Rochester Hills, MI                         281          1,277                 239
23014 Commerce Drive                   Farmington Hills, MI                          39            203                 193
23028 Commerce Drive                   Farmington Hills, MI                          98            507                 365
23035 Commerce Drive                   Farmington Hills, MI                          71            355                 178
23042 Commerce Drive                   Farmington Hills, MI                          67            277                 331
23065 Commerce Drive                   Farmington Hills, MI                          71            408                 193
23070 Commerce Drive                   Farmington Hills, MI                         112            442                 659
23079 Commerce Drive                   Farmington Hills, MI                          68            301                 216




                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99       RENOVATED     LIVES (YEARS)
                                            ----       ------------       -----           --------       ---------    -------------

14828 West 6th Avenue Bldg B               523           3,108           3,631               198             1985          (s)
12055 E. 49th Ave/4955 Peoria              302           1,870           2,172               102             1984          (s)
4940-4950 Paris                            154             892           1,046                44             1984          (s)
4970 Paris                                  96             548             644                27             1984          (s)
5010 Paril                                  91             516             607                26             1984          (s)
7367 South Revere Parkway                  934           5,274           6,208               253             1997          (s)
10311 W. Hampden Ave                       578           3,058           3,636                30             1999          (s)

DES MOINES
----------
1500 East Washington Avenue                623           5,016           5,639               866             1987          (s)
1600 East Washington Avenue                221           1,716           1,937               248             1987          (s)
4121 McDonald Avenue                       416           3,206           3,622               462             1977          (s)
4141 McDonald Avenue                       787           6,081           6,868               879             1976          (s)
4161 McDonald Avenue                       499           3,800           4,299               610             1979          (s)
5701 NE 17th Street                        175           1,035           1,210                66             1968          (s)

DETROIT
-------
238 Executive Drive                        100             552             652               301             1973          (s)
256 Executive Drive                         85             547             632               244             1974          (s)
301 Executive Drive                        133             845             978               388             1974          (s)
449 Executive Drive                        218           1,166           1,384               595             1975          (s)
501 Executive Drive                        129             819             948               272             1984          (s)
451 Robbins Drive                          192           1,332           1,524               604             1975          (s)
700 Stephenson Highway                     386           2,100           2,486               948             1978          (s)
800 Stephenson Highway                     654           4,448           5,102             1,844             1979          (s)
1150 Stephenson Highway                    200           1,257           1,457               520             1982          (s)
1200 Stephenson Highway                    284           1,710           1,994               762             1980          (s)
1035 Crooks Road                           143             928           1,071               423             1980          (s)
1095 Crooks Road                           360           1,931           2,291               775             1986          (s)
1416 Meijer Drive                          121             757             878               319             1980          (s)
1624 Meijer Drive                          373           2,065           2,438               876             1984          (s)
1972 Meijer Drive                          372           1,965           2,337               764             1985          (s)
2112 Meijer Drive                          229           1,283           1,512               572             1980          (s)
1621 Northwood Drive                       215           1,260           1,475               686             1977          (s)
1707 Northwood Drive                       239           1,272           1,511               534             1983          (s)
1749 Northwood Drive                       164             884           1,048               447             1977          (s)
1788 Northwood Drive                       103             604             707               307             1977          (s)
1821 Northwood Drive                       220           1,178           1,398               594             1977          (s)
1826 Northwood Drive                       103             554             657               276             1977          (s)
1864 Northwood Drive                       107             581             688               291             1977          (s)
1921 Northwood Drive                       291           1,594           1,885               839             1977          (s)
2230 Elliott Avenue                         95             543             638               293             1974          (s)
2237 Elliott Avenue                         90             535             625               266             1974          (s)
2277 Elliott Avenue                        104             570             674               284             1975          (s)
2291 Elliott Avenue                         86             528             614               276             1974          (s)
2451 Elliott Avenue                        164           1,072           1,236               508             1974          (s)
2730 Research Drive                        903           4,944           5,847             1,826             1988          (s)
2791 Research Drive                        560           3,016           3,576             1,089             1991          (s)
2871 Research Drive                        327           1,750           2,077               631             1991          (s)
2911 Research Drive                        504           2,534           3,038               932             1992          (s)
3011 Research Drive                        457           2,453           2,910               930             1988          (s)
2870 Technology Drive                      279           1,489           1,768               564             1988          (s)
2890 Technology Drive                      206           1,100           1,306               394             1991          (s)
2900 Technology Drive                      219           1,464           1,683               592             1992          (s)
2920 Technology Drive                      153             821             974               286             1992          (s)
2930 Technology Drive                      138             968           1,106               334             1991          (s)
2950 Technology Drive                      185           1,067           1,252               403             1991          (s)
2960 Technology Drive                      283           1,514           1,797               546             1992          (s)
23014 Commerce Drive                        56             379             435               126             1983          (s)
23028 Commerce Drive                       125             845             970               367             1983          (s)
23035 Commerce Drive                        93             511             604               208             1983          (s)
23042 Commerce Drive                        89             586             675               249             1983          (s)
23065 Commerce Drive                        93             579             672               214             1983          (s)
23070 Commerce Drive                       125           1,088           1,213               412             1983          (s)
23079 Commerce Drive                        79             506             585               203             1983          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
23093 Commerce Drive                   Farmington Hills, MI                         211          1,024                 787
23135 Commerce Drive                   Farmington Hills, MI                         146            701                 227
23149 Commerce Drive                   Farmington Hills, MI                         266          1,005                 461
23163 Commerce Drive                   Farmington Hills, MI                         111            513                 315
23177 Commerce Drive                   Farmington Hills, MI                         175          1,007                 652
23206 Commerce Drive                   Farmington Hills, MI                         125            531                 625
23290 Commerce Drive                   Farmington Hills, MI                         124            707                 640
23370 Commerce Drive                   Farmington Hills, MI                          59            233                 164
24492 Indoplex Circle                  Farmington Hills, MI                          67            370                 950
24528 Indoplex Circle                  Farmington Hills, MI                          91            536               1,091
21477 Bridge Street                       Southfield, MI                            244          1,386                 264
32450 N Avis Drive                      Madison Heights, MI                         281          1,590                 169
32200 N Avis Drive                      Madison Heights, MI                         408          2,311                 156
11813 Hubbard                               Livonia, MI                             177          1,001                  42
11866 Hubbard                               Livonia, MI                             189          1,073                  29
12050-12300 Hubbard  (l)                    Livonia, MI                             425          2,410                 332
38200 Plymouth Road                         Livonia, MI                           1,215              -               4,753
38220 Plymouth Road                         Livonia, MI                             756              -               5,385
38300 Plymouth Road                         Livonia, MI                             729              -               4,803
12707 Eckles Road                      Plymouth Township, MI                        255          1,445                 110
9300-9328 Harrison Rd                       Romulus, MI                             147            834                 133
9330-9358 Harrison Rd                       Romulus, MI                              81            456                 230
28420-28448 Highland Rd                     Romulus, MI                             143            809                 132
28450-28478 Highland Rd                     Romulus, MI                              81            461                 239
28421-28449 Highland Rd                     Romulus, MI                             109            617                 242
28451-28479 Highland Rd                     Romulus, MI                             107            608                 124
28825-28909 Highland Rd                     Romulus, MI                              70            395                 118
28933-29017 Highland Rd                     Romulus, MI                             112            634                 179
28824-28908 Highland Rd                     Romulus, MI                             134            760                 195
28932-29016 Highland Rd                     Romulus, MI                             123            694                 229
9710-9734 Harrison Rd                       Romulus, MI                             125            706                 138
9740-9772 Harrison Rd                       Romulus, MI                             132            749                 186
9840-9868 Harrison Rd                       Romulus, MI                             144            815                 129
9800-9824 Harrison Rd                       Romulus, MI                             117            664                  93
29265-29285 Airport Dr                      Romulus, MI                             140            794                 169
29185-29225 Airport Dr                      Romulus, MI                             140            792                 319
29149-29165 Airport Dr                      Romulus, MI                             216          1,225                 260
29101-29115 Airport Dr                      Romulus, MI                             130            738                 234
29031-29045 Airport Dr                      Romulus, MI                             124            704                 102
29050-29062 Airport Dr                      Romulus, MI                             127            718                 135
29120-29134 Airport Dr                      Romulus, MI                             161            912                 159
29200-29214 Airport Dr                      Romulus, MI                             170            963                 256
9301-9339 Middlebelt Rd                     Romulus, MI                             124            703                 140
21405 Trolley Industrial Drive              Taylor, MI                              758          4,293                 284
26980 Trolley Industrial Drive              Taylor, MI                              450          2,550                 416
28055 S. Wick Road                          Romulus, MI                             195          1,080                 339
12050-12200 Farmington Road                 Livonia, MI                             201          1,115                 125
33200 Capitol Avenue                        Livonia, MI                             236          1,309                 185
32975 Capitol Avenue                        Livonia, MI                             135            748                  81
2725 S. Industrial Highway                 Ann Arbor, MI                            660          3,654                 542
32920 Capitol Avenue                        Livonia, MI                              76            422                  78
32940 Capitol Avenue                        Livonia, MI                              57            314                  35
11862 Brookfield Avenue                     Livonia, MI                              85            471                  52
11923 Brookfield Avenue                     Livonia, MI                             120            665                 459
11965 Brookfield Avenue                     Livonia, MI                             120            665                  77
34005 Schoolcraft Road                      Livonia, MI                             107            592                  85
13405 Stark Road                            Livonia, MI                              46            254                  34
1170 Chicago Road                            Troy, MI                               249          1,380                 137
1200 Chicago Road                            Troy, MI                               268          1,483                 141
450 Robbins Drive                            Troy, MI                               166            920                  89
556 Robbins Drive                            Troy, MI                                59            329                  38
1230 Chicago Road                            Troy, MI                               271          1,498                 142
12886 Westmore Avenue                       Livonia, MI                             190          1,050                 115
12898 Westmore Avenue                       Livonia, MI                             190          1,050                 110
33025 Industrial Road                       Livonia, MI                              80            442                  57


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99       RENOVATED     LIVES (YEARS)
                                            ----       ------------       -----           --------       ---------    -------------
23093 Commerce Drive                        295           1,727           2,022            677             1983          (s)
23135 Commerce Drive                        158             916           1,074            363             1986          (s)
23149 Commerce Drive                        274           1,458           1,732            592             1985          (s)
23163 Commerce Drive                        138             801             939            287             1986          (s)
23177 Commerce Drive                        254           1,580           1,834            621             1986          (s)
23206 Commerce Drive                        137           1,144           1,281            422             1985          (s)
23290 Commerce Drive                        210           1,261           1,471            546             1980          (s)
23370 Commerce Drive                         66             390             456            168             1980          (s)
24492 Indoplex Circle                       175           1,212           1,387            511             1976          (s)
24528 Indoplex Circle                       263           1,455           1,718            788             1976          (s)
21477 Bridge Street                         253           1,641           1,894            223             1986          (s)
32450 N Avis Drive                          286           1,754           2,040            167             1974          (s)
32200 N Avis Drive                          411           2,464           2,875            253             1973          (s)
11813 Hubbard                               180           1,040           1,220            104             1979          (s)
11866 Hubbard                               191           1,100           1,291            108             1979          (s)
12050-12300 Hubbard  (l)                    428           2,739           3,167            365             1981          (s)
38200 Plymouth Road                       1,231           4,737           5,968            331             1997          (s)
38220 Plymouth Road                         706           5,435           6,141            243             1988          (s)
38300 Plymouth Road                         835           4,697           5,532            214             1997          (s)
12707 Eckles Road                           267           1,543           1,810            131             1990          (s)
9300-9328 Harrison Rd                       154             960           1,114             80             1978          (s)
9330-9358 Harrison Rd                        85             682             767             60             1978          (s)
28420-28448 Highland Rd                     149             935           1,084             79             1979          (s)
28450-28478 Highland Rd                      85             696             781             55             1979          (s)
28421-28449 Highland Rd                     114             854             968             89             1980          (s)
28451-28479 Highland Rd                     112             727             839             57             1980          (s)
28825-28909 Highland Rd                      73             510             583             59             1981          (s)
28933-29017 Highland Rd                     117             808             925             82             1982          (s)
28824-28908 Highland Rd                     140             949           1,089             72             1982          (s)
28932-29016 Highland Rd                     128             918           1,046            101             1982          (s)
9710-9734 Harrison Rd                       130             839             969             95             1987          (s)
9740-9772 Harrison Rd                       138             929           1,067            118             1987          (s)
9840-9868 Harrison Rd                       150             938           1,088             77             1987          (s)
9800-9824 Harrison Rd                       123             751             874             58             1987          (s)
29265-29285 Airport Dr                      147             956           1,103             74             1983          (s)
29185-29225 Airport Dr                      146           1,105           1,251             84             1983          (s)
29149-29165 Airport Dr                      226           1,475           1,701            116             1984          (s)
29101-29115 Airport Dr                      136             966           1,102             90             1985          (s)
29031-29045 Airport Dr                      130             800             930             62             1985          (s)
29050-29062 Airport Dr                      133             847             980             64             1986          (s)
29120-29134 Airport Dr                      168           1,064           1,232             86             1986          (s)
29200-29214 Airport Dr                      178           1,211           1,389             94             1985          (s)
9301-9339 Middlebelt Rd                     130             837             967             65             1983          (s)
21405 Trolley Industrial Drive              778           4,557           5,335            322             1971          (s)
26980 Trolley Industrial Drive              463           2,953           3,416            158             1997          (s)
28055 S. Wick Road                          195           1,419           1,614             51             1989          (s)
12050-12200 Farmington Road                 215           1,226           1,441             50             1973          (s)
33200 Capitol Avenue                        252           1,478           1,730             59             1977          (s)
32975 Capitol Avenue                        144             820             964             34             1978          (s)
2725 S. Industrial Highway                  704           4,152           4,856            211             1997          (s)
32920 Capitol Avenue                         82             494             576             19             1973          (s)
32940 Capitol Avenue                         61             345             406             14             1971          (s)
11862 Brookfield Avenue                      91             517             608             21             1972          (s)
11923 Brookfield Avenue                     128           1,116           1,244             71             1973          (s)
11965 Brookfield Avenue                     128             734             862             32             1973          (s)
34005 Schoolcraft Road                      114             670             784             27             1981          (s)
13405 Stark Road                             49             285             334             12             1980          (s)
1170 Chicago Road                           266           1,500           1,766             61             1983          (s)
1200 Chicago Road                           286           1,606           1,892             66             1984          (s)
450 Robbins Drive                           178             997           1,175             41             1976          (s)
556 Robbins Drive                            64             362             426             15             1974          (s)
1230 Chicago Road                           289           1,622           1,911             66             1996          (s)
12886 Westmore Avenue                       202           1,153           1,355             50             1981          (s)
12898 Westmore Avenue                       202           1,148           1,350             49             1981          (s)
33025 Industrial Road                        85             494             579             20             1980          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
2002 Stephenson Highway                      Troy, MI                               179            994                 185
47711 Clipper Street                     Plymouth Twsp, MI                          539          2,983                 265
32975 Industrial Road                       Livonia, MI                             160            887                 115
32985 Industrial Road                       Livonia, MI                             137            761                  86
32995 Industrial Road                       Livonia, MI                             160            887                  90
12874 Westmore Avenue                       Livonia, MI                             137            761                  76
33067 Industrial Road                       Livonia, MI                             160            887                 104
1775 Bellingham                              Troy, MI                               344          1,902                 215
1785 East Maple                              Troy, MI                                92            507                  52
1807 East Maple                              Troy, MI                               321          1,775                 162
9800 Chicago Road                            Troy, MI                               206          1,141                 103
1840 Enterprise Drive                   Rochester Hills, MI                         573          3,170                 277
1885 Enterprise Drive                   Rochester Hills, MI                         209          1,158                 110
1935-55 Enterprise Drive                Rochester Hills, MI                       1,285          7,144                 788
5500 Enterprise Court                       Warren, MI                              675          3,737                 447
5800 Enterprise Court                       Warren, MI                              202          1,117                 142
750 Chicago Road                             Troy, MI                               323          1,790                 272
800 Chicago Road                             Troy, MI                               283          1,567                 167
850 Chicago Road                             Troy, MI                               183          1,016                  94
2805 S. Industrial Highway                 Ann Arbor, MI                            318          1,762                 162
6833 Center Drive                      Sterling Heights, MI                         467          2,583                 179
22731 Newman Street                        Dearborn, MI                             542          3,001                  95
32201 North Avis Drive                  Madison Heights, MI                         345          1,911                  85
1100 East Mandoline Road                Madison Heights, MI                         888          4,915                 777
30081 Stephenson Highway                Madison Heights, MI                         271          1,499                 333
1120 John A. Papalas Drive (m)           Lincoln Park, MI                           586          3,241                 200
36555 Ecorse                                Romulus, MI                             600              -               9,357
6340 Middlebelt                             Romulus, MI                             673              -               3,649
4872 S. Lapeer Road                     Lake Orion Twsp, MI                       1,342          5,441                 107
775 James L. Hart Parkway                  Ypsilanti, MI                            348          1,536                 267

GRAND RAPIDS
------------
2 84th Street SW                         Grand Rapids, MI                           117            685                 309
100 84th Street SW                       Grand Rapids, MI                           255          1,477                 159
511 76th Street SW                       Grand Rapids, MI                           758          4,355                 206
553 76th Street SW                       Grand Rapids, MI                            32            191                 242
555 76th Street SW                       Grand Rapids, MI                           776          4,458                  97
2925 Remico Avenue SW                    Grand Rapids, MI                           281          1,617                  21
2935 Walkent Court NW                    Grand Rapids, MI                           285          1,663                 204
3300 Kraft Avenue SE                     Grand Rapids, MI                           838          4,810                 222
3366 Kraft Avenue SE                     Grand Rapids, MI                           833          4,780                 636
5001 Kendrick Court SE                   Grand Rapids, MI                           210          1,221                 164
5050 Kendrick Court SE                   Grand Rapids, MI                         1,721         11,433               4,569
5015 52nd Street SE                      Grand Rapids, MI                           234          1,321                  65
5025 28th Street                         Grand Rapids, MI                            77            488                  17
5079 33rd Street SE                      Grand Rapids, MI                           525          3,018                 154
5333 33rd Street SE                      Grand Rapids, MI                           480          2,761                 134
5130 Patterson Avenue SE                 Grand Rapids, MI                           137            793                  43
3395 Kraft Avenue                        Grand Rapids, MI                           214          1,212                  73
3427 Kraft Avenue                        Grand Rapids, MI                           157            892                  56

HARTFORD
--------
20 Utopia Road                            Manchester, CT                            113            703                 119
50 Utopia Road                            Manchester, CT                            190          1,170                  14
135 Sheldon road                          Manchester, CT                            247          1,488                 104
169 Progress Road                         Manchester, CT                            334          2,030                  21
227 Progress Drive                        Manchester, CT                             80            486                   7
249 Progress Drive                        Manchester, CT                             89            562                   1
428 Hayden Station Road                     Windsor, CT                             167          1,003                  46
430 Hayden Station Road                     Windsor, CT                             238          1,415                   8
436 Hayden Station Road                     Windsor, CT                             282          1,681                  15
460 Hayden Station Road                     Windsor, CT                             207          1,236                  12
345 MacCausland Court                      Cheshire, CT                             866              -               5,258


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99       RENOVATED     LIVES (YEARS)
                                            ----       ------------       -----           --------       ---------    -------------
2002 Stephenson Highway                       192           1,166           1,358            44              1986          (s)
47711 Clipper Street                          575           3,212           3,787           132              1996          (s)
32975 Industrial Road                         171             991           1,162            48              1984          (s)
32985 Industrial Road                         147             837             984            34              1985          (s)
32995 Industrial Road                         171             966           1,137            39              1983          (s)
12874 Westmore Avenue                         147             827             974            34              1984          (s)
33067 Industrial Road                         171             980           1,151            40              1984          (s)
1775 Bellingham                               367           2,094           2,461            86              1987          (s)
1785 East Maple                                98             553             651            23              1985          (s)
1807 East Maple                               342           1,916           2,258            79              1984          (s)
9800 Chicago Road                             220           1,230           1,450            50              1985          (s)
1840 Enterprise Drive                         611           3,409           4,020           140              1990          (s)
1885 Enterprise Drive                         223           1,254           1,477            51              1990          (s)
1935-55 Enterprise Drive                    1,371           7,846           9,217           316              1990          (s)
5500 Enterprise Court                         721           4,138           4,859           165              1989          (s)
5800 Enterprise Court                         215           1,246           1,461            49              1987          (s)
750 Chicago Road                              345           2,040           2,385            81              1986          (s)
800 Chicago Road                              302           1,715           2,017            69              1985          (s)
850 Chicago Road                              196           1,097           1,293            45              1984          (s)
2805 S. Industrial Highway                    340           1,902           2,242            78              1990          (s)
6833 Center Drive                             489           2,740           3,229           125              1998          (s)
22731 Newman Street                           543           3,095           3,638           141              1985          (s)
32201 North Avis Drive                        347           1,994           2,341            91              1974          (s)
1100 East Mandoline Road                      891           5,689           6,580           236              1967          (s)
30081 Stephenson Highway                      272           1,831           2,103            79              1967          (s)
1120 John A. Papalas Drive (m)                588           3,439           4,027           156              1985          (s)
36555 Ecorse                                  685           9,272           9,957           325              1998          (s)
6340 Middlebelt                               833           3,489           4,322           125              1998          (s)
4872 S. Lapeer Road                         1,393           5,497           6,890            73              1999          (s)
775 James L. Hart Parkway                     604           1,547           2,151            27              1999          (s)

GRAND RAPIDS
------------
2 84th Street SW                              117             994           1,111           168              1986          (s)
100 84th Street SW                            255           1,636           1,891           260              1979          (s)
511 76th Street SW                            758           4,561           5,319           717              1986          (s)
553 76th Street SW                             32             433             465           114              1985          (s)
555 76th Street SW                            776           4,555           5,331           648              1987          (s)
2925 Remico Avenue SW                         281           1,638           1,919           229              1988          (s)
2935 Walkent Court NW                         285           1,867           2,152           268              1991          (s)
3300 Kraft Avenue SE                          838           5,032           5,870           792              1987          (s)
3366 Kraft Avenue SE                          833           5,416           6,249         1,033              1987          (s)
5001 Kendrick Court SE                        210           1,385           1,595           192              1983          (s)
5050 Kendrick Court SE                      1,721          16,002          17,723         2,110              1988          (s)
5015 52nd Street SE                           234           1,386           1,620           187              1987          (s)
5025 28th Street                               77             505             582           115              1967          (s)
5079 33rd Street SE                           525           3,172           3,697           442              1990          (s)
5333 33rd Street SE                           480           2,895           3,375           447              1991          (s)
5130 Patterson Avenue SE                      137             836             973           120              1987          (s)
3395 Kraft Avenue                             220           1,279           1,499            58              1985          (s)
3427 Kraft Avenue                             162             943           1,105            43              1985          (s)

HARTFORD
--------
20 Utopia Road                                112             823             935            34              1989          (s)
50 Utopia Road                                191           1,183           1,374            52              1987          (s)
135 Sheldon road                              245           1,594           1,839            94              1987          (s)
169 Progress Road                             337           2,048           2,385            91              1987          (s)
227 Progress Drive                             81             492             573            22              1986          (s)
249 Progress Drive                             88             564             652            25              1985          (s)
428 Hayden Station Road                       166           1,050           1,216            56              1988          (s)
430 Hayden Station Road                       236           1,425           1,661            62              1987          (s)
436 Hayden Station Road                       283           1,695           1,978            75              1988          (s)
460 Hayden Station Road                       209           1,246           1,455            56              1985          (s)
345 MacCausland Court                       1,087           5,037           6,124           172              1998          (s)

                                                                                                                  COSTS
                                                                                           (b)                  CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
HOUSTON
-------
2102-2314 Edwards Street                    Houston, TX                             348          1,973                 830
4545 Eastpark Drive                         Houston, TX                             235          1,331                  62
3351 Ranch St                               Houston, TX                             272          1,541                  96
3851 Yale St                                Houston, TX                             413          2,343                 177
3337-3347 Ranch Street                      Houston, TX                             227          1,287                  97
8505 N Loop East                            Houston, TX                             439          2,489                 124
4749-4799 Eastpark Dr                       Houston, TX                             594          3,368                 185
4851 Homestead Road                         Houston, TX                             491          2,782                 209
3365-3385 Ranch Street                      Houston, TX                             284          1,611                  74
5050 Campbell Road                          Houston, TX                             461          2,610                 136
4300 Pine Timbers                           Houston, TX                             489          2,769                 141
10600 Hampstead                             Houston, TX                             105            597                  51
2300 Fairway Park Dr                        Houston, TX                              86            488                  46
7901 Blankenship                            Houston, TX                             136            772                 178
2500-2530 Fairway Park Drive                Houston, TX                             766          4,342                 262
6550 Longpointe                             Houston, TX                             362          2,050                 123
1815 Turning Basin Dr                       Houston, TX                             487          2,761                 380
1819 Turning Basin Dr                       Houston, TX                             231          1,308                 181
4545 Mossford Dr                            Houston, TX                             237          1,342                  72
1805 Turning Basin Drive                    Houston, TX                             564          3,197                 461
7000 Empire Drive                           Houston, TX             (h)             450          2,552                 521
9777 West Gulfbank Drive                    Houston, TX             (h)           1,217          6,899                 319
9835A Genard Road                           Houston, TX                           1,505          8,333                 430
9835B Genard Road                           Houston, TX                             245          1,357                  70
16134 West Hardy                            Houston, TX                             147            812                  13
16216 West Hardy                            Houston, TX                             125            692                  13

INDIANAPOLIS
------------
2400 North Shadeland                     Indianapolis, IN                           142            802                  52
2402 North Shadeland                     Indianapolis, IN                           466          2,640                 297
7901 West 21st Street                    Indianapolis, IN                         1,063          6,027                 242
1445 Brookville Way                      Indianapolis, IN           (c)             459          2,603                 325
1440 Brookville Way                      Indianapolis, IN           (c)             665          3,770                 313
1240 Brookville Way                      Indianapolis, IN           (c)             247          1,402                 233
1220 Brookville Way                      Indianapolis, IN           (c)             223             40                  32
1345 Brookville Way                      Indianapolis, IN           (d)             586          3,321                 413
1350 Brookville Way                      Indianapolis, IN           (c)             205          1,161                 109
1315 Sadlier Circle E Dr                 Indianapolis, IN           (d)              57            322                  48
1341 Sadlier Circle E Dr                 Indianapolis, IN           (d)             131            743                 135
1322-1438 Sadlier Circle E Dr            Indianapolis, IN           (d)             145            822                 151
1327-1441 Sadlier Circle E Dr            Indianapolis, IN           (d)             218          1,234                 125
1304 Sadlier Circle E Dr                 Indianapolis, IN           (d)              71            405                  81
1402 Sadlier Circle E Dr                 Indianapolis, IN           (d)             165            934                  91
1504 Sadlier Circle E Dr                 Indianapolis, IN           (d)             219          1,238                 101
1311 Sadlier Circle E Dr                 Indianapolis, IN           (d)              54            304                 106
1365 Sadlier Circle E Dr                 Indianapolis, IN           (d)             121            688                 141
1352-1354 Sadlier Circle E Dr            Indianapolis, IN           (d)             178          1,008                 136
1335 Sadlier Circle E Dr                 Indianapolis, IN           (d)              81            460                  57
1327 Sadlier Circle E Dr                 Indianapolis, IN           (d)              52            295                  25
1425 Sadlier Circle E Dr                 Indianapolis, IN           (d)              21            117                  28
1230 Brookville Way                      Indianapolis, IN           (c)             103            586                  56
6951 E 30th St                           Indianapolis, IN                           256          1,449                 103
6701 E 30th St                           Indianapolis, IN                            78            443                  40
6737 E 30th St                           Indianapolis, IN                           385          2,181                 147
1225 Brookville Way                      Indianapolis, IN                            60              -                 397
6555 E 30th St                           Indianapolis, IN                           840          4,760                 946
2432-2436 Shadeland                      Indianapolis, IN                           212          1,199                 231
8402-8440 E 33rd St                      Indianapolis, IN                           222          1,260                 190
8520-8630 E 33rd St                      Indianapolis, IN                           326          1,848                 350
8710-8768 E 33rd St                      Indianapolis, IN                           175            993                 176
3316-3346 N. Pagosa Court                Indianapolis, IN                           325          1,842                 251
3331 Raton Court                         Indianapolis, IN                           138            802                  44
6751 E 30th St                           Indianapolis, IN                           728          2,837                 121
9210 East 146th Street                    Noblesville, IN                           466            684                  60




                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99       RENOVATED     LIVES (YEARS)
                                            ----       ------------       -----           --------       ---------    -------------
2102-2314 Edwards Street                      359           2,792           3,151           159              1961          (s)
4545 Eastpark Drive                           240           1,388           1,628            75              1972          (s)
3351 Ranch St                                 278           1,631           1,909            84              1970          (s)
3851 Yale St                                  425           2,508           2,933           129              1971          (s)
3337-3347 Ranch Street                        233           1,378           1,611            71              1970          (s)
8505 N Loop East                              449           2,603           3,052           135              1981          (s)
4749-4799 Eastpark Dr                         611           3,536           4,147           181              1979          (s)
4851 Homestead Road                           504           2,978           3,482           156              1973          (s)
3365-3385 Ranch Street                        290           1,679           1,969            86              1970          (s)
5050 Campbell Road                            470           2,737           3,207           141              1970          (s)
4300 Pine Timbers                             499           2,900           3,399           155              1980          (s)
10600 Hampstead                               109             644             753            33              1974          (s)
2300 Fairway Park Dr                           89             531             620            27              1974          (s)
7901 Blankenship                              140             946           1,086            45              1972          (s)
2500-2530 Fairway Park Drive                  792           4,578           5,370           248              1974          (s)
6550 Longpointe                               370           2,165           2,535           115              1980          (s)
1815 Turning Basin Dr                         531           3,097           3,628           159              1980          (s)
1819 Turning Basin Dr                         251           1,469           1,720            75              1980          (s)
4545 Mossford Dr                              245           1,406           1,651            73              1975          (s)
1805 Turning Basin Drive                      616           3,606           4,222           187              1980          (s)
7000 Empire Drive                             452           3,071           3,523           183              1980          (s)
9777 West Gulfbank Drive                    1,219           7,216           8,435           435              1980          (s)
9835A Genard Road                           1,571           8,697          10,268            18              1980          (s)
9835B Genard Road                             256           1,416           1,672             3              1980          (s)
16134 West Hardy                              149             823             972             2              1984          (s)
16216 West Hardy                              127             703             830             1              1984          (s)

INDIANAPOLIS
------------
2400 North Shadeland                          149             847             996            53              1970          (s)
2402 North Shadeland                          490           2,913           3,403           190              1970          (s)
7901 West 21st Street                       1,079           6,253           7,332           371              1985          (s)
1445 Brookville Way                           476           2,911           3,387           305              1989          (s)
1440 Brookville Way                           685           4,063           4,748           384              1990          (s)
1240 Brookville Way                           258           1,624           1,882           210              1990          (s)
1220 Brookville Way                           226              69             295             6              1990          (s)
1345 Brookville Way                           601           3,719           4,320           359              1992          (s)
1350 Brookville Way                           211           1,264           1,475           119              1994          (s)
1315 Sadlier Circle E Dr                       61             366             427            35           1970/1992        (s)
1341 Sadlier Circle E Dr                      136             873           1,009            76           1971/1992        (s)
1322-1438 Sadlier Circle E Dr                 152             966           1,118           106           1971/1992        (s)
1327-1441 Sadlier Circle E Dr                 225           1,352           1,577           140              1992          (s)
1304 Sadlier Circle E Dr                       75             482             557            51           1971/1992        (s)
1402 Sadlier Circle E Dr                      171           1,019           1,190            98           1970/1992        (s)
1504 Sadlier Circle E Dr                      226           1,332           1,558           128           1971/1992        (s)
1311 Sadlier Circle E Dr                       57             407             464            64           1971/1992        (s)
1365 Sadlier Circle E Dr                      126             824             950            73           1971/1992        (s)
1352-1354 Sadlier Circle E Dr                 184           1,138           1,322           123           1970/1992        (s)
1335 Sadlier Circle E Dr                       85             513             598            49           1971/1992        (s)
1327 Sadlier Circle E Dr                       55             317             372            30           1971/1992        (s)
1425 Sadlier Circle E Dr                       23             143             166            13           1971/1992        (s)
1230 Brookville Way                           109             636             745            60              1995          (s)
6951 E 30th St                                265           1,543           1,808           148              1995          (s)
6701 E 30th St                                 82             479             561            46              1992          (s)
6737 E 30th St                                398           2,315           2,713           232              1995          (s)
1225 Brookville Way                            68             389             457            24              1997          (s)
6555 E 30th St                                484           6,062           6,546           700           1969/1981        (s)
2432-2436 Shadeland                           230           1,412           1,642           119              1968          (s)
8402-8440 E 33rd St                           230           1,442           1,672           124              1977          (s)
8520-8630 E 33rd St                           336           2,188           2,524           187              1976          (s)
8710-8768 E 33rd St                           187           1,157           1,344            97              1979          (s)
3316-3346 N. Pagosa Court                     335           2,083           2,418           189              1977          (s)
3331 Raton Court                              144             840             984            71              1979          (s)
6751 E 30th St                                741           2,945           3,686           165              1997          (s)
9210 East 146th Street                        472             738           1,210            19              1978          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
LONG ISLAND
-----------
1140 Motor Parkway                         Hauppauge, NY                          1,034          5,861                  97
10 Edison Street                          Amityville, NY                            183          1,036                  48
120 Secatogue Ave                         Farmingdale, NY                           375          2,123                  83
100 Lauman Lane                           Hicksville, NY                            216          1,226                 255
200 Finn Court                            Farmingdale, NY                           619          3,506                  87
717 Broadway Avenue                        Holbrook, NY                             790          4,474                  18
725 Broadway                               Holbrook, NY                             643          3,644                 322
270 Duffy Avenue                          Hicksville, NY                          1,305          7,393                 179
280 Duffy Avenue                          Hicksville, NY                            478          2,707                   9
575 Underhill Boulevard                     Syosset, NY                           2,714         15,382                 602
5 Sidney Court                            Lindenhurst, NY                           148            840                  40
7 Sidney Court                            Lindenhurst, NY                           172            975                  21
450 Commack Road                           Deer Park, NY                            304          1,720                  56
99 Layfayette Drive                         Syosset, NY                           1,607          9,106                 147
65 East Bethpage Road                      Plainview, NY                            198          1,122                  46
171 Milbar Boulevard                      Farmingdale, NY                           454          2,574                 217
95 Horseblock Road                          Yaphank, NY                           1,313          7,439                 333
151-171 East 2nd Street                   Huntington, NY                            497          2,815                 120
171-175 East 2nd Street                   Huntington, NY                            493          2,792                  88
35 Bloomingdale Road                      Hicksville, NY                            190          1,076                 125
15-39 Tec Street                          Hicksville, NY                            164            930                  51
100 Tec Street                            Hicksville, NY                            237          1,340                  63
51-89 Tec Street                          Hicksville, NY                            207          1,171                  41
502 Old Country Road                      Hicksville, NY                             95            536                  25
80-98 Tec Street                          Hicksville, NY                            123            700                  33
201-233 Park Avenue                       Hicksville, NY                            349          1,979                  99
One Fairchild Court                        Plainview, NY                            315          1,786                 186
79 Express Street                          Plainview, NY                            417          2,363                 325
92 Central Avenue                         Farmingdale, NY                           837          4,745                 173
160 Engineer Drive                        Hicksville, NY                            148            836                  33
260 Engineers Drive                       Hicksville, NY                            264          1,494                 283
87-119 Engineers Dr (l)                   Hicksville, NY                            181          1,023                  56
950-970 South Broadway                    Hicksville, NY                            250          1,418                 178
290 Duffy Avenue                          Hicksville, NY            (e)             383          2,171                 245
185 Price Parkway                         Farmingdale, NY                           611          3,464                  26
62 Alpha Plaza                            Hicksville, NY                            155            877                  53
90 Alpha Plaza                            Hicksville, NY                            127            717                 103
325 Duffy Avenue                          Hicksville, NY                            480          2,720                 101
600 West John Street                      Hicksville, NY                            488          2,763               4,917
939 Motor Parkway                          Hauppauge, NY                            105            596                  93
200 13th Avenue                           Ronkonkoma, NY                            313          1,776                 337
100 13th Avenue                           Ronkonkoma, NY                            348          1,973                 322
1 Comac Loop                              Ronkonkoma, NY                            348          1,973                 382
80 13th Avenue                            Ronkonkoma, NY                            418          2,368                 460
90 13th Avenue                            Ronkonkoma, NY                            383          2,171                 431
33 Comac Loop                             Ronkonkoma, NY                            383          2,171                 427
101-125 Comac Streer                      Ronkonkoma, NY                            905          5,131                 857
360 Smith Street                          Farmingdale, NY                           334          1,851                 652
700 Dibblee Drive                         Garden City, NY                         2,219         12,282                 136
49 Mall Drive                              Hauppauge, NY                            343          5,220                 957
275 Marcus Blvd                            Hauppauge, NY                            349          1,934                 345

LOUISVILLE
----------
9001 Cane Run Road                        Louisville, KY                            524              -               5,569

MILWAUKEE
---------
6523 N. Sydney Place                       Milwaukee, WI                            172            976                 152
8800 W Bradley                             Milwaukee, WI                            375          2,125                 134
1435 North 113th St                        Wauwatosa, WI                            300          1,699                 366
11217-43 W. Becher St                     West Allis, WI                            148            841                 122
2152 S 114th Street                       West Allis, WI                            326          1,846                 101
4560 N. 124th Street                       Wauwatosa, WI                            118            667                  84
12221 W. Feerick Street                    Wauwatosa, WI                            210          1,190                 169



                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------          ACCUMULATED
                                                       BUILDING AND                      DEPRECIATION    YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS       TOTAL           12/31/99       RENOVATED     LIVES (YEARS)
                                            ----       ------------       -----           --------       ---------    -------------
LONG ISLAND
-----------
1140 Motor Parkway                            1,032           5,960           6,992              451           1978          (s)
10 Edison Street                                183           1,084           1,267               82           1971          (s)
120 Secatogue Ave                               374           2,207           2,581              170           1957          (s)
100 Lauman Lane                                 216           1,481           1,697              108           1968          (s)
200 Finn Court                                  617           3,595           4,212              273           1965          (s)
717 Broadway Avenue                             787           4,495           5,282              342           1967          (s)
725 Broadway                                    641           3,968           4,609              320           1967          (s)
270 Duffy Avenue                              1,302           7,575           8,877              601           1956          (s)
280 Duffy Avenue                                477           2,717           3,194              205           1956          (s)
575 Underhill Boulevard                       2,712          15,986          18,698            1,214           1967          (s)
5 Sidney Court                                  149             879           1,028               66           1962          (s)
7 Sidney Court                                  172             996           1,168               75           1964          (s)
450 Commack Road                                303           1,777           2,080              134           1964          (s)
99 Layfayette Drive                           1,601           9,259          10,860              729           1964          (s)
65 East Bethpage Road                           198           1,168           1,366               97           1960          (s)
171 Milbar Boulevard                            454           2,791           3,245              211           1961          (s)
95 Horseblock Road                            1,309           7,776           9,085              591           1971          (s)
151-171 East 2nd Street                         497           2,935           3,432              220           1968          (s)
171-175 East 2nd Street                         493           2,880           3,373              219           1969          (s)
35 Bloomingdale Road                            190           1,201           1,391              105           1962          (s)
15-39 Tec Street                                165             980           1,145               88           1965          (s)
100 Tec Street                                  237           1,403           1,640              110           1965          (s)
51-89 Tec Street                                207           1,212           1,419              103           1965          (s)
502 Old Country Road                             95             561             656               41           1965          (s)
80-98 Tec Street                                124             732             856               56           1965          (s)
201-233 Park Avenue                             349           2,078           2,427              168           1962          (s)
One Fairchild Court                             315           1,972           2,287              149           1959          (s)
79 Express Street                               416           2,689           3,105              210           1972          (s)
92 Central Avenue                               837           4,918           5,755              368           1961          (s)
160 Engineer Drive                              148             869           1,017               65           1966          (s)
260 Engineers Drive                             263           1,778           2,041              145           1966          (s)
87-119 Engineers Dr (l)                         181           1,079           1,260               92           1966          (s)
950-970 South Broadway                          250           1,596           1,846              174           1966          (s)
290 Duffy Avenue                                383           2,416           2,799              208           1974          (s)
185 Price Parkway                               610           3,491           4,101              264           1969          (s)
62 Alpha Plaza                                  159             926           1,085               52           1968          (s)
90 Alpha Plaza                                  130             817             947               44           1969          (s)
325 Duffy Avenue                                491           2,810           3,301              145           1970          (s)
600 West John Street                            498           7,670           8,168              295           1955          (s)
939 Motor Parkway                               112             682             794               35           1977          (s)
200 13th Avenue                                 358           2,068           2,426              105           1979          (s)
100 13th Avenue                                 396           2,247           2,643              109           1979          (s)
1 Comac Loop                                    396           2,307           2,703              112           1980          (s)
80 13th Avenue                                  475           2,771           3,246              136           1983          (s)
90 13th Avenue                                  438           2,547           2,985              129           1982          (s)
33 Comac Loop                                   438           2,543           2,981              123           1983          (s)
101-125 Comac Streer                          1,028           5,865           6,893              284           1985          (s)
360 Smith Street                                342           2,495           2,837              132           1965          (s)
700 Dibblee Drive                             2,227          12,410          14,637              542           1965          (s)
49 Mall Drive                                   990           5,530           6,520              242           1986          (s)
275 Marcus Blvd                                 365           2,263           2,628               77           1985          (s)

LOUISVILLE
----------
9001 Cane Run Road                              560           5,533           6,093              119           1998          (s)

MILWAUKEE
---------
6523 N. Sydney Place                            176           1,124           1,300              115           1978          (s)
8800 W Bradley                                  388           2,246           2,634              200           1982          (s)
1435 North 113th St                             310           2,055           2,365              214           1993          (s)
11217-43 W. Becher St                           155             956           1,111               73           1979          (s)
2152 S 114th Street                             339           1,934           2,273              125           1980          (s)
4560 N. 124th Street                            129             740             869               48           1976          (s)
12221 W. Feerick Street                         221           1,348           1,569               80           1971          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
MINNEAPOLIS
-----------
6507-6545 Cecilia Circle                  Bloomington, MN                           357          1,320                 691
1275 Corporate Center Drive                  Eagan, MN                               80            357                  69
1279 Corporate Center Drive                  Eagan, MN                              105            357                  98
2815 Eagandale Boulevard                     Eagan, MN                               80            357                 182
6201 West 111th Street                    Bloomington, MN                         1,358          8,622               3,754
6403-6545 Cecilia Drive                   Bloomington, MN                           366          1,363                 583
6925-6943 Washington Avenue                  Edina, MN                              117            504                 874
6955-6973 Washington Avenue                  Edina, MN                              117            486                 481
7251-7279 Washington Avenue                  Edina, MN                              129            382                 444
7301-7329 Washington Avenue                  Edina, MN                              174            391                 501
7101 Winnetka Avenue North               Brooklyn Park, MN                        2,195          6,084               2,104
7600 Golden Triangle Drive               Eden Prairie, MN                           566          1,394               1,299
7900 Main Street Northeast                  Fridley, MN                             480          1,604                 637
7901 Beech Street Northeast                 Fridley, MN                             405          1,554                 684
9901 West 74th Street                    Eden Prairie, MN                           621          3,289               2,019
11201 Hampshire Avenue South              Bloomington, MN                           495          1,035                 858
12220-12222 Nicollet Avenue               Burnsville, MN                            105            425                  46
12250-12268 Nicollet Avenue               Burnsville, MN                            260          1,054                 182
12224-12226 Nicollet Avenue               Burnsville, MN                            190            770                 125
305 2nd Street Northwest                  Minneapolis, MN                           460          2,744                  41
980 Lone Oak Road                         Minneapolis, MN                           683          4,103                 391
990 Lone Oak Road                         Minneapolis, MN                           883          5,575                 233
1030 Lone Oak Road                        Minneapolis, MN                           456          2,703                  64
1060 Lone Oak Road                        Minneapolis, MN                           624          3,700                 294
5400 Nathan Lane                          Minneapolis, MN                           749          4,461                  44
6464 Sycamore Court                       Minneapolis, MN                           457          2,730                 103
10120 W 76th Street                      Eden Prairie, MN                           315          1,804                 172
7615 Golden Triangle                     Eden Prairie, MN                           268          1,532                 356
7625 Golden Triangle                     Eden Prairie, MN                           415          2,375                 267
2605 Fernbrook Lane North                  Plymouth, MN                             443          2,533                 372
12155 Nicollet Ave.                       Burnsville, MN                            286              -               1,702
73rd Avenue North                        Brooklyn Park, MN                          504          2,856                  73
1905 W Country Road C                      Roseville, MN                            402          2,278                  65
2720 Arthur Street                         Roseville, MN                            824          4,671                  78
10205 51st Avenue North                    Plymouth, MN                             180          1,020                  70
4100 Peavey Road                            Chaska, MN                              399          2,261                 631
11300 Hamshire Ave South                  Bloomington, MN                           527          2,985                 422
375 Rivertown Drive                        Woodbury, MN                           1,083          6,135               2,700
5205 Highway 169                           Plymouth, MN                             446          2,525                 785
6451-6595 Citywest Parkway               Eden Prairie, MN                           525          2,975                 696
7100-7190 Shady Oak Rd (m)               Eden Prairie, MN                         1,118          6,333                 485
7500-7546 Washington Square              Eden Prairie, MN                           229          1,300                  76
7550-7588 Washington Square              Eden Prairie, MN                           153            867                  39
5240-5300 Valley Industrial Blvd S       Eden Prairie, MN                           362          2,049                 214
1565 First Avenue NW                     New Brighton, MN                           485          2,750                 302
7125 Northland Terrace                   Brooklyn Park, MN                          660          3,740                 724
6900 Shady Oak Road                      Eden Prairie, MN                           310          1,756                 219
6477-6525 City West Parkway              Eden Prairie, MN                           810          4,590                 178
1157 Valley Park Drive                     Shakopee, MN                             760              -               4,539
500-530 Kasota Avenue SE                  Minneapolis, MN                           415          2,354                 204
770-786 Kasota Avenue SE                  Minneapolis, MN                           333          1,888                 101
800 Kasota Avenue SE                      Minneapolis, MN                           524          2,971                 580
2530-2570 Kasota Avenue                    St. Paul, MN                             407          2,308                 635
504 Malcolm Ave SE                        Minneapolis, MN                           757              -                 421
553 North Fairview                        Minneapolis, MN                           585          3,575                 423
1150 Gateway Drive                         Shakopee, MN                               -              -                   -

NASHVILLE
---------
417 Harding Industrial Drive               Nashville, TN                            653          4,583               1,338
3099 Barry Drive                           Portland, TN                             418          2,368                  63
3150 Barry Drive                           Portland, TN                             941          5,333                 337
5599 Highway 31 West                       Portland, TN                             564          3,196                  65
1650 Elm Hill Pike                         Nashville, TN                            329          1,867                  69
1821 Air Lane Drive                        Nashville, TN                            149            846                  13


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------        ACCUMULATED
                                                       BUILDING AND                    DEPRECIATION       YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS         TOTAL        12/31/99         RENOVATED    LIVES (YEARS)
                                            ----       ------------         -----        --------         ---------     ------------
MINNEAPOLIS
-----------
6507-6545 Cecilia Circle                      386           1,982           2,368          839               1981          (s)
1275 Corporate Center Drive                    93             413             506          151               1990          (s)
1279 Corporate Center Drive                   109             451             560          174               1990          (s)
2815 Eagandale Boulevard                       97             522             619          190               1990          (s)
6201 West 111th Street                      1,499          12,235          13,734        2,813               1987          (s)
6403-6545 Cecilia Drive                       395           1,917           2,312          878               1980          (s)
6925-6943 Washington Avenue                   237           1,258           1,495          653               1972          (s)
6955-6973 Washington Avenue                   207             877           1,084          574               1972          (s)
7251-7279 Washington Avenue                   182             773             955          517               1972          (s)
7301-7329 Washington Avenue                   193             873           1,066          799               1972          (s)
7101 Winnetka Avenue North                  2,228           8,155          10,383        3,301               1990          (s)
7600 Golden Triangle Drive                    615           2,644           3,259        1,201               1989          (s)
7900 Main Street Northeast                    497           2,224           2,721        1,347               1973          (s)
7901 Beech Street Northeast                   428           2,215           2,643        1,071               1975          (s)
9901 West 74th Street                         639           5,290           5,929        1,421             1983/88         (s)
11201 Hampshire Avenue South                  501           1,887           2,388          852               1986          (s)
12220-12222 Nicollet Avenue                   114             462             576          184             1989/90         (s)
12250-12268 Nicollet Avenue                   296           1,200           1,496          474             1989/90         (s)
12224-12226 Nicollet Avenue                   207             878           1,085          350             1989/90         (s)
305 2nd Street Northwest                      460           2,785           3,245          411               1991          (s)
980 Lone Oak Road                             683           4,494           5,177          848               1992          (s)
990 Lone Oak Road                             873           5,818           6,691        1,155               1989          (s)
1030 Lone Oak Road                            456           2,767           3,223          411               1988          (s)
1060 Lone Oak Road                            624           3,994           4,618          625               1988          (s)
5400 Nathan Lane                              749           4,505           5,254          637               1990          (s)
6464 Sycamore Court                           457           2,833           3,290          448               1990          (s)
10120 W 76th Street                           315           1,976           2,291          252               1987          (s)
7615 Golden Triangle                          268           1,888           2,156          458               1987          (s)
7625 Golden Triangle                          415           2,642           3,057          388               1987          (s)
2605 Fernbrook Lane North                     445           2,903           3,348          478               1987          (s)
12155 Nicollet Ave.                           288           1,700           1,988          173               1995          (s)
73rd Avenue North                             512           2,921           3,433          274               1995          (s)
1905 W Country Road C                         409           2,336           2,745          219               1993          (s)
2720 Arthur Street                            832           4,741           5,573          444               1995          (s)
10205 51st Avenue North                       187           1,083           1,270          107               1990          (s)
4100 Peavey Road                              415           2,876           3,291          268               1988          (s)
11300 Hamshire Ave South                      541           3,393           3,934          485               1983          (s)
375 Rivertown Drive                         1,503           8,415           9,918          528               1996          (s)
5205 Highway 169                              739           3,017           3,756          320               1960          (s)
6451-6595 Citywest Parkway                    538           3,658           4,196          419               1984          (s)
7100-7190 Shady Oak Rd (m)                  1,149           6,787           7,936          543               1982          (s)
7500-7546 Washington Square                   235           1,370           1,605          104               1975          (s)
7550-7588 Washington Square                   157             902           1,059           69               1973          (s)
5240-5300 Valley Industrial Blvd S            371           2,254           2,625          182               1975          (s)
1565 First Avenue NW                          496           3,041           3,537          210               1978          (s)
7125 Northland Terrace                        767           4,357           5,124          295               1996          (s)
6900 Shady Oak Road                           340           1,945           2,285          133               1980          (s)
6477-6525 City West Parkway                   819           4,759           5,578          273               1984          (s)
1157 Valley Park Drive                        888           4,411           5,299          101               1997          (s)
500-530 Kasota Avenue SE                      429           2,544           2,973          123               1976          (s)
770-786 Kasota Avenue SE                      344           1,978           2,322           98               1976          (s)
800 Kasota Avenue SE                          592           3,483           4,075          165               1976          (s)
2530-2570 Kasota Avenue                       462           2,888           3,350          146               1976          (s)
504 Malcolm Ave SE                            936             242           1,178           19               1976          (s)
553 North Fairview                            827           3,756           4,583           45               1999          (s)
1150 Gateway Drive                              -               -               -            -               1999          (s)

NASHVILLE
---------
417 Harding Industrial Drive                  763           5,811           6,574        1,283               1972          (s)
3099 Barry Drive                              424           2,425           2,849          196               1995          (s)
3150 Barry Drive                              987           5,624           6,611          456               1993          (s)
5599 Highway 31 West                          571           3,254           3,825          264               1995          (s)
1650 Elm Hill Pike                            331           1,934           2,265          116               1984          (s)
1821 Air Lane Drive                           151             857           1,008           50               1984          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------

1102 Appleton Drive                        Nashville, TN                            154            873                   1
1920 Air Lane Drive                        Nashville, TN                            250          1,415                  30
1931 Air Lane Drive                        Nashville, TN                            491          2,785                 117
470 Metroplex Drive (l)                    Nashville, TN                            619          3,507               1,176
1150 Antiock Pike                          Nashville, TN                            667          3,748                  44
1630 Corporate Place                       La Vergne, TN                            230          1,271                 326
4640 Cummings Park                         Nashville, TN                            360          2,040                  51

NORTHERN NEW JERSEY
-------------------
60 Ethel Road West                        Piscataway, NJ                            252          1,426                 139
70 Ethel Road West                        Piscataway, NJ                            431          2,443                 147
105 Neptune Boulevard                       Neptune, NJ                             245          1,386                 218
140 Hanover Avenue                          Hanover, NJ                             457          2,588                 368
601-629 Montrose Avenue                South Plainfield, NJ                         487          2,762                 226
3 Marlen                                   Hamilton, NJ                              71            404                 100
5 Marlen                                   Hamilton, NJ                             116            655                  41
7 Marlen                                   Hamilton, NJ                             128            728                  61
8 Marlen                                   Hamilton, NJ                             230          1,302                  46
15 Marlen                                  Hamilton, NJ                              53            302                  34
17 Marlen                                  Hamilton, NJ                             104            588                  60
1 South Gold Drive                         Hamilton, NJ                             106            599                  44
5 South Gold Drive                         Hamilton, NJ                             106            602                  57
6 South Gold Drive                         Hamilton, NJ                              58            332                  33
7 South Gold Drive                         Hamilton, NJ                              32            182                  29
8 South Gold Drive                         Hamilton, NJ                             103            584                  43
9 South Gold Drive                         Hamilton, NJ                              60            342                  47
11 South Gold Drive                        Hamilton, NJ                             183          1,039                  67
12 South Gold Drive                        Hamilton, NJ                              84            475                  70
9 Princess Road                          Lawrenceville, NJ                          221          1,254                  90
11 Princess Road                         Lawrenceville, NJ                          491          2,780                 166
15 Princess Road                         Lawrenceville, NJ                          234          1,328                 273
17 Princess Road                         Lawrenceville, NJ                          342          1,936                  55
220 Hanover Avenue                          Hanover, NJ                           1,361          7,715                 509
244 Shefield Street                      Mountainside, NJ                           201          1,141                 137
30 Troy Road                                Hanover, NJ                             128            727                  60
15 Leslie Court                             Hanover, NJ                             126            716                  42
20 Leslie Court                             Hanover, NJ                              84            474                  32
25 Leslie Court                             Hanover, NJ                             512          2,899                 142
130 Algonquin Parkway                       Hanover, NJ                             157            888                  75
150 Algonquin Parkway                       Hanover, NJ                              85            479                  34
55 Locust Avenue                           Roseland, NJ                             535          3,034                 182
31 West Forest Street (l)                  Englewood, NJ                            941          5,333                 442
25 World's Fair Drive                      Franklin, NJ                             285          1,616                  83
14 World's Fair Drive                      Franklin, NJ                             483          2,735                 259
16 World's Fair Drive                      Franklin, NJ                             174            988                  77
18 World's Fair Drive                      Franklin, NJ                             123            699                  44
23 World's Fair Drive                      Franklin, NJ                             134            758                  71
12 World's Fair Drive                      Franklin, NJ                             572          3,240                 166
49 Napoleon Court                          Franklin, NJ                             230          1,306                  69
50 Napoleon Court                          Franklin, NJ                             149            842                  41
22 World's Fair Drive                      Franklin, NJ                             364          2,064                 195
26 World's Fair Drive                      Franklin, NJ                             361          2,048                 148
24 World's Fair Drive                      Franklin, NJ                             347          1,968                 150
12 Wright Way                               Oakland, NJ                             410          2,321                 110

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (l)              Jefferson, LA                            926          5,248                 251
125 Mallard St                             St. Rose, LA             (g)             103            586                 223
107 Mallard                                St. Rose, LA             (g)             164            928                  65
125 James Drive West                       St. Rose, LA             (g)             246          1,392                 138
161 James Drive West                       St. Rose, LA                             298          1,687                 260
150 James Drive East                       St. Rose, LA                             399          2,258                 141
115 James Drive West                       St. Rose, LA             (g)             163            922                  60
100 James Drive                            St. Rose, LA             (g)             430          2,435                 144
143 Mallard St                             St. Rose, LA             (g)             143            812                 107


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------        ACCUMULATED
                                                       BUILDING AND                    DEPRECIATION       YEAR BUILT/   DEPRECIABLE
                                            LAND       IMPROVEMENTS         TOTAL        12/31/99         RENOVATED    LIVES (YEARS)
                                            ----       ------------         -----        --------         ---------     ------------
1102 Appleton Drive                         154             874              1,028          50                1984          (s)
1920 Air Lane Drive                         251           1,444              1,695         103                1985          (s)
1931 Air Lane Drive                         495           2,898              3,393         209                1984          (s)
470 Metroplex Drive (l)                     624           4,678              5,302         226                1986          (s)
1150 Antiock Pike                           668           3,791              4,459         218                1987          (s)
1630 Corporate Place                        233           1,594              1,827          47                1999          (s)
4640 Cummings Park                          365           2,086              2,451          13                1986          (s)

NORTHERN NEW JERSEY
-------------------
60 Ethel Road West                          264           1,553              1,817         107                1982          (s)
70 Ethel Road West                          451           2,570              3,021         160                1979          (s)
105 Neptune Boulevard                       255           1,594              1,849         139                1989          (s)
140 Hanover Avenue                          469           2,944              3,413         270             1964/1988        (s)
601-629 Montrose Avenue                     512           2,963              3,475         192                1974          (s)
3 Marlen                                     74             501                575          33                1981          (s)
5 Marlen                                    121             691                812          43                1981          (s)
7 Marlen                                    136             781                917          48                1982          (s)
8 Marlen                                    235           1,343              1,578          70                1982          (s)
15 Marlen                                    58             331                389          20                1982          (s)
17 Marlen                                   110             642                752          40                1981          (s)
1 South Gold Drive                          112             637                749          40                1973          (s)
5 South Gold Drive                          113             652                765          44                1974          (s)
6 South Gold Drive                           63             360                423          22                1975          (s)
7 South Gold Drive                           36             207                243          13                1976          (s)
8 South Gold Drive                          109             621                730          39                1977          (s)
9 South Gold Drive                           65             384                449          26                1980          (s)
11 South Gold Drive                         192           1,097              1,289          68                1979          (s)
12 South Gold Drive                          89             540                629          33                1980          (s)
9 Princess Road                             231           1,334              1,565          86                1985          (s)
11 Princess Road                            511           2,926              3,437         187                1985          (s)
15 Princess Road                            245           1,590              1,835         176                1986          (s)
17 Princess Road                            343           1,990              2,333         140                1986          (s)
220 Hanover Avenue                        1,420           8,165              9,585         506                1987          (s)
244 Shefield Street                         210           1,269              1,479          88             1965/1986        (s)
30 Troy Road                                134             781                915          46                1972          (s)
15 Leslie Court                             132             752                884          47                1971          (s)
20 Leslie Court                              88             502                590          31                1974          (s)
25 Leslie Court                             526           3,027              3,553         187                1975          (s)
130 Algonquin Parkway                       163             957              1,120          56                1973          (s)
150 Algonquin Parkway                        89             509                598          32                1973          (s)
55 Locust Avenue                            560           3,191              3,751         199                1980          (s)
31 West Forest Street (l)                   975           5,741              6,716         357                1978          (s)
25 World's Fair Drive                       297           1,687              1,984         105                1986          (s)
14 World's Fair Drive                       503           2,974              3,477         214                1980          (s)
16 World's Fair Drive                       183           1,056              1,239          66                1981          (s)
18 World's Fair Drive                       129             737                866          46                1982          (s)
23 World's Fair Drive                       140             823                963          50                1982          (s)
12 World's Fair Drive                       593           3,385              3,978         211                1981          (s)
49 Napoleon Court                           238           1,367              1,605          70                1982          (s)
50 Napoleon Court                           154             878              1,032          46                1982          (s)
22 World's Fair Drive                       375           2,248              2,623         127                1983          (s)
26 World's Fair Drive                       377           2,180              2,557         140                1984          (s)
24 World's Fair Drive                       362           2,103              2,465         133                1984          (s)
12 Wright Way                               424           2,417              2,841         151                1981          (s)

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (l)               949           5,476              6,425         304                1986          (s)
125 Mallard St                              108             804                912         100                1984          (s)
107 Mallard                                 171             986              1,157          51                1985          (s)
125 James Drive West                        257           1,519              1,776          77                1990          (s)
161 James Drive West                        304           1,941              2,245         133                1986          (s)
150 James Drive East                        409           2,389              2,798         129                1986          (s)
115 James Drive West                        171             974              1,145          50                1986          (s)
100 James Drive                             450           2,559              3,009         135                1980          (s)
143 Mallard St                              151             911              1,062          46                1982          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
160 James Drive East                       St. Rose, LA             (g)             102            580                 210
190 James Drive East                       St. Rose, LA             (g)             205          1,160                 114
120 Mallard St                             St. Rose, LA             (g)             348          1,971                 289
110 James Drive West                       St. Rose, LA             (g)             143            812                 160
150 Canvasback Dr                          St. Rose, LA                             165            937                  35

PHOENIX
-------
7340 South Kyrene Rd                         Tempe, AZ                            1,495          8,469                  47
7350 S Kyrene Road                           Tempe, AZ                              818          4,634                 394
7360 South Kyrene Rd                         Tempe, AZ                              508          2,876                  47
7343 South Hardy Drive                       Tempe, AZ                            1,119          6,341                  83
7333 South Hardy Drive                       Tempe, AZ                            1,549          8,779                  56
1045 South Edward Drive                      Tempe, AZ                              390          2,160                  53

PORTLAND
--------
5687 International Way (n)                 Milwaukee, OR            (k)             430          2,385                 124
5795 SW Jean Road (m)                     Lake Oswego, OR                           427          2,362                 113
12130 NE Ainsworth Circle (l)              Portland, OR                             523          2,898                 141
5509 NW 122nd Ave (l)                      Milwaukee, OR            (j)             244          1,351                  60
6105-6113 NE 92nd Avenue (n)               Portland, OR                             884          4,891                 219
8727 NE Marx Drive (m)                     Portland, OR                             580          3,210                 151
3910 SW 170th Ave                          Portland, OR                             125            690                  39
3388 SE 20th St.                           Portland, OR                              73            405                  42
5962-5964 NE 87th Ave                      Portland, OR                              72            398                  31
116 SE Yamhill                             Portland, OR                              38            208                  22
9106 NE Marx Drive                         Portland, OR                              40            223                  28
11620 NE Ainsworth Circle                  Portland, OR                             152            839                  34
11824 NE Ainsworth Circle                  Portland, OR                             166            916                  43
12124 NE Ainsworth Circle                  Portland, OR                             207          1,148                  53
2715 SE Raymond                            Portland, OR                             159            880                  53
1645 NE 72nd Ave                           Portland, OR                             116            641                  40
1630 SE 8th Ave.                           Portland, OR                             140            775                  29
9044 NE Marx Drive                         Portland, OR                              83            459                  36
2443 SE 4th Ave.                           Portland, OR                             157            870                  47
711 SE Stark St.                           Portland, OR                              42            233                  24
11632 NE Ainsworth Circle                  Portland, OR                             799          4,422                 172
NE 138th & Airport Way                     Portland, OR                             931          5,155                 126
14699 NE Airport Way                       Portland, OR                             242          1,340                  51

SALT LAKE
---------
2255 South 300 West (q)                 Salt Lake City, UT                          618          3,504                 105
512 Lawndale Drive (r)                  Salt Lake City, UT                        2,779         15,749               1,233
1270 West 2320 South                      West Valley, UT                           138            784                  38
1275 West 2240 South                      West Valley, UT                           395          2,241                  74
1288 West 2240 South                      West Valley, UT                           119            672                  42
2235 South 1300 West                      West Valley, UT                           198          1,120                  59
1293 West 2200 South                      West Valley, UT                           158            896                  91
1279 West 2200 South                      West Valley, UT                           198          1,120                  36
1272 West 2240 South                      West Valley, UT                           336          1,905                  71
1149 West 2240 South                      West Valley, UT                           217          1,232                  44
1142 West 2320 South                      West Valley, UT                           217          1,232                  45

SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.                      Cherry Hill, NJ                           284          1,524                  50
2 Springdale Road                         Cherry Hill, NJ                           127            701                  18
4 Springdale Road (l)                     Cherry Hill, NJ                           335          1,853                 373
6 Springdale Road                         Cherry Hill, NJ                            99            547                  18
8 Springdale Road                         Cherry Hill, NJ                           259          1,436                  42
12 Springdale Road                        Cherry Hill, NJ                           279          1,545                  81
1 Esterbrook Lane                         Cherry Hill, NJ                            43            238                   8
16 Springdale Road                        Cherry Hill, NJ                           241          1,336                  57
5 Esterbrook Lane                         Cherry Hill, NJ                           241          1,336                  36
2 Pin Oak Lane                            Cherry Hill, NJ                           317          1,757                  60
6 Esterbrook Lane                         Cherry Hill, NJ                           165            914                  27
3 Computer Drive                          Cherry Hill, NJ                           500          2,768                 134


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------        ACCUMULATED
                                                       BUILDING AND                    DEPRECIATION       YEAR BUILT/    DEPRECIABLE
                                            LAND       IMPROVEMENTS         TOTAL        12/31/99         RENOVATED    LIVES (YEARS)
                                            ----       ------------         -----        --------         ---------     ------------
160 James Drive East                           108          784                892          80                1981          (s)
190 James Drive East                           214        1,265              1,479          68                1987          (s)
120 Mallard St                                 365        2,243              2,608         128                1981          (s)
110 James Drive West                           150          965              1,115          64                1983          (s)
150 Canvasback Dr                              170          967              1,137          50                1986          (s)

PHOENIX
-------
7340 South Kyrene Rd                         1,499        8,512             10,011         443                1996          (s)
7350 S Kyrene Road                             821        5,025              5,846         265                1996          (s)
7360 South Kyrene Rd                           512        2,919              3,431         151                1996          (s)
7343 South Hardy Drive                       1,129        6,414              7,543         346                1997          (s)
7333 South Hardy Drive                       1,555        8,829             10,384         460                1997          (s)
1045 South Edward Drive                        395        2,208              2,603          23                1976

PORTLAND
--------
5687 International Way (n)                     440        2,499              2,939          94                1974          (s)
5795 SW Jean Road (m)                          435        2,467              2,902          88                1985          (s)
12130 NE Ainsworth Circle (l)                  533        3,029              3,562         106                1986          (s)
5509 NW 122nd Ave (l)                          249        1,406              1,655          50                1995          (s)
6105-6113 NE 92nd Avenue (n)                   898        5,096              5,994         179                1978          (s)
8727 NE Marx Drive (m)                         590        3,351              3,941         118                1987          (s)
3910 SW 170th Ave                              128          726                854          25                1987          (s)
3388 SE 20th St.                                76          444                520          15                1981          (s)
5962-5964 NE 87th Ave                           75          426                501          15                1979          (s)
116 SE Yamhill                                  40          228                268           8                1974          (s)
9106 NE Marx Drive                              43          248                291           8                1969          (s)
11620 NE Ainsworth Circle                      156          869              1,025          30                1992          (s)
11824 NE Ainsworth Circle                      170          955              1,125          33                1992          (s)
12124 NE Ainsworth Circle                      212        1,196              1,408          42                1984          (s)
2715 SE Raymond                                163          929              1,092          32                1971          (s)
1645 NE 72nd Ave                               120          677                797          24                1972          (s)
1630 SE 8th Ave.                               144          800                944          28                1968          (s)
9044 NE Marx Drive                              86          492                578          17                1986          (s)
2443 SE 4th Ave.                               161          913              1,074          32                1964          (s)
711 SE Stark St.                                45          254                299           9                1972          (s)
11632 NE Ainsworth Circle                      812        4,581              5,393         162                1990          (s)
NE 138th & Airport Way                         946        5,266              6,212         186                1990          (s)
14699 NE Airport Way                           248        1,385              1,633          49                1998          (s)

SALT LAKE
---------
2255 South 300 West (q)                        612        3,615              4,227         191                1980          (s)
512 Lawndale Drive (r)                       2,774       16,987             19,761         901                1981          (s)
1270 West 2320 South                           142          818                960          44                1986          (s)
1275 West 2240 South                           405        2,305              2,710         115                1986          (s)
1288 West 2240 South                           122          711                833          35                1986          (s)
2235 South 1300 West                           202        1,175              1,377          58                1986          (s)
1293 West 2200 South                           162          983              1,145          46                1986          (s)
1279 West 2200 South                           202        1,152              1,354          57                1986          (s)
1272 West 2240 South                           344        1,968              2,312         105                1986          (s)
1149 West 2240 South                           223        1,270              1,493          63                1986          (s)
1142 West 2320 South                           223        1,271              1,494          63                1987          (s)

SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.                           285        1,573              1,858          68                1963          (s)
2 Springdale Road                              127          719                846          31                1968          (s)
4 Springdale Road (l)                          336        2,225              2,561          86                1963          (s)
6 Springdale Road                               99          565                664          25                1964          (s)
8 Springdale Road                              260        1,477              1,737          64                1966          (s)
12 Springdale Road                             280        1,625              1,905          89                1965          (s)
1 Esterbrook Lane                               43          246                289          11                1965          (s)
16 Springdale Road                             242        1,392              1,634          60                1967          (s)
5 Esterbrook Lane                              242        1,371              1,613          60                1966          (s)
2 Pin Oak Lane                                 319        1,815              2,134          79                1968          (s)
6 Esterbrook Lane                              166          940              1,106          41                1966          (s)
3 Computer Drive                               502        2,900              3,402         126                1966          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
19 Perina Blvd.                           Cherry Hill, NJ                           161            889                  25
28 Springdale Road                        Cherry Hill, NJ                           192          1,060                  31
3 Esterbrook Lane                         Cherry Hill, NJ                           199          1,102                 228
4 Esterbrook Lane                         Cherry Hill, NJ                           234          1,294                  33
26 Springdale Road                        Cherry Hill, NJ                           227          1,257                  27
1 Keystone Ave.                           Cherry Hill, NJ                           227          1,223                  41
1919 Springdale Road                      Cherry Hill, NJ                           232          1,286                  39
21 Olnev Ave.                             Cherry Hill, NJ                            69            380                  18
19 Olnev Ave.                             Cherry Hill, NJ                           202          1,119                  42
2 Keystone Ave.                           Cherry Hill, NJ                           216          1,194                  47
18 Olnev Ave.                             Cherry Hill, NJ                           250          1,382                  49
22 Springdale Road                        Cherry Hill, NJ                           526          2,914                 199
1998 Springdale Road                      Cherry Hill, NJ                            17             96                  39
55 Carnegie Drive                         Cherry Hill, NJ                           550          3,047                  76
57 Carnegie Drive                         Cherry Hill, NJ                           739          4,109                 113

ST. LOUIS
---------
2121 Chapin Industrial Drive              Vinita Park, MO                           606          4,384               1,254
1200 Andes Boulevard                       Olivette, MO                             246          1,412                 120
1248 Andes Boulevard                       Olivette, MO                             156            907                  51
1208-1226 Ambassador Boulevard             Olivette, MO                             235          1,351                 104
1503-1525 Fairview Industrial              Olivette, MO                             112            658                 143
2462-2470 Schuetz Road                     St. Louis, MO                            174          1,004                   -
10431-10449 Midwest Industrial Blvd        Olivette, MO                             237          1,360                 214
10751 Midwest Industrial Boulevard         Olivette, MO                             193          1,119                  19
11652-11666 Fairgrove Industrial Blvd      St. Louis, MO                            103            599                 141
11674-11688 Fairgrove Industrial Blvd      St. Louis, MO                            118            689                  27
2337 Centerline Drive                  Maryland Heights, MO                         216          1,242                 113
6951 N Hanley (l)                          Hazelwood, MO                            405          2,295               1,607
4560 Anglum Road                           Hazelwood, MO                            150            849                 205
2760 South 1st Street                      St. Louis, MO                            800              -               4,562

TAMPA
-----
6614 Adamo Drive                             Tampa, FL                              177          1,005                  51
202 Kelsey                                   Tampa, FL                              602          3,409                 148
6202 Benjamin Road                           Tampa, FL                              203          1,151                 142
6204 Benjamin Road                           Tampa, FL                              432          2,445                 228
6206 Benjamin Road                           Tampa, FL                              397          2,251                 169
6302 Benjamin Road                           Tampa, FL                              214          1,212                 108
6304 Benjamin Road                           Tampa, FL                              201          1,138                 139
6306 Benjamin Road                           Tampa, FL                              257          1,457                 210
6308 Benjamin Road                           Tampa, FL                              345          1,958                 154
5313 Johns Road                              Tampa, FL                              204          1,159                  66
5602 Thompson Center Court                   Tampa, FL                              115            652                  41
5411 Johns Road                              Tampa, FL                              230          1,304                  91
5525 Johns Road                              Tampa, FL                              192          1,086                  63
5607 Johns Road                              Tampa, FL                              102            579                  56
5709 Johns Road                              Tampa, FL                              192          1,086                  63
5711 Johns Road                              Tampa, FL                              243          1,376                 154
4410 E Adamo Drive                           Tampa, FL                              523          2,962                 220
4420 E Adamo Drive                           Tampa, FL                              127            718                  83
4430 E Adamo Drive                           Tampa, FL                              333          1,885                 324
4440 E Adamo Drive                           Tampa, FL                              348          1,975                 133
4450 E Adamo Drive                           Tampa, FL                              253          1,436                 116
5453 W Waters Avenue                         Tampa, FL                               71            402                  78
5455 W Waters Avenue                         Tampa, FL                              307          1,742                 170
5553 W Waters Avenue                         Tampa, FL                              307          1,742                 148
5501 W Waters Avenue                         Tampa, FL                              154            871                  77
5503 W Waters Avenue                         Tampa, FL                               71            402                  32
5555 W Waters Avenue                         Tampa, FL                              213          1,206                  74
5557 W Waters Avenue                         Tampa, FL                               59            335                  26
5903 Johns Road                              Tampa, FL                               88            497                  44
4107 N Himes Avenue                          Tampa, FL                              568          3,220                 180
5461 W. Waters Ave                           Tampa, FL                              261              -               1,150
10040 18th Street North                      Tampa, FL                              653              -                  10





                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                            -----------------------------------        ACCUMULATED
                                                       BUILDING AND                    DEPRECIATION       YEAR BUILT/  DEPRECIABLE
                                            LAND       IMPROVEMENTS         TOTAL        12/31/99         RENOVATED    LIVES (YEARS)
                                            ----       ------------         -----        --------         ---------    ------------

19 Perina Blvd.                            161             914               1,075            40              1966          (s)
28 Springdale Road                         192           1,091               1,283            47              1967          (s)
3 Esterbrook Lane                          200           1,329               1,529            58              1968          (s)
4 Esterbrook Lane                          235           1,326               1,561            58              1969          (s)
26 Springdale Road                         228           1,283               1,511            56              1968          (s)
1 Keystone Ave.                            222           1,269               1,491            55              1969          (s)
1919 Springdale Road                       233           1,324               1,557            58              1970          (s)
21 Olnev Ave.                               69             398                 467            17              1969          (s)
19 Olnev Ave.                              203           1,160               1,363            50              1971          (s)
2 Keystone Ave.                            217           1,240               1,457            56              1966          (s)
18 Olnev Ave.                              251           1,430               1,681            62              1974          (s)
22 Springdale Road                         528           3,111               3,639           176              1977          (s)
1998 Springdale Road                        18             134                 152            21              1971          (s)
55 Carnegie Drive                          552           3,121               3,673           136              1988          (s)
57 Carnegie Drive                          742           4,219               4,961           184              1987          (s)

ST. LOUIS
---------
2121 Chapin Industrial Drive               614           5,630               6,244         4,902            1969/87         (s)
1200 Andes Boulevard                       319           1,459               1,778           195              1967          (s)
1248 Andes Boulevard                       157             957               1,114           182              1967          (s)
1208-1226 Ambassador Boulevard             235           1,455               1,690           205              1966          (s)
1503-1525 Fairview Industrial              112             801                 913           146              1967          (s)
2462-2470 Schuetz Road                     174           1,004               1,178           138              1965          (s)
10431-10449 Midwest Industrial Blvd        237           1,574               1,811           240              1967          (s)
10751 Midwest Industrial Boulevard         193           1,138               1,331           157              1965          (s)
11652-11666 Fairgrove Industrial Blvd      103             740                 843           111              1966          (s)
11674-11688 Fairgrove Industrial Blvd      118             716                 834           116              1967          (s)
2337 Centerline Drive                      216           1,355               1,571           192              1967          (s)
6951 N Hanley (l)                          419           3,888               4,307           401              1965          (s)
4560 Anglum Road                           161           1,043               1,204            92              1970          (s)
2760 South 1st Street                      822           4,540               5,362           143              1997          (s)

TAMPA
-----
6614 Adamo Drive                           180           1,053               1,233            55              1967          (s)
202 Kelsey                                 619           3,540               4,159           183              1989          (s)
6202 Benjamin Road                         211           1,285               1,496            64              1981          (s)
6204 Benjamin Road                         454           2,651               3,105           145              1982          (s)
6206 Benjamin Road                         416           2,401               2,817           124              1983          (s)
6302 Benjamin Road                         224           1,310               1,534            76              1983          (s)
6304 Benjamin Road                         209           1,269               1,478            83              1984          (s)
6306 Benjamin Road                         269           1,655               1,924            89              1984          (s)
6308 Benjamin Road                         362           2,095               2,457           108              1984          (s)
5313 Johns Road                            213           1,216               1,429            63              1991          (s)
5602 Thompson Center Court                 120             688                 808            36              1972          (s)
5411 Johns Road                            241           1,384               1,625            71              1997          (s)
5525 Johns Road                            200           1,141               1,341            59              1993          (s)
5607 Johns Road                            110             627                 737            33              1991          (s)
5709 Johns Road                            200           1,141               1,341            59              1990          (s)
5711 Johns Road                            255           1,518               1,773            95              1990          (s)
4410 E Adamo Drive                         550           3,155               3,705           165              1990          (s)
4420 E Adamo Drive                         134             794                 928            42              1990          (s)
4430 E Adamo Drive                         345           2,197               2,542           115              1987          (s)
4440 E Adamo Drive                         362           2,094               2,456           108              1988          (s)
4450 E Adamo Drive                         266           1,539               1,805            90              1969          (s)
5453 W Waters Avenue                        82             469                 551            24              1987          (s)
5455 W Waters Avenue                       326           1,893               2,219           103              1987          (s)
5553 W Waters Avenue                       326           1,871               2,197            99              1987          (s)
5501 W Waters Avenue                       162             940               1,102            49              1990          (s)
5503 W Waters Avenue                        75             430                 505            23              1990          (s)
5555 W Waters Avenue                       221           1,272               1,493            66              1990          (s)
5557 W Waters Avenue                        62             358                 420            19              1990          (s)
5903 Johns Road                             93             536                 629            28              1987          (s)
4107 N Himes Avenue                        590           3,378               3,968           176              1990          (s)
5461 W. Waters Ave                         265           1,146               1,411            28              1998          (s)
10040 18th Street North                    660               3                 663             -              1999          (s)

                                                                                                                  COSTS
                                                                                          (b)                   CAPITALIZED
                                                                                      INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)           ---------------------         ACQUISITION
 BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND       BUILDINGS        OR COMPLETION
 ----------------                          ------------         ------------      ------     -----------       -------------
5471 W. Waters                               Tampa, FL                              572            798                  14
5505 Johns Road #7                           Tampa, FL                              228              -               1,327
5481 W. Waters Avenue                        Tampa, FL                              558              -               1,589
5483 W. Waters Avenue                        Tampa, FL                              457              -               1,931
6702-6712 Benjamin Road (p)                  Tampa, FL                              639          3,536                 115

OTHER
-----
2800 Airport Road (o)                       Denton, TX                              369          1,935               1,572
3501 Maple Street                           Abilene, TX                              67          1,057                 941
4200 West Harry Street (m)                  Wichita, KS                             193          2,224               1,751
Industrial Park No. 2                    West Lebanon, NH                           723          5,208                 175
931 Discovery Road                         Green Bay, WI                            121            685                 130
2675 Valley View Drive                    Shreveport, LA                            144              -               5,199
300 10th Street NW                          Clarion, IA                              35              -               2,727
6601 S. 33rd Street                         McAllen, TX                             231          1,276                  33

Developments / Redevelopments / Vacant Land                                      17,406         19,238               6,544

                                                                              ---------   ------------     ---------------

                                                                              $ 299,073   $  1,515,679     $       272,614
                                                                              =========   ============     ===============

                                                         GROSS AMOUNT CARRIED
                                                         AT CLOSE OF PERIOD 12/31/99
                                                  -----------------------------------      ACCUMULATED
                                                             BUILDING AND                  DEPRECIATION  YEAR BUILT/  DEPRECIABLE
                                                  LAND       IMPROVEMENTS         TOTAL      12/31/99    RENOVATED    LIVES (YEARS)
                                                  ----       ------------         -----      --------    ---------    -------------
5471 W. Waters
5505 Johns Road #7                                574             810           1,384               6       1999          (s)
5481 W. Waters Avenue                             228           1,327           1,555               3       1999          (s)
5483 W. Waters Avenue                             560           1,587           2,147               2       1999          (s)
6702-6712 Benjamin Road (p)                       459           1,929           2,388               3       1999          (s)
                                                  651           3,639           4,290               -       1982          (s)
OTHER
-----
2800 Airport Road (o)
3501 Maple Street                                 490           3,386           3,876           1,310       1965          (s)
4200 West Harry Street (m)                        260           1,805           2,065             691       1980          (s)
Industrial Park No. 2                             528           3,640           4,168           1,398       1972          (s)
931 Discovery Road                                776           5,330           6,106           2,046       1968          (s)
2675 Valley View Drive                            138             798             936              51       1997          (s)
300 10th Street NW                                259           5,084           5,343             157       1997          (s)
6601 S. 33rd Street                               165           2,597           2,762              81       1997          (s)
                                                  233           1,307           1,540              16       1975          (s)
Developments / Redevelopments /
Vacant Land
                                               15,855          27,333          43,188           1,376       (t)

                                         ------------   -------------   -------------      ----------

                                         $    311,149   $   1,776,217   $   2,087,366 (u)  $  179,293
                                         ============   =============   =============      ==========


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

(h) These properties collateralize the Acquisition Mortgage Loan III.

(i) These properties collateralize the Acquisition Mortgage Loan IV.

(j) These properties collateralize the Acquisition Mortgage Loan VI.

(k) These properties collateralize the Acquisition Mortgage Loan VII.

(l) Comprised of two properties.

(m) Comprised of three properties.

(n) Comprised of four properties.

(o) Comprised of five properties.

(p) Comprised of six properties.

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

(u) Excludes $42,715 of Construction in Progress and $1,353 of Furniture, Fixtures and Equipment.


   At December 31, 1999, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $1.9 billion.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


          The changes in total real estate assets for the three years ended December 31, 1999 are as follows:

                                                                                1999            1998            1997
                                                                            -------------- --------------- ---------------
Balance, Beginning of Year.................................................   $ 2,133,465     $ 1,201,060       $ 353,781
Transfer of Assets Between the Operating Partnership and the
  Other Real Estate Partnerships...........................................       (11,690)        457,528             ---
Acquisition, Construction Costs and Improvements...........................       160,588         548,796         862,103
Disposition of Assets......................................................      (150,929)        (73,919)        (14,824)
                                                                            -------------- --------------- ---------------
Balance, End of Year.......................................................   $ 2,131,434     $ 2,133,465     $ 1,201,060
                                                                            ============== =============== ===============

          The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                                                1999            1998            1997
                                                                            -------------- --------------- ---------------
Balance, Beginning of Year.................................................     $ 145,435        $ 22,319         $ 8,133
Transfer of Assets Between the Operating Partnership and the
  Other Real Estate Partnerships...........................................        (1,303)         75,338             ---
Depreciation for Year......................................................        52,494          48,889          14,660
Disposition of Assets......................................................       (17,333)         (1,111)           (474)
                                                                            -------------- --------------- ---------------
Balance, End of Year.......................................................     $ 179,293       $ 145,435        $ 22,319
                                                                            ============== =============== ===============
