Form 10-Q
period 2000-03-31
FIRST INDUSTRIAL LP
filed 2000-05-15
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


     Consolidated Balance Sheets as of March 31, 2000 and
     December 31, 1999.....................................................    2

     Consolidated Statements of Operations for the Three Months Ended
     March 31, 2000 and March 31, 1999.....................................    3

     Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2000 and March 31, 1999.....................................    4

     Notes to Consolidated Financial Statements ........................... 5-12


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................13-18

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   18


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................   19
  Item 2.  Changes in Securities ..........................................   19
  Item 3.  Defaults Upon Senior Securities.................................   19
  Item 4.  Submission of Matters to a Vote of Security Holders ............   19
  Item 5.  Other Information ..............................................   19
  Item 6.  Exhibits and Report on Form 8-K.................................   19



SIGNATURE .................................................................   20


EXHIBIT INDEX..............................................................   21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   March 31,           December 31,
                                                                    2000                   1999
                                                                 -----------           ------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land.....................................................  $  312,298            $  311,149
      Buildings and Improvements...............................   1,784,302             1,776,217
      Furniture, Fixtures and Equipment........................       1,353                 1,353
      Construction in Progress.................................      30,516                42,715
      Less: Accumulated Depreciation...........................    (191,243)             (179,293)
                                                                 -----------           -----------
              Net Investment in Real Estate....................   1,937,226             1,952,141

   Investments in and Advances to Other Real Estate
     Partnerships..............................................     406,663               380,774
   Cash and Cash Equivalents...................................         826                    22
   Restricted Cash.............................................       5,423                   927
   Tenant Accounts Receivable, Net.............................      10,329                 8,986
   Investments in Joint Ventures...............................       6,202                 6,408
   Deferred Rent Receivable....................................      13,795                13,777
   Deferred Financing Costs, Net...............................       9,656                 9,905
   Prepaid Expenses and Other Assets, Net......................      79,721                71,047
                                                                 -----------           -----------
              Total Assets.....................................  $2,469,841            $2,443,987
                                                                 ===========           ===========

                                  LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net.................................  $   62,633            $   63,059
   Senior Unsecured Debt, Net..................................     948,711               948,688
   Acquisition Facility Payable................................     112,500                94,000
   Accounts Payable and Accrued Expenses.......................      84,493                75,397
   Rents Received in Advance and Security Deposits.............      20,084                19,329
   Distributions Payable.......................................      28,462                28,164
                                                                 -----------           -----------
              Total Liabilities................................   1,256,883             1,228,637
                                                                 -----------           -----------

Commitments and Contingencies..................................         ---                  ---

Partners' Capital:
    General Partner Preferred Units............................     336,990               336,990
    General Partner Units......................................     701,860               694,899
    Unamortized Value of General Partnership Restricted Units..     (13,030)               (4,087)
    Limited Partners' Units....................................     187,138               187,548
                                                                 -----------           -----------
                Total Partners' Capital........................   1,212,958             1,215,350
                                                                 -----------           -----------
                Total Liabilities and Partners' Capital........  $2,469,841            $2,443,987
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                            Three Months          Three Months
                                                                               Ended                  Ended
                                                                           March 31, 2000        March 31, 1999
                                                                           --------------        ---------------
Revenues:
 Rental Income.........................................................     $     62,387           $    64,251
 Tenant Recoveries and Other Income....................................           17,380                16,707
                                                                            -------------          ------------
Total Revenues.........................................................           79,767                80,958
                                                                            -------------          ------------
Expenses:
 Real Estate
 Taxes.................................................................           13,347                13,048
 Repairs and Maintenance...............................................            3,981                 5,069
 Property Management...................................................            2,825                 2,380
 Utilities.............................................................            2,006                 2,196
 Insurance.............................................................              151                   193
 Other.................................................................            1,202                   895
 General and Administrative............................................            3,554                 3,095
 Interest Expense......................................................           19,026                19,318
 Amortization of Deferred Financing Costs..............................              412                   248
 Depreciation and Other Amortization...................................           14,884                14,592
                                                                            -------------          ------------
               Total Expenses..........................................           61,388                61,034
                                                                            -------------          ------------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures.........           18,379                19,924
Equity in Income of Other Real Estate Partnerships.....................            6,808                 6,408
Equity in Income of Joint Ventures.....................................               31                   126
                                                                            -------------          ------------
Income from Operations.................................................           25,218                26,458
Gain on Sales of Real Estate...........................................            5,888                 1,545
                                                                            -------------          ------------
Net Income.............................................................           31,106                28,003
Less: Preferred Unit Distributions.....................................           (7,231)               (7,231)
                                                                            -------------          ------------
Net Income Available to Unitholders....................................     $     23,875           $    20,772
                                                                            =============          ============


Net Income Available to Unitholders per Weighted Average Unit Outstanding:
   Basic...............................................................     $        .52           $       .46
                                                                            =============          ============
   Diluted.............................................................     $        .52           $       .46
                                                                            =============          ============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Three Months Ended    Three Months Ended
                                                                                March 31, 2000         March 31, 1999
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .............................................................         $ 31,106            $ 28,003
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ..........................................................           13,306              13,335
    Amortization of Deferred Financing Costs ..............................              412                 248
    Other Amortization ....................................................            1,825               1,295
    Provision for Bad Debts ...............................................               50                --
    Equity in Income of Joint Ventures ....................................              (31)               (126)
    Distributions from Joint Ventures .....................................               31                 126
    Gain on Sales of Properties ...........................................           (5,888)             (1,545)
    Equity in Income of Other Real Estate Partnerships ....................           (6,808)             (6,408)
    Distributions from Investment in Other Real Estate Partnerships .......            6,808               6,408
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ...................................          (11,864)             (7,220)
    Increase in Deferred Rent Receivable ..................................             (318)             (1,520)
    Increase in Accounts Payable and Accrued Expenses and
         Rents Received  in Advance and Security Deposits .................           10,445               7,473
                                                                                    --------            --------
         Net Cash Provided by Operating Activities ........................           39,074              40,069
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate ...............          (44,610)            (33,914)
    Net Proceeds from Sales of Investment in Real Estate ..................           52,783              23,926
    Investments in and Advances to Other Real Estate
         Partnerships .....................................................          (26,722)            (21,588)
    Distributions from Other Real Estate Partnerships .....................              833               6,847
    Contributions to and Investments in Joint Venture......................               --                (750)
    Distributions from Joint Venture.......................................              206                  54
    Repayment of Mortgage Loans Receivable ................................              216                  87
    Increase in Restricted Cash ...........................................           (4,496)             (2,661)
                                                                                    --------            --------
         Net Cash Used in Investing Activities ............................          (21,790)            (27,999)
                                                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions .....................................................              996                --
   Unit Distributions .....................................................          (28,164)            (27,074)
   Preferred Unit Distributions ...........................................           (7,231)             (7,231)
   Repayments on Mortgage Loans Payable ...................................             (418)               (406)
   Proceeds from Acquisition Facilities Payable ...........................           51,700              29,300
   Repayments on Acquisition Facilities Payable ...........................          (33,200)            (22,500)
   Book Overdraft..........................................................               --               2,125

   Debt Issuance Costs and Prepayment Fees ................................             (163)               (230)
                                                                                    --------            --------
          Net Cash Used in Financing Activities ...........................          (16,480)            (26,016)
                                                                                    --------            --------
   Net Increase (Decrease) in Cash and Cash Equivalents ...................              804             (13,946)
   Cash and Cash Equivalents, Beginning of Period .........................               22              13,946
                                                                                    --------            --------
   Cash and Cash Equivalents, End of Period ...............................         $    826            $   --
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


1.     ORGANIZATION AND FORMATION OF COMPANY


         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.1% ownership interest at March 31, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.9% aggregate ownership interest at March 31, 2000.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture").

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

      The consolidated financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of March 31, 2000, the Consolidated Operating Partnership owned 872 in-service properties containing an aggregate of approximately 55.5 million square feet of gross leasable area ("GLA"). On a combined basis, as of March 31, 2000, the Other Real Estate Partnerships owned 101 in-service properties containing an aggregate of approximately 12.5 million square feet of GLA.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 1999 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1999 audited financial statements included in the Operating Partnership's 1999 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2000 and 1999. Actual results could differ from those estimates.

      In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2000 and the results of its operations and its cash flows for each of the three months ended March 31, 2000 and 1999.

Tenant Accounts Receivable, Net:

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 and $1,657 as of March 31, 2000 and December 31, 1999, respectively.

Reclassification:

Certain 1999 items have been reclassified to conform to the 2000 presentation.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


3.       INVESTMENTS IN AND ADVANCES TO OTHER REAL ESTATE PARTNERSHIPS

      The Investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interests in and advances to the entities referred to in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                                      March 31,           December 31,
                                                                        2000                  1999
                                                                     ----------           -----------
                             ASSETS
Assets:
        Investment in Real Estate, Net........................       $  457,731           $  433,970
        Other Assets, Net.....................................           39,117               38,491
                                                                     ----------           ----------
                Total Assets..................................       $  496,848           $  472,461
                                                                     ==========           ==========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans Payable................................       $   41,752           $   41,891
        Other Liabilities.....................................           33,997               35,620
                                                                     ----------           ----------
                 Total Liabilities............................           75,749               77,511
                                                                     ----------           ----------
        Partners' Capital.....................................          421,099              394,950
                                                                     ----------           ----------
                 Total Liabilities and Partners' Capital......       $  496,848           $  472,461
                                                                     ==========           ==========

Condensed Combined Statements of Operations:
                                                                           Three Months Ended
                                                                     -------------------------------
                                                                      March 31,           March 31,
                                                                        2000                1999
                                                                     ----------          -----------
Total Revenues................................................       $   15,360          $    14,440
Property Expenses.............................................           (3,908)              (3,733)
General and Administrative....................................              (69)                 ---
Interest Expense..............................................             (759)                (761)
Amortization of Deferred Financing Costs......................              (16)                 (17)
Depreciation and Other Amortization...........................           (2,737)              (2,476)
Loss on Sales of Real Estate..................................              (14)                 ---
                                                                     ----------          -----------
Net Income....................................................       $    7,857          $     7,453
                                                                     ==========          ===========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


4.   INVESTMENTS IN JOINT VENTURES

         During the three months ended March 31, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $720 (net of the intercompany elimination) in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, received distributions of approximately $237 from the September 1998 Joint Venture. As of March 31, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:


                                       OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT  INTEREST RATE AT
                                    -----------------------------    ----------------------------  ----------------
                                     MARCH 31,      DECEMBER 31,        MARCH 31,    DECEMBER 31,      MARCH 31,      MATURITY
                                       2000             1999               2000         1999             2000           DATE
                                    -----------     -------------     -------------  ------------  ----------------  ----------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan........................   $  34,470        $  34,636          $     215      $     216        7.500%         4/01/03
Assumed Loans.....................       8,259            8,343                ---            ---        9.250%         1/01/13
LB Mortgage Loan  II..............         705              705                ---            ---        8.000%              (1)
Acquisition Mortgage Loan I.......       3,519            3,591                ---            ---        8.500%         8/01/08
Acquisition Mortgage Loan II......       7,598            7,630                 49            ---        7.750%         4/01/06
Acquisition Mortgage Loan III.....       3,317            3,350                ---            ---        8.875%         6/01/03
Acquisition Mortgage Loan IV......       2,408            2,423                ---            ---        8.950%        10/01/06
Acquisition Mortgage Loan VI......         982 (2)          991 (2)            ---            ---        8.875%        11/01/06
Acquisition Mortgage Loan VII.....       1,375 (2)        1,390 (2)            ---            ---        9.750%         3/15/02
                                     ---------        ---------         ----------      ---------
Total.............................   $  62,633        $  63,059          $     264      $     216
                                     =========        =========         ==========      =========

SENIOR UNSECURED DEBT, NET
2005 Notes........................   $  50,000        $  50,000          $   1,246      $     383        6.900%        11/21/05
2006 Notes........................     150,000          150,000              3,500            875        7.000%        12/01/06
2007 Notes........................     149,963 (3)      149,961 (3)          4,307          1,457        7.600%         5/15/07
2011 Notes........................      99,482 (3)       99,470 (3)          2,786            942        7.375%         5/15/11 (4)
2017 Notes........................      99,830 (3)       99,828 (3)          2,500            625        7.500%        12/01/17
2027 Notes........................      99,868 (3)       99,867 (3)          2,701            914        7.150%         5/15/27 (5)
2028 Notes........................     199,777 (3)      199,776 (3)          3,209          7,009        7.600%         7/15/28
2011 Drs..........................      99,791 (3)       99,786 (3)          3,178          1,553        6.500% (7)     4/05/11 (6)
                                     ---------        ---------          ---------      ---------
Total.............................   $ 948,711        $ 948,688          $  23,427      $  13,758
                                     =========        =========          =========      =========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
   Facility.......................   $ 112,500           94,000                692            663         6.84%         4/30/01
                                     =========        =========          =========      =========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At March 31, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $55 and $57, respectively. At December 31, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $57 and $64, respectively.
(3)  At March 31, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Drs. are net of unamortized discounts of $37, $518, $170, $132, $223 and $209, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                                    Amount
                                 -----------
     Remainder of 2000           $     1,370
     2001                            114,440
     2002                              3,325
     2003                             36,532
     2004                              1,319
     Thereafter                      967,330
                                 -----------
     Total                       $ 1,124,316
                                 ===========

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

Unit Contributions:

     During the three months ended March 31, 2000, the Company awarded 353,139 shares of restricted common stock to certain employees and 825 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9,551 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Distributions:

      On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28,164.

      On March 31, 2000, the Operating Partnership paid a first quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 2000 totaled, in the aggregate, approximately $7,231.

7.    ACQUISITION AND DEVELOPMENT OF REAL ESTATE

      During the three months ended March 31, 2000, the Consolidated Operating Partnership acquired eight industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $22,376, excluding costs incurred in conjunction with the acquisition of the properties and the land parcel. The Consolidated Operating Partnership also completed the development of six industrial properties comprising approximately 1.3 million square feet of GLA at a cost of approximately $43,657.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


8.    SALES OF REAL ESTATE

      During the three months ended March 31, 2000, the Consolidated Operating Partnership sold 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $54,743. The gain on sales of real estate was approximately $5,888.

9.    REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At March 31, 2000, the Consolidated Operating Partnership had four industrial properties comprising approximately .9 million square feet of GLA held for sale. Three of four of these industrial properties were identified as held for sale during the three months ended March 31, 2000. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the four industrial properties held for sale by the Consolidated Operating Partnership.


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ------------------------------
                                                       2000             1999
                                                   -------------    -------------
         Total Revenues                            $     860         $     976
         Operating Expenses                             (340)             (350)
         Depreciation and Amortization                   (87)             (153)
                                                   -------------    -------------
         Net Income                                $     433         $     473
                                                   =============    =============
         Net Carrying Value                        $  25,426
                                                   =============


10.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                               Three Months Ended
                                                                      -------------------------------------
                                                                         March 31,            March 31,
                                                                           2000                 1999
                                                                      ----------------     ----------------
   Interest paid, net of capitalized interest ..................      $       9,280         $      9,590
                                                                      ================     ================
   Interest capitalized.........................................      $       1,376                1,229
                                                                      ================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Distribution payable on Units................................      $      28,462         $     27,157
                                                                      ================     ================

EXCHANGE OF LIMITED PARTNERSHIP UNITS FOR GENERAL PARTNERSHIP
UNITS:
    Limited Partnership Units...................................      $          ---               (255)
    General Partnership Units...................................                 ---                255
                                                                      ----------------     ----------------
                                                                      $          ---        $       ---
                                                                      ================     ================

ISSUANCE OF UNITS IN EXCHANGE FOR PROPERTY......................      $         301         $       ---
                                                                      ================     ================

IN CONJUNCTION WITH THE PROPERTY AND LAND ACQUISITIONS, THE
FOLLOWING ASSETS AND LIABILITIES WERE ASSUMED:
   Purchase of real estate .....................................      $       22,376        $     6,405
  (Accrued) Prepaid real estate taxes and security deposits ....                (144)                17
                                                                      ----------------     ----------------
                                                                      $       22,232        $     6,422
                                                                      ================     ================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


11.    EARNINGS PER UNIT ("EPU")


      Net income per weighted average Unit - Basic, is based on the weighted average Units outstanding. Net Income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:


                                                          Three Months      Three Months
                                                             Ended              Ended
                                                         March 31, 2000    March 31, 1999
                                                         ---------------   --------------
   Numerator:

     Net Income......................................    $    31,106        $    28,003
     Less: Preferred Distributions...................         (7,231)            (7,231)
                                                         ---------------    --------------
     Net Income Available to Unitholders
      - For Basic and Diluted  EPU...................    $    23,875             20,772
                                                         ===============    ==============

   Denominator:

     Weighted Average Units - Basic..................     45,697,436         45,193,231

     Effect of Dilutive Securities:
        Employee and Director Common Stock Options of
        the Company that result in the issuance of
        general partnership units....................        159,712             84,166
                                                         ---------------    --------------

     Weighted Average Units - Diluted................     45,857,148         45,277,397
                                                         ===============    ==============

   Basic EPU:

     Net Income Available to Unitholders.............    $       .52        $       .46
                                                         ===============    ==============

   Diluted EPU:

     Net Income Available to Unitholders.............    $       .52        $       .46
                                                         ===============    ==============


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

         The Consolidated Operating Partnership has committed to the construction of 11 development projects totaling approximately 1.1 million square feet of GLA for an estimated investment of approximately $67.2 million. Of this amount, approximately $40.6 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's $300,000 unsecured revolving credit facility and proceeds from the sale of select properties.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


13.   SUBSEQUENT EVENTS

      From April 1, 2000, to May 8, 2000, the Consolidated Operating Partnership acquired two industrial properties and two land parcels for an aggregate purchase price of approximately $7,528, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcels. The Consolidated Operating Partnership also sold one industrial property and one land parcel for approximately $7,550 of gross proceeds.

      On April 17, 2000, the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28,462.

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

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.1% ownership interest at March 31, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.9% aggregate ownership interest at March 31, 2000.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). The financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

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


RESULTS OF OPERATIONS

         At March 31, 2000, the Consolidated Operating Partnership owned 872 in-service properties with approximately 55.5 million square feet of gross leasable area ("GLA"), compared to 877 in-service properties with approximately
57.0 million square feet of GLA at March 31, 1999. During the period between April 1, 1999 and March 31, 2000, the Consolidated Operating Partnership acquired 24 properties containing approximately 1.9 million square feet of GLA, completed development of 20 properties and expansion of one property totaling approximately 3.3 million square feet of GLA and sold 44 in-service properties totaling approximately 6.1 million square feet of GLA and several land parcels. The Consolidated Operating Partnership also took one property out of service which was subsequently sold comprising approximately .4 million square feet of GLA. In addition, during the period between April 1, 1999 and March 31, 2000, the Operating Partnership contributed four industrial properties comprising .2 million square feet of GLA to First Industrial Securities, L.P.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

         Rental income and tenant recoveries and other income decreased by approximately $1.2 million or 1.5% due primarily to a decrease in average GLA for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, offset by an increase in same store revenue. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999, increased by approximately $2.4 million or 3.5% due primarily to general rent increases.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $.3 million or 1.1% due primarily to a decrease in average GLA for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Property expenses from properties owned prior to January 1, 1999 remained relatively unchanged.

      General and administrative expense increased by approximately $.5 million due primarily to general pay increases and additional employees.

      Interest expense decreased by approximately $.3 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due primarily to a lower average debt balance outstanding and an increase in capitalized interest for the three months ended March 31, 2000 due to an increase in development activities. This was slightly offset by an increase in the weighted average interest rate for the three months ended March 31, 2000 (7.28%) compared to the three months ended March 31, 1999 (7.15%). The average debt balance outstanding for the three months ended March 31, 2000 and 1999 was approximately $1.14 billion and $1.16 billion, respectively.

      Amortization of deferred financing costs increased by approximately $.2 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's $300 million unsecured line of credit (the "1997 Unsecured Acquisition Facility").

         Depreciation and other amortization increased by approximately $.3 million due primarily to the additional depreciation related to tenant improvements incurred subsequent to December 31, 1998.

      Equity in income of Other Real Estate Partnerships increased by approximately $.4 million due primarily due to general rent increases for properties owned prior to January 1, 1999.

      Equity in income of joint ventures remained relatively unchanged.

      The $5.9 million gain on sales of properties for the three months ended March 31, 2000 resulted from the sale of 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $54.7 million.

      The $1.5 million gain on sales of properties for the three months ended March 31, 1999 resulted from the sale of ten industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2000, the Consolidated Operating Partnership's cash and cash equivalents was approximately $.8 million and restricted cash totaled approximately $5.4 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2000

      Net cash provided by operating activities of approximately $39.1 million for the three months ended March 31, 2000 was comprised primarily of net income of approximately $31.1 million and adjustments for non-cash items of approximately $9.4 million, offset by the net change in operating assets and liabilities of approximately $1.4 million. The adjustments for the non-cash items of approximately $9.4 million are primarily comprised of depreciation and amortization of approximately $15.5 million and a provision for bad debts of approximately $.1 million, offset by the gain on sales of real estate of approximately $5.9 million and the effect of the straight-lining of rental income of approximately $.3 million.

         Net cash used in investing activities of approximately $21.8 million for the three months ended March 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in the Other Real Estate Partnerships and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $16.5 million for the three months ended March 31, 2000 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs, offset by net borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and Unit contributions.

THREE MONTHS ENDED MARCH 31, 1999

      Net cash provided by operating activities of approximately $40.1 million for the three months ended March 31, 1999 was comprised primarily of net income of approximately $28.0 million, adjustments for non-cash items of approximately $11.8 million and the net change in operating assets and liabilities of approximately $.3 million. The adjustments for the non-cash items of approximately $11.8 million are primarily comprised of depreciation and amortization of approximately $14.9 million, offset by the gain on sales of real estate of approximately $1.6 million and the effect of the straight-lining of rental income of approximately $1.5 million.

         Net cash used in investing activities of approximately $28.0 million for the three months ended March 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in the Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $26.0 million for the three months ended March 31, 1999 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs, offset by net borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and a book overdraft.

RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges and preferred unit distributions was 1.59 for the three months ended March 31, 2000 compared to 1.64 for the three months ended March 31, 1999. The decrease is primarily due to a decrease in income from operations due to a decrease in net operating income and an increase in general and administrative expense and depreciation and amortization as discussed in "Results of Operations" above.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At March 31, 2000, $112.5 million (approximately 10.0% of total debt at March 31, 2000) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 1997 Unsecured Acquisition Facility) and $1,011.3 million (approximately 90.0% of total debt at March 31, 2000) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

      For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Consolidated Operating Partnership. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Consolidated Operating Partnership's future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Consolidated Operating Partnership until the Consolidated Operating Partnership is required to refinance such debt. See
Note 5 to the consolidated financial statements for a discussion of the maturity dates of the Consolidated Operating Partnership's various fixed rate debt.

      Based upon the amount of variable rate debt outstanding at March 31, 2000, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.8 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2000 by approximately $48.9 million to $885.0 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2000 by approximately $55.0 million to $988.9 million. A 10% increase in interest rates would decrease the fair value of the Written Options at March 31, 2000 by approximately $2.1 million to $3.5 million. A 10% decrease in interest rates would increase the fair value of the Written Options at March 31, 2000 by approximately $3.3 million to $8.9 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the three months ended March 31, 2000, the Consolidated Operating Partnership acquired eight industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the properties and the land parcel. The Consolidated Operating Partnership also completed the development of six industrial properties comprising approximately
1.3 million square feet of GLA at a cost of approximately $43.7 million.

      During the three months ended March 31, 2000, the Consolidated Operating Partnership sold 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $54.7 million.


      The Consolidated Operating Partnership has committed to the construction of 11 development projects totaling approximately 1.1 million square feet of GLA for an estimated investment of approximately $67.2 million. Of this amount, approximately $40.6 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties.


REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At March 31, 2000, the Consolidated Operating Partnership had four industrial properties comprising approximately .9 million square feet of GLA held for sale. Income from operations of the four industrial properties held for sale for the three months ended March 31, 2000 and 1999 is approximately $.4 million and $.5 million, respectively. Net carrying value of the four industrial properties held for sale at March 31, 2000 is approximately $25.4 million. Three of four of these properties were identified as held for sale during the three months ended March 31, 2000. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

      During the three months ended March 31, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $.7 million (net of the intercompany elimination) in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, received distributions of approximately $.2 million from the September 1998 Joint Venture. As of March 31, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

Unit Contributions:

      During the three months ended March 31, 2000, the Company awarded 353,139 shares of restricted common stock to certain employees and 825 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

DISTRIBUTIONS

      On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28.2 million.

      On March 31, 2000, the Operating Partnership paid a first quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on March 31, 2000 totaled, in the aggregate, approximately $7.2 million.

SUBSEQUENT EVENTS

     From April 1, 2000 to May 8, 2000, the Consolidated Operating Partnership acquired two industrial properties and two land parcels for an aggregate purchase price of approximately $7.5 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcels. The Consolidated Operating Partnership also sold one industrial property and one land parcel for approximately $7.6 million of gross proceeds.

     On April 17, 2000, the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28.5 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of March 31, 2000 and May 8, 2000, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility. At March 31, 2000, borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.84%. As of May 8, 2000 the Operating Partnership had approximately $142.7 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
    During the three months ended March 31, 2000, the Operating Partnership issued an aggregate of 12,556 Units having an aggregate market value of approximately $.3 million in exchange for property.

    The above Units were issued in a private placement in reliance on
    Section 4 (2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuance.

    Subject to lock-up periods and certain adjustments, Units are generally convertible into common stock, par value $.01, of the Company on a one-for-one basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   Exhibit No. Description

      27*      Financial Data Schedule

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


                             FIRST INDUSTRIAL, L.P.
                             BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                             ITS SOLE GENERAL PARTNER

Date: May 11, 2000           By:  /s/ Michael J. Havala
                                 ---------------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description

      27 *         Financial Data Schedule


     *        Filed herewith.