Form 10-Q
period 2000-06-30
FIRST INDUSTRIAL LP
filed 2000-08-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                       FOR THE PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 2000 and
     December 31, 1999..............................................      2

     Consolidated Statements of Operations for the Six Months Ended
     June 30, 2000 and June 30, 1999................................      3

     Consolidated Statements of Operations for the Three Months
     Ended June 30, 2000 and June 30, 1999..........................      4

     Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and June 30, 1999................................      5

     Notes to Consolidated Financial Statements ....................      6-13


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................      14-20

 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk................................................      21


PART II:  OTHER INFORMATION

 Item 1. Legal Proceedings .........................................      21
 Item 2. Changes in Securities .....................................      21
 Item 3. Defaults Upon Senior Securities............................      21
 Item 4. Submission of Matters to a Vote of Security Holders .......      21
 Item 5. Other Information .........................................      21
 Item 6. Exhibits and Report on Form 8-K............................      21



SIGNATURE ..........................................................      22


EXHIBIT INDEX.......................................................      23

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              June 30,     December 31,
                                                                                2000           1999
                                                                            -----------    ------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ..............................................................   $   285,625    $   311,149
      Buildings and Improvements ........................................     1,492,986      1,776,217
      Furniture, Fixtures and Equipment .................................         1,353          1,353
      Construction in Progress ..........................................        22,133         42,715
      Less: Accumulated Depreciation ....................................      (169,002)      (179,293)
                                                                            -----------    -----------
              Net Investment in Real Estate .............................     1,633,095      1,952,141

   Real Estate Held for Sale, Net of Accumulated Depreciation and
      Amortization of $33,442............................................       354,774           --
   Investments in and Advances to Other Real Estate Partnerships ........       402,143        380,774
   Cash and Cash Equivalents ............................................         2,547             22
   Restricted Cash ......................................................        11,887            927
   Tenant Accounts Receivable, Net ......................................        10,060          8,986
   Investments in Joint Ventures ........................................         6,078          6,408
   Deferred Rent Receivable .............................................        13,751         13,777
   Deferred Financing Costs, Net.........................................        11,318          9,905
   Prepaid Expenses and Other Assets, Net ...............................        72,471         71,047
                                                                            -----------    -----------
              Total Assets ..............................................   $ 2,518,124    $ 2,443,987
                                                                            ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ..........................................   $    62,166    $    63,059
   Senior Unsecured Debt, Net ...........................................       948,735        948,688
   Acquisition Facility Payable .........................................       161,800         94,000
   Accounts Payable and Accrued Expenses ................................        77,762         75,397
   Rents Received in Advance and Security Deposits ......................        19,943         19,329
   Distributions Payable ................................................        28,601         28,164
                                                                            -----------    -----------
              Total Liabilities .........................................     1,299,007      1,228,637
                                                                            -----------    -----------

Commitments and Contingencies ...........................................          --             --

Partners' Capital:
   General Partner Preferred Units ......................................       336,990        336,990
   General Partner Units ................................................       708,868        694,899
   Unamortized Value of General Partnership Restricted Units ............       (11,787)        (4,087)
   Limited Partners' Units ..............................................       185,046        187,548
                                                                            -----------    -----------
              Total Partners' Capital ...................................     1,219,117      1,215,350
                                                                            -----------    -----------
              Total Liabilities and Partners' Capital ...................   $ 2,518,124    $ 2,443,987
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

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)

                                                                          Six Months      Six Months
                                                                             Ended          Ended
                                                                         June 30, 2000  June 30, 1999
                                                                         -------------  -------------
Revenues:
   Rental Income ........................................................   $ 124,668    $ 126,806
   Tenant Recoveries and Other Income ...................................      33,421       33,241
                                                                            ---------    ---------
             Total Revenues .............................................     158,089      160,047
                                                                            ---------    ---------

Expenses:
   Real Estate Taxes ....................................................      25,603       25,621
   Repairs and Maintenance ..............................................       7,863        8,789
   Property Management ..................................................       6,154        4,706
   Utilities ............................................................       3,808        3,945
   Insurance ............................................................         549          360
   Other ................................................................       2,410        1,793
   General and Administrative ...........................................       7,426        6,456
   Interest Expense .....................................................      38,559       38,775
   Amortization of Deferred Financing Costs .............................         865          570
   Depreciation and Other Amortization ..................................      29,638       29,163
                                                                            ---------    ---------
             Total Expenses .............................................     122,875      120,178
                                                                            ---------    ---------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ..........      35,214       39,869
Equity in Income of Other Real Estate Partnerships ......................      18,131       12,929
Equity in Income of Joint Ventures ......................................         119          246
                                                                            ---------    ---------
Income from Operations ..................................................      53,464       53,044
Gain on Sales of Real Estate ............................................      12,145        8,395
                                                                            ---------    ---------
Net Income ..............................................................      65,609       61,439
Less:  Preferred Unit Distributions .....................................     (14,462)     (14,462)
                                                                            ---------    ---------
Net Income Available to Unitholders .....................................   $  51,147    $  46,977
                                                                            =========    =========


Net Income Available to Unitholders per Weighted Average Unit Outstanding:
           Basic ........................................................   $    1.12    $    1.04
                                                                            =========    =========
           Diluted ......................................................   $    1.11    $    1.04
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

                             FIRST INDUSTRIAL, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                  (UNAUDITED)



                                                                          Three Months    Three Months
                                                                             Ended           Ended
                                                                         June 30, 2000   June 30, 1999
                                                                         -------------   -------------
Revenues:
   Rental Income ........................................................   $ 62,281        $ 62,555
   Tenant Recoveries and Other Income ...................................     16,041          16,534
                                                                            --------        --------
             Total Revenues .............................................     78,322          79,089
                                                                            --------        --------
Expenses:
   Real Estate Taxes ....................................................     12,256          12,573
   Repairs and Maintenance ..............................................      3,882           3,720
   Property Management ..................................................      3,329           2,326
   Utilities ............................................................      1,802           1,749
   Insurance ............................................................        398             167
   Other ................................................................      1,208             898
   General and Administrative ............................................     3,872           3,361
   Interest Expense .....................................................     19,533          19,457
   Amortization of Deferred Financing Costs .............................        453             322
   Depreciation and Other Amortization ..................................     14,754          14,571
                                                                            --------        --------
             Total Expenses .............................................     61,487          59,144
                                                                            --------        --------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ..........     16,835          19,945
Equity in Income of Other Real Estate Partnerships ......................     11,323           6,521
Equity in Income of Joint Ventures ......................................         88             120
                                                                            --------        --------
Income from Operations ..................................................     28,246          26,586
Gain on Sales of Real Estate ............................................      6,257           6,850
                                                                            --------        --------
Net Income ..............................................................     34,503          33,436
Less:  Preferred Unit Distributions .....................................     (7,231)         (7,231)
                                                                            --------        --------
Net Income Available to Unitholders .....................................   $ 27,272        $ 26,205
                                                                            ========        ========


Net Income Available to Unitholders per Weighted Average Unit Outstanding:
           Basic ........................................................   $    .59        $    .58
                                                                            ========        ========
           Diluted ......................................................   $    .59        $    .58
                                                                            ========        ========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Six Months Ended   Six Months Ended
                                                                       June 30, 2000      June 30, 1999
                                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................  $  65,609          $  61,439
  Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
   Depreciation .....................................................     26,655             26,574
   Amortization of Deferred Financing Costs .........................        865                570
   Other Amortization ...............................................      4,362              2,744
   Provision for Bad Debts ..........................................         50               --
   Equity in Income of Joint Ventures ...............................       (119)              (246)
   Distributions from Joint Ventures ................................        119                246
   Gain on Sales of Properties ......................................    (12,145)            (8,395)
   Equity in Income of Other Real Estate Partnerships ...............    (18,131)           (12,929)
   Distributions from Investment in Other Real Estate Partnerships ..     18,131             12,929
   Increase in Tenant Accounts Receivable and Prepaid
        Expenses and Other Assets, Net ..............................    (18,620)            (5,592)
   Increase in Deferred Rent Receivable .............................       (519)            (2,288)
   Increase (Decrease) in Accounts Payable and Accrued Expenses and
        Rents Received in Advance and Security Deposits .............      2,762             (5,188)
                                                                       ---------          ---------
        Net Cash Provided by Operating Activities ...................     69,019             69,864
                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate ..........   (150,545)           (67,701)
   Net Proceeds from Sales of Investment in Real Estate .............    103,013             76,567
   Investments in and Advances to Other Real Estate
     Partnerships ...................................................    (43,799)           (39,507)
   Distributions from Other Real Estate Partnerships ................     22,430             22,733
   Contributions to and Investments in Joint Venture ................        (37)              (778)
   Distributions from Joint Venture .................................        367                119
   Repayment of Mortgage Loans Receivable ...........................     12,813                199
   Increase in Restricted Cash ......................................    (10,960)           (27,917)
                                                                       ---------          ---------
        Net Cash Used in Investing Activities .......................    (66,718)           (36,285)
                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Unit Contributions ................................................      6,667                 59
  Unit Distributions ................................................    (56,626)           (54,227)
  Preferred Unit Distributions ......................................    (14,462)           (14,462)
  Repayments on Mortgage Loans Payable ..............................       (875)              (829)
  Proceeds from Acquisition Facilities Payable ......................    111,000             56,600
  Repayments on Acquisition Facilities Payable ......................    (43,200)           (33,300)
  Debt Issuance Costs ...............................................     (2,280)              (651)
                                                                       ---------          ---------
       Net Cash Provided by (Used in) Financing Activities ..........        224            (46,810)
                                                                       ---------          ---------
  Net Increase (Decrease) in Cash and Cash Equivalents ..............      2,525            (13,231)
  Cash and Cash Equivalents, Beginning of Period ....................         22             13,946
                                                                       ---------          ---------
  Cash and Cash Equivalents, End of Period ..........................  $   2,547          $     715
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


1.    ORGANIZATION AND FORMATION OF COMPANY

      First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at June 30, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.7% aggregate ownership interest at June 30, 2000.

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

      The consolidated financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of June 30, 2000, the Consolidated Operating Partnership owned 876 in-service properties containing an aggregate of approximately 56.4 million square feet of gross leasable area ("GLA"). On a combined basis, as of June 30, 2000, the Other Real Estate Partnerships owned 99 in-service properties containing an aggregate of approximately 11.9 million square feet of GLA.

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

      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for each of the six months and three months ended June 30, 2000 and 1999. Actual results could differ from those estimates.

      In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2000 and the results of its operations and its cash flows for each of the six months and three months ended June 30, 2000 and 1999.

Tenant Accounts Receivable, Net:

      The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 and $1,657 as of June 30, 2000 and December 31, 1999, respectively.

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

      Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                                           June 30,   December 31,
                                                                             2000         1999
                                                                           ---------  ------------
                                     ASSETS
Assets:
        Investment in Real Estate, Net .................................   $ 432,555    $ 433,970
        Other Assets, Net ..............................................      53,528       38,491
                                                                           ---------    ---------
                Total Assets ...........................................   $ 486,083    $ 472,461
                                                                           =========    =========
                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ........................................   $  41,617    $  41,891
        Other Liabilities ..............................................      36,221       35,620
                                                                           ---------    ---------
                 Total Liabilities .....................................      77,838       77,511
                                                                           ---------    ---------
        Partners' Capital ..............................................     408,245      394,950
                                                                           ---------    ---------
                 Total Liabilities and Partners' Capital ...............   $ 486,083    $ 472,461
                                                                           =========    =========

Condensed Combined Statements of Operations:

                                                                              Six Months Ended
                                                                           -----------------------
                                                                            June 30,      June 30,
                                                                             2000          1999
                                                                           ---------    ----------
Total Revenues .........................................................   $  31,284    $  29,325
Property Expenses ......................................................      (7,639)      (7,481)
General and Administrative .............................................        (112)        --
Interest Expense .......................................................      (1,517)      (1,527)
Amortization of Deferred Financing Costs ...............................         (34)         (34)
Depreciation and Other Amortization ....................................      (5,524)      (5,210)
Gain (Loss) on Sales of Real Estate ....................................       3,786          (53)
                                                                           ---------    ---------
Net Income .............................................................   $  20,244    $  15,020
                                                                           =========    =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)



4.    INVESTMENTS IN JOINT VENTURES

      During the six months ended June 30, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1,412 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, received distributions of approximately $486 from the September 1998 Joint Venture. As of June 30, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Acquisition Facilities:

      In June 2000, the Operating Partnership amended and restated the 1997 Unsecured Acquisition Facility and entered into a $300,000 unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or the Prime Rate at the Operating Partnership's election and provides for interest only payments until maturity. Under the 2000 Unsecured Acquisition Facility, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the 2000 Unsecured Acquisition Facility up to $400,000. The Operating Partnership may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The 2000 Unsecured Acquisition Facility matures on June 30, 2003.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:


                                           OUTSTANDING BALANCE AT        ACCRUED INTEREST PAYABLE AT       INTEREST RATE AT
                                       ------------------------------    ---------------------------    ----------------------

                                        JUNE 30,       DECEMBER 31,       JUNE 30,       DECEMBER 31,    JUNE 30,    MATURITY
                                         2000              1999             2000             1999         2000         DATE
                                       ---------       ------------      ----------      ------------   --------    ----------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan .......................     $  34,300        $  34,636         $     214        $     216      7.500%      4/01/03
Assumed Loans ....................         8,173            8,343              --               --        9.250%      1/01/13
LB Mortgage Loan  II .............           705              705              --               --        8.000%          (1)
Acquisition Mortgage Loan I ......         3,446            3,591              --               --        8.500%      8/01/08
Acquisition Mortgage Loan II .....         7,533            7,630              --               --        7.750%      4/01/06
Acquisition Mortgage Loan III ....         3,284            3,350              --               --        8.875%      6/01/03
Acquisition Mortgage Loan IV .....         2,392            2,423              --               --        8.950%     10/01/06
Acquisition Mortgage Loan VI .....           974  (2)         991   (2)        --               --        8.875%     11/01/06
Acquisition Mortgage Loan VII ....         1,359  (2)       1,390   (2)        --               --        9.750%      3/15/02
                                       ---------        ---------         ---------        ---------
Total ............................     $  62,166        $  63,059         $     214        $     216
                                       =========        =========         =========        =========

SENIOR UNSECURED DEBT, NET
2005 Notes .......................     $  50,000        $  50,000         $     383        $     383      6.900%     11/21/05
2006 Notes .......................       150,000          150,000               875              875      7.000%     12/01/06
2007 Notes .......................       149,964  (3)     149,961   (3)       1,457            1,457      7.600%      5/15/07
2011 Notes .......................        99,494  (3)      99,470   (3)         942              942      7.375%      5/15/11  (4)
2017 Notes .......................        99,833  (3)      99,828   (3)         625              625      7.500%     12/01/17
2027 Notes .......................        99,869  (3)      99,867   (3)         914              914      7.150%      5/15/27  (5)
2028 Notes .......................       199,779  (3)     199,776   (3)       7,009            7,009      7.600%      7/15/28
2011 Drs .........................        99,796  (3)      99,786   (3)       1,553            1,553      6.500%  (7) 4/05/11  (6)

Total ............................     $ 948,735        $ 948,688         $  13,758        $  13,758
                                       =========        =========         =========        =========
ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
Facility .........................     $    --          $  94,000         $    --          $     663              (8)          (8)
                                       =========        =========         =========        =========
2000 Unsecured Acquisition
   Facility ......................     $ 161,800        $    --           $      34        $    --       7.5400%     6/30/03
                                       =========        =========         =========        =========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At June 30, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $53 and $49, respectively. At December 31, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $57 and $64, respectively.
(3)  At June 30, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Drs. are net of unamortized discounts of $36, $506, $167, $131, $221 and $204, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.
(8)  The 1997 Unsecured Acquisition Facility was amended and restated in
     June 2000.

      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for each of the next five years ending December 31, and thereafter:
                                           Amount
                                        -----------
        Remainder of 2000               $       912
        2001                                  1,940
        2002                                  3,325
        2003                                198,332
        2004                                  1,319
        Thereafter                          967,331
                                        -----------
        Total                           $ 1,173,159
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

Unit Contributions:

      During the six months ended June 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 1,833 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9,634 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Distributions:

      On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28,164. On April 17, 2000 the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28,462.

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

      On June 30, 2000, the Operating Partnership paid a second quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on June 30, 2000 totaled, in the aggregate, approximately $7,231.

7.    ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the six months ended June 30, 2000, the Consolidated Operating Partnership acquired 28 industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $90,978, excluding costs incurred in conjunction with the acquisition of the properties and the land parcel. The Consolidated Operating Partnership also completed the development of 11 industrial properties comprising approximately 2.2 million square feet of GLA at a cost of approximately $71,646.

8.    SALES OF REAL ESTATE

      During the six months ended June 30, 2000, the Consolidated Operating Partnership sold 32 industrial properties and several land parcels. Gross proceeds from these sales were approximately $112,488. The gain on sales of real estate was approximately $12,145.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

9.    REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At June 30, 2000, the Consolidated Operating Partnership had 111 properties comprising approximately 9.8 million square feet of GLA held for sale (of which, 97 properties comprising approximately 9.0 million square feet of GLA are in the Consolidated Operating Partnership's exit markets). All of these industrial properties were identified as held for sale during the three months ended June 30, 2000. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the 111 industrial properties held for sale by the Consolidated Operating Partnership.

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                               -----------------------
                                                  2000          1999
                                               ---------      --------
     Total Revenues                            $  29,600      $ 28,478
     Operating Expenses                           (9,254)       (9,235)
     Depreciation and Amortization                (5,299)       (4,788)
                                               ---------      --------
     Net Income                                $  15,047      $ 14,455
                                               =========      ========


10.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                     Six Months Ended
                                                                                   ---------------------
                                                                                   June 30,    June 30,
                                                                                     2000        1999
                                                                                   --------    --------
Interest paid, net of capitalized interest .....................................   $ 39,190    $ 38,610
                                                                                   ========    ========
Interest capitalized ...........................................................   $  2,747    $  2,464
                                                                                   ========    ========
Supplemental Schedule of Noncash Investing and
Financing Activities:
   Distribution payable on Units ...............................................   $ 28,601    $ 27,157
                                                                                   ========    ========

Exchange of Limited Partnership Units for General Partnership Units:
   Limited Partnership Units ...................................................     (2,488)       (638)
   General Partnership Units ...................................................      2,488         638
                                                                                   --------    --------
                                                                                   $   --      $   --
                                                                                   ========    ========
Issuance of Units in exchange for property .....................................   $    869    $   --
                                                                                   ========    ========

In Conjunction with the Property and Land Acquisitions, the Following Assets and
Liabilities Were Assumed:
   Purchase of real estate .....................................................   $ 90,978    $ 16,484
   Accrued  real estate taxes and security deposits ............................       (957)        (42)
                                                                                   --------    --------
                                                                                   $ 90,021    $ 16,442
                                                                                   ========    ========
In conjunction with certain property sales, the Operating Partnership provided seller financing on behalf of certain buyers:
   Notes receivable ............................................................   $  5,149    $   --
                                                                                   ========    ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

11.   EARNINGS PER UNIT ("EPU")

      Net income per weighted average Unit - Basic, is based on the weighted average Units outstanding. Net income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:


                                                            Six Months Ended                     Three Months Ended
                                                      -----------------------------        -----------------------------
                                                      June 30, 2000   June 30, 1999        June 30, 2000   June 30, 1999
                                                      -------------   -------------        -------------   -------------
Numerator:
  Net Income .........................................   $ 65,609         $ 61,439            $ 34,503         $ 33,436
  Less: Preferred Distributions ......................    (14,462)         (14,462)             (7,231)          (7,231)
                                                         --------         --------            --------         --------
  Net Income Available to Unitholders
   - For Basic and Diluted  EPU ......................   $ 51,147         $ 46,977            $ 27,272         $ 26,205
                                                         ========         ========            ========         ========
Denominator:
  Weighted Average Units - Basic .....................     45,851           45,222              46,004           45,251

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of the
     Company that result in the issuance of general
     partnership units ...............................        195              118                 232              151
                                                         --------         --------            --------         --------
  Weighted Average Units - Diluted ...................     46,046           45,340              46,236           45,402
                                                         ========         ========            ========         ========
Basic EPU:
  Net Income Available to Unitholders ................   $   1.12         $   1.04            $    .59         $    .58
                                                         ========         ========            ========         ========
Diluted EPU:
  Net Income Available to Unitholders ................   $   1.11         $   1.04            $    .59         $    .58
                                                         ========         ========            ========         ========


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

      The Consolidated Operating Partnership has committed to the construction of ten development projects totaling approximately 1.0 million square feet of GLA for an estimated investment of approximately $62.5 million. Of this amount, approximately $31.9 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties.

13.   SUBSEQUENT EVENTS

      From July 1, 2000 to August 10, 2000, the Consolidated Operating Partnership acquired several land parcels for an aggregate purchase price of approximately $5,278, excluding costs incurred in conjunction with the acquisition of these land parcels. The Consolidated Operating Partnership also sold 11 industrial properties for approximately $40,693 of gross proceeds.

      On July 17, 2000, the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28,601.

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

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at June 30, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.7% aggregate ownership interest at June 30, 2000.

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

RESULTS OF OPERATIONS

      At June 30, 2000, the Consolidated Operating Partnership owned 876 in-service properties with approximately 56.4 million square feet of gross leasable area ("GLA"), compared to 867 in-service properties with approximately
55.7 million square feet of GLA at June 30, 1999. During the period between July 1, 1999 and June 30, 2000, the Consolidated Operating Partnership acquired 42 properties containing approximately 3.4 million square feet of GLA, completed development of 23 properties and expansion of one property totaling approximately 4.1 million square feet of GLA and sold 51 in-service properties totaling approximately 6.2 million square feet of GLA and several land parcels. The Consolidated Operating Partnership also took one property out of service which was subsequently sold comprising approximately .4 million square feet of GLA. In addition, during the period between July 1, 1999 and June 30, 2000, the Operating Partnership contributed four industrial properties comprising .2 million square feet of GLA to First Industrial Securities, L.P.

     The comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999 and the comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999 is shown net of property acquisitions, developments placed in service and property dispositions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

      Rental income and tenant recoveries and other income decreased by approximately $2.0 million or 1.2% due primarily to a decrease in average occupied GLA for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, offset by an increase in same store revenue. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999, increased by approximately $5.3 million or 4.0% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.2 million or 2.6% due primarily to increases in property management expense and other expenses, offset by a decrease in repairs and maintenance expense. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with 14 properties during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in repairs and maintenance expense is due to a decrease in snow removal and related expenses incurred during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Property expenses from properties owned prior to January 1, 1999 increased approximately $1.2 million or 3.2% primarily due to an increase in real estate taxes and property management expense offset by a decrease in repairs and maintenance.

      General and administrative expense increased by approximately $1.0 million due primarily to general pay increases and additional employees.

      Interest expense decreased by approximately $.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due primarily to a lower average debt balance outstanding and an increase in capitalized interest for the six months ended June 30, 2000 due to an increase in development activities. This was slightly offset by an increase in the weighted average interest rate for the six months ended June 30, 2000 (7.29%) compared to the six months ended June 30, 1999 (7.13%). The average debt balance outstanding for the six months ended June 30, 2000 and 1999 was approximately $1.14 billion and $1.17 billion, respectively.

      Amortization of deferred financing costs increased by approximately $.3 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's $300 million unsecured line of credit (the "1997 Unsecured Acquisition Facility").

      Depreciation and other amortization increased by approximately $.5 million due primarily to the additional depreciation related to tenant improvements incurred subsequent to December 31, 1998.

      Equity in income of Other Real Estate Partnerships increased by approximately $5.2 million due primarily to an increase in average occupied GLA and an increase in gain on sales of real estate for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. During the six months ended June 30, 2000, the Other Real Estate Partnerships sold three industrial properties and one land parcel for a gain of approximately $3.8 million. During the six months ended June 30, 1999, the Other Real Estate Partnerships sold one land parcel for a loss of approximately $.1 million.

      Equity in income of joint ventures remained relatively unchanged.

      The $12.1 million gain on sales of properties for the six months ended June 30, 2000 resulted from the sale of 32 industrial properties and several land parcels. Gross proceeds from these sales were approximately $112.5 million.

      The $8.4 million gain on sales of properties for the six months ended June 30, 1999 resulted from the sale of 24 industrial properties and one land parcel. Gross proceeds from these sales were approximately $76.6 million.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED
JUNE 30, 1999

      Rental income and tenant recoveries and other income decreased by approximately $.8 million or 1.0% due primarily to a decrease in average occupied GLA for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, offset by an increase in same store revenue. Rental income and tenant recoveries and other income from properties owned prior to April 1, 1999, increased by approximately $2.5 million or 3.8% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.4 million or 6.7% due primarily to an increase in property management expense and other expenses. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with 11 properties during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Property expenses from properties owned prior to April 1, 1999 increased approximately $.6 million or 3.2% due to an increase in real estate taxes; repairs and maintenance, property management expense and utilities expense.

      General and administrative expense increased by approximately $.5 million due primarily to general pay increases and additional employees.

      Interest expense remained relatively unchanged.

      Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's 1997 Unsecured Acquisition Facility.

      Depreciation and other amortization increased by approximately $.2 million due primarily to the additional depreciation related to tenant improvements incurred subsequent to March 31, 1999.

      Equity in income of Other Real Estate Partnerships increased by approximately $4.8 million due primarily to an increase in average occupied GLA and an increase in gain on sales of real estate for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. During the three months ended June 30, 2000, the Other Real Estate Partnerships sold three industrial properties for a gain of approximately $3.8 million. During the three months ended June 30, 1999, the Other Real Estate Partnerships sold one land parcel for a loss of approximately $.1 million.

      Equity in income of joint ventures remained relatively unchanged.

      The $6.3 million gain on sales of properties for the three months ended June 30, 2000 resulted from the sale of 21 industrial properties and several land parcels. Gross proceeds from these sales were approximately $57.8 million.

      The $6.9 million gain on sales of properties for the three months ended June 30, 1999 resulted from the sale of 14 industrial properties. Gross proceeds from these sales were approximately $ 52.7 million.

LIQUIDITY AND CAPITAL RESOURCES

      On June 30, 2000, the Consolidated Operating Partnership's cash and cash equivalents was approximately $2.5 million and restricted cash totaled approximately $11.9 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2000

      Net cash provided by operating activities of approximately $69.0 million for the six months ended June 30, 2000 was comprised primarily of net income of approximately $65.6 million and adjustments for non-cash items of approximately $19.3 million, offset by the net change in operating assets and liabilities of approximately $15.9 million. The adjustments for the non-cash items of approximately $19.3 million are primarily comprised of depreciation and amortization of approximately $31.8 million and a provision for bad debts of approximately $.1 million, offset by the gain on sales of real estate of approximately $12.1 million and the effect of the straight-lining of rental income of approximately $.5 million.

      Net cash used in investing activities of approximately $66.7 million for the six months ended June 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $.2 million for the six months ended June 30, 2000 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility (defined below), offset by the net borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and 2000 Unsecured Acquisition Facility (defined below) and Unit contributions.

SIX MONTHS ENDED JUNE 30, 1999

      Net cash provided by operating activities of approximately $69.9 million for the six months ended June 30, 1999 was comprised primarily of net income of approximately $61.4 million, adjustments for non-cash items of approximately $19.2 million, offset by the net change in operating assets and liabilities of approximately $10.7 million. The adjustments for the non-cash items of approximately $19.2 million are primarily comprised of depreciation and amortization of approximately $29.9 million, offset by the gain on sales of real estate of approximately $8.4 million and the effect of the straight-lining of rental income of approximately $2.3 million.

      Net cash used in investing activities of approximately $36.3 million for the six months ended June 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, and investments in and advances to the Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from the Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

      Net cash used in financing activities of approximately $46.8 million for the six months ended June 30, 1999 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs, offset by net borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and Unit (defined below) contributions.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At June 30, 2000, $161.8 million (approximately 13.8% of total debt at June 30, 2000) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below)) and $1,010.9 million (approximately 86.2% of total debt at June 30, 2000) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at June 30, 2000, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.2 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2000 by approximately $47.8 million to $901.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2000 by approximately $53.2 million to $1,002.9 million. A 10% increase in interest rates would decrease the fair value of the Written Options at June 30, 2000 by approximately $2.1 million to $3.1 million. A 10% decrease in interest rates would increase the fair value of the Written Options at June 30, 2000 by approximately $3.5 million to $8.7 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the six months ended June 30, 2000, the Consolidated Operating Partnership acquired 28 industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $91.0 million, excluding costs incurred in conjunction with the acquisition of the properties and the land parcel. The Consolidated Operating Partnership also completed the development of 11 industrial properties comprising approximately
2.2 million square feet of GLA at a cost of approximately $71.6 million.

      During the six months ended June 30, 2000, the Consolidated Operating Partnership sold 32 industrial properties and several land parcels. Gross proceeds from these sales were approximately $112.5 million.

      The Consolidated Operating Partnership has committed to the construction of ten development projects totaling approximately 1.0 million square feet of GLA for an estimated investment of approximately $62.5 million. Of this amount, approximately $31.9 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below) and proceeds from the sale of select properties.

REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At June 30, 2000, the Consolidated Operating Partnership had 111 industrial properties comprising approximately 9.8 million square feet of GLA held for sale (of which, 97 properties comprising approximately 9.0 million square feet of GLA are in the Consolidated Operating Partnership's exit markets). Income from operations of the 111 industrial properties held for sale for the six months ended June 30, 2000 and 1999 is approximately $15.0 million and $14.5 million, respectively. Net carrying value of the 111 industrial properties held for sale at June 30, 2000 is approximately $354.8 million. All of these properties were identified as held for sale during the three months ended June 30, 2000. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

      During the six months ended June 30, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1.4 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, received distributions of approximately $.5 million from the September 1998 Joint Venture. As of June 30, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

ACQUISITION FACILITY PAYABLE

      In June 2000, the Operating Partnership amended and restated the 1997 Unsecured Acquisition Facility and entered into a $300.0 million unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or the Prime Rate at the Operating Partnership's election, and provides for interest only payments until maturity. Under the 2000 Unsecured Acquisition Facility, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the 2000 Unsecured Acquisition Facility up to $400.0 million. The Operating Partnership may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The 2000 Unsecured Acquisition Facility matures on June 30, 2003.

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

Unit Contributions:

      During the six months ended June 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 1,833 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

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

      On June 30, 2000, the Operating Partnership paid a second quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E cumulative Preferred Units. The preferred unit distributions paid on June 30, 2000, totaled, in the aggregate, approximately $7.2 million.

SUBSEQUENT EVENTS

      From July 1, 2000 to August 10, 2000, the Consolidated Operating Partnership acquired several land parcels for an aggregate purchase price of approximately $5.3 million, excluding costs incurred in conjunction with the acquisition of these land parcels. The Consolidated Operating Partnership also sold 11 industrial properties for approximately $40.7 million of gross proceeds.

      On July 17, 2000, the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28.6 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of June 30, 2000 and August 10, 2000, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. At June 30, 2000, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.54%. As of August 10, 2000 the Operating Partnership had approximately $104.1 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES

   During the six months ended June 30, 2000, the Operating Partnership issued an aggregate of 30,413 Units having an aggregate market value of approximately $.9 million in exchange for property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


Exhibit No.     Description
-----------     -----------

3.1 Twelfth Amendment, dated as of June 27, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial,
                L.P., dated March 18, 1998 (incorporated by reference to Exhibit
                10.2 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13102)

4.1 Amended and restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First
                Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG,
                Stamford Branch, Bank of America, N.A. and certain other banks
                (incorporated by reference to Exhibit 10.1 of First Industrial
                Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30,
                2000, File No. 1-13102)

10.1            Employment Agreement, dated July 19, 2000, between First
                Industrial Realty Trust, Inc. and Michael J. Havala
                (incorporated by reference to Exhibit 10.3 of First Industrial
                Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30,
                2000, File No. 1-13102)

10.2            Employment Agreement, dated July 26, 2000, between First
                Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.4 of First Industrial Realty Trust,
                Inc.'s Form 10-Q for the quarter ended June 30, 2000, File No.
                1-13102)

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

                                      FIRST INDUSTRIAL, L.P.

                                      BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                      ITS SOLE GENERAL PARTNER

Date: August 10, 2000                 By:  /s/ Michael J. Havala
                                          ----------------------------------
                                           Michael J. Havala
                                           Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
3.1             Twelfth Amendment, dated as of June 27, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial,
                L.P., dated March 18, 1998 (incorporated by reference to Exhibit
                10.2 of First Industrial Realty Trust, Inc.'s Form 10-Q for the
                quarter ended June 30, 2000, File No. 1-13102)
4.1             Amended and restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First
                Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG,
                Stamford Branch, Bank of America, N.A. and certain other banks
                (incorporated by reference to Exhibit 10.1 of First Industrial
                Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30,
                2000, File No. 1-13102)
10.1            Employment Agreement, dated July 19, 2000, between First
                Industrial Realty Trust, Inc. and Michael J. Havala
                (incorporated by reference to Exhibit 10.3 of First Industrial
                Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30,
                2000, File No. 1-13102)
10.2            Employment Agreement, dated July 26, 2000, between First
                Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.4 of First Industrial Realty Trust,
                Inc.'s Form 10-Q for the quarter ended June 30, 2000, File No.
                1-13102)
27 *            Financial Data Schedule




*    Filled herewith.