Form 10-Q
period 2000-09-30
FIRST INDUSTRIAL LP
filed 2000-11-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX



                                                                                             PAGE
                                                                                             ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..............  2

     Consolidated Statements of Operations for the Nine Months Ended September 30,
     2000 and September 30, 1999.............................................................  3

     Consolidated Statements of Operations for the Three Months Ended September 30, 2000
     and September 30, 1999..................................................................  4

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
     and September 30, 1999..................................................................  5

     Notes to Consolidated Financial Statements .............................................  6-17


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.......................................................................  18-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................  27


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ................................................................  28
  Item 2.  Changes in Securities ............................................................  28
  Item 3.  Defaults Upon Senior Securities...................................................  28
  Item 4.  Submission of Matters to a Vote of Security Holders ..............................  28
  Item 5.  Other Information ................................................................  28
  Item 6.  Exhibits and Report on Form 8-K...................................................  28


SIGNATURE ...................................................................................  29


EXHIBIT INDEX ...............................................................................  30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       September 30,  December 31,
                                                                          2000           1999
                                                                       -----------    -----------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land .........................................................   $   310,988     $   311,149
      Buildings and Improvements ...................................     1,543,806       1,776,217
      Furniture, Fixtures and Equipment ............................         1,353           1,353
      Construction in Progress .....................................        30,590          42,715
      Less: Accumulated Depreciation ...............................      (179,446)       (179,293)
                                                                       -----------     -----------
              Net Investment in Real Estate ........................     1,707,291       1,952,141

Real Estate Held for Sale, Net of
Accumulated Depreciation and Amortization of $31,266 ...............       333,645              --
Investments in and Advances to Other Real Estate Partnerships.......       449,874         380,774
Cash and Cash Equivalents ..........................................            --              22
Restricted Cash ....................................................         6,186             927
Tenant Accounts Receivable, Net ....................................         9,598           8,986
Investments in Joint Ventures ......................................         5,964           6,408
Deferred Rent Receivable ...........................................        13,125          13,777
Deferred Financing Costs, Net ......................................        10,952           9,905
Prepaid Expenses and Other Assets, Net .............................        71,965          71,047
                                                                       -----------     -----------
              Total Assets .........................................   $ 2,608,600     $ 2,443,987
                                                                       ===========     ===========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net .....................................   $    61,704     $    63,059
   Senior Unsecured Debt, Net ......................................       948,758         948,688
   Acquisition Facility Payable ....................................       222,200          94,000
   Accounts Payable and Accrued Expenses ...........................       112,392          75,397
   Rents Received in Advance and Security Deposits..................        20,719          19,329
   Distributions Payable ...........................................        35,640          28,164
                                                                       -----------     -----------
              Total Liabilities ....................................     1,401,413       1,228,637
                                                                       -----------     -----------

Commitments and Contingencies ......................................         --                 --

Partners' Capital:
    General Partner Preferred Units ................................       336,990         336,990
    General Partner Units ..........................................       697,569         694,899
    Unamortized Value of General Partnership Restricted Units.......       (10,692)         (4,087)
    Limited Partners' Units ........................................       183,320         187,548
                                                                       -----------     -----------
                Total Partners' Capital ............................     1,207,187       1,215,350
                                                                       -----------     -----------
                Total Liabilities and Partner's.....................   $ 2,608,600     $ 2,443,987
                   Capital..........................................   ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                          Nine Months         Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2000   September 30, 1999
                                                                      ------------------   ------------------
Revenues:
   Rental Income ..................................................   $ 187,868                 $ 188,641
   Tenant Recoveries and Other Income .............................      50,335                    50,269
                                                                      ---------                 ---------
             Total Revenues .......................................     238,203                   238,910
                                                                      ---------                 ---------

Expenses:
   Real Estate Taxes ..............................................      38,635                    37,534
   Repairs and Maintenance ........................................      11,595                    11,828
   Property Management ............................................       8,989                     6,882
   Utilities ......................................................       5,817                     5,842
   Insurance ......................................................         934                       525
   Other ..........................................................       3,575                     2,713
   General and Administrative .....................................      12,486                     9,838
   Interest Expense ...............................................      59,145                    58,266
   Amortization of Deferred Financing Costs .......................       1,274                       919
   Depreciation and Other Amortization ............................      41,628                    43,495
                                                                      ---------                 ---------
              Total Expenses ......................................     184,078                   177,842
                                                                      ---------                 ---------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ....      54,125                    61,068
Equity in Income of Other Real Estate Partnerships ................      25,950                    35,677
Equity in Income of Joint Ventures ................................         189                       372
                                                                      ---------                 ---------
Income from Operations ............................................      80,264                    97,117
Gain on Sales of Real Estate ......................................      18,289                     9,904
                                                                      ---------                 ---------
Net Income ........................................................      98,553                   107,021
Less:  Preferred Unit Distributions ...............................     (21,693)                  (21,693)
                                                                      ---------                 ---------
Net Income Available to Unitholders ...............................   $  76,860                 $  85,328
                                                                      =========                 =========


Net Income Available to Unitholders per Weighted Average Unit
Outstanding:
           Basic ..................................................   $    1.67                 $    1.89
                                                                      =========                 =========
           Diluted ................................................   $    1.67                 $    1.88
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                               Three Months           Three Months
                                                                                   Ended                 Ended
                                                                            September 30, 2000     September 30, 1999
                                                                            -------------------    ------------------
Revenues:
   Rental Income ........................................................        $ 63,200                $ 61,835
   Tenant Recoveries and Other Income ...................................          16,914                  17,028
                                                                                 --------                --------
             Total Revenues .............................................          80,114                  78,863
                                                                                 --------                --------

Expenses:
   Real Estate Taxes ....................................................          13,032                  11,913
   Repairs and Maintenance ..............................................           3,732                   3,039
   Property Management ..................................................           2,835                   2,176
   Utilities ............................................................           2,009                   1,897
   Insurance ............................................................             385                     165
   Other ................................................................           1,165                     920
   General and Administrative ...........................................           5,060                   3,382
   Interest Expense .....................................................          20,586                  19,491
   Amortization of Deferred Financing Costs .............................             409                     349
   Depreciation and Other Amortization ..................................          11,990                  14,332
                                                                                 --------                --------
              Total Expenses ............................................          61,203                  57,664
                                                                                 --------                --------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ..........          18,911                  21,199
Equity in Income of Other Real Estate Partnerships ......................           7,819                  22,748
Equity in Income of Joint Ventures ......................................              70                     126
                                                                                 --------                --------
Income from Operations ..................................................          26,800                  44,073
Gain on Sales of Real Estate ............................................           6,144                   1,509
                                                                                 --------                --------
Net Income ..............................................................          32,944                  45,582
Less:  Preferred Unit Distributions .....................................          (7,231)                 (7,231)
                                                                                 --------                --------
Net Income Available to Unitholders .....................................        $ 25,713                $ 38,351
                                                                                 ========                ========


Net Income Available to Unitholders per Weighted Average Unit Outstanding:
           Basic ........................................................        $    .56                $    .85
                                                                                 ========                ========
           Diluted ......................................................        $    .55                $    .85
                                                                                 ========                ========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Nine Months Ended        Nine Months Ended
                                                                       September 30, 2000        September 30, 1999
                                                                       -------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income ....................................................          $  98,553               $ 107,021
    Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ..................................................             37,466                  39,559
    Amortization of Deferred Financing Costs ......................              1,274                     919
    Other Amortization ............................................              5,718                   4,071
    Provision for Bad Debts .......................................                 50                      --
    Equity in Income of Joint Ventures ............................               (189)                   (372)
    Distributions from Joint Ventures .............................              189                     372
    Gain on Sales of Properties ...................................            (18,289)                 (9,904)
    Equity in Income of Other Real Estate Partnerships ............            (25,950)                (35,677)
    Distributions from Investment in Other Real Estate
          Partnerships ............................................             25,950                  35,677
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ...........................            (20,827)                 (7,451)
    Increase in Deferred Rent Receivable ..........................               (379)                 (3,137)
    Increase in Accounts Payable and Accrued Expenses
         and Rents Received in Advance and Security Deposits ......             35,182                   9,764
                                                                             ---------               ---------
          Net Cash Provided by Operating Activities ...............            138,748                 140,842
                                                                             ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate .......           (253,514)               (122,568)
    Net Proceeds from Sales of Investment in Real Estate...........            152,164                 133,913
    Investments in and Advances to Other Real Estate
         Partnerships .............................................            (93,512)               (104,863)
    Distributions from Other Real Estate Partnerships..............             24,412                  87,152
    Contributions to and Investments in Joint Venture .............                (37)                 (2,528)
    Distributions from Joint Venture...............................                481                     246
    Repayment of Mortgage Loans Receivable ........................             13,170                     314
    Increase in Restricted Cash ...................................             (5,259)                 (4,750)
                                                                             ---------               ---------
         Net Cash Used in Investing Activities ....................           (162,095)                (13,084)
                                                                             ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Unit Contributions, Net........................................              8,007                      59
    Unit Distributions ............................................            (85,229)                (81,380)
    Purchase of General Partner Units .............................            (11,699)                     --
    Preferred Unit Distributions ..................................            (14,462)                (21,693)
    Repayments on Mortgage Loans Payable ..........................             (1,328)                 (2,588)
    Proceeds from Acquisition Facilities Payable...................            195,500                  82,100
    Repayments on Acquisition Facilities Payable ..................            (67,300)               (121,300)
    Book Overdraft ................................................              2,158                   3,910
    Cost of Debt Issuance .........................................             (2,322)                   (812)
                                                                             ---------               ---------
           Net Cash Provided by (Used in) Financing Activities ....             23,325                (141,704)
                                                                             ---------               ---------
    Net Decrease in Cash and Cash Equivalents .....................                (22)                (13,946)
    Cash and Cash Equivalents, Beginning of Period ................                 22                  13,946
                                                                             ---------               ---------
    Cash and Cash Equivalents, End of Period ......................            $    --                 $    --
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

1.     ORGANIZATION AND FORMATION OF COMPANY


       First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at September 30, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.7% aggregate ownership interest at September 30, 2000.

       The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of nine limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture").

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

       The consolidated financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality. As of September 30, 2000, the Consolidated Operating Partnership owned 871 in-service properties containing an aggregate of approximately 56.9 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 2000, the Other Real Estate Partnerships owned 105 in-service properties containing an aggregate of approximately 12.7 million square feet of GLA.

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

       In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for each of the nine months and three months ended September 30, 2000 and 1999. Actual results could differ from those estimates.

       In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2000 and the results of its operations and its cash flows for each of the nine months and three months ended September 30, 2000 and 1999.

Tenant Accounts Receivable, Net:

       The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 and $1,657 as of September 30, 2000 and December 31, 1999, respectively.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Recent Accounting Pronouncements:

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133" was issued in June 2000. FASB 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FASB 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FASB 133, as amended, becomes effective for the Consolidated Operating Partnership for the year ending December 31, 2001. The Consolidated Operating Partnership does not expect this pronouncement to have a material impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

       In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee and certain effective repricing provisions apply to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. The Consolidated Operating Partnership has applied the accounting mandated by Interpretation 44 as of July 1, 2000 and there has not been a material impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

       The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company may convert its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary on or after January 1, 2001.

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

       Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                           September 30,       December 31,
                                                               2000                1999
                                                           -------------       ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .................     $435,588            $433,970
        Other Assets, Net ..............................       97,460              38,491
                                                             --------            --------
                Total Assets ...........................     $533,048            $472,461
                                                             ========            ========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans Payable ........................      $ 41,482            $ 41,891
        Other Liabilities ..............................       35,184              35,620
                                                             --------            --------
                 Total Liabilities .....................       76,666              77,511
                                                             --------            --------
        Partners' Capital ..............................      456,382             394,950
                                                             --------            --------
                 Total Liabilities and Partners' Capital     $533,048            $472,461
                                                             ========            ========


Condensed Combined Statements of Operations:


                                                         Nine Months Ended                        Three Months  Ended
                                                -------------------------------------    -------------------------------------
                                                 September 30,        September 30,       September 30,       September 30,
                                                     2000                 1999                2000                 1999
                                                ----------------     ----------------    ----------------    -----------------
Total Revenues ..............................      $ 47,384              $ 44,578           $ 16,100             $ 15,253
Property Expenses ...........................       (11,435)              (10,641)            (3,796)              (3,160)
General and Administrative ..................            16                  (136)               128                 (136)
Interest Expense ............................        (2,280)               (2,300)              (763)                (773)
Amortization of Deferred Financing Costs.....           (49)                  (50)               (15)                 (16)
Depreciation and Other Amortization .........        (8,407)               (7,911)            (2,883)              (2,701)
Gain on Sales of Real Estate ................         3,922                15,437                136               15,490
                                                   --------              --------           --------             --------
Net Income ..................................      $ 29,151              $ 38,977           $  8,907             $ 23,957
                                                   ========              ========           ========             ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

4.     INVESTMENTS IN JOINT VENTURES

       During the nine months ended September 30, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $2,114 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received distributions of approximately $627 and $43 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of September 30, 2000, the September 1998 Joint Venture owned 143 industrial properties comprising approximately 7.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Acquisition Facility:
       In June 2000, the Operating Partnership amended and restated the 1997 Unsecured Acquisition Facility and entered into a $300,000 unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or the Prime Rate at the Operating Partnership's election and provides for interest only payments until maturity. Under the 2000 Unsecured Acquisition Facility, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the 2000 Unsecured Acquisition Facility up to $400,000. The Operating Partnership may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The 2000 Unsecured Acquisition Facility matures on June 30, 2003.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

       The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:



                                                                                                          INTEREST
                                          OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT      RATE AT
                                       -----------------------------     ----------------------------    ------------
                                        SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER  30,   DECEMBER 31,   SEPTEMBER 30,  MATURITY
                                            2000             1999              2000           1999           2000         DATE
                                       -------------     -----------     -------------    -----------    ------------   --------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan ........................      $ 34,127           $ 34,636         $    213      $    216       7.500%          4/01/03
Assumed Loans .....................         8,085              8,343               --            --       9.250%          1/01/13
LB Mortgage Loan II ...............           705                705               --            --       8.000%              (1)
Acquisition Mortgage Loan I .......         3,371              3,591               --            --       8.500%          8/01/08
Acquisition Mortgage Loan II ......         7,483              7,630               --            --       7.750%          4/01/06
Acquisition Mortgage Loan III .....         3,249              3,350               --            --       8.875%          6/01/03
Acquisition Mortgage Loan IV ......         2,375              2,423               --            --       8.950%         10/01/06
Acquisition Mortgage Loan VI ......           965(2)             991(2)            --            --       8.875%         11/01/06
Acquisition Mortgage Loan VII......         1,344(2)           1,390(2)            --            --       9.750%          3/15/02
                                         --------            -------         --------      --------

Total .............................      $ 61,704           $ 63,059         $    213      $    216
                                         ========           ========         ========      ========

SENIOR UNSECURED DEBT, NET
2005 Notes ........................      $ 50,000           $ 50,000         $  1,246      $    383       6.900%         11/21/05
2006 Notes ........................       150,000            150,000            3,500           875       7.000%         12/01/06
2007 Notes ........................       149,965(3)         149,961(3)         4,307         1,457       7.600%          5/15/07
2011 Notes ........................        99,505(3)          99,470(3)         2,786           942       7.375%          5/15/11(4)
2017 Notes ........................        99,835(3)          99,828(3)         2,500           625       7.500%         12/01/17
2027 Notes ........................        99,871(3)          99,867(3)         2,701           914       7.150%          5/15/27(5)
2028 Notes ........................       199,782(3)         199,776(3)         3,209         7,009       7.600%          7/15/28
2011 Drs ..........................        99,800(3)          99,786(3)         3,177         1,553       6.500%(7)       4/05/11(6)
                                         --------            -------         --------      --------

Total .............................      $948,758           $948,688           23,426      $ 13,758
                                         ========           ========         ========      ========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
   Facility .......................      $     --           $ 94,000         $     --      $    663             (8)           (8)
                                         ========           ========         ========      ========
2000 Unsecured Acquisition
   Facility .......................      $222,200           $     --         $  1,219      $     --       7.430%          6/30/03
                                         ========           ========         ========      ========


(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At September 30, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $51 and $43, respectively. At December 31, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $57 and $64, respectively.
(3) At September 30, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $35, $495, $165, $129, $218 and $200, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.
(8)  The 1997 Unsecured Acquisition Facility was amended and restated in June
     2000.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for each of the next five years ending December 31, and thereafter:

                                   Amount
                                 ----------
             Remainder of 2000   $      458
             2001                     1,940
             2002                     3,325
             2003                   258,732
             2004                     1,319
             Thereafter             967,331
                                 ----------
             Total               $1,233,105
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

Unit Contributions:

     During the nine months ended September 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 2,768 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9,662 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the nine months ended September 30, 2000, certain employees of the Company exercised 340,600 non-qualified employee stock options. Gross proceeds to the Company were approximately $8,349. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

6.       PARTNERS' CAPITAL, CONTINUED

Non-Qualified Employee Stock Options:

     On May 17, 2000, the Company granted 70,000 non-qualified employee stock options. These stock options vest over one year and have a strike price of $30.00 per share. These stock options expire ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

     On August 28, 2000, the Company granted 863,950 non-qualified employee stock options. These stock options vest over three years and have a strike price of $27.25 per share. The market price of the stock on the date of grant was $28.75. The Company will amortize the in-the-money intrinsic value of the stock options over the vesting period. These stock options expire ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

Distributions:

      On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28,164. On April 17, 2000 the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28,462. On July 17, 2000 the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28,601.

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

Purchase of Units:

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the nine months ended September 30, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67. The Operating Partnership repurchased general partnership Units from the Company in the same amount.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

7.    ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the nine months ended September 30, 2000, the Consolidated Operating Partnership acquired 41 industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $169,547, excluding costs incurred in conjunction with the acquisition of the properties and the land parcel. The Consolidated Operating Partnership also completed the development of 13 industrial properties comprising approximately 2.6 million square feet of GLA at a cost of approximately $91,644.

8.    SALES OF REAL ESTATE

      During the nine months ended September 30, 2000, the Consolidated Operating Partnership sold 49 industrial properties and several land parcels. Gross proceeds from these sales were approximately $163,412. The gain on sales of real estate was approximately $18,289.

9.   REAL ESTATE HELD FOR SALE

      The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At September 30, 2000, the Consolidated Operating Partnership had 104 properties comprising approximately
9.3 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the 104 industrial properties held for sale by the Consolidated Operating Partnership.


                                  NINE MONTHS ENDED      THREE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                 -------------------    --------------------
                                  2000        1999        2000        1999
                                 -------------------    --------------------
Total Revenues                  $ 41,487    $ 38,854    $ 14,026    $ 12,795
Operating Expenses
                                 (13,321)    (12,648)     (4,518)     (3,877)
Depreciation and Amortization
                                  (4,977)     (6,584)        (59)     (2,195)
                                --------    --------    --------    --------
Income from Operations            23,189      19,622       9,449       6,723
                                ========    ========    ========    ========


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

10.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                                         Nine Months Ended
                                                                                  -------------------------------
                                                                                  September 30,     September 30,
                                                                                       2000             1999
                                                                                  -------------     -------------
   Interest paid, net of capitalized interest..................................      $  48,924        $  48,659
                                                                                     =========        =========
   Interest capitalized........................................................      $   4,075        $   3,893
                                                                                     =========        =========

Supplemental Schedule of Noncash Investing and
Financing Activities:
   Distribution payable on Units...............................................      $  28,409        $  27,157
                                                                                     =========        =========
   Distribution payable on Preferred Units.....................................      $   7,231        $    --
                                                                                     =========        =========

Exchange of Limited Partnership Units for General Partnership
Units:
    Limited Partnership Units..................................................         (3,793)          (1,972)
    General Partnership Units..................................................          3,793            1,972
                                                                                     ---------        ---------
                                                                                          --               --
                                                                                     ---------        ---------
Issuance of Units in exchange for property.....................................            869             --
                                                                                     =========        =========

In Conjunction with the Property and Land Acquisitions, the Following Assets and Liabilities Were Assumed:

   Purchase of real estate.....................................................      $ 169,547        $  56,840
   Accrued real estate taxes and security deposits.............................         (2,017)            (101)
                                                                                     ---------        ---------
                                                                              .      $ 167,530        $  56,739
                                                                                     =========        =========

In conjunction with certain property sales, the Operating
Partnership provided seller financing on behalf of certain buyers:
   Notes receivable............................................................      $   5,149        $    --
                                                                                     =========        =========

IN CONJUNCTION WITH THE CONTRIBUTION OF THREE PROPERTIES FROM THE
OPERATING PARTNERSHIP TO FIRST INDUSTRIAL SECURITIES, L.P. ON
AUGUST 19, 1999, THE FOLLOWING ASSETS AND LIABILITIES WERE
CONTRIBUTED:

   Investment in real estate, net...............................                                      $   9,176
   Tenant accounts receivable...................................                                              2
   Deferred rent receivable.....................................                                             18
   Accounts payable and accrued expenses........................                                            (73)
                                                                                                      ---------
   Investment in other real estate partnerships.................                                      $   9,123
                                                                                                      =========


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


11.    EARNINGS PER UNIT ("EPU")

      Net income per weighted average Unit - Basic, is based on the weighted average Units outstanding. Net income per weighted average Unit - Diluted, is based on the weighted average Units outstanding plus the effect of in-the-money employee stock options that result in the issuance of general partnership units. The computation of basic and diluted EPU is presented below:


                                                           Nine Months Ended               Three Months Ended
                                                     -----------------------------   ------------------------------
                                                     September 30,   September 30,   September 30,    September 30,
                                                         2000            1999            2000             1999
                                                     -------------   -------------   -------------    -------------
Numerator:
  Net Income ......................................   $  98,553         $ 107,021      $  32,944        $  45,582
  Less: Preferred Distributions ...................     (21,693)          (21,693)        (7,231)          (7,231)
                                                      ---------         ---------      ---------        ---------
  Net Income Available to Unitholders
   - For Basic and Diluted  EPU ...................   $  76,860         $  85,328      $  25,713        $  38,351
                                                      =========         =========      =========        =========

Denominator:

  Weighted Average Units - Basic
                                                         45,918            45,233         46,051           45,255

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that result in the issuance of
     general partnership units ....................         225               114            291              100
                                                      ---------         ---------      ---------        ---------
  Weighted Average Units - Diluted
                                                         46,143            45,347         46,342           45,355
                                                      =========         =========      =========        =========

Basic EPU:

  Net Income Available to Unitholders .............   $    1.67         $    1.89      $     .56        $     .85
                                                      =========         =========      =========        =========
Diluted EPU:

  Net Income Available to Unitholders .............   $    1.67         $    1.88      $     .55        $     .85
                                                      =========         =========      =========        =========

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

       The Consolidated Operating Partnership has committed to the construction of 13 development projects totaling approximately 3.4 million square feet of GLA for an estimated investment of approximately $136.2 million. Of this amount, approximately $99.8 million remains to be funded. These developments are expected to be funded with cash flow from operations, proceeds from the sales of select properties of the Consolidated Operating Partnership and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility.

13.    SUBSEQUENT EVENTS

       From October 1, 2000 to November 10, 2000, the Consolidated Operating Partnership acquired several land parcels for an aggregate purchase price of approximately $11,882, excluding costs incurred in conjunction with the acquisition of these land parcels. The Consolidated Operating Partnership also sold eight industrial properties and several land parcels for approximately $11,397 of gross proceeds.

       On October 2, 2000, the Operating Partnership paid a third quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on October 2, 2000 totaled, in the aggregate, approximately $7,231.

       On October 23, 2000, the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28,409.

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

       The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at September 30, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own approximately a 15.7% aggregate ownership interest at September 30, 2000.

       The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), owns a 95% economic interest in FR Development Services, Inc. as well as a limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of nine limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). The financial statements of the Operating Partnership report the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

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

RESULTS OF OPERATIONS

       At September 30, 2000, the Consolidated Operating Partnership owned 871 in-service properties with approximately 56.9 million square feet of gross leasable area ("GLA"), compared to 854 in-service properties with approximately
54.0 million square feet of GLA at September 30, 1999. During the period between October 1,1999 and September 30, 2000, the Consolidated Operating Partnership acquired 52 properties comprising approximately 4.1 million square feet of GLA, completed development of 21 properties totaling approximately 4.2 million square feet of GLA and sold 52 properties totaling approximately 5.2 million square feet of GLA. The Consolidated Operating Partnership also took three properties out of service comprising approximately .1 million square feet of GLA. During the period between October 1, 1999 and September 30, 2000, the Consolidated Operating Partnership contributed one property comprising approximately .1 million square feet of GLA to First Industrial Securities, L.P.

       The comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999 and the comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999 is shown net of property acquisitions, developments placed in service and property dispositions.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

       Rental income and tenant recoveries and other income remained relatively unchanged. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999, increased by approximately $8.1 million or 4.2% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

       Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $4.2 million or 6.5% due primarily to increases in real estate tax expense, property management expense and other expenses. The increase in real estate tax expense is due to an increase in average GLA for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, as well as general increases in real estate taxes in many of the Consolidated Operating Partnership's markets. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with certain properties during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Property expenses from properties owned prior to January 1,1999 increased approximately $3.2 million or 5.8% primarily due to an increase in real estate tax expense. The increase in real estate tax expense is due to general increases in real estate taxes in many of the Consolidated Operating Partnership's markets.

       General and administrative expense increased by approximately $2.6 million due primarily to general pay increases and additional employees.

       Interest expense increased by approximately $.9 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase is primarily due to an increase in the weighted average interest rate for the nine months ended September 30, 2000 (7.31%) compared to the nine months ended September 30, 1999 (7.13%), offset by a decrease in the average debt balance outstanding and an increase in capitalized interest for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The average debt balance outstanding for the nine months ended September 30, 2000 and 1999 was approximately $1,159.4 million and $1,170.3 million, respectively. The increase in capitalized interest is due to an increase in development activities.

       Amortization of deferred financing costs increased by approximately $.4 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's former $300 million unsecured line of credit (the "1997 Unsecured Acquisition Facility") and the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below) which amended and restated the 1997 Unsecured Acquisition Facility.

       Depreciation and other amortization decreased by approximately $1.9 million due primarily to the Consolidated Operating Partnership ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to December 31, 1998. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 1998.

       Equity in income of Other Real Estate Partnerships decreased by approximately $9.7 million due primarily to a decrease in gain on sales of real estate for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, offset by an increase in average occupied GLA for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Other Real Estate Partnerships sold four industrial properties and one land parcel for a gain of approximately $3.9 million. During the nine months ended September 30, 1999, the Other Real Estate Partnerships sold ten industrial properties for a gain of approximately $15.4 million.

       The $18.3 million gain on sales of properties for the nine months ended September 30, 2000 resulted from the sale of 49 industrial properties and several land parcels. Gross proceeds from these sales were approximately $163.4 million.

       The $9.9 million gain on sales of properties for the nine months ended September 30, 1999 resulted from the sale of 40 industrial properties and two land parcels. Gross proceeds from these sales were approximately $140.4 million. Approximately $4.8 million and $3.8 million of the gross proceeds from the sales of these properties were received from the September 1998 Joint Venture and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and one property to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

       Rental income and tenant recoveries and other income increased by approximately $1.3 million or 1.6% due primarily to an increase in average occupied GLA for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. Rental income and tenant recoveries and other income from properties owned prior to July 1, 1999, increased by approximately $3.9 million or 6.0% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

       Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $3.0 million or 15.2% due primarily to increases in real estate tax expense, property management expense and other expenses. The increase in real estate tax expense is due to an increase in average GLA for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as well as general increases in real estate in many of the Consolidated Operating Partnership's markets. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with certain properties during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Property expenses from properties owned prior to July 1, 1999 increased approximately $1.9 million or 10.8% due to an increase in real estate tax expense. The increase in real estate tax expense is due to general increases in real estate taxes in many of the Consolidated Operating Partnership's markets.

       General and administrative expense increased by approximately $1.7 million due primarily to general pay increases and additional employees.

       Interest expense increased by approximately $1.1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase is primarily due to an increase in the weighted average interest rate for the three months ended September 30, 2000 (7.35%) compared to the three months ended September 30, 1999 (7.14%) and an increase in the average debt balance outstanding for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The average debt balance outstanding for the three months ended September 30, 2000 and 1999 was approximately $1,195.5 million and $1,180.1 million, respectively.

       Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below).

       Depreciation and other amortization decreased by approximately $2.3 million due primarily to the Consolidated Operating Partnership ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to June 30, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to June 30, 1999.

       Equity in income of Other Real Estate Partnerships decreased by approximately $14.9 million due primarily to a decrease in gain on sales of real estate for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, offset by an increase in average occupied GLA for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. During the three months ended September 30, 2000, the Other Real Estate Partnerships sold one industrial property for a gain of approximately $.1 million. During the three months ended September 30, 1999, the Other Real Estate Partnerships sold ten industrial properties for a gain of approximately $15.5 million.

       The $6.1 million gain on sales of properties for the three months ended September 30, 2000 resulted from the sale of 17 industrial properties and several land parcels. Gross proceeds from these sales were approximately $50.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

       On September 30, 2000, the Consolidated Operating Partnership's restricted cash totaled approximately $6.2 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 2000

       Net cash provided by operating activities of approximately $138.7 million for the nine months ended September 30, 2000 was comprised primarily of net income of approximately $98.6 million and adjustments for non-cash items of approximately $25.8 million and the net change in operating assets and liabilities of approximately $14.3 million. The adjustments for the non-cash items of approximately $25.8 million are primarily comprised of depreciation and amortization of approximately $44.4 million and a provision for bad debts of approximately $.1 million, offset by the gain on sales of real estate of approximately $18.3 million and the effect of the straight-lining of rental income of approximately $.4 million.

       Net cash used in investing activities of approximately $162.1 million for the nine months ended September 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investments in the September 1998 Joint Venture and the September 1999 Joint Venture, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

       Net cash provided by financing activities of approximately $23.3 million for the nine months ended September 30, 2000 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, the purchase of general partnership Units, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility (defined below), offset by the net borrowings under the Operating Partnership's 1997 Unsecured Acquisition Facility and 2000 Unsecured Acquisition Facility, Unit contributions and a book overdraft.

NINE MONTHS ENDED SEPTEMBER 30, 1999

       Net cash provided by operating activities of approximately $140.8 million for the nine months ended September 30, 1999 was comprised primarily of net income of approximately $107.0 million, adjustments for non-cash items of approximately $31.5 million and the net change in operating assets and liabilities of approximately $2.3 million. The adjustments for the non-cash items of approximately $31.5 million are primarily comprised of depreciation and amortization of approximately $44.5 million, offset by the gain on sales of real estate of approximately $9.9 million and the effect of the straight-lining of rental income of approximately $3.1 million.

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

       Net cash used in financing activities of approximately $141.7 million for the nine months ended September 30, 1999 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, repayments on mortgage loans payable, debt issuance costs and net repayments on the Operating Partnership's 1997 Unsecured Acquisition Facility, offset by Unit contributions and a book overdraft.

MARKET RISK

       The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

       This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

       In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

       At September 30, 2000, $222.2 million (approximately 18.0% of total debt at September 30, 2000) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below)) and $1,010.5 million (approximately 82.0% of total debt at September 30, 2000) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. The Consolidated Operating Partnership's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

       Based upon the amount of variable rate debt outstanding at September 30, 2000, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2000 by approximately $46.5 million to $897.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2000 by approximately $52.1 million to $995.8 million. A 10% increase in interest rates would decrease the fair value of the Written Options at September 30, 2000 by approximately $2.4 million to $3.7 million. A 10% decrease in interest rates would increase the fair value of the Written Options at September 30, 2000 by approximately $4.1 million to $10.2 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

       During the nine months ended September 30, 2000, the Consolidated Operating Partnership acquired 41 industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $169.5 million, excluding costs incurred in conjunction with the acquisition of the properties and the land parcel. The Consolidated Operating Partnership also completed the development of 13 industrial properties comprising approximately 2.6 million square feet of GLA at a cost of approximately $91.6 million.

       During the nine months ended September 30, 2000, the Consolidated Operating Partnership sold 49 industrial properties and several land parcels. Gross proceeds from these sales were approximately $163.4 million.

       The Consolidated Operating Partnership has committed to the construction of 13 development projects totaling approximately 3.4 million square feet of GLA for an estimated investment of approximately $136.2 million. Of this amount, approximately $99.8 million remains to be funded. These developments are expected to be funded with cash flow from operations, proceeds from the sales of select properties of the Consolidated Operating Partnership and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below).


REAL ESTATE HELD FOR SALE

       The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At September 30, 2000, the Consolidated Operating Partnership had 104 properties comprising approximately
9.3 million square feet of GLA held for sale. Income from operations of the 104 properties held for sale for the nine months ended September 30, 2000 and 1999 is approximately $23.2 million and $19.6 million, respectively. Income from operations of the 104 properties held for sale for the three months ended September 30, 2000 and 1999 is approximately $9.5 million and $6.7 million, respectively. Net carrying value of the 104 properties held for sale at September 30, 2000 is approximately $333.6 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

       During the nine months ended September 30, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $2.1 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received distributions of approximately $.6 million and .1 million from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of September 30, 2000, the September 1998 Joint Venture owned 143 industrial properties comprising approximately 7.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

Unit Contributions:

       During the nine months ended September 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 2,768 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9.7 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

       During the nine months ended September 30, 2000, certain employees of the Company exercised 340,600 non-qualified employee stock options. Gross proceeds to the Company were approximately $8.3 million. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

NON-QUALIFIED EMPLOYEE STOCK OPTIONS

       On May 17, 2000, the Company granted 70,000 non-qualified employee stock options. These stock options vest over one year and have a strike price of $30.00 per share. These stock options expire ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

       On August 28, 2000, the Company granted 863,950 non-qualified employee stock options. These stock options vest over three years and have a strike price of $27.25 per share. The market price of the stock on the date of grant was $28.75. The Company will amortize the in-the-money intrinsic value of the stock options over the vesting period. These stock options expire ten years from the date of grant. The exercise of these stock options will result in the issuance of Units to the Company in the same amount.

DISTRIBUTIONS

       On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28.2 million. On April 17, 2000, the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28.5 million. On July 17, 2000, the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28.6 million.

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

PURCHASE OF UNITS

       In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the nine months ended September 30, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67. The Operating Partnership repurchased general partnership Units from the Company in the same amount.

SUBSEQUENT EVENTS

       From October 1, 2000 to November 10, 2000, the Consolidated Operating Partnership acquired several land parcels for an aggregate purchase price of approximately $11.9 million, excluding costs incurred in conjunction with the acquisition of these land parcels. The Consolidated Operating Partnership also sold eight industrial properties and several land parcels for approximately $11.4 million of gross proceeds.

       On October 2, 2000, the Operating Partnership paid a third quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on October 2, 2000, totaled, in the aggregate, approximately $7.2 million.

       On October 23, 2000, the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28.4 million.

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

       The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of September 30, 2000 and November 10, 2000, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. At September 30, 2000, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of approximately 7.43%. As of November 10, 2000 the Operating Partnership had approximately $33.9 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133" was issued in June 2000. FASB 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FASB 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FASB 133, as amended, becomes effective for the Consolidated Operating Partnership for the year ending December 31, 2001. The Consolidated Operating Partnership does not expect this pronouncement to have a material impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

       In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee and certain effective repricing provisions apply to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. The Consolidated Operating Partnership has applied the accounting mandated by Interpretation 44 as of July 1, 2000 and there has not been a material impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

       The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company may convert its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary on or after January 1, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES

     During the nine months ended September 30, 2000, the Operating Partnership issued an aggregate of 30,413 Units having an aggregate market value of approximately $.9 million in exchange for property. During the period October 1, 2000 to November 10, 2000, the Operating Partnership issued an aggregate of 84,302 Units having an aggregate market value of approximately $2.6 million in exchange for property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In August 2000, the Operating Partnership solicited the written consent of its limited partners to an amendment to the Sixth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated March 18, 1998. Such amendment, the Thirteenth Amendment, dated as of September 1, 2000, is incorporated herein by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102. The votes cast in connection with the amendment were as follows:

         For the amendment:           7,157,709
         Against the amendment:          82,167
         Abstentions:                     2,167

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibit No.     Description
-----------     -----------

   3.1 Thirteenth Amendment, dated as of September 1, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   3.2 Fourteenth Amendment, dated as of October 13, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.2 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   3.3 Fifteenth Amendment, dated as of October 13, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.3 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   3.4 Sixteenth Amendment, dated as of October 27, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.4 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   27*          Financial Data Schedule

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


                                         FIRST INDUSTRIAL, L.P.
                                         BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                         ITS SOLE GENERAL PARTNER

Date: November 13, 2000                  By:  /s/ Michael J. Havala
                                            ------------------------------------
                                            Michael J. Havala
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

   3.1 Thirteenth Amendment, dated as of September 1, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   3.2 Fourteenth Amendment, dated as of October 13, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.2 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   3.3 Fifteenth Amendment, dated as of October 13, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.3 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   3.4 Sixteenth Amendment, dated as of October 27, 2000, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.4 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-13102)

   27*          Financial Data Schedule


   *   Filed herewith.