Form 10-K
period 2000-12-31
FIRST INDUSTRIAL LP
filed 2001-03-28
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from -------------- to ---------------.


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

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I.

      Item 1.         Business......................................................................................   3
      Item 2.         The Properties................................................................................   6
      Item 3.         Legal Proceedings.............................................................................  29
      Item 4.         Submission of Matters to a Vote of Security Holders...........................................  29

PART II.

      Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.........................  30
      Item 6.         Selected Financial Data.......................................................................  31
      Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........  34
      Item 7a.        Quantitative and Qualitative Disclosures About Market Risk....................................  44
      Item 8.         Financial Statements and Supplementary Data...................................................  44
      Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........  44



PART III.

      Item 10.        Directors and Executive Officers of the Registrant............................................  44
      Item 11.        Executive Compensation........................................................................  44
      Item 12.        Security Ownership of Certain Beneficial Owners and Management................................  44
      Item 13.        Certain Relationships and Related Transactions................................................  44



PART IV.

      Item 14.        Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K..........  45



SIGNATURES         .................................................................................................  49

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

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
      GENERAL

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at December 31, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.7% interest in the Operating Partnership at December 31, 2000.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the majority economic stockholder of FR Development Services, Inc., and holds at least a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

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

         As of December 31, 2000, the Operating Partnership, the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 865 in-service industrial properties, containing an aggregate of approximately 55.6 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2000, the Other Real Estate Partnerships owned 104 in-service industrial properties, containing an aggregate of approximately 12.6 million square feet of GLA. Of the 104 industrial properties owned by the Other Real Estate Partnerships at December 31, 2000, 22 are held by the Mortgage Partnership, 24 are held by the Pennsylvania Partnership, 22 are held by the Securities Partnership, 22 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.


         The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 23, 2001, the Consolidated Operating Partnership had 283 employees.

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

- External Growth. The Consolidated Operating Partnership seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Consolidated Operating Partnership's investment parameters and geographic target markets; and (iii) the expansion of its properties.


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

- Market Strategy. The Consolidated Operating Partnership's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this market strategy, the Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge. The net proceeds from the sales of properties in these markets will be used to bolster the Consolidated Operating Partnership's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

- Disposition Strategy. As mentioned in the Market Strategy section above, the Consolidated Operating Partnership is planning to exit the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge. The Consolidated Operating Partnership also continues to evaluate local market conditions and property-related factors in its other markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Consolidated Operating Partnership's acquisition/development strategy is to concentrate on the top 25 markets mentioned in the Market Strategy section above. The Consolidated Operating Partnership will use its Integrated Industrial Solutions (TM) capabilities to target these markets. Of the 969 properties in the Consolidated Operating Partnership's and Other Real Estate Partnerships' combined portfolios at December 31, 2000, 233 properties have been developed by either the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating

         Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

- Financing Strategy. The Consolidated Operating Partnership plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments.

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


RECENT DEVELOPMENTS

         In 2000, the Consolidated Operating Partnership acquired or completed development of 103 properties, redeveloped one property and acquired several parcels of land for a total estimated investment of approximately $440.1 million. The Consolidated Operating Partnership also sold 104 in-service properties, one property that was out of service and several parcels of land for a gross sales price of approximately $404.0 million

         During the period January 1, 2001 through March 23, 2001, the Consolidated Operating Partnership acquired 13 industrial properties and several land parcels for a total estimated investment of approximately $45.5 million. The Consolidated Operating Partnership also sold eight industrial properties and one land parcel for approximately $19.5 million of gross proceeds.

         On March 9, 2001, the Operating Partnership declared a first quarter distribution of $.6575 per unit which is payable on April 23, 2001. The Operating Partnership also declared first quarter 2001 preferred unit distributions of $54.688 per unit on its 8-3/4% Series B Cumulative Preferred Units, $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units, $49.687 per unit on its 7.95% Series D Cumulative Preferred Units and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units. The preferred unit distributions are payable on April 2, 2001.

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200.0 million of unsecured notes in a private offering at an offering price of 99.695%. The unsecured notes mature on March 15, 2011 and bear a coupon interest rate of 7.375%.

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

                                    INDUSTRY


         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2000, the occupancy rates for industrial properties in the United States have ranged from 91.2%* to 93.3%*, with an occupancy rate of 93.3%* at December 31, 2000.

ITEM 2.  THE PROPERTIES

GENERAL

         At December 31, 2000, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 969 in-service properties (865 of which were owned by the Consolidated Operating Partnership and 104 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
68.2 million square feet of GLA (55.6 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 12.6 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 25 states, with a diverse base of more than 2,800 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The weighted average age of the Consolidated Operating Partnership's and the Other Real Estate Partnerships' properties on a combined basis as of December 31, 2000 was approximately 14.7 years.

         The Consolidated Operating Partnership and the Other Real Estate Partnerships classify their properties into five industrial categories: Light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Consolidated Operating Partnership and the Other Real Estate Partnerships have used what they believe is the most dominant characteristic to categorize the property.

         The following tables summarize certain information as of December 31, 2000 with respect to the properties owned by the Consolidated Operating Partnership, each of which is wholly-owned. Information in the tables excludes properties under development at December 31, 2000.


         * SOURCE: TORTO WHEATON RESEARCH

                       CONSOLIDATED OPERATING PARTNERSHIP
                                PROPERTY SUMMARY

                             Light Industrial             Bulk Warehouse                    R&D Flex
                          -----------------------   -------------------------      ----------------------
                                       Number of                    Number of                  Number of
Metropolitan Area            GLA      Properties       GLA         Properties         GLA      Properties
---------------------     ----------  ----------     ---------     -----------     ---------   -----------
Atlanta, GA                 366,882         6        3,079,307            11            --         --
Baltimore, MD               650,725        11          292,640             2            --         --
Baton Rouge, LA             116,347         3          108,800             1            --         --
Central
Pennsylvania                   --         --              --            --              --         --
Chicago, IL               1,757,174        33        2,653,426            12         188,185         3
Cincinnati, OH              334,220         2        1,348,880             6            --         --
Cleveland, OH                  --         --              --            --           102,500         1
Columbus, OH                   --         --         1,653,534             4         217,612         2
Dallas, TX                  754,833        21        1,539,888            10         193,507         9
Dayton, OH                  322,746         6             --            --            20,000         1
Denver, CO                1,998,681        45          202,939             2       1,866,591        47
Des Moines, IA                 --         --           879,040             5            --         --
Detroit, MI               2,516,870        95        1,079,130             9         593,246        20
Grand Rapids, MI            418,311         9        1,013,625             6          10,000         1
Houston, TX                 507,090         8        2,191,077            13         200,112         3
Indianapolis, IN            727,980        16        1,709,625             8          48,200         4
Long Island, NY             433,984        15             --            --              --         --
Los Angeles, CA              99,749         5             --            --              --         --
Louisville, KY                 --         --           443,500             2            --         --
Milwaukee, WI               290,826         6          100,000             1            --         --
Minneapolis/St
Paul, MN                  1,195,385        22        1,626,149             8         661,748        10
Nashville, TN               334,061         7        1,344,298             9            --         --
N. New Jersey             1,361,379        37          895,798             4         510,072        14
New Orleans, LA             395,831        10             --            --           169,801         5
Phoenix, AZ                  96,845         2             --            --              --         --
Portland, OR                734,032        31             --            --            53,021         2
Salt Lake City, UT          591,276        40             --            --           146,937         6
S. New Jersey               919,654        22          323,750             2            --         --
St. Louis, MO               383,407         8          589,519             4            --         --
Tampa, FL                   588,300        18          213,744             2         564,557        23
Other (a)                      --         --           583,855             5            --         --
                         ----------       ---       ----------           ---       ---------       ---
            Total        17,896,588       478       23,872,524           126       5,546,089       151
                         ==========       ===       ==========           ===       =========       ===

                               Regional Warehouse            Manufacturing
                           -----------------------   --------------------------
                                     Number of                        Number of
Metropolitan Area           GLA      Properties         GLA           Properties
---------------------     --------   -----------     ----------       -----------
Atlanta, GA                184,846            2         419,600             3
Baltimore, MD                 --           --           171,000             1
Baton Rouge, LA               --           --              --            --
Central
Pennsylvania                70,000            1            --            --
Chicago, IL                234,802            3       1,069,167             6
Cincinnati, OH                --           --              --            --
Cleveland, OH                 --           --              --            --
Columbus, OH                  --           --           255,470             1
Dallas, TX                 583,801            9         224,984             2
Dayton, OH                    --           --              --            --
Denver, CO                 301,492            5            --            --
Des Moines, IA                --           --              --            --
Detroit, MI                859,566           20          17,240             1
Grand Rapids, MI              --           --           413,500             1
Houston, TX                432,525            6            --            --
Indianapolis, IN           235,310            7          54,000             1
Long Island, NY             36,880            1            --            --
Los Angeles, CA               --           --              --            --
Louisville, KY                --           --              --            --
Milwaukee, WI               39,800            1            --            --
Minneapolis/St
Paul, MN                   537,034            5         790,732            11
Nashville, TN                 --           --           109,058             1
N. New Jersey              192,153            3            --            --
New Orleans, LA             40,500            1            --            --
Phoenix, AZ                   --           --              --            --
Portland, OR                  --           --              --            --
Salt Lake City, UT            --           --              --            --
S. New Jersey              209,300            3          22,738             1
St. Louis, MO                 --           --              --            --
Tampa, FL                  398,309            7            --            --
Other (a)                   50,000            1         346,103            6
                         ---------           --       ---------          ----
            Total        4,406,318           75       3,893,592            35
                         =========           ==       =========          ====

(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

                       CONSOLIDATED OPERATING PARTNERSHIP
                             PROPERTY SUMMARY TOTALS

                                                                      TOTALS
                                    ---------------------------------------------------------------------------
                                                                                                 GLA AS A % OF
                                                      NUMBER OF            OCCUPANCY AT              TOTAL
      METROPOLITAN AREA                GLA           PROPERTIES              12/31/00              PORTFOLIO
---------------------------         ----------       ----------            ------------            ---------
Atlanta, GA                          4,050,635           22                    98%                     7.3%
Baltimore, MD                        1,114,365           14                    96%                     2.0%
Baton Rouge, LA                        225,147            4                    97%                     0.4%
Central Pennsylvania                    70,000            1                   100%                     0.1%
Chicago, IL                          5,902,754           57                    93%                    10.6%
Cincinnati, OH                       1,683,100            8                    92%                     3.0%
Cleveland, OH                          102,500            1                   100%                     0.2%
Columbus, OH                         2,126,616            7                    96%                     3.8%
Dallas, TX                           3,297,013           51                    99%                     5.9%
Dayton, OH                             342,746            7                    96%                     0.6%
Denver, CO                           4,369,703           99                    95%                     7.9%
Des Moines, IA                         879,040            5                    99%                     1.6%
Detroit, MI                          5,066,052           145                   97%                     9.1%
Grand Rapids, MI                     1,855,436           17                   100%                     3.3%
Houston, TX                          3,330,804           30                    95%                     6.0%
Indianapolis, IN                     2,775,115           36                    89%                     5.0%
Long Island, NY                        470,864           16                    96%                     0.8%
Los Angeles, CA                         99,749            5                    90%                     0.2%
Louisville, KY                         443,500            2                   100%                     0.8%
Milwaukee, WI                          430,626            8                    95%                     0.8%
Minneapolis/St. Paul, MN             4,811,048           56                    94%                     8.7%
Nashville, TN                        1,787,417           17                    96%                     3.2%
N. New Jersey                        2,959,402           58                    94%                     5.3%
New Orleans, LA                        606,132           16                    96%                     1.1%
Phoenix, AZ                             96,845            2                    87%                     0.2%
Portland, OR                           787,053           33                    88%                     1.4%
Salt Lake City, UT                     738,213           46                    82%                     1.3%
S. New Jersey                        1,475,442           28                    90%                     2.7%
St. Louis, MO                          972,926           12                   100%                     1.7%
Tampa, FL                            1,764,910           50                    93%                     3.2%
Other   (a)                            979,958           12                   100%                     1.8%
                                    ----------           ---                  ---                    -----
   Total or Average                 55,615,111           865                   95%                   100.0%
                                    ==========           ===                  ===                    =====


(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

         The following tables summarize certain information as of December 31, 2000 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.



                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY

                            Light Industrial         Bulk Warehouse             R&D Flex
                          --------------------    ------------------------   --------------------
                                     Number of                   Number of              Number of
 Metropolitan Area         GLA       Properties      GLA         Properties   GLA       Properties
----------------------   ----------  ----------    -----------   ----------   --------  ----------
Atlanta, GA                  59,959          1      1,037,338          3      153,508       4
Baltimore, MD                65,860          1           --           --       78,418       1
Central
Pennsylvania                383,070          4      3,645,392         14         --        --
Chicago, IL                 150,115          3        760,168          4       49,730       1
Des Moines, IA               75,072          3           --           --         --        --
Detroit, MI                 380,254          8           --           --       33,092       2
Grand Rapids, MI             80,000          1        822,500          5         --        --
Indianapolis, IN               --           --      1,796,341          5         --        --
Milwaukee, WI                  --           --           --           --       93,705       2
Minneapolis/St
Paul, MN                    130,647          2           --           --         --        --
Nashville, TN                  --           --        160,661          1         --        --
Philadelphia, PA            273,775         12        324,320          2       36,802       2
St. Louis, MO                  --           --        245,000          2         --        --
Tampa, FL                      --           --           --           --       44,427       1
Other (a)                    99,000          3           --           --         --        --
                          ---------         --      ---------         --      -------      --
            Total         1,697,752         38      8,791,720         36      489,682      13
                          =========         ==      =========         ==      =======      ==


                          Regional Warehouse          Manufacturing
                         ---------------------     ------------------------
                                     Number of                    Number of
 Metropolitan Area         GLA       Properties       GLA         Properties
----------------------    --------   ----------     ----------    ----------
Atlanta, GA                90,289          1              --           --
Baltimore, MD                --           --              --           --
Central
Pennsylvania              117,579          3              --           --
Chicago, IL                50,000          1              --           --
Des Moines, IA             88,000          1              --           --
Detroit, MI                66,395          1              --           --
Grand Rapids, MI             --           --            31,750         1
Indianapolis, IN           60,000          1              --           --
Milwaukee, WI              39,468          1           468,000         1
Minneapolis/St
Paul, MN                     --           --           533,390         3
Nashville, TN                --           --              --           --
Philadelphia, PA           46,750          1            56,827         2
St. Louis, MO                --           --              --           --
Tampa, FL                    --           --              --           --
Other (a)                    --           --              --           --
                          -------         --         ---------        ---
            Total         558,481         10         1,089,967         7
                          =======         ==         =========        ===


(a)      Properties are located in Austin, Texas.

                         OTHER REAL ESTATE PARTNERSHIPS
                             PROPERTY SUMMARY TOTALS


                                                                      TOTALS
                                       -----------------------------------------------------------------------
                                                                                                    GLA AS A %
                                                          NUMBER OF            OCCUPANCY AT          OF TOTAL
      METROPOLITAN AREA                  GLA              PROPERTIES             12/31/00           PORTFOLIO
--------------------------------       -----------       -----------           ------------         ----------
Atlanta, GA                              1,341,094            9                     94%                10.6%
Baltimore, MD                              144,278            2                     97%                 1.1%
Central Pennsylvania                     4,146,041            21                    98%                32.8%
Chicago, IL                              1,010,013            9                     97%                 8.0%
Des Moines, IA                             163,072            4                     78%                 1.3%
Detroit, MI                                479,741            11                    99%                 3.8%
Grand Rapids, MI                           934,250            7                    100%                 7.4%
Indianapolis, IN                         1,856,341            6                     92%                14.7%
Milwaukee, WI                              601,173            4                    100%                 4.8%
Minneapolis/St. Paul, MN                   664,037            5                    100%                 5.3%
Nashville, TN                              160,661            1                    100%                 1.3%
Philadelphia, PA                           738,474            19                    94%                 5.8%
St. Louis, MO                              245,000            2                    100%                 1.9%
Tampa, FL                                   44,427            1                    100%                 0.4%
Other (a)                                   99,000            3                    100%                 0.8%
                                        ----------           ---                   ---                -----
   Total or Average                     12,627,602           104                    97%               100.0%
                                        ==========           ===                   ===                =====



(a)      Properties are located in Austin, Texas.

PROPERTY ACQUISITION ACTIVITY

         During 2000, the Consolidated Operating Partnership completed 16 separate industrial property acquisition transactions comprising 82 in-service industrial properties and one industrial property under redevelopment totaling approximately 5.6 million square feet of GLA at a total purchase price of approximately $257.3 million, or $45.82 per square foot. The Consolidated Operating Partnership also purchased numerous land parcels for an aggregate purchase price of approximately $57.0 million. The 83 industrial properties acquired have the following characteristics:


                                 NUMBER OF                                                  OCCUPANCY
       METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE             AT 12/31/00       ACQUISITION DATE
 ------------------------       ----------   ---------   -----------------------------     ------------       -----------------
  Houston, TX                        3         144,639      Light Industrial/R&D Flex          90%            January 12, 2000
  Southern New Jersey                1          79,329          Regional Warehouse             100%           January 27, 2000
  Nashville, TN                      3         339,051            Bulk Warehouse               100%           January 27, 2000
  Dallas, TX                         1         130,949            Bulk Warehouse               100%           March 31, 2000
  Harrisburg, PA (a)                 1          38,668           Light Industrial              N/A            April 18, 2000
  Houston, TX                        1         251,850            Bulk Warehouse               100%           April 25, 2000
  Dallas, TX                        18       1,303,317     R&D Flex/Bulk Whse/Reg Whse         100%           June 30, 2000
  Long Island, NY (b)                1          15,000           Light Industrial              N/A            August 15, 2000
  Los Angeles, CA                    3          69,592           Light Industrial              93%            September 6, 2000
  Los Angeles, CA                    2          30,157           Light Industrial              86%            September 20, 2000
  Northern New Jersey               12       1,257,143     Lt. Industrial/R&D Flex/Bulk        94%            September 28, 2000
                                                                       Whse
  Baltimore, MD                      3         125,212           Light Industrial              96%            December 5, 2000
  Tampa, FL                          6         179,494               R&D Flex                  98%            December 14, 2000
  Chicago, IL (c)                   18       1,208,074     Lt. Industrial/R&D Flex/Bulk        94%            December 18, 2000
                                                                  Whse/Reg. Whse
  Denver, CO                         4         234,683      Light Industrial/ R&D Flex         100%           December 29, 2000
  Detroit, MI                        6         208,197   Light Industrial/Reg. Warehouse       93%            December 29, 2000
                                -------     ----------
                Total               83       5,615,355
                                =======     ==========

(a)      Property was sold on June 27, 2000.

(b)      Property was sold on August 16, 2000.

(c) Acquisition includes a 50,400 square foot light industrial redevelopment property.


         During 2000, the Other Real Estate Partnerships completed one industrial property acquisition transaction comprising one in-service industrial property totaling approximately .2 million square feet of GLA at a total purchase price of approximately $6.3 million, or $29.62 per square foot. The Other Real Estate Partnerships also purchased numerous land parcels for an aggregate purchase price of approximately $2.9 million. The industrial property acquired has the following characteristics:


                                NUMBER OF                                                  OCCUPANCY
      METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE             AT 12/31/00      ACQUISITION DATE
--------------------------    -----------    ----------         ---------------            -----------      -------------------
 Philadelphia, PA                   1         214,320            Bulk Warehouse               100%          February 25, 2000
                              -------         -------
               Total                1         214,320
                              =======         =======

PROPERTY DEVELOPMENT ACTIVITY

         During 2000, the Consolidated Operating Partnership placed in service 20 developments and one redevelopment totaling approximately 3.6 million square feet of GLA at a total cost of approximately $125.8 million, or $35.27 per square foot. The developed properties have the following characteristics:

                                                                          OCCUPANCY
     METROPOLITAN AREA            GLA              PROPERTY TYPE         AT 12/31/00              COMPLETION DATE
-----------------------          ---------       ---------------         -----------           -------------------
Louisville, KY                     231,000        Bulk Warehouse             100%              February 1, 2000
Denver, CO (a)                      58,490           R&D Flex                N/A               March 1, 2000
Milwaukee, WI                      100,000        Bulk Warehouse             80%               March 1, 2000
Rochester, NY (b)                  796,806        Bulk Warehouse             N/A               March 1, 2000
Denver, CO                          16,500       Light Industrial            100%              March 15, 2000
Cincinnati, OH                     168,000        Bulk Warehouse             100%              May 1, 2000
Cincinnati, OH                     140,800        Bulk Warehouse             45%               May 1, 2000
Northern New Jersey                 45,700           R&D Flex                78%               June 1, 2000
Atlanta, GA                        504,000        Bulk Warehouse             100%              June 1, 2000
Salt Lake City, UT                  55,785           R&D Flex                100%              June 1, 2000
Northern New Jersey                 30,000           R&D Flex                67%               September 1, 2000
Indianapolis, IN                   389,660        Bulk Warehouse             100%              September 30, 2000
Long Island, NY (c)                 91,200           R&D Flex                N/A               September 30, 2000
Long Island, NY (c) (d)            134,991           R&D Flex                N/A               November 1, 2000
New Orleans, LA                     53,544       Light Industrial            100%              November 8, 2000
Philadelphia, PA                    70,000        Reg. Warehouse             100%              November 27, 2000
Minneapolis, MN                    128,500        Bulk Warehouse             87%               December 1, 2000
Chicago, IL (e)                    319,506        Bulk Warehouse             N/A               December 29, 2000
Phoenix, AZ                         58,285       Light Industrial            79%               December 29, 2000
Tampa, FL                          100,000       Light Industrial            80%               December 29, 2000
Tampa, FL                           72,000        Reg. Warehouse             65%               December 29, 2000
                                 ---------
                      Total      3,564,767
                                 =========


(a)      Property was sold on September 26, 2000.

(b)      Property was sold on February 18, 2000.

(c)      Property was sold on November 30, 2000.

(d)      Redevelopment.

(e)      Property was sold on December 29, 2000.

         During 2000, the Other Real Estate Partnerships placed in service six developments and one redevelopment totaling approximately .5 million square feet of GLA at a total cost of approximately $22.2 million, or $44.32 per square foot. The developed properties have the following characteristics:


                                                                          OCCUPANCY
     METROPOLITAN AREA            GLA              PROPERTY TYPE         AT 12/31/00           COMPLETION DATE
---------------------------       --------      -----------------        -----------           --------------------
Austin, TX                          33,000       Light Industrial            100%              February 1, 2000
Denver, CO (a)                      49,510        Bulk Warehouse             N/A               March 1, 2000
Austin, TX                          33,000       Light Industrial            100%              June 30, 2000
Chicago, IL                         50,000        Reg. Warehouse             65%               November 23, 2000
Minneapolis, MN (b)                123,485         Manufacturing             100%              December 17, 2000
Indianapolis, IN                   100,000        Bulk Warehouse             50%               December 29, 2000
Atlanta, GA                        110,000        Bulk Warehouse             55%               December 29, 2000
                                   -------
                      Total        498,995
                                   =======

(a)      Property was sold on September 26, 2000.

(b)      Redevelopment

        At December 31, 2000, the Consolidated Operating Partnership had 13 projects under development, with an estimated completion GLA of approximately
1.8 million square feet and an estimated completion cost of approximately $102.2 million.

        At December 31, 2000, the Other Real Estate Partnerships had 8 projects under development, with an estimated completion GLA of approximately 2.2 million square feet and an estimated completion cost of approximately $75.5 million.

PROPERTY SALES

        During 2000, the Consolidated Operating Partnership sold 104 in-service industrial properties and one out of service property totaling approximately 8.9 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $404.0 million. The 104 in-service properties and one out of service property sold have the following characteristics:

                                  NUMBER OF
METROPOLITAN AREA                 PROPERTIES           GLA                   PROPERTY TYPE               SALE DATE
-----------------------------    ------------       -----------    ------------------------------        -----------------
Nashville, TN (a)                     1                392,128              Bulk Warehouse               January 4, 2000
Portland, OR                          1                 20,500             Light Industrial              January 24, 2000
Cleveland, OH                         1                 32,000             Light Industrial              January 27, 2000
Cleveland, OH                         1                 51,525            Regional Warehouse             January 31, 2000
Rochester, NY                         1                796,806              Bulk Warehouse               February 18, 2000
Des Moines, IA                        1                 54,000             Light Industrial              February 23, 2000
Southern New Jersey                   1                 30,000             Light Industrial              March 13, 2000
Long Island, NY                       1                 99,600             Light Industrial              March 17, 2000
Chicago, IL                           3                 94,840         Light Industrial/R&D Flex         March 20, 2000
Atlanta, GA                           2                408,819              Bulk Warehouse               April 19, 2000
Atlanta, GA                           1                 32,000             Light Industrial              May 10, 2000
Hartford, CT                          11               619,191            Lt. Industrial/Bulk            June 8, 2000
                                                                          Whse/Manufacturing
Long Island, NY                       1                325,000              Bulk Warehouse               June 21, 2000
Harrisburg, PA                        1                 38,668             Light Industrial              June 27, 2000
St. Louis, MO                         1                 46,481             Light Industrial              June 29, 2000
Detroit, MI                           2                 58,650             Light Industrial              June 29, 2000
Detroit, MI                           1                 47,700            Regional Warehouse             June 29, 2000
St. Louis, MO                         1                 60,708             Light Industrial              June 30, 2000
Phoenix, AZ                           4                437,376     R&D Flex/Bulk Whse/Regional Whse      August 4, 2000
Cincinnati, OH                        5                111,375             Light Industrial              August 10, 2000
Cleveland, OH                         5                169,116             Light Industrial              August 10, 2000
Long Island, NY                       1                 15,000             Light Industrial              August 16, 2000
Columbus, OH                          1                 57,255             Light Industrial              August 30, 2000
Denver, CO                            1                 59,970                 R&D Flex                  September 26,
                                                                                                         2000
Long Island, NY                       1                 25,401             Light Industrial              October 10, 2000
Detroit, MI                           1                180,986              Bulk Warehouse               October 20, 2000
Detroit, MI                           1                 12,612             Light Industrial              October 23, 2000
Denver, CO                            5                 97,861         Light Industrial/R&D Flex         October 30, 2000
Chicago, IL                           1                 84,956             Light Industrial              November 20, 2000
St. Louis, MO                         1                 49,600             Light Industrial              November 20, 2000
Phoenix, AZ                           1                 98,052            Regional Warehouse             November 21, 2000
Long Island, NY                       32             3,266,434           Lt. Ind/R&D Flex/Bulk           November 30, 2000
                                                                       Whse/Regional Whse/Manuf.
Grand Rapids, MI                      1                 66,505             Light Industrial              December 1, 2000
Detroit, MI                           1                 12,612             Light Industrial              December 6, 2000
Detroit, MI                           1                 12,200             Light Industrial              December 13, 2000
Long Island, NY                       1                 58,850            Regional Warehouse             December 19, 2000
Minneapolis, MN                       1                124,800              Bulk Warehouse               December 20, 2000
Minneapolis, MN                       2                194,040               Manufacturing               December 20, 2000
Northern New Jersey                   1                 20,440             Light Industrial              December 24, 2000
Clarion, IA                           1                126,900              Bulk Warehouse               December 28, 2000
Northern New Jersey                   1                 13,580             Light Industrial              December 29, 2000
Green Bay, WI                         1                 25,254             Light Industrial              December 29, 2000
Portland, OR                          1                 49,624             Light Industrial              December 29, 2000
Chicago, IL                           1                319,506              Bulk Warehouse               December 29, 2000
                                     ---             ---------
                       Total         105             8,898,921
                                     ===             =========

(a)      Property was out of service when sold.

        During 2000, the Other Real Estate Partnerships sold four in-service industrial properties totaling approximately .7 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $29.7 million. The four in-service properties sold have the following characteristics:


                                  NUMBER OF
METROPOLITAN AREA                 PROPERTIES           GLA                 PROPERTY TYPE             SALE DATE
----------------------------     ---------------     -----------        ----------------             ------------------
Philadelphia, PA                      1                 81,071               R&D Flex                June 6, 2000
Louisville, KY                        1                532,400            Bulk Warehouse             June 26, 2000
Detroit, MI                           1                 42,360           Light Industrial            June 29, 2000
Denver, CO                            1                 50,760            Bulk Warehouse             September 26, 2000
                                 -------               -------
                       Total          4                706,591
                                 =======               =======




PR

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

         During the period January 1, 2001 through March 23, 2001, the Consolidated Operating Partnership acquired 13 industrial properties and several land parcels for a total estimated investment of approximately $45.5 million. The Consolidated Operating Partnership also sold eight industrial properties and one land parcel for approximately $19.5 million of gross proceeds.

         During the period January 1, 2001 through March 23, 2001, the Other Real Estate Partnerships acquired eight industrial properties for a total estimated investment of approximately $27.9 million. The Other Real Estate Partnerships also sold one industrial property and one land parcel for approximately $1.8 million of gross proceeds.

DETAIL PROPERTY LISTING

        The following table lists all of the Consolidated Operating Partnership's properties as of December 31, 2000, by geographic market area.

                                PROPERTY LISTING

                                                                                                                             OCCUP-
                                   LOCATION         ENCUM-      YEAR BUILT                          LAND AREA                ANCY AT
BUILDING ADDRESS                   CITY/STATE       BRANCES     -RENOVATED   BUILDING TYPE           (ACRES)      GLA       12/31/00
----------------                   ----------       -------     ----------   -------------           -------    --------    --------
ATLANTA
1650 GA Highway 155                McDonough, GA                  1991       Bulk Warehouse           12.80     228,400        100%
14101 Industrial Park Blvd.        Covington, GA                  1984       Light Industrial          9.25      92,160        100%
801-804 Blacklawn Road             Conyers, GA                    1982       Bulk Warehouse            6.67     111,185        100%
1665 Dogwood Drive                 Conyers, GA                    1973       Manufacturing             9.46     198,000        100%
1715 Dogwood Drive                 Conyers, GA                    1973       Manufacturing             4.61     100,000        100%
11235 Harland Drive                Covington, GA                  1988       Light Industrial          5.39      32,361        100%
700 Westlake Parkway               Atlanta, GA                    1990       Light Industrial          3.50      56,400         70%
800 Westlake Parkway               Atlanta, GA                    1991       Bulk Warehouse            7.40     132,400        100%
4050 Southmeadow Parkway           Atlanta, GA                    1991       Reg. Warehouse            6.60      87,328        100%
4051 Southmeadow Parkway           Atlanta, GA                    1989       Bulk Warehouse           11.20     171,671        100%
4071 Southmeadow Parkway           Atlanta, GA                    1991       Bulk Warehouse           17.80     209,918        100%
4081 Southmeadow Parkway           Atlanta, GA                    1989       Bulk Warehouse           12.83     254,172        100%
1875 Rockdale Industrial Blvd.     Conyers, GA                    1966       Manufacturing             5.70     121,600        100%
3312 N. Berkeley Lake Road         Duluth, GA                     1969       Bulk Warehouse           52.11   1,040,296        100%
370 Great Southwest Pkway (i)      Atlanta, GA                    1986       Light Industrial          8.06     150,536         66%
955 Cobb Place                     Kennesaw, GA                   1991       Reg. Warehouse            8.73      97,518        100%
1640 Sands Place                   Marietta, GA                   1977       Light Industrial          1.97      35,425         57%
7000 Highland Parkway              Smyrna, GA                     1998       Bulk Warehouse           10.00     123,808        100%
2084 Lake Industrial Court         Conyers, GA                    1998       Bulk Warehouse           13.74     180,000        100%
1003 Sigman Road                   Conyers, GA                    1996       Bulk Warehouse           11.30     123,457        100%
220 Greenwood Court                McDonough, GA                  2000       Bulk Warehouse           26.69     504,000        100%
                                                                                                             -----------   ---------
SUBTOTAL OR AVERAGE                                                          SUBTOTAL OR AVERAGE              4,050,635         98%
                                                                                                             -----------   ---------

BALTIMORE
3431 Benson                        Baltimore, MD                  1988       Light Industrial          3.48      60,227        100%
1801 Portal                        Baltimore, MD                  1987       Light Industrial          3.72      57,600        100%
1811 Portal                        Baltimore, MD                  1987       Light Industrial          3.32      60,000        100%
1831 Portal                        Baltimore, MD                  1990       Light Industrial          3.18      46,522        100%
1821 Portal                        Baltimore, MD                  1986       Light Industrial          4.63      86,234         92%
1820 Portal                        Baltimore, MD        (f)       1982       Bulk Warehouse            6.55     171,000        100%
4845 Governers Way                 Frederick, MD                  1988       Light Industrial          5.47      83,064         98%
8900 Yellow Brick Road             Baltimore, MD                  1982       Light Industrial          5.80      60,000        100%
7476 New Ridge                     Hanover, MD                    1987       Light Industrial         18.00      71,866         93%
1328 Charwood Road                 Hanover, MD                    1986       Bulk Warehouse            9.00     150,500         83%
8779 Greenwood Place               Savage, MD                     1978       Bulk Warehouse            8.00     142,140        100%
1350 Blair Drive                   Odenton, MD                    1991       Light Industrial          2.86      29,317        100%
1360 Blair Drive                   Odenton, MD                    1991       Light Industrial          4.19      42,985         90%
1370 Blair Drive                   Odenton, MD                    1991       Light Industrial          5.15      52,910        100%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE              1,114,365         96%
                                                                                                             -----------   ---------
BATON ROUGE
11200 Industriplex Blvd.           Baton Rouge, LA                1986       Light Industrial          3.00      42,355        100%
11441 Industriplex Blvd.           Baton Rouge, LA                1987       Light Industrial          2.40      35,596        100%
11301 Industriplex Blvd.           Baton Rouge, LA                1985       Light Industrial          2.50      38,396         80%
6565 Exchequer Drive               Baton Rouge, LA                1986       Bulk Warehouse            5.30     108,800        100%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE                225,147         97%
                                                                                                             -----------   ---------
CENTRAL PENNSYLVANIA
2252 125 East Kensinger Drive      Cranberry Township,
                                   PA                             2000       Reg. Warehouse           13.00      70,000        100%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE                 70,000        100%
                                                                                                             -----------   ---------
CHICAGO
2300 Hammond Drive                 Schaumburg, IL                 1970       Light Industrial          4.13      77,000        100%
6500 North Lincoln Avenue          Lincolnwood, IL               1965/88     Light Industrial          2.52      61,548        100%
3600 West Pratt Avenue             Lincolnwood, IL               1953/88     Bulk Warehouse            6.35     204,679         87%
917 North Shore Drive              Lake Bluff, IL                 1974       Light Industrial          4.27      84,575        100%
6750 South Sayre Avenue            Bedford Park, IL               1975       Light Industrial          2.51      63,383        100%
585 Slawin Court                   Mount Prospect, IL             1992       R&D/Flex                  3.71      38,150        100%
2300 Windsor Court                 Addison, IL                    1986       Bulk Warehouse            6.80     105,100        100%
3505 Thayer Court                  Aurora, IL                     1989       Light Industrial          4.60      64,220        100%
3600 Thayer Court                  Aurora, IL                     1989       Light Industrial          6.80      66,958        100%
736-776 Industrial Drive           Elmhurst, IL                   1975       Light Industrial          3.79      80,180        100%
305-311 Era Drive                  Northbrook, IL                 1978       Light Industrial          1.82      27,549        100%
700-714 Landwehr Road              Northbrook, IL                 1978       Light Industrial          1.99      41,835        100%
4330 South Racine Avenue           Chicago, IL                    1978       Manufacturing             5.57     168,000        100%
13040 S. Crawford Avenue           Alsip, IL                      1976       Bulk Warehouse           15.12     400,076        100%
12241 Melrose Street               Franklin Park, IL              1969       Light Industrial          2.47      77,301        100%

                                                                                                                            OCCUP-
                                 LOCATION            ENCUM-      YEAR BUILT                          LAND AREA               ANCY AT
BUILDING ADDRESS                 CITY/STATE          BRANCES     -RENOVATED   BUILDING TYPE           (ACRES)      GLA      12/31/00
----------------                 ----------          -------     ----------   -------------           -------    --------   --------
CHICAGO (CONT.)
12301-12325 S. Laramie Avenue    Alsip, IL                        1975       Bulk Warehouse            8.83     204,586        100%
6300 Howard                      Niles, IL                       1956/64     Manufacturing            19.50     364,000        100%
301 Hintz                        Wheeling, IL                     1960       Manufacturing             2.51      43,636        100%
301 Alice                        Wheeling, IL                     1965       Light Industrial          2.88      65,450        100%
410 West 169th Street            South Holland, IL                1974       Bulk Warehouse            6.40     151,436         70%
11939 South Central Avenue       Alsip, IL                        1972       Bulk Warehouse           12.60     320,171         99%
405 East Shawmut                 LaGrange, IL                     1965       Light Industrial          3.39      59,075        100%
1010-50 Sesame Street            Bensenville, IL        (c)       1976       Manufacturing             8.00     252,000        100%
5555 West 70th Place             Bedford Park, IL                 1973       Manufacturing             2.50      41,531        100%
3200-3250 South St. Louis (i)    Chicago, IL                      1968       Light Industrial          8.66      74,685        100%
3110-3130 South St. Louis        Chicago, IL                      1968       Light Industrial          4.00      23,254        100%
7301 South Hamlin                Chicago, IL                     1975/86     Light Industrial          1.49      56,017         43%
7401 South Pulaski               Chicago, IL                     1975/86     Bulk Warehouse            5.36     213,670         79%
3900 West 74th Street            Chicago, IL                     1975/86     Reg. Warehouse            2.13      66,000         0%
7501 South Pulaski               Chicago, IL                     1975/86     Bulk Warehouse            3.88     159,728        100%
385 Fenton Lane                  West Chicago, IL                 1990       Bulk Warehouse            6.79     182,000        100%
335 Crossroad Parkway            Bolingbrook, IL                  1996       Bulk Warehouse           12.86     288,000        100%
10435 Seymour Avenue             Franklin Park, IL                1967       Light Industrial          1.85      53,500         43%
905 Paramount                    Batavia, IL                      1977       Light Industrial          2.60      60,000        100%
1005 Paramount                   Batavia, IL                      1978       Light Industrial          2.50      64,574        100%
34-45 Lake Street                Northlake, IL                    1978       Bulk Warehouse            5.71     124,804        100%
2120-24 Roberts                  Broadview, IL                    1960       Light Industrial          2.30      60,009         52%
4309 South Morgan Street         Chicago, IL                      1975       Manufacturing             6.91     200,000         49%
405-17 University Drive          Arlington Hgts, IL               1977       Light Industrial          2.42      56,400        100%
3575 Stern Avenue                St. Charles, IL                1979/1984    Reg. Warehouse            2.73      68,728        100%
3810 Stern Avenue                St. Charles, IL                  1985       Reg. Warehouse            4.67     100,074        100%
3645 Swenson Avenue              St. Charles, IL                  1981       Light Industrial          3.27      42,547         34%
315 Kirk Road                    St. Charles, IL               1969/93/95    Bulk Warehouse           12.42     299,176        100%
550 Business Center Drive        Mount Prospect, IL               1984       Light Industrial          2.26      34,596        100%
700 Business Center Drive        Mount Prospect, IL               1980       Light Industrial          3.12      34,800        100%
555 Business Center Drive        Mount Prospect, IL               1981       Light Industrial          2.96      31,175        100%
800 Business Center Drive        Mount Prospect, IL              1988/99     Light Industrial          5.40      81,610        100%
580 Slawin Court                 Mount Prospect, IL               1985       Light Industrial          2.08      30,225        100%
1150 Feehanville Drive           Mount Prospect, IL               1983       Light Industrial          2.74      33,600        100%
850 Feehanville Drive            Mount Prospect, IL               1983       Light Industrial          2.87      34,875        100%
1200 Business Center Drive       Mount Prospect, IL             1988/2000    Light Industrial          6.68     106,000         76%
1331 Business Center Drive       Mount Prospect, IL               1985       Light Industrial          3.12      30,380        100%
1601 Feehanville Drive           Mount Prospect, IL             1986/2000    R&D/Flex                  6.07      64,080         76%
3627 Stern Avenue                St. Charles, IL                  1979       Light Industrial          1.84      30,000        100%
902 Feehanville Avenue           Mount Prospect, IL               1983       Light Industrial          3.61      49,853        100%
1661 Feehanville Avenue          Mount Prospect, IL               1986       R&D/Flex                  6.89      85,955         99%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE              5,902,754         93%
                                                                                                             -----------   ---------
CINCINNATI
9900-9970 Princeton              Cincinnati, OH         (a)       1970       Bulk Warehouse           10.64     185,580         82%
2940 Highland Avenue             Cincinnati, OH         (a)      1969/74     Bulk Warehouse           17.08     502,000         95%
4700-4750 Creek Road             Blue Ash, OH           (a)       1960       Light Industrial         15.32     265,000         97%
12072 Best Place                 Springboro, OH                   1984       Bulk Warehouse            7.80     112,500        100%
901 Pleasant Valley Drive        Springboro, OH                   1984       Light Industrial          7.70      69,220        100%
4440 Mulhauser Road              Cincinnati, OH                   1999       Bulk Warehouse           15.26     240,000        100%
4434 Mulhauser Road              Cincinnati, OH                   1999       Bulk Warehouse           25.00     140,800         45%
9449 Glades Drive                Hamilton, OH                     1999       Bulk Warehouse            7.40     168,000        100%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE              1,683,100         92%
                                                                                                             -----------   ---------
CLEVELAND
6675 Parkland Boulevard          Solon, OH                        1991       R&D/Flex                 10.41     102,500        100%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE                102,500        100%
                                                                                                             -----------   ---------
COLUMBUS
3800 Lockbourne Industrial Pky   Columbus, OH                     1986       Bulk Warehouse           22.12     404,734        100%
3880 Groveport Road              Obetz, OH                        1986       Bulk Warehouse           43.41     705,600        100%
1819 North Walcutt Road          Columbus, OH                     1973       Bulk Warehouse           11.33     243,000         69%
4300 Cemetery Road               Hilliard, OH                     1968       Manufacturing            62.71     255,470        100%
4115 Leap Road   (i)             Hilliard, OH                     1977       R&D/Flex                 18.66     217,612        100%
3300 Lockbourne                  Columbus, OH                     1964       Bulk Warehouse           17.00     300,200        100%
                                                                                                             -----------   ---------
                                                                             SUBTOTAL OR AVERAGE              2,126,616         96%
                                                                                                             -----------   ---------
DALLAS
1275-1281 Roundtable Drive       Dallas, TX                       1966       Light Industrial          1.75      30,642        100%
2406-2416 Walnut Ridge           Dallas, TX                       1978       Light Industrial          1.76      44,000        100%
12750 Perimeter Drive            Dallas, TX                       1979       Bulk Warehouse            6.72     178,200        100%
1324-1343 Roundtable Drive       Dallas, TX                       1972       Light Industrial          2.09      47,000        100%
1405-1409 Avenue II East         Grand Prairie, TX                1969       Light Industrial          1.79      36,000        100%
2651-2677 Manana                 Dallas, TX                       1966       Light Industrial          2.55      82,229        100%
2401-2419 Walnut Ridge           Dallas, TX                       1978       Light Industrial          1.20      30,000        100%

                                                                                                                             OCCU-
                                   LOCATION            ENCUM-     YEAR BUILT                         LAND AREA              PANCY AT
BUILDING ADDRESS                   CITY/STATE          BRANCES   -RENOVATED   BUILDING TYPE          (ACRES)      GLA       12/31/00
----------------                   ----------          -------   ----------   -------------          -------    --------    --------
DALLAS (CONT.)
4248-4252 Simonton                 Farmers Ranch, TX              1973       Bulk Warehouse           8.18     205,693         100%
900-906 Great Southwest Pkwy       Arlington, TX                  1972       Light Industrial         3.20      69,761         100%
2179 Shiloh Road                   Garland, TX                    1982       Reg. Warehouse           3.63      65,700         100%
2159 Shiloh Road                   Garland, TX                    1982       R&D/Flex                 1.15      20,800         100%
2701 Shiloh Road                   Garland, TX                    1981       Bulk Warehouse           8.20     214,650         100%
12784 Perimeter Drive (j)          Dallas, TX                     1981       Light Industrial         4.57      95,671         83%
3000 West Commerce                 Dallas, TX                     1980       Manufacturing           11.23     128,478         100%
3030 Hansboro                      Dallas, TX                     1971       Bulk Warehouse           3.71     100,000         100%
5222 Cockrell Hill                 Dallas, TX                     1973       Manufacturing            4.79      96,506         100%
405-407 113th                      Arlington, TX                  1969       Light Industrial         2.75      60,000         50%
816 111th Street                   Arlington, TX                  1972       Light Industrial         2.89      65,000         100%
1017-25 Jacksboro Highway          Fort Worth, TX                 1970       Light Industrial         1.49      30,000         100%
7341 Dogwood Park                  Richland Hills, TX             1973       Light Industrial         1.09      20,000         100%
7427 Dogwood Park                  Richland Hills, TX             1973       Light Industrial         1.60      27,500         100%
7348-54 Tower Street               Richland Hills, TX             1978       Light Industrial         1.09      20,063         50%
7370 Dogwood Park                  Richland Hills, TX             1987       Light Industrial         1.18      18,500         100%
7339-41 Tower Street               Richland Hills, TX             1980       Light Industrial         0.95      17,600         100%
7437-45 Tower Street               Richland Hills, TX             1977       Light Industrial         1.16      20,000         100%
7331-59 Airport Freeway            Richland Hills, TX             1987       R&D/Flex                 2.63      37,800         100%
7338-60 Dogwood Park               Richland Hills, TX             1978       R&D/Flex                 1.51      26,275         100%
7450-70 Dogwood Park               Richland Hills, TX             1985       Light Industrial         0.88      18,000         100%
7423-49 Airport Freeway            Richland Hills, TX             1985       R&D/Flex                 2.39      33,812         80%
7400 Whitehall Street              Richland Hills, TX             1994       Light Industrial         1.07      22,867         95%
1602-1654 Terre Colony             Dallas, TX                     1981       Bulk Warehouse           5.72     130,949         100%
3330 Duncanville Road              Dallas, TX                     1987       Reg. Warehouse           2.20      50,560         100%
2001 100th Street                  Grand Prairie, TX             1973/93     Reg. Warehouse           3.50      74,106         100%
6851-6909 Snowden Road             Fort Worth, TX                1985/86     Bulk Warehouse          13.00     281,200         100%
2351-2355 Merritt Drive            Garland, TX                    1986       R&D/Flex                 5.00      16,740         100%
10575 Vista Park                   Dallas, TX                     1988       Reg. Warehouse           2.10      37,252         100%
701-735 North Plano Road           Richardson, TX                1972/94     Bulk Warehouse           5.78     100,065         100%
2259 Merritt Drive                 Garland, TX                    1986       R&D Flex                 1.90      16,740         100%
2260 Merritt Drive                 Garland, TX                   1986/99     Reg. Warehouse           3.70      62,847         100%
2220 Merritt Drive                 Garland, TX                  1986/2000    Reg. Warehouse           3.90      70,936         100%
2010 Merritt Drive                 Garland, TX                    1986       Reg. Warehouse           2.80      57,392         100%
2363 Merritt Drive                 Garland, TX                    1986       R&D Flex                 0.40      12,300         100%
2447 Merritt Drive                 Garland, TX                    1986       R&D Flex                 0.40      12,300         100%
2465-2475 Merritt Drive            Garland, TX                    1986       R&D Flex                 0.50      16,740         100%
2485-2505 Merritt Drive            Garland, TX                    1986       Bulk Warehouse           5.70     108,550         100%
17919 Waterview Parkway            Dallas, TX                     1987       Reg. Warehouse           4.88      70,390         100%
4201 Highway 75 North              Sherman, TX                    1986       Bulk Warehouse          25.00     100,578         100%
2425 East Pioneer Drive            Irving, TX                     1987       Reg. Warehouse           6.60      94,618         100%
1350 Avenue South                  Grand Prairie, TX              1987       Bulk Warehouse           5.80     120,003         100%
                                                                                                            -----------    --------
                                                                             SUBTOTAL OR AVERAGE             3,297,013         99%
                                                                                                            -----------    --------
DAYTON
6094-6104 Executive Boulevard      Huber Heights, OH              1975       Light Industrial         3.33      43,200         70%
6202-6220 Executive Boulevard      Huber Heights, OH              1996       Light Industrial         3.79      64,000         100%
6268-6294 Executive Boulevard      Huber Heights, OH              1989       Light Industrial         4.03      60,800         100%
5749-5753 Executive Boulevard      Huber Heights, OH              1975       Light Industrial         1.15      12,000         100%
6230-6266 Executive Boulevard      Huber Heights, OH              1979       Light Industrial         5.30      84,000         100%
2200-2224 Sandridge Road           Moraine, OH                    1983       Light Industrial         2.96      58,746         100%
8119-8137 Uehling Lane             Dayton, OH                     1978       R&D/Flex                 1.15      20,000         100%
                                                                                                            -----------    --------
                                                                             SUBTOTAL OR AVERAGE               342,746         96%
                                                                                                            -----------    --------
DENVER
7100 North Broadway - Bldg. 1      Denver, CO                     1978       Light Industrial        16.80      32,269         89%
7100 North Broadway - Bldg. 2      Denver, CO                     1978       Light Industrial        16.90      32,500         96%
7100 North Broadway - Bldg. 3      Denver, CO                     1978       Light Industrial        11.60      22,259         97%
7100 North Broadway - Bldg. 5      Denver, CO                     1978       Light Industrial        15.00      28,789         100%
7100 North Broadway - Bldg. 6      Denver, CO                     1978       Light Industrial        22.50      38,255         84%
20100 East 32nd Avenue Parkway     Aurora, CO                     1997       R&D/Flex                 4.10      51,300         96%
15700 - 15820 West 6th Avenue      Golden, CO                     1978       Light Industrial         1.92      52,767         96%
15850-15884 West 6th Avenue        Golden, CO                     1978       Light Industrial         1.92      31,856         88%
5454 Washington                    Denver, CO                     1985       Light Industrial         4.00      34,740         100%
525 East 70th Street               Denver, CO                     1985       Light Industrial         5.18      12,000         100%
565 East 70th Street               Denver, CO                     1985       Light Industrial         5.18      29,990         100%
605 East 70th Street               Denver, CO                     1985       Light Industrial         5.18      34,000         100%
625 East 70th Street               Denver, CO                     1985       Light Industrial         5.18      24,000         100%
665 East 70th Street               Denver, CO                     1985       Light Industrial         5.18      24,000         100%
700 West 48th Street               Denver, CO                     1984       Light Industrial         5.40      53,431         100%
702 West 48th Street               Denver, CO                     1984       Light Industrial         5.40      23,820         78%
800 East 73rd                      Denver, CO                     1984       R&D/Flex                 4.50      49,360         100%
850 East 73rd                      Denver, CO                     1984       R&D/Flex                 4.50      38,962         82%

                                                                                                                             OCCU-
                                   LOCATION            ENCUM-     YEAR BUILT                         LAND AREA              PANCY AT
BUILDING ADDRESS                   CITY/STATE          BRANCES   -RENOVATED   BUILDING TYPE          (ACRES)      GLA       12/31/00
----------------                   ----------          -------   ----------   -------------          -------    --------    --------
DENVER (CONT.)
6425 North Washington                Denver, CO                   1983        R&D/Flex                 4.05     82,120          90%
3370 North Peoria Street             Aurora, CO                   1978        R&D/Flex                 1.64     25,520          78%
3390 North Peoria Street             Aurora, CO                   1978        R&D/Flex                 1.46     22,699          100%
3508-3538 North Peoria Street        Aurora, CO                   1978        R&D/Flex                 2.61     40,653          100%
3568 North Peoria Street             Aurora, CO                   1978        R&D/Flex                 2.24     34,937          91%
4785 Elati                           Denver, CO                   1972        Light Industrial         3.34     34,777          87%
4770 Fox Street                      Denver, CO                   1972        Light Industrial         3.38     26,565          100%
1550 West Evans                      Denver, CO                   1975        Light Industrial         3.92     78,788          96%
3751 - 71 Revere Street              Denver, CO                   1980        Reg. Warehouse           2.41     55,027          100%
3871 Revere Street                   Denver, CO                   1980        Reg. Warehouse           3.19     75,265          100%
5454 Havana Street                   Denver, CO                   1980        R&D/Flex                 2.68     42,504          100%
5500 Havana Street                   Denver, CO                   1980        R&D/Flex                 2.19     34,776          100%
4570 Ivy Street                      Denver, CO                   1985        Light Industrial         1.77     31,355          57%
5855 Stapleton Drive North           Denver, CO                   1985        Light Industrial         2.33     41,268          100%
5885 Stapleton Drive North           Denver, CO                   1985        Light Industrial         3.05     53,893          100%
5200-5280 North Broadway             Denver, CO                   1977        Light Industrial         1.54     31,780          100%
5977-5995 North Broadway             Denver, CO                   1978        Light Industrial         4.96     50,280          100%
2952-5978 North Broadway             Denver, CO                   1978        Light Industrial         7.91     88,977          100%
6400 North Broadway                  Denver, CO                   1982        Light Industrial         4.51     69,430          100%
875 Parfet Street                    Lakewood, CO                 1975        Light Industrial         3.06     49,216          100%
4721 Ironton Street                  Denver, CO                   1969        R&D/Flex                 2.84     51,260          100%
833 Parfet Street                    Lakewood, CO                 1974        R&D/Flex                 2.57     24,800          77%
11005 West 8th Avenue                Lakewood, CO                 1974        Light Industrial         2.57     25,672          100%
7100 North Broadway - 7              Denver, CO                   1985        R&D/Flex                 2.30     24,822          89%
7100 North Broadway - 8              Denver, CO                   1985        R&D/Flex                 2.30      9,107          77%
6804 East 48th Avenue                Denver, CO                   1973        R&D/Flex                 2.23     46,464          100%
445 Bryant Street                    Denver, CO                   1960        Light Industrial         6.31    292,472          83%
East 47th Drive -A                   Denver, CO                   1997        R&D/Flex                 3.00     51,200          100%
7025 South Revere Parkway            Denver, CO                   1997        R&D/Flex                 3.20     59,270          100%
9500 W. 49th Street - A              Wheatridge, CO               1997        Light Industrial         1.74     19,217          100%
9500 W. 49th Street - B              Wheatridge, CO               1997        Light Industrial         1.74     16,441          100%
9500 W. 49th Street - C              Wheatridge, CO               1997        R&D/Flex                 1.74     29,174          100%
9500 W. 49th Street - D              Wheatridge, CO               1997        Light Industrial         1.74     41,615          46%
8100 South Park Way - A              Littleton, CO                1997        R&D/Flex                 3.33     52,581          100%
8100 South Park Way - B              Littleton, CO                1984        R&D/Flex                 0.78     12,204          100%
8100 South Park Way - C              Littleton, CO                1984        Light Industrial         4.28     67,520          100%
451-591 East 124th Avenue            Littleton, CO                1979        Light Industrial         4.96     59,711          100%
14100 East Jewell                    Aurora, CO                   1980        R&D/Flex                 3.67     58,553          95%
14190 East Jewell                    Aurora,  CO                  1980        R&D/Flex                 1.84     29,442          100%
608 Garrison Street                  Lakewood, CO                 1984        R&D/Flex                 2.17     25,075          89%
610 Garrison Street                  Lakewood, CO                 1984        R&D/Flex                 2.17     24,965          61%
1111 West Evans (A&C)                Denver, CO                   1986        Light Industrial         2.00     36,894          100%
1111 West Evans (B)                  Denver, CO                   1986        Light Industrial         0.50      4,725          100%
15000 West 6th Avenue                Golden, CO                   1985        R&D/Flex                 5.25     69,279          100%
14998 West 6th Avenue Building E     Golden, CO                   1995        R&D/Flex                 2.29     42,832          100%
14998 West 6th Avenue Building F     Englewood, CO                1995        R&D/Flex                 2.29     20,424          100%
12503 East Euclid Drive              Denver, CO                   1986        R&D/Flex                10.90     97,871          77%
6547 South Racine Circle             Englewood, CO                1996        Light Industrial         3.92     59,918          100%
7800 East Iliff Avenue               Denver, CO                   1983        R&D/Flex                 3.06     22,296          100%
2369 South Trenton Way               Denver, CO                   1983        R&D/Flex                 4.80     33,108          100%
2370 South Trenton Way               Denver, CO                   1983        R&D/Flex                 3.27     22,735          100%
2422 South Trenton Way               Denver, CO                   1983        R&D/Flex                 3.94     27,413          100%
2452 South Trenton Way               Denver, CO                   1983        R&D/Flex                 6.78     47,931          100%
651 Topeka Way                       Denver, CO                   1985        R&D/Flex                 4.53     24,000          100%
680 Atchinson Way                    Denver, CO                   1985        R&D/Flex                 4.53     24,000          83%
8122 South Park Lane - A             Littleton, CO                1986        R&D/Flex                 5.09     43,987          94%
8122 South Park Lane -  B            Littleton, CO                1986        Light Industrial         2.28     20,389          100%
1600 South Abilene                   Aurora, CO                   1986        R&D/Flex                 3.53     47,930          100%
1620 South Abilene                   Aurora, CO                   1986        Light Industrial         2.04     27,666          100%
1640 South Abilene                   Aurora, CO                   1986        Light Industrial         2.80     37,948          100%
13900 East Florida Avenue            Aurora, CO                   1986        R&D/Flex                 1.44     19,493          100%
4301 South Federal Boulevard         Englewood, CO                1997        Reg. Warehouse           2.80     35,381          100%
14401-14492 East 33rd Place          Aurora, CO                   1979        Bulk Warehouse           4.75    100,100          100%
11701 East 53rd Avenue               Denver, CO                   1985        Reg. Warehouse           4.19     81,981          100%
5401 Oswego Street                   Denver, CO                   1985        Reg. Warehouse           2.80     53,838          100%
3811 Joliet                          Denver, CO                   1977        R&D/Flex                14.24    124,290          100%
2630 West 2nd Avenue                 Denver, CO                   1970        Light Industrial         0.50      8,260          100%
2650 West 2nd Avenue                 Denver, CO                   1970        Light Industrial         2.80     36,081          100%
14818 West 6th Avenue Bldg. A        Golden, CO                   1985        R&D/Flex                 2.54     39,776          100%

                                                                                                                             OCCUP-
                             LOCATION                  ENCUM-     YEAR BUILT                         LAND AREA               ANCY AT
BUILDING ADDRESS             CITY/STATE                BRANCES   -RENOVATED   BUILDING TYPE          (ACRES)      GLA       12/31/00
----------------             ----------                -------   ----------   -------------          -------    --------    --------
DENVER (CONT.)
14828 West 6th Avenue
  Bldg. B                      Golden, CO                         1985        R&D/Flex                 2.54     41,805          91%
12055 E. 49th Ave/
 4955 Peoria                   Denver, CO                         1984        R&D/Flex                 3.09     49,575          100%
4940-4950 Paris                Denver, CO                         1984        R&D/Flex                 1.58     25,290          100%
4970 Paris                     Denver, CO                         1984        R&D/Flex                 0.98     15,767          100%
5010 Paris                     Denver, CO                         1984        R&D/Flex                 0.92     14,822          100%
7367 South Revere Parkway      Englewood, CO                      1997        Bulk Warehouse           8.50    102,839          100%
10311 W. Hampden Avenue        Lakewood, CO                       1999        Light Industrial         4.40     52,183          57%
9195 6th Avenue                Lakewood, CO                       2000        Light Industrial         1.44     16,500          100%
8200 East Park
  Meadows Drive (i)            Lone Tree, CO                      1984        R&D Flex                 6.60     90,219          100%
3250 Quentin (i)               Aurora, CO                       1984/2000     Light Industrial         8.90    144,464          100%
                                                                                                             ----------     --------
                                                                              SUBTOTAL OR AVERAGE            4,369,703          95%
                                                                                                             ----------     --------
DES MOINES
1500 East Washington Avenue    Des Moines, IA                     1987        Bulk Warehouse          13.25    192,466          100%
1600 East Washington Avenue    Des Moines, IA                     1987        Bulk Warehouse           6.78     81,866          100%
4121 McDonald Avenue           Des Moines, IA                     1977        Bulk Warehouse          11.02    177,431          100%
4141 McDonald Avenue           Des Moines, IA                     1976        Bulk Warehouse          11.03    263,196          96%
4161 McDonald Avenue           Des Moines, IA                     1979        Bulk Warehouse          11.02    164,081          100%
                                                                                                             ----------     --------
                                                                              SUBTOTAL OR AVERAGE              879,040          99%
                                                                                                             ----------     --------
DETROIT
238 Executive Drive            Troy, MI                           1973        Light Industrial         1.32     13,740          100%
256 Executive Drive            Troy, MI                           1974        Light Industrial         1.12     11,273          100%
301 Executive Drive            Troy, MI                           1974        Light Industrial         1.27     20,411          100%
449 Executive Drive            Troy, MI                           1975        Reg. Warehouse           2.12     33,001          100%
501 Executive Drive            Troy, MI                           1984        Light Industrial         1.57     18,061          100%
451 Robbins Drive              Troy, MI                           1975        Light Industrial         1.88     28,401          100%
700 Stephenson Highway         Troy, MI                           1978        R&D/Flex                 3.13     29,344          100%
800 Stephenson Highway         Troy, MI                           1979        R&D/Flex                 4.39     48,200          100%
1150 Stephenson Highway        Troy, MI                           1982        R&D/Flex                 1.70     18,107          100%
1200 Stephenson Highway        Troy, MI                           1980        R&D/Flex                 2.65     25,025          100%
1035 Crooks Road               Troy, MI                           1980        Light Industrial         1.74     23,320          100%
1095 Crooks Road               Troy, MI                           1986        R&D/Flex                 2.83     35,042          100%
1416 Meijer Drive              Troy, MI                           1980        Light Industrial         1.20     17,944          100%
1624 Meijer Drive              Troy, MI                           1984        Light Industrial         3.42     44,040          100%
1972 Meijer Drive              Troy, MI                           1985        Reg. Warehouse           2.36     37,075          100%
2112 Meijer Drive              Troy, MI                           1980        Reg. Warehouse           4.12     34,558          100%
1621 Northwood Drive           Troy, MI                           1977        Bulk Warehouse           1.54     24,900          100%
1707 Northwood Drive           Troy, MI                           1983        Light Industrial         1.69     28,750          100%
1749 Northwood Drive           Troy, MI                           1977        Bulk Warehouse           1.69     26,125          100%
1788 Northwood Drive           Troy, MI                           1977        Light Industrial         1.55     12,480          100%
1821 Northwood Drive           Troy, MI                           1977        Reg. Warehouse           2.07     35,050          100%
1826 Northwood Drive           Troy, MI                           1977        Light Industrial         1.22     12,480          100%
1864 Northwood Drive           Troy, MI                           1977        Light Industrial         1.55     12,480          100%
1921 Northwood Drive           Troy, MI                           1977        Light Industrial         2.33     42,000          100%
2277 Elliott Avenue            Troy, MI                           1975        Light Industrial         0.96     12,612          100%
2451 Elliott Avenue            Troy, MI                           1974        Light Industrial         1.68     24,331          100%
2730 Research Drive            Rochester Hills, MI                1988        Reg. Warehouse           3.52     57,850          100%
2791 Research Drive            Rochester Hills, MI                1991        Reg. Warehouse           4.48     64,199          100%
2871 Research Drive            Rochester Hills, MI                1991        Reg. Warehouse           3.55     49,543          100%
2911 Research Drive            Rochester Hills, MI                1992        Reg. Warehouse           5.72     80,078          100%
3011 Research Drive            Rochester Hills, MI                1988        Reg. Warehouse           2.55     32,637          100%
2870 Technology Drive          Rochester Hills, MI                1988        Light Industrial         2.41     24,445          100%
2890 Technology Drive          Rochester Hills, MI                1991        Light Industrial         1.76     24,410          100%
2900 Technology Drive          Rochester Hills, MI                1992        Reg. Warehouse           2.15     31,047          100%
2920 Technology Drive          Rochester Hills, MI                1992        Light Industrial         1.48     19,011          100%
2930 Technology Drive          Rochester Hills, MI                1991        Light Industrial         1.41     17,994          100%
2950 Technology Drive          Rochester Hills, MI                1991        Light Industrial         1.48     19,996          100%
2960 Technology Drive          Rochester Hills, MI                1992        Reg. Warehouse           3.83     41,565          100%
23014 Commerce Drive           Farmington Hills,MI                1983        R&D/Flex                 0.65      7,200          100%
23028 Commerce Drive           Farmington Hills,MI                1983        Light Industrial         1.26     20,265          100%
23035 Commerce Drive           Farmington Hills,MI                1983        Light Industrial         1.23     15,200          100%
23042 Commerce Drive           Farmington Hills,MI                1983        R&D/Flex                 0.75      8,790          100%
23065 Commerce Drive           Farmington Hill, MI                1983        Light Industrial         0.91     12,705          100%
23070 Commerce Drive           Farmington Hills, MI               1983        R&D/Flex                 1.43     16,765          100%
23079 Commerce Drive           Farmington Hills, MI               1983        Light Industrial         0.85     10,830          100%
23093 Commerce Drive           Farmington Hills, MI               1983        Reg. Warehouse           3.87     49,040          100%
23135 Commerce Drive           Farmington Hills, MI               1986        Light Industrial         2.02     23,969          100%
23163 Commerce Drive           Farmington Hills, MI               1986        Light Industrial         1.51     19,020          100%
23177 Commerce Drive           Farmington Hills, MI               1986        Light Industrial         2.29     32,127          100%
23206 Commerce Drive           Farmington Hills, MI               1985        Light Industrial         1.30     19,822          100%
23290 Commerce Drive           Farmington Hills, MI               1980        Reg. Warehouse           2.56     42,930          100%

                                                                                                                            OCCUP-
                              LOCATION                 ENCUM-    YEAR BUILT                         LAND AREA              ANCY AT
BUILDING ADDRESS              CITY/STATE              BRANCES    -RENOVATED      BUILDING TYPE       (ACRES)       GLA     12/31/00
----------------              ----------              -------    ----------      -------------       -------     -------   --------
DETROIT (CONT.)
23370 Commerce Drive           Farmington Hills, MI                 1980       Light Industrial         0.67       8,741     100%
21477 Bridge Street            Southfield, MI                       1986       Light Industrial         3.10      41,500     80%
32450 N. Avis Drive            Madison Heights, MI                  1974       Light Industrial         3.23      55,820     100%
32200 N. Avis Drive            Madison Heights, MI                  1973       Light Industrial         6.15      88,700     100%
11813 Hubbard                  Livonia, MI                          1979       Light Industrial         1.95      33,300     100%
11866 Hubbard                  Livonia, MI                          1979       Light Industrial         2.32      41,380     100%
12050-12300 Hubbard (i)        Livonia, MI                          1981       Light Industrial         6.10      85,086     88%
38200 Plymouth                 Livonia, MI                          1997       Bulk Warehouse          11.43     140,365     100%
38220 Plymouth                 Livonia, MI                          1988       Bulk Warehouse          13.14     145,232     100%
38300 Plymouth                 Livonia, MI                          1997       Bulk Warehouse           6.95     127,800     100%
12707 Eckles Road              Plymouth, MI                         1990       Light Industrial         2.62      42,300     100%
9300-9328 Harrison Rd.         Romulus, MI                          1978       Light Industrial         2.53      29,286     88%
9330-9358 Harrison Rd.         Romulus, MI                          1978       Light Industrial         2.53      29,280     100%
28420-28448 Highland Rd        Romulus, MI                          1979       Light Industrial         2.53      29,280     100%
28450-28478 Highland Rd        Romulus, MI                          1979       Light Industrial         2.53      29,340     100%
28421-28449 Highland Rd        Romulus, MI                          1980       Light Industrial         2.53      29,285     100%
28451-28479 Highland Rd        Romulus, MI                          1980       Light Industrial         2.53      29,280     63%
28825-28909 Highland Rd        Romulus, MI                          1981       Light Industrial         2.53      29,284     100%
28933-29017 Highland Rd        Romulus, MI                          1982       Light Industrial         2.53      29,280     63%
28824-28908 Highland Rd        Romulus, MI                          1982       Light Industrial         2.53      29,280     100%
28932-29016 Highland Rd        Romulus, MI                          1982       Light Industrial         2.53      29,280     100%
9710-9734 Harrison Road        Romulus, MI                          1987       Light Industrial         2.22      25,925     100%
9740-9772 Harrison Road        Romulus, MI                          1987       Light Industrial         2.53      29,548     100%
9840-9868 Harrison Road        Romulus, MI                          1987       Light Industrial         2.53      29,280     100%
9800-9824 Harrison Road        Romulus, MI                          1987       Light Industrial         2.22      25,620     100%
29265-29285 Airport Drive      Romulus, MI                          1983       Light Industrial         2.05      23,707     58%
29185-29225 Airport Drive      Romulus, MI                          1983       Light Industrial         3.17      36,658     100%
29149-29165 Airport Drive      Romulus, MI                          1984       Light Industrial         2.89      33,440     100%
29101-29115 Airport Drive      Romulus, MI                          1985       R&D/Flex                 2.53      29,287     50%
29031-29045 Airport Drive      Romulus, MI                          1985       Light Industrial         2.53      29,280     100%
29050-29062 Airport Drive      Romulus, MI                          1986       Light Industrial         2.22      25,837     100%
29120-29134 Airport Drive      Romulus, MI                          1986       Light Industrial         2.53      29,282     75%
29200-29214 Airport Drive      Romulus, MI                          1985       Light Industrial         2.53      29,282     100%
9301-9339 Middlebelt Road      Romulus, MI                          1983       R&D/Flex                 1.29      15,173     100%
26980 Trolley
   Industrial Drive            Taylor, MI                           1997       Bulk Warehouse           5.43     102,400     100%
28055 S. Wick Road             Romulus, MI                          1989       Light Industrial         6.79      42,060     100%
12050-12200 Farmington Road    Livonia, MI                          1973       Light Industrial         1.34      25,470     57%
33200 Capitol Avenue           Livonia, MI                          1977       Light Industrial         2.16      40,000     100%
32975 Capitol Avenue           Livonia, MI                          1978       R&D/Flex                 0.99      18,465     100%
2725 S. Industrial Highway     Ann Arbor, MI                        1997       Light Industrial         2.63      37,875     100%
32920 Capitol Avenue           Livonia, MI                          1973       Reg. Warehouse           0.47       8,000     100%
32940 Capitol Avenue           Livonia, MI                          1971       Light Industrial         0.45       8,480      0%
11862 Brookfield Avenue        Livonia, MI                          1972       Light Industrial         0.92      14,600      0%
11923 Brookfield Avenue        Livonia, MI                          1973       Light Industrial         0.76      14,600     100%
11965 Brookfield Avenue        Livonia, MI                          1973       Light Industrial         0.88      14,600     100%
34005 Schoolcraft Road         Livonia, MI                          1981       Light Industrial         1.70      26,100     100%
13405 Stark Road               Livonia, MI                          1980       Light Industrial         0.65       9,750     100%
1170 Chicago Road              Troy, MI                             1983       Light Industrial         1.73      21,500     100%
1200 Chicago Road              Troy, MI                             1984       Light Industrial         1.73      26,210     100%
450 Robbins Drive              Troy, MI                             1976       Light Industrial         1.38      19,050     100%
556 Robbins Drive              Troy, MI                             1974       Light Industrial         0.63       8,760     100%
1230 Chicago Road              Troy, MI                             1996       Reg. Warehouse           2.10      30,120     100%
12886 Westmore Avenue          Livonia, MI                          1981       Light Industrial         1.01      18,000      0%
12898 Westmore Avenue          Livonia, MI                          1981       Light Industrial         1.01      18,000     100%
33025 Industrial Road          Livonia, MI                          1980       Light Industrial         1.02       6,250     100%
2002 Stephenson Highway        Troy, MI                             1986       R&D/Flex                 1.42      21,850     100%
47711 Clipper Street           Plymouth Twsp, MI                    1996       Reg. Warehouse           2.27      36,926     100%
32975 Industrial Road          Livonia, MI                          1984       Light Industrial         1.19      21,000     100%
32985 Industrial Road          Livonia, MI                          1985       Light Industrial         0.85      12,040     100%
32995 Industrial Road          Livonia, MI                          1983       Light Industrial         1.11      14,280     100%
12874 Westmore Avenue          Livonia, MI                          1984       Light Industrial         1.01      16,000     100%
33067 Industrial Road          Livonia, MI                          1984       Light Industrial         1.11      18,640     100%
1775 Bellingham                Troy, MI                             1987       R&D/Flex                 1.88      28,900     100%
1785 East Maple                Troy, MI                             1985       Light Industrial         0.80      10,200     100%
1807 East Maple                Troy, MI                             1984       R&D/Flex                 2.15      28,100     100%
9800 Chicago Road              Troy, MI                             1985       Light Industrial         1.09      14,280     100%
1840 Enterprise Drive          Rochester Hills, MI                  1990       R&D/Flex                 2.42      33,240     100%
1885 Enterprise Drive          Rochester Hills, MI                  1990       Light Industrial         1.47      19,604     100%
1935-55 Enterprise Drive       Rochester Hills, MI                  1990       R&D/Flex                 4.54      53,400     100%
5500 Enterprise Court          Warren, MI                           1989       R&D/Flex                 3.93      53,900     100%
5800 Enterprise Court          Warren, MI                           1987       Manufacturing            1.48      17,240     100%

                                                                                                                             OCCU-
                                   LOCATION           ENCUM-      YEAR BUILT                         LAND AREA              PANCY AT
BUILDING ADDRESS                   CITY/STATE         BRANCES     -RENOVATED   BUILDING TYPE          (ACRES)      GLA      12/31/00
----------------                   ----------         -------     ----------   -------------          -------    --------   --------
DETROIT (CONT.)
750 Chicago Road               Troy, MI                           1986        Light Industrial         1.54     26,709          100%
800 Chicago Road               Troy, MI                           1985        Light Industrial         1.48     24,340          100%
850 Chicago Road               Troy, MI                           1984        Light Industrial         0.97     16,049          100%
2805 S. Industrial Highway     Ann Arbor, MI                      1990        R&D/Flex                 1.70     24,458          100%
6833 Center Drive              Sterling Heights, MI               1998        Reg. Warehouse           4.42     66,132          100%
22731 Newman Street            Dearborn, MI                       1985        R&D/Flex                 2.31     48,000          100%
32201 North Avis Drive         Madison Heights, MI                1974        R&D/Flex                 4.19     50,000          100%
1100 East Mandoline Road       Madison Heights, MI                1967        Bulk Warehouse           8.19    117,903          100%
30081 Stephenson Highway       Madison Heights, MI                1967        Light Industrial         2.50     50,750          100%
1120 John A. Papalas
  Drive (j)                    Lincoln Park, MI                   1985        Light Industrial        10.30    120,410          100%
36555 Ecorse                   Romulus, MI                        1998        Bulk Warehouse          18.00    268,800          100%
6340 Middlebelt                Romulus, MI                        1998        Light Industrial        11.03     77,508          100%
4872 S. Lapeer Road            Lake Orion Twsp, MI                1999        Bulk Warehouse           9.58    125,605          100%
775 James L. Hart Parkway      Ypsilanti, MI                      1999        Reg. Warehouse           7.65     55,535          100%
1400 Allen Drive               Troy, MI                           1979        Reg. Warehouse           1.98     27,280          100%
1408 Allen Drive               Troy, MI                           1979        Light Industrial         1.44     19,704          100%
1305 Stephenson Hwy            Troy, MI                           1979        Reg. Warehouse           3.42     47,000          100%
32505 Industrial Drive         Madison Heights, MI                1979        Light Industrial         3.07     47,013          100%
1799-1813 Northfield
  Drive (i)                    Rochester Hills, MI                1980        Light Industrial         4.22     67,360          80%
                                                                                                              --------     ---------
                                                                            SUBTOTAL OR AVERAGE              5,066,052           97%
                                                                                                             ---------     ---------
GRAND RAPIDS
2 84th Street SW               Byron Center, MI                   1986       Light Industrial          3.01       30,000        100%
100 84th Street SW             Byron Center, MI                   1979       Light Industrial          4.20       81,000        100%
511 76th Street SW             Grand Rapids, MI                   1986       Bulk Warehouse           14.44      202,500         95%
553 76th Street SW             Grand Rapids, MI                   1985       R&D/Flex                  1.16       10,000        100%
555 76th Street SW             Grand Rapids, MI                   1987       Bulk Warehouse           12.50      200,000        100%
2935 Walkent Court NW          Grand Rapids, MI                   1991       Light Industrial          6.13       64,961        100%
3300 Kraft Avenue SE           Grand Rapids, MI                   1987       Bulk Warehouse           11.57      200,000        100%
3366 Kraft Avenue SE           Grand Rapids, MI                   1987       Bulk Warehouse           12.35      200,000        100%
5001 Kendrick Court SE         Grand Rapids, MI                   1983       Light Industrial          4.00       61,500        100%
5050 Kendrick Court SE         Grand Rapids, MI                   1988       Manufacturing            26.94      413,500        100%
5015 52nd Street SE            Grand Rapids, MI                   1987       Light Industrial          4.11       61,250        100%
5025 28th Street               Grand Rapids, MI                   1967       Light Industrial          3.97       14,400        100%
5079 33rd Street SE            Grand Rapids, MI                   1990       Bulk Warehouse            6.74      109,875        100%
5333 33rd Street SE            Grand Rapids, MI                   1991       Bulk Warehouse            8.09      101,250        100%
5130 Patterson Ave             Grand Rapids, MI                   1987       Light Industrial          6.57       30,000        100%
3395 Kraft Avenue              Grand Rapids, MI                   1985       Light Industrial          3.70       42,600        100%
3427 Kraft Avenue              Grand Rapids, MI                   1985       Light Industrial          2.40       32,600        100%
                                                                                                             -----------     -------
                                                                             SUBTOTAL OR AVERAGE               1,855,436        100%
                                                                                                             -----------     -------
HOUSTON
2102-2314 Edwards Street       Houston, TX                        1961       Bulk Warehouse            5.02      115,248        100%
4545 Eastpark Drive            Houston, TX                        1972       Reg. Warehouse            3.80       81,295         0%
3351 Rauch Street              Houston, TX                        1970       Reg. Warehouse            4.04       82,500        100%
3851 Yale Street               Houston, TX                        1971       Bulk Warehouse            5.77      132,554        100%
3337-3347 Rauch Street         Houston, TX                        1970       Reg. Warehouse            2.29       53,425        100%
8505 North Loop East           Houston, TX                        1981       Bulk Warehouse            4.99      107,769        100%
4749-4799 Eastpark Dr.         Houston, TX                        1979       Bulk Warehouse            7.75      182,563         93%
4851 Homestead Road            Houston, TX                        1973       Bulk Warehouse            3.63      142,250        100%
3365-3385 Rauch Street         Houston, TX                        1970       Reg. Warehouse            3.31       82,140        100%
5050 Campbell Road             Houston, TX                        1970       Bulk Warehouse            6.10      121,875         84%
4300 Pine Timbers              Houston, TX                        1980       Bulk Warehouse            4.76      113,400        100%
10600 Hampstead                Houston, TX                        1974       Light Industrial          1.26       19,063        100%
2300 Fairway Park Drive        Houston, TX                        1974       Light Industrial          1.25       19,008        100%
7901 Blankenship               Houston, TX                        1972       Light Industrial          2.17       48,000        100%
2500-2530 Fairway Park         Houston, TX                        1974       Bulk Warehouse            8.72      213,638        100%
6550 Longpointe                Houston, TX                        1980       Bulk Warehouse            4.13       97,700        100%
1815 Turning Basin Drive       Houston, TX                        1980       Bulk Warehouse            6.34      139,630        100%
1819 Turning Basin Drive       Houston, TX                        1980       Light Industrial          2.85       65,494        100%
4545 Mossford Drive            Houston, TX                        1975       Reg. Warehouse            3.56       66,565        100%
1805 Turning Basin Drive       Houston, TX                        1980       Bulk Warehouse            7.60      155,250        100%
7000 Empire Drive              Houston, TX           (e)          1980       R&D/Flex                  6.25       95,073         96%
9777 West Gulfbank Drive       Houston, TX           (e)          1980       Light Industrial         15.45      252,242         82%
9835 A Genard Road             Houston, TX                        1980       Bulk Warehouse           39.20      417,350        100%
9835 B Genard Road             Houston, TX                        1980       Reg. Warehouse            6.40       66,600        100%
16134 West Hardy               Houston, TX                        1984       Light Industrial          3.60       34,177         92%
16216 West Hardy               Houston, TX                        1984       Light Industrial          3.12       29,631        100%
10161 Harwin Drive             Houston, TX                     1979/1981     R&D/Flex                  5.27       73,052        100%
10165 Harwin Drive             Houston, TX                     1979/1981     R&D/Flex                  2.31       31,987        100%
10175 Harwin Drive             Houston, TX                     1979/1981     Light Industrial          2.85       39,475         64%
100 Donwick                    The Woodlands, TX                  1982       Bilk Warehouse           15.85      251,850        100%
                                                                                                             -----------     -------
                                                                             SUBTOTAL OR AVERAGE               3,330,804         95%
                                                                                                             -----------     -------

                                                                                                                          OCCU-
                                LOCATION             ENCUM-     YEAR BUILT                         LAND AREA             PANCY AT
BUILDING ADDRESS                CITY/STATE          BRANCES    -RENOVATED   BUILDING TYPE          (ACRES)      GLA      12/31/00
----------------                ----------          -------    ----------   -------------          -------    --------    --------
INDIANAPOLIS
2400 North Shadeland            Indianapolis, IN                  1970       Reg. Warehouse           2.45       40,000       100%
2402 North Shadeland            Indianapolis, IN                  1970       Bulk Warehouse           7.55      121,539        94%
7901 West 21st Street           Indianapolis, IN                  1985       Bulk Warehouse          12.00      353,000       100%
1445 Brookville Way             Indianapolis, IN        (a)       1989       Bulk Warehouse           8.79      115,200       100%
1440 Brookville Way             Indianapolis, IN        (a)       1990       Bulk Warehouse           9.64      166,400       100%
1240 Brookville Way             Indianapolis, IN        (a)       1990       Light Industrial         3.50       63,000       100%
1220 Brookville Way             Indianapolis, IN        (a)       1990       R&D/Flex                 2.10       10,000       100%
1345 Brookville Way             Indianapolis, IN        (b)       1992       Bulk Warehouse           5.50      132,000       100%
1350 Brookville Way             Indianapolis, IN        (a)       1994       Reg. Warehouse           2.87       38,460       100%
1341 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    Light Industrial         2.03       32,400       100%
1322-1438 Sadlier
  Circle East Dr                Indianapolis, IN        (b)     1971/1992    Light Industrial         3.79       36,000        87%
1327-1441 Sadlier
  Circle East Dr                Indianapolis, IN        (b)       1992       Light Industrial         5.50       54,000        80%
1304 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    Reg. Warehouse           2.42       17,600       100%
1402 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1970/1992    Light Industrial         4.13       40,800        88%
1504 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    Manufacturing            4.14       54,000       100%
1311 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    R&D/Flex                 1.78       13,200       100%
1365 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    Light Industrial         2.16       30,000       100%
1352-1354 Sadlier
  Circle E. Drive               Indianapolis, IN        (b)     1970/1992    Light Industrial         3.50       44,000       100%
1335 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    R&D/Flex                 1.20       20,000       100%
1327 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    Reg. Warehouse           1.20       12,800       100%
1425 Sadlier Circle
  East Drive                    Indianapolis, IN        (b)     1971/1992    R&D/Flex                 2.49        5,000       100%
1230 Brookville Way             Indianapolis, IN        (a)       1995       Reg. Warehouse           1.96       15,000       100%
6951 East 30th Street           Indianapolis, IN                  1995       Light Industrial         3.81       44,000       100%
6701 East 30th Street           Indianapolis, IN                  1995       Light Industrial         3.00        7,820       100%
6737 East 30th Street           Indianapolis, IN                  1995       Reg. Warehouse          11.01       87,500       100%
1225 Brookville Way             Indianapolis, IN                  1997       Light Industrial         1.00       10,000       100%
6555 East 30th Street           Indianapolis, IN                1969/1981    Bulk Warehouse          22.00      331,826        45%
2432-2436 Shadeland             Indianapolis, IN                  1968       Light Industrial         4.57       70,560        94%
8402-8440 East 33rd Street      Indianapolis, IN                  1977       Light Industrial         4.70       55,200        78%
8520-8630 East 33rd Street      Indianapolis, IN                  1976       Light Industrial         5.30       81,000        72%
8710-8768 East 33rd Street      Indianapolis, IN                  1979       Light Industrial         4.70       43,200        70%
3316-3346 North Pagosa Court    Indianapolis, IN                  1977       Light Industrial         5.10       81,000        72%
3331 Raton Court                Indianapolis, IN                  1979       Light Industrial         2.80       35,000       100%
6751 East 30th Street           Indianapolis, IN                  1997       Bulk Warehouse           6.34      100,000       100%
9210 East 146th Street          Noblesville, IN                   1978       Reg. Warehouse          11.91       23,950        0%
5902 Decatur Blvd               Indianapolis, IN                  2000       Bulk Warehouse          26.50      389,660       100%
                                                                                                            ------------    -------
                                                                             SUBTOTAL OR AVERAGE              2,775,115        89%
                                                                                                            ------------    -------
LONG ISLAND
10 Edison Street                Amityville, NY                    1971       Light Industrial         1.40       34,400       100%
100 Lauman Lane                 Hicksville, NY                    1968       Reg. Warehouse           1.90       36,880       100%
35 Bloomingdale Road            Hicksville, NY                    1962       Light Industrial         1.40       31,950        89%
15-39 Tec Street                Hicksville, NY                    1965       Light Industrial         1.10       17,350       100%
100 Tec Street                  Hicksville, NY                    1965       Light Industrial         1.20       25,000        48%
51-89 Tec Street                Hicksville, NY                    1965       Light Industrial         1.20       21,741       100%
502 Old Country Road            Hicksville, NY                    1965       Light Industrial         0.50       10,000       100%
80-98 Tec Street                Hicksville, NY                    1965       Light Industrial         0.75       13,025       100%
201-233 Park Avenue             Hicksville, NY                    1962       Light Industrial         1.70       36,787       100%
160 Engineers Drive             Hicksville, NY                    1966       Light Industrial         1.90       29,500       100%
260 Engineers Drive             Hicksville, NY                    1966       Light Industrial         2.80       52,380       100%
87-119 Engineers Drive (i)      Hicksville, NY                    1966       Light Industrial         1.70       36,400       100%
950-970 South Broadway          Hicksville, NY                    1966       Light Industrial         2.65       55,889        93%
62 Alpha Plaza                  Hicksville, NY                    1968       Light Industrial         2.64       34,600       100%
90 Alpha Plaza                  Hicksville, NY                    1969       Light Industrial         1.36       34,962       100%
                                                                                                            ------------    -------
                                                                             SUBTOTAL OR AVERAGE                470,864        96%
                                                                                                            ------------    -------
LOS ANGELES
5220 Fourth Street              Irwindale, CA                     2000       Light Industrial         1.28       28,800        89%
15705 Arrow Highway             Irwindale, CA                     1987       Light Industrial         0.75       16,792        87%
15709 Arrow Highway             Irwindale, CA                     1987       Light Industrial         1.10       24,000       100%
6407-6419 Alondra Blvd.         Paramount, CA                     1985       Light Industrial         0.90       16,392       100%
6423-6431 Alondra Blvd.         Paramount, CA                     1985       Light Industrial         0.76       13,765        68%
                                                                                                            ------------    -------
                                                                             SUBTOTAL OR AVERAGE                 99,749        90%
                                                                                                            ------------    -------
LOUISVILLE
9001 Cane Run Road              Louisville, KY                    1998       Bulk Warehouse          39.60      212,500       100%
9101 Cane Run Road              Louisville, KY                    2000       Bulk Warehouse          14.00      231,000       100%
                                                                                                            ------------    -------
                                                                             SUBTOTAL OR AVERAGE                443,500       100%
                                                                                                            ------------    -------
MILWAUKEE
6523 N. Sydney Place            Glendale, WI                      1978       Light Industrial         4.00       43,440       100%
8800 W. Bradley                 Milwaukee, WI                     1982       Light Industrial         8.00       77,621       100%
1435 North 113th Street         Wauwatosa, WI                     1993       Light Industrial         4.69       51,950       100%
11217-43 W. Becher Street       West Allis, WI                    1979       Light Industrial         1.74       29,099       100%

                                                                                                                          OCCU-
                                LOCATION             ENCUM-     YEAR BUILT                         LAND AREA             PANCY AT
BUILDING ADDRESS                CITY/STATE          BRANCES    -RENOVATED   BUILDING TYPE          (ACRES)      GLA      12/31/00
----------------                ----------          -------    ----------   -------------          -------    --------    --------


MILWAUKEE
2152 S. 114th Street            West Allis, WI                    1980       Light Industrial         3.30       63,716       100%
4560 North 124th Street         Wauwatosa, WI                     1976       Light Industrial         1.31       25,000       100%
12221 West Feerick Street       Wauwatosa, WI                     1971       Reg. Warehouse           1.90       39,800       100%
4410 80 North 132nd Street      Butler, WI                        1999       Bulk Warehouse           4.90      100,000        80%
                                                                                                            ------------    -------
                                                                             SUBTOTAL OR AVERAGE                430,626        95%
                                                                                                            ------------    -------
MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle         Bloomington, MN                 1980       Manufacturing              9.65       74,118       100%
1275 Corporate Center Drive      Eagan, MN                       1990       Light Industrial           1.50       19,675       100%
1279 Corporate Center Drive      Eagan, MN                       1990       Light Industrial           1.50       19,792       100%
2815 Eagandale Boulevard         Eagan, MN                       1990       Light Industrial           2.20       29,106       100%
6201 West 111th Street           Bloomington, MN                 1987       Bulk Warehouse            37.00      424,866       100%
6403-6545 Cecilia Drive          Bloomington, MN                 1980       Light Industrial           9.65       87,198       100%
6925-6943 Washington Avenue      Edina, MN                       1972       Manufacturing              2.75       37,625       100%
6955-6973 Washington Avenue      Edina, MN                       1972       Manufacturing              2.25       31,189       100%
7251-7267 Washington Avenue      Edina, MN                       1972       Light Industrial           1.82       26,250       100%
7301-7325 Washington Avenue      Edina, MN                       1972       Light Industrial           1.92       27,297       100%
7101 Winnetka Avenue North       Brooklyn Park, MN               1990       Bulk Warehouse            14.18      252,978       100%
7600 Golden Triangle Drive       Eden Prairie, MN                1989       R&D/Flex                   6.79       74,148       100%
9901 West 74th Street            Eden Prairie, MN               1983/88     Reg. Warehouse             8.86      150,000        42%
11201 Hampshire Avenue South     Bloomington, MN                 1986       Manufacturing              5.90       60,480       100%
12220-12222 Nicollet Avenue      Burnsville, MN                 1989/90     Light Industrial           1.80       17,116        67%
12250-12268 Nicollet Avenue      Burnsville, MN                 1989/90     Light Industrial           4.30       42,465        91%
12224-12226 Nicollet Avenue      Burnsville, MN                 1989/90     R&D/Flex                   2.40       23,607        78%
305 2nd Street Northwest         New Brighton, MN                1991       Light Industrial           5.43       62,293       100%
980 Lone Oak Road                Eagan, MN                       1992       Reg. Warehouse            11.40      154,950        74%
990 Lone Oak Road                Eagan, MN                       1989       Reg. Warehouse            11.41      153,608       100%
1030 Lone Oak Road               Eagan, MN                       1988       Light Industrial           6.30       83,076        90%
1060 Lone Oak Road               Eagan, MN                       1988       Light Industrial           6.50       82,728        73%
5400 Nathan Lane                 Plymouth, MN                    1990       Light Industrial           5.70       72,089       100%
6464 Sycamore Court              Maple Grove, MN                 1990       Manufacturing              6.40       79,702       100%
10120 W. 76th Street             Eden Prairie, MN                1987       Light Industrial           4.52       57,798       100%
7615 Golden Triangle             Eden Prairie, MN                1987       Light Industrial           4.61       52,816        99%
7625 Golden Triangle Drive       Eden Prairie, MN                1987       Light Industrial           4.61       73,125        81%
2605 Fernbrook Lane North        Plymouth, MN                    1987       R&D/Flex                   6.37       80,766       100%
12155 Nicollet Avenue            Burnsville, MN                  1995       Reg. Warehouse             5.80       48,000       100%
73rd Avenue North                Brooklyn Park, MN               1995       R&D/Flex                   4.46       59,782       100%
1905 W. Country Road C           Roseville, MN                   1993       R&D/Flex                   4.60       47,735       100%
2720 Arthur Street               Roseville, MN                   1995       R&D/Flex                   6.06       74,337       100%
10205 51st Avenue North          Plymouth, MN                    1990       Reg. Warehouse             2.00       30,476       100%
4100 Peavey Road                 Chaska, MN                      1988       Manufacturing              8.27       78,029        71%
11300 Hampshire Ave. South       Bloomington, MN                 1983       Bulk Warehouse             9.94      145,210       100%
375 Rivertown Drive              Woodbury, MN                    1996       Bulk Warehouse            11.33      251,968       100%
5205 Highway 169                 Plymouth, MN                    1960       Light Industrial           7.92       98,844        85%
6451-6595 Citywest Parkway       Eden Prairie, MN                1984       R&D/Flex                   6.98       82,769       100%
7100-7190 Shady Oak Road  (j)    Eden Prairie, MN                1982       Light Industrial          14.44      187,777       100%
7500-7546 Washington Square      Eden Prairie, MN                1975       Light Industrial           5.40       46,200        95%
7550-7558 Washington Square      Eden Prairie, MN                1975       Light Industrial           2.70       29,739       100%
5240-5300 Valley Industrial
   Blvd S                        Shakopee, MN                    1973       Light Industrial           9.06       80,001        64%
1565 First Avenue NW             New Brighton, MN                1978       Manufacturing              8.87      112,083       100%
7125 Northland Terrace           Brooklyn Park, MN               1996       R&D/Flex                   5.89       79,958       100%
6900 Shady Oak Road              Eden Prairie,  MN               1980       R&D/Flex                   4.60       49,190       100%
6477-6525 City West Parkway      Eden Prairie, MN                1984       R&D/Flex                   7.00       89,456       100%
1157 Valley Park Drive           Shakopee, MN                    1997       Bulk Warehouse             9.97      126,014       100%
500-530 Kasota Avenue SE         Minneapolis, MN                 1976       Manufacturing              4.47       85,442        80%
770-786 Kasota Avenue SE         Minneapolis, MN                 1976       Manufacturing              3.16       56,388       100%
800 Kasota Avenue SE             Minneapolis, MN                 1976       Manufacturing              4.10      100,250       100%
2530-2570 Kasota Avenue          St. Paul, MN                    1976       Manufacturing              4.56       75,426       100%
504 Malcolm Ave. SE              Minneapolis, MN                 1999       Bulk Warehouse             7.50      143,066       100%
1150 Gateway Drive               Shakopee, MN                    1999       Bulk Warehouse             9.75      153,454       100%
5555 12th Avenue East            Shakopee, MN                    2000       Bulk Warehouse             7.81      128,593        87%
                                                                                                             ------------    -------
                                                                            SUBTOTAL OR AVERAGE                4,811,048        94%
                                                                                                             ------------    -------
NASHVILLE
417 Harding Industrial Drive     Nashville, TN                   1972       Bulk Warehouse            13.70      207,440       100%
3099 Barry Drive                 Portland, TN                    1995       Manufacturing              6.20      109,058        57%
3150 Barry Drive                 Portland, TN                    1993       Bulk Warehouse            26.32      268,253       100%
5599 Highway 31 West             Portland, TN                    1995       Bulk Warehouse            20.00      161,500       100%
1650 Elm Hill Pike               Nashville, TN                   1984       Light Industrial           3.46       41,228        83%
1821 Air Lane Drive              Nashville, TN                   1984       Light Industrial           2.54       25,300       100%
1102 Appleton Drive              Nashville, TN                   1984       Light Industrial           1.73       28,022       100%
1920 Air Lane Drive              Nashville, TN                   1985       Light Industrial           3.19       49,922       100%

                                                                                                                             OCCUP-
                                LOCATION             ENCUM-     YEAR BUILT                         LAND AREA              ANCY AT
BUILDING ADDRESS                CITY/STATE          BRANCES    -RENOVATED   BUILDING TYPE          (ACRES)      GLA      12/31/00
----------------                ----------          -------    ----------   -------------          -------    --------    --------
NASHVILLE (CONT.)
1931 Air Lane Drive             Nashville, TN                     1984       Light Industrial       10.11       87,549          92%
470 Metroplex Drive (i)         Nashville, TN                     1986       Light Industrial        8.11      102,040          84%
1150 Antiock Pike               Nashville, TN                     1987       Bulk Warehouse          9.83      146,055         100%
1630 Corporate Place            La Vergne, TN                     1973       Bulk Warehouse          7.60      122,000         100%
4640 Cummings Park              Nashville, TN                     1986       Bulk Warehouse         14.69      100,000         100%
211 Nesbitt North               Nashville, TN                     1983       Bulk Warehouse          6.12      135,625         100%
211 Nesbitt South               Nashville, TN                     1983       Bulk Warehouse          6.10      135,925         100%
211 Nesbitt West                Nashville, TN                     1985       Bulk Warehouse          3.05       67,500         100%
                                                                                                           ------------    ---------
                                                                             SUBTOTAL OR AVERAGE             1,787,417          96%
                                                                                                           ------------    ---------
NEW ORLEANS
520-524 Elmwood
  Park Blvd.(i)                 Jefferson, LA                     1986       Light Industrial       5.32       102,209          92%
125 Mallard St.                 St. Rose, LA          (d)         1984       R&D/Flex               1.38        23,436         100%
107 Mallard                     St. Rose, LA          (d)         1985       Light Industrial       1.48        23,436         100%
125 James Drive West            St. Rose, LA          (d)         1990       Light Industrial       3.30        38,692         100%
161 James Drive West            St. Rose, LA                      1986       Light Industrial       2.80        47,474         100%
150 James Drive East            St. Rose, LA                      1986       Light Industrial       3.60        49,275          85%
115 James Drive West            St. Rose, LA          (d)         1986       Light Industrial       2.07        21,408         100%
100 James Drive                 St. Rose, LA          (d)         1980       R&D/Flex               6.66        43,055         100%
143 Mallard St.                 St. Rose, LA          (d)         1982       Light Industrial       1.48        23,436         100%
160 James Drive East            St. Rose, LA          (d)         1981       R&D/Flex               3.66        25,772         100%
190 James Drive East            St. Rose, LA          (d)         1987       Light Industrial       4.47        36,357          79%
120 Mallard St.                 St. Rose, LA          (d)         1981       R&D/Flex               3.41        53,520          94%
110 James Drive West            St. Rose, LA          (d)         1983       R&D/Flex               1.57        24,018         100%
150 Canvasback Drive            St. Rose, LA                      1986       Reg. Warehouse         2.80        40,500         100%
150 Teal Street                 St. Rose, LA                      1999       Light Industrial       3.33        53,544         100%
                                                                                                          -------------    ---------
                                                                             SUBTOTAL OR AVERAGE               606,132          96%
                                                                                                          -------------    ---------
NORTHERN NEW JERSEY
60 Ethel Road West              Piscataway, NJ                    1982       Light Industrial       3.93        42,802          63%
70 Ethel Road West              Piscataway, NJ                    1979       Light Industrial       3.78        62,000          81%
140 Hanover Avenue              Hanover, NJ                    1964/1988     R&D/Flex               2.95        24,905         100%
601-629 Montrose Avenue         South Plainfield, NJ              1974       Light Industrial       5.83        75,000         100%
3 Marlen                        Hamilton, NJ                      1981       Light Industrial       1.11        13,174         100%
5 Marlen                        Hamilton, NJ                      1981       Light Industrial       1.56        21,000         100%
7 Marlen                        Hamilton, NJ                      1982       Light Industrial       2.05        28,400         100%
8 Marlen                        Hamilton, NJ                      1982       Reg. Warehouse         4.36        60,001         100%
15 Marlen                       Hamilton, NJ                      1982       Light Industrial       1.19        13,562         100%
17 Marlen                       Hamilton, NJ                      1981       Light Industrial       1.32        20,065         100%
1 South Gold Drive              Hamilton, NJ                      1973       Light Industrial       1.50        20,009          95%
5 South Gold Drive              Hamilton, NJ                      1974       Light Industrial       1.97        24,000         100%
7 South Gold Drive              Hamilton, NJ                      1976       Light Industrial       1.00        10,220         100%
8 South Gold Drive              Hamilton, NJ                      1977       Light Industrial       1.14        16,907         100%
9 South Gold Drive              Hamilton, NJ                      1980       Light Industrial       1.00        13,583         100%
11 South Gold Drive             Hamilton, NJ                      1979       Light Industrial       1.97        33,114         100%
12 South Gold Drive             Hamilton, NJ                      1980       Light Industrial       1.29        20,240         100%
9 Princess Road                 Lawrenceville, NJ                 1985       R&D/Flex               2.36        24,375         100%
11 Princess Road                Lawrenceville, NJ                 1985       R&D/Flex               5.33        55,000         100%
15 Princess Road                Lawrenceville, NJ                 1986       R&D/Flex               2.00        20,625         100%
17 Princess Road                Lawrenceville, NJ                 1986       R&D/Flex               1.82        18,750         100%
220 Hanover Avenue              Hanover, NJ                       1987       Bulk Warehouse        29.27       158,242         100%
244 Shefield Street             Mountainside, NJ               1965/1986     Light Industrial       2.20        23,430         100%
30 Troy Road                    Hanover,  NJ                      1972       Light Industrial       1.31        17,500         100%
15 Leslie Court                 Hanover,  NJ                      1971       Light Industrial       3.08        18,000         100%
20 Leslie Court                 Hanover,  NJ                      1974       Light Industrial       1.38        17,997         100%
25 Leslie Court                 Hanover,  NJ                      1975       Light Industrial       1.30        70,800         100%
130 Algonquin Parkway           Hanover,  NJ                      1973       Light Industrial       5.50        29,008         100%
150 Algonquin Parkway           Hanover,  NJ                      1973       Light Industrial       2.47        17,531         100%
55 Locust Avenue                Roseland, NJ                      1980       Reg. Warehouse        13.63        79,750         100%
31 West Forest Street (i)       Englewood, NJ                     1978       Light Industrial       6.00       110,000         100%
25 World's Fair Drive           Franklin, NJ                      1986       R&D/Flex               1.81        20,000          0%
14 World's Fair Drive           Franklin, NJ                      1980       R&D/Flex               4.53        60,000          92%
16 World's Fair Drive           Franklin, NJ                      1981       Light Industrial       3.62        43,400         100%
18 World's Fair Drive           Franklin, NJ                      1982       R&D/Flex               1.06        12,809         100%
23 World's Fair Drive           Franklin, NJ                      1982       Light Industrial       1.20        16,000         100%
12 World's Fair Drive           Franklin, NJ                      1981       Light Industrial       3.85        65,000          96%
49 Napoleon Court               Franklin, NJ                      1982       Light Industrial       2.06        32,500         100%
50 Napoleon Court               Franklin, NJ                      1982       Light Industrial       1.52        20,158         100%
22 World's Fair Drive           Franklin, NJ                      1983       Light Industrial       3.52        50,000         100%
26 World's Fair Drive           Franklin, NJ                      1984       Light Industrial       3.41        47,000         100%
24 World's Fair Drive           Franklin, NJ                      1984       Light Industrial       3.45        47,000         100%


                                LOCATION             ENCUM-     YEAR BUILT                         LAND AREA            OCCUPANCY AT
BUILDING ADDRESS                CITY/STATE          BRANCES    -RENOVATED   BUILDING TYPE          (ACRES)      GLA       12/31/00
----------------                ----------          -------    ----------   -------------          -------    --------  -----------
NORTHERN NEW JERSEY (CONT.)
12 Wright Way                    Oakland, NJ                      1981       Reg. Warehouse         6.52       52,402          100%
155 Pierce Street                Sumerset, NJ                     1999       R&D/Flex               4.84       46,000           78%
20 World's Fair Drive Lot 13     Sumerset, NJ                     1999       R&D/Flex               4.25       30,000           67%
10 New Maple Road                Pine Brook, NJ                 1973/1999    Bulk Warehouse        18.13      265,376          100%
60 Chapin Road                   Pine Brook, NJ                 1977/2000    Bulk Warehouse        13.61      258,240          100%
45 Route 46                      Pine Brook, NJ                 1974/1987    Light Industrial       6.54       83,830           81%
43 Route 46                      Pine Brook, NJ                 1974/1987    Light Industrial       2.48       35,629           87%
39 Route 46                      Pine Brook, NJ                   1970       R&D/Flex               1.64       22,014           80%
26 Chapin Road                   Pine Brook, NJ                   1983       Light Industrial       5.15       75,623           83%
30 Chapin Road                   Pine Brook, NJ                   1983       Light Industrial       5.15       75,633           89%
20 Hook Mountain Road            Pine Brook, NJ                 1972/1984    Bulk Warehouse        14.02      213,940           98%
30 Hook Mountain Road            Pine Brook, NJ                 1972/1987    Light Industrial       3.36       51,264           73%
55 Route 46                      Pine Brook, NJ                 1978/1994    R&D/Flex               2.13       24,051          100%
16 Chapin Road                   Pine Brook, NJ                   1987       R&D/Flex               4.61       67,795           92%
20 Chapin Road                   Pine Brook, NJ                   1987       R&D/Flex               5.69       83,748          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE            2,959,402           94%
                                                                                                          ------------     ---------
PHOENIX
4655 McDowell                    Phoenix, AZ                      2000       Light Industrial       3.97       58,285           79%
1045 South Edward Drive          Tempe, AZ                        1976       Light Industrial       2.12       38,560          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE               96,845           87%
                                                                                                          ------------     ---------
PORTLAND
5687 International Way (k)       Milwaukee, OR       (h)          1974       Light Industrial       3.71       52,080           80%
5795 SW Jean Road (j)            Lake Oswego, OR                  1985       Light Industrial       3.02       37,352          100%
12130 NE Ainsworth Circle (i)    Portland, OR                     1986       R&D/Flex               4.39       53,021           77%
5509 NW 122nd Ave  (i)           Milwaukee, OR       (g)          1995       Light Industrial       2.51       26,850          100%
6105-6113 NE 92nd Avenue (k)     Portland, OR                     1978       Light Industrial       7.42      145,250          100%
8727 NE Marx Drive  (j)          Portland, OR                     1987       Light Industrial       6.59      111,000           59%
3388 SE 20th Street              Portland, OR                     1981       Light Industrial       0.25       11,810          100%
5962-5964 NE 87th Avenue         Portland, OR                     1979       Light Industrial       1.28       14,000          100%
116 SE Yamhill                   Portland, OR                     1974       Light Industrial       0.23        7,500          100%
9106 NE Marx Drive               Portland, OR                     1969       Light Industrial       0.53        7,500          100%
11620 NE Ainsworth Circle        Portland, OR                     1992       Light Industrial       1.55       10,000          100%
11824 NE Ainsworth Circle        Portland, OR                     1992       Light Industrial       2.13       20,812           27%
12124 NE Ainsworth Circle        Portland, OR                     1984       Light Industrial       2.52       29,040          100%
2715 SE Raymond                  Portland, OR                     1971       Light Industrial       1.28       35,000          100%
1645 NE 72nd Avenue              Portland, OR                     1972       Light Industrial       0.73       21,600          100%
1630 SE 8th Avenue               Portland, OR                     1968       Light Industrial       0.92        5,000          100%
9044 NE Marx Drive               Portland, OR                     1986       Light Industrial       0.35       19,500          100%
2443 SE 4th Avenue               Portland, OR                     1964       Light Industrial       0.76       27,128          100%
711 SE Stark Street              Portland, OR                     1972       Light Industrial       0.23        8,000          100%
11632 NE Ainsworth Circle        Portland, OR                     1990       Light Industrial       9.63      124,610           98%
14699 NE Airport Way             Portland, OR                     1998       Light Industrial       4.75       20,000          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE              787,053           88%
                                                                                                          ------------     ---------
SALT LAKE CITY
2255 South 300 West (n)          Salt Lake City, UT               1980       Light Industrial       4.56      103,018          100%
512 Lawndale Drive (o)           Salt Lake City, UT               1981       Light Industrial      35.00      395,638           79%
1270 West 2320 South             West Valley, UT                  1986       R&D/Flex               1.49       13,025           58%
1275 West 2240 South             West Valley, UT                  1986       R&D/Flex               2.06       38,227          100%
1288 West 2240 South             West Valley, UT                  1986       R&D/Flex               0.97       13,300           60%
2235 South 1300 West             West Valley, UT                  1986       Light Industrial       1.22       19,000           54%
1293 West 2200 South             West Valley, UT                  1986       R&D/Flex               0.86       13,300           45%
1279 West 2200 South             West Valley, UT                  1986       R&D/Flex               0.91       13,300          100%
1272 West 2240 South             West Valley, UT                  1986       Light Industrial       3.07       34,870           36%
1149 West 2240 South             West Valley, UT                  1986       Light Industrial       1.71       21,250          100%
1142 West 2320 South             West Valley, UT                  1987       Light Industrial       1.52       17,500           83%
1152 West 2240 South             West Valley, UT                  1999       R&D/Flex              13.56       55,785          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE              738,213           82%
                                                                                                          ------------     ---------
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.             Cherry Hill, NJ                  1963       Light Industrial       2.10       58,139          100%
2 Springdale Road                Cherry Hill, NJ                  1968       Light Industrial       1.44       21,008           92%
4 Springdale Road (i)            Cherry Hill, NJ                  1963       Light Industrial       3.02       58,189          100%
6 Springdale Road                Cherry Hill, NJ                  1964       Light Industrial       1.44       23,037          100%
8 Springdale Road                Cherry Hill, NJ                  1966       Light Industrial       3.02       45,054           59%
12 Springdale Road               Cherry Hill, NJ                  1965       Light Industrial       3.40       49,259           75%
1 Esterbrook Lane                Cherry Hill, NJ                  1965       Light Industrial       1.71        8,610          100%
16 Springdale Road               Cherry Hill, NJ                  1967       Light Industrial       5.30       48,922          100%
5 Esterbrook Lane                Cherry Hill, NJ                  1966       Reg. Warehouse         5.45       39,167          100%
2 Pin Oak Lane                   Cherry Hill, NJ                  1968       Light Industrial       4.45       51,230          100%
6 Esterbrook Lane                Cherry Hill, NJ                  1966       Light Industrial       3.96       32,914          100%
3 Computer Drive                 Cherry Hill, NJ                  1966       Bulk Warehouse        11.40      181,000           67%
28 Springdale Road               Cherry Hill, NJ                  1967       Light Industrial       2.93       38,949          100%


                                LOCATION             ENCUM-     YEAR BUILT                         LAND AREA            OCCUPANCY AT
BUILDING ADDRESS                CITY/STATE          BRANCES    -RENOVATED   BUILDING TYPE          (ACRES)      GLA      12/31/00
----------------                ----------          -------    ----------   -------------          -------    --------  ------------
SOUTHERN NEW JERSEY
3 Esterbrook Lane               Cherry Hill, NJ                   1968       Light Industrial       2.15       32,844          100%
4 Esterbrook Lane               Cherry Hill, NJ                   1969       Light Industrial       3.42       39,266          100%
26 Springdale Road              Cherry Hill, NJ                   1968       Light Industrial       3.25       31,652           93%
1 Keystone Ave.                 Cherry Hill, NJ                   1969       Light Industrial       4.15       60,983           90%
1919 Springdale Road            Cherry Hill, NJ                   1970       Light Industrial       5.13       49,300          100%
21 Olnev Ave.                   Cherry Hill, NJ                   1969       Manufacturing          1.75       22,738          100%
19 Olnev Ave.                   Cherry Hill, NJ                   1971       Light Industrial       4.36       53,962           73%
2 Keystone Ave.                 Cherry Hill, NJ                   1970       Light Industrial       3.47       50,922           91%
18 Olnev Ave.                   Cherry Hill, NJ                   1974       Light Industrial       8.85       62,542          100%
22 Springdale Road              Cherry Hill, NJ                   1977       Light Industrial       6.24       88,872           75%
1998 Springdale Road            Cherry Hill, NJ                   1971       Light Industrial       0.95       14,000          100%
55 Carnegie Drive               Cherry Hill, NJ                   1988       Reg. Warehouse        15.20       90,804          100%
57 Carnegie Drive               Cherry Hill, NJ                   1987       Bulk Warehouse        13.70      142,750          100%
111 Whittendale Drive           Morrestown, NJ                  1991/1996    Reg. Warehouse         5.00       79,329          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE            1,475,442           90%
                                                                                                          ------------     ---------
ST. LOUIS
2121 Chapin Industrial
  Drive                         Vinita Park, MO                  1969/87     Bulk Warehouse        23.40      281,105          100%
1200 Andes Boulevard            Olivette, MO                      1967       Light Industrial       2.77       66,600          100%
2462-2470 Schuetz Road          St. Louis, MO                     1965       Light Industrial       2.28       43,868          100%
10431-10449 Midwest
  Industrial                    Olivette, MO                      1967       Light Industrial       2.40       55,125          100%
10751 Midwest Industrial
   Blvd.                        Olivette, MO                      1965       Light Industrial       1.70       44,100          100%
11652-11666 Fairgrove
   Industrial                   St. Louis, MO                     1966       Light Industrial       1.92       31,500          100%
11674-11688 Fairgrove
   Industrial                   St. Louis, MO                     1967       Light Industrial       1.53       31,500          100%
2337 Centerline Drive           Maryland Heights,                 1967       Light Industrial       3.46       75,600          100%
                                MO
6951 N. Hanley (i)              Hazelwood, MO                     1965       Bulk Warehouse         9.50      129,614          100%
4560 Anglum Road                Hazelwood, MO                     1970       Light Industrial       2.60       35,114          100%
2760 South 1st Street           St. Louis, MO                     1997       Bulk Warehouse        11.00      178,800          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE              972,926          100%
                                                                                                          ------------     ---------
TAMPA
6614 Adamo Drive                Tampa, FL                         1967       Reg. Warehouse         2.78       41,377          100%
202 Kelsey                      Tampa, FL                         1989       Bulk Warehouse         6.30      112,000          100%
6202 Benjamin Road              Tampa, FL                         1981       R&D/Flex               2.04       29,845          100%
6204 Benjamin Road              Tampa, FL                         1982       Light Industrial       4.16       60,975          100%
6206 Benjamin Road              Tampa, FL                         1983       Light Industrial       3.94       57,708          100%
6302 Benjamin Road              Tampa, FL                         1983       R&D/Flex               2.03       29,747           91%
6304 Benjamin Road              Tampa, FL                         1984       R&D/Flex               2.04       29,845          100%
6306 Benjamin Road              Tampa, FL                         1984       Light Industrial       2.58       37,861          100%
6308 Benjamin Road              Tampa, FL                         1984       Light Industrial       3.22       47,256           80%
5313 Johns Road                 Tampa, FL                         1991       R&D/Flex               1.36       25,690          100%
5602 Thompson Center Court      Tampa, FL                         1972       R&D/Flex               1.39       14,914          100%
5411 Johns Road                 Tampa, FL                         1997       Light Industrial       1.98       30,204          100%
5525 Johns Road                 Tampa, FL                         1993       R&D/Flex               1.46       24,139          100%
5607 Johns Road                 Tampa, FL                         1991       R&D/Flex               1.34       13,500          100%
5709 Johns Road                 Tampa, FL                         1990       Light Industrial       1.80       25,480           44%
5711 Johns Road                 Tampa, FL                         1990       Light Industrial       1.80       25,455          100%
4410 East Adamo Drive           Tampa, FL                         1990       Bulk Warehouse         5.60      101,744          100%
4420 East Adamo Drive           Tampa, FL                         1990       Reg. Warehouse         1.40       26,650          100%
4430 East Adamo Drive           Tampa, FL                         1987       Reg. Warehouse         3.75       64,551          100%
4440 East Adamo Drive           Tampa, FL                         1988       Reg. Warehouse         3.75       64,800          100%
4450 East Adamo Drive           Tampa, FL                         1969       Reg. Warehouse         4.00       46,462           48%
5453 West Waters Avenue         Tampa, FL                         1987       R&D/Flex               0.66        7,200          100%
5455 West Waters Avenue         Tampa, FL                         1987       R&D/Flex               2.97       32,424          100%
5553 West Waters Avenue         Tampa, FL                         1987       Light Industrial       2.97       32,424          100%
5501 West Waters Avenue         Tampa, FL                         1990       R&D/Flex               1.53       15,870          100%
5503 West Waters Avenue         Tampa, FL                         1990       R&D/Flex               0.68        7,060           16%
5555 West Waters Avenue         Tampa, FL                         1990       R&D/Flex               2.31       23,947          100%
5557 West Waters Avenue         Tampa, FL                         1990       R&D/Flex               0.57        5,860          100%
5903 Johns Road                 Tampa, FL                         1987       Light Industrial       1.20       11,600          100%
4107 North Himes Avenue         Tampa, FL                         1990       R&D/Flex               1.86       25,522          100%
5461 W. Waters Avenue           Tampa, FL                         1998       Light Industrial       1.84       21,778          100%
10040 18th Street North         Tampa, FL                         1998       Reg. Warehouse         5.15       82,469           76%
5471 W. Waters Avenue           Tampa, FL                         1999       R&D/Flex               2.00       23,778          100%
5505 Johns Road #7              Tampa, FL                         1999       Light Industrial       2.12       30,019          100%
8110 Anderson Road              Tampa, FL                         1999       Light Industrial       7.40      100,000           80%
8130 Anderson Road              Tampa, FL                         1999       Reg. Warehouse         5.30       72,000           65%
5481 W. Waters Avenue           Tampa, FL                         1999       R&D/Flex               3.60       41,861          100%
5483 W. Waters Avenue           Tampa, FL                         1999       R&D/Flex               2.92       33,861          100%
6702-6712 Benjamin Road (m)     Tampa, FL                         1982       Light Industrial       9.20      107,540           93%
5905 Breckenridge Parkway       Tampa, FL                         1982       R&D/Flex               1.67       18,720          100%
5907 Breckenridge Parkway       Tampa, FL                         1982       R&D/Flex               0.53        5,980          100%
5909 Breckenridge Parkway       Tampa, FL                         1982       R&D/Flex               1.60       18,000          100%


                                LOCATION             ENCUM-     YEAR BUILT                         LAND AREA            OCCUPANCY AT
BUILDING ADDRESS                CITY/STATE          BRANCES    -RENOVATED   BUILDING TYPE          (ACRES)      GLA       12/31/00
----------------                ----------          -------    ----------   -------------          -------    --------   -----------
TAMPA (CONT.)
5911 Breckenridge Parkway       Tampa, FL                         1982       R&D/Flex               2.70       30,397          100%
5910 Breckenridge Parkway       Tampa, FL                         1982       R&D/Flex               4.77       53,591           95%
5912 Breckenridge Parkway       Tampa, FL                         1982       R&D/Flex               4.70       52,806           98%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE            1,764,910           93%
                                                                                                          ------------     ---------
OTHER
2800 Airport Road (l)           Denton, TX                        1968       Manufacturing         29.91      222,403          100%
3501 Maple Street               Abilene, TX                       1980       Manufacturing         34.42      123,700          100%
4200 West Harry Street (j)      Wichita, KS                       1972       Bulk Warehouse        21.45      177,655          100%
Industrial Park No. 2           West Lebanon, NH                  1968       Bulk Warehouse        10.27      156,200          100%
2675 Valley View Drive          Shreveport, LA                    1997       Bulk Warehouse        12.00      250,000          100%
6601 S. 33rd Street             McAllen, TX                       1975       Reg. Warehouse         3.31       50,000          100%
                                                                                                          ------------     ---------
                                                                             SUBTOTAL OR AVERAGE              979,958          100%
                                                                                                          ------------     ---------
                                                                                            TOTAL          55,615,111           95%
                                                                                                          ============     =========

(a) These properties collateralize a $34.0 million mortgage loan which matures on April 1, 2003.

(b) These properties collateralize a $8.0 million mortgage loan which matures on January 1, 2013.

(c) This property collateralizes a $3.3 million mortgage loan which matures on August 1, 2008.

(d) These properties collateralize a $7.4 million mortgage loan which matures on April 1, 2006.

(e) These properties collateralize a $3.2 million mortgage loan which matures on June 1, 2003.

(f) This property collateralizes a $2.4 million mortgage loan which matures on October 1, 2006.

(g) These properties collateralize a $.9 million mortgage loan which matures on November 1, 2006.

(h) These properties collateralize a $1.3 million mortgage loan which matures on March 15, 2002.

(i)      Comprised of two properties.

(j)      Comprised of three properties.

(k)      Comprised of four properties.

(l)      Comprised of five properties.

(m)      Comprised of six properties.

(n)      Comprised of seven properties.

(o)      Comprised of 29 properties.

TENANT AND LEASE INFORMATION

        The Consolidated Operating Partnership has a diverse base of more than 2,600 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2000, approximately 95% of the GLA of the Consolidated Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 1.0% of the Consolidated Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.3% of the Consolidated Operating Partnership's total GLA as of December 31, 2000.

        The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership's properties as of December 31, 2000.

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------      ----------     -------------       -------------       -----------------      --------------------
      2001                   766         11,893,217            22.5%               $ 51,802                    21.0%

      2002                   602          9,597,715            18.2%                 46,271                    18.8%

      2003                   571          9,078,566            17.2%                 45,509                    18.4%

      2004                   301          6,660,414            12.6%                 30,382                    12.3%

      2005                   296          6,451,237            12.2%                 32,319                    13.1%

      2006                    63          2,074,293             3.9%                  9,285                     3.8%

      2007                    45          3,185,368             6.0%                 13,044                     5.3%

      2008                    19            826,845             1.6%                  3,720                     1.5%

      2009                    26          1,086,854             2.1%                  5,107                     2.1%

      2010                    19          1,040,388             2.0%                  4,469                     1.8%

Thereafter                    17            917,062             1.7%                  4,845                     1.9%
                       ----------     -------------       -------------       -----------------      --------------------
Total                      2,725         52,811,959           100.0%               $246,753                   100.0%
                       ==========     =============       =============       =================      ====================


(1) Lease expirations as of December 31, 2000 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 2,803,152 aggregate square feet.


        The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2000, approximately 97% of the GLA of the Other Real Estate Partnerships' properties was leased, and no single tenant or group of related tenants accounted for more than 7.2% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 5.3% of the Other Real Estate Partnerships' total GLA as of December 31, 2000.

         The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 2000.

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------      ----------     -------------       -------------       -----------------      --------------------
      2001                57             2,377,709               19.5%             $ 8,413                  17.2%

      2002                33             1,189,285                9.7%               5,057                  10.3%

      2003                42             2,226,183               18.2%               9,038                  18.4%

      2004                35             1,888,907               15.5%               7,993                  16.3%

      2005                22             1,352,603               11.1%               5,910                  12.1%

      2006                 9               441,236                3.6%               1,810                   3.7%

      2007                 7               581,397                4.8%               1,572                   3.2%

      2008                 4               591,786                4.8%               2,827                   5.8%

      2009                 5               940,985                7.7%               3,277                   6.7%

      2010                 4               148,003                1.2%                 878                   1.8%

Thereafter                 4               468,000                3.9%               2,231                   4.5%
                       ----------     -------------       -------------       -----------------      --------------------
Total                    222             12,206,094             100.0%             $49,006                 100.0%
                       ==========     =============       =============       =================      ====================


--------------

(1) Lease expirations as of December 31, 2000 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 421,508 aggregate square feet.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S PARTNERS' CAPITAL AND RELATED PARTNER MATTERS

         There is no established public trading market for the general partner and limited partner units and the Preferred Units. As of March 23, 2001, there were 397 holders of record of general partner and limited partner units ("Unit") and one holder of record (the Company) of Preferred Units.

         Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The Operating Partnership has made consecutive quarterly distributions to the Company with respect to Preferred Units since the issuance of each such Preferred Units. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.63 per unit ($.6575 per Unit per quarter). The annual distribution rate with respect to Preferred Units is $218.75000 per Series B Preferred Unit ($54.68750 per Series B Preferred Unit per quarter), $215.624000 per Series C Preferred Unit ($53.90600 per Series C Preferred Unit per quarter), $198.75000 per Series D Preferred Unit ($49.68750 per Series D Preferred Unit per quarter) and $197.50000 per Series E Preferred Unit ($49.375000 per Series E Preferred Unit per quarter). The Operating Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to Preferred Units, out of any funds legally available for that purpose.

         The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:


                                                Distribution
              Quarter Ended                        Declared
              -------------                     -------------
             December 31, 2000 ............     $     .6575
             September 30, 2000 ...........           .6200
             June 30, 2000 ................           .6200
             March 31, 2000 ...............           .6200
             December 31, 1999 ............           .6200
             September 30, 1999 ...........           .6000
             June 30, 1999 ................           .6000
             March 31, 1999 ...............           .6000


         In 1998, the Operating Partnership issued an aggregate of 1,515,983 Units having an aggregate value of $49.4 million in exchange for property. In 1999, the Operating Partnership issued an aggregate of 173,070 Units having an aggregate value of $4.3 million in exchange for property. In 2000, the Operating Partnership issued an aggregate of 114,715 Units having an aggregate value of $3.5 million in exchange for property.

         All of the above Units were issued in private placements in reliance on
Section 4 (2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

         Subject to lock-up periods and certain adjustments, Units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical balance sheet data and other data as of December 31, 2000, 1999, 1998, 1997 and 1996 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.


                                             YEAR               YEAR              YEAR               YEAR                 YEAR
                                             ENDED              ENDED            ENDED               ENDED               ENDED
                                           12/31/00           12/31/99          12/31/98            12/31/97           12/31/96
                                        -------------      ------------       ------------       ------------       --------------
                                                (IN THOUSANDS, EXCEPT PER UNIT, RATIO AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues ...................     $    321,220       $    314,365       $    293,386       $     98,566       $     37,587
 Property Expenses ................          (93,188)           (85,326)           (85,773)           (29,183)            (9,935)
 General & Administrative Expense .          (16,971)           (12,961)           (12,919)            (5,820)            (4,014)
 Interest Expense .................          (80,885)           (76,799)           (68,862)           (25,099)            (4,685)
 Amortization of Interest Rate
    Protection Agreements and
    Deferred Financing Costs.......           (1,683)            (1,295)              (851)              (369)              (196)
 Depreciation & Other Amortization.          (55,558)           (57,927)           (54,209)           (15,873)            (6,310)
Valuation Provision on Real
Estate Held For Sale (a) ..........           (2,169)              --                 --                 --                 --
 Restructuring Charge (b) .........             --                 --               (6,858)              --                 --
 Equity in Income of Other Real
    Estate Partnerships ...........           33,049             45,714             27,583             31,297             20,130
 Equity in Income of Joint Ventures              571                302                 45               --                 --
 Disposition of Interest Rate
    Protection Agreements (c) .....             --                 --               (8,475)             4,038               --
 Gain on Sales of Real Estate .....           25,430             11,904              2,931                728              4,344
                                        ------------       ------------       ------------       ------------       ------------
 Income Before Extraordinary
    Loss and Cumulative Effect of
    Change in Accounting Principle           129,816            137,977             85,998             58,285             36,921
 Extraordinary Loss (d)............
                                               --                 --                 --               (4,666)            (2,273)
 Cumulative Effect of Change in
   Accounting Principle (e) .......            --                 --                 (719)              --                 --
                                        ------------       ------------       ------------       ------------       ------------
 Net Income .......................          129,816            137,977             85,279             53,619             34,648
 Preferred Unit Distributions .....          (28,924)           (28,924)           (26,691)            (7,936)              --
                                        ------------       ------------       ------------       ------------       ------------
  Net Income Available to
  Unitholders .....................     $    100,892       $    109,053       $     58,588       $     45,683       $     34,648
                                        ============       ============       ============       ============       ============
  Net Income Available to
  Unitholders Before Extraordinary
  Loss and Cumulative Effect of Change
  in Accounting Principle Per
  Unit:
          Basic ...................     $       2.20       $       2.41       $       1.34       $       1.41       $       1.38
                                        ============       ============       ============       ============       ============
          Diluted .................     $       2.19       $       2.40       $       1.34       $       1.40       $       1.38
                                        ============       ============       ============       ============       ============
 Net Income Available to Unitholders
     Per Unit:
          Basic ...................     $       2.20       $       2.41       $       1.33       $       1.28       $       1.29
                                        ============       ============       ============       ============       ============
          Diluted .................     $       2.19       $       2.40       $       1.32       $       1.27       $       1.29
                                        ============       ============       ============       ============       ============
 Distributions Per Unit ...........     $     2.5175       $       2.42       $       2.19       $      2.045       $     1.9675
                                        ============       ============       ============       ============       ============

Weighted Average Number of
Units
     Outstanding:
           Basic ..................           45,928             45,271             44,100             35,682             26,763
                                        ============       ============       ============       ============       ============
           Diluted ................           46,184             45,373             44,283             35,987             26,849
                                        ============       ============       ============       ============       ============

BALANCE SHEET DATA (END OF
PERIOD):
Real Estate Before
   Accumulated Depreciation ........     $  2,020,552       $  2,131,434       $  2,133,465       $  1,201,060       $    353,781
Real Estate After
   Accumulated Depreciation ........        1,838,072          1,952,141          1,988,030          1,178,741            345,648
Real Estate Held
   for Sale, Net ..................          190,379                 --                 --                 --                 --

 Investment in and Advances to
   Other Real Estate Partnerships .          381,231            380,774            368,364            643,621            258,411

 Total Assets .....................        2,539,407          2,443,987          2,470,661          1,870,183            622,122

 Mortgage Loans Payable, Net,
    Acquisition Facilities Payable
    and Senior Unsecured Debt, Net.        1,180,023          1,105,747          1,149,460            839,592             59,897
 Total Liabilities ................        1,329,576          1,228,637          1,261,102            904,006             86,890
 Partners' Capital ................        1,209,831          1,215,350          1,209,559            966,177            535,232
OTHER DATA:
 Cash Flows  From Operating
 Activities .......................     $    151,889       $    183,533       $    147,902       $     62,057       $     18,871
 Cash Flows From Investing
 Activities .......................          (85,152)           (15,798)          (538,395)        (1,084,002)          (202,673)
 Cash Flows From Financing
 Activities .......................          (63,115)          (181,659)           399,444          1,022,645            181,604
 Total Properties (f) .............              865                868                886                521                137
 Total GLA in sq. ft (f) ..........       55,615,111         54,788,585         57,403,413         34,259,042         12,650,986

 OCCUPANCY % (f) ..................               95%                96%                95%                94%                97%

(a) Represents a valuation provision on real estate held for sale on the Consolidated Operating Partnership's exit portfolio in Grand Rapids, MI.

(b) Represents a restructuring charge relating to severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted units.

(c) On May 16, 1997, the Consolidated Operating Partnership, through the Operating Partnership, sold interest rate protection agreements relating to its $300.0 million mortgage loan resulting in a gain of approximately $4.0 million. The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of its remaining interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

(d) In 1996, the Consolidated Operating Partnership, through the Operating Partnership, terminated certain revolving credit facilities. The Consolidated Operating Partnership recorded an extraordinary loss of $2.3 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Consolidated Operating Partnership, through the Operating Partnership, terminated an unsecured loan and a revolving credit facility. The Consolidated Operating Partnership recorded an extraordinary loss of $4.7 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses.

(e) In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. Consistent with SOP 98-5, the Consolidated Operating Partnership has reported a cumulative effect of a change in accounting principle in the amount of approximately $.7 million to reflect the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet.

(f)      As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at December 31, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.7% interest in the Operating Partnership at December 31, 2000.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the majority economic shareholder of FR Development Services, Inc., and holds at least a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

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

         As of December 31, 2000, the Consolidated Operating Partnership owned 865 in-service industrial properties, containing an aggregate of approximately
55.6 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2000, the Other Real Estate Partnerships owned 104 in-service industrial properties, containing an aggregate of approximately 12.6 million square feet of GLA. Of the 104 industrial properties owned by the Other Real Estate Partnerships at December 31, 2000, 22 are held by the Financing Partnership, 22 are held by the Securities Partnership, 22 are held by the Mortgage Partnership, 24 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         At December 31, 2000, the Consolidated Operating Partnership owned 865 in-service properties with approximately 55.6 million square feet of GLA, compared to 868 in-service properties with approximately 54.8 million square feet of GLA at December 31, 1999. During 2000, the Consolidated Operating Partnership acquired 82 in-service properties containing approximately 5.6 million square feet of GLA and one property under redevelopment, completed development of 20 properties and redevelopment of one property totaling approximately 3.6 million square feet of GLA and sold 104 in-service properties totaling approximately 8.5 million square feet of GLA, one out of service property and several land parcels. The Consolidated Operating Partnership also took three properties out of service that are under redevelopment, comprising approximately .1 million square feet of GLA and placed in service one property comprising approximately .2 million square feet of GLA.

         Rental income and tenant recoveries and other income increased by approximately $6.9 million or 2.2%. The increase in rental income is primarily due to same store growth. The increase in tenant recoveries and other income is primarily due to an increase in property expenses as discussed below. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $8.2 million or 3.5% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $7.9 million or 9.2% due primarily to increases in all property expense categories. The increase in real estate tax expense is due primarily to general increases in real estate taxes in many of the Consolidated Operating Partnership's markets. The increase in repairs and maintenance expenses. The expense is due primarily to an increase in landscaping and maintenance expenses. The increase in property management expense is primarily due to the opening of a regional office in California in the third quarter of 1999 as well as general pay increases. Insurance expense increased due primarily to rate increases. Other expense increased due primarily to an increase in master lease payments associated with certain properties during the year ended December 31, 2000 compared to the year ended December 31, 1999. Property expenses from properties owned prior to January 1, 1999 increased by approximately $4.1 million or 6.3% due primarily to the explanations above.

         General and administrative expense increased by approximately $4.0 million due primarily to general pay increases and additional employees.

         Interest expense increased by approximately $4.1 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase is primarily due to an increase in the weighted average interest rate for the year ended December 31, 2000 (7.32%) compared to the year ended December 31, 1999 (7.15%) and an increase in the average debt balance outstanding. The average debt balance outstanding for the year ended December 31, 2000 and 1999 was approximately $1,182.3 million and $1,159.6 million, respectively.

         Amortization of deferred financing costs increased by approximately $.4 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's $300.0 million unsecured line of credit (the "1997 Unsecured Acquisition Facility") and the Company's 2000 Unsecured Acquisition Facility (defined below), which amended and restated the 1997 Unsecured Acquisition Facility.

         Depreciation and other amortization decreased by approximately $2.4 million due primarily to the Consolidated Operating Partnership ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to December 31, 1998. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 1998.

         The valuation provision on real estate held for sale of approximately $2.2 million for the year ended December 31, 2000 represents a valuation provision on the Consolidated Operating Partnership's exit market portfolio in Grand Rapids, Michigan.

         Equity in income of Other Real Estate Partnerships decreased by approximately $12.7 million due primarily to a decrease in gain on sales of real estate for the year ended December 31, 2000 as compared to the year ended December 31, 1999, offset by an increase in average occupied GLA for the year ended December 31, 2000 compared to the year ended December 31, 1999. During the year ended December 31, 2000, the Other Real Estate Partnerships sold four industrial properties and one land parcel for a gain of approximately $3.9 million. During the year ended December 31, 1999, the Other Real Estate Partnerships sold 44 industrial properties, one property under development and several land parcels for a gain of approximately $17.9 million.

         The $25.4 million gain on sale of real estate for the year ended December 31, 2000 resulted from the sale of 105 industrial properties and several land parcels. Gross proceeds from these sales were approximately $404.0 million.

         The $11.9 million gain on sale of real estate for the year ended December 31, 1999 resulted from the sale of 44 industrial properties, one property under development and several land parcels. Gross proceeds from these sales were approximately $178.3 million. Approximately $4.8 million and $23.3 million of the gross proceeds from the sales of these properties was received from one of the Operating Partnership's industrial real estate joint ventures and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to one of the Operating Partnership's industrial real estate joint ventures and two properties to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).


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

         Rental income and tenant recoveries and other income increased by approximately $21.0 million or 7.2% due primarily to an increase in average GLA for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and an increase in same store revenue. Also, approximately $1.5 million of this increase is due to additional acquisition, asset management and property management fees received from the Operating Partnership's two industrial real estate joint ventures in fiscal year 1999. Revenues from properties owned prior to January 1, 1999, increased by approximately $6.4 million or 2.9% due primarily to increased rental rates upon renewal or replacement of tenant leases.

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

         Interest expense increased by approximately $7.9 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of senior unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest for the year ended December 31, 1999 due to an increase in development activities. The average debt balances outstanding for the years ended December 31, 1999 and 1998 were approximately $1,159.6 million and $1,017.3 million, respectively.

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

         Equity in income of joint ventures increased by approximately $.3 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase is due to a full year of operations of one of the Operating Partnership's industrial real estate joint ventures in 1999 as opposed to a partial year of operations in 1998 and the start up of the Operating Partnership's second industrial real estate joint venture in 1999.

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

         The $11.9 million gain on sale of real estate for the year ended December 31, 1999 resulted from the sale of 44 industrial properties, one property under development and several land parcels. Gross proceeds from these sales were approximately $178.3 million. Approximately $4.8 million and $23.3 million of the gross proceeds from the sales of these properties was received from one of the Operating Partnership's industrial real estate joint ventures and the Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to one of the Operating Partnership's industrial real estate joint ventures and two properties to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value).

         The $2.9 million gain on sale of real estate for the year ended December 31, 1998 resulted from the sale of 36 industrial properties and several parcels of land. Gross proceeds from these sales were approximately $77.7 million.

         The $.7 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamoritized balance of organizational costs on the Consolidated Operating Partnership's balance sheet due to the early adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamoritized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Consolidated Operating Partnership's cash and cash equivalents was approximately $3.6 million and restricted cash totaled approximately $23.0 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.




YEAR ENDED DECEMBER 31, 2000

         Net cash provided by operating activities of approximately $151.9 million for the year ended December 31, 2000 was comprised primarily of net income of approximately $129.8 million and adjustments for non-cash items of approximately $36.9 million, offset by the net change in operating assets and liabilities of approximately $14.8 million. The adjustments for the non-cash items of approximately $36.9 million are primarily comprised of depreciation and amortization of approximately $60.8 million, a valuation provision on real estate held for sale on a portfolio of properties located in Grand Rapids, Michigan of approximately $2.2 million and a provision for bad debts of approximately $.1 million, offset by the gain on sale of real estate of approximately $25.4 million and the effect of the straight-lining of rental income of approximately $.8 million.

          Net cash used in investing activities of approximately $85.2 million for the year ended December 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the Operating Partnership's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

          Net cash used in financing activities of approximately $63.1 million for the year ended December 31, 2000 was comprised primarily of general partnership and limited partnership units ("Unit") and preferred general partnership unit distributions, the purchase of general partnership Units, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility (defined below), offset by the net borrowings under the Operating Partnership's lines of credit and Unit contributions.

YEAR ENDED DECEMBER 31, 1999

         Net cash provided by operating activities of approximately $183.5 million for the year ended December 31, 1999 was comprised primarily of net income of approximately $138.0 million, adjustments for non-cash items of approximately $43.9 million and the net change in operating assets and liabilities of approximately $1.6 million. The adjustments for the non-cash items of approximately $43.9 million are primarily comprised of depreciation and amortization of approximately $59.3 million, offset by the gain on sale of real estate of approximately $11.9 million and the effect of the straight-lining of rental income of approximately $3.5 million.

         Net cash used in investing activities of approximately $15.8 million for the year ended December 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in the Other Real Estate Partnerships, contributions to and investments in the Operating Partnership's two industrial real estate joint ventures and the funding of mortgage loans receivable, offset by distributions from Other Real Estate Partnerships, distributions from one of the Operating Partnership's industrial real estate joint ventures, net proceeds from the sales of real estate, the repayment of mortgage loans receivable and a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges.

         Net cash used in financing activities of approximately $181.7 million for the year ended December 31, 1999 was comprised primarily of Unit and preferred general partnership unit distributions, repayments on mortgage loans payable, debt issuance costs and net repayments under the 1997 Unsecured Acquisition Facility, offset by Unit contributions.

YEAR ENDED DECEMBER 31, 1998

         Net cash provided by operating activities of approximately $147.9 million for the year ended December 31, 1998 was comprised primarily of net income of approximately $85.3 million and adjustments for non-cash items of approximately $51.4 million and the net change in operating assets and liabilities of approximately $11.3 million. The adjustments for the non-cash items of approximately $51.4 million are primarily comprised of depreciation and amortization of approximately $56.9 million, a provision for bad debts of approximately $.6 million and the cumulative effect of a change in accounting principle of approximately $.7 million due to the adoption of SOP 98-5, offset by the gain on sale of real estate of approximately $2.9 million and the effect of the straight-lining of rental income of approximately $3.9 million.

         Net cash used in investing activities of approximately $538.4 million for the year ended December 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in Other Real Estate Partnerships, investment in one of the Operating Partnership's industrial real estate joint ventures and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

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

SEGMENT REPORTING

         Management views the Consolidated Operating Partnership as a single segment.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

         During the year ended December 31, 2000, the Consolidated Operating Partnership purchased 82 in-service industrial properties and one industrial property under redevelopment comprising approximately 5.6 million square feet of GLA as well as several land parcels, for an aggregate purchase price of approximately $314.3 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels. The Consolidated Operating Partnership also completed the development of 20 industrial properties and one property under redevelopment comprising approximately 3.6 million square feet of GLA at a cost of approximately $125.8 million.

         During the year ended December 31, 2000, the Consolidated Operating Partnership sold 104 in-service industrial properties and one out of service property comprising approximately 8.9 million square feet of GLA as well as several land parcels. Gross proceeds from these sales were approximately $404.0 million.

         The Consolidated Operating Partnership has committed to the construction of 13 development projects totaling approximately 1.8 million square feet of GLA for an estimated investment of approximately $102.2 million. Of this amount, approximately $56.0 million remains to be funded. These developments are expected to be funded with cash flows from operations, proceeds from the sales of select properties of the Consolidated Operating Partnership and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility (defined below).

         From January 1, 2001 to March 23, 2001, the Consolidated Operating Partnership acquired thirteen industrial properties and several land parcels for a total estimated investment of approximately $45.5 million. The Consolidated Operating Partnership also sold eight industrial properties and one land parcel for approximately $19.5 million of gross proceeds.

REAL ESTATE HELD FOR SALE

         The Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge as well as continually engages in identifying and evaluating its other real estate markets for potential sales candidates. At December 31, 2000, the Consolidated Operating Partnership had 74 industrial properties comprising approximately 6.9 million square feet of GLA held for sale. Income from operations of the 74 industrial properties held for sale for the year ended December 31, 2000, 1999 and 1998 is approximately $19.6 million, $16.1 million and $15.5 million, respectively. Net carrying value of the 74 industrial properties held for sale at December 31, 2000 is approximately $190.4 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

         During the year ended December 31, 2000, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $2.8 million in asset management and property management fees from two industrial real estate joint ventures. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received distributions of approximately $.9 million from two industrial real estate joint ventures. As of December 31, 2000, the two industrial real estate joint ventures owned 177 industrial properties comprising approximately 8.3 million square feet of GLA. On or after October 2000, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all of the properties owned by one of the joint ventures at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this option.

ACQUISITION FACILITY PAYABLE

         In June 2000, the Operating Partnership amended and restated the 1997 Unsecured Acquisition Facility which gives the Operating Partnership the right, subject to certain conditions, to increase the aggregate commitment up to $400.0 million as well as extended the maturity of the 1997 Unsecured Acquisition Facility to June 30, 2003 (the "2000 Unsecured Acquisition Facility").

SENIOR UNSECURED DEBT

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200.0 million of unsecured notes in a private offering at an offering price of 99.695%. The unsecured notes mature on March 15, 2011 and bear a coupon interest rate of 7.375%.

MARKET RISK

         The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At December 31, 2000, $170.0 million (approximately 14% of total debt at December 31, 2000) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 2000 Unsecured Acquisition Facility) and $1,010.0 million (approximately 86% of total debt at December 31, 2000) was fixed rate debt.
The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at December 31, 2000, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2000 by approximately $45.4 million to $936.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2000 by approximately $50.4 million to $1,032.0 million. A 10% increase in interest rates would decrease the fair value of the Written Options at December 31, 2000 by approximately $4.1 million to $8.0 million. A 10% decrease in interest rates would increase the fair value of the Written Options at December 31, 2000 by approximately $5.5 million to $17.6 million.



ISSUANCE OF UNITS AND EMPLOYEE STOCK OPTIONS

         During the year ended December 31, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 3,663 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $9.7 million on the date of grant. The restricted common stock vests over periods from one to ten years.

         During the year ended December 31, 2000, the Operating Partnership issued 937,250 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $27.25-$30.00 per share and expire ten years from the date of grant.

         For the year ended December 31, 2000, certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company were $12.5 million. The Consolidated Operating, through the Operating Partnership, issued 518,550 Units to the Company in the same amount.

REPURCHASE OF UNITS

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67. The Operating Partnership repurchased general partnership Units from the Company in the same amount.

DISTRIBUTIONS

         On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28.2 million. On April 17, 2000, the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28.5 million. On July 17, 2000, the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28.6 million. On October 23, 2000, the Operating Partnership paid a third quarter 2000 distribution of $.62 per Unit, totaling approximately $28.4 million. On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30.3 million.

         On March 31, 2000, June 30, 2000, October 2, 2000 and January 2,
2001, the Operating Partnership paid quarterly 2000 distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"), $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units"), $49.687 per unit on its 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units"). The preferred unit distributions paid on March 31, 2000, June 30, 2000, October 2, 2000 and January 2, 2001 totaled, in the aggregate, approximately $7.2 million per quarter.

         On March 9, 2001, the Operating Partnership declared a first quarter distribution of $.6575 per Unit which is payable on April 23, 2001. The Operating Partnership also declared first quarter 2000 distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units, respectively, which are payable on April 2, 2001.


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

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of December 31, 2000 and March 23, 2001, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At December 31, 2000, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.26%. As of March 23, 2001, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $228.0 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.

RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2000, this relative received approximately $.06 million in brokerage commissions paid by the Consolidated Operating Partnership.

         The Consolidated Operating Partnership periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 2000, the Consolidated Operating Partnership has paid approximately $.005 million of fees to this entity.

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

         In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately

$1.3 million, in connection with FRDS' election to become a wholly-owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.


ENVIRONMENTAL

         The Consolidated Operating Partnership incurred environmental costs of $.1 million and $.5 million in 2000 and 1999, respectively. The Consolidated Operating Partnership estimates 2001 costs of approximately $.2 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2001 and beyond with regard to currently identified environmental issues will not exceed approximately $.4 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

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

OTHER

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No.138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Consolidated Operating Partnership for the year ending December 31, 2001. FAS 133 did not have an impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

         The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Consolidated Operating Partnership operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Consolidated Operating Partnership converted its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary in January 2001.

         In December 1999, the Securities and Exchange Commission issued
Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Consolidated Operating Partnership's results of operations or its financial position as the Consolidated Operating Partnership's revenue recognition practices were compliant with the pronouncement.

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

      The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12 and Item 13 is incorporated herein by reference to parts of the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders (which will be filed no later than April 15, 2001) captioned "Information Regarding Nominees and Directors", "Executive Officers and Other Senior Management", "Director Compensation", "Executive Compensation", "Section 16 (a) Beneficial Ownership Reporting Compliance", "Certain Relationships and Transactions" and "Security Ownership of Management and Certain Beneficial Owners". Information contained in the part of such proxy statement captioned "Stock Performance Graph" is specifically not incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)         FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND
                  EXHIBITS

         (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K
(3)  Exhibits:

Exhibit No.      Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.      Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)


4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.9 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

Exhibit No.      Description


4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.11 6.50% Dealer remarketable securities due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)

4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.15* 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P.

4.16* Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.375% Notes due March 15, 2011

4.17* Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC

21.1             Subsidiaries of the Registrant (incorporated by reference to
                 Exhibit 21.1 of the Company's Annual Report on Form 10-K for
                 the year ended December 31, 2000, File No. 1-13102)
23*              Consent of PricewaterhouseCoopers LLP


     *     Filed herewith.



     (b) REPORTS ON FORM 8-K AND FORM 8-K/A

         None.

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


                             FIRST INDUSTRIAL, L.P.


                             BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                 AS GENERAL PARTNER


Date:  March 27, 2001        By: /s/ Michael W. Brennan
                                 ------------------------------------------
                                 Michael W. Brennan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  March 27, 2001        By: /s/ Michael J. Havala
                                 ------------------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Jay H. Shidler                          Chairman of the Board of Directors          March 27, 2001
---------------------------------------
        Jay H. Shidler

/s/ Michael W. Brennan                      President, Chief Executive Officer          March 27, 2001
---------------------------------------     and Director
       Michael W. Brennan

/s/ Michael G. Damone                       Director of Strategic Planning              March 27, 2001
---------------------------------------     and Director
       Michael G. Damone

                                            Director                                    March 27, 2001
---------------------------------------
       John L. Lesher

/s/ Kevin W. Lynch                          Director                                    March 27, 2001
---------------------------------------
       Kevin W. Lynch

/s/ John E. Rau                             Director                                    March 27, 2001
---------------------------------------
       John E. Rau

/s/ Robert J. Slater                        Director                                    March 27, 2001
---------------------------------------
       Robert J. Slater

/s/ W. Edwin Tyler                          Director                                    March 27, 2001
---------------------------------------
       W. Edwin Tyler

/s/ J. Steven Wilson                        Director                                    March 27, 2001
---------------------------------------
       J. Steven Wilson

                                  EXHIBIT INDEX

Exhibit No.      Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.      Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.9 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

Exhibit No.      Description

4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.11 6.50% Dealer remarketable securities due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)

4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.15* 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P.

4.16* Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011

4.17* Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13102)

23*              Consent of PricewaterhouseCoopers LLP




     *     Filed herewith.

                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                               PAGE
                                                                                               ----

FINANCIAL STATEMENTS

Report of Independent Accountants.......................................................         F-2

Consolidated Balance Sheets of First Industrial, L.P. as of December 31, 2000
and 1999................................................................................         F-3

Consolidated Statements of Operations of First Industrial, L.P. for the Years Ended
December 31, 2000, 1999 and 1998........................................................         F-4

Consolidated Statements of Changes in Partners' Capital of First Industrial, L.P. for
the Years Ended December 31, 2000, 1999 and 1998........................................         F-5

Consolidated Statements of Cash Flows of First Industrial, L.P. for the Years Ended
December 31, 2000, 1999 and 1998........................................................         F-6

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

Report of Independent Accountants.......................................................         S-1

Schedule III:   Real Estate and Accumulated Depreciation................................         S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
     First Industrial,  L.P.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. (the "Operating Partnership") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                         PricewaterhouseCoopers LLP




Chicago, Illinois
February 9, 2001

                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          December 31,         December 31,
                                                                             2000                  1999
                                                                         -----------           -----------
                             ASSETS
Assets:
   Investment in Real Estate:
      Land ....................................................          $   341,746           $   311,149
      Buildings and Improvements ..............................            1,643,540             1,776,217
      Furniture, Fixtures and Equipment .......................                1,353                 1,353
      Construction in Progress ................................               33,913                42,715
      Less: Accumulated Depreciation ..........................             (182,480)             (179,293)
                                                                         -----------           -----------
              Net Investment in Real Estate ...................            1,838,072             1,952,141

   Real Estate Held for Sale, Net of Accumulated Depreciation
     and Amortization of $21,974 ..............................              190,379                    --
   Investments in and Advances to Other Real Estate
     Partnerships .............................................              381,231               380,774
   Cash and Cash Equivalents ..................................                3,644                    22
   Restricted Cash ............................................               23,027                   927
   Tenant Accounts Receivable, Net ............................                8,857                 8,986
   Investments in Joint Ventures ..............................                6,158                 6,408
   Deferred Rent Receivable ...................................               10,887                13,777
   Deferred Financing Costs, Net ..............................               10,543                 9,905
   Prepaid Expenses and Other Assets, Net .....................               66,609                71,047
                                                                         -----------           -----------
              Total Assets ....................................          $ 2,539,407           $ 2,443,987
                                                                         ===========           ===========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ................................          $    61,242           $    63,059
   Senior Unsecured Debt, Net .................................              948,781               948,688
   Acquisition Facility Payable ...............................              170,000                94,000
   Accounts Payable and Accrued Expenses ......................               94,448                75,397
   Rents Received in Advance and Security Deposits ............               17,593                19,329
   Distributions Payable ......................................               37,512                28,164
                                                                         -----------           -----------
              Total Liabilities ...............................            1,329,576             1,228,637
                                                                         -----------           -----------

Commitments and Contingencies .................................                   --                    --

Partners' Capital:
    General Partner Preferred Units ...........................              336,990               336,990
    General Partner Units .....................................              697,864               694,899
    Unamortized Value of General Partnership Restricted Units                 (8,812)               (4,087)
    Limited Partners' Units ...................................              183,406               187,548
    Amortization of Stock Based Compensation ..................                  383                    --
                                                                         -----------           -----------
                Total Partners' Capital .......................            1,209,831             1,215,350
                                                                         -----------           -----------
                Total Liabilities and Partners' Capital .......          $ 2,539,407           $ 2,443,987
                                                                         ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)



                                                                              Year Ended         Year Ended          Year Ended
                                                                             December 31,        December 31,        December 31,
                                                                             ------------        ------------        ------------
                                                                                2000                 1999                1998
                                                                             ------------        ------------        ------------
   Revenues:
      Rental Income ................................................          $ 253,799           $ 249,719           $ 237,167
      Tenant Recoveries and Other Income ...........................             67,421              64,646              56,219
                                                                              ---------           ---------           ---------
                Total Revenues .....................................            321,220             314,365             293,386
                                                                              ---------           ---------           ---------
   Expenses:
      Real Estate Taxes ............................................             51,320              49,590              48,768
      Repairs and Maintenance ......................................             16,256              14,992              13,841
      Property Management ..........................................             11,730               9,013              11,541
      Utilities ....................................................              7,849               7,602               7,667
      Insurance ....................................................              1,195                 690                 794
      Other ........................................................              4,838               3,439               3,162
      General and Administrative ...................................             16,971              12,961              12,919
      Interest .....................................................             80,885              76,799              68,862
      Amortization of Deferred Financing Costs .....................              1,683               1,295                 851
      Depreciation and Other Amortization ..........................             55,558              57,927              54,209
      Valuation Provision on Real Estate Held for Sale .............              2,169                  --                  --
      Restructuring Charge .........................................                 --                  --               6,858
                                                                              ---------           ---------           ---------
                 Total Expenses ....................................            250,454             234,308             229,472
                                                                              ---------           ---------           ---------
   Income from Operations Before Equity in Income of Other Real
         Estate Partnerships, Equity in Income of Joint Ventures and
         Disposition of Interest Rate Protection Agreements ........             70,766              80,057              63,914
   Equity in Income of Other Real Estate Partnerships ..............             33,049              45,714              27,583
   Equity in Income of Joint Ventures ..............................                571                 302                  45
   Disposition of Interest Rate Protection Agreements ..............                 --                  --              (8,475)
                                                                              ---------           ---------           ---------
   Income from Operations ..........................................            104,386             126,073              83,067
   Gain on Sale of Real Estate .....................................             25,430              11,904               2,931
                                                                              ---------           ---------           ---------
   Income Before Cumulative Effect of Change in Accounting
         Principle .................................................            129,816             137,977              85,998
   Cumulative Effect of Change in Accounting Principle .............                 --                  --                (719)
                                                                              ---------           ---------           ---------
   Net Income ......................................................            129,816             137,977              85,279
    Less: Preferred Unit Distributions .............................            (28,924)            (28,924)            (26,691)
                                                                              ---------           ---------           ---------
    Net Income Available to Unitholders ............................          $ 100,892           $ 109,053           $  58,588
                                                                              =========           =========           =========

Net Income Available to Unitholders Before Cumulative Effect
           Of Change in Accounting Principle Per Weighted
           Average Unit Outstanding:
               Basic ...............................................          $    2.20           $    2.41           $    1.34
                                                                              =========           =========           =========
               Diluted .............................................          $    2.19           $    2.40           $    1.34
                                                                              =========           =========           =========

Net Income Available to Unitholders Per Weighted Average
           Unit Outstanding:
               Basic ...............................................          $    2.20           $    2.41           $    1.33
                                                                              =========           =========           =========
               Diluted .............................................          $    2.19           $    2.40           $    1.32
                                                                              =========           =========           =========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                       Unamortized
                                                                                         Value of
                                                          General                         General                       Amortization
                                                          Partner         General         Partner          Limited           Of
                                                         Preferred        Partner        Restricted       Partners      Stock Based
                                           Total           Units           Units           Units            Units       Compensation
                                       -----------       ---------       ---------     -------------      ---------     ------------
Balance at December 31, 1997 ......    $   966,177       $ 144,290       $ 677,608        $(3,417)        $ 147,696         $ --
    Contributions .................        279,208         192,700          37,095             --            49,413           --
    Issuance of General Partner
          Restricted Units ........             --              --           2,345         (2,345)               --           --
    Amortization of General Partner
          Restricted Units ........          2,450              --              --          2,450                --           --
    Distributions .................       (123,555)        (26,691)        (82,316)            --           (14,548)          --
    Unit Conversions ..............             --              --           5,150             --            (5,150)          --
    Net Income ....................         85,279          26,691          50,041             --             8,547           --
                                       -----------       ---------       ---------        -------         ---------         ----
Balance at December 31, 1998 ......      1,209,559         336,990         689,923         (3,312)          185,958           --
    Contributions .................          5,115              --             840             --             4,275           --
    Issuance of General Partner
           Restricted Units .......             --              --           2,008         (2,008)               --           --
    Amortization of General Partner
           Restricted Units .......          1,233              --              --          1,233                --           --
    Distributions .................       (138,534)        (28,924)        (92,151)            --           (17,459)          --
    Unit Conversions ..............             --              --           2,618             --            (2,618)          --
    Net Income ....................        137,977          28,924          91,661             --            17,392           --
                                       -----------       ---------       ---------        -------         ---------         ----
Balance at December 31, 1999 ......      1,215,350         336,990         694,899         (4,087)          187,548           --
    Contributions .................         16,156              --          12,769             --             3,387           --
    Issuance of General Partner
          Restricted Units ........             --              --           9,689         (9,689)               --           --
    Purchase of General Partnership
          Units ...................        (11,699)             --         (11,699)            --                --           --
    Repurchase and Retirement of
          Restricted Units ........           (466)             --            (466)            --                --           --
    Amortization of Stock Based
          Compensation ............            383              --              --             --                --          383
    Amortization of General Partner
          Restricted Units ........          4,964              --              --          4,964                --           --
    Distributions .................       (144,673)        (28,924)        (97,531)            --           (18,218)          --
    Unit Conversions ..............             --              --           5,706             --            (5,706)          --
    Net Income ....................        129,816          28,924          84,497             --            16,395           --
                                       -----------       ---------       ---------        -------         ---------         ----
Balance at December 31, 2000 ......    $ 1,209,831       $ 336,990       $ 697,864        $(8,812)        $ 183,406         $383
                                       ===========       =========       =========        =======         =========         ====


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                Year Ended          Year Ended          Year Ended
                                                           December 31, 2000     December 31, 1999    December 31, 1998
                                                           -----------------     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................          $ 129,816           $ 137,977           $  85,279
   Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
    Depreciation .....................................             49,496              52,494              48,889
    Amortization of Deferred Financing Costs .........              1,683               1,295                 851
    Other Amortization ...............................              9,650               5,504               7,155
    Valuation Provision on Real Estate Held for Sale .              2,169                  --                  --
    Provision for Bad Debts ..........................                 50                   8                 649
    Equity in Income of Joint Ventures ...............               (571)               (302)                (45)
    Distributions from Joint Ventures ................                571                 302                  --
    Gain on Sale of Real Estate ......................            (25,430)            (11,904)             (2,931)
    Equity in Income of Other Real Estate
         Partnerships ................................            (33,049)            (45,714)            (27,583)
    Distributions from Investment in Other Real
         Estate Partnerships .........................             33,049              45,714              27,583
    Cumulative Effect of Change in Accounting
         Principle ...................................                 --                  --                 719
    Increase in Tenant Accounts Receivable and
         Prepaid Expenses and Other Assets, Net ......            (20,865)             (7,948)            (19,039)
    Increase in Deferred Rent Receivable .............               (830)             (3,510)             (3,977)
    Increase in Accounts Payable and Accrued
         Expenses and Rents Received in Advance
         and Security Deposits .......................              6,150               9,617              30,352
                                                                ---------           ---------           ---------
          Net Cash Provided by Operating Activities ..            151,889             183,533             147,902
                                                                ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real
    Estate ...........................................           (460,884)           (177,613)           (491,650)
         Net Proceeds from Sales of
         Investment in Real Estate ...................            379,849             171,133              76,632
    Investments in and Advances to Other Real
         Estate Partnerships .........................           (102,695)           (138,404)           (115,471)
    Distributions from Other Real Estate
         Partnerships ................................            102,238             136,317               3,081
    Contributions to and Investments in Joint
         Ventures ....................................                (37)             (2,522)             (4,413)
    Distributions from Joint Ventures ................                287                 572                  --
    Funding of Mortgage Loans Receivable .............                 --             (12,467)                 --
    Repayment of Mortgage Loans Receivable ...........             18,190                 433               1,106
    (Increase) Decrease in Restricted Cash ...........            (22,100)              6,753              (7,680)
                                                                ---------           ---------           ---------
         Net Cash Used in Investing Activities .......            (85,152)            (15,798)           (538,395)
                                                                ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions, Net ...........................             12,478                 532              35,685
   Unit Distributions ................................           (113,632)           (108,527)            (91,796)
   Purchase of General Partnership Units .............            (11,699)                 --                  --
   Repurchase of Restricted Units ....................               (466)                 --                  --
   Preferred Contributions ...........................                 --                  --             192,700
   Preferred Unit Distributions ......................            (21,693)            (28,924)            (26,691)
   Repayments on Mortgage Loans Payable ..............             (1,780)             (2,967)             (1,523)
   Proceeds from Acquisition Facilities Payable ......            290,200             156,600             531,000
   Repayments on Acquisition Facilities Payable ......           (214,200)           (197,400)           (525,600)
   Proceeds from Senior Unsecured Debt ...............                 --                  --             299,517
   Other Proceeds from Senior Unsecured Debt .........                 --                  --               2,760
   Other Costs of Senior Unsecured Debt ..............                 --                  --             (11,890)
   Cost of Debt Issuance .............................             (2,323)               (973)             (4,718)
                                                                ---------           ---------           ---------
          Net Cash (Used in) Provided by Financing
              Activities .............................            (63,115)           (181,659)            399,444
                                                                ---------           ---------           ---------
   Net Increase (Decrease) in Cash and Cash
          Equivalents ................................              3,622             (13,924)              8,951
   Cash and Cash Equivalents, Beginning of Period ....                 22              13,946               4,995
                                                                ---------           ---------           ---------
   Cash and Cash Equivalents, End of Period ..........          $   3,644           $      22           $  13,946
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


1.   ORGANIZATION AND FORMATION OF PARTNERSHIP

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at December 31, 2000. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.7% interest in the Operating Partnership at December 31, 2000.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the majority economic stockholder of FR Development Services, Inc., and holds at least a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties.

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

         As of December 31, 2000, the Operating Partnership, the L.L.C.s and FR Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 865 in-service industrial properties, containing an aggregate of approximately 55.6 million square feet (unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 2000, the Other Real Estate Partnerships owned 104 in-service industrial properties, containing an aggregate of approximately 12.6 million square feet (unaudited) of GLA. Of the 104 industrial properties owned by the Other Real Estate Partnerships at December 31, 2000, 22 are held by the Mortgage Partnership, 24 are held by the Pennsylvania Partnership, 22 are held by the Securities Partnership, 22 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

2.       BASIS OF PRESENTATION

         The consolidated financial statements of the Consolidated Operating Partnership at December 31, 2000 and 1999 and for each of the three years ended December 31, 2000 include the accounts and operating results of the Operating Partnership, the L.L.C.s and FR Development Services, Inc. on a consolidated basis. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships and the Operating Partnership's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined) under the equity method of accounting. The minority ownership interest in FR Development Services, Inc. is not reflected in the consolidated financial statements due to its immateriality.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2000 and 1999, and the reported amounts of revenues and expenses for the years ended December 31, 2000, 1999 and 1998. Actual results could differ from those estimates.

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

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                Years
                                                                -----
         Buildings and Improvements ....................      31.5 to 40
         Land Improvements .............................      15
         Furniture, Fixtures and Equipment .............      5 to 10

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Deferred Financing Costs
         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $4,042 and $2,359 at December 31, 2000 and 1999, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investment in and Advances to Other Real Estate Partnerships

         Investment in Other Real Estate Partnerships represents the Consolidated Operating Partnership's limited partnership interests in and advances to, through the Operating Partnership, the Other Real Estate Partnerships. The Operating Partnership accounts for its Investment in Other Real Estate Partnerships under the equity method of accounting. Under the equity method of accounting, the Operating Partnership's share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership's Investment in Other Real Estate Partnerships as paid or received, respectively.

Investments in Joint Ventures
         Investments in Joint Ventures represents the Operating Partnership's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined). The Consolidated Operating Partnership, through the Operating Partnership, accounts for its Investments in Joint Ventures under the equity method of accounting. Under the equity method of accounting, the Consolidated Operating Partnership's share of earnings or losses of the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Consolidated Operating Partnership's Investments in Joint Ventures as paid or received, respectively.

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

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 and $1,657 as of December 31, 2000 and 1999, respectively.

Gain on Sale of Real Estate
         Gain on sale of real estate is recognized using the full accrual method. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Consolidated Operating Partnership after completion of each sale are included in the determination of the gains on sales.

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

Earnings Per Unit ("EPU")

         Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding. Net income per weighted average Unit - diluted is based on the weighted average Units outstanding plus the effect of the Company's in-the-money employee stock options that result in the issuance of general partnership units. See Note 13 for further disclosures.

Fair Value of Financial Instruments

         The Consolidated Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with two offerings of unsecured debt.

          The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values due to the short-term nature of these financial instruments. See Note 6 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with two initial offerings of unsecured debt.

 Derivative Financial Instruments

         Historically, the Consolidated Operating Partnership, through the Operating Partnership, has used interest rate protection agreements (the "Agreements") to fix the interest rate on anticipated offerings of senior unsecured debt, limit the interest rate on existing debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from the Agreements that were used to limit the interest rate on existing debt are recognized as a component of interest expense. The cost basis of this type of instrument is amortized over the life of the instrument and is recognized in net income as well. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Any Agreements which no longer qualify for hedge accounting are marked to market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Consolidated Operating Partnership's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Consolidated Operating Partnership's carrying value of the Agreements on the balance sheet.

Segment Reporting

         Management views the Consolidated Operating Partnership as a single segment.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No.138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Consolidated Operating Partnership for the year ending December 31, 2001. FAS 133 did not have an impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

         The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Consolidated Operating Partnership operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Consolidated Operating Partnership converted its preferred stock subsidiary to a wholly - owned taxable REIT subsidiary in January 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Consolidated Operating Partnership's results of operations or its financial position as the Consolidated Operating Partnership's revenue recognition practices were compliant with the pronouncement.

4.       INVESTMENTS IN AND ADVANCES TO OTHER REAL ESTATE PARTNERSHIPS

         The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

4.       INVESTMENTS IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

Condensed Combined Balance Sheets:



                                                                          Year Ended
                                                                 -----------------------------
                                                                 December 31,     December 31,
                                                                    2000              1999
                                                                 ------------     ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .................          $383,021          $433,970
        Real Estate Held for Sale, Net .................            46,043                --
        Other Assets, Net ..............................            40,218            38,491
                                                                  --------          --------
                Total Assets ...........................          $469,282          $472,461
                                                                  ========          ========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ........................          $ 41,333          $ 41,891
        Other Liabilities ..............................            40,714            35,620
                                                                  --------          --------
                 Total Liabilities .....................            82,047            77,511
                                                                  --------          --------
        Partners' Capital ..............................           387,235           394,950
                                                                  --------          --------
                 Total Liabilities and Partners' Capital          $469,282          $472,461
                                                                  ========          ========


Condensed Combined Statements of Operations:

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 31,      December 31,       December 31,
                                                               2000               1999               1998
                                                            ------------      ------------       ------------
Total Revenues ....................................          $ 64,431           $ 59,677           $ 56,221
Property Expenses .................................           (15,784)           (13,685)           (13,005)
General and Administrative ........................                --               (167)                --
Interest Expense ..................................            (3,040)            (3,070)            (2,971)
Amortization of Deferred Financing Costs ..........               (67)               (67)               (65)
Depreciation and Other Amortization ...............           (11,431)           (10,485)            (9,597)
Valuation Provision on Real Estate Held for Sale ..              (731)                --                 --
Abandoned Pursuit Costs Charge ....................                --                 --               (360)
Gain on Sales of Real Estate ......................             3,866             17,893              2,417
Cumulative Effect of Change in Accounting Principle                --                 --               (858)
                                                             --------           --------           --------
Net Income ........................................          $ 37,244           $ 50,096           $ 31,782
                                                             ========           ========           ========

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)




5.       INVESTMENTS IN JOINT VENTURES

         On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Operating Partnership has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this option. The Consolidated Operating Partnership received approximately $2,199 and $2,315 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2000 and 1999 respectively, from the September 1998 Joint Venture. For the year ended December 31, 2000, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, invested approximately $4 and received distributions of approximately $796 from the September 1998 Joint Venture. For the year ended December 31, 1999, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, invested approximately $767 and received distributions of approximately $874 from the September 1998 Joint Venture. The Consolidated Operating Partnership accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 2000, the September 1998 Joint Venture owned 138 industrial properties comprising approximately 7.1 million square feet (unaudited) of GLA.

         On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership received approximately $557 and $993 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2000 and 1999 respectively, from the September 1999 Joint Venture. For the year ended December 31, 2000, the Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, also invested approximately $33 and received distributions of approximately $62 from the September 1999 Joint Venture. For the year ended December 31, 1999, the Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, also invested approximately $1,755 in the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 2000, the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet (unaudited) of GLA.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE

 Mortgage Loans Payable, Net

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

         On January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $705 (the "LB Mortgage Loan II"). The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

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

         On December 8, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Consolidated Operating Partnership is amortizing the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Consolidated Operating Partnership, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement Relating to the 2017 Notes. The 2017 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Consolidated Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Consolidated Operating Partnership is amortizing the proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Consolidated Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Consolidated Operating Partnership also settled an interest rate protection agreement, in the notional amount of $100,000, which

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

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

Acquisition Facilities

     In December 1997, the Operating Partnership terminated its $200,000 unsecured revolving credit facility and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which bore interest at LIBOR plus .80% or a "Corporate Base Rate", at the Operating Partnership's election, and provided for interest only payments until maturity. In June 2000, the Operating Partnership amended the 1997 Unsecured Acquisition Facility which extended the maturity date to June 30, 2003 and includes the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the "2000 Unsecured Acquisition Facility"). The Operating Partnership may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:


                                       OUTSTANDING BALANCE AT        ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                    -----------------------------    ---------------------------   ----------------

                                    DECEMBER 31,     DECEMBER 31,     December 31,   December 31,   December 31,      Maturity
                                       2000             1999              2000           1999           2000             Date
                                    ------------     ------------     ------------   ------------   ------------      --------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan .....................     $ 33,952          $ 34,636         $   212        $   216          7.500%          4/01/03
Assumed Loans ..................        7,995             8,343             ---            ---          9.250%          1/01/13
LB Mortgage Loan II ............          705               705               5            ---          8.000%              (1)
Acquisition Mortgage Loan I ....        3,294             3,591             ---            ---          8.500%          8/01/08
Acquisition Mortgage Loan II ...        7,432             7,630             ---            ---          7.750%          4/01/06
Acquisition Mortgage Loan III ..        3,214             3,350             ---            ---          8.875%          6/01/03
Acquisition Mortgage Loan IV ...        2,364             2,423              17            ---          8.950%         10/01/06
Acquisition Mortgage Loan VI ...          957  (2)          991  (2)        ---            ---          8.875%         11/01/06
Acquisition Mortgage Loan VII ..        1,329  (2)        1,390  (2)        ---            ---          9.750%          3/15/02
                                    ---------        ----------       ---------      ---------

Total ..........................     $ 61,242          $ 63,059         $   234        $   216
                                     ========          =========        =======        =======

SENIOR UNSECURED DEBT, NET
2005 Notes .....................     $ 50,000          $ 50,000            $383           $383          6.900%         11/21/05
2006 Notes .....................      150,000           150,000             875            875          7.000%         12/01/06
2007 Notes .....................      149,966  (3)      149,961  (3)      1,457          1,457          7.600%          5/15/07
2011 Notes .....................       99,517  (3)       99,470  (3)        942            942           7.375%         5/15/11  (4)
2017 Notes .....................       99,838  (3)       99,828  (3)        625            625          7.500%         12/01/17
2027 Notes .....................       99,872  (3)       99,867  (3)        914            914          7.150%          5/15/27  (5)
2028 Notes .....................      199,783  (3)      199,776  (3)      7,009          7,009          7.600%          7/15/28
2011 Drs .......................       99,805  (3)       99,786  (3)      1,553          1,553          6.500%  (7)     4/05/11  (6)
                                    ---------        ----------       ---------      ---------

Total ..........................     $948,781          $948,688         $13,758        $13,758
                                     ========          =========        =======        =======

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
   Facility ....................     $     --          $ 94,000         $    --        $   663             (8)               (8)
                                     ========          =========        =======        =======
2000 Unsecured Acquisition
   Facility ....................     $170,000          $     --         $ 1,359        $    --           7.26%          6/30/03
                                     ========          =========        =======        =======


(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.

(2) At December 31, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $49 and $35, respectively. At December 31, 1999, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $57 and $64, respectively.

(3)      At December 31, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027
         Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $33, $483, $162, $128, $217 and $195, respectively. At December 31,
         1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes
         and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively.

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

(8) The 1997 Unsecured Acquisition Facility was ammended and restated in June 2000.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED





Fair Value

         At December 31, 2000 and 1999, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, acquisition facility payable, Put Option and Call Option were as follows:



                                                      December 31, 2000                       December 31, 1999
                                               ------------------------------          ------------------------------
                                                Carrying              Fair              Carrying             Fair
                                                 Amount               Value              Amount              Value
                                               ----------          ----------          ----------          ----------
         Mortgage Loans Payable .....          $   61,242          $   62,715          $   63,059          $   61,445
         Senior Unsecured Debt ......             948,781             918,865             948,688             859,455
         Acquisition Facility Payable             170,000             170,000              94,000              94,000
         Put Option and Call Option .               1,089              12,150               2,263               3,950
                                               ----------          ----------          ----------          ----------
         Total ......................          $1,181,112          $1,163,730          $1,108,010          $1,018,850
                                               ==========          ==========          ==========          ==========


         The fair value of the Consolidated Operating Partnership's mortgage loans payable and Put and Call Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the acquisition facility payable was not materially different than its carrying value due to the variable interest rate nature of the loan. The fair value of the senior unsecured debt was determined by quoted market prices.



         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                             Amount
                                         ----------
         2001 .....................      $    1,946
         2002 .....................           3,325
         2003 .....................         206,532
         2004 .....................           1,319
         2005 .....................          51,438
         Thereafter ...............         915,893
                                         ----------
         Total ....................      $1,180,453
                                         ==========

         The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, the LB Mortgage Loan II is not included in the preceding table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

7.       PARTNERS' CAPITAL

         The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

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

         For the year ended December 31, 1998, the Operating Partnership issued 1,515,983 Units valued, in the aggregate, at $49,413 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

         For the year ended December 31, 1999, the Operating Partnership issued 173,070 Units valued, in the aggregate, at $4,273, in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

         For the year ended December 31, 2000, the Operating Partnership issued 114,715 Units valued, in the aggregate, at $3,475, in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

         For the year ended December 31, 1998, certain employees of the Company exercised 108,500 non-qualified employee stock options. Gross proceeds to the Company approximated $2,544. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

         For the year ended December 31, 1999, certain employees of the Company exercised 33,000 non-qualified employee stock options. Gross proceeds to the Company approximated $732. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

         For the year ended December 31, 2000, certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company approximated $12,478. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

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

7.       PARTNERS' CAPITAL, CONTINUED

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

Distributions:

         On January 24, 2000, the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per Unit, totaling approximately $28,164. On April 17, 2000, the Operating Partnership paid a first quarter 2000 distribution of $.62 per Unit, totaling approximately $28,462. On July 17, 2000, the Operating Partnership paid a second quarter 2000 distribution of $.62 per Unit, totaling approximately $28,601. On October 23, 2000, the Operating Partnership paid a third quarter 2000 distribution of $.62 per Unit, totaling approximately $28,409. On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30,275.

         On March 31, 2000, June 30, 2000, October 2, 2000 and January 2,
2001, the Operating Partnership paid quarterly 2000 distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on March 31, 2000, June 30, 2000, October 2, 2000 and January 2, 2001 totaled, in the aggregate, approximately $7,231 per quarter.


Repurchase of Units:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67. The Operating Partnership repurchased general partnership Units from the Company in the same amount.

8.       ACQUISITION AND DEVELOPMENT OF REAL ESTATE

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

         In 2000, the Consolidated Operating Partnership acquired 82 in-service industrial properties and one industrial property under redevelopment comprising, in the aggregate, approximately 5.6 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $314,307 and completed the development of 20 properties and one redevelopment comprising approximately 3.6 million square feet (unaudited) of GLA at a cost of approximately $125,794.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

9.       SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold 36 in-service properties and several land parcels. The aggregate gross sales price of these sales totaled approximately $77,657. The gain on sales totaled approximately $2,931.

         In 1999, the Consolidated Operating Partnership, through the Operating Partnership, sold 44 in-service industrial properties, one property under development and several land parcels. The aggregate gross sales price totaled approximately $178,304. Approximately $4,835 and $23,308 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture and Financing Partnership, respectively (the Consolidated Operating Partnership sold two properties to the September 1998 Joint Venture and two properties to the Financing Partnership, in each case, at the Consolidated Operating Partnership's approximate net book value). The gain on sales totaled approximately $11,904.

         In 2000, the Consolidated Operating Partnership, through the Operating Partnership, sold 105 industrial properties and several land parcels. The aggregate gross sales price of these sales totaled approximately $404,046. The gain on sales totaled approximately $25,430.

         The Consolidated Operating Partnership has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 2000, the Consolidated Operating Partnership had 74 industrial properties comprising approximately 6.9 million square feet (unaudited) of GLA held for sale. There can be no assurance that such properties held for sale will be sold.


         The following table discloses certain information regarding the 74 industrial properties held for sale by the Consolidated Operating Partnership.

                                                                 YEAR ENDED
                                                ----------------------------------------------
                                                  2000               1999               1998
                                                --------           --------           --------
         Total Revenues ..............          $ 31,120           $ 29,504           $ 27,539
         Operating Expenses ..........            (8,363)            (7,940)            (7,070)
         Depreciation and Amortization            (3,157)            (5,437)            (5,001)
                                                --------           --------           --------
         Income from Operations ......          $ 19,600           $ 16,127           $ 15,468
                                                ========           ========           ========


         In 2000, the Consolidated Operating Partnership recognized a valuation provision on real estate held for sale of $2,169 relating to the Consolidated Operating Partnership's exit market portfolio of properties in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

10.     DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

         In November 1998, the Consolidated Operating Partnership, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership settled its position. As a result, the Consolidated Operating Partnership recognized an expense of approximately $8,475 associated with the termination of the interest rate protection agreement in the fourth quarter of 1998.

11.     RESTRUCTURING CHARGE

         In connection with management's plan to improve operating efficiencies and reduce costs, the Consolidated Operating Partnership recorded a restructuring charge of approximately $6,858 in 1998. The restructuring charge is comprised of severance costs, of which approximately $1,206 is non-cash relating to immediate vesting of restricted Units. The cash portion of the severance costs was paid in fiscal year 1999.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

12.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:


                                                      Year Ended         Year Ended        Year Ended
                                                      December 31,       December 31,      December 31,
                                                          2000               1999               1998
                                                      ------------       ------------      ------------
     Interest paid, net of capitalized
     interest ................................          $ 80,171           $ 76,775           $ 59,510
                                                        ========           ========           ========
     Interest capitalized ....................          $  5,203           $  5,568           $  3,643
                                                        ========           ========           ========

Supplemental Schedule of Noncash Investing and
Financing Activities:

     Distribution payable on Units ...........          $ 30,281           $ 28,164           $ 27,081
                                                        ========           ========           ========

     Distribution payable on Preferred Units .          $  7,231           $     --           $     --
                                                        ========           ========           ========

     Exchange of Limited Partnership Units
        for General Partnership Units

           Limited Partnership Units .........          $ (5,706)          $ (2,618)          $ (5,150)
           General Partnership Units .........             5,706              2,618              5,150
                                                        --------           --------           --------
                                                        $     --           $     --           $     --
                                                        ========           ========           ========


 In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

Purchase of real estate ........................        $ 314,307          $  47,516          $ 454,778
Mortgage loans .................................               --                 --             (6,222)
Operating partnership units ....................               --                 --            (49,413)
Accounts payable and
    Accrued expenses ...........................           (3,820)              (274)            (4,171)
                                                        ---------          ---------          ---------
                                                        $ 310,487          $  47,242          $ 394,972
                                                        =========          =========          =========

In conjunction with certain property sales, the Operating Partnership provided seller financing on behalf of certain buyers:

 Notes receivable ..............................        $   7,749          $ 12,060           $    --
                                                        =========          ========           =======

In conjunction with the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998, the following assets and liabilities were assumed:

Investment in real estate ............................................................        $ 382,190
Tenant accounts receivable ...........................................................            3,017
Deferred rent receivable .............................................................            4,689
Other assets .........................................................................            6,209
Accounts payable and accrued expenses ................................................          (5,920)
Rents received in advance and security deposits ......................................          (2,538)
                                                                                              ---------
Investments in other real estate partnerships ........................................        $ 387,647
                                                                                              =========

In conjunction with the contribution of four properties from the Operating Partnership to the Securities Partnership during 1999, the following assets and liabilities were contributed:

Investment in real estate, net .......................................................        $  10,387
Tenant accounts receivable ...........................................................              (21)
Deferred rent receivable .............................................................               40
Other assets, net ....................................................................               17
Accounts payable and accrued expenses ................................................             (100)
                                                                                              ---------
Investment in other real estate partnerships .........................................        $  10,323
                                                                                              =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

13.   EARNINGS PER UNIT

         The computation of basic and diluted EPU is presented below:


                                                                        Year Ended           Year Ended            Year Ended
                                                                       December 31,         December 31,          December 31,
                                                                            2000                1999                  1998
                                                                       ------------         ------------          ------------
      Numerator:

        Income Before Cumulative Effect of Change in
           Accounting Principle ..............................          $   129,816          $   137,977          $     85,998
           Less: Preferred Distributions .....................              (28,924)             (28,924)              (26,691)
                                                                        -----------          -----------          ------------
        Net Income Available to Unitholders Before
           Cumulative Effect of Change in Accounting
           Principle - For Basic and Diluted EPU .............              100,892              109,053                59,307

        Cumulative Effect of Change in Accounting
           Principle .........................................                   --                   --                  (719)
                                                                        -----------          -----------          ------------
        Net Income Available to Unitholders
           - For Basic and Diluted EPU .......................          $   100,892          $   109,053          $     58,588
                                                                        ===========          ===========          ============

      Denominator:

        Weighted Average Units - Basic .......................           45,928,359           45,270,821            44,099,879

        Effect of Dilutive Securities:
           Employee and Director Common Stock Options
           of the Company that result in the issuance
           of general partnership units ......................              256,069              101,801               182,515
                                                                        -----------          -----------          ------------

        Weighted Average Units Outstanding - Diluted .........           46,184,428           45,372,622            44,282,394
                                                                        ===========          ===========          ============

      Basic EPU:

        Net Income Available to Unitholders Before
           Cumulative Effect of Change in Accounting Principle          $      2.20          $      2.41          $       1.34
                                                                        ===========          ===========          ============

        Cumulative Effect of Change in Accounting Principle ..          $        --          $        --                  (.02)
                                                                        ===========          ===========          ============

        Net Income Available to Unitholders ..................          $      2.20          $      2.41          $       1.33
                                                                        ===========          ===========          ============

      Diluted EPU:

        Net Income Available to Unitholders Before
           Cumulative Effect of Change in Accounting
           Principle .........................................          $      2.19          $      2.40          $       1.34
                                                                        ===========          ===========          ============

        Cumulative Effect of Change in Accounting
           Principle .........................................          $        --          $        --          $       (.02)
                                                                        ===========          ===========          ============

        Net Income Available to Unitholders ..................          $      2.19          $      2.40          $       1.32
                                                                        ===========          ===========          ============

14.      FUTURE RENTAL REVENUES

         The Consolidated Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2000 are approximately as follows:

                  2001...............        $225,505
                  2002...............         185,449
                  2003...............         140,927
                  2004...............         104,701
                  2005...............          69,699
                  Thereafter.........         165,032
                                             --------
                        Total........        $891,313
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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2000, stock options covering 3.0 million shares were outstanding and stock options covering 3.5 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                                             Weighted Average
                                                                              Exercise Price        Exercise Price per
                                                                Share            per Share                 Share
                                                             -----------     -----------------      ------------------

  Outstanding at December 31, 1997 ...............             1,331,500          $25.67              $18.25-$30.375
     Granted .....................................             5,248,200          $34.92               $24.00-$35.81
     Exercised or Converted.......................              (165,500)         $23.14               $20.25-$30.38
     Expired or Terminated .......................            (1,417,200)         $35.42               $22.75-$35.81
                                                              ----------

  Outstanding at December 31, 1998 ...............             4,997,000          $32.70               $18.25-$35.81
     Granted .....................................             1,041,567          $25.35               $25.13-$27.69
     Exercised or Converted.......................               (68,000)         $22.79               $20.25-$25.13
     Expired or Terminated .......................            (3,194,300)         $35.31               $22.75-$35.81
                                                              ----------

  Outstanding at December 31, 1999 ...............             2,776,267          $27.04               $18.25-$31.13
     Granted .....................................               937,250          $27.34               $25.13-$30.00
     Exercised or Converted.......................              (605,550)         $24.58               $18.25-$31.13
     Expired or Terminated .......................               (84,500)         $28.63               $25.13-$31.13
                                                              ----------

  Outstanding at December 31, 2000 ...............             3,023,467          $27.61               $18.25-$31.13
                                                              ==========

         The following table summarizes currently outstanding and exercisable options as of December 31, 2000:

                                               Options Outstanding                           Options Exercisable
                                ------------------------------------------------        -----------------------------
                                                    Weighted
                                                     Average           Weighted                             Weighted
                                                    Remaining           Average                             Average
                                  Number           Contractual         Exercise           Number            Exercise
Range of Exercise Price         Outstanding           Life               Price          Exercisable           Price
-----------------------         -----------    --------------------    ---------        -----------         --------
      $18.25-$25.13                911,900             6.7              $23.99             911,900          $ 23.99
      $26.44-$31.13              2,111,567             8.2              $29.17           1,195,417           $30.48

         The Consolidated Operating Partnership applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its Stock Incentive Plans. Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


15.   EMPLOYEE BENEFIT PLANS, CONTINUED

         Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been the pro forma amounts indicated in the table below:

                                                                                               For the Year Ended
                                                                                    --------------------------------------------
                                                                                      2000             1999              1998
                                                                                    --------         --------            -------
        Net Income Available to Unitholders - as reported.....................      $100,892         $109,053            $58,588
        Net Income Available to Unitholders - pro forma.......................      $ 99,947         $107,185            $56,801

        Net Income Available to Unitholders per Unit - as reported- Basic.....      $   2.20         $   2.41            $  1.33
        Net Income Available to Unitholders per Unit - pro forma- Basic.......      $   2.18         $   2.37            $  1.29
        Net Income Available to Unitholders per Unit - as reported - Diluted..      $   2.19         $   2.40            $  1.32
        Net Income Available to Unitholders per Unit - pro forma  - Diluted...      $   2.16         $   2.36            $  1.28

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
           Expected dividend yield ...........................................         8.33%            8.88%              8.01%
           Expected stock price volatility ...................................        20.30%           20.55%             20.56%
           Risk-free interest rate ...........................................         6.18%            5.30%              5.64%
           Expected life of options ..........................................          3.05             2.73               3.74


The weighted average fair value of options granted during 2000, 1999 and 1998 is $2.91, $1.79 and $2.95 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2000, 1999 and 1998, the Company, through the Operating Partnership, made matching contributions of approximately $211, $208 and $198, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). At December 31, 2000, 765,159 units were outstanding. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations.

         During 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 2,769 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 13,602 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of $2,345 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

15.      EMPLOYEE BENEFIT PLANS, CONTINUED

         During 2000, the Company awarded 355,139 shares of restricted Common Stock to certain employees and 3,663 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of $9,689 on the date of grant. The restricted Common Stock vests over a period from three to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

16.      RELATED PARTY TRANSACTIONS

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

         On September 2, 1999, the September 1999 Joint Venture purchased a 1,159,121 square foot (unaudited) industrial property portfolio located in Los Angeles, California for approximately $63,901. An officer of the Company held ownership interests ranging between .004% and .13% in various entities that sold certain properties to the September 1999 Joint Venture.

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2000, 1999 and 1998, this relative received brokerage commissions in the amount of $60, $18 and $130, respectively, from the Consolidated Operating Partnership.

         The Consolidated Operating Partnership periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 2000, 1999 and 1998 the Consolidated Operating Partnership has paid approximately $5, $15 and $36 of fees, respectively, to this entity.

         In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3 million, in connection with FRDS' election to become a wholly-owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.

17.      COMMITMENTS AND CONTINGENCIES

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

17.      COMMITMENTS AND CONTINGENCIES, CONTINUED

         Twenty six properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Consolidated Operating Partnership's depreciated cost of the asset. The Consolidated Operating Partnership has no notice of any exercise of any tenant purchase option.

         The Consolidated Operating Partnership has committed to the construction of 13 development projects totaling approximately 1.8 million square feet (unaudited) of GLA for an estimated investment of approximately $102.2 million (unaudited). These developments are expected to be funded with cash flow from operations, proceeds from the sales of select properties of the Consolidated Operating Partnership and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility.

         At December 31, 2000, the Consolidated Operating Partnership, through the Operating Partnership had four letters of credit outstanding in the aggregate amount of $1.8 million. These letters of credit expire between August 2001 and March 2003.


18.      SUBSEQUENT EVENTS (UNAUDITED)


         During the period January 1, 2001 through March 23, 2001, the Consolidated Operating Partnership acquired 13 industrial properties and several land parcels for a total estimated investment of approximately $45,546. The Consolidated Operating Partnership also sold eight industrial properties and one land parcel for approximately $19,451 of gross proceeds.

         On March 9, 2001, the Operating Partnership declared a first quarter distribution of $.6575 per unit which is payable on April 23, 2001. The Operating Partnership also declared a first quarter distribution of $54.688 per unit, $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, which is payable on April 2, 2001.

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of unsecured notes in a private offering at an offering price of 99.695%. The unsecured notes mature on March 15, 2011 and bear a coupon interest rate of 7.375%.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

19.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                       YEAR ENDED DECEMBER 31, 2000
                                                                        --------------------------------------------------------
                                                                          FIRST         SECOND           THIRD          FOURTH
                                                                         QUARTER        QUARTER         QUARTER         QUARTER
                                                                        --------        --------        --------        --------
      Total Revenues ............................................       $ 79,767        $ 78,322        $ 80,114        $ 83,017
      Equity In Income of Other Real Estate Partnerships ........          6,808          11,323           7,819           7,099
      Equity In Income of Joint Ventures ........................             31              88              70             382
      Income from Operations ....................................         25,218          28,246          26,800          24,122
      Gain on Sale of Real Estate ...............................          5,888           6,257           6,144           7,141
      Net Income ................................................         31,106          34,503          32,944          31,263
      Preferred Unit Distributions ..............................         (7,231)         (7,231)         (7,231)         (7,231)
                                                                        --------        --------        --------        --------
      Net Income Available to Unitholders .......................       $ 23,875        $ 27,272        $ 25,713        $ 24,032
                                                                        ========        ========        ========        ========

      Earnings Per Unit:
         Net Income Available to Unitholders per Weighted Average
         Unit Outstanding:
                           Basic ................................       $    .52        $    .59        $    .56        $    .52
                                                                        ========        ========        ========        ========
                           Diluted ..............................       $    .52        $    .59        $    .56        $    .52
                                                                        ========        ========        ========        ========


                                                                                       YEAR ENDED DECEMBER 31, 1999
                                                                        --------------------------------------------------------
                                                                          FIRST         SECOND           THIRD          FOURTH
                                                                         QUARTER        QUARTER         QUARTER         QUARTER
                                                                        --------        --------        --------        --------
      Total Revenues ............................................       $ 80,958        $ 79,089        $ 78,863        $ 75,455
      Equity In Income of Other Real Estate Partnerships ........          6,408           6,521          22,748          10,037
      Equity In Income (Loss) of Joint Ventures .................            126             120             126             (70)
      Income from Operations ....................................         26,458          26,586          44,073          28,956
      Gain on Sale of Real Estate ...............................          1,545           6,850           1,509           2,000
      Net Income ................................................         28,003          33,436          45,582          30,956
      Preferred Unit Distributions ..............................         (7,231)         (7,231)         (7,231)         (7,231)
                                                                        --------        --------        --------        --------
      Net Income Available to Unitholders .......................       $ 20,772        $ 26,205        $ 38,351        $ 23,725
                                                                        ========        ========        ========        ========

      Earnings Per Unit:
         Net Income Available to Unitholders per Weighted Average
         Unit Outstanding:
                           Basic ................................       $    .46        $    .58        $    .85        $    .52
                                                                        ========        ========        ========        ========
                           Diluted ..............................       $    .46        $    .58        $    .85        $    .52
                                                                        ========        ========        ========        ========

                         OTHER REAL ESTATE PARTNERSHIPS
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                 PAGE
                                                                                                 ----
FINANCIAL STATEMENTS

Report of Independent Accountants.......................................................         F-31

Combined Balance Sheets of the Other Real Estate Partnerships as of December 31,
2000 and 1999...........................................................................         F-32

Combined Statements of Operations of the Other Real Estate Partnerships for the
Years Ended December 31, 2000, 1999, and 1998...........................................         F-33

Combined Statements of Changes in Partners' Capital of the Other Real Estate
Partnerships for the Years Ended December 31, 2000, 1999, and 1998......................         F-34

Combined Statements of Cash Flows of the Other Real Estate Partnerships for the
Years Ended December 31, 2000, 1999, and 1998...........................................         F-35

Notes to Combined Financial Statements..................................................         F-36

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
the Other Real Estate Partnerships


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                            PricewaterhouseCoopers LLP




Chicago, Illinois
February 9, 2001

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   December 31,     December 31,
                                                                       2000            1999
                                                                   ------------     ------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ..................................................       $  55,878        $  72,789
      Buildings and Improvements ............................         345,478          355,565
      Furniture, Fixtures and Equipment .....................              84               84
      Construction in Progress ..............................          18,802           37,695
      Less: Accumulated Depreciation ........................         (37,221)         (32,163)
                                                                    ---------        ---------
              Net Investment in Real Estate .................         383,021          433,970

   Real Estate Held for Sale, Net of Accumulated Depreciation
     and Amortization of $4,344 .............................          46,043               --
   Cash and Cash Equivalents ................................           2,819            2,528
   Restricted Cash ..........................................           1,188            1,425
   Tenant Accounts Receivable, Net ..........................             936              938
   Deferred Rent Receivable .................................           3,903            3,360
   Deferred Financing Costs, Net ............................           1,611            1,676
   Prepaid Expenses and Other Assets, Net ...................          29,761           28,564
                                                                    ---------        ---------
              Total Assets ..................................       $ 469,282        $ 472,461
                                                                    =========        =========
                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ..............................       $  41,333        $  41,891
   Accounts Payable and Accrued Expenses ....................          38,203           32,935
   Rents Received in Advance and Security Deposits ..........           2,511            2,685
                                                                    ---------        ---------
              Total Liabilities .............................          82,047           77,511
                                                                    ---------        ---------

Commitments and Contingencies ...............................              --               --

Partners' Capital ...........................................         387,235          394,950
                                                                    ---------        ---------
                Total Liabilities and Partners' Capital .....       $ 469,282        $ 472,461
                                                                    =========        =========


    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                            Year Ended     Year Ended    Year Ended
                                                           December 31,   December 31,  December 31,
                                                               2000          1999           1998
                                                           ------------   ------------  ------------
Revenues:
   Rental Income ......................................       $49,538       $46,219       $ 44,499
   Tenant Recoveries and Other Income .................        14,893        13,458         11,722
                                                              -------       -------       --------
             Total Revenues ...........................        64,431        59,677         56,221
                                                              -------       -------       --------

Expenses:
   Real Estate Taxes ..................................         8,126         6,983          6,779
   Repairs and Maintenance ............................         1,871         1,835          1,460
   Property Management ................................         2,008         1,862          2,095
   Utilities ..........................................         2,140         2,331          1,810
   Insurance ..........................................           242           142            140
   Other ..............................................         1,397           532            721
   General and Administrative .........................            --           167             --
   Interest ...........................................         3,040         3,070          2,971
   Amortization of Deferred Financing Costs ...........            67            67             65
   Depreciation and Other Amortization ................        11,431        10,485          9,597
   Valuation Provision on Real Estate Held for Sale ...           731            --             --
   Abandoned Pursuit Costs Charge .....................            --            --            360
                                                              -------       -------       --------
              Total Expenses ..........................        31,053        27,474         25,998
                                                              -------       -------       --------

Income from Operations ................................        33,378        32,203         30,223
Gain on Sale of Real Estate ...........................         3,866        17,893          2,417
                                                              -------       -------       --------
Income Before Cumulative Effect of Change in Accounting
   Principle ..........................................        37,244        50,096         32,640
Cumulative Effect of Change in Accounting Principle ...            --            --           (858)
                                                              -------       -------       --------
Net Income ............................................       $37,244       $50,096       $ 31,782
                                                              =======       =======       ========


    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                               Total
                                                             ---------

Balance at December 31, 1997 ..........................      $ 687,335
    Contributions .....................................        115,781
    Distributions .....................................       (422,906)
    Net Income ........................................         31,782
                                                             ---------
Balance at December 31, 1998 ..........................        411,992
                                                             ---------
    Contributions .....................................        120,679
    Distributions .....................................       (187,817)
    Net Income ........................................         50,096
                                                             ---------
Balance at December 31, 1999 ..........................        394,950
                                                             ---------
    Contributions .....................................         95,425
    Distributions .....................................       (140,384)
    Net Income ........................................         37,244
                                                             ---------
Balance at December 31, 2000 ..........................      $ 387,235
                                                             =========


    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                   Year Ended               Year Ended               Year Ended
                                                                December 31, 2000        December 31, 1999        December 31, 1998
                                                                -----------------        -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................        $  37,244                $  50,096                $  31,782

   Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
   Depreciation .............................................           10,344                    9,714                    8,676
   Amortization of Deferred Financing Costs .................               67                       67                       65
    Other Amortization ......................................            1,053                      768                      919
    Valuation Provision on Real Estate Held for Sale ........              731                       --                       --
    Gain on Sale of Real Estate .............................           (3,866)                 (17,893)                  (2,417)
    Cumulative Effect of Change in Accounting Principle .....               --                       --                      858
    Recovery of Provision for Bad Debts .....................               --                       (8)                     (99)
    (Increase) Decrease in Tenant Accounts Receivable and
         Prepaid Expenses and Other Assets, Net .............           (4,299)                     870                   (8,372)
    Increase in Deferred Rent Receivable ....................             (644)                    (552)                    (680)
    Increase (Decrease) in Accounts Payable and
         Accrued Expenses and Rents Received in Advance
         and Security Deposits ..............................            8,583                   25,856                   (2,440)
     Organization Costs .....................................               --                       --                       (3)
     Decrease in Restricted Cash ............................              406                    1,515                    3,507
                                                                     ---------                ---------                ---------
          Net Cash Provided by Operating Activities .........           49,619                   70,433                   31,796
                                                                     ---------                ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real Estate ..          (33,200)                 (79,104)                (132,229)
    Net Proceeds from Sales of Investment in Real Estate ....           28,000                   82,088                   22,200
    Funding of Mortgage Loans Receivable ....................               --                     (332)                      --
    Repayment of Mortgage Loans Receivable ..................            2,764                      699                      288
    (Increase) Decrease in Restricted Cash ..................             (169)                     346                      268
                                                                     ---------                ---------                ---------
         Net Cash (Used in) Provided by Investing Activities            (2,605)                   3,697                 (109,473)
                                                                     ---------                ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions ............................................           95,425                  110,356                  115,781
   Distributions ............................................         (140,384)                (187,817)                 (35,259)
   Repayments on Mortgage Loans Payable .....................             (520)                    (492)                (300,424)
   Decrease (Increase) in Restricted Cash ...................               --                       --                  306,000
   Purchase of U.S. Government Securities ...................           (1,244)                      --                       --
   Cost of Debt Issuance ....................................               --                       --                   (6,042)
                                                                     ---------                ---------                ---------
          Net Cash (Used in) Provided by Financing Activities          (46,723)                 (77,953)                  80,056
                                                                     ---------                ---------                ---------
   Net Increase (Decrease) in Cash and Cash Equivalents .....              291                   (3,823)                   2,379
   Cash and Cash Equivalents, Beginning of Period ...........            2,528                    6,351                    3,972
                                                                     ---------                ---------                ---------
   Cash and Cash Equivalents, End of Period .................        $   2,819                $   2,528                $   6,351
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.       ORGANIZATION AND FORMATION OF PARTNERSHIPS

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at December 31, 2000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.7% interest in the Operating Partnership at December 31, 2000.

         The Operating Partnership owns at least a 99% limited partnership interest (subject in one case as described below to a preferred limited partnership interest) in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and First Industrial Development Services, L.P. (together, the "Other Real Estate Partnerships").

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

         On a combined basis, as of December 31, 2000, the Other Real Estate partnerships owned 104 in-service industrial properties, containing an aggregate of approximately 12.6 million square feet (unaudited) of GLA. Of the 104 industrial properties owned by the Other Real Estate Partnerships at December 31, 2000, 22 are held by the Mortgage Partnership, 24 are held by the Pennsylvania Partnership, 22 are held by the Securities Partnership, 22 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by First Industrial Development Services, L.P. and one is held by TK-SV, LTD.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.       BASIS OF PRESENTATION

         The combined financial statements of the Other Real Estate Partnerships at December 31, 2000 and 1999 and for each of the three years ended December 31, 2000 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2000 and 1999, and the reported amounts of revenues and expenses for the years ended December 31, 2000, 1999 and 1998. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation

         Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when certain ownership interests were exchanged for Operating Partnership units on July 1, 1994, and purchase accounting has been used for all other properties that were subsequently acquired for Operating Partnership units.

         Real estate assets are carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Other Real Estate Partnerships estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Other Real Estate Partnerships ceases to depreciate the properties and values the properties at the lower of depreciated cost or fair value.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                               Years
                                                               -----

         Buildings and Improvements.....................       31.5 to 40
         Land Improvements..............................       15
         Furniture, Fixtures and Equipment..............       5 to 10

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

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $316 and $249 at December 31, 2000 and 1999, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

         The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $343 as of December 31, 2000 and December 31, 1999, respectively.

Gain on Sale of Real Estate
         Gain on sale of real estate is recognized using the full accrual method. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Other Real Estate Partnerships after completion of each sale are included in the determination of the gains on sales.

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

Fair Value of Financial Instruments

         The Other Real Estate Partnerships' financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values due to the short-term nature of these financial instruments. See Note 4 for the fair values of the mortgage loans payable.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Derivative Financial Instruments

         Historically, the Other Real Estate Partnerships has used interest rate protection agreements (the "Agreements") to limit the interest rate on existing debt or convert floating rate debt to fixed rate debt. Receipts or payments resulting from the Agreements that were used to limit the interest rate on existing debt are recognized as a component of interest expense. The cost basis of this type of instrument is amortized over the life of the instrument and is recognized in net income as well. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Any Agreements which no longer qualify for hedge accounting are marked to market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Other Real Estate Partnerships' exposure is limited to the current value of the interest rate differential, not the notional amount, and the Other Real Estate Partnerships' carrying value of the Agreements on the balance sheet.



Segment Reporting

         Management views the Other Real Estate Partnerships as a single segment.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No.138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Other Real Estate Partnerships for the year ending December 31, 2001. FAS 133 did not have an impact on the Other Real Estate Partnerships' consolidated financial position, consolidated results of operations or consolidated cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Other Real Estate Partnerships' results of operations or its financial position as the Other Real Estate Partnerships' revenue recognition practices were compliant with the pronouncement.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.       MORTGAGE LOANS PAYABLE, NET

         On June 30, 1994, the Other Real Estate Partnerships, through the Financing Partnership, entered into a $300,000 mortgage loan. On April 4, 1997, the Other Real Estate Partnerships purchased U.S. Government securities as substitute collateral to execute a legal defeasance of the $300,000 mortgage loan (the "1994 Defeased Mortgage Loan"). On January 2, 1998, the Other Real Estate Partnerships used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan.

         On December 29, 1995 the Other Real Estate Partnerships, through the Mortgage Partnership, borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Other Real Estate Partnerships purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The remaining portion of the 1995 Mortgage Loan matures on January 11, 2026. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold. The 1995 Mortgage Loan provides for monthly principal and interest payments based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 22 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid on or after January 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payment of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 2000 and 1999, these reserves totaled $1,188 and $1,425, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 2000. The maturity of these investments is one day; accordingly, cost approximates fair market value.

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

         The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:

                                    OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT             INTEREST RATE AT
                                 -----------------------------     -----------------------------        -----------------------
                                 DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,        DECEMBER 31,   MATURITY
                                    2000              1999            2000             1999                2000         DATE
                                 ------------     ------------     ------------     ------------        ------------   --------
MORTGAGE LOANS PAYABLE
1995 Mortgage Loan ...........    $38,604 (1)     $ 39,099 (1)        $163             $165                7.22%       1/11/26
Acquisition Mortgage Loan V ..      2,729 (2)        2,793 (2)          --               --                9.01%       9/01/06
                                  -------         --------            ----             ----
Total ........................    $41,333          $41,892            $163             $165
                                  =======         ========            ====             ====

(1) Approximately $1.2 million of this loan has been defeased and will be paid in full in January 2003.

(2) At December 31, 2000 and 1999, the Acquisition Mortgage Loan V is net of unamortized premiums of $219 and $258, respectively.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.       MORTGAGE LOANS PAYABLE, NET, CONTINUED

Fair Value:

         At December 31, 2000 and 1999, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:

                                                   December 31, 2000                  December 31, 1999
                                              --------------------------         --------------------------
                                              Carrying             Fair          Carrying            Fair
                                               Amount             Value           Amount             Value
                                              --------           -------         --------           -------
      Mortgage Loans Payable ........         $41,333            $41,373         $41,892            $40,000
                                              -------            -------         -------            -------
      Total .........................         $41,333            $41,373         $41,892            $40,000
                                              =======            =======         =======            =======


         The fair value of the Other Real Estate Partnerships' mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         The following is a schedule of maturities of the mortgage loans for the next five years ending December 31, and thereafter:

                                                      Amount
                                                     -------
                  2001                               $   568
                  2002                                   610
                  2003                                 1,802
                  2004                                   679
                  2005                                   739
                  Thereafter                          36,716
                                                     -------
                  Total                              $41,114
                                                     =======

5.       STOCKHOLDERS' EQUITY

Preferred Stock

         In 1995, the Company issued 1,650,000 shares of 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The payment of dividends and amounts upon liquidation, dissolution or winding up ranks senior to the payments on the Company's $.01 par value common stock ("Common Stock"). The Series A Preferred Stock is not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Other Real Estate Partnerships, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date (See Note
13). The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Company contributed $41,250 to First Industrial Securities Corporation, which contributed $41,250 to the Securities Partnership for a preferred limited partnership interest.

         The payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Stock is guaranteed by the Securities Partnership (the "Guarantor") pursuant to a Guarantee and Payment Agreement (the "Guarantee Agreement"). To the extent the Company fails to make any payment of dividend or pay any portion of the liquidation preference on or the redemption price of any shares of Series A Preferred Stock, the Guarantor will be obligated to pay an amount to each holder of Series A Preferred Stock equal to any such shortfall.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



6.       ACQUISITION AND DEVELOPMENT OF REAL ESTATE

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

         In 2000, the Other Real Estate Partnerships acquired one in-service industrial property comprising approximately .2 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $9,222 and completed the development of six properties and one redevelopment comprising approximately .5 million square feet (unaudited) of GLA at a cost of approximately $22,160.


7.       SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 1998, the Other Real Estate Partnerships sold five in-service properties and several parcels of land. The aggregate gross sales price of these sales totaled approximately $22,247. The gain on sales totaled approximately $2,417.

         In 1999, the Other Real Estate Partnerships sold 13 in-service properties and several parcels of land. The aggregate gross sales price of these sales totaled approximately $90,818. The gain on sales totaled approximately $17,893.

         In 2000, the Other Real Estate Partnerships sold four in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $29,667. The gain on sales totaled approximately $3,866.

         The Other Real Estate Partnerships has an active sales program through which they continually engage in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 2000, the Other Real Estate Partnerships had 11 industrial properties comprising approximately 1.1 million square feet (unaudited) of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the 11 industrial properties held for sale by the Other Real Estate Partnerships.


                                                              YEAR ENDED
                                               -----------------------------------------
                                                 2000             1999             1998
                                               -------          -------          -------
         Total Revenues ..............         $ 4,286          $ 4,208          $ 3,674
         Operating Expenses ..........          (1,044)          (1,004)            (832)
         Depreciation and Amortization            (458)            (877)            (753)
                                               -------          -------          -------
         Income from Operations ......         $ 2,784          $ 2,327          $ 2,089
                                               =======          =======          =======


         In 2000, the Other Real Estate Partnerships recognized a valuation provision on real estate held for sale of $731 relating to the Other Real Estate Partnerships' exit market portfolio of properties in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

8.       ABANDONED PURSUIT COSTS CHARGE

         The Other Real Estate Partnerships recorded an abandoned pursuit costs charge of approximately $360 in 1998 related to abandoned acquisitions.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:


                                            Year Ended       Year Ended       Year Ended
                                           December 31,      December 31,     December 31,
                                              2000               1999            1998
                                           ------------      ------------     ------------
     Interest paid ...................      $ 3,042             $3,091         $ 4,784
                                            =======             ======         =======

         In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

     Purchase of real estate ....         $ 9,222         $ 27,709          $ 74,697
     Accounts payable and accrued
        Expenses ................              --              (68)             (830)
     Mortgage loans .............              --               --            (2,378)
                                          -------         --------          --------
                                          $ 9,222         $ 27,641          $ 71,489
                                          =======         ========          ========

In conjunction with the contribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998, the following assets and liabilities were contributed:

Investment in real estate .....................         $ 382,190
Tenant accounts receivable ....................             3,017
Deferred rent receivable ......................             4,689
Other assets ..................................             6,209
Accounts payable and accrued expenses .........            (5,920)
Rents received in advance and security deposits            (2,538)
                                                        ---------
Investments in other real estate partnerships .         $ 387,647
                                                        =========

         In conjunction with the distribution of four properties from the Operating Partnership to the Securities Partnership during 1999, the following assets and liabilities were assumed:


Investment in real estate, net                                 $ 10,387
Tenant accounts receivable                                         (21)
Deferred rent receivable                                             40
Other assets, net                                                    17
Accounts payable and accrued expenses                             (100)
                                                               --------
Investment in other real estate partnerships                   $ 10,323
                                                               ========

10.      FUTURE RENTAL REVENUES

         The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2000 are approximately as follows:

                  2001 ......         $ 45,947
                  2002 ......           39,365
                  2003 ......           31,995
                  2004 ......           23,799
                  2005 ......           16,240
                  Thereafter            70,103
                                      --------
                        Total         $227,449
                                      ========


11.      RELATED PARTY TRANSACTIONS

         Periodically, the Other Real Estate Partnerships utilizes real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company's officers/Directors is an employee.

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

         Five properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of any tenant purchase option.

         The Other Real Estate Partnerships have committed to the construction of eight development projects totaling approximately 2.2 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $75.5 million (unaudited). These developments are expected to be funded with capital contributions from the Operating Partnership.



13.      SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 2001 through March 23, 2001, the Other Real Estate Partnerships acquired eight industrial properties for a total estimated investment of approximately $27,880. The Other Real Estate Partnerships also sold one industrial property and one land parcel for approximately $1,780 of gross proceeds.

         On March 9, 2001, the Company called the redemption of all its outstanding Series A Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be April 9, 2001. Such redemption will result in a corresponding redemption of First Industrial Securities Corporation's preferred limited partnership interest in the Securities Partnership.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
   First Industrial, L.P.

Our audits of the consolidated financial statements referred to in our report dated February 9, 2001 of First Industrial, L.P. which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 9, 2001

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 2000
                             (Dollars in thousands)



                                                                                                 COSTS
                                                                                              CAPITALIZED
                                                                                              SUBSEQUENT TO
                                                                              (b)            ACQUISITION OR
                                                                          INITIAL COST          COMPLETION
                                   LOCATION           (a)             -------------------     AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES       LAND      BUILDINGS       PROVISION
----------------                 ------------      ------------       ----      ---------       ---------
ATLANTA
-------
1650 GA Highway 155               Atlanta, GA                          788          4,544          335
14101 Industrial Park Boulevard   Atlanta, GA                          285          1,658          532
801-804 Blacklawn Road            Atlanta, GA                          361          2,095          227
1665 Dogwood Drive                Atlanta, GA                          635          3,662          222
1715 Dogwood Drive                Atlanta, GA                          288          1,675          216
11235 Harland Drive               Atlanta, GA                          125            739           52
700 Westlake Parkway              Atlanta, GA                          213          1,551          626
800 Westlake Parkway              Atlanta, GA                          450          2,645          531
4050 Southmeadow Parkway          Atlanta, GA                          401          2,813          166
4051 Southmeadow Parkway          Atlanta, GA                          697          3,486          865
4071 Southmeadow Parkway          Atlanta, GA                          750          4,460          772
4081 Southmeadow Parkway          Atlanta, GA                        1,012          5,450          687
1875 Rockdale Industrial Blvd.    Atlanta, GA                          386          2,264          209
3312 N. Berkeley Lake Road        Duluth, GA                         2,937         16,644        1,585
370 Great Southwest Parkway (k)   Atlanta, GA                          527          2,984          489
955 Cobb Place                   Kennesaw, GA                          780          4,420          170
1640 Sands Place                 Marietta, GA                          162            920          179
7000 Highland Parkway             Smyrna, GA                           761          4,213          107
2084 Lake Industrial Court        Conyers, GA                          662             --        4,717
1003 Sigman Road                  Conyers, GA                          499          2,761           95
220 Greenwood                    McDonough, GA                       2,015             --        9,102

BALTIMORE
---------
3431 Benson                      Baltimore, MD                         553          3,062          108
1801 Portal                      Baltimore, MD                         251          1,387          168
1811 Portal                      Baltimore, MD                         327          1,811          347
1831 Portal                      Baltimore, MD                         268          1,486          453
1821 Portal                      Baltimore, MD                         430          2,380        1,401
1820 Portal                      Baltimore, MD        (h)              884          4,891          455
4845 Governers Way               Frederick, MD                         810          4,487          131
8900 Yellow Brick Road           Baltimore, MD                         447          2,473          238
7476 New Ridge                    Hanover, MD                          394          2,182          155
1328 Charwood Road                Hanover, MD                          717          3,968          765
8779 Greenwood Place              Savage, MD                           704          3,896          168
1350 Blair Drive                  Odenton, MD                          301          1,706           52
1360 Blair Drive                  Odenton, MD                          321          1,820           54
1370 Blair Drive                  Odenton, MD                          381          2,161           65

BALTIMORE
---------
11200 Industriplex Blvd.        Baton Rouge, LA                        463          2,624          994
11441 Industriplex Blvd.        Baton Rouge, LA                        331          1,874          568
11301 Industriplex Blvd.        Baton Rouge, LA                        265          1,499          304
6565 Exchequer Drive            Baton Rouge, LA                        409          2,319          182

CENTRAL PENNSYLVANIA
--------------------
125 East Kensinger Drive       Cranberry Township, PA                  585             --        3,286

CHICAGO
-------
2300 Hammond Drive              Schaumburg, IL                         442          1,241        1,085
6500 North Lincoln Avenue       Lincolnwood, IL                        613          1,336        1,967
3600 West Pratt Avenue          Lincolnwood, IL                      1,050          5,767          498
917 North Shore Drive           Lake Bluff, IL                         556          3,212           47
6750 South Sayre Avenue        Bedford Park, IL                        224          1,309          102
585 Slawin Court               Mount Prospect, IL                      611          3,505           10


                                       GROSS AMOUNT CARRIED
                                    AT CLOSE OF PERIOD 12/31/00
                                   -----------------------------     ACCUMULATED
                                            BUILDING AND             DEPRECIATION  YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   LAND     IMPROVEMENTS   TOTAL       12/31/00    RENOVATED      LIVES(YEARS)
----------------                   ----     ------------   -----       --------    -----------    ------------

ATLANTA
-------
1650 GA Highway 155                 788            4,879   5,667            888        1991        (r)
14101 Industrial Park Boulevard     285            2,190   2,475            307        1984        (r)
801-804 Blacklawn Road              361            2,322   2,683            515        1982        (r)
1665 Dogwood Drive                  635            3,884   4,519            609        1973        (r)
1715 Dogwood Drive                  288            1,891   2,179            367        1973        (r)
11235 Harland Drive                 125              791     916            137        1988        (r)
700 Westlake Parkway                224            2,166   2,390            421        1990        (r)
800 Westlake Parkway                479            3,147   3,626            590        1991        (r)
4050 Southmeadow Parkway            425            2,955   3,380            499        1991        (r)
4051 Southmeadow Parkway            726            4,322   5,048            795        1989        (r)
4071 Southmeadow Parkway            828            5,154   5,982            862        1991        (r)
4081 Southmeadow Parkway          1,157            5,992   7,149            999        1989        (r)
1875 Rockdale Industrial Blvd.      387            2,472   2,859            378        1966        (r)
3312 N. Berkeley Lake Road        3,052           18,114  21,166          2,185        1969        (r)
370 Great Southwest Parkway (k)     546            3,454   4,000            461        1996        (r)
955 Cobb Place                      804            4,566   5,370            380        1991        (r)
1640 Sands Place                    166            1,095   1,261             82        1977        (r)
7000 Highland Parkway               696            4,385   5,081            334        1998        (r)
2084 Lake Industrial Court          804            4,575   5,379             28        1998        (r)
1003 Sigman Road                    506            2,849   3,355             83        1996        (r)
220 Greenwood                     2,015            9,102  11,117             --        2000        (r)

BALTIMORE
---------
3431 Benson                         562            3,161   3,723            216        1988        (r)
1801 Portal                         271            1,535   1,806            105        1987        (r)
1811 Portal                         354            2,131   2,485            178        1987        (r)
1831 Portal                         290            1,917   2,207            142        1990        (r)
1821 Portal                         467            3,744   4,211            283        1986        (r)
1820 Portal                         899            5,331   6,230            351        1982        (r)
4845 Governers Way                  824            4,604   5,428            315        1988        (r)
8900 Yellow Brick Road              475            2,683   3,158            187        1982        (r)
7476 New Ridge                      401            2,330   2,731            157        1987        (r)
1328 Charwood Road                  715            4,735   5,450            230        1986        (r)
8779 Greenwood Place                727            4,041   4,768            135        1978        (r)
1350 Blair Drive                    313            1,746   2,059              4        1991        (r)
1360 Blair Drive                    329            1,866   2,195              4        1991        (r)
1370 Blair Drive                    391            2,216   2,607              4        1991        (r)

BATON ROUGE
-----------
11200 Industriplex Blvd.            610            3,471   4,081            170        1986        (r)
11441 Industriplex Blvd.            384            2,389   2,773            193        1987        (r)
11301 Industriplex Blvd.            305            1,763   2,068            103        1985        (r)
6565 Exchequer Drive                421            2,489   2,910            174        1986        (r)

CENTRAL PENNSYLVANIA
--------------------
125 East Kensinger Drive          1,341            2,530   3,871             --        2000        (r)

CHICAGO
-------
2300 Hammond Drive                  445            2,323   2,768          1,529        1970        (r)
6500 North Lincoln Avenue           625            3,291   3,916          1,490      1965/88       (r)
3600 West Pratt Avenue            1,050            6,265   7,315          1,079      1953/88       (r)
917 North Shore Drive               556            3,259   3,815            551        1974        (r)
6750 South Sayre Avenue             224            1,411   1,635            237        1975        (r)
585 Slawin Court                    611            3,515   4,126            526        1992        (r)


                                                                                                COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                           (b)               ACQUISITION OR
                                                                       INITIAL COST           COMPLETION
                                   LOCATION           (a)          -------------------      AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES    LAND      BUILDINGS         PROVISION
----------------                 ------------      ------------    ----      ---------         ---------
2300 Windsor Court                Addison, IL                       688          3,943            635
3505 Thayer Court                 Aurora, IL                        430          2,472             23
3600 Thayer Court                 Aurora, IL                        636          3,645            178
736-776 Industrial Drive         Elmhurst, IL                       349          1,994            918
305-311 Era Drive               Northbrook, IL                      200          1,154            146
700-714 Landwehr Road           Northbrook, IL                      357          2,052            250
4330 South Racine Avenue          Chicago, IL                       448          1,893            231
13040 S. Crawford Ave.             Alsip, IL                      1,073          6,193             24
12241 Melrose Street           Franklin Park, IL                    332          1,931          1,085
12301-12325 S Laramie Ave          Alsip, IL                        650          3,692            413
6300 W. Howard                     Niles, IL                        743          4,208            459
301 Hintz                        Wheeling, IL                       160            905             71
301 Alice                        Wheeling, IL                       218          1,236             76
410 W 169th Street             South Holland, IL                    462          2,618            211
11939 S Central Avenue             Alsip, IL                      1,208          6,843            199
405 East Shawmut                 La Grange, IL                      368          2,083             35
1010-50 Sesame Street           Bensenville, IL       (e)           979          5,546            265
5555 West 70th Place           Bedford Park, IL                     146            829             89
3200-3250 South St. Louis (k)     Chicago, IL                       110            625            988
3110-3130 South St. Louis         Chicago, IL                       115            650             51
7301 South Hamlin                 Chicago, IL                       149            846            336
7401 South Pulaski                Chicago, IL                       664          3,763            636
3900 West 74th Street             Chicago, IL                       137            778            284
7501 S. Pulaski                   Chicago, IL                       360          2,038            609
385 Fenton Lane                West Chicago, IL                     868          4,918            149
335 Crossroad Parkway           Bolingbrook, IL                   1,560          8,840            988
10435 Seymour Avenue           Franklin Park, IL                    181          1,024            384
905 Paramount                     Batavia, IL                       243          1,375            333
1005 Paramount                    Batavia, IL                       282          1,600            324
34-45 Lake Street                Northlake, IL                      440          2,491            288
2120-24 Roberts                  Broadview, IL                      220          1,248            173
4309 South Morgan Street          Chicago, IL                       750          4,150            260
405-17 University Drive        Arlington Hgts, IL                   265          1,468            113
3575 Stern Avenue               St. Charles, IL                     431          2,386             31
3810 Stern Avenue               St. Charles, IL                     589          3,262             42
3645 Swenson Avenue             St. Charles, IL                     263          1,456             19
315 Kirk road                   St. Charles, IL                   1,404          7,774             98
550 Business Center Drive      Mount Prospect, IL                   266          1,473             18
700 Business Center Drive      Mount Prospect, IL                   270          1,492             18
555 Business Center Drive      Mount Prospect, IL                   241          1,336             18
800 Business Center Drive      Mount Prospect, IL                   631          3,493             45
580 Slawin Court               Mount Prospect, IL                   233          1,292             17
1150 Feehanville Drive         Mount Prospect, IL                   260          1,437             18
851 Feehanville Drive          Mount Prospect, IL                   269          1,487             19
1200 Business Center Drive     Mount Prospect, IL                   765          4,237             54
1331 Business Center Drive     Mount Prospect, IL                   235          1,303             17
1601 Feehanville Drive         Mount Prospect, IL                   434          2,402             29
3627 Stern Avenue               St. Charles, IL                     187          1,034             13
902 Feehanville Drive          Mount Prospect, IL                   316          1,750             24
1661 Feehanville Drive         Mount Prospect, IL                   985          5,455             75

CINCINNATI
----------
9900-9970 Princeton             Cincinnati, OH        (c)           545          3,088          1,031
2940 Highland Avenue            Cincinnati, OH        (c)         1,717          9,730          1,096
4700-4750 Creek Road            Cincinnati, OH        (c)         1,080          6,118            533
12072 Best Place                Springboro, OH                      426             --          3,320
901 Pleasant Valley Drive       Springboro, OH                      304          1,721            301
4440 Mulhauser Road             Cincinnati, OH                    1,067             39          5,114
4434 Mulhauser Road             Cincinnati, OH                      444             16          4,264
9449 Glades Drive                Hamilton, OH                       464             --            411

CLEVELAND
---------
6675 Parkland Blvd               Cleveland, OH                      548          3,103            173

COLUMBUS
--------
3800 Lockbourne Industrial       Columbus, OH                     1,133          6,421            445
     Parkway
3880 Groveport Road              Columbus, OH                     2,145         12,154            565

                                         GROSS AMOUNT CARRIED
                                      AT CLOSE OF PERIOD 12/31/00
                                     -----------------------------         ACCUMULATED
                                              BUILDING AND                DEPRECIATION  YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                     LAND     IMPROVEMENTS   TOTAL           12/31/00    RENOVATED      LIVES (YEARS)
----------------                     ----     ------------   -----           --------    ---------      -------------
2300 Windsor Court                    696            4,570   5,266                933      1986            (r)
3505 Thayer Court                     430            2,495   2,925                415      1989            (r)
3600 Thayer Court                     636            3,823   4,459                714      1989            (r)
736-776 Industrial Drive              349            2,912   3,261                575      1975            (r)
305-311 Era Drive                     205            1,295   1,500                235      1978            (r)
700-714 Landwehr Road                 357            2,302   2,659                402      1978            (r)
4330 South Racine Avenue              468            2,104   2,572              1,417      1978            (r)
13040 S. Crawford Ave.              1,073            6,217   7,290                984      1976            (r)
12241 Melrose Street                  469            2,879   3,348                473      1969            (r)
12301-12325 S Laramie Ave             659            4,096   4,755                519      1975            (r)
6300 W. Howard                        789            4,621   5,410                399   1956/1964          (r)
301 Hintz                             167              969   1,136                120      1960            (r)
301 Alice                             225            1,305   1,530                161      1965            (r)
410 W 169th Street                    476            2,815   3,291                336      1974            (r)
11939 S Central Avenue              1,229            7,021   8,250                649      1972            (r)
405 East Shawmut                      369            2,117   2,486                194      1965            (r)
1010-50 Sesame Street               1,003            5,787   6,790                466      1976            (r)
5555 West 70th Place                  157              907   1,064                 73      1973            (r)
3200-3250 South St. Louis (k)         113            1,610   1,723                299      1968            (r)
3110-3130 South St. Louis             117              699     816                 58      1968            (r)
7301 South Hamlin                     151            1,180   1,331                 94   1975/1986          (r)
7401 South Pulaski                    669            4,394   5,063                375   1975/1986          (r)
3900 West 74th Street                 139            1,060   1,199                 98   1975/1986          (r)
7501 S. Pulaski                       318            2,689   3,007                216   1975/1986          (r)
385 Fenton Lane                       884            5,051   5,935                376      1990            (r)
335 Crossroad Parkway               1,599            9,789  11,388                736      1996            (r)
10435 Seymour Avenue                  190            1,399   1,589                110   1967/1974          (r)
905 Paramount                         252            1,699   1,951                120      1977            (r)
1005 Paramount                        293            1,913   2,206                137      1978            (r)
34-45 Lake Street                     455            2,764   3,219                196      1978            (r)
2120-24 Roberts                       229            1,412   1,641                115      1960            (r)
4309 South Morgan Street              784            4,376   5,160                308      1975            (r)
405-17 University Drive               266            1,580   1,846                103   1977/1978          (r)
3575 Stern Avenue                     436            2,412   2,848                  5   1979/1984          (r)
3810 Stern Avenue                     596            3,297   3,893                  7      1985            (r)
3645 Swenson Avenue                   266            1,472   1,738                  3      1981            (r)
315 Kirk road                       1,419            7,857   9,276                 16   1969/1995          (r)
550 Business Center Drive             269            1,488   1,757                  3      1984            (r)
700 Business Center Drive             272            1,508   1,780                  3      1980            (r)
555 Business Center Drive             244            1,351   1,595                  3      1981            (r)
800 Business Center Drive             638            3,531   4,169                  7   1988/1999          (r)
580 Slawin Court                      236            1,306   1,542                  3      1985            (r)
1150 Feehanville Drive                262            1,453   1,715                  3      1983            (r)
851 Feehanville Drive                 272            1,503   1,775                  3      1983            (r)
1200 Business Center Drive            774            4,282   5,056                  9   1988/2000          (r)
1331 Business Center Drive            238            1,317   1,555                  3      1985            (r)
1601 Feehanville Drive                438            2,427   2,865                  5   1986/2000          (r)
3627 Stern Avenue                     189            1,045   1,234                  2      1979            (r)
902 Feehanville Drive                 320            1,770   2,090                  4      1983            (r)
1661 Feehanville Drive                997            5,518   6,515                 11      1986            (r)

CINCINNATI
----------
9900-9970 Princeton                   566            4,098   4,664                533      1970            (r)
2940 Highland Avenue                1,772           10,771  12,543              1,401   1969/1974          (r)
4700-4750 Creek Road                1,109            6,622   7,731                803      1960            (r)
12072 Best Place                      443            3,303   3,746                340      1984            (r)
901 Pleasant Valley Drive             316            2,010   2,326                171      1984            (r)
4440 Mulhauser Road                   655            5,565   6,220                324      1999            (r)
4434 Mulhauser Road                   463            4,261   4,724                 34      1999            (r)
9449 Glades Drive                     477              398     875                 --      1999            (r)

CLEVELAND
---------
6675 Parkland Blvd                    571            3,253   3,824                345      1991            (r)

COLUMBUS
--------
3800 Lockbourne Industrial           1,116           6,883   7,999                627      1986            (r)
     Parkway
3880 Groveport Road                  2,165          12,699  14,864              1,322      1986            (r)

                                                                                                COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                           (b)               ACQUISITION OR
                                                                       INITIAL COST           COMPLETION
                                   LOCATION           (a)           -------------------      AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES     LAND      BUILDINGS        PROVISION
----------------                 ------------      ------------     ----      ---------        ---------
1819 North Walcutt Road          Columbus, OH                        810          4,590         236
4300 Cemetery Road               Hilliard, OH                      1,103          6,248         215
4115 Leap Road   (k)             Hilliard, OH                        758          4,297         142
3300 Lockbourne                  Columbus, OH                        708          3,920         123

DALLAS
------
1275-1281 Roundtable Drive        Dallas, TX                         148            839        (111)
2406-2416 Walnut Ridge            Dallas, TX                         178          1,006          44
12750 Perimiter Drive             Dallas, TX                         638          3,618         190
1324-1343 Roundtable Drive        Dallas, TX                         178          1,006         271
1405-1409 Avenue II East       Grand Prairie, TX                     118            671         (51)
2651-2677 Manana                  Dallas, TX                         266          1,510          77
2401-2419 Walnut Ridge            Dallas, TX                         148            839          38
4248-4252 Simonton             Farmers Ranch, TX                     888          5,032         369
900-906 Great Southwest Pkwy     Arlington, TX                       237          1,342         229
2179 Shiloh Road                  Garland, TX                        251          1,424          47
2159 Shiloh Road                  Garland, TX                        108            610          28
2701 Shiloh Road                  Garland, TX                        818          4,636         768
12784 Perimeter Drive     (l)     Dallas, TX                         350          1,986         384
3000 West Commerce                Dallas, TX                         456          2,584         147
3030 Hansboro                     Dallas, TX                         266          1,510         156
5222 Cockrell Hill                Dallas, TX                         296          1,677          90
405-407 113th                    Arlington, TX                       181          1,026         101
816 111th Street                 Arlington, TX                       251          1,421          62
1017-25 Jacksboro Highway       Fort Worth, TX                        97            537          68
7341 Dogwwod Park              Richland Hills, TX                     79            435          36
7427 Dogwwod Park              Richland Hills, TX                     96            532          54
7348-54 Tower Street           Richland Hills, TX                     88            489          42
7370 Dogwwod Park              Richland Hills, TX                     91            503          54
7339-41 Tower Street           Richland Hills, TX                     98            541          46
7437-45 Tower Street           Richland Hills, TX                    102            563          44
7331-59 Airport Freeway        Richland Hills, TX                    354          1,958         157
7338-60 Dogwwod Park           Richland Hills, TX                    106            587          65
7450-70 Dogwwod Park           Richland Hills, TX                    106            584          78
7423-49 Airport Freeway        Richland Hills, TX                    293          1,621         190
7400 Whitehall Street          Richland Hills, TX                    109            603          46
1602-1654 Terre Colony            Dallas, TX                         458          2,596         118
3330 Duncanville Road             Dallas, TX                         197          1,114          17
2001 110th Street              Grand Prairie, TX                     287          1,624          25
6851-6909 Snowden Road          Fort Worth, TX                     1,025          5,810         228
2351-2355 Merritt Drive           Garland, TX                        101            574          10
10575 Vista Park                  Dallas, TX                         366          2,074          32
701-735 North Plano Road        Richardson, TX                       696          3,944          60
2259 Merritt Drive                Garland, TX                         96            544           9
2260 Merritt Drive                Garland, TX                        319          1,806          29
2220 Merritt Drive                Garland, TX                        352          1,993          32
2010 Merritt Drive                Garland, TX                        350          1,981          30
2363 Merritt Drive                Garland, TX                         73            412           7
2447 Merritt Drive                Garland, TX                         70            395           7
2465-2475 Merritt Drive           Garland, TX                         91            514           8
2485-2505 Merritt Drive           Garland, TX                        431          2,440          39
17919 Waterview Parkway           Dallas, TX                         833          4,718          71
4201 Highway 75 North             Sherman, TX                        300          1,700          29
2425 East Pioneer Drive             Irving                           263          1,488         288
1350 Avenue South              Grand Prairie, TX                     803          4,548          71

DAYTON
------
6094-6104 Executive Blvd          Dayton, OH                         181          1,025         134
6202-6220 Executive Blvd          Dayton, OH                         268          1,521         113
6268-6294 Executive Blvd          Dayton, OH                         255          1,444         160
5749-5753 Executive Blvd          Dayton, OH                          50            282          87
6230-6266 Executive Blvd          Dayton, OH                         271          1,534         351
2200-2224 Sandridge Road          Moriane, OH                        218          1,233          96
8119-8137 Uehling Lane            Dayton, OH                         103            572          14

DENVER
------
7100 North Broadway - 1           Denver, CO                         201          1,141         235

                                    GROSS AMOUNT CARRIED
                                AT CLOSE OF PERIOD 12/31/00
                               ------------------------------         ACCUMULATED
                                         BUILDING AND                DEPRECIATION  YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                LAND     IMPROVEMENTS   TOTAL           12/31/00    RENOVATED      LIVES (YEARS)
----------------                ----     ------------   -----         -----------   ---------      ------------
1819 North Walcutt Road          831            4,805   5,636                393     1973             (r)
4300 Cemetery Road             1,160            6,406   7,566                453     1968             (r)
4115 Leap Road   (k)             777            4,420   5,197                269     1977             (r)
3300 Lockbourne                  710            4,041   4,751                227     1964             (r)

DALLAS
------
1275-1281 Roundtable Drive       117              759     876                 66     1966             (r)
2406-2416 Walnut Ridge           183            1,045   1,228                 80     1978             (r)
12750 Perimiter Drive            660            3,786   4,446                302     1979             (r)
1324-1343 Roundtable Drive       184            1,271   1,455                110     1972             (r)
1405-1409 Avenue II East          98              640     738                 56     1969             (r)
2651-2677 Manana                 275            1,578   1,853                123     1966             (r)
2401-2419 Walnut Ridge           153              872   1,025                 67     1978             (r)
4248-4252 Simonton               920            5,369   6,289                416     1973             (r)
900-906 Great Southwest          270            1,538   1,808                112     1972             (r)
2179 Shiloh Road                 256            1,466   1,722                112     1982             (r)
2159 Shiloh Road                 110              636     746                 49     1982             (r)
2701 Shiloh Road                 923            5,299   6,222                417     1981             (r)
12784 Perimeter Drive            396            2,324   2,720                174     1981             (r)
3000 West Commerce               469            2,718   3,187                207     1980             (r)
3030 Hansboro                    276            1,656   1,932                145     1971             (r)
5222 Cockrell Hill               306            1,757   2,063                135     1973             (r)
405-407 113th                    185            1,123   1,308                 98     1969             (r)
816 111th Street                 258            1,476   1,734                116     1972             (r)
1017-25 Jacksboro Highway        103              599     702                 32     1970             (r)
7341 Dogwwod Park                 84              466     550                 25     1973             (r)
7427 Dogwwod Park                102              580     682                 31     1973             (r)
7348-54 Tower Street              94              525     619                 28     1978             (r)
7370 Dogwwod Park                 96              552     648                 29     1987             (r)
7339-41 Tower Street             104              581     685                 31     1980             (r)
7437-45 Tower Street             108              601     709                 32     1977             (r)
7331-59 Airport Freeway          372            2,097   2,469                122     1987             (r)
7338-60 Dogwwod Park             112              646     758                 36     1978             (r)
7450-70 Dogwwod Park             112              656     768                 45     1985             (r)
7423-49 Airport Freeway          308            1,796   2,104                102     1985             (r)
7400 Whitehall Street            115              643     758                 35     1981             (r)
1602-1654 Terre Colony           468            2,704   3,172                 56     1987             (r)
3330 Duncanville Road            199            1,129   1,328                  7    1973/93           (r)
2001 110th Street                290            1,646   1,936                 10    1985/86           (r)
6851-6909 Snowden Road   S     1,038            6,025   7,063                 44     1986             (r)
2351-2355 Merritt Drive          103              582     685                  4     1988             (r)
10575 Vista Park                 371            2,101   2,472                 13    1972/94           (r)
701-735 North Plano Road         705            3,995   4,700                 25     1986             (r)
2259 Merritt Drive                97              552     649                  4    1986/99           (r)
2260 Merritt Drive               323            1,831   2,154                 11  1986/2000           (r)
2220 Merritt Drive               356            2,021   2,377                 13     1986             (r)
2010 Merritt Drive               354            2,007   2,361                 13     1986             (r)
2363 Merritt Drive                74              418     492                  3     1986             (r)
2447 Merritt Drive                71              401     472                  3     1986             (r)
2465-2475 Merritt Drive           92              521     613                  3     1986             (r)
2485-2505 Merritt Drive          436            2,474   2,910                 15     1987             (r)
17919 Waterview Parkway          843            4,779   5,622                 30     1986             (r)
4201 Highway 75 North            304            1,725   2,029                 25     1987             (r)
2425 East Pioneer Drive          266            1,773   2,039                 25     1987             (r)
1350 Avenue South                813            4,609   5,422                 67     1994             (r)

DAYTON
------
6094-6104 Executive Blvd         184            1,156   1,340                113     1975             (r)
6202-6220 Executive Blvd         275            1,627   1,902                168     1976             (r)
6268-6294 Executive Blvd         262            1,597   1,859                172     1989             (r)
5749-5753 Executive Blvd          53              366     419                 59     1975             (r)
6230-6266 Executive Blvd         280            1,876   2,156                190     1979             (r)
2200-2224 Sandridge Road         223            1,324   1,547                112     1983             (r)
8119-8137 Uehling Lane           103              586     689                 25     1978             (r)

DENVER
------
7100 North Broadway - 1          215            1,362   1,577                143     1978             (r)


                                                                                         COSTS
                                                                                      CAPITALIZED
                                                                                     SUBSEQUENT TO
                                                                      (b)            ACQUISITION OR
                                                                  INITIAL COST         COMPLETION
                                   LOCATION         (a)        -------------------   AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)   ENCUMBRANCES   LAND      BUILDINGS     PROVISION
----------------                 ------------   ------------   -----    -----------    ---------
7100 North Broadway - 2           Denver, CO                      203      1,150              233
7100 North Broadway - 3           Denver, CO                      139        787               73
7100 North Broadway - 5           Denver, CO                      180      1,018               86
7100 North Broadway - 6           Denver, CO                      269      1,526              119
20100 East 32nd Avenue Parkway    Aurora, CO                      333      1,888              231
15700-15820 West 6th Avenue       Golden, Co                      333      1,887               43
15850-15884 West 6th Avenue       Golden, Co                      201      1,139               45
5454 Washington                   Denver, CO                      154        873               78
525 East 70th Street              Denver, CO                       68        384                8
565 East 70th Street              Denver, CO                      169        960               56
605 East 70th Street              Denver, CO                      192      1,089               70
625 East 70th Street              Denver, CO                      136        769               55
665 East 70th Street              Denver, CO                      136        768               38
700 West 48th Street              Denver, CO                      302      1,711               83
702 West 48th Street              Denver, CO                      135        763              131
800 East 73rd                     Denver, CO                      225      1,273              101
850 East 73rd                     Denver, CO                      177      1,005               97
6425 North Washington             Denver, CO                      374      2,118              153
3370 North Peoria Street          Aurora, CO                      163        924              169
3390 North Peoria Street          Aurora, CO                      145        822               37
3508-3538 North Peoria Street     Aurora, CO                      260      1,472               71
3568 North Peoria Street          Aurora, CO                      222      1,260               78
4785 Elati                        Denver, CO                      173        981               86
4770 Fox Street                   Denver, CO                      132        750               50
1550 W. Evans                     Denver, CO                      388      2,200               83
3751-71 Revere Street             Denver, CO                      262      1,486               72
3871 Revere                       Denver, CO                      361      2,047               58
5454 Havana Street                Denver, CO                      204      1,156               25
5500 Havana Street                Denver, CO                      167        946               20
4570 Ivy Street                   Denver, CO                      219      1,239              132
5855 Stapleton Drive North        Denver, CO                      288      1,630               35
5885 Stapleton Drive North        Denver, CO                      376      2,129              124
5200-5280 North Broadway          Denver, CO                      169        960              113
5977-5995 North Broadway          Denver, CO                      268      1,518               40
2952-5978 North Broadway          Denver, CO                      414      2,346              295
6400 North Broadway               Denver, CO                      318      1,804               73
875 Parfer Street                Lakewood, CO                     288      1,633               82
4721 Ironton Street               Denver, CO                      232      1,313              172
833 Parfer Street                Lakewood, CO                     196      1,112               41
11005 West 8th Avenue            Lakewood, CO                     102        580               57
7100 North Broadway - 7           Denver, CO                      215      1,221              181
7100 North Broadway - 8           Denver, CO                       79        448              191
6804 East 48th Avenue             Denver, CO                      253      1,435               64
445 Bryant Street                 Denver, CO                    1,831     10,219              517
East 47th Drive - A               Denver, CO                      474      2,689              120
7025 South Revere Parkway         Denver, CO                      558      3,177              169
9500 West 49th Street - A       Wheatridge, CO                    283      1,625               20
9500 West 49th Street - B       Wheatridge, CO                    225      1,272               16
9500 West 49th Street - C       Wheatridge, CO                    602      3,409               17
9500 West 49th Street - D       Wheatridge, CO                    271      1,537              131
8100 South Park Way - A          Littleton, CO                    442      2,507              314
8100 South Park Way - B          Littleton, CO                    103        582              155
8100 South Park Way - C          Littleton, CO                    568      3,219              159
451-591 East 124th Avenue        Littleton, CO                    383      2,145               36
14100 East Jewell                 Aurora, CO                      395      2,240              216
14190 East Jewell                 Aurora, CO                      199      1,126              125
608 Garrison Street              Lakewood, CO                     265      1,501              238
610 Garrison Street              Lakewood, CO                     264      1,494              252
1111 West Evans (A&C)             Denver, CO                      233      1,321               34
1111 West Evans (B)               Denver, CO                       30        169                5
15000 West 6th Avenue             Golden, Co                      913      5,174              314
14998 West 6th Avenue Bldg E      Golden, Co                      565      3,199               81
14998 West 6th Avenue Bldg F     Englewood, CO                    269      1,525              150
12503 East Euclid Drive           Denver, CO                    1,219      6,905              385
6547 South Racine Circle          Denver, CO                      748      4,241              288
7800 East Iliff Avenue            Denver, CO                      188      1,067               29
2369 South Trenton Way            Denver, CO                      292      1,656              147





                                          GROSS AMOUNT CARRIED
                                       AT CLOSE OF PERIOD 12/31/00
                                 --------------------------------------   ACCUMULATED
                                             BUILDING AND                 DEPRECIATION  YEAR BUILT/      DEPRECIABLE
BUILDING ADDRESS                    LAND     IMPROVEMENTS   TOTAL           12/31/00     RENOVATED      LIVES (YEARS)
----------------                    ----     ------------   -----           --------     ---------      -------------
7100 North Broadway - 2                 204       1,382        1,586              134      1978             (r)
7100 North Broadway - 3                 140         859          999               90      1978             (r)
7100 North Broadway - 5                 178       1,106        1,284              139      1978             (r)
7100 North Broadway - 6                 271       1,643        1,914              171      1978             (r)
20100 East 32nd Avenue Parkway          314       2,138        2,452              361      1997             (r)
15700-15820 West 6th Avenue             318       1,945        2,263              167      1978             (r)
15850-15884 West 6th Avenue             206       1,179        1,385               97      1978             (r)
5454 Washington                         156         949        1,105               96      1985             (r)
525 East 70th Street                     69         391          460               32      1985             (r)
565 East 70th Street                    172       1,013        1,185               94      1985             (r)
605 East 70th Street                    194       1,157        1,351              104      1985             (r)
625 East 70th Street                    137         822          959               73      1985             (r)
665 East 70th Street                    137         805          942               73      1985             (r)
700 West 48th Street                    307       1,789        2,096              155      1984             (r)
702 West 48th Street                    139         890        1,029               99      1984             (r)
800 East 73rd                           222       1,377        1,599              129      1984             (r)
850 East 73rd                           179       1,100        1,279               99      1984             (r)
6425 North Washington                   385       2,260        2,645              177      1983             (r)
3370 North Peoria Street                163       1,093        1,256              141      1978             (r)
3390 North Peoria Street                147         857        1,004               76      1978             (r)
3508-3538 North Peoria Street           264       1,539        1,803              139      1978             (r)
3568 North Peoria Street                225       1,335        1,560              137      1978             (r)
4785 Elati                              175       1,065        1,240               95      1972             (r)
4770 Fox Street                         134         798          932               67      1972             (r)
1550 W. Evans                           385       2,286        2,671              190      1975             (r)
3751-71 Revere Street                   267       1,553        1,820              132      1980             (r)
3871 Revere                             368       2,098        2,466              170      1980             (r)
5454 Havana Street                      207       1,178        1,385               96      1980             (r)
5500 Havana Street                      169         964        1,133               78      1980             (r)
4570 Ivy Street                         220       1,370        1,590              120      1985             (r)
5855 Stapleton Drive North              290       1,663        1,953              141      1985             (r)
5885 Stapleton Drive North              380       2,249        2,629              181      1985             (r)
5200-5280 North Broadway                171       1,071        1,242               94      1977             (r)
5977-5995 North Broadway                271       1,555        1,826              131      1978             (r)
2952-5978 North Broadway                422       2,633        3,055              207      1978             (r)
6400 North Broadway                     325       1,870        2,195              151      1982             (r)
875 Parfer Street                       293       1,710        2,003              137      1975             (r)
4721 Ironton Street                     236       1,481        1,717              109      1969             (r)
833 Parfer Street                       199       1,150        1,349               93      1974             (r)
11005 West 8th Avenue                   104         635          739               50      1974             (r)
7100 North Broadway - 7                 217       1,400        1,617              129      1985             (r)
7100 North Broadway - 8                  80         638          718               48      1985             (r)
6804 East 48th Avenue                   256       1,496        1,752              120      1973             (r)
445 Bryant Street                     1,829      10,738       12,567              731      1960             (r)
East 47th Drive - A                     441       2,842        3,283              309      1997             (r)
7025 South Revere Parkway               565       3,339        3,904              377      1997             (r)
9500 West 49th Street - A               286       1,642        1,928              169      1997             (r)
9500 West 49th Street - B               226       1,287        1,513              110      1997             (r)
9500 West 49th Street - C               600       3,428        4,028              296      1997             (r)
9500 West 49th Street - D               246       1,693        1,939              181      1997             (r)
8100 South Park Way - A                 423       2,840        3,263              364      1997             (r)
8100 South Park Way - B                 104         736          840              129      1984             (r)
8100 South Park Way - C                 575       3,371        3,946              267      1984             (r)
451-591 East 124th Avenue               383       2,181        2,564              181      1979             (r)
14100 East Jewell                       400       2,451        2,851              200      1980             (r)
14190 East Jewell                       201       1,249        1,450              104      1980             (r)
608 Garrison Street                     267       1,737        2,004              147      1984             (r)
610 Garrison Street                     266       1,744        2,010              144      1984             (r)
1111 West Evans (A&C)                   236       1,352        1,588              113      1986             (r)
1111 West Evans (B)                      30         174          204               14      1986             (r)
15000 West 6th Avenue                   916       5,485        6,401              458      1985             (r)
14998 West 6th Avenue Bldg E            568       3,277        3,845              282      1995             (r)
14998 West 6th Avenue Bldg F            271       1,673        1,944              172      1995             (r)
12503 East Euclid Drive               1,208       7,301        8,509              613      1986             (r)
6547 South Racine Circle                739       4,538        5,277              455      1996             (r)
7800 East Iliff Avenue                  190       1,094        1,284               97      1983             (r)
2369 South Trenton Way                  294       1,801        2,095              154      1983             (r)


                                                                                             COSTS
                                                                                          CAPITALIZED
                                                                                         SUBSEQUENT TO     GROSS AMOUNT CARRIED
                                                                            (b)         ACQUISITION OR  AT CLOSE OF PERIOD 12/31/00
                                                                         INITIAL COST     COMPLETION    ---------------------------
                                          LOCATION           (a)      ----------------   AND VALUATION        BUILDING AND
BUILDING ADDRESS                        (CITY/STATE)    ENCUMBRANCES   LAND  BUILDINGS     PROVISION    LAND  IMPROVEMENTS   TOTAL
----------------                        ------------    ------------  -----  ---------     ---------    ----  ------------   -----
2370 South Trenton Way                   Denver, CO                     200    1,132          103       201      1,234      1,435
2422 S. Trenton Way                      Denver, CO                     241    1,364           83       243      1,445      1,688
2452 South Trenton Way                   Denver, CO                     421    2,386           64       426      2,445      2,871
651 Topeka Way                           Denver, CO                     194    1,099           58       198      1,153      1,351
680 Atchinson Way                        Denver, CO                     194    1,099           42       198      1,137      1,335
8122 South Park Lane - A               Littleton, CO                    394    2,232          168       398      2,396      2,794
8122 South Park Lane - B               Littleton, CO                    186    1,054           43       188      1,095      1,283
1600 South Abilene                       Aurora, CO                     465    2,633           56       467      2,687      3,154
1620 South Abilene                       Aurora, CO                     268    1,520          108       270      1,626      1,896
1640 South Abilene                       Aurora, CO                     368    2,085           76       382      2,147      2,529
13900 East Florida Ave                   Aurora, CO                     189    1,071           70       190      1,140      1,330
4301 South Federal Boulevard           Englewood, CO                    237    1,341           89       239      1,428      1,667
14401-14492 East 33rd Place              Aurora, CO                     445    2,519          175       440      2,699      3,139
11701 East 53rd Avenue                   Denver, CO                     416    2,355           57       422      2,406      2,828
5401 Oswego Street                       Denver, CO                     273    1,547          101       278      1,643      1,921
3811 Joliet                              Denver, CO                     735    4,166          131       752      4,280      5,032
2630 West 2nd Avenue                     Denver, CO                      53      299          (10)       51        291        342
2650 West 2nd Avenue                     Denver, CO                     221    1,252           27       223      1,277      1,500
14818 West 6th Avenue Bldg A             Golden, Co                     494    2,799          242       486      3,049      3,535
14828 West 6th Avenue Bldg B             Golden, Co                     519    2,942          182       523      3,120      3,643
12055 E. 49th Ave/4955 Peoria            Denver, CO                     298    1,688          221       305      1,902      2,207
4940-4950 Paris                          Denver, CO                     152      861           41       156        898      1,054
4970 Paris                               Denver, CO                      95      537           22        97        557        654
5010 Paris                               Denver, CO                      89      505           17        91        520        611
7367 South Revere Parkway              Englewood, CO                    926    5,124          158       934      5,274      6,208
10311 W. Hampden Ave                   Lakewood, CO                     577    2,984           85       578      3,068      3,646
9195 6th Avenue                         Lakewood, CO                    705        8        3,572       705      3,580      4,285
8200 East Park Meadows Drive (k)       Lone Tree, CO                  1,297    7,348           61     1,306      7,400      8,706
3250 Quentin (k)                         Aurora, CO                   1,220    6,911           55     1,228      6,958      8,186

DES MOINES
----------

1500 East Washington Avenue            Des Moines, IA                   610    4,251          778       623      5,016      5,639
1600 East Washington Avenue            Des Moines, IA                   209    1,557          171       221      1,716      1,937
4121 McDonald Avenue                   Des Moines, IA                   390    2,931          302       417      3,206      3,623
4141 McDonald Avenue                   Des Moines, IA                   706    5,518          759       787      6,196      6,983
4161 McDonald Avenue                   Des Moines, IA                   389    3,046        1,007       499      3,943      4,442

DETROIT
-------

238 Executive Drive                      Troy, MI                        52      173          479       100        604        704
256 Executive Drive                      Troy, MI                        44      146          442        85        547        632
301 Executive Drive                      Troy, MI                        71      293          614       133        845        978
449 Executive Drive                      Troy, MI                       125      425          959       218      1,291      1,509
501 Executive Drive                      Troy, MI                        71      236          644       129        822        951
451 Robbins Drive                        Troy, MI                        96      448          990       192      1,342      1,534
700 Stephenson Highway                   Troy, MI                       250      854        1,392       386      2,110      2,496
800 Stephenson Highway                   Troy, MI                       558    2,341        2,203       654      4,448      5,102
1150 Stephenson Highway                  Troy, MI                       178      966          307       200      1,251      1,451
1200 Stephenson Highway                  Troy, MI                       246    1,115          633       284      1,710      1,994
1035 Crooks Road                         Troy, MI                       114      414          543       143        928      1,071
1095 Crooks Road                         Troy, MI                       331    1,017        1,018       360      2,006      2,366
1416 Meijer Drive                        Troy, MI                        94      394          390       121        757        878
1624 Meijer Drive                        Troy, MI                       236    1,406          796       373      2,065      2,438
1972 Meijer Drive                        Troy, MI                       315    1,301          721       372      1,965      2,337
2112 Meijer Drive                        Troy, MI                       141      714          733       229      1,359      1,588
1621 Northwood Drive                     Troy, MI                        85      351        1,039       215      1,260      1,475
1707 Northwood Drive                     Troy, MI                        95      262        1,154       239      1,272      1,511
1749 Northwood Drive                     Troy, MI                       107      477          480       164        900      1,064
1788 Northwood Drive                     Troy, MI                        50      196          461       103        604        707
1821 Northwood Drive                     Troy, MI                       132      523          743       220      1,178      1,398
1826 Northwood Drive                     Troy, MI                        55      208          394       103        554        657
1864 Northwood Drive                     Troy, MI                        57      190          469       107        609        716
1921 Northwood Drive                     Troy, MI                       135      589        1,299       291      1,732      2,023
2277 Elliott Avenue                      Troy, MI                        48      188          496       104        628        732
2451 Elliott Avenue                      Troy, MI                        78      319          839       164      1,072      1,236
2730 Research Drive               Rochester Hills, MI                   915    4,215          717       903      4,944      5,847
2791 Research Drive               Rochester Hills, MI                   557    2,731          288       560      3,016      3,576
2871 Research Drive               Rochester Hills, MI                   324    1,487          266       327      1,750      2,077

                                  ACCUMULATED
                                  DEPRECIATION     YEAR BUILT/      DEPRECIABLE
BUILDING ADDRESS                    12/31/00        RENOVATED      LIVES (YEARS)
----------------                  ------------      ---------      ------------

2370 South Trenton Way                  119           1983              (r)
2422 S. Trenton Way                     120           1983              (r)
2452 South Trenton Way                  209           1983              (r)
651 Topeka Way                           85           1985              (r)
680 Atchinson Way                        84           1985              (r)
8122 South Park Lane - A                212           1986              (r)
8122 South Park Lane - B                 91           1986              (r)
1600 South Abilene                      222           1986              (r)
1620 South Abilene                      148           1986              (r)
1640 South Abilene                      175           1986              (r)
13900 East Florida Ave                   91           1986              (r)
4301 South Federal Boulevard            133           1997              (r)
14401-14492 East 33rd Place             225           1979              (r)
11701 East 53rd Avenue                  195           1985              (r)
5401 Oswego Street                      148           1985              (r)
3811 Joliet                             213           1977              (r)
2630 West 2nd Avenue                     25           1970              (r)
2650 West 2nd Avenue                    108           1970              (r)
14818 West 6th Avenue Bldg A            297           1985              (r)
14828 West 6th Avenue Bldg B            298           1985              (r)
12055 E. 49th Ave/4955 Peoria           166           1984              (r)
4940-4950 Paris                          66           1984              (r)
4970 Paris                               41           1984              (r)
5010 Paris                               39           1984              (r)
7367 South Revere Parkway               399           1997              (r)
10311 W. Hampden Ave                    124           1999              (r)
9195 6th Avenue                          42           2000              (r)
8200 East Park Meadows Drive (k)         15           1984              (r)
3250 Quentin (k)                         14        1984/2000            (r)

DES MOINES
----------

1500 East Washington Avenue             931           1987              (r)
1600 East Washington Avenue             270           1987              (r)
4121 McDonald Avenue                    502           1977              (r)
4141 McDonald Avenue                    961           1976              (r)
4161 McDonald Avenue                    660           1979              (r)

DETROIT
-------

238 Executive Drive                     339           1973              (r)
256 Executive Drive                     279           1974              (r)
301 Executive Drive                     442           1974              (r)
449 Executive Drive                     661           1975              (r)
501 Executive Drive                     310           1984              (r)
451 Robbins Drive                       693           1975              (r)
700 Stephenson Highway                1,042           1978              (r)
800 Stephenson Highway                2,174           1979              (r)
1150 Stephenson Highway                 572           1982              (r)
1200 Stephenson Highway                 839           1980              (r)
1035 Crooks Road                        461           1980              (r)
1095 Crooks Road                        844           1986              (r)
1416 Meijer Drive                       356           1980              (r)
1624 Meijer Drive                       961           1984              (r)
1972 Meijer Drive                       828           1985              (r)
2112 Meijer Drive                       640           1980              (r)
1621 Northwood Drive                    765           1977              (r)
1707 Northwood Drive                    583           1983              (r)
1749 Northwood Drive                    498           1977              (r)
1788 Northwood Drive                    345           1977              (r)
1821 Northwood Drive                    658           1977              (r)
1826 Northwood Drive                    307           1977              (r)
1864 Northwood Drive                    328           1977              (r)
1921 Northwood Drive                    927           1977              (r)
2277 Elliott Avenue                     317           1975              (r)
2451 Elliott Avenue                     594           1974              (r)
2730 Research Drive                   1,985           1988              (r)
2791 Research Drive                   1,173           1991              (r)
2871 Research Drive                     681           1991              (r)



                                                                                                COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                           (b)               ACQUISITION OR
                                                                       INITIAL COST           COMPLETION
                                   LOCATION           (a)           -------------------      AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES     LAND      BUILDINGS        PROVISION
----------------                 ------------      ------------     ----      ---------        ---------
2911 Research Drive            Rochester Hills, MI                   505          2,136          397
3011 Research Drive            Rochester Hills, MI                   457          2,104          349
2870 Technology Drive          Rochester Hills, MI                   275          1,262          237
2890 Technology Drive          Rochester Hills, MI                   199            902          205
2900 Technology Drive          Rochester Hills, MI                   214            977          492
2920 Technology Drive          Rochester Hills, MI                   149            671          154
2930 Technology Drive          Rochester Hills, MI                   131            594          385
2950 Technology Drive          Rochester Hills, MI                   178            819          303
2960 Technology Drive          Rochester Hills, MI                   281          1,277          239
23014 Commerce Drive           Farmington Hills, MI                   39            203          193
23028 Commerce Drive           Farmington Hills, MI                   98            507          423
23035 Commerce Drive           Farmington Hills, MI                   71            355          215
23042 Commerce Drive           Farmintgon Hills, MI                   67            277          331
23065 Commerce Drive           Farmington Hills, MI                   71            408          193
23070 Commerce Drive           Farmington Hills, MI                  112            442          668
23079 Commerce Drive           Farmington Hills, MI                   68            301          217
23093 Commerce Drive           Farmington Hills, MI                  211          1,024          787
23135 Commerce Drive           Farmington Hills, MI                  146            701          283
23163 Commerce Drive           Farmington Hills, MI                  111            513          315
23177 Commerce Drive           Farmington Hills, MI                  175          1,007          654
23206 Commerce Drive           Farmington Hills, MI                  125            531          625
23290 Commerce Drive           Farmington Hills, MI                  124            707          640
23370 Commerce Drive           Farmington Hills, MI                   59            233          164
21477 Bridge Street             Southfield, MI                       244          1,386          273
32450 N Avis Drive             Madison Heights, MI                   281          1,590          420
32200 N Avis Drive             Madison Heights, MI                   408          2,311          156
11813 Hubbard                     Livonia, MI                        177          1,001           42
11866 Hubbard                     Livonia, MI                        189          1,073           29
12050-12300 Hubbard (k)           Livonia, MI                        425          2,410          457
38200 Plymouth Road               Livonia, MI                      1,215             --        4,753
38220 Plymouth Road               Livonia, MI                        756             --        5,386
38300 Plymouth Road               Livonia, MI                        729             --        4,803
12707 Eckles Road              Plymouth Township, MI                 255          1,445          110
9300-9328 Harrison Rd             Romulus, MI                        147            834          133
9330-9358 Harrison Rd             Romulus, MI                         81            456          234
28420-28448 Highland Rd           Romulus, MI                        143            809          168
28450-28478 Highland Rd           Romulus, MI                         81            461          297
28421-28449 Highland Rd           Romulus, MI                        109            617          261
28451-28479 Highland Rd           Romulus, MI                        107            608          125
28825-28909 Highland Rd           Romulus, MI                         70            395          136
28933-29017 Highland Rd           Romulus, MI                        112            634          189
28824-28908 Highland Rd           Romulus, MI                        134            760          396
28932-29016 Highland Rd           Romulus, MI                        123            694          229
9710-9734 Harrison Rd             Romulus, MI                        125            706          141
9740-9772 Harrison Rd             Romulus, MI                        132            749          186
9840-9868 Harrison Rd             Romulus, MI                        144            815          158
9800-9824 Harrison Rd             Romulus, MI                        117            664          191
29265-29285 Airport Dr            Romulus, MI                        140            794          221
29185-29225 Airport Dr            Romulus, MI                        140            792          324
29149-29165 Airport Dr            Romulus, MI                        216          1,225          260
29101-29115 Airport Dr            Romulus, MI                        130            738          238
29031-29045 Airport Dr            Romulus, MI                        124            704          102
29050-29062 Airport Dr            Romulus, MI                        127            718          141
29120-29134 Airport Dr            Romulus, MI                        161            912          409
29200-29214 Airport Dr            Romulus, MI                        170            963          256
9301-9339 Middlebelt Rd           Romulus, MI                        124            703          146
26980 Trolley Industrial Drive    Taylor, MI                         450          2,550          424
28055 S. Wick Road                Romulus, MI                        195          1,080          339
12050-12200 Farmington Road       Livonia, MI                        201          1,115          152
33200 Capitol Avenue              Livonia, MI                        236          1,309          186
32975 Capitol Avenue              Livonia, MI                        135            748           93
2725 S. Industrial Highway       Ann Arbor, MI                       660          3,654          543
32920 Capitol Avenue              Livonia, MI                         76            422           86
32940 Capitol Avenue              Livonia, MI                         57            314           35
11862 Brookfield Avenue           Livonia, MI                         85            471          111
11923 Brookfield Avenue           Livonia, MI                        120            665          459
11965 Brookfield Avenue           Livonia, MI                        120            665           77

                                         GROSS AMOUNT CARRIED
                                      AT CLOSE OF PERIOD 12/31/00
                                    -----------------------------         ACCUMULATED
                                             BUILDING AND                 DEPRECIATION    YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                    LAND     IMPROVEMENTS   TOTAL           12/31/00       RENOVATED      LIVES (YEARS)
----------------                    ----     ------------   -----           --------      -----------    -------------
2911 Research Drive                  504            2,534   3,038                999          1992             (r)
3011 Research Drive                  457            2,453   2,910              1,006          1988             (r)
2870 Technology Drive                279            1,495   1,774                612          1988             (r)
2890 Technology Drive                206            1,100   1,306                425          1991             (r)
2900 Technology Drive                219            1,464   1,683                652          1992             (r)
2920 Technology Drive                153              821     974                309          1992             (r)
2930 Technology Drive                138              972   1,110                367          1991             (r)
2950 Technology Drive                185            1,115   1,300                449          1991             (r)
2960 Technology Drive                283            1,514   1,797                587          1992             (r)
23014 Commerce Drive                  56              379     435                148          1983             (r)
23028 Commerce Drive                 125              903   1,028                445          1983             (r)
23035 Commerce Drive                  93              548     641                230          1983             (r)
23042 Commerce Drive                  89              586     675                283          1983             (r)
23065 Commerce Drive                  93              579     672                241          1983             (r)
23070 Commerce Drive                 125            1,097   1,222                470          1983             (r)
23079 Commerce Drive                  79              507     586                222          1983             (r)
23093 Commerce Drive                 295            1,727   2,022                757          1983             (r)
23135 Commerce Drive                 158              972   1,130                399          1986             (r)
23163 Commerce Drive                 138              801     939                319          1986             (r)
23177 Commerce Drive                 254            1,582   1,836                688          1986             (r)
23206 Commerce Drive                 137            1,144   1,281                518          1985             (r)
23290 Commerce Drive                 210            1,261   1,471                600          1980             (r)
23370 Commerce Drive                  66              390     456                190          1980             (r)
21477 Bridge Street                  253            1,650   1,903                277          1986             (r)
32450 N Avis Drive                   286            2,005   2,291                273          1974             (r)
32200 N Avis Drive                   411            2,464   2,875                324          1973             (r)
11813 Hubbard                        180            1,040   1,220                131          1979             (r)
11866 Hubbard                        191            1,100   1,291                135          1979             (r)
12050-12300 Hubbard (k)              428            2,864   3,292                492          1981             (r)
38200 Plymouth Road                1,231            4,737   5,968                451          1997             (r)
38220 Plymouth Road                  706            5,436   6,142                379          1988             (r)
38300 Plymouth Road                  835            4,697   5,532                332          1997             (r)
12707 Eckles Road                    267            1,543   1,810                170          1990             (r)
9300-9328 Harrison Rd                154              960   1,114                108          1978             (r)
9330-9358 Harrison Rd                 85              686     771                 98          1978             (r)
28420-28448 Highland Rd              149              971   1,120                108          1979             (r)
28450-28478 Highland Rd               85              754     839                 86          1979             (r)
28421-28449 Highland Rd              114              873     987                125          1980             (r)
28451-28479 Highland Rd              112              728     840                 79          1980             (r)
28825-28909 Highland Rd               73              528     601                 81          1981             (r)
28933-29017 Highland Rd              117              818     935                119          1982             (r)
28824-28908 Highland Rd              140            1,150   1,290                106          1982             (r)
28932-29016 Highland Rd              128              918   1,046                146          1982             (r)
9710-9734 Harrison Rd                130              842     972                127          1987             (r)
9740-9772 Harrison Rd                138              929   1,067                166          1987             (r)
9840-9868 Harrison Rd                151              966   1,117                117          1987             (r)
9800-9824 Harrison Rd                123              849     972                 85          1987             (r)
29265-29285 Airport Dr               147            1,008   1,155                102          1983             (r)
29185-29225 Airport Dr               146            1,110   1,256                126          1983             (r)
29149-29165 Airport Dr               226            1,475   1,701                156          1984             (r)
29101-29115 Airport Dr               136              970   1,106                120          1985             (r)
29031-29045 Airport Dr               130              800     930                 82          1985             (r)
29050-29062 Airport Dr               133              853     986                 94          1986             (r)
29120-29134 Airport Dr               169            1,313   1,482                125          1986             (r)
29200-29214 Airport Dr               178            1,211   1,389                127          1985             (r)
9301-9339 Middlebelt Rd              130              843     973                 89          1983             (r)
26980 Trolley Industrial Drive       463            2,961   3,424                232          1997             (r)
28055 S. Wick Road                   195            1,419   1,614                133          1989             (r)
12050-12200 Farmington Road          215            1,253   1,468                 84          1973             (r)
33200 Capitol Avenue                 252            1,479   1,731                 94          1977             (r)
32975 Capitol Avenue                 144              832     976                 54          1978             (r)
2725 S. Industrial Highway           704            4,153   4,857                353          1997             (r)
32920 Capitol Avenue                  82              502     584                 35          1973             (r)
32940 Capitol Avenue                  61              345     406                 22          1971             (r)
11862 Brookfield Avenue               91              576     667                 34          1972             (r)
11923 Brookfield Avenue              128            1,116   1,244                121          1973             (r)
11965 Brookfield Avenue              128              734     862                 53          1973             (r)

                                      S-7


                                                                                          COSTS
                                                                                       CAPITALIZED
                                                                                      SUBSEQUENT TO  GROSS AMOUNT CARRIED AT CLOSE
                                                                        (b)          ACQUISITION OR        OF PERIOD 12/31/00
                                                                    INITIAL COST       COMPLETION    ------------------------------
                                    LOCATION           (a)       ------------------   AND VALUATION           BUILDING AND
BUILDING ADDRESS                  (CITY/STATE)    ENCUMBRANCES   LAND     BUILDINGS    PROVISION      LAND    IMPROVEMENTS    TOTAL
----------------                  ------------    ------------   ----     ---------  -------------    ----  ---------------   ------
34005 Schoolcraft Road             Livonia, MI                    107         592             86       114           671         785
13405 Stark Road                   Livonia, MI                     46         254             34        49           285         334
1170 Chicago Road                   Troy, MI                      249       1,380            137       266         1,500       1,766
1200 Chicago Road                   Troy, MI                      268       1,483            141       286         1,606       1,892
450 Robbins Drive                   Troy, MI                      166         920             92       178         1,000       1,178
556 Robbins Drive                   Troy, MI                       59         329             38        64           362         426
1230 Chicago Road                   Troy, MI                      271       1,498            142       289         1,622       1,911
12886 Westmore Avenue              Livonia, MI                    190       1,050            115       202         1,153       1,355
12898 Westmore Avenue              Livonia, MI                    190       1,050            110       202         1,148       1,350
33025 Industrial Road              Livonia, MI                     80         442             57        85           494         579
2002 Stephenson Highway             Troy, MI                      179         994            189       192         1,170       1,362
47711 Clipper Street            Plymouth Twsp, MI                 539       2,983            266       575         3,213       3,788
32975 Industrial Road              Livonia, MI                    160         887            115       171           991       1,162
32985 Industrial Road              Livonia, MI                    137         761             87       147           838         985
32995 Industrial Road              Livonia, MI                    160         887             90       171           966       1,137
12874 Westmore Avenue              Livonia, MI                    137         761             77       147           828         975
33067 Industrial Road              Livonia, MI                    160         887            112       171           988       1,159
1775 Bellingham                     Troy, MI                      344       1,902            271       367         2,150       2,517
1785 East Maple                     Troy, MI                       92         507             83        98           584         682
1807 East Maple                     Troy, MI                      321       1,775            162       342         1,916       2,258
9800 Chicago Road                   Troy, MI                      206       1,141            103       220         1,230       1,450
1840 Enterprise Drive           Rochester Hills, MI               573       3,170            277       611         3,409       4,020
1885 Enterprise Drive           Rochester Hills, MI               209       1,158            110       223         1,254       1,477
1935-55 Enterprise Drive (l)    Rochester Hills, MI             1,285       7,144            823     1,371         7,881       9,252
5500 Enterprise Court              Warren, MI                     675       3,737            447       721         4,138       4,859
5800 Enterprise Court              Warren, MI                     202       1,117            142       215         1,246       1,461
750 Chicago Road                    Troy, MI                      323       1,790            273       345         2,041       2,386
800 Chicago Road                    Troy, MI                      283       1,567            168       302         1,716       2,018
850 Chicago Road                    Troy, MI                      183       1,016             94       196         1,097       1,293
2805 S. Industrial Highway        Ann Arbor, MI                   318       1,762            178       340         1,918       2,258
6833 Center Drive               Sterling Heights, MI              467       2,583            204       493         2,761       3,254
22731 Newman Street               Dearborn, MI                    542       3,001            166       547         3,162       3,709
32201 North Avis Drive          Madison Heights, MI               345       1,911            102       349         2,009       2,358
1100 East Mandoline Road        Madison Heights, MI               888       4,915            830       897         5,736       6,633
30081 Stephenson Highway        Madison Heights, MI               271       1,499            348       274         1,844       2,118
1120 John A. Papalas Drive      Lincoln Park, MI                  586       3,241            415       593         3,649       4,242
36555 Ecorse                       Romulus, MI                    600           -          9,469       685         9,384      10,069
6340 Middlebelt                    Romulus, MI                    673           -          3,593       833         3,433       4,266
4872 S. Lapeer Road             Lake Orion Twsp, MI             1,342       5,441          1,035     1,412         6,406       7,818
775 James L. Hart Parkway         Ypsilanti, MI                   348       1,536            871       604         2,151       2,755
1400 Allen Drive                    Troy, MI                      209       1,154             23       212         1,174       1,386
1408 Allen Drive                    Troy, MI                      151         834             17       153           849       1,002
1305 Stephenson Hwy                 Troy, MI                      345       1,907             38       350         1,940       2,290
32505 Industrial Drive          Madison Heights, MI               345       1,910             39       351         1,943       2,294
1799-1813 Northfield Drive (k)  Rochester Hills, MI               481       2,665             55       490         2,711       3,201

GRAND RAPIDS
------------
2 84th Street SW (u)             Grand Rapids, MI                 117         685            241       107           936       1,043
100 84th Street SW(u)            Grand Rapids, MI                 255       1,477           (124)      212         1,396       1,608
511 76th Street SW(u)            Grand Rapids, MI                 758       4,355           (220)      671         4,222       4,893
553 76th Street SW(u)            Grand Rapids, MI                  32         191            164        20           367         387
555 76th Street SW(u)            Grand Rapids, MI                 776       4,458           (274)      723         4,237       4,960
2935 Walkent Court NW (u)        Grand Rapids, MI                 285       1,663            196       264         1,880       2,144
3300 Kraft Avenue SE             Grand Rapids, MI                 838       4,810            221       838         5,031       5,869
3366 Kraft Avenue SE             Grand Rapids, MI                 833       4,780            685       833         5,465       6,298
5001 Kendrick Court SE (u)       Grand Rapids, MI                 210       1,221             82       192         1,321       1,513
5050 Kendrick Court SE           Grand Rapids, MI               1,721      11,433          4,580     1,721        16,013      17,734
5015 52nd Street SE              Grand Rapids, MI                 234       1,321             65       234         1,386       1,620
5025 28th Street                 Grand Rapids, MI                  77         488             17        77           505         582
5079 33rd Street SE (u)          Grand Rapids, MI                 525       3,018            (59)      493         2,991       3,484
5333 33rd Street SE (u)          Grand Rapids, MI                 480       2,761            (88)      447         2,706       3,153
5130 Patterson Avenue SE (u)     Grand Rapids, MI                 137         793            (26)      127           777         904
3395 Kraft Avenue (u)            Grand Rapids, MI                 214       1,212            (27)      204         1,195       1,399
3427 Kraft Avenue (u)            Grand Rapids, MI                 157         892            (11)      152           886       1,038

HOUSTON
-------
2102-2314 Edwards Street          Houston, TX                     348       1,973            875       381         2,815       3,196

                                 ACCUMULATED
                                 DEPRECIATION    YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                   12/31/00      RENOVATED        LIVES (YEARS)
----------------                 -------------   ----------       ------------
34005 Schoolcraft Road                44             1981              (r)
13405 Stark Road                      19             1980              (r)
1170 Chicago Road                     98             1983              (r)
1200 Chicago Road                    105             1984              (r)
450 Robbins Drive                     66             1976              (r)
556 Robbins Drive                     23             1974              (r)
1230 Chicago Road                    105             1996              (r)
12886 Westmore Avenue                 80             1981              (r)
12898 Westmore Avenue                 80             1981              (r)
33025 Industrial Road                 32             1980              (r)
2002 Stephenson Highway               72             1986              (r)
47711 Clipper Street                 209             1996              (r)
32975 Industrial Road                 80             1984              (r)
32985 Industrial Road                 54             1985              (r)
32995 Industrial Road                 63             1983              (r)
12874 Westmore Avenue                 54             1984              (r)
33067 Industrial Road                 66             1984              (r)
1775 Bellingham                      152             1987              (r)
1785 East Maple                       37             1985              (r)
1807 East Maple                      125             1984              (r)
9800 Chicago Road                     80             1985              (r)
1840 Enterprise Drive                222             1990              (r)
1885 Enterprise Drive                 82             1990              (r)
1935-55 Enterprise Drive             537             1990              (r)
5500 Enterprise Court                266             1989              (r)
5800 Enterprise Court                 80             1987              (r)
750 Chicago Road                     141             1986              (r)
800 Chicago Road                     111             1985              (r)
850 Chicago Road                      71             1984              (r)
2805 S. Industrial Highway           126             1990              (r)
6833 Center Drive                    194             1998              (r)
22731 Newman Street                  220             1985              (r)
32201 North Avis Drive               141             1974              (r)
1100 East Mandoline Road             379             1967              (r)
30081 Stephenson Highway             125             1967              (r)
1120 John A. Papalas Drive           271             1985              (r)
36555 Ecorse                         578             1998              (r)
6340 Middlebelt                      213             1998              (r)
4872 S. Lapeer Road                  139             1999              (r)
775 James L. Hart Parkway             71             1999              (r)
1400 Allen Drive                       2             1979              (r)
1408 Allen Drive                       2             1979              (r)
1305 Stephenson Hwy                    4             1979              (r)
32505 Industrial Drive                 4             1979              (r)
1799-1813 Northfield Drive             6             1980              (r)

GRAND RAPIDS
------------
2 84th Street SW (u)                 185             1986              (r)
100 84th Street SW(u)                291             1979              (r)
511 76th Street SW(u)                784             1986              (r)
553 76th Street SW(u)                142             1985              (r)
555 76th Street SW(u)                706             1987              (r)
2935 Walkent Court NW (u)            301             1991              (r)
3300 Kraft Avenue SE                 855             1987              (r)
3366 Kraft Avenue SE               1,142             1987              (r)
5001 Kendrick Court SE (u)           211             1983              (r)
5050 Kendrick Court SE             2,409             1988              (r)
5015 52nd Street SE                  214             1987              (r)
5025 28th Street                     118             1967              (r)
5079 33rd Street SE (u)              488             1990              (r)
5333 33rd Street SE (u)              499             1991              (r)
5130 Patterson Avenue SE (u)         130             1987              (r)
3395 Kraft Avenue (u)                 74             1985              (r)
3427 Kraft Avenue (u)                 55             1985              (r)

HOUSTON
-------
2102-2314 Edwards Street             263             1961              (r)


                                      S-8

                                                                                          COSTS
                                                                                       CAPITALIZED
                                                                                      SUBSEQUENT TO   GROSS AMOUNT CARRIED AT CLOSE
                                                                        (b)          ACQUISITION OR         OF PERIOD 12/31/00
                                                                    INITIAL COST       COMPLETION     ------------------------------
                                   LOCATION           (a)        ------------------   AND VALUATION           BUILDING AND
BUILDING ADDRESS                 (CITY/STATE)    ENCUMBRANCES    LAND     BUILDINGS    PROVISION      LAND    IMPROVEMENTS    TOTAL
----------------                 ------------    ------------    ----     ---------  -------------    ----  ---------------   ------
4545 Eastpark Drive               Houston, TX                     235       1,331            163       240       1,489        1,729
3351 Ranch St                     Houston, TX                     272       1,541            125       278       1,660        1,938
3851 Yale St                      Houston, TX                     413       2,343            259       425       2,590        3,015
3337-3347 Ranch Street            Houston, TX                     227       1,287            259       233       1,540        1,773
8505 N Loop East                  Houston, TX                     439       2,489            125       449       2,604        3,053
4749-4799 Eastpark Dr             Houston, TX                     594       3,368            251       611       3,602        4,213
4851 Homestead Road               Houston, TX                     491       2,782            441       504       3,210        3,714
3365-3385 Ranch Street            Houston, TX                     284       1,611            103       290       1,708        1,998
5050 Campbell Road                Houston, TX                     461       2,610            244       470       2,845        3,315
4300 Pine Timbers                 Houston, TX                     489       2,769            468       499       3,227        3,726
10600 Hampstead                   Houston, TX                     105         597            110       109         703          812
2300 Fairway Park Dr              Houston, TX                      86         488            118        89         603          692
7901 Blankenship                  Houston, TX                     136         772            316       140       1,084        1,224
2500-2530 Fairway Park Drive      Houston, TX                     766       4,342            487       792       4,803        5,595
6550 Longpointe                   Houston, TX                     362       2,050            420       370       2,462        2,832
1815 Turning Basin Dr             Houston, TX                     487       2,761            415       531       3,132        3,663
1819 Turning Basin Dr             Houston, TX                     231       1,308            376       251       1,664        1,915
4545 Mossford Dr                  Houston, TX                     237       1,342             73       245       1,407        1,652
1805 Turning Basin Drive          Houston, TX                     564       3,197            507       616       3,652        4,268
7000 Empire Drive                 Houston, TX         (g)         450       2,552            685       452       3,235        3,687
9777 West Gulfbank Drive          Houston, TX         (g)       1,217       6,899            691     1,216       7,591        8,807
9835A Genard Road                 Houston, TX                   1,505       8,333            586     1,580       8,844       10,424
9835B Genard Road                 Houston, TX                     245       1,357            153       256       1,499        1,755
16134 West Hardy                  Houston, TX                     147         812             70       149         880        1,029
16216 West Hardy                  Houston, TX                     125         692             14       127         704          831
10161 Harwin Drive                Houston, TX                     505       2,861             69       511       2,924        3,435
10165 Harwin Drive                Houston, TX                     218       1,234            174       220       1,406        1,626
10175 Harwin Drive                Houston, TX                     267       1,515            262       270       1,774        2,044
100 Donwick Drive              The Woodlands, TX                  825       4,675            129       843       4,786        5,629

INDIANAPOLIS
------------
2400 North Shadeland           Indianapolis, IN                   142         802             53       149         848          997
2402 North Shadeland           Indianapolis, IN                   466       2,640            293       489       2,910        3,399
7901 West 21st Street          Indianapolis, IN                 1,063       6,027             42     1,048       6,084        7,132
1445 Brookville Way            Indianapolis, IN       (c)         459       2,603            367       476       2,953        3,429
1440 Brookville Way            Indianapolis, IN       (c)         665       3,770            350       685       4,100        4,785
1240 Brookville Way            Indianapolis, IN       (c)         247       1,402            236       258       1,627        1,885
1220 Brookville Way            Indianapolis, IN       (c)         223          40             33       226          70          296
1345 Brookville Way            Indianapolis, IN       (d)         586       3,321            458       601       3,764        4,365
1350 Brookville Way            Indianapolis, IN       (c)         205       1,161            125       212       1,279        1,491
1341 Sadlier Circle E Dr       Indianapolis, IN       (d)         131         743            144       136         882        1,018
1322-1438 Sadlier Circle E Dr  Indianapolis, IN       (d)         145         822            177       152         992        1,144
1327-1441 Sadlier Circle E Dr  Indianapolis, IN       (d)         218       1,234            219       225       1,446        1,671
1304 Sadlier Circle E Dr       Indianapolis, IN       (d)          71         405             94        75         495          570
1402 Sadlier Circle E Dr       Indianapolis, IN       (d)         165         934            189       171       1,117        1,288
1504 Sadlier Circle E Dr       Indianapolis, IN       (d)         219       1,238            120       226       1,351        1,577
1311 Sadlier Circle E Dr       Indianapolis, IN       (d)          54         304            106        57         407          464
1365 Sadlier Circle E Dr       Indianapolis, IN       (d)         121         688            153       126         836          962
1352-1354 Sadlier Circle E Dr  Indianapolis, IN       (d)         178       1,008            204       184       1,206        1,390
1335 Sadlier Circle E Dr       Indianapolis, IN       (d)          81         460             67        85         523          608
1327 Sadlier Circle E Dr       Indianapolis, IN       (d)          52         295             37        55         329          384
1425 Sadlier Circle E Dr       Indianapolis, IN       (d)          21         117             28        23         143          166
1230 Brookville Way            Indianapolis, IN       (c)         103         586             49       109         629          738
6951 E 30th St                 Indianapolis, IN                   256       1,449            288       265       1,728        1,993
6701 E 30th St                 Indianapolis, IN                    78         443             40        82         479          561
6737 E 30th St                 Indianapolis, IN                   385       2,181            269       398       2,437        2,835
1225 Brookville Way            Indianapolis, IN                    60           -            397        68         389          457
6555 E 30th St                 Indianapolis, IN                   840       4,760          1,008       484       6,124        6,608
2432-2436 Shadeland            Indianapolis, IN                   212       1,199            267       230       1,448        1,678
8402-8440 E 33rd St            Indianapolis, IN                   222       1,260            220       230       1,472        1,702
8520-8630 E 33rd St            Indianapolis, IN                   326       1,848            379       336       2,217        2,553
8710-8768 E 33rd St            Indianapolis, IN                   175         993            260       187       1,241        1,428
3316-3346 N. Pagosa Court      Indianapolis, IN                   325       1,842            293       335       2,125        2,460
3331 Raton Court               Indianapolis, IN                   138         802             20       138         822          960
6751 E 30th St                 Indianapolis, IN                   728       2,837            144       741       2,968        3,709
9210 East 146th Street          Noblesville, IN                   466         684             70       472         748        1,220
5902 Decatur Blvd              Indianapolis, IN                 2,517           -         16,948     2,549      16,916       19,465

                                      ACCUMULATED
                                      DEPRECIATION    YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                        12/31/00      RENOVATED     LIVES (YEARS)
----------------                      -------------   ----------    ------------
4545 Eastpark Drive                      111            1972             (r)
3351 Ranch St                            126            1970             (r)
3851 Yale St                             193            1971             (r)
3337-3347 Ranch Street                   116            1970             (r)
8505 N Loop East                         190            1981             (r)
4749-4799 Eastpark Dr                    270            1979             (r)
4851 Homestead Road                      245            1973             (r)
3365-3385 Ranch Street                   135            1970             (r)
5050 Campbell Road                       213            1970             (r)
4300 Pine Timbers                        235            1980             (r)
10600 Hampstead                           49            1974             (r)
2300 Fairway Park Dr                      41            1974             (r)
7901 Blankenship                          91            1972             (r)
2500-2530 Fairway Park Drive             381            1974             (r)
6550 Longpointe                          189            1980             (r)
1815 Turning Basin Dr                    237            1980             (r)
1819 Turning Basin Dr                    113            1980             (r)
4545 Mossford Dr                         108            1975             (r)
1805 Turning Basin Drive                 280            1980             (r)
7000 Empire Drive                        311            1980             (r)
9777 West Gulfbank Drive                 666            1980             (r)
9835A Genard Road                        238            1980             (r)
9835B Genard Road                         39            1980             (r)
16134 West Hardy                          24            1984             (r)
16216 West Hardy                          21            1984             (r)
10161 Harwin Drive                        73           1979/81           (r)
10165 Harwin Drive                        37           1979/81           (r)
10175 Harwin Drive                        47           1979/81           (r)
100 Donwick Drive                         90            1982             (r)

INDIANAPOLIS
------------
2400 North Shadeland                      74            1970             (r)
2402 North Shadeland                     268            1970             (r)
7901 West 21st Street                    537            1985             (r)
1445 Brookville Way                      393            1989             (r)
1440 Brookville Way                      488            1990             (r)
1240 Brookville Way                      254            1990             (r)
1220 Brookville Way                        8            1990             (r)
1345 Brookville Way                      475            1992             (r)
1350 Brookville Way                      159            1994             (r)
1341 Sadlier Circle E Dr                 101          1971/1992          (r)
1322-1438 Sadlier Circle E Dr            142          1971/1992          (r)
1327-1441 Sadlier Circle E Dr            187            1992             (r)
1304 Sadlier Circle E Dr                  68          1971/1992          (r)
1402 Sadlier Circle E Dr                 128          1970/1992          (r)
1504 Sadlier Circle E Dr                 165          1971/1992          (r)
1311 Sadlier Circle E Dr                  84          1971/1992          (r)
1365 Sadlier Circle E Dr                  97          1971/1992          (r)
1352-1354 Sadlier Circle E Dr            165          1970/1992          (r)
1335 Sadlier Circle E Dr                  62          1971/1992          (r)
1327 Sadlier Circle E Dr                  38          1971/1992          (r)
1425 Sadlier Circle E Dr                  17          1971/1992          (r)
1230 Brookville Way                       76            1995             (r)
6951 E 30th St                           218            1995             (r)
6701 E 30th St                            58            1992             (r)
6737 E 30th St                           300            1995             (r)
1225 Brookville Way                       34            1997             (r)
6555 E 30th St                           972          1969/1981          (r)
2432-2436 Shadeland                      158            1968             (r)
8402-8440 E 33rd St                      176            1977             (r)
8520-8630 E 33rd St                      251            1976             (r)
8710-8768 E 33rd St                      134            1979             (r)
3316-3346 N. Pagosa Court                261            1977             (r)
3331 Raton Court                          94            1979             (r)
6751 E 30th St                           242            1997             (r)
9210 East 146th Street                    37            1978             (r)
5902 Decatur Blvd                          -            2000             (r)


                                                                                          COSTS
                                                                                       CAPITALIZED
                                                                                      SUBSEQUENT TO   GROSS AMOUNT CARRIED AT CLOSE
                                                                        (b)          ACQUISITION OR        OF PERIOD 12/31/00
                                                                    INITIAL COST       COMPLETION             BUILDING AND
                                   LOCATION           (a)        ------------------   AND VALUATION   ------------------------------
BUILDING ADDRESS                 (CITY/STATE)    ENCUMBRANCES    LAND     BUILDINGS    PROVISION      LAND    IMPROVEMENTS    TOTAL
----------------                 ------------    ------------    ----     ---------  -------------    ----  ---------------   ------
LONG ISLAND
-----------
10 Edison Street                Amityville, NY                    183       1,036             58         183      1,094        1,277
100 Lauman Lane                 Hicksville, NY                    159         901            379         159      1,280        1,439
35 Bloomingdale Road            Hicksville, NY                    190       1,076            144         190      1,220        1,410
15-39 Tec Street                Hicksville, NY                    164         930            134         177      1,051        1,228
100 Tec Street                  Hicksville, NY                    237       1,340            273         268      1,582        1,850
51-89 Tec Street                Hicksville, NY                    184       1,043             43         185      1,085        1,270
502 Old Country Road            Hicksville, NY                     95         536            364         146        849          995
80-98 Tec Street                Hicksville, NY                    106         600             33         107        632          739
201-233 Park Avenue             Hicksville, NY                    295       1,673            187         295      1,860        2,155
160 Engineer Drive              Hicksville, NY                     84         479             77          85        555          640
260 Engineers Drive             Hicksville, NY                    264       1,494            381         274      1,865        2,139
87-119 Engineers Dr(l)          Hicksville, NY                    181       1,023            431         233      1,402        1,635
950-970 South Broadway          Hicksville, NY                    250       1,418            271         250      1,689        1,939
62 Alpha Plaza                  Hicksville, NY                    155         877             53         159        926        1,085
90 Alpha Plaza                  Hicksville, NY                    127         717            113         130        827          957

LOS ANGELES
-----------
5220 Fourth Street               Irwindale, CA                    270       1,529             28         273      1,554        1,827
15705 Arrow Highway              Irwindale, CA                    157         892             19         159        909        1,068
15709 Arrow Highway              Irwindale, CA                    225       1,275             18         227      1,291        1,518
6407-6419 Alondra Blvd.          Paramount, CA                    137         774             26         140        797          937
6423-6431 Alondra Blvd.          Paramount, CA                    115         650             20         117        668          785

LOUISVILLE
----------
9001 Cane Run Road              Louisville, KY                    524           -          5,577         560      5,541        6,101
9101 Cane Road                  Louisville, KY                    973           -          6,037       1,057      5,953        7,010

MILWAUKEE
---------
6523 N. Sydney Place             Milwaukee, WI                    172         976            152         176      1,124        1,300
8800 W Bradley                   Milwaukee, WI                    375       2,125            134         388      2,246        2,634
1435 North 113th St              Wauwatosa, WI                    300       1,699            366         310      2,055        2,365
11217-43 W. Becher St           West Allis, WI                    148         841            122         155        956        1,111
2152 S 114th Street             West Allis, WI                    326       1,846            622         425      2,369        2,794
4560 N. 124th Street             Wauwatosa, WI                    118         667             84         129        740          869
12221 W. Feerick Street          Wauwatosa, WI                    210       1,190            172         221      1,351        1,572
4410-80 North 132nd Street        Butler, WI                      355           -          1,811         359      1,807        2,166

MINNEAPOLIS
-----------
6507-6545 Cecilia Circle        Bloomington, MN                   357       1,320            755         386      2,046        2,432
1275 Corporate Center Drive        Eagan, MN                       80         357             70          93        414          507
1279 Corporate Center Drive        Eagan, MN                      105         357             98         109        451          560
2815 Eagandale Boulevard           Eagan, MN                       80         357            182          97        522          619
6201 West 111th Street          Bloomington, MN                 1,358       8,622          3,756       1,499     12,237       13,736
6403-6545 Cecilia Drive         Bloomington, MN                   366       1,363            657         395      1,991        2,386
6925-6943 Washington Avenue        Edina, MN                      117         504            886         237      1,270        1,507
6955-6973 Washington Avenue        Edina, MN                      117         486            518         207        914        1,121
7251-7279 Washington Avenue        Edina, MN                      129         382            445         182        774          956
7301-7329 Washington Avenue        Edina, MN                      174         391            508         193        880        1,073
7101 Winnetka Avenue North     Brooklyn Park, MN                2,195       6,084          2,104       2,228      8,155       10,383
7600 Golden Triangle Drive     Eden Prairie, MN                   566       1,394          1,561         615      2,906        3,521
9901 West 74th Street          Eden Prairie, MN                   621       3,289          2,461         639      5,732        6,371
11201 Hampshire Avenue South    Bloomington, MN                   495       1,035            859         502      1,887        2,389
12220-12222 Nicollet Avenue     Burnsville, MN                    105         425            217         114        633          747
12250-12268 Nicollet Avenue     Burnsville, MN                    260       1,054            193         296      1,211        1,507
12224-12226 Nicollet Avenue     Burnsville, MN                    190         770            155         207        908        1,115
305 2nd Street Northwest        Minneapolis, MN                   460       2,744             63         460      2,807        3,267
980 Lone Oak Road               Minneapolis, MN                   683       4,103            546         683      4,649        5,332
990 Lone Oak Road               Minneapolis, MN                   883       5,575            409         873      5,994        6,867
1030 Lone Oak Road              Minneapolis, MN                   456       2,703            105         456      2,808        3,264
1060 Lone Oak Road              Minneapolis, MN                   624       3,700            466         624      4,166        4,790
5400 Nathan Lane                Minneapolis, MN                   749       4,461             46         749      4,507        5,256
6464 Sycamore Court             Minneapolis, MN                   457       2,730            105         457      2,835        3,292
10120 W 76th Street            Eden Prairie, MN                   315       1,804            173         315      1,977        2,292
7615 Golden Triangle           Eden Prairie, MN                   268       1,532            948         268      2,480        2,748
7625 Golden Triangle           Eden Prairie, MN                   415       2,375            547         415      2,922        3,337


                                 ACCUMULATED
                                 DEPRECIATION    YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                   12/31/00      RENOVATED        LIVES (YEARS)
----------------                 -------------   ----------       ------------
LONG ISLAND
-----------
10 Edison Street                      96          1971                 (r)
100 Lauman Lane                      127          1968                 (r)
35 Bloomingdale Road                 128          1962                 (r)
15-39 Tec Street                     120          1965                 (r)
100 Tec Street                       152          1965                 (r)
51-89 Tec Street                     137          1965                 (r)
502 Old Country Road                  62          1965                 (r)
80-98 Tec Street                      75          1965                 (r)
201-233 Park Avenue                  208          1962                 (r)
160 Engineer Drive                    75          1966                 (r)
260 Engineers Drive                  171          1966                 (r)
87-119 Engineers Dr(l)               116          1966                 (r)
950-970 South Broadway               204          1966                 (r)
62 Alpha Plaza                        75          1968                 (r)
90 Alpha Plaza                        68          1969                 (r)

LOS ANGELES
-----------
5220 Fourth Street                    10          2000                 (r)
15705 Arrow Highway                    6          1987                 (r)
15709 Arrow Highway                    8          1987                 (r)
6407-6419 Alondra Blvd.                5          1985                 (r)
6423-6431 Alondra Blvd.                4          1985                 (r)

LOUISVILLE
----------
9001 Cane Run Road                   286          1998                 (r)
9101 Cane Road                        10          2000                 (r)

MILWAUKEE
---------
6523 N. Sydney Place                 145          1978                 (r)
8800 W Bradley                       256          1982                 (r)
1435 North 113th St                  316          1993                 (r)
11217-43 W. Becher St                104          1979                 (r)
2152 S 114th Street                  193          1980                 (r)
4560 N. 124th Street                  66          1976                 (r)
12221 W. Feerick Street              114          1971                 (r)
4410-80 North 132nd Street            18          1999                 (r)

MINNEAPOLIS
-----------
6507-6545 Cecilia Circle             947          1981                 (r)
1275 Corporate Center Drive          164          1990                 (r)
1279 Corporate Center Drive          187          1990                 (r)
2815 Eagandale Boulevard             212          1990                 (r)
6201 West 111th Street             3,315          1987                 (r)
6403-6545 Cecilia Drive              975          1980                 (r)
6925-6943 Washington Avenue          751          1972                 (r)
6955-6973 Washington Avenue          656          1972                 (r)
7251-7279 Washington Avenue          574          1972                 (r)
7301-7329 Washington Avenue          862          1972                 (r)
7101 Winnetka Avenue North         3,512          1990                 (r)
7600 Golden Triangle Drive         1,336          1989                 (r)
9901 West 74th Street              1,681         1983/88               (r)
11201 Hampshire Avenue South         909          1986                 (r)
12220-12222 Nicollet Avenue          217         1989/90               (r)
12250-12268 Nicollet Avenue          505         1989/90               (r)
12224-12226 Nicollet Avenue          375         1989/90               (r)
305 2nd Street Northwest             481          1991                 (r)
980 Lone Oak Road                  1,012          1992                 (r)
990 Lone Oak Road                  1,329          1989                 (r)
1030 Lone Oak Road                   486          1988                 (r)
1060 Lone Oak Road                   780          1988                 (r)
5400 Nathan Lane                     754          1990                 (r)
6464 Sycamore Court                  537          1990                 (r)
10120 W 76th Street                  311          1987                 (r)
7615 Golden Triangle                 512          1987                 (r)
7625 Golden Triangle                 474          1987                 (r)



                                                                                                     COSTS
                                                                                                  CAPITALIZED
                                                                                                 SUBSEQUENT TO
                                                                               (b)               ACQUISITION OR
                                                                           INITIAL COST            COMPLETION
                                         LOCATION          (a)          -------------------       AND VALUATION
 BUILDING ADDRESS                      (CITY/STATE)     ENCUMBRANCES    LAND      BUILDINGS         PROVISION
 ----------------                      ------------     ------------    -----    -----------        ---------
 2605 Fernbrook Lane North             Plymouth, MN                      443         2,533             372
 12155 Nicollet Ave.                  Burnsville, MN                     286             -           1,886
 73rd Avenue North                   Brooklyn Park, MN                   504         2,856              76
 1905 W Country Road C                 Roseville, MN                     402         2,278              67
 2720 Arthur Street                    Roseville, MN                     824         4,671              78
 10205 51st Avenue North               Plymouth, MN                      180         1,020              70
 4100 Peavey Road                       Chaska, MN                       399         2,261             632
 11300 Hamshire Ave South             Bloomington, MN                    527         2,985             562
 375 Rivertown Drive                   Woodbury, MN                    1,083         6,135           2,741
 5205 Highway 169                      Plymouth, MN                      446         2,525             917
 6451-6595 Citywest Parkway          Eden Prairie, MN                    525         2,975             759
 7100-7190 Shady Oak Rd (l)          Eden Prairie, MN                  1,118         6,333             485
 7500-7546 Washington Square         Eden Prairie, MN                    229         1,300              73
 7550-7558 Washington Square         Eden Prairie, MN                    153           867              42
 5240-5300 Valley Industrial Blvd S  Eden Prairie, MN                    362         2,049             744
 1565 First Avenue NW                New Brighton, MN                    485         2,750             468
 7125 Northland Terrace              Brooklyn Park, MN                   660         3,740             724
 6900 Shady Oak Road                 Eden Prairie, MN                    310         1,756             436
 6477-6525 City West Parkway         Eden Prairie, MN                    810         4,590             221
 1157 Valley Park Drive                Shakopee, MN                      760             -           4,540
 500-530 Kasota Avenue SE             Minneapolis, MN                    415         2,354             425
 770-786 Kasota Avenue SE             Minneapolis, MN                    333         1,888             153
 800 Kasota Avenue SE                 Minneapolis, MN                    524         2,971             610
 2530-2570 Kasota Avenue               St. Paul, MN                      407         2,308             689
 504 Malcolm Ave SE                   Minneapolis, MN                    757             -             432
 1150 Gateway Drive                    Shakopee, MN                      697             -           5,126
 5555 12th Avenue East                 Shakopee, MN                    1,157             -           3,612

 NASHVILLE
 ---------
 417 Harding Industrial Drive          Nashville, TN                     653         4,583           1,575
 3099 Barry Drive                      Portland, TN                      418         2,368              53
 3150 Barry Drive                      Portland, TN                      941         5,333             289
 5599 Highway 31 West                  Portland, TN                      564         3,196              65
 1650 Elm Hill Pike                    Nashville, TN                     329         1,867             101
 1821 Air Lane Drive                   Nashville, TN                     151           858              78
 1102 Appleton Drive                   Nashville, TN                     154           873              16
 1920 Air Lane Drive                   Nashville, TN                     250         1,415              32
 1931 Air Lane Drive                   Nashville, TN                     491         2,785             206
 470 Metroplex Drive (k)               Nashville, TN                     619         3,507           1,188
 1150 Antiock Pike                     Nashville, TN                     667         3,748              49
 1630 Corporate Place                  La Vergne, TN                     230         1,271             930
 4640 Cummings Park                    Nashville, TN                     360         2,040              45
 211 Nesbitt North                     Nashville, TN                     399         2,261              32
 211 Nesbitt South                     Nashville, TN                     400         2,266             106
 211 Nesbitt West                      Nashville, TN                     217         1,232              18

 NORTHERN NEW JERSEY
 -------------------
 60 Ethel Road West                   Piscataway, NJ                     252         1,426             246
 70 Ethel Road West                   Piscataway, NJ                     431         2,443             333
 140 Hanover Avenue                     Hanover, NJ                      457         2,588             368
 601-629 Montrose Avenue             South Plainfield, NJ                487         2,762             525
 3 Marlen                              Hamilton, NJ                       71           404             100
 5 Marlen                              Hamilton, NJ                      116           655              41
 7 Marlen                              Hamilton, NJ                      128           728             118
 8 Marlen                              Hamilton, NJ                      230         1,302              50
 15 Marlen                             Hamilton, NJ                       53           302              40
 17 Marlen                             Hamilton, NJ                      104           588              72
 1 South Gold Drive                    Hamilton, NJ                      106           599              44
 5 South Gold Drive                    Hamilton, NJ                      106           602              57
 7 South Gold Drive                    Hamilton, NJ                       32           182              43
 8 South Gold Drive                    Hamilton, NJ                      103           584              82
 9 South Gold Drive                    Hamilton, NJ                       60           342              47
 11 South Gold Drive                   Hamilton, NJ                      183         1,039              67
 12 South Gold Drive                   Hamilton, NJ                       84           475              88
 9 Princess Road                     Lawrenceville, NJ                   221         1,254             105
 11 Princess Road                    Lawrenceville, NJ                   491         2,780             264
 15 Princess Road                    Lawrenceville, NJ                   234         1,328             287






                                          GROSS AMOUNT CARRIED
                                       AT CLOSE OF PERIOD 12/31/00
                                   -----------------------------------   ACCUMULATED
                                             BUILDING AND               DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   LAND      IMPROVEMENTS     TOTAL        12/31/00     RENOVATED    LIVES (YEARS)
----------------                   ----      ------------     -----        --------     ---------    -------------
2605 Fernbrook Lane North            445         2,903        3,348           583         1987            (r)
12155 Nicollet Ave.                  288         1,884        2,172           234         1995            (r)
73rd Avenue North                    512         2,924        3,436           347         1995            (r)
1905 W Country Road C                410         2,337        2,747           277         1993            (r)
2720 Arthur Street                   832         4,741        5,573           563         1995            (r)
10205 51st Avenue North              187         1,083        1,270           135         1990            (r)
4100 Peavey Road                     415         2,877        3,292           379         1988            (r)
11300 Hamshire Ave South             541         3,533        4,074           601         1983            (r)
375 Rivertown Drive                1,503         8,456        9,959           714         1996            (r)
5205 Highway 169                     739         3,149        3,888           422         1960            (r)
6451-6595 Citywest Parkway           538         3,721        4,259           581         1984            (r)
7100-7190 Shady Oak Rd (l)         1,149         6,787        7,936           713         1982            (r)
7500-7546 Washington Square          235         1,367        1,602           140         1975            (r)
7550-7558 Washington Square          157           905        1,062            92         1973            (r)
5240-5300 Valley Industrial Blvd S   371         2,784        3,155           272         1975            (r)
1565 First Avenue NW                 496         3,207        3,703           291         1978            (r)
7125 Northland Terrace               767         4,357        5,124           404         1996            (r)
6900 Shady Oak Road                  340         2,162        2,502           182         1980            (r)
6477-6525 City West Parkway          819         4,802        5,621           405         1984            (r)
1157 Valley Park Drive               888         4,412        5,300           218         1997            (r)
500-530 Kasota Avenue SE             432         2,762        3,194           189         1976            (r)
770-786 Kasota Avenue SE             347         2,027        2,374           150         1976            (r)
800 Kasota Avenue SE                 597         3,508        4,105           254         1976            (r)
2530-2570 Kasota Avenue              465         2,939        3,404           276         1976            (r)
504 Malcolm Ave SE                   936           253        1,189            58         1976            (r)
1150 Gateway Drive                   708         5,115        5,823             5         1999            (r)
5555 12th Avenue East              1,182         3,587        4,769            17         2000            (r)

NASHVILLE
---------
417 Harding Industrial Drive         763         6,048        6,811         1,491         1972            (r)
3099 Barry Drive                     421         2,418        2,839           258         1995            (r)
3150 Barry Drive                     980         5,583        6,563           596         1993            (r)
5599 Highway 31 West                 571         3,254        3,825           346         1995            (r)
1650 Elm Hill Pike                   332         1,965        2,297           173         1984            (r)
1821 Air Lane Drive                  151           936        1,087            75         1984            (r)
1102 Appleton Drive                  154           889        1,043            73         1984            (r)
1920 Air Lane Drive                  251         1,446        1,697           140         1985            (r)
1931 Air Lane Drive                  496         2,986        3,482           313         1984            (r)
470 Metroplex Drive (k)              626         4,688        5,314           402         1986            (r)
1150 Antiock Pike                    669         3,795        4,464           313         1987            (r)
1630 Corporate Place                 233         2,198        2,431            96         1999            (r)
4640 Cummings Park                   365         2,080        2,445            65         1986            (r)
211 Nesbitt North                    404         2,288        2,692            57         1983            (r)
211 Nesbitt South                    405         2,367        2,772            69         1983            (r)
211 Nesbitt West                     220         1,247        1,467            31         1985            (r)

NORTHERN NEW JERSEY
-------------------
60 Ethel Road West                   264         1,660        1,924           153         1982            (r)
70 Ethel Road West                   451         2,756        3,207           228         1979            (r)
140 Hanover Avenue                   469         2,944        3,413           396       1964/1988         (r)
601-629 Montrose Avenue N            512         3,262        3,774           290         1974            (r)
3 Marlen                              74           501          575            59         1981            (r)
5 Marlen                             121           691          812            60         1981            (r)
7 Marlen                             136           838          974            76         1982            (r)
8 Marlen                             235         1,347        1,582           104         1982            (r)
15 Marlen                             58           337          395            29         1982            (r)
17 Marlen                            110           654          764            59         1981            (r)
1 South Gold Drive                   112           637          749            55         1973            (r)
5 South Gold Drive                   113           652          765            62         1974            (r)
7 South Gold Drive                    36           221          257            23         1976            (r)
8 South Gold Drive                   109           660          769            56         1977            (r)
9 South Gold Drive                    65           384          449            39         1980            (r)
11 South Gold Drive                  192         1,097        1,289            96         1979            (r)
12 South Gold Drive                   89           558          647            47         1980            (r)
9 Princess Road                      234         1,346        1,580           125         1985            (r)
11 Princess Road                     516         3,019        3,535           278         1985            (r)
15 Princess Road                     247         1,602        1,849           253         1986            (r)



                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                           (b)          ACQUISITION OR
                                                                       INITIAL COST       COMPLETION
                                   LOCATION             (a)       ---------------------  AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES     LAND      BUILDINGS    PROVISION
----------------                 ------------      ------------     ----      ---------    ---------
17 Princess Road               Lawrenceville, NJ                     342          1,936           69
220 Hanover Avenue                Hanover, NJ                      1,361          7,715          601
244 Shefield Street            Mountainside, NJ                      201          1,141          291
30 Troy Road                      Hanover, NJ                        128            727          112
15 Leslie Court                   Hanover, NJ                        126            716           42
20 Leslie Court                   Hanover, NJ                         84            474           32
25 Leslie Court                   Hanover, NJ                        512          2,899          222
130 Algonquin Parkway             Hanover, NJ                        157            888           75
150 Algonquin Parkway             Hanover, NJ                         85            479          131
55 Locust Avenue                 Roseland, NJ                        535          3,034          182
31 West Forest Street    (k)     Englewood, NJ                       941          5,333          848
25 World's Fair Drive            Franklin, NJ                        285          1,616           83
14 World's Fair Drive            Franklin, NJ                        483          2,735          428
16 World's Fair Drive            Franklin, NJ                        174            988          191
18 World's Fair Drive            Franklin, NJ                        123            699           44
23 World's Fair Drive            Franklin, NJ                        134            758          108
12 World's Fair Drive            Franklin, NJ                        572          3,240          325
49 Napoleon Court                Franklin, NJ                        230          1,306           69
50 Napoleon Court                Franklin, NJ                        149            842           41
22 World's Fair Drive            Franklin, NJ                        364          2,064          280
26 World's Fair Drive            Franklin, NJ                        361          2,048          168
24 World's Fair Drive            Franklin, NJ                        347          1,968          267
12 Wright Way                     Oakland, NJ                        410          2,321          110
155 Pierce Street                Sumerset, NJ                          3             --        2,903
20 World's Fair Drive Lot 13     Sumerset, NJ                          9             --        1,816
10 New Maple Road               Pine Brook, NJ                     2,250         12,750          153
60 Chapin Road                  Pine Brook, NJ                     2,123         12,028          159
45 Route 46                     Pine Brook, NJ                       969          5,491          127
43 Route 46                     Pine Brook, NJ                       474          2,686           32
39 Route 46                     Pine Brook, NJ                       260          1,471           16
26 Chapin Road                  Pine Brook, NJ                       956          5,415           75
30 Chapin Road                  Pine Brook, NJ                       960          5,440           75
20 Hook Mountain Road           Pine Brook, NJ                     1,507          8,542          161
30 Hook Mountain Road           Pine Brook, NJ                       389          2,206           42
55 Route 46                     Pine Brook, NJ                       396          2,244           67
16 Chapin Rod                   Pine Brook, NJ                       885          5,015           96
20 Chapin Road                  Pine Brook, NJ                     1,134          6,426          123

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (k)   Jefferson, LA                        926          5,248          714
125 Mallard St                   St. Rose, LA         (f)            103            586          509
107 Mallard                      St. Rose, LA         (f)            142            805          119
125 James Drive West             St. Rose, LA         (f)            246          1,392          354
161 James Drive West             St. Rose, LA                        129            730          281
150 James Drive East             St. Rose, LA                        334          1,890          259
115 James Drive West             St. Rose, LA         (f)            163            922          124
100 James Drive                  St. Rose, LA         (f)            292          1,653          153
143 Mallard St                   St. Rose, LA         (f)            143            812          182
160 James Drive East             St. Rose, LA         (f)            102            580          503
190 James Drive East             St. Rose, LA         (f)            205          1,160          331
120 Mallard St                   St. Rose, LA         (f)            348          1,971          480
110 James Drive West             St. Rose, LA         (f)            143            812          316
150 Canvasback Dr                St. Rose, LA                        165            937           80
150 Teal Street                  St. Rose, LA                        387             --        2,100

PHOENIX
-------
4655 McDowell                     Phoenix, AZ                        800             --          297
1045 South Edward Drive            Tempe, AZ                         390          2,160           47

PORTLAND
--------
5687 International Way    (m)    Milwaukee, OR        (j)            430          2,385          188
5795 SW Jean Road         (l)   Lake Oswego, OR                      427          2,362          159
12130 NE Ainsworth Circle  (k)   Portland, OR                        523          2,898          167
5509 NW 122nd Ave        (k)     Milwaukee, OR        (i)            244          1,351           62
6105-6113 NE 92nd Avenue  (m)    Portland, OR                        884          4,891          613
8727 NE Marx Drive      (l)      Portland, OR                        580          3,210          430
3388 SE 20th St.                 Portland, OR                         73            405           43


                                 GROSS AMOUNT CARRIED
                              AT CLOSE OF PERIOD 12/31/00
                             -----------------------------         ACCUMULATED
                                      BUILDING AND                 DEPRECIATION   YEAR BUILT/      DEPRECIABLE
BUILDING ADDRESS             LAND     IMPROVEMENTS   TOTAL           12/31/00      RENOVATED       LIVES (YEARS)
----------------             ----     ------------   -----           --------      ---------       ------------
17 Princess Road              345            2,002   2,347               198         1986              (r)
220 Hanover Avenue          1,420            8,257   9,677               726         1987              (r)
244 Shefield Street           210            1,423   1,633               142      1965/1986            (r)
30 Troy Road                  134              833     967                74         1972              (r)
15 Leslie Court               132              752     884                66         1971              (r)
20 Leslie Court                88              502     590                44         1974              (r)
25 Leslie Court               526            3,107   3,633               269         1975              (r)
130 Algonquin Parkway         163              957   1,120                81         1973              (r)
150 Algonquin Parkway          89              606     695                46         1973              (r)
55 Locust Avenue              560            3,191   3,751               279         1980              (r)
31 West Forest Street         975            6,147   7,122               559         1978              (r)
25 World's Fair Drive         297            1,687   1,984               147         1986              (r)
14 World's Fair Drive         503            3,143   3,646               305         1980              (r)
16 World's Fair Drive         183            1,170   1,353                93         1981              (r)
18 World's Fair Drive         129              737     866                64         1982              (r)
23 World's Fair Drive         140              860   1,000                76         1982              (r)
12 World's Fair Drive         593            3,544   4,137               298         1981              (r)
49 Napoleon Court             238            1,367   1,605               106         1982              (r)
50 Napoleon Court             154              878   1,032                68         1982              (r)
22 World's Fair Drive         375            2,333   2,708               217         1983              (r)
26 World's Fair Drive         377            2,200   2,577               200         1984              (r)
24 World's Fair Drive         362            2,220   2,582               194         1984              (r)
12 Wright Way                 424            2,417   2,841               211         1981              (r)
155 Pierce Street             436            2,470   2,906               (26)        1999              (r)
20 World's Fair Drive Lot     274            1,551   1,825                 2         1999              (r)
10 New Maple Road           2,271           12,882  15,153                80      1973/1999            (r)
60 Chapin Road              2,142           12,168  14,310                76      1977/2000            (r)
45 Route 46                   978            5,609   6,587                35      1974/1987            (r)
43 Route 46                   478            2,714   3,192                17     1974/1987             (r)
39 Route 46                   262            1,485   1,747                 9        1970               (r)
26 Chapin Road                964            5,482   6,446                34        1983               (r)
30 Chapin Road                969            5,506   6,475                34        1983               (r)
20 Hook Mountain Road       1,534            8,676  10,210                54     1972/1984             (r)
30 Hook Mountain Road         396            2,241   2,637                14     1972/1987             (r)
55 Route 46                   403            2,304   2,707                14     1978/1994             (r)
16 Chapin Rod                 901            5,095   5,996                32        1987               (r)
20 Chapin Road              1,154            6,529   7,683                41        1987               (r)

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd   1,017            5,871   6,888               381        1986               (r)
125 Mallard St                134            1,064   1,198               135        1984               (r)
107 Mallard                   150              916   1,066                64        1985               (r)
125 James Drive West          289            1,703   1,992                97        1990               (r)
161 James Drive West          135            1,005   1,140               176        1986               (r)
150 James Drive East          344            2,139   2,483               162        1986               (r)
115 James Drive West          172            1,037   1,209                63        1986               (r)
100 James Drive               312            1,786   2,098               168        1980               (r)
143 Mallard St                156              981   1,137                59        1982               (r)
160 James Drive East          146            1,039   1,185               102        1981               (r)
190 James Drive East          243            1,453   1,696                85        1987               (r)
120 Mallard St                384            2,415   2,799               169        1981               (r)
110 James Drive West          161            1,110   1,271                92        1983               (r)
150 Canvasback Dr             176            1,006   1,182                62        1986               (r)
150 Teal Street               387            2,100   2,487                 8        1999               (r)

PHOENIX
-------
4655 McDowell                 840              257   1,097                 5        2000               (r)
1045 South Edward Drive       394            2,203   2,597                83        1976

PORTLAND
--------
5687 International Way (m)    440            2,563   3,003               168        1974               (r)
5795 SW Jean Road  (l)        435            2,513   2,948               159        1985               (r)
12130 NE Ainsworth Circle (k) 533            3,055   3,588               186        1986               (r)
5509 NW 122nd Ave  (k)        249            1,408   1,657                86        1995               (r)
6105-6113 NE 92nd Avenue (m)  957            5,431   6,388               309        1978               (r)
8727 NE Marx Drive   (l)      603            3,617   4,220               209        1987               (r)
3388 SE 20th St.               76              445     521                27        1981               (r)


                                                                                                COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                           (b)               ACQUISITION OR
                                                                       INITIAL COST           COMPLETION
                                   LOCATION           (a)           -------------------      AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES     LAND      BUILDINGS        PROVISION
----------------                 ------------      ------------     ----      ---------        ---------

5962-5964 NE 87th Ave            Portland, OR                         72            398           31
116 SE Yamhill                   Portland, OR                         38            208           22
9106 NE Marx Drive               Portland, OR                         40            223           72
11620 NE Ainsworth Circle        Portland, OR                        152            839           36
11824 NE Ainsworth Circle        Portland, OR                        166            916           52
12124 NE Ainsworth Circle        Portland, OR                        207          1,148           54
2715 SE Raymond                  Portland, OR                        159            880           53
1645 NE 72nd Ave                 Portland, OR                        116            641           41
1630 SE 8th Ave.                 Portland, OR                        140            775           29
9044 NE Marx Drive               Portland, OR                         83            459           36
2443 SE 4th Ave.                 Portland, OR                        157            870           47
711 SE Stark St.                 Portland, OR                         42            233           24
11632 NE Ainsworth Circle        Portland, OR                        799          4,422          945
14699 NE Airport Way             Portland, OR                        242          1,340           51

SALT LAKE
---------
2255 South 300 West   (p)      Salt Lake City, UT                    618          3,504          112
512 Lawndale Drive    (q)      Salt Lake City, UT                  2,779         15,749        1,660
1270 West 2320 South            West Valley, UT                      138            784           97
1275 West 2240 South            West Valley, UT                      395          2,241           94
1288 West 2240 South            West Valley, UT                      119            672           71
2235 South 1300 West            West Valley, UT                      198          1,120          187
1293 West 2200 South            West Valley, UT                      158            896          117
1279 West 2200 South            West Valley, UT                      198          1,120           55
1272 West 2240 South            West Valley, UT                      336          1,905           90
1149 West 2240 South            West Valley, UT                      217          1,232           58
1142 West 2320 South            West Valley, UT                      217          1,232          173
1152 West 2240 South            West Valley, UT                    2,067             --        3,957

SOUTHERN NEW JERSEY
---------------------
2-5 North Olnev Ave.            Cherry Hill, NJ                      284          1,524           48
2 Springdale Road               Cherry Hill, NJ                      127            701           19
4 Springdale Road  (k)          Cherry Hill, NJ                      335          1,853          484
6 Springdale Road               Cherry Hill, NJ                       99            547           23
8 Springdale Road               Cherry Hill, NJ                      259          1,436           68
12 Springdale Road              Cherry Hill, NJ                      279          1,545          375
1 Esterbrook Lane               Cherry Hill, NJ                       43            238            8
16 Springdale Road              Cherry Hill, NJ                      241          1,336           60
5 Esterbrook Lane               Cherry Hill, NJ                      241          1,336          206
2 Pin Oak Lane                  Cherry Hill, NJ                      317          1,757           79
6 Esterbrook Lane               Cherry Hill, NJ                      165            914           26
3 Computer Drive                Cherry Hill, NJ                      500          2,768          258
28 Springdale Road              Cherry Hill, NJ                      192          1,060           35
3 Esterbrook Lane               Cherry Hill, NJ                      199          1,102          261
4 Esterbrook Lane               Cherry Hill, NJ                      234          1,294           30
26 Springdale Road              Cherry Hill, NJ                      227          1,257           78
1 Keystone Ave.                 Cherry Hill, NJ                      227          1,223          381
1919 Springdale Road            Cherry Hill, NJ                      232          1,286           66
21 Olnev Ave.                   Cherry Hill, NJ                       69            380           20
19 Olnev Ave.                   Cherry Hill, NJ                      202          1,119          581
2 Keystone Ave.                 Cherry Hill, NJ                      216          1,194          273
18 Olnev Ave.                   Cherry Hill, NJ                      250          1,382           53
22 Springdale Road              Cherry Hill, NJ                      526          2,914          536
1998 Springdale Road            Cherry Hill, NJ                       17             96           39
55 Carnegie Drive               Cherry Hill, NJ                      550          3,047           72
57 Carnegie Drive               Cherry Hill, NJ                      739          4,109          107
111 Whittendale Drive           Morristown, NJ                       515          2,916           55

ST. LOUIS
---------
2121 Chapin Industrial Drive    Vinita Park, MO                      606          4,384        1,254
1200 Andes Boulevard             Olivette, MO                        246          1,412          128
2462-2470 Schuetz Road           St. Louis, MO                       174          1,004           --
10431-10449 Midwest
  Industrial Blvd.               Olivette, MO                        237          1,360          246
10751 Midwest
  Industrial Blvd.               Olivette, MO                        193          1,119           63
11652-11666 Fairgrove
  Industrial Blvd.               St. Louis, MO                       103            599          141
11674-11688 Fairgrove
  Industrial Blvd.               St. Louse, MO                       118            689           39
2337 Centerline Drive          Maryland Heights ,MO                  216          1,242          343

                                          GROSS AMOUNT CARRIED
                                       AT CLOSE OF PERIOD 12/31/00
                                       ---------------------------     ACCUMULATED
                                               BUILDING AND            DEPRECIATION    YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                     LAND     IMPROVEMENTS   TOTAL       12/31/00      RENOVATED       LIVES (YEARS)
----------------                     ----     ------------   -----       --------      ---------       ------------
5962-5964 NE 87th Ave
116 SE Yamhill                         75              426     501             25        1979             (r)
9106 NE Marx Drive                     40              228     268             13        1974             (r)
11620 NE Ainsworth Circle              43              292     335             16        1969             (r)
11824 NE Ainsworth Circle             156              871   1,027             52        1992             (r)
12124 NE Ainsworth Circle             170              964   1,134             57        1992             (r)
2715 SE Raymond                       212            1,197   1,409             72        1984             (r)
1645 NE 72nd Ave                      163              929   1,092             55        1971             (r)
1630 SE 8th Ave.                      120              678     798             40        1972             (r)
9044 NE Marx Drive                    144              800     944             48        1968             (r)
2443 SE 4th Ave.                       86              492     578             29        1986             (r)
711 SE Stark St.                      161              913   1,074             54        1964             (r)
11632 NE Ainsworth Circle              45              254     299             15        1972             (r)
14699 NE Airport Way                  928            5,238   6,166            282        1990             (r)
                                      248            1,385   1,633             83        1998             (r)
SALT LAKE
---------
2255 South 300 West   (p)
512 Lawndale Drive    (q)             612            3,622   4,234            287        1980             (r)
1270 West 2320 South                2,774           17,414  20,188          1,419        1981             (r)
1275 West 2240 South                  143              876   1,019             66        1986             (r)
1288 West 2240 South                  408            2,322   2,730            172        1986             (r)
2235 South 1300 West                  123              739     862             57        1986             (r)
1293 West 2200 South                  204            1,301   1,505             93        1986             (r)
1279 West 2200 South                  163            1,008   1,171             73        1986             (r)
1272 West 2240 South                  204            1,169   1,373             86        1986             (r)
1149 West 2240 South                  347            1,984   2,331            154        1986             (r)
1142 West 2320 South                  225            1,282   1,507             95        1986             (r)
1152 West 2240 South                  225            1,397   1,622            115        1987             (r)
                                    2,114            3,910   6,024             68        1999             (r)
SOUTHERN NEW JERSEY
---------------------
2-5 North Olnev Ave.
2 Springdale Road                     285            1,571   1,856            108        1963             (r)
4 Springdale Road  (k)                127              720     847             49        1968             (r)
6 Springdale Road                     336            2,336   2,672            145        1963             (r)
8 Springdale Road                      99              570     669             39        1964             (r)
12 Springdale Road                    260            1,503   1,763            102        1966             (r)
1 Esterbrook Lane                     280            1,919   2,199            136        1965             (r)
16 Springdale Road                     43              246     289             17        1965             (r)
5 Esterbrook Lane                     242            1,395   1,637             95        1967             (r)
2 Pin Oak Lane                        242            1,541   1,783             94        1966             (r)
6 Esterbrook Lane                     318            1,835   2,153            133        1968             (r)
3 Computer Drive                      166              939   1,105             64        1966             (r)
28 Springdale Road                    501            3,025   3,526            200        1966             (r)
3 Esterbrook Lane                     192            1,095   1,287             75        1967             (r)
4 Esterbrook Lane                     200            1,362   1,562             93        1968             (r)
26 Springdale Road                    234            1,324   1,558             91        1969             (r)
1 Keystone Ave.                       228            1,334   1,562             89        1968             (r)
1919 Springdale Road                  222            1,609   1,831             91        1969             (r)
21 Olnev Ave.                         233            1,351   1,584             91        1970             (r)
19 Olnev Ave.                          69              400     469             27        1969             (r)
2 Keystone Ave.                       203            1,699   1,902             84        1971             (r)
18 Olnev Ave.                         216            1,467   1,683             90        1966             (r)
22 Springdale Road                    250            1,435   1,685             98        1974             (r)
1998 Springdale Road                  527            3,449   3,976            284        1977             (r)
55 Carnegie Drive                      18              134     152             34        1971             (r)
57 Carnegie Drive                     552            3,117   3,669            214        1988             (r)
111 Whittendale Drive                 741            4,214   4,955            291        1987             (r)
                                      522            2,964   3,486             74      1991/96            (r)
ST. LOUIS
---------
2121 Chapin Industrial Drive
1200 Andes Boulevard                  614            5,630   6,244          5,573      1969/87            (r)
2462-2470 Schuetz Road                319            1,467   1,786            235        1967             (r)
10431-10449 Midwest                   174            1,004   1,178            163        1965             (r)
  Industrial Blvd.
10751 Midwest                         237            1,606   1,843            265        1967             (r)
  Industrial Blvd.
11652-11666 Fairgrove                 194            1,181   1,375            187        1965             (r)
  Industrial Blvd.
11674-11688 Fairgrove                 103              740     843            125        1966             (r)
  Industrial Blvd.
2337 Centerline Drive                 119              727     846            128        1967             (r)
                                      216            1,585   1,801            232        1967             (r)

                                      S-13

                                                                                   COSTS
                                                                                CAPITALIZED
                                                                               SUBSEQUENT TO     GROSS AMOUNT CARRIED AT CLOSE
                                                                 (b)          ACQUISITION OR           OF PERIOD 12/31/00
                                                             INITIAL COST       COMPLETION      --------------------------------
                               LOCATION        (a)        ------------------   AND VALUATION            BUILDING AND
BUILDING ADDRESS             (CITY/STATE)  ENCUMBRANCES   LAND     BUILDINGS     PROVISION      LAND    IMPROVEMENTS      TOTAL
----------------             ------------  ------------   ----     ---------   -------------    ----    ------------    --------
6951 N Hanley(k)              Hazelwood, MO                405       2,295         1,722           419       4,003          4,422
4560 Anglum Road              Hazelwood, MO                150         849           205           161       1,043          1,204
2760 South 1st Street         St. Louis, MO                800           -         4,720           822       4,698          5,520

TAMPA
-----
6614 Adamo Drive                Tampa, FL                  177       1,005            54           181       1,055          1,236
202 Kelsey                      Tampa, FL                  602       3,409           249           619       3,641          4,260
6202 Benjamin Road              Tampa, FL                  203       1,151           147           211       1,290          1,501
6204 Benjamin Road              Tampa, FL                  432       2,445           233           454       2,656          3,110
6206 Benjamin Road              Tampa, FL                  397       2,251           187           416       2,419          2,835
6302 Benjamin Road              Tampa, FL                  214       1,212           127           224       1,329          1,553
6304 Benjamin Road              Tampa, FL                  201       1,138           154           209       1,284          1,493
6306 Benjamin Road              Tampa, FL                  257       1,457           373           269       1,818          2,087
6308 Benjamin Road              Tampa, FL                  345       1,958           167           362       2,108          2,470
5313 Johns Road                 Tampa, FL                  204       1,159            75           213       1,225          1,438
5602 Thompson Center Court      Tampa, FL                  115         652           111           120         758            878
5411 Johns Road                 Tampa, FL                  230       1,304           162           241       1,455          1,696
5525 Johns Road                 Tampa, FL                  192       1,086            65           200       1,143          1,343
5607 Johns Road                 Tampa, FL                  102         579            56           110         627            737
5709 Johns Road                 Tampa, FL                  192       1,086            67           200       1,145          1,345
5711 Johns Road                 Tampa, FL                  243       1,376           161           255       1,525          1,780
4410 E Adamo Drive              Tampa, FL                  523       2,962           254           550       3,189          3,739
4420 E Adamo Drive              Tampa, FL                  127         718            95           134         806            940
4430 E Adamo Drive              Tampa, FL                  333       1,885           407           346       2,279          2,625
4440 E Adamo Drive              Tampa, FL                  348       1,975           133           362       2,094          2,456
4450 E Adamo Drive              Tampa, FL                  253       1,436           116           266       1,539          1,805
5453 W Waters Avenue            Tampa, FL                   71         402            80            82         471            553
5455 W Waters Avenue            Tampa, FL                  307       1,742           170           326       1,893          2,219
5553 W Waters Avenue            Tampa, FL                  307       1,742           188           326       1,911          2,237
5501 W Waters Avenue            Tampa, FL                  154         871            77           162         940          1,102
5503 W Waters Avenue            Tampa, FL                   71         402            32            75         430            505
5555 W Waters Avenue            Tampa, FL                  213       1,206            74           221       1,272          1,493
5557 W Waters Avenue            Tampa, FL                   59         335            27            62         359            421
5903 Johns Road                 Tampa, FL                   88         497            69            93         561            654
4107 N Himes Avenue             Tampa, FL                  568       3,220           189           590       3,387          3,977
5461 W. Waters Ave              Tampa, FL                  261           -         1,154           265       1,150          1,415
10040 18th Street North         Tampa, FL                  653           -         2,742           700       2,695          3,395
5471 W. Waters                  Tampa, FL                  572         798            89           574         885          1,459
5505 Johns Road #7              Tampa, FL                  228           -         1,359           228       1,359          1,587
8110 Anderson Road              Tampa, FL                  644           -         3,439           684       3,399          4,083
8130 Anderson Road              Tampa, FL                  466           -         2,431           495       2,402          2,897
5481 W. Waters Avenue           Tampa, FL                  558           -         2,431           561       2,428          2,989
5483 W. Waters Avenue           Tampa, FL                  457           -         2,048           459       2,046          2,505
6702-6712 Benjamin Road(o)      Tampa, FL                  639       3,536           331           649       3,857          4,506
5905 Breckenridge Parkway       Tampa, FL                  189       1,070            15           191       1,083          1,274
5907 Breckenridge Parkway       Tampa, FL                   61         345             3            61         348            409
5909 Breckenridge Parkway       Tampa, FL                  173         980             9           174         988          1,162
5911 Breckenridge Parkway       Tampa, FL                  308       1,747            17           311       1,761          2,072
5910 Breckenridge Parkway       Tampa, FL                  436       2,472            24           440       2,492          2,932
5912 Breckenridge Parkway       Tampa, FL                  460       2,607            25           464       2,628          3,092

OTHER
-----
2800 Airport Road(n)           Denton, TX                  369       1,935         1,572           490       3,386          3,876
3501 Maple Street              Abilene, TX                  67       1,057           941           260       1,805          2,065
4200 West Harry Street(l)      Wichita, KS                 193       2,224         1,751           528       3,640          4,168
Industrial Park No. 2       West Lebanon, NH               723       5,208           175           776       5,330          6,106
2675 Valley View Drive       Shreveport, LA                144           -         5,210           259       5,095          5,354
6601 S. 33rd Street            McAllen, TX                 231       1,276            30           233       1,304          1,537

DEVELOPMENTS/REDEVELOPMENTS/VACANT LAND                 64,974       3,452         7,644        63,063      13,007         76,070
                                                      --------  ----------      --------      --------  ----------     ----------
                                                      $357,497  $1,483,040      $352,691      $369,135  $1,824,093     $2,193,228(t)
                                                      ========  ==========      ========      ========  ==========     ==========
                                                          ACCUMULATED
                                                         DEPRECIATION    YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                                           12/31/00      RENOVATED        LIVES (YEARS)
----------------                                         -------------   ----------       ------------
6951 N Hanley(k)                                               609            1965                (r)
4560 Anglum Road                                               143            1970                (r)
2760 South 1st Street                                          257            1997                (r)

TAMPA
-----
6614 Adamo Drive                                                83            1967                (r)
202 Kelsey                                                     275            1989                (r)
6202 Benjamin Road                                             100            1981                (r)
6204 Benjamin Road                                             217            1982                (r)
6206 Benjamin Road                                             189            1983                (r)
6302 Benjamin Road                                             117            1983                (r)
6304 Benjamin Road                                             132            1984                (r)
6306 Benjamin Road                                             153            1984                (r)
6308 Benjamin Road                                             165            1984                (r)
5313 Johns Road                                                 94            1991                (r)
5602 Thompson Center Court                                      55            1972                (r)
5411 Johns Road                                                110            1997                (r)
5525 Johns Road                                                 88            1993                (r)
5607 Johns Road                                                 49            1991                (r)
5709 Johns Road                                                 88            1990                (r)
5711 Johns Road                                                147            1990                (r)
4410 E Adamo Drive                                             245            1990                (r)
4420 E Adamo Drive                                              66            1990                (r)
4430 E Adamo Drive                                             204            1987                (r)
4440 E Adamo Drive                                             161            1988                (r)
4450 E Adamo Drive                                             137            1969                (r)
5453 W Waters Avenue                                            36            1987                (r)
5455 W Waters Avenue                                           156            1987                (r)
5553 W Waters Avenue                                           150            1987                (r)
5501 W Waters Avenue                                            74            1990                (r)
5503 W Waters Avenue                                            34            1990                (r)
5555 W Waters Avenue                                            99            1990                (r)
5557 W Waters Avenue                                            28            1990                (r)
5903 Johns Road                                                 44            1987                (r)
4107 N Himes Avenue                                            265            1990                (r)
5461 W. Waters Ave                                              57            1998                (r)
10040 18th Street North                                         67            1999                (r)
5471 W. Waters                                                   7            1999                (r)
5505 Johns Road #7                                              48            1999                (r)
8110 Anderson Road                                               1            1999                (r)
8130 Anderson Road                                               -            1999                (r)
5481 W. Waters Avenue                                           45            1999                (r)
5483 W. Waters Avenue                                           45            1999                (r)
6702-6712 Benjamin Road(o)                                     112            1982                (r)
5905 Breckenridge Parkway                                        2            1982                (r)
5907 Breckenridge Parkway                                        1            1982                (r)
5909 Breckenridge Parkway                                        2            1982                (r)
5911 Breckenridge Parkway                                        4            1982                (r)
5910 Breckenridge Parkway                                        5            1982                (r)
5912 Breckenridge Parkway                                        5            1982                (r)

OTHER
-----

2800 Airport Road(n)                                         1,423            1965                (r)
3501 Maple Street                                              752            1980                (r)
4200 West Harry Street(l)                                    1,520            1972                (r)
Industrial Park No. 2                                        2,225            1968                (r)
2675 Valley View Drive                                         221            1997                (r)
6601 S. 33rd Street                                             49            1975                (r)

DEVELOPMENTS/REDEVELOPMENTS/VACANT LAND                        373             (s)
                                                        ----------
                                                        $  202,786
                                                        ==========

NOTES:
(a) See description of encumbrances in Note 6 to Notes to Consolidated Financial statements.
(b) Initial cost for each respective property is total acquisition costs associated with its purchase.
(c)  These properties collateralize the CIGNA Loan.
(d)  These properties collateralize the Assumed Loans.
(e)  This property collateralizes the Acquisition Mortgage Loan I.
(f)  These properties collateralize the Acquisition Mortgage Loan II.
(g)  These properties collateralize the Acquisition Mortgage Loan III.
(h)  This property collateralizes the Acquisition Mortgage Loan IV.
(i)  This property collateralizes the Acquisition Mortgage Loan VI.
(j)  This property collateralizes the Acquisition Mortgage Loan VII.
(k)  Comprised of two properties.
(l)  Comprised of three properties.
(m)  Comprised of four properties.
(n)  Comprised of five properties.
(o)  Comprised of six properties.
(p)  Comprised of seven properties.
(q)  Comprised of 29 properties.
(r)  Depreciation is computed based upon the following estimated lives:
          Buildings, Improvements                           31.5 to 40 years
          Tenant Improvements, Leasehold Improvements       Life of lease
          Furniture, Fixtures and Equipment                 5 to 10 years

(s) These properties represent vacant land, developments and redevelopments that have not been placed in service.
(t) Excludes $33,913 of Construction in Progress and $1,353 of Furniture, Fixtures and Equipment.
(u) During 2000, the Consolidated Operating Partnership recognized a valuation provision of $2,169 on these properties.


     At December 31, 2000, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $1.9 billion excluding construction in progress.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


The changes in total real estate assets for the three years ended
December 31, 2000 are as follows:


                                                                       2000                1999                1998
                                                                     --------            --------            --------

Balance, Beginning of Year........................................  $2,131,434          $2,133,465          $1,201,060
Transfer of Assets Between the Operating Partnership and the
 Other Real Estate Partnerships...................................          --             (11,690)            457,528
Acquisitions, Construction Costs and Improvements.................     473,090             160,588             548,796
Disposition of Assets.............................................    (373,861)           (150,929)            (73,919)
Valuation Provision...............................................      (2,169)                 --                  --
                                                                    -----------         -----------         -----------
Balance, End of Year..............................................  $2,228,494          $2,131,434          $2,133,465
                                                                    ===========         ===========         ===========

The changes in accumulated depreciation for the three years ended
December 31, 2000 are as follows:



                                                                       2000                1999                1998
                                                                     --------            --------            --------

Balance, Beginning of Year.......................................   $  179,293          $  145,435          $   22,319
Transfer of Assets Between the Operating Partnership and the
 Other Real Estate Partnerships..................................           --              (1,303)         $   75,338
Depreciation for Year............................................       49,496              52,494              48,889
Disposition of Assets............................................      (26,003)            (17,333)             (1,111)
                                                                    -----------         -----------         -----------
Balance, End of Year.............................................   $  202,786          $  179,293          $  145,435
                                                                    ===========         ===========         ===========