Form 10-Q
period 2001-03-31
FIRST INDUSTRIAL LP
filed 2001-05-15
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001

                                      INDEX


PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                                                                                             PAGE
                                                                                             ----
     Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 .............       2

     Consolidated Statements of Operations for the Three Months Ended March 31,
     2001 and March 31, 2000 ............................................................       3

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
     and March 31, 2000 .................................................................       4

     Notes to Consolidated Financial Statements .........................................    5-15


 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................................   16-23

 Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................      24


PART II:  OTHER INFORMATION

 Item 1.  Legal Proceedings .............................................................      25
 Item 2.  Changes in Securities .........................................................      25
 Item 3.  Defaults Upon Senior Securities ...............................................      25
 Item 4.  Submission of Matters to a Vote of Security Holders ...........................      25
 Item 5.  Other Information .............................................................      25
 Item 6.  Exhibits and Reports on Forms 8-K and 8-K/A ...................................      25



SIGNATURE ...............................................................................      26


EXHIBIT INDEX ...........................................................................      27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  March 31,     December 31,
                                                                                     2001          2000
                                                                                ------------    -----------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ....................................................................  $   346,086    $   341,746
      Buildings and Improvements ..............................................    1,646,617      1,643,540
      Furniture, Fixtures and Equipment .......................................        1,249          1,353
      Construction in Progress ................................................       49,762         33,913
      Less: Accumulated Depreciation ..........................................     (188,198)      (182,480)
                                                                                 -----------    -----------
              Net Investment in Real Estate ...................................    1,855,516      1,838,072

   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $24,978 ..................................................      203,896        190,379
   Investments in and Advances to Other Real Estate Partnerships ..............      382,256        381,231
   Cash and Cash Equivalents ..................................................        9,406          3,644
   Restricted Cash ............................................................        3,025         23,027
   Tenant Accounts Receivable, Net ............................................        9,817          8,857
   Investments in Joint Ventures ..............................................        5,907          6,158
   Deferred Rent Receivable ...................................................       11,051         10,887
   Deferred Financing Costs, Net ..............................................       12,013         10,543
   Prepaid Expenses and Other Assets, Net .....................................       49,203         66,609
                                                                                 -----------    -----------
              Total Assets ....................................................  $ 2,542,090    $ 2,539,407
                                                                                 ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ................................................  $    59,755    $    61,242
   Senior Unsecured Debt, Net .................................................    1,148,200        948,781
   Acquisition Facility Payable ...............................................        9,300        170,000
   Accounts Payable and Accrued Expenses ......................................       63,084         94,448
   Rents Received in Advance and Security Deposits ............................       19,940         17,593
   Distributions Payable ......................................................       37,768         37,512
                                                                                 -----------    -----------
              Total Liabilities ...............................................    1,338,047      1,329,576
                                                                                 -----------    -----------

Commitments and Contingencies .................................................         --             --

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at March 31, 2001 and December 31, 2000.)....................      336,990        336,990
    General Partner Units (39,286,641 and 38,844,086 units issued and
      outstanding at March 31, 2001 and December 31, 2000, respectively.)......      708,530        697,864
    Unamoritized Value of General Partnership Restricted Units ................      (10,256)        (8,812)
    Limited Partners' Units (7,173,515 and 7,223,859 units issued and
      outstanding at March 31, 2001 and December 31, 2000, respectively.)......      182,631        183,406
    Amortization of Stock Based Compensation ..................................          744            383
    Accumulated Other Comprehensive Loss ......................................      (14,596)          --
                                                                                 -----------    -----------
              Total Partners' Capital .......................................      1,204,043      1,209,831
                                                                                 -----------    -----------
              Total Liabilities and Partners' Capital .......................    $ 2,542,090    $ 2,539,407
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                                   Three  Months              Three Months
                                                                                       Ended                      Ended
                                                                                   March 31, 2001            March 31, 2000
                                                                                   --------------            --------------
Revenues:
   Rental Income ..............................................................      $ 62,008                    $ 62,387
   Tenant Recoveries and Other Income .........................................        20,928                      17,380
                                                                                     --------                    --------
          Total Revenues ......................................................        82,936                      79,767
                                                                                     --------                    --------

Expenses:
   Real Estate Taxes ..........................................................        12,986                      13,347
   Repairs and Maintenance ....................................................         5,088                       3,981
   Property Management ........................................................         2,972                       2,825
   Utilities ..................................................................         2,811                       2,006
   Insurance ..................................................................           505                         151
   Other ......................................................................         1,027                       1,202
   General and Administrative .................................................         4,318                       3,554
   Interest Expense ...........................................................        20,460                      19,026
   Amortization of Deferred Financing Costs ...................................           425                         412
   Depreciation and Other Amortization ........................................        14,367                      14,884
                                                                                     --------                    --------
              Total Expenses ..................................................        64,959                      61,388
                                                                                     --------                    --------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ................        17,977                      18,379
Equity in Income of Other Real Estate Partnerships ............................         9,295                       6,808
Equity in Income of Joint Ventures ............................................           186                          31
                                                                                     --------                    --------
Income from Operations ........................................................        27,458                      25,218
Gain on Sale of Real Estate ...................................................        11,919                       5,888
                                                                                     --------                    --------
Net Income ....................................................................        39,377                      31,106
Less:  Preferred Unit Distributions ...........................................        (7,231)                     (7,231)
                                                                                     --------                    --------
Net Income Available to Unitholders ...........................................      $ 32,146                    $ 23,875
                                                                                     ========                    ========


Net Income Available to Unitholders per Weighted Average Unit Outstanding:
           Basic ..............................................................      $    .70                    $    .52
                                                                                     ========                    ========
           Diluted ............................................................      $    .69                    $    .52
                                                                                     ========                    ========


Net Income ....................................................................      $ 39,377                    $ 31,106
Other Comprehensive Income (Loss):
           Cumulative Transition Adjustment ...................................       (14,920)                       --
           Settlement of Interest Rate Protection Agreement ...................           371                        --
           Mark-to-Market of Interest Rate Protection Agreement ...............          (137)                       --
           Amortization of Interest Rate Protection Agreements ................            90                        --
                                                                                     --------                    --------
Comprehensive Income ..........................................................      $ 24,781                    $ 31,106
                                                                                     ========                    ========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months Ended         Three Months Ended
                                                                       March 31, 2001             March 31, 2000
                                                                    -----------------          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ....................................................      $  39,377                   $  31,106
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation .................................................         12,346                      13,306
    Amortization of Deferred Financing Costs .....................            425                         412
    Other Amortization ...........................................          3,508                       1,825
    Provision for Bad Debts ......................................           --                            50
    Equity in Income of Joint Ventures ...........................           (186)                        (31)
    Distributions from Joint Ventures ............................            186                          31
    Gain on Sale of Real Estate ..................................        (11,919)                     (5,888)
    Equity in Income of Other Real Estate Partnerships ...........         (9,295)                     (6,808)
    Distributions from Investment in Other Real Estate
         Partnerships ............................................          9,295                       6,808
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ..........................         (4,257)                    (11,864)
    Increase in Deferred Rent Receivable .........................           (404)                       (318)
    (Decrease) Increase in Accounts Payable and Accrued
         Expenses and Rents Received  in Advance and Security
         Deposits ................................................        (23,016)                     10,445
                                                                        ---------                   ---------
          Net Cash Provided by Operating Activities ..............         16,060                      39,074
                                                                        ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate ......        (83,805)                    (44,610)
    Net Proceeds from Sales of Investment in Real Estate .........         50,112                      52,783
    Investments in and Advances to Other Real Estate
         Partnerships ............................................         (7,933)                    (26,722)
    Distributions from Other Real Estate Partnerships ............          6,908                         833
    Distributions from Joint Ventures ............................            251                         206
    Repayment of Mortgage Loans Receivable .......................          2,885                         216
    Decrease (Increase) in Restricted Cash .......................         20,002                      (4,496)
                                                                        ---------                   ---------
          Net Cash Used in Investing Activities ..................        (11,580)                    (21,790)
                                                                        ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions ............................................          5,060                         996
   Unit Distributions ............................................        (30,275)                    (28,164)
   Repurchase of Restricted Units ................................         (1,588)
   Preferred Unit Distributions ..................................         (7,231)                     (7,231)
   Repayments on Mortgage Loans Payable ..........................         (1,478)                       (418)
   Proceeds from Senior Unsecured Debt ...........................        199,390                        --
   Proceeds from Acquisition Facilities Payable ..................         99,300                      51,700
   Repayments on Acquisition Facilities Payable ..................       (260,000)                    (33,200)
   Cost of Debt Issuance .........................................         (1,896)                       (163)
                                                                        ---------                   ---------
          Net Cash Provided by (Used in) Financing Activities ....          1,282                     (16,480)
                                                                        ---------                   ---------
   Net Increase in Cash and Cash Equivalents .....................          5,762                         804
   Cash and Cash Equivalents, Beginning of Period ................          3,644                          22
                                                                        ---------                   ---------
   Cash and Cash Equivalents, End of Period ......................      $   9,406                   $     826
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

1.     ORGANIZATION AND FORMATION OF PARTNERSHIP


       First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at March 31, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.7% interest in the Operating Partnership at March 31, 2001.

       The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc. (f/k/a FR Development Services, Inc.), and holds at least a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture").

       The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. First Industrial Securities Corporation, the general partner of one of the Other Real Estate Partnerships (First Industrial Securities, L.P.), also owns a preferred limited partnership interest in First Industrial Securities, L.P. which entitles it to receive a fixed quarterly distribution, and results in it being allocated income in the same amount, equal to the fixed quarterly dividend the Company pays on its 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

       The consolidated financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. As of March 31, 2001, the Consolidated Operating Partnership owned 856 in-service properties containing an aggregate of approximately 54.9 million square feet of gross leasable area ("GLA"). On a combined basis, as of March 31, 2001, the Other Real Estate Partnerships owned 112 in-service properties containing an aggregate of approximately 13.3 million square feet of GLA.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 2000 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2000 audited financial statements included in the Operating Partnership's 2000 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

       In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2001 and 2000. Actual results could differ from those estimates.

       In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2001 and the results of its operations and its cash flows for each of the three months ended March 31, 2001 and 2000.

Tenant Accounts Receivable, Net:

       The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of March 31, 2001 and December 31, 2000.

Recent Accounting Pronouncements

       On January 1, 2001, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


       In conjunction with prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Consolidated Operating Partnership, through the Operating Partnership, derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of $14,920. The Consolidated Operating Partnership, through the Operating Partnership, will amortize approximately $244 into net income as an adjustment to interest expense in the next twelve months relating to these interest rate protection agreements.

       In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes (as defined in footnote 5), the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement and received $371, which is shown in other comprehensive income. The Consolidated Operating Partnership, through the Operating Partnership, is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes (as defined in footnote 5). The Consolidated Operating Partnership, through the Operating Partnership, will amortize approximately $37 into net income as an adjustment to interest expense in the next twelve months relating to this interest rate protection agreement.

       In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. (as defined in footnote 5) in April 2001, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement for a payment of $562 which will be recognized as a component of the extraordinary loss the Consolidated Operating Partnership, through the Operating Partnership, will recognize in April 2001 relating to the retirement of the 2011 Drs. (as defined in footnote 5). At March 31, 2001, the Consolidated Operating Partnership, through the Operating Partnership, marked-to-market this interest rate protection agreement and recognized $137 of an expense in other comprehensive income.

     The following is a rollforward of the accumulated other comprehensive income balance relating to these derivative transactions:

            Balance at December 31, 2000.........................  $      --
                 Cumulative Transition Adjustment................    (14,920)
                 Settlement of Interest Rate Protection
                     Agreement...................................        371
                 Mark-to-Market of Interest Rate Protection
                     Agreement...................................       (137)
                 Amortization of Interest Rate Protection
                     Agreements..................................         90
                                                                   ---------
            Balance at March 31, 2001............................  $ (14,596)
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

       Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:


                                                                March 31,  December 31,
                                                                  2001         2000
                                                                --------   ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net ......................   $380,893      $383,021
        Real Estate Held for Sale, Net ......................     66,573        46,043
        Other Assets, Net ...................................     42,333        40,218
                                                                --------      --------
                Total Assets ................................   $489,799      $469,282
                                                                ========      ========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable .............................   $ 41,177      $ 41,333
        Other Liabilities ...................................     60,364        40,714
                                                                --------      --------
                 Total Liabilities ..........................    101,541        82,047
                                                                --------      --------
        Partners' Capital ...................................    388,258       387,235
                                                                --------      --------
                 Total Liabilities and Partners' Capital ....   $489,799      $469,282
                                                                ========      ========


Condensed Combined Statements of Operations:

                                                 Three Months Ended
                                                ---------------------
                                                March 31,   March 31,
                                                  2001        2000
                                                --------    --------

Total Revenues ..............................   $ 16,387    $ 15,360
Property Expenses ...........................     (4,244)     (3,908)
General and Administrative ..................       --           (69)
Interest Expense ............................       (742)       (759)
Amortization of Deferred Financing Costs ....        (17)        (16)
Depreciation and Other Amortization .........     (2,987)     (2,737)
Gain (Loss) on Sales of Real Estate .........      1,957         (14)
                                                --------    --------
Net Income ..................................   $ 10,354    $  7,857
                                                ========    ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

4.     INVESTMENTS IN JOINT VENTURES

       During the three months ended March 31, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $619 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received distributions of approximately $420 and $17 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of March 31, 2001, the September 1998 Joint Venture owned 135 industrial properties comprising approximately 6.9 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA. On or after October 2000, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this option.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Senior Unsecured Debt, Net

       On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). On April 5, 2001 the Consolidated Operating Partnership paid off and retired the 2011 Drs. for a payment of approximately $105,569. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Company will record an extraordinary loss of approximately $7 million in the second quarter of 2001 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the settlement of the interest rate protection agreement, legal costs and other expenses.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

       The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and acquisition facility payable:


                                                                                                           INTEREST
                                           OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT       RATE AT
                                         ---------------------------      ---------------------------      ---------
                                          MARCH 31,     DECEMBER 31,        MARCH 31,    DECEMBER 31,      MARCH 31,    MATURITY
                                           2001             2000              2001          2000              2001        DATE
                                         ----------     ------------      -----------    ------------      ---------   ----------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan ..........................    $   33,772      $   33,952        $    211        $   212           7.500%      4/01/03
Assumed Loans .......................         6,903           7,995            --             --             9.250%      1/01/13
LB Mortgage Loan  II ................           705             705               5              5           8.000%           (1)
Acquisition Mortgage Loan I .........         3,216           3,294            --             --             8.500%      8/01/08
Acquisition Mortgage Loan II.........         7,380           7,432            --             --             7.750%      4/01/06
Acquisition Mortgage Loan III........         3,178           3,214            --             --             8.875%      6/01/03
Acquisition Mortgage Loan IV.........         2,341           2,364            --               17           8.950%     10/01/06
Acquisition Mortgage Loan VI.........           948(2)          957(2)         --             --             8.875%     11/01/06
Acquisition Mortgage Loan VII........         1,312(2)        1,329(2)         --             --             9.750%      3/15/02
                                         ----------      ----------        --------        -------
Total ...............................    $   59,755      $   61,242        $    216        $   234
                                         ==========      ==========        ========        =======

SENIOR UNSECURED DEBT, NET
2005 Notes ..........................    $   50,000      $   50,000        $  1,246        $   383           6.900%     11/21/05
2006 Notes ..........................       150,000         150,000           3,500            875           7.000%     12/01/06
2007 Notes ..........................       149,968(3)      149,966(3)        4,307          1,457           7.600%      5/15/07
2011 PATS ...........................        99,528(3)       99,517(3)        2,786            942           7.375%      5/15/11(4)
2017 Notes ..........................        99,840(3)       99,838(3)        2,500            625           7.500%     12/01/17
2027 Notes ..........................        99,873(3)       99,872(3)        2,701            914           7.150%      5/15/27(5)
2028 Notes ..........................       199,785(3)      199,783(3)        3,209          7,009           7.600%      7/15/28
2011 Drs ............................        99,810(3)       99,805(3)        3,178          1,553           6.500%      4/05/11(6)
2011 Notes ..........................       199,396(3)         --               492             --           7.375%      3/15/11
                                         ----------      ----------        --------        -------
Total ...............................    $1,148,200      $  948,781        $ 23,919        $13,758
                                         ==========      ==========        ========        =======

ACQUISITION FACILITY PAYABLE
2000 Unsecured Acquisition
   Facility .........................    $    9,300      $  170,000        $    990        $ 1,359           6.100%      6/30/03
                                         ==========      ==========        ========        =======

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At March 31, 2001, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $47 and $28, respectively. At December 31, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $49 and $35, respectively.
(3)  At March 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes, 2011 Drs. and the 2011 Notes are net of unamortized discounts of $32, $472, $160, $127, $215, $190 and $604, respectively. At December 31,
     2000, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6)  The Operating Partnership paid off and retired the 2011 Drs. on April 5,
     2001.

       The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                         Amount
                                      -----------
         Remainder of 2001            $   101,541
         2002                               3,428
         2003                              45,945
         2004                               1,443
         2005                              51,575
         Thereafter                     1,014,343
                                      -----------
         Total                        $ 1,218,275
                                      ===========

       The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

6.     PARTNERS' CAPITAL

       The Operating Partnership has issued general partnership units, limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties. Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, par value $.01, of the Company on a one - for - one basis or cash at the option of the Company. The preferred general partnership units resulted from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

       During the three months ended March 31, 2001, the Company awarded 93,850 shares of restricted common stock to certain employees and 814 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3,026 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

       During the three months ended March 31, 2001, the Company issued 960,900 non-qualified employee stock options to certain officers and employees. These non-qualified employee stock options vest over three years, have a strike price of $33.125 per share and expire ten years from the date of grant.

       During the three months ended March 31, 2001, certain employees exercised 189,485 non-qualified employee stock options. Gross proceeds to the Company were approximately $5.1 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 189,485 Units to the Company in the same amount.

Distributions:

       On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30,275.

       On January 2, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on January 2, 2001 totaled, in the aggregate, approximately $7,231.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

7.     ACQUISITION AND DEVELOPMENT OF REAL ESTATE

       During the three months ended March 31, 2001, the Consolidated Operating Partnership acquired 18 industrial properties comprising approximately .8 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $43,596 excluding costs incurred in conjunction with the acquisition of the properties and the land parcels. The Consolidated Operating Partnership also completed the development of one industrial property comprising approximately .1 million square feet of GLA at a cost of approximately $2.7 million.

8.     SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

       During the three months ended March 31, 2001, the Consolidated Operating Partnership sold 22 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $54,633. The gain on sales of real estate was approximately $11,919.

       The Consolidated Operating Partnership has an active sales program through which it is continually engaged in evaluating its current portfolio for potential sales candidates in order to redeploy capital. At March 31, 2001, the Consolidated Operating Partnership had 93 industrial properties comprising approximately 7.7 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

       The following table discloses certain information regarding the 93 industrial properties held for sale by the Consolidated Operating Partnership.


                                             THREE MONTHS ENDED
                                                MARCH 31,
                                            -------------------
                                              2001       2000
                                            -------    -------
          Total Revenues                    $ 8,761    $ 8,269

          Operating Expenses                 (2,638)    (2,449)

          Depreciation and Amortization        (280)    (1,540)
                                            -------    -------
          Net Income                        $ 5,843    $ 4,280
                                            =======    =======

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)


9.     SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:


                                                                     Three Months Ended
                                                                    ---------------------
                                                                     March 31,  March 31,
                                                                      2001        2000
                                                                    --------    --------
   Interest paid, net of capitalized interest ...................   $ 10,686    $  9,280
                                                                    ========    ========
   Interest capitalized .........................................   $  1,973    $  1,376
                                                                    ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Distribution payable on Units ................................   $ 30,537    $ 28,462
                                                                    ========    ========
   Distribution payable on Preferred Units ......................   $  7,231    $   --
                                                                    ========    ========

EXCHANGE OF LIMITED PARTNERSHIP UNITS FOR GENERAL PARTNERSHIP
UNITS:
   Limited Partnership Units ....................................     (2,512)       --
   General Partnership Units ....................................      2,512        --
                                                                    --------    --------
                                                                         --         --
                                                                    ========    ========

ISSUANCE OF UNITS IN EXCHANGE FOR PROPERTY ......................   $  1,491    $    301
                                                                    ========    ========

IN CONJUNCTION WITH THE PROPERTY AND LAND ACQUISITIONS, THE
FOLLOWING ASSETS AND LIABILITIES WERE ASSUMED:
   Purchase of real estate ......................................   $ 43,596    $ 22,376
   Accrued real estate taxes and security deposits ..............       (579)       (144)
                                                                    --------    --------
                                                                    $ 43,017    $ 22,232
                                                                    ========    ========


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

10.    EARNINGS PER UNIT ("EPU")


       The computation of basic and diluted EPU is presented below:


                                                               Three Months     Three Months
                                                                   Ended           Ended
                                                               March 31, 2001  March 31, 2000
                                                               --------------  --------------
Numerator:

  Net Income ...............................................   $     39,377    $     31,106
  Less: Preferred Distributions ............................         (7,231)         (7,231)
                                                               ------------    ------------
  Net Income Available to Unitholders
   - For Basic and Diluted EPU .............................   $     32,146    $     23,875
                                                               ============    ============

Denominator:

  Weighted Average Units - Basic ...........................     46,184,471      45,697,436

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that result in the issuance of general
     partnership units .....................................        416,657         159,712
                                                               ------------    ------------

  Weighted Average Units - Diluted .........................     46,601,128      45,857,148
                                                               ============    ============

Basic EPU:

  Net Income Available to Unitholders ......................   $        .70    $        .52
                                                               ============    ============

Diluted EPU:

  Net Income Available to Unitholders ......................   $        .69    $        .52
                                                               ============    ============


11.    COMMITMENTS AND CONTINGENCIES


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

       The Consolidated Operating Partnership has committed to the construction of 20 development projects totaling approximately 2.6 million square feet of GLA for an estimated investment of approximately $153.1 million. Of this amount, approximately $81.1 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties. The Consolidated Operating Partnership expects to place in service approximately 12 of the 20 development projects, comprising approximately 1.4 million square feet of GLA at an estimated investment of approximately $85.0 million, during the next twelve months.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT FOR UNIT AND PER UNIT DATA)

12.    SUBSEQUENT EVENTS

       From April 1, 2001 to May 7, 2001, the Consolidated Operating Partnership acquired 11 industrial properties and several land parcels for an aggregate purchase price of approximately $12,795, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcels.

       On April 2, 2001, the Operating Partnership paid a first quarter 2001 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on April 2, 2001 totaled, in the aggregate, approximately $7,231.

       On April 23, 2001, the Operating Partnership paid a first quarter 2001 distribution of $.6575 per Unit, totaling approximately $30,537.

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

       The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.3% ownership interest at March 31, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.7% interest in the Operating Partnership at March 31, 2001.

       The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole shareholder of First Industrial Development Services, Inc. (f/k/a FR Development Services, Inc.) and holds at least a 99% limited partnership interest (subject in one case, as described below, to a preferred limited partnership interest) in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

       At March 31, 2001, the Consolidated Operating Partnership owned 856 in-service properties with approximately 54.9 million square feet of gross leasable area ("GLA"), compared to 871 in-service properties with approximately
55.5 million square feet of GLA at March 31, 2000. During the period between April 1, 2000 and March 31, 2001, the Consolidated Operating Partnership acquired 92 properties containing approximately 5.7 million square feet of GLA, completed development of 16 properties and the redevelopment of one property totaling approximately 2.4 million square feet of GLA and sold 115 in-service properties totaling approximately 8.3 million square feet of GLA, one out of service property and several land parcels. The Consolidated Operating Partnership also took 10 properties out of service that are under redevelopment comprising approximately .6 million square feet of GLA and placed in-service one property comprising approximately .2 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

       Rental income and tenant recoveries and other income increased by approximately $3.2 million or 4.0% due primarily to an increase in tenant recoveries related to an increase in property expenses (as discussed below) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000, increased by approximately $2.8 million or 4.5% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

       Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $1.9 million or 8.0%. The increase in repairs and maintenance is due to an increase in snow removal and related expenses for properties located in certain of the Consolidated Operating Partnership's metropolitan areas. The increase in utilities is due to general increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. Property expenses from properties owned prior to January 1, 2000 increased by approximately $1.5 million or 8.6% due primarily to the explanations discussed above.

       General and administrative expense increased by approximately $.8 million due primarily to general increases in employee compensation.

       Interest expense increased by approximately $1.4 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due primarily to a higher average debt balance outstanding, slightly offset by a decrease in the weighted average interest rate for the three months ended March 31, 2001 (7.26%) compared to the three months ended March 31, 2000 (7.28%) and an increase in capitalized interest for the three months ended March 31, 2001 due to an increase in development activities. The average debt balance outstanding for the three months ended March 31, 2001 and 2000 was approximately $1,233.8 million and $1,128.2 million, respectively.

       Amortization of deferred financing costs remained relatively unchanged.

       Depreciation and other amortization decreased by approximately $.5 million due primarily to the Consolidated Operating Partnership ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to December 31, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 2000.

       Equity in income of Other Real Estate Partnerships increased by approximately $2.5 million due primarily due to an increase in gain on sale of real estate.

       Equity in income of joint ventures remained relatively unchanged.

       The $11.9 million gain on sale of real estate for the three months ended March 31, 2001 resulted from the sale of 22 industrial properties and several land parcels. Gross proceeds from these sales were approximately $54.6 million.

       The $5.9 million gain on sale of real estate for the three months ended March 31, 2000 resulted from the sale of 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $54.7 million.

LIQUIDITY AND CAPITAL RESOURCES

       On March 31, 2001, the Consolidated Operating Partnership's cash and cash equivalents was approximately $9.4 million and restricted cash totaled approximately $3.0 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2001

       Net cash provided by operating activities of approximately $16.1 million for the three months ended March 31, 2001 was comprised primarily of net income of approximately $39.4 million and adjustments for non-cash items of approximately $3.9 million, offset by the net change in operating assets and liabilities of approximately $27.2 million. The adjustments for the non-cash items of approximately $3.9 million are primarily comprised of depreciation and amortization of approximately $16.2 million, offset by the gain on sale of real estate of approximately $11.9 million and the effect of the straight-lining of rental income of approximately $.4 million.

       Net cash used in investing activities of approximately $11.6 million for the three months ended March 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and investments in and advances to the Other Real Estate Partnerships, offset by the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, distributions from the Operating Partnership's two industrial real estate joint ventures, the repayment of mortgage loans receivable and a decrease in restricted cash to purchase properties to affect Section 1031 exchanges.

       Net cash provided by financing activities of approximately $1.3 million for the three months ended March 31, 2001 was comprised primarily of Unit (defined below) contributions and proceeds from the issuance of senior unsecured debt, offset by general partnership and limited partnership units ("Unit") and preferred general partnership unit distributions, the repurchase of restricted units, repayments on mortgage loans payable, debt issuance costs incurred in conjunction with the 2011 Notes (defined below) and the net borrowings under the Operating Partnership's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility").

THREE MONTHS ENDED MARCH 31, 2000

       Net cash provided by operating activities of approximately $39.1 million for the three months ended March 31, 2000 was comprised primarily of net income of approximately $31.1 million and adjustments for non-cash items of approximately $9.4 million, offset by the net change in operating assets and liabilities of approximately $1.4 million. The adjustments for the non-cash items of approximately $9.4 million are primarily comprised of depreciation and amortization of approximately $15.5 million and a provision for bad debts of approximately $.1 million, offset by the gain on sale of real estate of approximately $5.9 million and the effect of the straight-lining of rental income of approximately $.3 million.

       Net cash used in investing activities of approximately $21.8 million for the three months ended March 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from one of the Operating Partnership's two industrial real estate joint ventures, net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

       Net cash used in financing activities of approximately $16.5 million for the three months ended March 31, 2000 was comprised primarily of Unit and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs, offset by net borrowings under the Operating Partnership's line of credit and Unit contributions.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

       During the three months ended March 31, 2001, the Consolidated Operating Partnership acquired 18 industrial properties comprising approximately .8 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $43.6 million, excluding costs incurred in conjunction with the acquisition of the properties and the land parcels. The Consolidated Operating Partnership also completed the development of one industrial property comprising approximately .1 million square feet of GLA at a cost of approximately $2.7 million.

       During the three months ended March 31, 2001, the Consolidated Operating Partnership sold 22 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $54.6 million.

       The Consolidated Operating Partnership has committed to the construction of 20 development projects totaling approximately 2.6 million square feet of GLA for an estimated investment of approximately $153.1 million. Of this amount, approximately $81.1 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties. The Consolidated Operating Partnership expects to place in service approximately 12 of the 20 development projects, comprising approximately 1.4 million square feet of GLA at an estimated investment of approximately $85.0 million, during the next twelve months.

REAL ESTATE HELD FOR SALE

       The Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge and continually engages in evaluating its other real estate markets for potential sales candidates. At March 31, 2001, the Consolidated Operating Partnership had 93 industrial properties comprising approximately 7.7 million square feet of GLA held for sale. Income from operations of the 93 industrial properties held for sale for the three months ended March 31, 2001 and 2000 is approximately $5.8 million and $4.3 million, respectively. Net carrying value of the 93 industrial properties held for sale at March 31, 2001 is approximately $203.9 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

       During the three months ended March 31, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $.6 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received, in the aggregate, distributions of approximately $.4 million from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2001, the September 1998 Joint Venture owned 135 industrial properties comprising approximately 6.9 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA. On or after October 2000, under certain circumstances, the Consolidated Operating Partnership has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this option.

SENIOR UNSECURED DEBT

       On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for $.4 million of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

       On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). On April 5, 2001 the Consolidated Operating Partnership paid off and retired the 2011 Drs. for a payment of approximately $105.6 million. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $.6 million. Due to the retirement of the 2011 Drs., the Company will record an extraordinary loss of approximately $7 million in the second quarter of 2001 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the settlement of the interest rate protection agreement, legal costs and other expenses.

MARKET RISK

       The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

       In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

       At March 31, 2001, $9.3 million (approximately .8% of total debt at March 31, 2001) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 2000 Unsecured Acquisition Facility) and $1,208.0 million (approximately 99.2% of total debt at March 31, 2001) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt and an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt ("IRPA"). Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

       Based upon the amount of variable rate debt outstanding at March 31, 2001, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.06 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2001 by approximately $53.6 million to $1,123.8 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2001 by approximately $59.2 million to $1,236.6 million. A 10% increase in interest rates would decrease the fair value of the Written Options at March 31, 2001 by approximately $5.0 million to $8.5 million. A 10% decrease in interest rates would increase the fair value of the Written Options at March 31, 2001 by approximately $6.0 million to $19.5 million. At March 31, 2001, the IRPA had a fair value of approximately $.1 million. This IRPA was settled for approximately $.6 million on April 2, 2001.

GENERAL PARTNERSHIP, LIMITED PARTNERSHIP, PREFERRED GENERAL PARTNERSHIP UNIT CONTRIBUTIONS AND EMPLOYEE STOCK OPTIONS

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

Unit Contributions:

       During the three months ended March 31, 2001, the Company awarded 93,850 shares of restricted common stock to certain employees and 814 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

       During the three months ended March 31, 2001, the Company issued 960,900 non-qualified employee stock options to certain officers and employees. These non-qualified employee stock options vest over three years, have a strike price of $33.125 per share and expire ten years from the date of grant.

       During the three months ended March 31, 2001, certain employees exercised 189,485 non-qualified employee stock options. Gross proceeds to the Company were approximately $5.1 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 189,485 Units to the Company in the same amount.

DISTRIBUTIONS

       On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30.3 million.

       On January 2, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on January 2, 2001 totaled, in the aggregate, approximately $7.2 million.

SUBSEQUENT EVENTS

       From April 1, 2001 to May 7, 2001, the Consolidated Operating Partnership acquired 11 industrial properties and several land parcels for an aggregate purchase price of approximately $12.8 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcels.

       On April 2, 2001, the Operating Partnership paid a first quarter 2001 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on April 2, 2001 totaled, in the aggregate, approximately $7.2 million.

       On April 23, 2001, the Operating Partnership paid a first quarter 2001 distribution of $.6575 per Unit, totaling approximately $30.5 million.

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

       The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of March 31, 2001 and May 7, 2001, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At March 31, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.1%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80%, or the Prime Rate, at the Operating Partnership's election. As of May 7, 2001, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $100.0 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.


OTHER

       On January 1, 2001, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

       In conjunction with prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Consolidated Operating Partnership, through the Operating Partnership, derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of $14.9 million.

       In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement and received $.4 million, which is shown in other comprehensive income. The Consolidated Operating Partnership, through the Operating Partnership, is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes.

       In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. in April 2001, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement for a payment of $.6 million which will be recognized as a component of the extraordinary loss the Consolidated Operating Partnership, through the Operating Partnership, will recognize in April 2001 relating to the retirement of the 2011 Drs. At March 31, 2001, the Consolidated Operating Partnership, through the Operating Partnership, marked-to-market this interest rate protection agreement and recognized $.1 million of an expense in other comprehensive income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES

  During the three months ended March 31, 2001, the Operating Partnership issued an aggregate of 44,579 Units having an aggregate market value of approximately $1.5 million in exchange for property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K AND 8-K/A

(a) Exhibits:

    None.


(b) Reports on Form 8-K and 8-K/A:

    Report on Form 8-K filed January 12, 2001, dated January 12, 2001, as amended by the report on Form 8-K/A No.1 filed March 8, 2001 relating to (i) the acquisition of 80 industrial properties by the Consolidated Operating Partnership and (ii) one industrial property by the Other Real Estate Partnerships. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Consolidated Operating Partnership.

    Report on Form 8-K filed March 16, 2001, dated March 16, 2001 reporting the pricing of an offering by the Operating Partnership of $200 million of 7.375% Senior Notes due 2011.

    Report on Form 8-K filed March 29, 2001, dated March 29, 2001 reporting a Computation of Ratios of Earnings to Fixed Charges.

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


                                        FIRST INDUSTRIAL, L.P.
                                        BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                        ITS SOLE GENERAL PARTNER

Date: May 14, 2001                      By: /s/ Michael J. Havala
                                           -------------------------------------
                                           Michael J. Havala
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No          Description
----------          -----------

  None.