Form 10-K/A
period 2000-12-31
FIRST INDUSTRIAL LP
filed 2001-07-06
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________.


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



PART IV.

     Item 14.    Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.......... 45



SIGNATURES..................................................................................................... 49

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

- Market Strategy. The Consolidated Operating Partnership's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this market strategy, the Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge. The net proceeds from the sales of properties in these markets will be used to bolster the Consolidated Operating Partnership's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy. The Consolidated Operating Partnership plans on exiting these markets in the next one to three years and is projected to incur closing costs between the range of 3% to 5% of gross sales proceeds. There can be no assurance that these properties will be sold in this time frame or the Consolidated Operating Partnership will incur closing costs within the range stated above.

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

- Financing Strategy. The Consolidated Operating Partnership plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 23, 2001, the Consolidated Operating Partnership had approximately $228.0 million available in additional borrowings under its $300 million unsecured line of credit.

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

          On March 9, 2001, the Operating Partnership declared a first quarter distribution of $.6575 per unit which is payable on April 23, 2001. The Operating Partnership also declared first quarter 2001 preferred unit distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units, $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units, $49.687 per unit on its 7.95% Series D Cumulative Preferred Units and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units. The preferred unit distributions are payable on April 2, 2001.

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

ITEM 2.   THE PROPERTIES

GENERAL

          At December 31, 2000, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 969 in-service properties (865 of which were owned by the Consolidated Operating Partnership and 104 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
68.2 million square feet of GLA (55.6 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 12.6 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 25 states, with a diverse base of more than 2,800 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The weighted average age of the Consolidated Operating Partnership's and the Other Real Estate Partnerships' properties on a combined basis as of December 31, 2000 was approximately 14.7 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

          The following tables summarize certain information as of December 31, 2000 with respect to the properties owned by the Consolidated Operating Partnership, each of which is wholly-owned. Information in the tables excludes properties under development at December 31, 2000. The following describes the different industrial categories:

          - Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5% - 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that not occupied by the building.
          - Bulk warehouse buildings generally are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% - 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.
          - R&D/flex buildings generally are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space, contain less than 25% of manufacturing space and have a land use ratio of 4:1.
          - Regional warehouses generally are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% - 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.
          - Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 - 18 feet, are comprised of 5% - 15% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1.


          * SOURCE: TORTO WHEATON RESEARCH

                       CONSOLIDATED OPERATING PARTNERSHIP
                                PROPERTY SUMMARY

                       Light Industrial       Bulk Warehouse          R&D Flex        Regional Warehouse     Manufacturing
                    --------------------- --------------------- -------------------- -------------------- --------------------
                               Number of             Number of            Number of            Number of            Number of
Metropolitan Area      GLA     Properties     GLA    Properties    GLA    Properties    GLA    Properties   GLA     Properties
------------------- ---------- ---------- ---------- ---------- --------- ---------- --------- ---------- --------- ----------
Atlanta, GA            366,882      6      3,079,307     11           ---     ---      184,846       2      419,600      3

Baltimore, MD          650,725     11        292,640      2           ---     ---          ---     ---      171,000      1

Baton Rouge, LA        116,347      3        108,800      1           ---     ---          ---     ---          ---    ---

Central
Pennsylvania               ---    ---            ---    ---           ---     ---       70,000       1          ---    ---

Chicago, IL          1,757,174     33      2,653,426     12       188,185       3      234,802       3    1,069,167      6

Cincinnati, OH         334,220      2      1,348,880      6           ---     ---          ---     ---          ---    ---

Cleveland, OH              ---    ---            ---    ---       102,500       1          ---     ---          ---    ---

Columbus, OH               ---    ---      1,653,534      4       217,612       2          ---     ---      255,470      1

Dallas, TX             754,833     21      1,539,888     10       193,507       9      583,801       9      224,984      2

Dayton, OH             322,746      6            ---    ---        20,000       1          ---     ---          ---    ---

Denver, CO           1,998,681     45        202,939      2     1,866,591      47      301,492       5          ---    ---

Des Moines, IA             ---    ---        879,040      5           ---     ---          ---     ---          ---    ---

Detroit, MI          2,516,870     95      1,079,130      9       593,246      20      859,566      20       17,240      1

Grand Rapids, MI       418,311      9      1,013,625      6        10,000       1          ---     ---      413,500      1

Houston, TX            507,090      8      2,191,077     13       200,112       3      432,525       6          ---    ---

Indianapolis, IN       727,980     16      1,709,625      8        48,200       4      235,310       7       54,000      1

Long Island, NY        433,984     15            ---    ---           ---     ---       36,880       1          ---    ---

Los Angeles, CA         99,749      5            ---    ---           ---     ---          ---     ---          ---    ---

Louisville, KY             ---    ---        443,500      2           ---     ---          ---     ---          ---    ---

Milwaukee, WI          290,826      6        100,000      1           ---     ---       39,800       1          ---    ---

Minneapolis/
St. Paul, MN         1,195,385     22      1,626,149      8       661,748      10      537,034       5      790,732     11

Nashville, TN          334,061      7      1,344,298      9           ---     ---          ---     ---      109,058      1

New Orleans, LA        395,831     10            ---    ---       169,801       5       40,500       1          ---    ---

N. New Jersey        1,361,379     37        895,798      4       510,072      14      192,153       3          ---    ---

Phoenix, AZ             96,845      2            ---    ---           ---     ---          ---     ---          ---    ---

Portland, OR           734,032     31            ---    ---        53,021       2          ---     ---          ---    ---

Salt Lake City, UT     591,276     40            ---    ---       146,937       6          ---     ---          ---    ---

S. New Jersey          919,654     22        323,750      2           ---     ---      209,300       3       22,738      1

St. Louis, MO          383,407      8        589,519      4           ---     ---          ---     ---          ---    ---

Tampa, FL              588,300     18        213,744      2       564,557      23      398,309       7          ---    ---

Other (a)                  ---    ---        583,855      5           ---     ---       50,000       1      346,103      6
                    ----------  -----     ----------  -----     ---------  ------    ---------  ------    ---------  -----
     Total          17,896,588    478     23,872,524    126     5,546,089     151    4,406,318      75    3,893,592     35
                    ==========  =====     ==========  =====     =========  ======    =========  ======    =========  =====


     (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

                       CONSOLIDATED OPERATING PARTNERSHIP
                             PROPERTY SUMMARY TOTALS



                                                          TOTALS
                                  -----------------------------------------------------------
                                                                                   GLA AS A %
                                                  NUMBER OF        OCCUPANCY AT     OF TOTAL
      METROPOLITAN AREA               GLA         PROPERTIES         12/31/00       PORTFOLIO
-----------------------------     ----------      ----------       ------------    ----------
Atlanta, GA                        4,050,635           22               98%            7.3%
Baltimore, MD                      1,114,365           14               96%            2.0%
Baton Rouge, LA                      225,147            4               97%            0.4%
Central Pennsylvania                  70,000            1              100%            0.1%
Chicago, IL                        5,902,754           57               93%           10.6%
Cincinnati, OH                     1,683,100            8               92%            3.0%
Cleveland, OH                        102,500            1              100%            0.2%
Columbus, OH                       2,126,616            7               96%            3.8%
Dallas, TX                         3,297,013           51               99%            5.9%
Dayton, OH                           342,746            7               96%            0.6%
Denver, CO                         4,369,703           99               95%            7.9%
Des Moines, IA                       879,040            5               99%            1.6%
Detroit, MI                        5,066,052          145               97%            9.1%
Grand Rapids, MI                   1,855,436           17              100%            3.3%
Houston, TX                        3,330,804           30               95%            6.0%
Indianapolis, IN                   2,775,115           36               89%            5.0%
Long Island, NY                      470,864           16               96%            0.8%
Los Angeles, CA                       99,749            5               90%            0.2%
Louisville, KY                       443,500            2              100%            0.8%
Milwaukee, WI                        430,626            8               95%            0.8%
Minneapolis/St. Paul, MN           4,811,048           56               94%            8.7%
Nashville, TN                      1,787,417           17               96%            3.2%
New Orleans, LA                      606,132           16               96%            1.1%
N. New Jersey                      2,959,402           58               94%            5.3%
Phoenix, AZ                           96,845            2               87%            0.2%
Portland, OR                         787,053           33               88%            1.4%
Salt Lake City, UT                   738,213           46               82%            1.3%
S. New Jersey                      1,475,442           28               90%            2.7%
St. Louis, MO                        972,926           12              100%            1.7%
Tampa, FL                          1,764,910           50               93%            3.2%
Other (a)                            979,958           12              100%            1.8%
                                  ----------      ----------       ------------    ----------
   Total or Average               55,615,111          865               95%          100.0%
                                  ==========      ==========       ============    ==========


     (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

         The following tables summarize certain information as of December 31, 2000 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.



                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY


                       Light Industrial     Bulk Warehouse        R&D Flex        Regional Warehouse   Manufacturing
                      ------------------- ------------------- ------------------  ------------------ -------------------
                                Number of           Number of           Number of          Number of           Number of
 Metropolican Area      GLA     Properties  GLA     Properties  GLA     Properties  GLA    Properties  GLA     Properties
--------------------  --------- --------- --------- --------- --------- --------  -------- --------- --------- --------
Atlanta, GA             59,959     1      1,037,338    3       153,508     4       90,289     1           ---    ---
Baltimore, MD           65,860     1           ---    ---       78,418     1          ---    ---          ---    ---
Central                383,070     4      3,645,392    14          ---    ---     117,579     3           ---    ---
Pennsylvania
Chicago, IL            150,115     3       760,168     4        49,730     1       50,000     1           ---    ---
Des Moines, IA          75,072     3           ---    ---          ---    ---      88,000     1           ---    ---
Detroit, MI            380,254     8           ---    ---       33,092     2       66,395     1           ---    ---
Grand Rapids, MI        80,000     1       822,500     5           ---    ---         ---    ---       31,750     1
Indianapolis, IN           ---    ---     1,796,341    5           ---    ---      60,000     1           ---    ---
Milwaukee, WI              ---    ---          ---    ---       93,705     2       39,468     1       468,000     1
Minneapolis/St.        130,647     2           ---    ---          ---    ---         ---    ---      533,390     3
Paul, MN
Nashville, TN              ---    ---      160,661     1           ---    ---         ---    ---          ---    ---
Philadelphia, PA       273,775     12      324,320     2        36,802     2       46,750     1        56,827     2
St. Louis, MO              ---    ---      245,000     2           ---    ---         ---    ---          ---    ---
Tampa, FL                  ---    ---          ---    ---       44,427     1          ---    ---          ---    ---
Other (a)               99,000     3           ---    ---          ---    ---         ---    ---          ---    ---
                      --------- --------- --------- --------- --------- --------  -------- --------- --------- --------
            Total     1,697,752    38     8,791,720    36      489,682    13      558,481     10     1,089,967    7
                      ========= ========= ========= ========= ========= ========  ======== ========= ========= ========


(a)      Properties are located in Austin, Texas.

                         OTHER REAL ESTATE PARTNERSHIPS
                            PROPERTY SUMMARY TOTALS



                                                                      TOTALS
                                   -----------------------------------------------------------------------------
                                                                                                    GLA AS A %
                                                          NUMBER OF            OCCUPANCY AT          OF TOTAL
      METROPOLITAN AREA                  GLA              PROPERTIES             12/31/00           PORTFOLIO
-------------------------------    ----------------    -----------------    -------------------    -------------
Atlanta, GA                              1,341,094            9                    94%                    10.6%
Baltimore, MD                              144,278            2                    97%                     1.1%
Central Pennsylvania                     4,146,041            21                   98%                    32.8%
Chicago, IL                              1,010,013            9                    97%                     8.0%
Des Moines, IA                             163,072            4                    78%                     1.3%
Detroit, MI                                479,741            11                   99%                     3.8%
Grand Rapids, MI                           934,250            7                    100%                    7.4%
Indianapolis, IN                         1,856,341            6                    92%                    14.7%
Milwaukee, WI                              601,173            4                    100%                    4.8%
Minneapolis/St. Paul, MN                   664,037            5                    100%                    5.3%
Nashville, TN                              160,661            1                    100%                    1.3%
Philadelphia, PA                           738,474            19                   94%                     5.8%
St. Louis, MO                              245,000            2                    100%                    1.9%
Tampa, FL                                   44,427            1                    100%                    0.4%
Other (a)                                   99,000            3                    100%                    0.8%
                                   ----------------    -----------------    -------------------    -------------
   Total or Average                     12,627,602           104                   97%                   100.0%
                                   ================    =================    ===================    =============


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


                                     NUMBER OF                                                  OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE             AT 12/31/00  ACQUISITION DATE
      ----------------------------  ------------ ----------  ---------------------------------  ----------- -------------------
      Houston, TX                        3         144,639      Light Industrial/R&D Flex          90%      January 12, 2000
      Southern New Jersey                1          79,329          Regional Warehouse             100%     January 27, 2000
      Nashville, TN                      3         339,051            Bulk Warehouse               100%     January 27, 2000
      Dallas, TX                         1         130,949            Bulk Warehouse               100%     March 31, 2000
      Harrisburg, PA (a)                 1          38,668           Light Industrial              N/A      April 18, 2000
      Houston, TX                        1         251,850            Bulk Warehouse               100%     April 25, 2000
      Dallas, TX                        18       1,303,317     R&D Flex/Bulk Whse/Reg Whse         100%     June 30, 2000
      Long Island, NY (b)                1          15,000           Light Industrial              N/A      August 15, 2000
      Los Angeles, CA                    3          69,592           Light Industrial              93%      September 6, 2000
      Los Angeles, CA                    2          30,157           Light Industrial              86%      September 20, 2000
      Northern New Jersey               12       1,257,143     Lt. Industrial/R&D Flex/Bulk        94%      September 28, 2000
                                                                           Whse
      Baltimore, MD                      3         125,212           Light Industrial              96%      December 5, 2000
      Tampa, FL                          6         179,494               R&D Flex                  98%      December 14, 2000
      Chicago, IL (c)                   18       1,208,074     Lt. Industrial/R&D Flex/Bulk        94%      December 18, 2000
                                                                      Whse/Reg. Whse
      Denver, CO                         4         234,683      Light Industrial/ R&D Flex         100%     December 29, 2000
      Detroit, MI                        6         208,197   Light Industrial/Reg. Warehouse       93%      December 29, 2000
                                    ------------ ----------
                    Total               83       5,615,355
                                    ============ ==========

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


                                     NUMBER OF                                                  OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE             AT 12/31/00  ACQUISITION DATE
      ----------------------------  ------------ ----------  ---------------------------------  ----------- -------------------
      Philadelphia, PA                   1         214,320            Bulk Warehouse               100%     February 25, 2000
                                    ------------ ----------
                    Total                1         214,320
                                    ============ ==========


PROPERTY DEVELOPMENT ACTIVITY

         During 2000, the Consolidated Operating Partnership placed in service 20 developments and one redevelopment totaling approximately 3.6 million square feet of GLA at a total cost of approximately $125.8 million, or $35.27 per square foot. The developed properties have the following characteristics:

                                                                          OCCUPANCY
     METROPOLITAN AREA            GLA              PROPERTY TYPE         AT 12/31/00              COMPLETION DATE
----------------------------    -----------      ------------------   -------------------      ----------------------
Louisville, KY                     231,000        Bulk Warehouse             100%              February 1, 2000
Denver, CO (a)                      58,490           R&D Flex                N/A               March 1, 2000
Milwaukee, WI                      100,000        Bulk Warehouse             80%               March 1, 2000
Rochester, NY (b)                  796,806        Bulk Warehouse             N/A               March 1, 2000
Denver, CO                          16,500       Light Industrial            100%              March 15, 2000
Cincinnati, OH                     168,000        Bulk Warehouse             100%              May 1, 2000
Cincinnati, OH                     140,800        Bulk Warehouse             45%               May 1, 2000
Northern New Jersey                 45,700           R&D Flex                78%               June 1, 2000
Atlanta, GA                        504,000        Bulk Warehouse             100%              June 1, 2000
Salt Lake City, UT                  55,785           R&D Flex                100%              June 1, 2000
Northern New Jersey                 30,000           R&D Flex                67%               September 1, 2000
Indianapolis, IN                   389,660        Bulk Warehouse             100%              September 30, 2000
Long Island, NY (c)                 91,200           R&D Flex                N/A               September 30, 2000
Long Island, NY (c) (d)            134,991           R&D Flex                N/A               November 1, 2000
New Orleans, LA                     53,544       Light Industrial            100%              November 8, 2000
Philadelphia, PA                    70,000        Reg. Warehouse             100%              November 27, 2000
Minneapolis, MN                    128,500        Bulk Warehouse             87%               December 1, 2000
Chicago, IL (e)                    319,506        Bulk Warehouse             N/A               December 29, 2000
Phoenix, AZ                         58,285       Light Industrial            79%               December 29, 2000
Tampa, FL                          100,000       Light Industrial            80%               December 29, 2000
Tampa, FL                           72,000        Reg. Warehouse             65%               December 29, 2000
                                -----------
                      Total      3,564,767
                                ===========

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

         During 2000, the Other Real Estate Partnerships placed in service six developments and one redevelopment totaling approximately .5 million square feet of GLA at a total cost of approximately $22.2 million, or $44.32 per square foot. The developed properties have the following characteristics:

                                                                          OCCUPANCY
     METROPOLITAN AREA            GLA              PROPERTY TYPE         AT 12/31/00              COMPLETION DATE
----------------------------    -----------      ------------------   -------------------      ----------------------
Austin, TX                          33,000       Light Industrial            100%              February 1, 2000
Denver, CO (a)                      49,510        Bulk Warehouse             N/A               March 1, 2000
Austin, TX                          33,000       Light Industrial            100%              June 30, 2000
Chicago, IL                         50,000        Reg. Warehouse             65%               November 23, 2000
Minneapolis, MN (b)                123,485         Manufacturing             100%              December 17, 2000
Indianapolis, IN                   100,000        Bulk Warehouse             50%               December 29, 2000
Atlanta, GA                        110,000        Bulk Warehouse             55%               December 29, 2000
                                -----------
                      Total        498,995
                                ===========

(a)      Property was sold on September 26, 2000.
(b)      Redevelopment

        At December 31, 2000, the Consolidated Operating Partnership had 13 projects under development, with an estimated completion GLA of approximately
1.8 million square feet and an estimated completion cost of approximately $102.2 million. The Consolidated Operating Partnership estimates it will place in service nine projects with an estimated completion GLA of 1.2 million square feet and an estimated completion cost of approximately $60.5 million in fiscal year 2001. There can be no assurance that the Consolidated Operating Partnership will complete these projects in 2001 or that the actual completion cost will not exceed the amount stated above.

        At December 31, 2000, the Other Real Estate Partnerships had 8 projects under development, with an estimated completion GLA of approximately 2.2 million square feet and an estimated completion cost of approximately $75.5 million. The Other Real Estate Partnerships estimates it will place in service eight projects with an estimated completion GLA of 2.2 million square feet and an estimated completion cost of approximately $75.5 million in fiscal year 2001. There can be no assurance that the Other Real Estate Partnerships will complete these projects in 2001 or that the actual completion cost will not exceed the amount stated above.

PROPERTY SALES

        During 2000, the Consolidated Operating Partnership sold 104 in-service industrial properties and one out of service property totaling approximately 8.9 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $404.0 million. The 104 in-service properties and one out of service property sold have the following characteristics:

                                         NUMBER OF
       METROPOLITAN AREA                 PROPERTIES           GLA                   PROPERTY TYPE               SALE DATE
       -----------------------------    -------------     ------------    ----------------------------------    ------------------
       Nashville, TN (a)                     1                392,128              Bulk Warehouse               January 4, 2000
       Portland, OR                          1                 20,500             Light Industrial              January 24, 2000
       Cleveland, OH                         1                 32,000             Light Industrial              January 27, 2000
       Cleveland, OH                         1                 51,525            Regional Warehouse             January 31, 2000
       Rochester, NY                         1                796,806              Bulk Warehouse               February 18, 2000
       Des Moines, IA                        1                 54,000             Light Industrial              February 23, 2000
       Southern New Jersey                   1                 30,000             Light Industrial              March 13, 2000
       Long Island, NY                       1                 99,600             Light Industrial              March 17, 2000
       Chicago, IL                           3                 94,840         Light Industrial/R&D Flex         March 20, 2000
       Atlanta, GA                           2                408,819              Bulk Warehouse               April 19, 2000
       Atlanta, GA                           1                 32,000             Light Industrial              May 10, 2000
       Hartford, CT                          11               619,191            Lt. Industrial/Bulk            June 8, 2000
                                                                                 Whse/Manufacturing
       Long Island, NY                       1                325,000              Bulk Warehouse               June 21, 2000
       Harrisburg, PA                        1                 38,668             Light Industrial              June 27, 2000
       St. Louis, MO                         1                 46,481             Light Industrial              June 29, 2000
       Detroit, MI                           2                 58,650             Light Industrial              June 29, 2000
       Detroit, MI                           1                 47,700            Regional Warehouse             June 29, 2000
       St. Louis, MO                         1                 60,708             Light Industrial              June 30, 2000
       Phoenix, AZ                           4                437,376     R&D Flex/Bulk Whse/Regional Whse      August 4, 2000
       Cincinnati, OH                        5                111,375             Light Industrial              August 10, 2000
       Cleveland, OH                         5                169,116             Light Industrial              August 10, 2000
       Long Island, NY                       1                 15,000             Light Industrial              August 16, 2000
       Columbus, OH                          1                 57,255             Light Industrial              August 30, 2000
       Denver, CO                            1                 59,970                 R&D Flex                  September 26,
                                                                                                                2000
       Long Island, NY                       1                 25,401             Light Industrial              October 10, 2000
       Detroit, MI                           1                180,986              Bulk Warehouse               October 20, 2000
       Detroit, MI                           1                 12,612             Light Industrial              October 23, 2000
       Denver, CO                            5                 97,861         Light Industrial/R&D Flex         October 30, 2000
       Chicago, IL                           1                 84,956             Light Industrial              November 20, 2000
       St. Louis, MO                         1                 49,600             Light Industrial              November 20, 2000
       Phoenix, AZ                           1                 98,052            Regional Warehouse             November 21, 2000
       Long Island, NY                       32             3,266,434           Lt. Ind/R&D Flex/Bulk           November 30, 2000
                                                                              Whse/Regional Whse/Manuf.
       Grand Rapids, MI                      1                 66,505             Light Industrial              December 1, 2000
       Detroit, MI                           1                 12,612             Light Industrial              December 6, 2000
       Detroit, MI                           1                 12,200             Light Industrial              December 13, 2000
       Long Island, NY                       1                 58,850            Regional Warehouse             December 19, 2000
       Minneapolis, MN                       1                124,800              Bulk Warehouse               December 20, 2000
       Minneapolis, MN                       2                194,040               Manufacturing               December 20, 2000
       Northern New Jersey                   1                 20,440             Light Industrial              December 24, 2000
       Clarion, IA                           1                126,900              Bulk Warehouse               December 28, 2000
       Northern New Jersey                   1                 13,580             Light Industrial              December 29, 2000
       Green Bay, WI                         1                 25,254             Light Industrial              December 29, 2000
       Portland, OR                          1                 49,624             Light Industrial              December 29, 2000
       Chicago, IL                           1                319,506              Bulk Warehouse               December 29, 2000
                                        -------------     ------------
                              Total         105             8,898,921
                                        =============     ============

(a)      Property was out of service when sold.

        During 2000, the Other Real Estate Partnerships sold four in-service industrial properties totaling approximately .7 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $29.7 million. The four in-service properties sold have the following characteristics:

                                         NUMBER OF
       METROPOLITAN AREA                 PROPERTIES           GLA                 PROPERTY TYPE             SALE DATE
       -----------------------------    -------------     ------------    ------------------------------    ------------------
       Philadelphia, PA                      1                 81,071               R&D Flex                June 6, 2000
       Louisville, KY                        1                532,400            Bulk Warehouse             June 26, 2000
       Detroit, MI                           1                 42,360           Light Industrial            June 29, 2000
       Denver, CO                            1                 50,760            Bulk Warehouse             September 26,
                                                                                                            2000
                                        -------------     ------------
                              Total          4                706,591
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

                                PROPERTY LISTING

                               LOCATION                   YEAR BUILT                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA        12/31/00
      ----------------        ----------   ------------   ----------   -------------      -------      ---        --------
ATLANTA
1650 GA Highway 155           McDonough, GA                 1991       Bulk Warehouse       12.80    228,400       100%
14101 Industrial Park Blvd.   Covington, GA                 1984       Light Industrial      9.25     92,160       100%
801-804 Blacklawn Road        Conyers, GA                   1982       Bulk Warehouse        6.67    111,185       100%
1665 Dogwood Drive            Conyers, GA                   1973       Manufacturing         9.46    198,000       100%
1715 Dogwood Drive            Conyers, GA                   1973       Manufacturing         4.61    100,000       100%
11235 Harland Drive           Covington, GA                 1988       Light Industrial      5.39     32,361       100%
700 Westlake Parkway          Atlanta, GA                   1990       Light Industrial      3.50     56,400       70%
800 Westlake Parkway          Atlanta, GA                   1991       Bulk Warehouse        7.40    132,400       100%
4050 Southmeadow Parkway      Atlanta, GA                   1991       Reg. Warehouse        6.60     87,328       100%
4051 Southmeadow Parkway      Atlanta, GA                   1989       Bulk Warehouse       11.20    171,671       100%
4071 Southmeadow Parkway      Atlanta, GA                   1991       Bulk Warehouse       17.80    209,918       100%
4081 Southmeadow Parkway      Atlanta, GA                   1989       Bulk Warehouse       12.83    254,172       100%
1875 Rockdale Industrial      Conyers, GA                   1966       Manufacturing         5.70    121,600       100%
Blvd.
3312 N. Berkeley Lake Road    Duluth, GA                    1969       Bulk Warehouse       52.11  1,040,296       100%
370 Great Southwest Pkway     Atlanta, GA                   1986       Light Industrial      8.06    150,536       66%
(i)
955 Cobb Place                Kennesaw, GA                  1991       Reg. Warehouse        8.73     97,518       100%
1640 Sands Place              Marietta, GA                  1977       Light Industrial      1.97     35,425       57%
7000 Highland Parkway         Smyrna, GA                    1998       Bulk Warehouse       10.00    123,808       100%
2084 Lake Industrial Court    Conyers, GA                   1998       Bulk Warehouse       13.74    180,000       100%
1003 Sigman Road              Conyers, GA                   1996       Bulk Warehouse       11.30    123,457       100%
220 Greenwood Court           McDonough, GA                 2000       Bulk Warehouse       26.69    504,000       100%
                                                                                                   ----------     -------
SUBTOTAL OR AVERAGE                                                    SUBTOTAL OR AVERAGE         4,050,635       98%
                                                                                                   ----------     -------

BALTIMORE
3431 Benson                   Baltimore, MD                 1988       Light Industrial      3.48     60,227       100%
1801 Portal                   Baltimore, MD                 1987       Light Industrial      3.72     57,600       100%
1811 Portal                   Baltimore, MD                 1987       Light Industrial      3.32     60,000       100%
1831 Portal                   Baltimore, MD                 1990       Light Industrial      3.18     46,522       100%
1821 Portal                   Baltimore, MD                 1986       Light Industrial      4.63     86,234       92%
1820 Portal                   Baltimore, MD      (f)        1982       Bulk Warehouse        6.55    171,000       100%
4845 Governers Way            Frederick, MD                 1988       Light Industrial      5.47     83,064       98%
8900 Yellow Brick Road        Baltimore, MD                 1982       Light Industrial      5.80     60,000       100%
7476 New Ridge                Hanover, MD                   1987       Light Industrial     18.00     71,866       93%
1328 Charwood Road            Hanover, MD                   1986       Bulk Warehouse        9.00    150,500       83%
8779 Greenwood Place          Savage, MD                    1978       Bulk Warehouse        8.00    142,140       100%
1350 Blair Drive              Odenton, MD                   1991       Light Industrial      2.86     29,317       100%
1360 Blair Drive              Odenton, MD                   1991       Light Industrial      4.19     42,985       90%
1370 Blair Drive              Odenton, MD                   1991       Light Industrial      5.15     52,910       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         1,114,365       96%
                                                                                                   ----------     -------
BATON ROUGE
11200 Industriplex Blvd.      Baton Rouge, LA               1986       Light Industrial      3.00     42,355       100%
11441 Industriplex Blvd.      Baton Rouge, LA               1987       Light Industrial      2.40     35,596       100%
11301 Industriplex Blvd.      Baton Rouge, LA               1985       Light Industrial      2.50     38,396       80%
6565 Exchequer Drive          Baton Rouge, LA               1986       Bulk Warehouse        5.30    108,800       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE           225,147       97%
                                                                                                   ----------     -------
CENTRAL PENNSYLVANIA
2252 125 East Kensinger       Cranberry Township,           2000       Reg. Warehousae      13.00     70,000       100%
Drive                         PA
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE            70,000       100%
                                                                                                   ----------     -------
CHICAGO
2300 Hammond Drive            Schaumburg, IL                1970       Light Industrial      4.13     77,000       100%
6500 North Lincoln Avenue     Lincolnwood, IL              1965/88     Light Industrial      2.52     61,548       100%
3600 West Pratt Avenue        Lincolnwood, IL              1953/88     Bulk Warehouse        6.35    204,679       87%
917 North Shore Drive         Lake Bluff, IL                1974       Light Industrial      4.27     84,575       100%
6750 South Sayre Avenue       Bedford Park, IL              1975       Light Industrial      2.51     63,383       100%
585 Slawin Court              Mount Prospect,               1992       R&D/Flex              3.71     38,150       100%
                              IL
2300 Windsor Court            Addison, IL                   1986       Bulk Warehouse        6.80    105,100       100%
3505 Thayer Court             Aurora, IL                    1989       Light Industrial      4.60     64,220       100%
3600 Thayer Court             Aurora, IL                    1989       Light Industrial      6.80     66,958       100%
736-776 Industrial Drive      Elmhurst, IL                  1975       Light Industrial      3.79     80,180       100%
305-311 Era Drive             Northbrook, IL                1978       Light Industrial      1.82     27,549       100%
700-714 Landwehr Road         Northbrook, IL                1978       Light Industrial      1.99     41,835       100%
4330 South Racine Avenue      Chicago, IL                   1978       Manufacturing         5.57    168,000       100%
13040 S. Crawford Avenue      Alsip, IL                     1976       Bulk Warehouse       15.12    400,076       100%
12241 Melrose Street          Franklin Park, IL             1969       Light Industrial      2.47     77,301       100%

                                       16


                               LOCATION                   YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/00
      ----------------        ----------   ------------   ----------   -------------      -------      ---      --------
CHICAGO (CONT.)
12301-12325 S. Laramie        Alsip, IL                     1975       Bulk Warehouse        8.83                  100%
Avenue                                                                                               204,586
6300 Howard                   Niles, IL                    1956/64     Manufacturing        19.50    364,000       100%
301 Hintz                     Wheeling, IL                  1960       Manufacturing         2.51     43,636       100%
301 Alice                     Wheeling, IL                  1965       Light Industrial      2.88     65,450       100%
410 West 169th Street         South Holland, IL             1974       Bulk Warehouse        6.40                  70%
                                                                                                     151,436
11939 South Central Avenue    Alsip, IL                     1972       Bulk Warehouse       12.60    320,171       99%
405 East Shawmut              LaGrange, IL                  1965       Light Industrial      3.39     59,075       100%
1010-50 Sesame Street         Bensenville, IL    (c)        1976       Manufacturing         8.00    252,000       100%
5555 West 70th Place          Bedford Park, IL              1973       Manufacturing         2.50     41,531       100%
3200-3250 South St. Louis     Chicago, IL                   1968       Light Industrial      8.66     74,685       100%
(i)
3110-3130 South St. Louis     Chicago, IL                   1968       Light Industrial      4.00     23,254       100%
7301 South Hamlin             Chicago, IL                  1975/86     Light Industrial      1.49     56,017       43%
7401 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        5.36    213,670       79%
3900 West 74th Street         Chicago, IL                  1975/86     Reg. Warehouse        2.13     66,000        0%
7501 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        3.88    159,728       100%
385 Fenton Lane               West Chicago, IL              1990       Bulk Warehouse        6.79    182,000       100%
335 Crossroad Parkway         Bolingbrook, IL               1996       Bulk Warehouse       12.86    288,000       100%
10435 Seymour Avenue          Franklin Park, IL             1967       Light Industrial      1.85     53,500       43%
905 Paramount                 Batavia, IL                   1977       Light Industrial      2.60     60,000       100%
1005 Paramount                Batavia, IL                   1978       Light Industrial      2.50     64,574       100%
34-45 Lake Street             Northlake, IL                 1978       Bulk Warehouse        5.71    124,804       100%
2120-24 Roberts               Broadview, IL                 1960       Light Industrial      2.30     60,009       52%
4309 South Morgan Street      Chicago, IL                   1975       Manufacturing         6.91    200,000       49%
405-17 University Drive       Arlington Hgts, IL            1977       Light Industrial      2.42     56,400       100%
3575 Stern Avenue             St. Charles, IL             1979/1984    Reg. Warehouse        2.73     68,728       100%
3810 Stern Avenue             St. Charles, IL               1985       Reg. Warehouse        4.67    100,074       100%
3645 Swenson Avenue           St. Charles, IL               1981       Light Industrial      3.27     42,547       34%
315 Kirk Road                 St. Charles, IL            1969/93/95    Bulk Warehouse       12.42    299,176       100%
550 Business Center Drive     Mount Prospect, IL            1984       Light Industrial      2.26     34,596       100%
700 Business Center Drive     Mount Prospect, IL            1980       Light Industrial      3.12     34,800       100%
555 Business Center Drive     Mount Prospect, IL            1981       Light Industrial      2.96     31,175       100%
800 Business Center Drive     Mount Prospect, IL           1988/99     Light Industrial      5.40     81,610       100%
580 Slawin Court              Mount Prospect, IL            1985       Light Industrial      2.08     30,225       100%
1150 Feehanville Drive        Mount Prospect, IL            1983       Light Industrial      2.74     33,600       100%
850 Feehanville Drive         Mount Prospect, IL            1983       Light Industrial      2.87     34,875       100%
1200 Business Center Drive    Mount Prospect, IL          1988/2000    Light Industrial      6.68    106,000       76%
1331 Business Center Drive    Mount Prospect, IL            1985       Light Industrial      3.12     30,380       100%
1601 Feehanville Drive        Mount Prospect, IL          1986/2000    R&D/Flex              6.07     64,080       76%
3627 Stern Avenue             St. Charles, IL               1979       Light Industrial      1.84     30,000       100%
902 Feehanville Avenue        Mount Prospect, IL            1983       Light Industrial      3.61     49,853       100%
1661 Feehanville Avenue       Mount Prospect, IL            1986       R&D/Flex              6.89     85,955       99%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         5,902,754       93%
                                                                                                   ----------     -------
CINCINNATI
9900-9970 Princeton           Cincinnati, OH     (a)        1970       Bulk Warehouse       10.64    185,580       82%
2940 Highland Avenue          Cincinnati, OH     (a)       1969/74     Bulk Warehouse       17.08    502,000       95%
4700-4750 Creek Road          Blue Ash, OH       (a)        1960       Light Industrial     15.32    265,000       97%
12072 Best Place              Springboro, OH                1984       Bulk Warehouse        7.80    112,500       100%
901 Pleasant Valley Drive     Springboro, OH                1984       Light Industrial      7.70     69,220       100%
4440 Mulhauser Road           Cincinnati, OH                1999       Bulk Warehouse       15.26    240,000       100%
4434 Mulhauser Road           Cincinnati, OH                1999       Bulk Warehouse       25.00    140,800       45%
9449 Glades Drive             Hamilton, OH                  1999       Bulk Warehouse        7.40    168,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         1,683,100       92%
                                                                                                   ----------     -------
CLEVELAND
6675 Parkland Boulevard       Solon, OH                     1991       R&D/Flex             10.41    102,500       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR                   102,500       100%
                                                                       Average
                                                                                                   ----------     -------
COLUMBUS
3800 Lockbourne Industrial    Columbus, OH                  1986       Bulk Warehouse       22.12    404,734       100%
Pky
3880 Groveport Road           Obetz, OH                     1986       Bulk Warehouse       43.41    705,600       100%
1819 North Walcutt Road       Columbus, OH                  1973       Bulk Warehouse       11.33    243,000       69%
4300 Cemetery Road            Hilliard, OH                  1968       Manufacturing        62.71    255,470       100%
4115 Leap Road   (i)          Hilliard, OH                  1977       R&D/Flex             18.66    217,612       100%
3300 Lockbourne               Columbus, OH                  1964       Bulk Warehouse       17.00    300,200       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         2,126,616       96%
                                                                                                   ----------     -------
DALLAS
1275-1281 Roundtable Drive    Dallas, TX                    1966       Light Industrial      1.75     30,642       100%
2406-2416 Walnut Ridge        Dallas, TX                    1978       Light Industrial      1.76     44,000       100%
12750 Perimeter Drive         Dallas, TX                    1979       Bulk Warehouse        6.72    178,200       100%
1324-1343 Roundtable Drive    Dallas, TX                    1972       Light Industrial      2.09     47,000       100%
1405-1409 Avenue II East      Grand Prairie, TX             1969       Light Industrial      1.79     36,000       100%
2651-2677 Manana              Dallas, TX                    1966       Light Industrial      2.55     82,229       100%
2401-2419 Walnut Ridge        Dallas, TX                    1978       Light Industrial      1.20     30,000       100%



                               LOCATION                   YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/00
      ----------------        ----------   ------------   ----------   -------------      -------      ---      --------
DALLAS (CONT.)
4248-4252 Simonton            Farmers Ranch, TX             1973       Bulk Warehouse        8.18    205,693       100%
900-906 Great Southwest Pkwy  Arlington, TX                 1972       Light Industrial      3.20     69,761       100%
2179 Shiloh Road              Garland, TX                   1982       Reg. Warehouse        3.63     65,700       100%
2159 Shiloh Road              Garland, TX                   1982       R&D/Flex              1.15     20,800       100%
2701 Shiloh Road              Garland, TX                   1981       Bulk Warehouse        8.20    214,650       100%
12784 Perimeter Drive (j)     Dallas, TX                    1981       Light Industrial      4.57     95,671       83%
3000 West Commerce            Dallas, TX                    1980       Manufacturing        11.23    128,478       100%
3030 Hansboro                 Dallas, TX                    1971       Bulk Warehouse        3.71    100,000       100%
5222 Cockrell Hill            Dallas, TX                    1973       Manufacturing         4.79     96,506       100%
405-407 113th                 Arlington, TX                 1969       Light Industrial      2.75     60,000       50%
816 111th Street              Arlington, TX                 1972       Light Industrial      2.89     65,000       100%
1017-25 Jacksboro Highway     Fort Worth, TX                1970       Light Industrial      1.49     30,000       100%
7341 Dogwood Park             Richland Hills, TX            1973       Light Industrial      1.09     20,000       100%
7427 Dogwood Park             Richland Hills, TX            1973       Light Industrial      1.60     27,500       100%
7348-54 Tower Street          Richland Hills, TX            1978       Light Industrial      1.09     20,063       50%
7370 Dogwood Park             Richland Hills, TX            1987       Light Industrial      1.18     18,500       100%
7339-41 Tower Street          Richland Hills, TX            1980       Light Industrial      0.95     17,600       100%
7437-45 Tower Street          Richland Hills, TX            1977       Light Industrial      1.16     20,000       100%
7331-59 Airport Freeway       Richland Hills, TX            1987       R&D/Flex              2.63     37,800       100%
7338-60 Dogwood Park          Richland Hills, TX            1978       R&D/Flex              1.51     26,275       100%
7450-70 Dogwood Park          Richland Hills, TX            1985       Light Industrial      0.88     18,000       100%
7423-49 Airport Freeway       Richland Hills, TX            1985       R&D/Flex              2.39     33,812       80%
7400 Whitehall Street         Richland Hills, TX            1994       Light Industrial      1.07     22,867       95%
1602-1654 Terre Colony        Dallas, TX                    1981       Bulk Warehouse        5.72    130,949       100%
3330 Duncanville Road         Dallas, TX                    1987       Reg. Warehouse        2.20     50,560       100%
2001 100th Street             Grand Prairie, TX            1973/93     Reg. Warehouse        3.50     74,106       100%
6851-6909 Snowden Road        Fort Worth, TX               1985/86     Bulk Warehouse       13.00    281,200       100%
2351-2355 Merritt Drive       Garland, TX                   1986       R&D/Flex              5.00     16,740       100%
10575 Vista Park              Dallas, TX                    1988       Reg. Warehouse        2.10     37,252       100%
701-735 North Plano Road      Richardson, TX               1972/94     Bulk Warehouse        5.78    100,065       100%
2259 Merritt Drive            Garland, TX                   1986       R&D Flex              1.90     16,740       100%
2260 Merritt Drive            Garland, TX                  1986/99     Reg. Warehouse        3.70     62,847       100%
2220 Merritt Drive            Garland, TX                 1986/2000    Reg. Warehouse        3.90     70,936       100%
2010 Merritt Drive            Garland, TX                   1986       Reg. Warehouse        2.80     57,392       100%
2363 Merritt Drive            Garland, TX                   1986       R&D Flex              0.40     12,300       100%
2447 Merritt Drive            Garland, TX                   1986       R&D Flex              0.40     12,300       100%
2465-2475 Merritt Drive       Garland, TX                   1986       R&D Flex              0.50     16,740       100%
2485-2505 Merritt Drive       Garland, TX                   1986       Bulk Warehouse        5.70    108,550       100%
17919 Waterview Parkway       Dallas, TX                    1987       Reg. Warehouse        4.88     70,390       100%
4201 Highway 75 North         Sherman, TX                   1986       Bulk Warehouse       25.00    100,578       100%
2425 East Pioneer Drive       Irving, TX                    1987       Reg. Warehouse        6.60     94,618       100%
1350 Avenue South             Grand Prairie, TX             1987       Bulk Warehouse        5.80    120,003       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         3,297,013       99%
                                                                                                   ----------     -------
DAYTON
6094-6104 Executive           Huber Heights, OH             1975       Light Industrial      3.33     43,200       70%
Boulevard
6202-6220 Executive           Huber Heights, OH             1996       Light Industrial      3.79     64,000       100%
Boulevard
6268-6294 Executive           Huber Heights, OH             1989       Light Industrial      4.03     60,800       100%
Boulevard
5749-5753 Executive           Huber Heights, OH             1975       Light Industrial      1.15     12,000       100%
Boulevard
6230-6266 Executive           Huber Heights, OH             1979       Light Industrial      5.30                  100%
Boulevard                                                                                             84,000
2200-2224 Sandridge Road      Moraine, OH                   1983       Light Industrial      2.96     58,746       100%
8119-8137 Uehling Lane        Dayton, OH                    1978       R&D/Flex              1.15     20,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR                   342,746       96%
                                                                       AVERAGE
                                                                                                   ----------     -------
DENVER
7100 North Broadway - Bldg. 1 Denver, CO                    1978       Light Industrial     16.80     32,269       89%
7100 North Broadway - Bldg. 2 Denver, CO                    1978       Light Industrial     16.90     32,500       96%
7100 North Broadway - Bldg. 3 Denver, CO                    1978       Light Industrial     11.60     22,259       97%
7100 North Broadway - Bldg. 5 Denver, CO                    1978       Light Industrial     15.00     28,789       100%
7100 North Broadway - Bldg. 6 Denver, CO                    1978       Light Industrial     22.50     38,255       84%
20100 East 32nd Avenue        Aurora, CO                    1997       R&D/Flex              4.10     51,300       96%
Parkway
15700 - 15820 West 6th        Golden, CO                    1978       Light Industrial      1.92     52,767       96%
Avenue
15850-15884 West 6th Avenue   Golden, CO                    1978       Light Industrial      1.92     31,856       88%
5454 Washington               Denver, CO                    1985       Light Industrial      4.00     34,740       100%
525 East 70th Street          Denver, CO                    1985       Light Industrial      5.18     12,000       100%
565 East 70th Street          Denver, CO                    1985       Light Industrial      5.18     29,990       100%
605 East 70th Street          Denver, CO                    1985       Light Industrial      5.18     34,000       100%
625 East 70th Street          Denver, CO                    1985       Light Industrial      5.18     24,000       100%
665 East 70th Street          Denver, CO                    1985       Light Industrial      5.18     24,000       100%
700 West 48th Street          Denver, CO                    1984       Light Industrial      5.40     53,431       100%
702 West 48th Street          Denver, CO                    1984       Light Industrial      5.40     23,820       78%
800 East 73rd                 Denver, CO                    1984       R&D/Flex              4.50     49,360       100%
850 East 73rd                 Denver, CO                    1984       R&D/Flex              4.50     38,962       82%


                                LOCATION                 YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE  ENCUMBRANCES  -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------         ----------  ------------   ---------   -------------       -------      ---        --------
DENVER (CONT.)
6425 North Washington          Denver, CO                   1983      R&D/Flex               4.05     82,120       90%
3370 North Peoria Street       Aurora, CO                   1978      R&D/Flex               1.64     25,520       78%
3390 North Peoria Street       Aurora, CO                   1978      R&D/Flex               1.46     22,699       100%
3508-3538 North Peoria Street  Aurora, CO                   1978      R&D/Flex               2.61     40,653       100%
3568 North Peoria Street       Aurora, CO                   1978      R&D/Flex               2.24     34,937       91%
4785 Elati                     Denver, CO                   1972      Light Industrial       3.34     34,777       87%
4770 Fox Street                Denver, CO                   1972      Light Industrial       3.38     26,565       100%
1550 West Evans                Denver, CO                   1975      Light Industrial       3.92     78,788       96%
3751 - 71 Revere Street        Denver, CO                   1980      Reg. Warehouse         2.41     55,027       100%
3871 Revere Street             Denver, CO                   1980      Reg. Warehouse         3.19     75,265       100%
5454 Havana Street             Denver, CO                   1980      R&D/Flex               2.68     42,504       100%
5500 Havana Street             Denver, CO                   1980      R&D/Flex               2.19     34,776       100%
4570 Ivy Street                Denver, CO                   1985      Light Industrial       1.77     31,355       57%
5855 Stapleton Drive North     Denver, CO                   1985      Light Industrial       2.33     41,268       100%
5885 Stapleton Drive North     Denver, CO                   1985      Light Industrial       3.05     53,893       100%
5200-5280 North Broadway       Denver, CO                   1977      Light Industrial       1.54     31,780       100%
5977-5995 North Broadway       Denver, CO                   1978      Light Industrial       4.96     50,280       100%
2952-5978 North Broadway       Denver, CO                   1978      Light Industrial       7.91     88,977       100%
6400 North Broadway            Denver, CO                   1982      Light Industrial       4.51     69,430       100%
875 Parfet Street              Lakewood, CO                 1975      Light Industrial       3.06     49,216       100%
4721 Ironton Street            Denver, CO                   1969      R&D/Flex               2.84     51,260       100%
833 Parfet Street              Lakewood, CO                 1974      R&D/Flex               2.57     24,800       77%
11005 West 8th Avenue          Lakewood, CO                 1974      Light Industrial       2.57     25,672       100%
7100 North Broadway - 7        Denver, CO                   1985      R&D/Flex               2.30     24,822       89%
7100 North Broadway - 8        Denver, CO                   1985      R&D/Flex               2.30      9,107       77%
6804 East 48th Avenue          Denver, CO                   1973      R&D/Flex               2.23     46,464       100%
445 Bryant Street              Denver, CO                   1960      Light Industrial       6.31    292,472       83%
East 47th Drive -A             Denver, CO                   1997      R&D/Flex               3.00     51,200       100%
7025 South Revere Parkway      Denver, CO                   1997      R&D/Flex               3.20     59,270       100%
9500 W. 49th Street - A        Wheatridge, CO               1997      Light Industrial       1.74     19,217       100%
9500 W. 49th Street - B        Wheatridge, CO               1997      Light Industrial       1.74     16,441       100%
9500 W. 49th Street - C        Wheatridge, CO               1997      R&D/Flex               1.74     29,174       100%
9500 W. 49th Street - D        Wheatridge, CO               1997      Light Industrial       1.74     41,615       46%
8100 South Park Way - A        Littleton, CO                1997      R&D/Flex               3.33     52,581       100%
8100 South Park Way - B        Littleton, CO                1984      R&D/Flex               0.78     12,204       100%
8100 South Park Way - C        Littleton, CO                1984      Light Industrial       4.28     67,520       100%
451-591 East 124th Avenue      Littleton, CO                1979      Light Industrial       4.96     59,711       100%
14100 East Jewell              Aurora, CO                   1980      R&D/Flex               3.67     58,553       95%
14190 East Jewell              Aurora,  CO                  1980      R&D/Flex               1.84     29,442       100%
608 Garrison Street            Lakewood, CO                 1984      R&D/Flex               2.17     25,075       89%
610 Garrison Street            Lakewood, CO                 1984      R&D/Flex               2.17     24,965       61%
1111 West Evans (A&C)          Denver, CO                   1986      Light Industrial       2.00     36,894       100%
1111 West Evans (B)            Denver, CO                   1986      Light Industrial       0.50      4,725       100%
15000 West 6th Avenue          Golden, CO                   1985      R&D/Flex               5.25     69,279       100%
14998 West 6th Avenue          Golden, CO                   1995      R&D/Flex               2.29     42,832       100%
Building E
14998 West 6th Avenue          Englewood, CO                1995      R&D/Flex               2.29     20,424       100%
Building F
12503 East Euclid Drive        Denver, CO                   1986      R&D/Flex              10.90     97,871       77%
6547 South Racine Circle       Englewood, CO                1996      Light Industrial       3.92     59,918       100%
7800 East Iliff Avenue         Denver, CO                   1983      R&D/Flex               3.06     22,296       100%
2369 South Trenton Way         Denver, CO                   1983      R&D/Flex               4.80     33,108       100%
2370 South Trenton Way         Denver, CO                   1983      R&D/Flex               3.27     22,735       100%
2422 South Trenton Way         Denver, CO                   1983      R&D/Flex               3.94     27,413       100%
2452 South Trenton Way         Denver, CO                   1983      R&D/Flex               6.78     47,931       100%
651 Topeka Way                 Denver, CO                   1985      R&D/Flex               4.53     24,000       100%
680 Atchinson Way              Denver, CO                   1985      R&D/Flex               4.53     24,000       83%
8122 South Park Lane - A       Littleton, CO                1986      R&D/Flex               5.09     43,987       94%
8122 South Park Lane -  B      Littleton, CO                1986      Light Industrial       2.28     20,389       100%
1600 South Abilene             Aurora, CO                   1986      R&D/Flex               3.53     47,930       100%
1620 South Abilene             Aurora, CO                   1986      Light Industrial       2.04     27,666       100%
1640 South Abilene             Aurora, CO                   1986      Light Industrial       2.80     37,948       100%
13900 East Florida Avenue      Aurora, CO                   1986      R&D/Flex               1.44     19,493       100%
4301 South Federal Boulevard   Englewood, CO                1997      Reg. Warehouse         2.80     35,381       100%
14401-14492 East 33rd Place    Aurora, CO                   1979      Bulk Warehouse         4.75    100,100       100%
11701 East 53rd Avenue         Denver, CO                   1985      Reg. Warehouse         4.19     81,981       100%
5401 Oswego Street             Denver, CO                   1985      Reg. Warehouse         2.80     53,838       100%
3811 Joliet                    Denver, CO                   1977      R&D/Flex              14.24    124,290       100%
2630 West 2nd Avenue           Denver, CO                   1970      Light Industrial       0.50      8,260       100%
2650 West 2nd Avenue           Denver, CO                   1970      Light Industrial       2.80     36,081       100%
14818 West 6th Avenue Bldg. A  Golden, CO                   1985      R&D/Flex               2.54     39,776       100%




                                LOCATION                   YEAR BUILT                    LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE     (ACRES)      GLA        12/31/00
      ----------------         ----------   ------------   ----------   -------------     -------      ---        --------
DENVER (CONT.)
14828 West 6th Avenue Bldg. B  Golden, CO                    1985       R&D/Flex             2.54     41,805       91%
12055 E. 49th Ave/4955 Peoria  Denver, CO                    1984       R&D/Flex             3.09     49,575       100%
4940-4950 Paris                Denver, CO                    1984       R&D/Flex             1.58     25,290       100%
4970 Paris                     Denver, CO                    1984       R&D/Flex             0.98     15,767       100%
5010 Paris                     Denver, CO                    1984       R&D/Flex             0.92     14,822       100%
7367 South Revere Parkway      Englewood, CO                 1997       Bulk Warehouse       8.50    102,839       100%
10311 W. Hampden Avenue        Lakewood, CO                  1999       Light Industrial     4.40     52,183       57%
9195 6th Avenue                Lakewood, CO                  2000       Light Industrial     1.44     16,500       100%
8200 East Park Meadows Drive   Lone Tree, CO                 1984       R&D Flex             6.60     90,219       100%
(i)
3250 Quentin (i)               Aurora, CO                 1984/2000     Light Industrial     8.90    144,464       100%
                                                                                                   ----------     -------
                                                                        SUBTOTAL OR                4,369,703       95%
                                                                        AVERAGE
                                                                                                   ----------     -------
DES MOINES
1500 East Washington Avenue    Des Moines, IA                1987       Bulk Warehouse      13.25    192,466       100%
1600 East Washington Avenue    Des Moines, IA                1987       Bulk Warehouse       6.78     81,866       100%
4121 McDonald Avenue           Des Moines, IA                1977       Bulk Warehouse      11.02    177,431       100%
4141 McDonald Avenue           Des Moines, IA                1976       Bulk Warehouse      11.03    263,196       96%
4161 McDonald Avenue           Des Moines, IA                1979       Bulk Warehouse      11.02    164,081       100%
                                                                                                   ----------     -------
                                                                        SUBTOTAL OR                  879,040       99%
                                                                        AVERAGE
                                                                                                   ----------     -------
DETROIT
238 Executive Drive            Troy, MI                      1973       Light Industrial     1.32     13,740       100%
256 Executive Drive            Troy, MI                      1974       Light Industrial     1.12     11,273       100%
301 Executive Drive            Troy, MI                      1974       Light Industrial     1.27     20,411       100%
449 Executive Drive            Troy, MI                      1975       Reg. Warehouse       2.12     33,001       100%
501 Executive Drive            Troy, MI                      1984       Light Industrial     1.57     18,061       100%
451 Robbins Drive              Troy, MI                      1975       Light Industrial     1.88     28,401       100%
700 Stephenson Highway         Troy, MI                      1978       R&D/Flex             3.13     29,344       100%
800 Stephenson Highway         Troy, MI                      1979       R&D/Flex             4.39     48,200       100%
1150 Stephenson Highway        Troy, MI                      1982       R&D/Flex             1.70     18,107       100%
1200 Stephenson Highway        Troy, MI                      1980       R&D/Flex             2.65     25,025       100%
1035 Crooks Road               Troy, MI                      1980       Light Industrial     1.74     23,320       100%
1095 Crooks Road               Troy, MI                      1986       R&D/Flex             2.83     35,042       100%
1416 Meijer Drive              Troy, MI                      1980       Light Industrial     1.20     17,944       100%
1624 Meijer Drive              Troy, MI                      1984       Light Industrial     3.42     44,040       100%
1972 Meijer Drive              Troy, MI                      1985       Reg. Warehouse       2.36     37,075       100%
2112 Meijer Drive              Troy, MI                      1980       Reg. Warehouse       4.12     34,558       100%
1621 Northwood Drive           Troy, MI                      1977       Bulk Warehouse       1.54     24,900       100%
1707 Northwood Drive           Troy, MI                      1983       Light Industrial     1.69     28,750       100%
1749 Northwood Drive           Troy, MI                      1977       Bulk Warehouse       1.69     26,125       100%
1788 Northwood Drive           Troy, MI                      1977       Light Industrial     1.55     12,480       100%
1821 Northwood Drive           Troy, MI                      1977       Reg. Warehouse       2.07     35,050       100%
1826 Northwood Drive           Troy, MI                      1977       Light Industrial     1.22     12,480       100%
1864 Northwood Drive           Troy, MI                      1977       Light Industrial     1.55     12,480       100%
1921 Northwood Drive           Troy, MI                      1977       Light Industrial     2.33     42,000       100%
2277 Elliott Avenue            Troy, MI                      1975       Light Industrial     0.96     12,612       100%
2451 Elliott Avenue            Troy, MI                      1974       Light Industrial     1.68     24,331       100%
2730 Research Drive            Rochester                     1988       Reg. Warehouse       3.52     57,850       100%
                               Hills, MI
2791 Research Drive            Rochester                     1991       Reg. Warehouse       4.48     64,199       100%
                               Hills, MI
2871 Research Drive            Rochester                     1991       Reg. Warehouse       3.55     49,543       100%
                               Hills, MI
2911 Research Drive            Rochester                     1992       Reg. Warehouse       5.72     80,078       100%
                               Hills, MI
3011 Research Drive            Rochester                     1988       Reg. Warehouse       2.55     32,637       100%
                               Hills, MI
2870 Technology Drive          Rochester                     1988       Light Industrial     2.41     24,445       100%
                               Hills, MI
2890 Technology Drive          Rochester                     1991       Light Industrial     1.76     24,410       100%
                               Hills, MI
2900 Technology Drive          Rochester                     1992       Reg. Warehouse       2.15     31,047       100%
                               Hills, MI
2920 Technology Drive          Rochester                     1992       Light Industrial     1.48     19,011       100%
                               Hills, MI
2930 Technology Drive          Rochester                     1991       Light Industrial     1.41     17,994       100%
                               Hills, MI
2950 Technology Drive          Rochester                     1991       Light Industrial     1.48     19,996       100%
                               Hills, MI
2960 Technology Drive          Rochester                     1992       Reg. Warehouse       3.83     41,565       100%
                               Hills, MI
23014 Commerce Drive           Farmington                    1983       R&D/Flex             0.65      7,200       100%
                               Hills, MI
23028 Commerce Drive           Farmington                    1983       Light Industrial     1.26     20,265       100%
                               Hills, MI
23035 Commerce Drive           Farmington                    1983       Light Industrial     1.23     15,200       100%
                               Hills, MI
23042 Commerce Drive           Farmington                    1983       R&D/Flex             0.75      8,790       100%
                               Hills, MI
23065 Commerce Drive           Farmington                    1983       Light Industrial     0.91     12,705       100%
                               Hill, MI
23070 Commerce Drive           Farmington                    1983       R&D/Flex             1.43     16,765       100%
                               Hills, MI
23079 Commerce Drive           Farmington                    1983       Light Industrial     0.85     10,830       100%
                               Hills, MI
23093 Commerce Drive           Farmington                    1983       Reg. Warehouse       3.87     49,040       100%
                               Hills, MI
23135 Commerce Drive           Farmington                    1986       Light Industrial     2.02     23,969       100%
                               Hills, MI
23163 Commerce Drive           Farmington                    1986       Light Industrial     1.51     19,020       100%
                               Hills, MI
23177 Commerce Drive           Farmington                    1986       Light Industrial     2.29     32,127       100%
                               Hills, MI
23206 Commerce Drive           Farmington                    1985       Light Industrial     1.30     19,822       100%
                               Hills, MI
23290 Commerce Drive           Farmington                    1980       Reg. Warehouse       2.56     42,930       100%
                               Hills, MI


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
DETROIT (CONT.)
23370 Commerce Drive          Farmington                    1980      Light Industrial       0.67      8,741       100%
                              Hills, MI
21477 Bridge Street           Southfield, MI                1986      Light Industrial       3.10     41,500       80%
32450 N. Avis Drive           Madison Heights,              1974      Light Industrial       3.23     55,820       100%
                              MI
32200 N. Avis Drive           Madison Heights,              1973      Light Industrial       6.15     88,700       100%
                              MI
11813 Hubbard                 Livonia, MI                   1979      Light Industrial       1.95     33,300       100%
11866 Hubbard                 Livonia, MI                   1979      Light Industrial       2.32     41,380       100%
12050-12300 Hubbard (i)       Livonia, MI                   1981      Light Industrial       6.10     85,086       88%
38200 Plymouth                Livonia, MI                   1997      Bulk Warehouse        11.43    140,365       100%
38220 Plymouth                Livonia, MI                   1988      Bulk Warehouse        13.14    145,232       100%
38300 Plymouth                Livonia, MI                   1997      Bulk Warehouse         6.95    127,800       100%
12707 Eckles Road             Plymouth, MI                  1990      Light Industrial       2.62     42,300       100%
9300-9328 Harrison Rd.        Romulus, MI                   1978      Light Industrial       2.53     29,286       88%
9330-9358 Harrison Rd.        Romulus, MI                   1978      Light Industrial       2.53     29,280       100%
28420-28448 Highland Rd       Romulus, MI                   1979      Light Industrial       2.53     29,280       100%
28450-28478 Highland Rd       Romulus, MI                   1979      Light Industrial       2.53     29,340       100%
28421-28449 Highland Rd       Romulus, MI                   1980      Light Industrial       2.53     29,285       100%
28451-28479 Highland Rd       Romulus, MI                   1980      Light Industrial       2.53     29,280       63%
28825-28909 Highland Rd       Romulus, MI                   1981      Light Industrial       2.53     29,284       100%
28933-29017 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       63%
28824-28908 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28932-29016 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
9710-9734 Harrison Road       Romulus, MI                   1987      Light Industrial       2.22     25,925       100%
9740-9772 Harrison Road       Romulus, MI                   1987      Light Industrial       2.53     29,548       100%
9840-9868 Harrison Road       Romulus, MI                   1987      Light Industrial       2.53     29,280       100%
9800-9824 Harrison Road       Romulus, MI                   1987      Light Industrial       2.22     25,620       100%
29265-29285 Airport Drive     Romulus, MI                   1983      Light Industrial       2.05     23,707       58%
29185-29225 Airport Drive     Romulus, MI                   1983      Light Industrial       3.17     36,658       100%
29149-29165 Airport Drive     Romulus, MI                   1984      Light Industrial       2.89     33,440       100%
29101-29115 Airport Drive     Romulus, MI                   1985      R&D/Flex               2.53     29,287       50%
29031-29045 Airport Drive     Romulus, MI                   1985      Light Industrial       2.53     29,280       100%
29050-29062 Airport Drive     Romulus, MI                   1986      Light Industrial       2.22     25,837       100%
29120-29134 Airport Drive     Romulus, MI                   1986      Light Industrial       2.53     29,282       75%
29200-29214 Airport Drive     Romulus, MI                   1985      Light Industrial       2.53     29,282       100%
9301-9339 Middlebelt Road     Romulus, MI                   1983      R&D/Flex               1.29     15,173       100%
26980 Trolley Industrial      Taylor, MI                    1997      Bulk Warehouse         5.43                  100%
Drive                                                                                                102,400
28055 S. Wick Road            Romulus, MI                   1989      Light Industrial       6.79     42,060       100%
12050-12200 Farmington Road   Livonia, MI                   1973      Light Industrial       1.34     25,470       57%
33200 Capitol Avenue          Livonia, MI                   1977      Light Industrial       2.16     40,000       100%
32975 Capitol Avenue          Livonia, MI                   1978      R&D/Flex               0.99     18,465       100%
2725 S. Industrial Highway    Ann Arbor, MI                 1997      Light Industrial       2.63     37,875       100%
32920 Capitol Avenue          Livonia, MI                   1973      Reg. Warehouse         0.47      8,000       100%
32940 Capitol Avenue          Livonia, MI                   1971      Light Industrial       0.45      8,480        0%
11862 Brookfield Avenue       Livonia, MI                   1972      Light Industrial       0.92     14,600        0%
11923 Brookfield Avenue       Livonia, MI                   1973      Light Industrial       0.76     14,600       100%
11965 Brookfield Avenue       Livonia, MI                   1973      Light Industrial       0.88     14,600       100%
34005 Schoolcraft Road        Livonia, MI                   1981      Light Industrial       1.70     26,100       100%
13405 Stark Road              Livonia, MI                   1980      Light Industrial       0.65      9,750       100%
1170 Chicago Road             Troy, MI                      1983      Light Industrial       1.73     21,500       100%
1200 Chicago Road             Troy, MI                      1984      Light Industrial       1.73     26,210       100%
450 Robbins Drive             Troy, MI                      1976      Light Industrial       1.38     19,050       100%
556 Robbins Drive             Troy, MI                      1974      Light Industrial       0.63      8,760       100%
1230 Chicago Road             Troy, MI                      1996      Reg. Warehouse         2.10     30,120       100%
12886 Westmore Avenue         Livonia, MI                   1981      Light Industrial       1.01     18,000        0%
12898 Westmore Avenue         Livonia, MI                   1981      Light Industrial       1.01     18,000       100%
33025 Industrial Road         Livonia, MI                   1980      Light Industrial       1.02      6,250       100%
2002 Stephenson Highway       Troy, MI                      1986      R&D/Flex               1.42     21,850       100%
47711 Clipper Street          Plymouth Twsp, MI             1996      Reg. Warehouse         2.27     36,926       100%
32975 Industrial Road         Livonia, MI                   1984      Light Industrial       1.19     21,000       100%
32985 Industrial Road         Livonia, MI                   1985      Light Industrial       0.85     12,040       100%
32995 Industrial Road         Livonia, MI                   1983      Light Industrial       1.11     14,280       100%
12874 Westmore Avenue         Livonia, MI                   1984      Light Industrial       1.01     16,000       100%
33067 Industrial Road         Livonia, MI                   1984      Light Industrial       1.11     18,640       100%
1775 Bellingham               Troy, MI                      1987      R&D/Flex               1.88     28,900       100%
1785 East Maple               Troy, MI                      1985      Light Industrial       0.80     10,200       100%
1807 East Maple               Troy, MI                      1984      R&D/Flex               2.15     28,100       100%
9800 Chicago Road             Troy, MI                      1985      Light Industrial       1.09     14,280       100%
1840 Enterprise Drive         Rochester Hills, MI          1990      R&D/Flex               2.42     33,240       100%
1885 Enterprise Drive         Rochester Hills, MI           1990      Light Industrial       1.47     19,604       100%
1935-55 Enterprise Drive      Rochester Hills, MI           1990      R&D/Flex               4.54     53,400       100%
5500 Enterprise Court         Warren, MI                    1989      R&D/Flex               3.93     53,900       100%
5800 Enterprise Court         Warren, MI                    1987      Manufacturing          1.48     17,240       100%


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
DETROIT (CONT.)
750 Chicago Road              Troy, MI                      1986      Light Industrial       1.54     26,709       100%
800 Chicago Road              Troy, MI                      1985      Light Industrial       1.48     24,340       100%
850 Chicago Road              Troy, MI                      1984      Light Industrial       0.97     16,049       100%
2805 S. Industrial Highway    Ann Arbor, MI                 1990      R&D/Flex               1.70     24,458       100%
6833 Center Drive             Sterling Heights, MI          1998      Reg. Warehouse         4.42     66,132       100%
22731 Newman Street           Dearborn, MI                  1985      R&D/Flex               2.31     48,000       100%
32201 North Avis Drive        Madison Heights, MI           1974      R&D/Flex               4.19     50,000       100%
1100 East Mandoline Road      Madison Heights, MI           1967      Bulk Warehouse         8.19    117,903       100%
30081 Stephenson Highway      Madison Heights, MI           1967      Light Industrial       2.50     50,750       100%
1120 John A. Papalas Drive(j) Lincoln Park, MI              1985      Light Industrial      10.30    120,410       100%
36555 Ecorse                  Romulus, MI                   1998      Bulk Warehouse        18.00    268,800       100%
6340 Middlebelt               Romulus, MI                   1998      Light Industrial      11.03     77,508       100%
4872 S. Lapeer Road           Lake Orion Twsp, MI           1999      Bulk Warehouse         9.58    125,605       100%
775 James L. Hart Parkway     Ypsilanti, MI                 1999      Reg. Warehouse         7.65     55,535       100%
1400 Allen Drive              Troy, MI                      1979      Reg. Warehouse         1.98     27,280       100%
1408 Allen Drive              Troy, MI                      1979      Light Industrial       1.44     19,704       100%
1305 Stephenson Hwy           Troy, MI                      1979      Reg. Warehouse         3.42     47,000       100%
32505 Industrial Drive        Madison Heights, MI           1979      Light Industrial       3.07     47,013       100%
1799-1813 Northfield Drive(i) Rochester Hills, MI           1980      Light Industrial       4.22     67,360       80%
                                                                                                   ----------     -------
                                                                     SUBTOTAL OR AVERAGE           5,066,052       97%
                                                                                                   ----------     -------
GRAND RAPIDS
2 84th Street SW              Byron Center, MI              1986      Light Industrial       3.01     30,000       100%
100 84th Street SW            Byron Center, MI              1979      Light Industrial       4.20     81,000       100%
511 76th Street SW            Grand Rapids, MI              1986      Bulk Warehouse        14.44    202,500       95%
553 76th Street SW            Grand Rapids, MI              1985      R&D/Flex               1.16     10,000       100%
555 76th Street SW            Grand Rapids, MI              1987      Bulk Warehouse        12.50    200,000       100%
2935 Walkent Court NW         Grand Rapids, MI              1991      Light Industrial       6.13     64,961       100%
3300 Kraft Avenue SE          Grand Rapids, MI              1987      Bulk Warehouse        11.57    200,000       100%
3366 Kraft Avenue SE          Grand Rapids, MI              1987      Bulk Warehouse        12.35    200,000       100%
5001 Kendrick Court SE        Grand Rapids, MI              1983      Light Industrial       4.00     61,500       100%
5050 Kendrick Court SE        Grand Rapids, MI              1988      Manufacturing         26.94    413,500       100%
5015 52nd Street SE           Grand Rapids, MI              1987      Light Industrial       4.11     61,250       100%
5025 28th Street              Grand Rapids, MI              1967      Light Industrial       3.97     14,400       100%
5079 33rd Street SE           Grand Rapids, MI              1990      Bulk Warehouse         6.74    109,875       100%
5333 33rd Street SE           Grand Rapids, MI              1991      Bulk Warehouse         8.09    101,250       100%
5130 Patterson Ave            Grand Rapids, MI              1987      Light Industrial       6.57     30,000       100%
3395 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       3.70     42,600       100%
3427 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       2.40     32,600       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR                  1,855,436       100%
                                                                      AVERAGE
                                                                                                   ----------     -------
HOUSTON
2102-2314 Edwards Street      Houston, TX                   1961      Bulk Warehouse         5.02    115,248       100%
4545 Eastpark Drive           Houston, TX                   1972      Reg. Warehouse         3.80     81,295        0%
3351 Rauch Street             Houston, TX                   1970      Reg. Warehouse         4.04     82,500       100%
3851 Yale Street              Houston, TX                   1971      Bulk Warehouse         5.77    132,554       100%
3337-3347 Rauch Street        Houston, TX                   1970      Reg. Warehouse         2.29     53,425       100%
8505 North Loop East          Houston, TX                   1981      Bulk Warehouse         4.99    107,769       100%
4749-4799 Eastpark Dr.        Houston, TX                   1979      Bulk Warehouse         7.75    182,563       93%
4851 Homestead Road           Houston, TX                   1973      Bulk Warehouse         3.63    142,250       100%
3365-3385 Rauch Street        Houston, TX                   1970      Reg. Warehouse         3.31     82,140       100%
5050 Campbell Road            Houston, TX                   1970      Bulk Warehouse         6.10    121,875       84%
4300 Pine Timbers             Houston, TX                   1980      Bulk Warehouse         4.76    113,400       100%
10600 Hampstead               Houston, TX                   1974      Light Industrial       1.26     19,063       100%
2300 Fairway Park Drive       Houston, TX                   1974      Light Industrial       1.25     19,008       100%
7901 Blankenship              Houston, TX                   1972      Light Industrial       2.17     48,000       100%
2500-2530 Fairway Park        Houston, TX                   1974      Bulk Warehouse         8.72    213,638       100%
6550 Longpointe               Houston, TX                   1980      Bulk Warehouse         4.13     97,700       100%
1815 Turning Basin Drive      Houston, TX                   1980      Bulk Warehouse         6.34    139,630       100%
1819 Turning Basin Drive      Houston, TX                   1980      Light Industrial       2.85     65,494       100%
4545 Mossford Drive           Houston, TX                   1975      Reg. Warehouse         3.56     66,565       100%
1805 Turning Basin Drive      Houston, TX                   1980      Bulk Warehouse         7.60    155,250       100%
7000 Empire Drive             Houston, TX        (e)        1980      R&D/Flex               6.25     95,073       96%
9777 West Gulfbank Drive      Houston, TX        (e)        1980      Light Industrial      15.45    252,242       82%
9835 A Genard Road            Houston, TX                   1980      Bulk Warehouse        39.20    417,350       100%
9835 B Genard Road            Houston, TX                   1980      Reg. Warehouse         6.40     66,600       100%
16134 West Hardy              Houston, TX                   1984      Light Industrial       3.60     34,177       92%
16216 West Hardy              Houston, TX                   1984      Light Industrial       3.12     29,631       100%
10161 Harwin Drive            Houston, TX                1979/1981    R&D/Flex               5.27     73,052       100%
10165 Harwin Drive            Houston, TX                1979/1981    R&D/Flex               2.31     31,987       100%
10175 Harwin Drive            Houston, TX                1979/1981    Light Industrial       2.85     39,475       64%
100 Donwick                   The Woodlands, TX             1982      Bilk Warehouse        15.85    251,850       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          3,330,804       95%
                                                                                                   ----------     -------




                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
INDIANAPOLIS
2400 North Shadeland          Indianapolis, IN              1970      Reg. Warehouse         2.45     40,000       100%
2402 North Shadeland          Indianapolis, IN              1970      Bulk Warehouse         7.55    121,539        94%
7901 West 21st Street         Indianapolis, IN              1985      Bulk Warehouse        12.00    353,000       100%
1445 Brookville Way           Indianapolis, IN    (a)       1989      Bulk Warehouse         8.79    115,200       100%
1440 Brookville Way           Indianapolis, IN    (a)       1990      Bulk Warehouse         9.64    166,400       100%
1240 Brookville Way           Indianapolis, IN    (a)       1990      Light Industrial       3.50     63,000       100%
1220 Brookville Way           Indianapolis, IN    (a)       1990      R&D/Flex               2.10     10,000       100%
1345 Brookville Way           Indianapolis, IN    (b)       1992      Bulk Warehouse         5.50    132,000       100%
1350 Brookville Way           Indianapolis, IN    (a)       1994      Reg. Warehouse         2.87     38,460       100%
1341 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    Light Industrial       2.03     32,400       100%
Drive
1322-1438 Sadlier Circle      Indianapolis, IN    (b)    1971/1992    Light Industrial       3.79     36,000        87%
East Dr
1327-1441 Sadlier Circle      Indianapolis, IN    (b)       1992      Light Industrial       5.50     54,000        80%
East Dr
1304 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    Reg. Warehouse         2.42     17,600       100%
Drive
1402 Sadlier Circle East      Indianapolis, IN    (b)    1970/1992    Light Industrial       4.13     40,800        88%
Drive
1504 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    Manufacturing          4.14     54,000       100%
Drive
1311 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    R&D/Flex               1.78     13,200       100%
Drive
1365 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    Light Industrial       2.16     30,000       100%
Drive
1352-1354 Sadlier Circle E.   Indianapolis, IN    (b)    1970/1992    Light Industrial       3.50     44,000       100%
Drive
1335 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    R&D/Flex               1.20     20,000       100%
Drive
1327 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    Reg. Warehouse         1.20     12,800       100%
Drive
1425 Sadlier Circle East      Indianapolis, IN    (b)    1971/1992    R&D/Flex               2.49      5,000       100%
Drive
1230 Brookville Way           Indianapolis, IN    (a)       1995      Reg. Warehouse         1.96     15,000       100%
6951 East 30th Street         Indianapolis, IN              1995      Light Industrial       3.81     44,000       100%
6701 East 30th Street         Indianapolis, IN              1995      Light Industrial       3.00      7,820       100%
6737 East 30th Street         Indianapolis, IN              1995      Reg. Warehouse        11.01     87,500       100%
1225 Brookville Way           Indianapolis, IN              1997      Light Industrial       1.00     10,000       100%
6555 East 30th Street         Indianapolis, IN           1969/1981    Bulk Warehouse        22.00    331,826        45%
2432-2436 Shadeland           Indianapolis, IN              1968      Light Industrial       4.57     70,560        94%
8402-8440 East 33rd Street    Indianapolis, IN              1977      Light Industrial       4.70     55,200        78%
8520-8630 East 33rd Street    Indianapolis, IN              1976      Light Industrial       5.30     81,000        72%
8710-8768 East 33rd Street    Indianapolis, IN              1979      Light Industrial       4.70     43,200        70%
3316-3346 North Pagosa Court  Indianapolis, IN              1977      Light Industrial       5.10     81,000        72%
3331 Raton Court              Indianapolis, IN              1979      Light Industrial       2.80     35,000       100%
6751 East 30th Street         Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000       100%
9210 East 146th Street        Noblesville, IN               1978      Reg. Warehouse        11.91     23,950        0%
5902 Decatur Blvd             Indianapolis, IN              2000      Bulk Warehouse        26.50    389,660       100%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE          2,775,115        89%
                                                                                                   ----------      ------
LONG ISLAND
10 Edison Street              Amityville, NY                1971      Light Industrial       1.40     34,400       100%
100 Lauman Lane               Hicksville, NY                1968      Reg. Warehouse         1.90     36,880       100%
35 Bloomingdale Road          Hicksville, NY                1962      Light Industrial       1.40     31,950        89%
15-39 Tec Street              Hicksville, NY                1965      Light Industrial       1.10     17,350       100%
100 Tec Street                Hicksville, NY                1965      Light Industrial       1.20     25,000        48%
51-89 Tec Street              Hicksville, NY                1965      Light Industrial       1.20     21,741       100%
502 Old Country Road          Hicksville, NY                1965      Light Industrial       0.50     10,000       100%
80-98 Tec Street              Hicksville, NY                1965      Light Industrial       0.75     13,025       100%
201-233 Park Avenue           Hicksville, NY                1962      Light Industrial       1.70     36,787       100%
160 Engineers Drive           Hicksville, NY                1966      Light Industrial       1.90     29,500       100%
260 Engineers Drive           Hicksville, NY                1966      Light Industrial       2.80     52,380       100%
87-119 Engineers Drive (i)    Hicksville, NY                1966      Light Industrial       1.70     36,400       100%
950-970 South Broadway        Hicksville, NY                1966      Light Industrial       2.65     55,889        93%
62 Alpha Plaza                Hicksville, NY                1968      Light Industrial       2.64     34,600       100%
90 Alpha Plaza                Hicksville, NY                1969      Light Industrial       1.36     34,962       100%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE            470,864        96%
                                                                                                   ----------      ------
LOS ANGELES
5220 Fourth Street            Irwindale,CA                  2000      Light Industrial       1.28     28,800        89%
15705 Arrow Highway           Irwindale,CA                  1987      Light Industrial       0.75     16,792        87%
15709 Arrow Highway           Irwindale,CA                  1987      Light Industrial       1.10     24,000       100%
6407-6419 Alondra Blvd.       Paramount, CA                 1985      Light Industrial       0.90     16,392       100%
6423-6431 Alondra Blvd.       Paramount, CA                 1985      Light Industrial       0.76     13,765        68%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE             99,749        90%
                                                                                                   ----------      ------
LOUISVILLE
9001 Cane Run Road            Louisville, KY                1998      Bulk Warehouse        39.60    212,500       100%
9101 Cane Run Road            Louisville, KY                2000      Bulk Warehouse        14.00    231,000       100%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE            443,500       100%
                                                                                                   ----------      ------
MILWAUKEE
6523 N. Sydney Place          Glendale, WI                  1978      Light Industrial       4.00     43,440       100%
8800 W. Bradley               Milwaukee, WI                 1982      Light Industrial       8.00     77,621       100%
1435 North 113th Street       Wauwatosa, WI                 1993      Light Industrial       4.69     51,950       100%
11217-43 W. Becher Street     West Allis, WI                1979      Light Industrial       1.74     29,099       100%



                                LOCATION                  YEAR BUILT                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE  ENCUMBRANCES   -RENOVATED  BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------         ----------  ------------   ----------- -------------       -------      ---        --------
MILWAUKEE
2152 S. 114th Street           West Allis, WI               1980      Light Industrial       3.30     63,716       100%
4560 North 124th Street        Wauwatosa, WI                1976      Light Industrial       1.31     25,000       100%
12221 West Feerick Street      Wauwatosa, WI                1971      Reg. Warehouse         1.90     39,800       100%
4410 80 North 132nd Street     Butler, WI                   1999      Bulk Warehouse         4.90    100,000        80%
                                                                                                   ----------      ------
                                                                                                                   ------
                                                                      SUBTOTAL OR AVERAGE            430,626        95%
                                                                                                   ----------      ------
MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle       Bloomington, MN              1980      Manufacturing          9.65     74,118       100%
1275 Corporate Center Drive    Eagan, MN                    1990      Light Industrial       1.50     19,675       100%
1279 Corporate Center Drive    Eagan, MN                    1990      Light Industrial       1.50     19,792       100%
2815 Eagandale Boulevard       Eagan, MN                    1990      Light Industrial       2.20     29,106       100%
6201 West 111th Street         Bloomington, MN              1987      Bulk Warehouse        37.00    424,866       100%
6403-6545 Cecilia Drive        Bloomington, MN              1980      Light Industrial       9.65     87,198       100%
6925-6943 Washington Avenue    Edina, MN                    1972      Manufacturing          2.75     37,625       100%
6955-6973 Washington Avenue    Edina, MN                    1972      Manufacturing          2.25     31,189       100%
7251-7267 Washington Avenue    Edina, MN                    1972      Light Industrial       1.82     26,250       100%
7301-7325 Washington Avenue    Edina, MN                    1972      Light Industrial       1.92     27,297       100%
7101 Winnetka Avenue North     Brooklyn Park, MN            1990      Bulk Warehouse        14.18    252,978       100%
7600 Golden Triangle Drive     Eden Prairie, MN             1989      R&D/Flex               6.79     74,148       100%
9901 West 74th Street          Eden Prairie, MN           1983/88     Reg. Warehouse         8.86    150,000        42%
11201 Hampshire Avenue South   Bloomington, MN              1986      Manufacturing          5.90     60,480       100%
12220-12222 Nicollet Avenue    Burnsville, MN             1989/90     Light Industrial       1.80     17,116        67%
12250-12268 Nicollet Avenue    Burnsville, MN             1989/90     Light Industrial       4.30     42,465        91%
12224-12226 Nicollet Avenue    Burnsville, MN             1989/90     R&D/Flex               2.40     23,607        78%
305 2nd Street Northwest       New Brighton, MN             1991      Light Industrial       5.43     62,293       100%
980 Lone Oak Road              Eagan, MN                    1992      Reg. Warehouse        11.40    154,950        74%
990 Lone Oak Road              Eagan, MN                    1989      Reg. Warehouse        11.41    153,608       100%
1030 Lone Oak Road             Eagan, MN                    1988      Light Industrial       6.30     83,076        90%
1060 Lone Oak Road             Eagan, MN                    1988      Light Industrial       6.50     82,728        73%
5400 Nathan Lane               Plymouth, MN                 1990      Light Industrial       5.70     72,089       100%
6464 Sycamore Court            Maple Grove, MN              1990      Manufacturing          6.40     79,702       100%
10120 W. 76th Street           Eden Prairie, MN             1987      Light Industrial       4.52     57,798       100%
7615 Golden Triangle           Eden Prairie, MN             1987      Light Industrial       4.61     52,816        99%
7625 Golden Triangle Drive     Eden Prairie, MN             1987      Light Industrial       4.61     73,125        81%
2605 Fernbrook Lane North      Plymouth, MN                 1987      R&D/Flex               6.37     80,766       100%
12155 Nicollet Avenue          Burnsville, MN               1995      Reg. Warehouse         5.80     48,000       100%
73rd Avenue North              Brooklyn Park, MN            1995      R&D/Flex               4.46     59,782       100%
1905 W. Country Road C         Roseville, MN                1993      R&D/Flex               4.60     47,735       100%
2720 Arthur Street             Roseville, MN                1995      R&D/Flex               6.06     74,337       100%
10205 51st Avenue North        Plymouth, MN                 1990      Reg. Warehouse         2.00     30,476       100%
4100 Peavey Road               Chaska, MN                   1988      Manufacturing          8.27     78,029        71%
11300 Hampshire Ave. South     Bloomington, MN              1983      Bulk Warehouse         9.94    145,210       100%
375 Rivertown Drive            Woodbury, MN                 1996      Bulk Warehouse        11.33    251,968       100%
5205 Highway 169               Plymouth, MN                 1960      Light Industrial       7.92     98,844        85%
6451-6595 Citywest Parkway     Eden Prairie, MN             1984      R&D/Flex               6.98     82,769       100%
7100-7190 Shady Oak Road  (j)  Eden Prairie, MN             1982      Light Industrial      14.44    187,777       100%
7500-7546 Washington Square    Eden Prairie, MN             1975      Light Industrial       5.40     46,200        95%
7550-7558 Washington Square    Eden Prairie, MN             1975      Light Industrial       2.70     29,739       100%
5240-5300 Valley Industrial    Shakopee, MN                 1973      Light Industrial       9.06     80,001        64%
Blvd S
1565 First Avenue NW           New Brighton, MN             1978      Manufacturing          8.87    112,083       100%
7125 Northland Terrace         Brooklyn Park, MN            1996      R&D/Flex               5.89     79,958       100%
6900 Shady Oak Road            Eden Prairie,  MN            1980      R&D/Flex               4.60     49,190       100%
6477-6525 City West Parkway    Eden Prairie, MN             1984      R&D/Flex               7.00     89,456       100%
1157 Valley Park Drive         Shakopee, MN                 1997      Bulk Warehouse         9.97    126,014       100%
500-530 Kasota Avenue SE       Minneapolis, MN              1976      Manufacturing          4.47     85,442        80%
770-786 Kasota Avenue SE       Minneapolis, MN              1976      Manufacturing          3.16     56,388       100%
800 Kasota Avenue SE           Minneapolis, MN              1976      Manufacturing          4.10    100,250       100%
2530-2570 Kasota Avenue        St. Paul, MN                 1976      Manufacturing          4.56     75,426       100%
504 Malcolm Ave. SE            Minneapolis, MN              1999      Bulk Warehouse         7.50    143,066       100%
1150 Gateway Drive             Shakopee, MN                 1999      Bulk Warehouse         9.75    153,454       100%
5555 12th Avenue East          Shakopee, MN                 2000      Bulk Warehouse         7.81    128,593        87%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE          4,811,048        94%
                                                                                                   ----------      ------
NASHVILLE
417 Harding Industrial Drive   Nashville, TN                1972      Bulk Warehouse        13.70    207,440       100%
3099 Barry Drive               Portland, TN                 1995      Manufacturing          6.20    109,058        57%
3150 Barry Drive               Portland, TN                 1993      Bulk Warehouse        26.32    268,253       100%
5599 Highway 31 West           Portland, TN                 1995      Bulk Warehouse        20.00    161,500       100%
1650 Elm Hill Pike             Nashville, TN                1984      Light Industrial       3.46     41,228        83%
1821 Air Lane Drive            Nashville, TN                1984      Light Industrial       2.54     25,300       100%
1102 Appleton Drive            Nashville, TN                1984      Light Industrial       1.73     28,022       100%
1920 Air Lane Drive            Nashville, TN                1985      Light Industrial       3.19     49,922       100%

                               LOCATION                       YEAR BUILT                      LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE        ENCUMBRANCES  -RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/00
      ----------------        ----------        ------------  ----------   -------------      ---------     ---       --------
NASHVILLE (CONT.)
1931 Air Lane Drive           Nashville, TN                      1984      Light Industrial      10.11     87,549        92%
470 Metroplex Drive (i)       Nashville, TN                      1986      Light Industrial       8.11    102,040        84%
1150 Antiock Pike             Nashville, TN                      1987      Bulk Warehouse         9.83    146,055       100%
1630 Corporate Place          La Vergne, TN                      1973      Bulk Warehouse         7.60    122,000       100%
4640 Cummings Park            Nashville, TN                      1986      Bulk Warehouse        14.69    100,000       100%
211 Nesbitt North             Nashville, TN                      1983      Bulk Warehouse         6.12    135,625       100%
211 Nesbitt South             Nashville, TN                      1983      Bulk Warehouse         6.10    135,925       100%
211 Nesbitt West              Nashville, TN                      1985      Bulk Warehouse         3.05     67,500       100%
                                                                                                        ----------     ------
                                                                           SUBTOTAL OR AVERAGE          1,787,417        96%
                                                                                                        ----------     ------
NEW ORLEANS
520-524 Elmwood Park Blvd.(i) Jefferson, LA                      1986      Light Industrial       5.32    102,209        92%
125 Mallard St.               St. Rose, LA            (d)        1984      R&D/Flex               1.38     23,436       100%
107 Mallard                   St. Rose, LA            (d)        1985      Light Industrial       1.48     23,436       100%
125 James Drive West          St. Rose, LA            (d)        1990      Light Industrial       3.30     38,692       100%
161 James Drive West          St. Rose, LA                       1986      Light Industrial       2.80     47,474       100%
150 James Drive East          St. Rose, LA                       1986      Light Industrial       3.60     49,275        85%
115 James Drive West          St. Rose, LA            (d)        1986      Light Industrial       2.07     21,408       100%
100 James Drive               St. Rose, LA            (d)        1980      R&D/Flex               6.66     43,055       100%
143 Mallard St.               St. Rose, LA            (d)        1982      Light Industrial       1.48     23,436       100%
160 James Drive East          St. Rose, LA            (d)        1981      R&D/Flex               3.66     25,772       100%
190 James Drive East          St. Rose, LA            (d)        1987      Light Industrial       4.47     36,357        79%
120 Mallard St.               St. Rose, LA            (d)        1981      R&D/Flex               3.41     53,520        94%
110 James Drive West          St. Rose, LA            (d)        1983      R&D/Flex               1.57     24,018       100%
150 Canvasback Drive          St. Rose, LA                       1986      Reg. Warehouse         2.80     40,500       100%
150 Teal Street               St. Rose, LA                       1999      Light Industrial       3.33     53,544       100%
                                                                                                        ----------     ------
                                                                           SUBTOTAL OR AVERAGE            606,132        96%
                                                                                                        ----------     ------
NORTHERN NEW JERSEY
60 Ethel Road West            Piscataway, NJ                     1982      Light Industrial       3.93     42,802        63%
70 Ethel Road West            Piscataway, NJ                     1979      Light Industrial       3.78     62,000        81%
140 Hanover Avenue            Hanover, NJ                     1964/1988    R&D/Flex               2.95     24,905       100%
601-629 Montrose Avenue       South Plainfield, NJ               1974      Light Industrial       5.83     75,000       100%
3 Marlen                      Hamilton, NJ                       1981      Light Industrial       1.11     13,174       100%
5 Marlen                      Hamilton, NJ                       1981      Light Industrial       1.56     21,000       100%
7 Marlen                      Hamilton, NJ                       1982      Light Industrial       2.05     28,400       100%
8 Marlen                      Hamilton, NJ                       1982      Reg. Warehouse         4.36     60,001       100%
15 Marlen                     Hamilton, NJ                       1982      Light Industrial       1.19     13,562       100%
17 Marlen                     Hamilton, NJ                       1981      Light Industrial       1.32     20,065       100%
1 South Gold Drive            Hamilton, NJ                       1973      Light Industrial       1.50     20,009        95%
5 South Gold Drive            Hamilton, NJ                       1974      Light Industrial       1.97     24,000       100%
7 South Gold Drive            Hamilton, NJ                       1976      Light Industrial       1.00     10,220       100%
8 South Gold Drive            Hamilton, NJ                       1977      Light Industrial       1.14     16,907       100%
9 South Gold Drive            Hamilton, NJ                       1980      Light Industrial       1.00     13,583       100%
11 South Gold Drive           Hamilton, NJ                       1979      Light Industrial       1.97     33,114       100%
12 South Gold Drive           Hamilton, NJ                       1980      Light Industrial       1.29     20,240       100%
9 Princess Road               Lawrenceville, NJ                  1985      R&D/Flex               2.36     24,375       100%
11 Princess Road              Lawrenceville, NJ                  1985      R&D/Flex               5.33     55,000       100%
15 Princess Road              Lawrenceville, NJ                  1986      R&D/Flex               2.00     20,625       100%
17 Princess Road              Lawrenceville, NJ                  1986      R&D/Flex               1.82     18,750       100%
220 Hanover Avenue            Hanover, NJ                        1987      Bulk Warehouse        29.27    158,242       100%
244 Shefield Street           Mountainside, NJ                1965/1986    Light Industrial       2.20     23,430       100%
30 Troy Road                  Hanover,  NJ                       1972      Light Industrial       1.31     17,500       100%
15 Leslie Court               Hanover,  NJ                       1971      Light Industrial       3.08     18,000       100%
20 Leslie Court               Hanover,  NJ                       1974      Light Industrial       1.38     17,997       100%
25 Leslie Court               Hanover,  NJ                       1975      Light Industrial       1.30     70,800       100%
130 Algonquin Parkway         Hanover,  NJ                       1973      Light Industrial       5.50     29,008       100%
150 Algonquin Parkway         Hanover,  NJ                       1973      Light Industrial       2.47     17,531       100%
55 Locust Avenue              Roseland, NJ                       1980      Reg. Warehouse        13.63     79,750       100%
31 West Forest Street (i)     Englewood, NJ                      1978      Light Industrial       6.00    110,000       100%
25 World's Fair Drive         Franklin, NJ                       1986      R&D/Flex               1.81     20,000         0%
14 World's Fair Drive         Franklin, NJ                       1980      R&D/Flex               4.53     60,000        92%
16 World's Fair Drive         Franklin, NJ                       1981      Light Industrial       3.62     43,400       100%
18 World's Fair Drive         Franklin, NJ                       1982      R&D/Flex               1.06     12,809       100%
23 World's Fair Drive         Franklin, NJ                       1982      Light Industrial       1.20     16,000       100%
12 World's Fair Drive         Franklin, NJ                       1981      Light Industrial       3.85     65,000        96%
49 Napoleon Court             Franklin, NJ                       1982      Light Industrial       2.06     32,500       100%
50 Napoleon Court             Franklin, NJ                       1982      Light Industrial       1.52     20,158       100%
22 World's Fair Drive         Franklin, NJ                       1983      Light Industrial       3.52     50,000       100%
26 World's Fair Drive         Franklin, NJ                       1984      Light Industrial       3.41     47,000       100%
24 World's Fair Drive         Franklin, NJ                       1984      Light Industrial       3.45     47,000       100%

                               LOCATION                       YEAR BUILT                      LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE       ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/00
      ----------------        ----------       ------------   ----------   -------------       -------      ---       --------
NORTHERN NEW JERSEY (CONT.)
12 Wright Way                 Oakland, NJ                        1981      Reg. Warehouse         6.52     52,402       100%
155 Pierce Street             Sumerset, NJ                       1999      R&D/Flex               4.84     46,000        78%
20 World's Fair Drive Lot 13  Sumerset, NJ                       1999      R&D/Flex               4.25     30,000        67%
10 New Maple Road             Pine Brook, NJ                  1973/1999    Bulk Warehouse        18.13    265,376       100%
60 Chapin Road                Pine Brook, NJ                  1977/2000    Bulk Warehouse        13.61    258,240       100%
45 Route 46                   Pine Brook, NJ                  1974/1987    Light Industrial       6.54     83,830        81%
43 Route 46                   Pine Brook, NJ                  1974/1987    Light Industrial       2.48     35,629        87%
39 Route 46                   Pine Brook, NJ                     1970      R&D/Flex               1.64     22,014        80%
26 Chapin Road                Pine Brook, NJ                     1983      Light Industrial       5.15     75,623        83%
30 Chapin Road                Pine Brook, NJ                     1983      Light Industrial       5.15     75,633        89%
20 Hook Mountain Road         Pine Brook, NJ                  1972/1984    Bulk Warehouse        14.02    213,940        98%
30 Hook Mountain Road         Pine Brook, NJ                  1972/1987    Light Industrial       3.36     51,264        73%
55 Route 46                   Pine Brook, NJ                  1978/1994    R&D/Flex               2.13     24,051       100%
16 Chapin Road                Pine Brook, NJ                     1987      R&D/Flex               4.61     67,795        92%
20 Chapin Road                Pine Brook, NJ                     1987      R&D/Flex               5.69     83,748       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          2,959,402        94%
                                                                                                        ----------     -------
PHOENIX
4655 Mc Dowell                Phoenix, AZ                        2000      Light Industrial       3.97     58,285        79%
1045 South Edward Drive       Tempe, AZ                          1976      Light Industrial       2.12     38,560       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE             96,845        87%
                                                                                                        ----------     -------
PORTLAND
5687 International Way (k)    Milwaukee, OR           (h)        1974      Light Industrial       3.71     52,080        80%
5795 SW Jean Road (j)         Lake Oswego, OR                    1985      Light Industrial       3.02     37,352       100%
12130 NE Ainsworth
Circle (i)                    Portland, OR                       1986      R&D/Flex               4.39     53,021        77%
5509 NW 122nd Ave  (i)        Milwaukee, OR           (g)        1995      Light Industrial       2.51     26,850       100%
6105-6113 NE 92nd Avenue (k)  Portland, OR                       1978      Light Industrial       7.42    145,250       100%
8727 NE Marx Drive  (j)       Portland, OR                       1987      Light Industrial       6.59    111,000        59%
3388 SE 20th Street           Portland, OR                       1981      Light Industrial       0.25     11,810       100%
5962-5964 NE 87th Avenue      Portland, OR                       1979      Light Industrial       1.28     14,000       100%
116 SE Yamhill                Portland, OR                       1974      Light Industrial       0.23      7,500       100%
9106 NE Marx Drive            Portland, OR                       1969      Light Industrial       0.53      7,500       100%
11620 NE Ainsworth Circle     Portland, OR                       1992      Light Industrial       1.55     10,000       100%
11824 NE Ainsworth Circle     Portland, OR                       1992      Light Industrial       2.13     20,812        27%
12124 NE Ainsworth Circle     Portland, OR                       1984      Light Industrial       2.52     29,040       100%
2715 SE Raymond               Portland, OR                       1971      Light Industrial       1.28     35,000       100%
1645 NE 72nd Avenue           Portland, OR                       1972      Light Industrial       0.73     21,600       100%
1630 SE 8th Avenue            Portland, OR                       1968      Light Industrial       0.92      5,000       100%
9044 NE Marx Drive            Portland, OR                       1986      Light Industrial       0.35     19,500       100%
2443 SE 4th Avenue            Portland, OR                       1964      Light Industrial       0.76     27,128       100%
711 SE Stark Street           Portland, OR                       1972      Light Industrial       0.23      8,000       100%
11632 NE Ainsworth Circle     Portland, OR                       1990      Light Industrial       9.63    124,610        98%
14699 NE Airport Way          Portland, OR                       1998      Light Industrial       4.75     20,000       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE            787,053        88%
                                                                                                        ----------     -------
SALT LAKE CITY
2255 South 300 West (n)       Salt Lake City, UT                 1980      Light Industrial       4.56    103,018       100%
512 Lawndale Drive (o)        Salt Lake City, UT                 1981      Light Industrial      35.00    395,638        79%
1270 West 2320 South          West Valley, UT                    1986      R&D/Flex               1.49     13,025        58%
1275 West 2240 South          West Valley, UT                    1986      R&D/Flex               2.06     38,227       100%
1288 West 2240 South          West Valley, UT                    1986      R&D/Flex               0.97     13,300        60%
2235 South 1300 West          West Valley, UT                    1986      Light Industrial       1.22     19,000        54%
1293 West 2200 South          West Valley, UT                    1986      R&D/Flex               0.86     13,300        45%
1279 West 2200 South          West Valley, UT                    1986      R&D/Flex               0.91     13,300       100%
1272 West 2240 South          West Valley, UT                    1986      Light Industrial       3.07     34,870        36%
1149 West 2240 South          West Valley, UT                    1986      Light Industrial       1.71     21,250       100%
1142 West 2320 South          West Valley, UT                    1987      Light Industrial       1.52     17,500        83%
1152 West 2240 South          West Valley, UT                    1999      R&D/Flex              13.56     55,785       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE            738,213        82%
                                                                                                        ----------     -------
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.          Cherry Hill, NJ                    1963      Light Industrial       2.10     58,139       100%
2 Springdale Road             Cherry Hill, NJ                    1968      Light Industrial       1.44     21,008        92%
4 Springdale Road (i)         Cherry Hill, NJ                    1963      Light Industrial       3.02     58,189       100%
6 Springdale Road             Cherry Hill, NJ                    1964      Light Industrial       1.44     23,037       100%
8 Springdale Road             Cherry Hill, NJ                    1966      Light Industrial       3.02     45,054        59%
12 Springdale Road            Cherry Hill, NJ                    1965      Light Industrial       3.40     49,259        75%
1 Esterbrook Lane             Cherry Hill, NJ                    1965      Light Industrial       1.71      8,610       100%
16 Springdale Road            Cherry Hill, NJ                    1967      Light Industrial       5.30     48,922       100%
5 Esterbrook Lane             Cherry Hill, NJ                    1966      Reg. Warehouse         5.45     39,167       100%
2 Pin Oak Lane                Cherry Hill, NJ                    1968      Light Industrial       4.45     51,230       100%
6 Esterbrook Lane             Cherry Hill, NJ                    1966      Light Industrial       3.96     32,914       100%
3 Computer Drive              Cherry Hill, NJ                    1966      Bulk Warehouse        11.40    181,000        67%
28 Springdale Road            Cherry Hill, NJ                    1967      Light Industrial       2.93     38,949       100%

                               LOCATION                       YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE       ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------       ------------   ----------   -------------       -------      ---        --------
SOUTHERN NEW JERSEY
3 Esterbrook Lane             Cherry Hill, NJ                    1968      Light Industrial       2.15     32,844       100%
4 Esterbrook Lane             Cherry Hill, NJ                    1969      Light Industrial       3.42     39,266       100%
26 Springdale Road            Cherry Hill, NJ                    1968      Light Industrial       3.25     31,652        93%
1 Keystone Ave.               Cherry Hill, NJ                    1969      Light Industrial       4.15     60,983        90%
1919 Springdale Road          Cherry Hill, NJ                    1970      Light Industrial       5.13     49,300       100%
21 Olnev Ave.                 Cherry Hill, NJ                    1969      Manufacturing          1.75     22,738       100%
19 Olnev Ave.                 Cherry Hill, NJ                    1971      Light Industrial       4.36     53,962        73%
2 Keystone Ave.               Cherry Hill, NJ                    1970      Light Industrial       3.47     50,922        91%
18 Olnev Ave.                 Cherry Hill, NJ                    1974      Light Industrial       8.85     62,542       100%
22 Springdale Road            Cherry Hill, NJ                    1977      Light Industrial       6.24     88,872        75%
1998 Springdale Road          Cherry Hill, NJ                    1971      Light Industrial       0.95     14,000       100%
55 Carnegie Drive             Cherry Hill, NJ                    1988      Reg. Warehouse        15.20     90,804       100%
57 Carnegie Drive             Cherry Hill, NJ                    1987      Bulk Warehouse        13.70    142,750       100%
111 Whittendale Drive         Morrestown, NJ                  1991/1996    Reg. Warehouse         5.00     79,329       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          1,475,442        90%
                                                                                                        ----------     -------
ST. LOUIS
2121 Chapin Industrial Drive  Vinita Park, MO                  1969/87     Bulk Warehouse        23.40    281,105       100%
1200 Andes Boulevard          Olivette, MO                       1967      Light Industrial       2.77     66,600       100%
2462-2470 Schuetz Road        St. Louis, MO                      1965      Light Industrial       2.28     43,868       100%
10431-10449 Midwest
Industrial                    Olivette, MO                       1967      Light Industrial       2.40     55,125       100%
10751 Midwest Industrial
Blvd.                         Olivette, MO                       1965      Light Industrial       1.70     44,100       100%
11652-11666 Fairgrove
Industrial                    St. Louis, MO                      1966      Light Industrial       1.92     31,500       100%
11674-11688 Fairgrove
Industrial                    St. Louis, MO                      1967      Light Industrial       1.53     31,500       100%
2337 Centerline Drive         Maryland Heights, MO               1967      Light Industrial       3.46     75,600       100%
6951 N. Hanley (i)            Hazelwood, MO                      1965      Bulk Warehouse         9.50    129,614       100%
4560 Anglum Road              Hazelwood, MO                      1970      Light Industrial       2.60     35,114       100%
2760 South 1st Street         St. Louis, MO                      1997      Bulk Warehouse        11.00    178,800       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE            972,926       100%
                                                                                                        ----------     -------
TAMPA
6614 Adamo Drive              Tampa, FL                          1967      Reg. Warehouse         2.78     41,377       100%
202 Kelsey                    Tampa, FL                          1989      Bulk Warehouse         6.30    112,000       100%
6202 Benjamin Road            Tampa, FL                          1981      R&D/Flex               2.04     29,845       100%
6204 Benjamin Road            Tampa, FL                          1982      Light Industrial       4.16     60,975       100%
6206 Benjamin Road            Tampa, FL                          1983      Light Industrial       3.94     57,708       100%
6302 Benjamin Road            Tampa, FL                          1983      R&D/Flex               2.03     29,747        91%
6304 Benjamin Road            Tampa, FL                          1984      R&D/Flex               2.04     29,845       100%
6306 Benjamin Road            Tampa, FL                          1984      Light Industrial       2.58     37,861       100%
6308 Benjamin Road            Tampa, FL                          1984      Light Industrial       3.22     47,256        80%
5313 Johns Road               Tampa, FL                          1991      R&D/Flex               1.36     25,690       100%
5602 Thompson Center Court    Tampa, FL                          1972      R&D/Flex               1.39     14,914       100%
5411 Johns Road               Tampa, FL                          1997      Light Industrial       1.98     30,204       100%
5525 Johns Road               Tampa, FL                          1993      R&D/Flex               1.46     24,139       100%
5607 Johns Road               Tampa, FL                          1991      R&D/Flex               1.34     13,500       100%
5709 Johns Road               Tampa, FL                          1990      Light Industrial       1.80     25,480        44%
5711 Johns Road               Tampa, FL                          1990      Light Industrial       1.80     25,455       100%
4410 East Adamo Drive         Tampa, FL                          1990      Bulk Warehouse         5.60    101,744       100%
4420 East Adamo Drive         Tampa, FL                          1990      Reg. Warehouse         1.40     26,650       100%
4430 East Adamo Drive         Tampa, FL                          1987      Reg. Warehouse         3.75     64,551       100%
4440 East Adamo Drive         Tampa, FL                          1988      Reg. Warehouse         3.75     64,800       100%
4450 East Adamo Drive         Tampa, FL                          1969      Reg. Warehouse         4.00     46,462        48%
5453 West Waters Avenue       Tampa, FL                          1987      R&D/Flex               0.66      7,200       100%
5455 West Waters Avenue       Tampa, FL                          1987      R&D/Flex               2.97     32,424       100%
5553 West Waters Avenue       Tampa, FL                          1987      Light Industrial       2.97     32,424       100%
5501 West Waters Avenue       Tampa, FL                          1990      R&D/Flex               1.53     15,870       100%
5503 West Waters Avenue       Tampa, FL                          1990      R&D/Flex               0.68      7,060        16%
5555 West Waters Avenue       Tampa, FL                          1990      R&D/Flex               2.31     23,947       100%
5557 West Waters Avenue       Tampa, FL                          1990      R&D/Flex               0.57      5,860       100%
5903 Johns Road               Tampa, FL                          1987      Light Industrial       1.20     11,600       100%
4107 North Himes Avenue       Tampa, FL                          1990      R&D/Flex               1.86     25,522       100%
5461 W. Waters Avenue         Tampa, FL                          1998      Light Industrial       1.84     21,778       100%
10040 18th Street North       Tampa, FL                          1998      Reg. Warehouse         5.15     82,469        76%
5471 W. Waters Avenue         Tampa, FL                          1999      R&D/Flex               2.00     23,778       100%
5505 Johns Road #7            Tampa, FL                          1999      Light Industrial       2.12     30,019       100%
8110 Anderson Road            Tampa, FL                          1999      Light Industrial       7.40    100,000        80%
8130 Anderson Road            Tampa, FL                          1999      Reg. Warehouse         5.30     72,000        65%
5481 W. Waters Avenue         Tampa, FL                          1999      R&D/Flex               3.60     41,861       100%
5483 W. Waters Avenue         Tampa, FL                          1999      R&D/Flex               2.92     33,861       100%
6702-6712 Benjamin Road (m)   Tampa, FL                          1982      Light Industrial       9.20    107,540        93%
5905 Breckenridge Parkway     Tampa, FL                          1982      R&D/Flex               1.67     18,720       100%
5907 Breckenridge Parkway     Tampa, FL                          1982      R&D/Flex               0.53      5,980       100%
5909 Breckenridge Parkway     Tampa, FL                          1982      R&D/Flex               1.60     18,000       100%

                               LOCATION                       YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE       ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------       ------------   ----------   -------------       -------      ---        --------
TAMPA (CONT.)
5911 Breckenridge Parkway     Tampa, FL                          1982      R&D/Flex               2.70      30,397       100%
5910 Breckenridge Parkway     Tampa, FL                          1982      R&D/Flex               4.77      53,591        95%
5912 Breckenridge Parkway     Tampa, FL                          1982      R&D/Flex               4.70      52,806        98%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR  AVERAGE          1,764,910        93%
                                                                                                        ----------     -------
OTHER
2800 Airport Road (l)         Denton, TX                         1968      Manufacturing         29.91     222,403       100%
3501 Maple Street             Abilene, TX                        1980      Manufacturing         34.42     123,700       100%
4200 West Harry Street (j)    Wichita, KS                        1972      Bulk Warehouse        21.45     177,655       100%
Industrial Park No. 2         West Lebanon, NH                   1968      Bulk Warehouse        10.27     156,200       100%
2675 Valley View Drive        Shreveport, LA                     1997      Bulk Warehouse        12.00     250,000       100%
6601 S. 33rd Street           McAllen, TX                        1975      Reg. Warehouse         3.31      50,000       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE             979,958       100%
                                                                                                        ----------     -------
                                                                                       TOTAL            55,615,111        95%
                                                                                                        ==========     =======

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


                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------     ------------    ---------------    ----------------    --------------------    ---------------------

      2001                    766         11,893,217               22.5%     $             51,802                   21.0%

      2002                    602          9,597,715               18.2%                   46,271                   18.8%

      2003                    571          9,078,566               17.2%                   45,509                   18.4%

      2004                    301          6,660,414               12.6%                   30,382                   12.3%

      2005                    296          6,451,237               12.2%                   32,319                   13.1%

      2006                     63          2,074,293                3.9%                    9,285                    3.8%

      2007                     45          3,185,368                6.0%                   13,044                    5.3%

      2008                     19            826,845                1.6%                    3,720                    1.5%

      2009                     26          1,086,854                2.1%                    5,107                    2.1%

      2010                     19          1,040,388                2.0%                    4,469                    1.8%

      Thereafter               17            917,062                1.7%                    4,845                    1.9%

                      ------------    ---------------     ---------------    --------------------    ---------------------
      Total                 2,725         52,811,959              100.0%     $            246,753                  100.0%
                      ============    ===============     ===============    ====================    =====================

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

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------    ------------    ---------------    ----------------    --------------------    ---------------------
      2001                     57          2,377,709               19.5%     $              8,413                   17.2%

      2002                     33          1,189,285                9.7%                    5,057                   10.3%

      2003                                 2,226,183               18.2%                    9,038                   18.4%
                               42
      2004                     35          1,888,907               15.5%                    7,993                   16.3%

      2005                     22          1,352,603               11.1%                    5,910                   12.1%

      2006                                   441,236                3.6%                    1,810                    3.7%
                                9
      2007                                   581,397                4.8%                    1,572                    3.2%
                                7
      2008                      4            591,786                4.8%                    2,827                    5.8%

      2009                      5            940,985                7.7%                    3,277                    6.7%

      2010                      4            148,003                1.2%                    878                      1.8%

      Thereafter                4            468,000                3.9%                    2,231                    4.5%

                      ------------    ---------------     ---------------    --------------------    ---------------------
      Total                   222         12,206,094              100.0%     $             49,006                  100.0%
                      ============    ===============     ===============    ====================    =====================

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

     The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

                                                       Distribution
              Quarter Ended                              Declared
              -------------                              --------
              December 31, 2000....................      $.6575
              September 30, 2000...................       .6200
              June 30, 2000........................       .6200
              March 31, 2000.......................       .6200
              December 31, 1999....................       .6200
              September 30, 1999...................       .6000
              June 30, 1999........................       .6000
              March 31, 1999.......................       .6000


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

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K/A No. 1. The historical statements of operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical balance sheet data and other data as of December 31, 2000, 1999, 1998, 1997 and 1996 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.



                                         -------------------------------------------------------------------------------
                                              YEAR             YEAR             YEAR            YEAR            YEAR
                                             ENDED             ENDED            ENDED           ENDED          ENDED
                                            12/31/00         12/31/99         12/31/98        12/31/97        12/31/96
                                         -----------       ------------     ------------    ------------     -----------
                                                (IN THOUSANDS, EXCEPT PER UNIT, RATIO AND PROPERTY DATA)

STATEMENTS OF OPERATIONS DATA:
 Total Revenues ......................  $    321,220    $    314,365    $    293,386    $     98,566    $     37,587
 Property Expenses ...................       (93,188)        (85,326)        (85,773)        (29,183)         (9,935)
 General & Administrative Expense ....       (16,971)        (12,961)        (12,919)         (5,820)         (4,014)
 Interest Expense ....................       (80,885)        (76,799)        (68,862)        (25,099)         (4,685)
 Amortization of Interest Rate
    Protection Agreements and
    Deferred Financing Costs .........        (1,683)         (1,295)           (851)           (369)           (196)
 Depreciation & Other Amortization ...       (55,558)        (57,927)        (54,209)        (15,873)         (6,310)
 Valuation Provision on Real
Estate Held For Sale (a) .............        (2,169)            ---             ---             ---             ---
 Restructuring Charge (b) ............           ---             ---          (6,858)            ---             ---
 Equity in Income of Other Real
    Estate Partnerships ..............        33,049          45,714          27,583          31,297          20,130
 Equity in Income of Joint Ventures ..           571             302              45             ---             ---
 Disposition of Interest Rate
    Protection Agreements (c) ........           ---             ---          (8,475)          4,038             ---
 Gain on Sales of Real Estate ........        25,430          11,904           2,931             728           4,344
                                        ------------    ------------    ------------    ------------    ------------
 Income Before Extraordinary
    Loss and Cumulative Effect of
    Change in Accounting Principle ...       129,816         137,977          85,998          58,285          36,921
 Extraordinary Loss (d) ..............           ---             ---             ---          (4,666)         (2,273)
 Cumulative Effect of Change in
   Accounting Principle (e) ..........           ---             ---            (719)            ---             ---
                                        ------------    ------------    ------------    ------------    ------------
 Net Income ..........................       129,816         137,977          85,279          53,619          34,648
  Preferred Unit Distributions .......       (28,924)        (28,924)        (26,691)         (7,936)            ---
                                        ------------    ------------    ------------    ------------    ------------
  Net Income Available to  Unitholders  $    100,892    $    109,053    $     58,588    $     45,683    $     34,648
                                        ============    ============    ============    ============    ============
 Net Income Available to Unitholders
     Before Extraordinary Loss and
     Cumulative Effect of Change
   in Accounting Principle Per  Unit:
          Basic ......................  $       2.20    $       2.41    $       1.34    $       1.41    $       1.38
                                        ============    ============    ============    ============    ============
          Diluted ....................  $       2.19    $       2.40    $       1.34    $       1.40    $       1.38
                                        ============    ============    ============    ============    ============
 Net Income Available to Unitholders
     Per Unit:
          Basic ......................  $       2.20    $       2.41    $       1.33    $       1.28    $       1.29
                                        ============    ============    ============    ============    ============
          Diluted ....................  $       2.19    $       2.40    $       1.32    $       1.27    $       1.29
                                        ============    ============    ============    ============    ============
 Distributions Per Unit ..............  $     2.5175    $       2.42    $       2.19    $      2.045    $     1.9675
                                        ============    ============    ============    ============    ============
Weighted Average Number of Units
     Outstanding:
           Basic .....................        45,928          45,271          44,100          35,682          26,763
                                        ============    ============    ============    ============    ============
          Diluted ....................        46,184          45,373          44,283          35,987          26,849
                                        ============    ============    ============    ============    ============

BALANCE SHEET DATA (END OF
PERIOD):
Real Estate, Before Accumulated
         Depreciation ................  $  2,020,552    $  2,131,434    $  2,133,465    $  1,201,060    $    353,781
Real Estate, After Accumulated
         Depreciation ................     1,838,072       1,952,141       1,988,030       1,178,741         345,648
Real Estate Held For Sale, Net .......       190,379             ---             ---             ---             ---
 Investment in and Advances to
   Other Real Estate Partnerships ....       381,231         380,774         368,364         643,621         258,411
Total Assets .........................     2,539,407       2,443,987       2,470,661       1,870,183         622,122
Mortgage Loans Payable, Net,
    Acquisition Facilities Payable
and Senior Unsecured Debt, Net .......     1,180,023       1,105,747       1,149,460         839,592          59,897
Total Liabilities ....................     1,329,576       1,228,637       1,261,102         904,006          86,890
Partners' Capital ....................     1,209,831       1,215,350       1,209,559         966,177         535,232
OTHER DATA:
 Cash Flows  From Operating Activities  $    151,889    $    183,533    $    147,902    $     62,057    $     18,871
 Cash Flows From Investing  Activities       (85,152)        (15,798)       (538,395)     (1,084,002)       (202,673)
 Cash Flows From Financing  Activities       (63,115)       (181,659)        399,444       1,022,645         181,604
 Total Properties (f) ................           865             868             886             521             137
 Total GLA in sq. ft (f) .............    55,615,111      54,788,585      57,403,413      34,259,042      12,650,986
 Occupancy % (f) .....................            95%             96%             95%             94%             97%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K/A No. 1.

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

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $7.9 million or 9.2% due primarily to increases in all property expense categories. The increase in real estate tax expense is due primarily to general increases in real estate taxes in many of the Consolidated Operating Partnership's markets. The increase in repairs and maintenance expense is due primarily to an increase in landscaping and maintenance expenses. The increase in property management expense is primarily due to the opening of a regional office in California in the third quarter of 1999 as well as general pay increases. Insurance expense increased due primarily to rate increases. Other expense increased due primarily to an increase in master lease payments associated with certain properties during the year ended December 31, 2000 compared to the year ended December 31, 1999. Property expenses from properties owned prior to January 1, 1999 increased by approximately $4.1 million or 6.3% due primarily to the explanations above.

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

RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges was 2.13, 2.44 and 2.08 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in earnings to fixed charges between fiscal years 1999 and 1998 is primarily due to an increase in income from operations in fiscal year 1999 as compared to fiscal year 1998 due to a restructuring charge and a loss from disposition of interest rate protection agreements incurred in 1998 and an increase in the equity in income of other real estate partnerships as discussed in "Results of Operations" above. The decrease in earnings to fixed charges between fiscal years 2000 and 1999 is primarily due to a decrease in income from operations in fiscal year 2000 as compared to fiscal year 1999 due to a valuation provision on real estate held for sale and a decrease in the equity in income of Other Real Estate Partnerships as well as an increase in fixed charges resulting from an increase in interest expense due to an increase in the weighted average interest rate for the year ended December 31, 2000 compared to the year ended December 31, 1999 and an increase in the weighted average debt balance outstanding as discussed in "Results of Operations" above.

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

     From January 1, 2001 to March 23, 2001, the Consolidated Operating Partnership acquired 13 industrial properties and several land parcels for a total estimated investment of approximately $45.5 million. The Consolidated

Operating Partnership also sold eight industrial properties and one land parcel for approximately $19.5 million of gross proceeds.

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

     For the year ended December 31, 2000, certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company were $12.5 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 518,550 Units to the Company in the same amount.

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

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of December 31, 2000 and March 23, 2001, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At December 31, 2000, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.26%. As of March 23, 2001, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $228.0 million available in additional borrowings under the 2000 Unsecured Acquisition Facility. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus
 .80% or the Prime Rate, at the Company's option.

RELATED PARTY TRANSACTIONS

     The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2000, this relative received approximately $.06 million in brokerage commissions paid by the Consolidated Operating Partnership.

     The Consolidated Operating Partnership periodically utilizes consulting services from the private consulting firm of Robert J. Slater, a director of the Company. For the year ended December 31, 2000, the Consolidated Operating Partnership has paid approximately $.005 million of fees to this entity.

     On November 19, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8.3 million. An entity in which one of the shareholders is Jay Shidler, Chairman of the Board of Directors ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Operating Partnership sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2.5 million. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Operating Partnership and the Operating Partnership had the option of buying the properties back from the purchaser for a stipulated period of time. In

January 2000, the purchasers exercised their options to sell the properties back to the Operating Partnership. The gain on sale was deferred due to the existence of these options.

     In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by Michael W. Brennan, President and Chief Executive Officer and a director of the Company, Michael J. Havala, Chief Financial Officer of the Company, Johannson L. Yap, Chief Investment Officer of the Company and Gary H. Heigl, former Chief Operating Officer of the Company, for approximately $1.3 million, in connection with FRDS' election to become a wholly-owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.

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

OTHER

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Consolidated Operating Partnership for the year ending December 31, 2001. FAS 133 did not have an impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

Exhibit No.   Description
----------    -----------

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.9 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.11 6.50% Dealer remarketable securities due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)

4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.15** 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P.

4.16** Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011

4.17** Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC

12.1*         Computation of ratios of earnings to fixed charges of First
              Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13102)

23 *          Consent of PricewaterhouseCoopers LLP

   *  Filed herewith.
   ** Filed previously as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b)   REPORTS ON FORM 8-K AND 8-K/A
      None.


--------------------------------------------------------------------------------

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


                             FIRST INDUSTRIAL, L.P.


                             BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                 AS GENERAL PARTNER

Date:  July 6, 2001          By: /s/ Michael W. Brennan
                                 ----------------------------------------------
                                 Michael W. Brennan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  July 6, 2001          By: /s/ Michael J. Havala
                                 ----------------------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
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

Exhibit No.   Description
----------    -----------

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.9 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

4.10 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.11 6.50% Dealer remarketable securities due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.12 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P dated July 15, 1998, File No. 333-21873)

4.14 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.15** 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P.

4.16** Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011

4.17** Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC


12.1*         Computation of ratios of earnings to fixed charges of First
              Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13102)

23*           Consent of PricewaterhouseCoopers LLP


        * Filed herewith.
      ** Filed previously as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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









                                               PricewaterhouseCoopers LLP




Chicago, Illinois
February 9, 2001

                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                      December 31,   December 31,
                                                                         2000           1999
                                                                      -----------    -----------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ........................................................   $   341,746    $   311,149
      Buildings and Improvements ..................................     1,643,540      1,776,217
      Furniture, Fixtures and Equipment ...........................         1,353          1,353
      Construction in Progress ....................................        33,913         42,715
      Less: Accumulated Depreciation ..............................      (182,480)      (179,293)
                                                                      -----------    -----------
              Net Investment in Real Estate .......................     1,838,072      1,952,141

   Real Estate Held for Sale, Net of Accumulated Depreciation
     and Amortization of $21,974 ..................................       190,379           --
   Investments in and Advances to Other Real Estate
     Partnerships .................................................       381,231        380,774
   Cash and Cash Equivalents ......................................         3,644             22
   Restricted Cash ................................................        23,027            927
   Tenant Accounts Receivable, Net ................................         8,857          8,986
   Investments in Joint Ventures ..................................         6,158          6,408
   Deferred Rent Receivable .......................................        10,887         13,777
   Deferred Financing Costs, Net ..................................        10,543          9,905
   Prepaid Expenses and Other Assets, Net .........................        66,609         71,047
                                                                      -----------    -----------
              Total Assets ........................................   $ 2,539,407    $ 2,443,987
                                                                      ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ....................................   $    61,242    $    63,059
   Senior Unsecured Debt, Net .....................................       948,781        948,688
   Acquisition Facility Payable ...................................       170,000         94,000
   Accounts Payable and Accrued Expenses ..........................        94,448         75,397
   Rents Received in Advance and Security Deposits ................        17,593         19,329
   Distributions Payable ..........................................        37,512         28,164
                                                                      -----------    -----------
              Total Liabilities ...................................     1,329,576      1,228,637
                                                                      -----------    -----------

Commitments and Contingencies .....................................          --             --

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at December 31, 2000 and 1999) ..................       336,990        336,990
    General Partner Units (38,844,086 and 38,152,811 units
      issued and outstanding at December 31, 2000 and 1999,
      respectively) ...............................................       697,864        694,899
    Unamortized Value of General Partnership Restricted Units .....        (8,812)        (4,087)
    Limited Partners' Units (7,223,859 and 7,309,643 units
      issued and outstanding at December 31, 2000 and 1999,
      respectively) ...............................................       183,406        187,548
    Amortization of Stock Based Compensation ......................           383           --
                                                                      -----------    -----------
                Total Partners' Capital ...........................     1,209,831      1,215,350
                                                                      -----------    -----------
                Total Liabilities and Partners' Capital ...........   $ 2,539,407    $ 2,443,987
                                                                      ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except for per unit data)



                                                                                Year Ended          Year Ended        Year Ended
                                                                               December 31,        December 31,      December 31,
                                                                                   2000                1999              1998
                                                                               ------------        ------------      ------------
   Revenues:
      Rental Income ........................................................   $ 253,799            $ 249,719          $ 237,167
      Tenant Recoveries and Other Income ...................................      67,421               64,646             56,219
                                                                               ---------            ---------          ---------
                Total Revenues .............................................     321,220              314,365            293,386
                                                                               ---------            ---------          ---------

   Expenses:
      Real Estate Taxes ....................................................      51,320               49,590             48,768
      Repairs and Maintenance ..............................................      16,256               14,992             13,841
      Property Management ..................................................      11,730                9,013             11,541
      Utilities ............................................................       7,849                7,602              7,667
      Insurance ............................................................       1,195                  690                794
      Other ................................................................       4,838                3,439              3,162
      General and Administrative ...........................................      16,971               12,961             12,919
      Interest .............................................................      80,885               76,799             68,862
      Amortization of Deferred Financing Costs .............................       1,683                1,295                851
      Depreciation and Other Amortization ..................................      55,558               57,927             54,209
      Valuation Provision on Real Estate Held for Sale .....................       2,169                 --                 --
      Restructuring Charge .................................................        --                   --                6,858
                                                                               ---------            ---------          ---------
                 Total Expenses ............................................     250,454              234,308            229,472
                                                                               ---------            ---------          ---------

   Income from Operations Before Equity in Income of Other Real Estate
         Partnerships, Equity in Income of Joint Ventures and Disposition of
         Interest Rate Protection Agreements ...............................      70,766               80,057             63,914
   Equity in Income of Other Real Estate Partnerships ......................      33,049               45,714             27,583
   Equity in Income of Joint Ventures ......................................         571                  302                 45
   Disposition of Interest Rate Protection Agreements ......................        --                   --               (8,475)
                                                                               ---------            ---------          ---------
   Income from Operations ..................................................     104,386              126,073             83,067
   Gain on Sale of Real Estate .............................................      25,430               11,904              2,931
                                                                               ---------            ---------          ---------
   Income Before Cumulative Effect of Change in Accounting Principle .......     129,816              137,977             85,998
   Cumulative Effect of Change in Accounting Principle .....................        --                   --                 (719)
                                                                               ---------            ---------          ---------
   Net Income ..............................................................     129,816              137,977             85,279
    Less: Preferred Unit Distributions .....................................     (28,924)             (28,924)           (26,691)
                                                                               ---------            ---------          ---------
    Net Income Available to Unitholders ....................................   $ 100,892            $ 109,053          $  58,588
                                                                               =========            =========          =========

Net Income Available to Unitholders Before Cumulative Effect Of
    Change in Accounting Principle Per Weighted Average Unit Outstanding:
               Basic .......................................................   $    2.20            $    2.41          $    1.34
                                                                               =========            =========          =========
               Diluted .....................................................   $    2.19            $    2.40          $    1.34
                                                                               =========            =========          =========

Net Income Available to Unitholders Per Weighted Average
           Unit Outstanding:
               Basic .......................................................   $    2.20            $    2.41          $    1.33
                                                                               =========            =========          =========
               Diluted .....................................................   $    2.19            $    2.40          $    1.32
                                                                               =========            =========          =========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)


                                                                                        Unamortized
                                                                                         Value of
                                                            General                       General                      Amortization
                                                            Partner        General        Partner       Limited          Of Stock
                                                           Preferred       Partner      Restricted      Partners           Based
                                               Total         Units          Units          Units         Units         Compensation
                                            -----------   -----------    -----------    -----------   ------------     -------------
Balance at December 31, 1997 .............  $   966,177   $   144,290   $   677,608    $    (3,417)    $   147,696          $   --
  Contributions ..........................      279,208       192,700        37,095             --          49,413              --
  Issuance of General Partner
     Restricted  Units ...................           --            --         2,345         (2,345)             --              --
  Amortization of General Partner
     Restricted Units ....................           --         2,450            --          2,450              --              --
  Distributions ..........................     (123,555)      (26,691)      (82,316)            --         (14,548)             --
  Unit Conversions .......................           --            --         5,150             --          (5,150)             --
  Net Income .............................       85,279        26,691        50,041             --           8,547              --
                                            -----------   -----------   -----------    ------------    -----------          ------
  Balance at December 31, 1998 ...........    1,209,559       336,990       689,923          (3,312)       185,958              --
  Contributions ..........................        5,115            --           840              --          4,275              --
  Issuance of General Partner
     Restricted Units ....................           --            --         2,008          (2,008)            --              --
  Amortization of General Partner
     Restricted Units ....................        1,233            --            --           1,233             --              --
  Distributions ..........................     (138,534)      (28,924)      (92,151)             --        (17,459)             --
  Unit Conversions .......................           --            --         2,618              --         (2,618)             --
  Net Income .............................      137,977        28,924        91,661              --         17,392              --
                                            -----------   -----------   -----------     -----------    -----------          ------
Balance at December 31, 1999 .............    1,215,350       336,990       694,899          (4,087)       187,548              --
  Contributions ..........................       16,156            --        12,769              --          3,387              --
  Issuance of General Partner
     Restricted Units ....................           --            --         9,689           (9,689)           --              --
  Purchase of General Partnership Units ..      (11,699)           --       (11,699)              --            --              --
  Repurchase and Retirement of
     Restricted Units ....................         (466)           --          (466)              --            --              --
  Amortization of Stock Based
     Compensation ........................          383            --            --               --            --             383
  Amortization of General Partner
     Restricted Units ....................        4,964            --            --            4,964            --              --
  Distributions ..........................     (144,673)      (28,924)      (97,531)              --       (18,218)             --
  Unit Conversions .......................           --            --         5,706               --        (5,706)             --
  Net Income .............................      129,816        28,924        84,497               --        16,395              --
                                            -----------   -----------   -----------      -----------   -----------          ------
Balance at December 31, 2000 .............  $ 1,209,831   $   336,990   $   697,864      $    (8,812)  $   183,406          $  383
                                            ===========   ===========   ===========      ===========   ===========          ======

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                              Year Ended          Year Ended          Year Ended
                                                                          December 31, 2000   December 31, 1999   December 31, 1998
                                                                          -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .............................................................  $ 129,816                $  137,977          $   85,279
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
Depreciation ...........................................................     49,496                    52,494             48,889
    Amortization of Deferred Financing Costs ...........................      1,683                     1,295                851
    Other Amortization .................................................      9,650                     5,504              7,155
    Valuation Provision on Real Estate Held for Sale ...................      2,169                        --                 --
    Provision for Bad
Debts ..................................................................         50                         8                649
    Equity in Income of Joint Ventures .................................       (571)                     (302)               (45)
    Distributions from Joint Ventures ..................................        571                       302                 --
    Gain on Sale of Real Estate ........................................    (25,430)                  (11,904)            (2,931)
    Equity in Income of Other Real Estate Partnerships .................    (33,049)                  (45,714)           (27,583)
    Distributions from Investment in Other Real Estate Partnerships ....     33,049                    45,714             27,583
    Cumulative Effect of Change in Accounting Principle ................       --                          --                719
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ................................    (20,865)                   (7,948)           (19,039)
    Increase in Deferred Rent Receivable ...............................       (830)                   (3,510)            (3,977)
    Increase in Accounts Payable and Accrued Expenses and
        Rents Received in Advance and Security  Deposits ...............      6,150                     9,617             30,352
                                                                          ---------                ----------          ---------
          Net Cash Provided by Operating Activities ....................    151,889                   183,533            147,902
                                                                          ---------                ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real Estate .............   (460,884)                 (177,613)          (491,650)
    Net Proceeds from Sales of Investment in Real Estate ...............    379,849                   171,133             76,632
    Investments in and Advances to Other Real Estate Partnerships ......   (102,695)                 (138,404)          (115,471)
    Distributions from Other Real Estate Partnerships ..................    102,238                   136,317              3,081
    Contributions to and Investments in Joint Ventures .................        (37)                   (2,522)            (4,413)
    Distributions from Joint Ventures ..................................        287                       572                 --
    Funding of Mortgage Loans Receivable ...............................       --                     (12,467)                --
    Repayment of Mortgage Loans Receivable .............................     18,190                       433              1,106
    (Increase) Decrease in Restricted Cash .............................    (22,100)                    6,753             (7,680)
                                                                          ---------                ----------          ---------
         Net Cash Used in Investing Activities .........................    (85,152)                  (15,798)          (538,395)
                                                                          ---------                ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions, Net .............................................     12,478                       532             35,685
   Unit Distributions ..................................................   (113,632)                 (108,527)           (91,796)
   Purchase of General Partnership Units ...............................    (11,699)                       --                 --
   Repurchase of Restricted Units ......................................       (466)                       --                 --
   Preferred Contributions .............................................       --                          --            192,700
   Preferred Unit Distributions ........................................    (21,693)                  (28,924)           (26,691)
   Repayments on Mortgage Loans Payable ................................     (1,780)                   (2,967)            (1,523)
   Proceeds from Acquisition Facilities Payable ........................    290,200                   156,600            531,000
   Repayments on Acquisition Facilities Payable ........................   (214,200)                 (197,400)          (525,600)
   Proceeds from Senior Unsecured Debt .................................       --                          --            299,517
   Other Proceeds from Senior Unsecured Debt ...........................       --                          --              2,760
   Other Costs of Senior Unsecured Debt ................................       --                          --            (11,890)
   Cost of Debt Issuance ...............................................     (2,323)                     (973)            (4,718)
                                                                          ---------                ----------          ---------
          Net Cash (Used in) Provided by Financing Activities ..........    (63,115)                 (181,659)           399,444
                                                                          ---------                ----------          ---------
   Net Increase (Decrease) in Cash and Cash Equivalents ................      3,622                   (13,924)             8,951
   Cash and Cash Equivalents, Beginning of Period ......................         22                    13,946              4,995
                                                                          ---------                ----------          ---------
   Cash and Cash Equivalents, End of Period ............................  $   3,644                $       22          $  13,946
                                                                          =========                ==========          =========


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

     Real estate assets are carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Consolidated Operating Partnership estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value less cost to sell.

     Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                Years
                                                                -----
    Buildings and Improvements.............................   31.5 to 40
    Land Improvements......................................   15
    Furniture, Fixtures and Equipment......................    5 to 10

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per unit data)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Consolidated Operating Partnership for the year ending December 31, 2001. FAS 133 did not have an impact on the Consolidated Operating Partnership's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per unit data)


4.   INVESTMENTS IN OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

Condensed Combined Balance Sheets:


                                                                            Year Ended
                                                                ---------------------------------
                                                                 December 31,       December 31,
                                                                     2000                 1999
                                                                -------------       -------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .......................   $383,021                $433,970
        Real Estate Held for Sale, Net .......................     46,043                    --
        Other Assets, Net ....................................     40,218                  38,491
                                                                 --------                --------
                Total Assets .................................   $469,282                $472,461
                                                                 ========                ========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ..............................   $ 41,333                $ 41,891
        Other Liabilities ....................................     40,714                  35,620
                                                                 --------                --------
                 Total Liabilities ...........................     82,047                  77,511
                                                                 --------                --------
        Partners' Capital ....................................    387,235                 394,950
                                                                 --------                --------
                 Total Liabilities and Partners' Capital......   $469,282                $472,461
                                                                 ========                ========


Condensed Combined Statements of Operations:


                                                                              Year Ended
                                                           -----------------------------------------------
                                                            December 31,   December 31,       December 31,
                                                               2000            1999               1998
                                                           ------------    ------------       ------------
Total Revenues .........................................     $ 64,431        $ 59,677          $ 56,221
Property Expenses ......................................      (15,784)        (13,685)          (13,005)
General and Administrative .............................         --              (167)             --
Interest Expense .......................................       (3,040)         (3,070)           (2,971)
Amortization of Deferred Financing Costs ...............          (67)            (67)              (65)
Depreciation and Other Amortization ....................      (11,431)        (10,485)           (9,597)
Valuation Provision on Real Estate Held for Sale .......         (731)           --                --
Abandoned Pursuit Costs Charge .........................         --              --                (360)
Gain on Sales of Real Estate ...........................        3,866          17,893             2,417
Cumulative Effect of Change in Accounting Principle ....         --              --                (858)
                                                             --------        --------          --------
Net Income .............................................     $ 37,244        $ 50,096          $ 31,782
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)


6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

          The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:

                                   OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT     INTEREST RATE AT
                                -----------------------------    -----------------------------    ----------------
                                DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,      DECEMBER 31,    MATURITY
                                    2000             1999            2000             1999              2000          DATE
                                ------------     ------------    ------------     ------------    ----------------  --------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan                      $  33,952        $  34,636        $    212         $    216            7.500%        4/01/03
Assumed Loans                       7,995            8,343              --               --            9.250%        1/01/13
LB Mortgage Loan II                   705              705               5               --            8.000%            (1)
Acquisition Mortgage Loan I         3,294            3,591              --               --            8.500%        8/01/08
Acquisition Mortgage Loan II        7,432            7,630              --               --            7.750%        4/01/06
Acquisition Mortgage Loan III       3,214            3,350              --               --            8.875%        6/01/03
Acquisition Mortgage Loan IV        2,364            2,423              17               --            8.950%       10/01/06
Acquisition Mortgage Loan VI          957 (2)          991 (2)          --               --            8.875%       11/01/06
Acquisition Mortgage Loan VII       1,329 (2)        1,390 (2)          --               --            9.750%        3/15/02
                                ---------        ---------        --------         --------
Total                           $  61,242        $  63,059        $    234         $    216
                                =========        =========        ========         ========

SENIOR UNSECURED DEBT, NET
2005 Notes                      $  50,000        $  50,000        $    383         $    383            6.900%       11/21/05
2006 Notes                        150,000          150,000             875              875            7.000%       12/01/06
2007 Notes                        149,966 (3)      149,961 (3)       1,457            1,457            7.600%        5/15/07
2011 Notes                         99,517 (3)       99,470 (3)         942              942            7.375%        5/15/11 (4)
2017 Notes                         99,838 (3)       99,828 (3)         625              625            7.500%       12/01/17
2027 Notes                         99,872 (3)       99,867 (3)         914              914            7.150%        5/15/27 (5)
2028 Notes                        199,783 (3)      199,776 (3)       7,009            7,009            7.600%        7/15/28
2011 Drs                           99,805 (3)       99,786 (3)       1,553            1,553            6.500% (7)    4/05/11 (6)
                                ---------        ---------        --------         --------
Total                           $ 948,781        $ 948,688        $ 13,758         $ 13,758
                                =========        =========        ========         ========


ACQUISITION FACILITY PAYABLE
1997 Unsecured  Acquisition
  Facility                      $      --        $  94,000        $     --         $    663               (8)            (8)
                                =========        =========        ========         ========
2000 Unsecured Acquisition
  Facility                      $ 170,000        $     ---        $  1,359         $     --             7.26%        6/30/03
                                =========        =========        ========         ========

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per unit data)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


Fair Value

     At December 31, 2000 and 1999, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, acquisition facility payable, Put Option and Call Option were as follows:



                                                      December 31, 2000                December 31, 1999
                                                 --------------------------       ---------------------------
                                                  Carrying          Fair            Carrying         Fair
                                                   Amount           Value            Amount          Value
                                                 -----------   ------------       -------------  ------------
              Mortgage Loans Payable.........    $    61,242     $   62,715        $    63,059    $    61,445
              Senior Unsecured Debt..........        948,781        918,865            948,688        859,455
              Acquisition Facility Payable...        170,000        170,000             94,000         94,000
              Put Option and Call Option.....          1,089         12,150              2,263          3,950
                                                 -----------     ----------        -----------    -----------
              Total..........................      1,181,112     $1,163,730        $ 1,108,010    $ 1,018,850
                                                 ===========     ==========        ===========    ===========


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

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                                              Amount
                                          -------------
                 2001..................   $       1,946
                 2002..................           3,325
                 2003..................         206,532
                 2004..................           1,319
                 2005..................          51,438
                 Thereafter............         915,893
                                           ------------
                 Total.................    $  1,180,453
                                           ============

         The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, the LB Mortgage Loan II is not included in the preceding table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per unit data)

7.   PARTNERS' CAPITAL

     The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units have an aggregate liquidation priority of $350,000. The Operating Partnership is required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units. The consent of the holder of the preferred general partnership units is required to alter such holder's rights as to allocations and distributions, to alter or modify such holder's rights with respect to redemption, to cause the early termination of the Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

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

     For the year ended December 31, 1999, the Operating Partnership issued 173,070 Units valued, in the aggregate, at $4,273 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

     For the year ended December 31, 2000, the Operating Partnership issued 114,715 Units valued, in the aggregate, at $3,475 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

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


8.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE, CONTINUED

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

     The following table discloses certain information regarding the 74 industrial properties held for sale by the Consolidated Operating Partnership.


                                                Year Ended
                                      --------------------------------
                                        2000        1999        1998
                                      --------    --------    --------
Total Revenues ....................   $ 31,120    $ 29,504    $ 27,539
Operating Expenses ................     (8,363)     (7,940)     (7,070)
Depreciation and Amortization .....     (3,157)     (5,437)     (5,001)
                                      --------    --------    --------
Income from Operations ............   $ 19,600    $ 16,127    $ 15,468
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per unit data)


12.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:


                                                                       Year Ended           Year Ended         Year Ended
                                                                    December 31, 2000    December 31, 1999    December 31, 1998
                                                                    -----------------    -----------------    -----------------
     Interest paid, net of capitalized interest ...........              $ 80,171          $ 76,775              $ 59,510
                                                                         ========          ========              ========
     Interest capitalized .................................              $  5,203          $  5,568              $  3,643
                                                                         ========          ========              ========

Supplemental Schedule of Noncash Investing and
Financing Activities:

     Distribution payable on Units ........................              $ 30,281          $ 28,164              $ 27,081
                                                                         ========          ========              ========

     Distribution payable on Preferred Units ..............              $  7,231          $   --                  $   --
                                                                         ========          ========              ========

     Exchange of Limited Partnership Units
        for General Partnership Units

           Limited Partnership Units.......................              $ (5,706)         $ (2,618)             $ (5,150)
           General Partnership Units ......................                 5,706             2,618                 5,150
                                                                         --------          --------              --------

                                                                         $    --           $   --                   $  --
                                                                         ========          ========              ========

 In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

Purchase of real estate ..................   $ 314,307    $  47,516    $ 454,778
Mortgage loans ...........................        --           --         (6,222)
Operating partnership units ..............        --           --        (49,413)
Accounts payable and Accrued expenses ....      (3,820)        (274)      (4,171)
                                             ---------    ---------    ---------
                                             $ 310,487    $  47,242    $ 394,972
                                             =========    =========    =========


In conjunction with certain property sales, the Operating Partnership provided seller financing on behalf of certain buyers:

Notes receivable...............  $ 7,749     $ 12,060  $  --
                                  ======     ========  ========


In conjunction with the distribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998, the following assets and liabilities were assumed:

Investment in real estate ..........................    $382,190
Tenant accounts receivable .........................       3,017
Deferred rent receivable ...........................       4,689
Other assets .......................................       6,209
Accounts payable and accrued expenses ..............      (5,920)
Rents received in advance and security deposits ....      (2,538)
                                                        --------
Investments in other real estate partnerships ......    $387,647
                                                        ========


In conjunction with the contribution of four properties from the Operating Partnership to the Securities Partnership during 1999, the following assets and liabilities were contributed:

Investment in real estate, net ...................   $ 10,387
Tenant accounts receivable .......................        (21)
Deferred rent receivable .........................         40
Other assets, net ................................         17
Accounts payable and accrued expenses ............       (100)
                                                     --------
Investment in other real estate partnerships .....   $ 10,323
                                                     ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per unit data)



13.  EARNINGS PER UNIT

     The computation of basic and diluted EPU is presented below:


                                                                            Year Ended         Year Ended           Year Ended
                                                                           December 31,        December 31,         December 31,
                                                                               2000               1999                 1998
                                                                            ------------       ------------        -------------
Numerator:
  Income Before Cumulative Effect of Change in Accounting  Principle        $   129,816        $   137,977          $     85,998
     Less: Preferred Distributions .......................................     (28,924)           (28,924)              (26,691)
                                                                            -----------        -----------          ------------
  Net Income Available to Unitholders Before Cumulative Effect of
     Change in Accounting Principle
      - For Basic and Diluted EPU ........................................      100,892            109,053                59,307

  Cumulative Effect of Change in Accounting Principle ....................         --                 --                    (719)
                                                                            -----------        -----------          ------------
  Net Income Available to Unitholders
      - For Basic and Diluted EPU ........................................  $   100,892        $   109,053          $     58,588
                                                                            ===========        ===========          ============

Denominator:

  Weighted Average Units - Basic .........................................   45,928,359         45,270,821            44,099,879

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options
of the Company
     that result in the issuance of general
partnership units ........................................................      256,069            101,801               182,515
                                                                            -----------        -----------          ------------

  Weighted Average Units Outstanding - Diluted ...........................   46,184,428         45,372,622            44,282,394
                                                                            ===========        ===========          ============

Basic EPU:

  Net Income Available to Unitholders Before
Cumulative Effect of
      Change in Accounting Principle .....................................  $      2.20        $      2.41          $       1.34
                                                                            ===========        ===========          ============

  Cumulative Effect of Change in Accounting Principle ....................  $      --          $      --            $       (.02)
                                                                            ===========        ===========          ============

  Net Income Available to Unitholders ....................................  $      2.20        $      2.41          $       1.33
                                                                            ===========        ===========          ============

Diluted EPU:

  Net Income Available to Unitholders Before
Cumulative Effect of
      Change in Accounting Principle .....................................  $      2.19        $      2.40          $       1.34
                                                                            ===========        ===========          ============

  Cumulative Effect of Change in Accounting Principle ....................  $      --          $      --            $       (.02)
                                                                            ===========        ===========          ============

  Net Income Available to Unitholders ....................................  $      2.19        $      2.40          $       1.32
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


                                                                       Weighted Average
                                                                        Exercise Price      Exercise Price
                                                            Share         per Share        Price per Share
                                                          ----------   ----------------    ----------------
Outstanding at December 31, 1997 ........................  1,331,500     $   25.67         $18.25-$30.375
  Granted ...............................................  5,248,200     $   34.92          $24.00-$35.81
     Exercised or Converted .............................   (165,500)    $   23.14          $20.25-$30.38
     Expired or Terminated .............................. (1,417,200)    $   35.42          $22.75-$35.81
                                                          ----------

Outstanding at December 31, 1998 ........................  4,997,000     $   32.70          $18.25-$35.81
  Granted ...............................................  1,041,567     $   25.35          $25.13-$27.69
    Exercised or Converted ..............................    (68,000)    $   22.79          $20.25-$25.13
     Expired or Terminated .............................. (3,194,300)    $   35.31          $22.75-$35.81
                                                          ----------

  Outstanding at December 31, 1999 ......................  2,776,267     $   27.04          $18.25-$31.13
   Granted...............................................    937,250     $   27.34          $25.13-$30.00
     Exercised or Converted .............................   (605,550)    $   24.58          $18.25-$31.13
     Expired or Terminated ..............................    (84,500)    $   28.63          $25.13-$31.13
                                                           ---------

  Outstanding at December 31, 2000 ......................  3,023,467     $   27.61          $18.25-$31.13
                                                           =========

     The following table summarizes currently outstanding and exercisable options as of December 31, 2000:


                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    --------------------------------
                                                     Weighted
                                                      Average           Weighted                            Weighted
                                                     Remaining           Average                             Average
                                  Number           Contractual          Exercise           Number           Exercise
Range of Exercise Price         Outstanding            Life              Price          Exercisable          Price
---------------------------    --------------    ----------------    --------------    --------------     -------------
$18.25-$25.13                      911,900             6.7             $    23.99          911,900          $23.99
$26.44-$31.13                    2,111,567             8.2             $    29.17        1,195,417          $30.48

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


                                                                                          For the Year Ended
                                                                             ------------------------------------------
                                                                                2000           1999            1998
                                                                             -----------    -----------    ------------
Net Income Available to Unitholders - as reported ........................   $   100,892    $   109,053    $    58,588
Net Income Available to Unitholders - pro forma ..........................   $    99,947    $   107,185    $    56,801
Net Income Available to Unitholders per Unit - as reported- Basic ........   $      2.20    $      2.41    $      1.33
Net Income Available to Unitholders per Unit - pro forma- Basic ..........   $      2.18    $      2.37    $      1.29
Net Income Available to Unitholders per Unit - as reported - Diluted .....   $      2.19    $      2.40    $      1.32
Net Income Available to Unitholders per Unit - pro forma  - Diluted ......   $      2.16    $      2.36    $      1.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

   Expected dividend yield ......................                                  8.33%           8.88%          8.01%
   Expected stock price volatility ..............                                 20.30%          20.55%         20.56%
   Risk-free interest rate ......................                                  6.18%           5.30%          5.64%
   Expected life of options......................                                  3.05            2.73           3.74

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

16.  RELATED PARTY TRANSACTIONS

     On November 19, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which one of the shareholders is the Chairman of the Board of Directors ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2,521. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Operating Partnership and the Operating Partnership had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Operating Partnership. The gain on sale was deferred due to the existence of these options.

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

     In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3 million, in connection with FRDS' election to become a wholly-owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%. The conversion of FRDS to a wholly-owned taxable REIT subsidiary of the Company will not have a material impact on the financial position or results of operations of the Consolidated Operating Partnership.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for per share data)


19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                             Year Ended December 31, 2000
                                                                    --------------------------------------------
                                                                     First       Second      Third       Fourth
                                                                    Quarter     Quarter     Quarter      Quarter
                                                                    --------    --------    --------    ---------
Total Revenues ..................................................   $ 79,767    $ 78,322    $ 80,114    $ 83,017
Equity In Income of Other Real Estate Partnerships ..............      6,808      11,323       7,819       7,099
Equity In Income of Joint Ventures ..............................         31          88          70         382
Income from Operations ..........................................     25,218      28,246      26,800      24,122
Gain on Sale of Real Estate .....................................      5,888       6,257       6,144       7,141
Net Income ......................................................     31,106      34,503      32,944      31,263
Preferred Unit Distributions ....................................     (7,231)     (7,231)     (7,231)     (7,231)
                                                                    --------    --------    --------    --------
Net Income Available to Unitholders .............................   $ 23,875    $ 27,272    $ 25,713    $ 24,032
                                                                    ========    ========    ========    ========

Earnings Per Unit:
   Net Income Available to Unitholders per Weighted Average
   Unit Outstanding:
      Basic .....................................................   $    .52    $    .59    $    .56    $    .52
                                                                    ========    ========    ========    ========
      Diluted ...................................................   $    .52    $    .59    $    .56    $    .52
                                                                    ========    ========    ========    ========


                                                                             Year Ended December 31, 2000
                                                                    --------------------------------------------
                                                                     First       Second      Third       Fourth
                                                                    Quarter     Quarter     Quarter      Quarter
                                                                    --------    --------    --------    ---------
Total Revenues ..................................................   $ 80,958    $ 79,089    $ 78,863    $ 75,455
Equity In Income of Other Real Estate Partnerships ..............      6,408       6,521      22,748      10,037
Equity In Income (Loss) of Joint Ventures .......................        126         120         126         (70)
Income from Operations ..........................................     26,458      26,586      44,073      28,956
Gain on Sale of Real Estate .....................................      1,545       6,850       1,509       2,000
Net Income ......................................................     28,003      33,436      45,582      30,956
Preferred Unit Distributions ....................................     (7,231)     (7,231)     (7,231)     (7,231)
                                                                    --------    --------    --------    --------
Net Income Available to Unitholders .............................   $ 20,772    $ 26,205    $ 38,351    $ 23,725
                                                                    ========    ========    ========    ========

Earnings Per Unit:
   Net Income Available to Unitholders per Weighted Average
   Unit Outstanding:
    Basic .......................................................   $    .46    $    .58    $    .85    $    .52
                                                                    ========    ========    ========    ========
    Diluted .....................................................   $    .46    $    .58    $    .85    $    .52
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

         Combined Statements of Cash Flows of the Other Real Estate Partnerships for the
         Years Ended December 31, 2000, 1999, and 1998...........................................         F-36

         Notes to Combined Financial Statements..................................................         F-37

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









                                                    PricewaterhouseCoopers LLP




Chicago, Illinois
February 9, 2001

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                   December 31,  December 31,
                                                                      2000           1999
                                                                   ------------  ------------
                             ASSETS
Assets:
   Investment in Real Estate:
      Land ......................................................   $  55,878    $  72,789
      Buildings and Improvements ................................     345,478      355,565
      Furniture, Fixtures and Equipment .........................          84           84
      Construction in Progress ..................................      18,802       37,695
      Less: Accumulated Depreciation ............................     (37,221)     (32,163)
                                                                    ---------    ---------
              Net Investment in Real Estate .....................     383,021      433,970

   Real Estate Held for Sale, Net of Accumulated Depreciation
     and Amortization of $4,344 .................................      46,043         --
   Cash and Cash Equivalents ....................................       2,819        2,528
   Restricted Cash ..............................................       1,188        1,425
   Tenant Accounts Receivable, Net ..............................         936          938
   Deferred Rent Receivable .....................................       3,903        3,360
   Deferred Financing Costs, Net ................................       1,611        1,676
   Prepaid Expenses and Other Assets, Net .......................      29,761       28,564
                                                                    ---------    ---------
              Total Assets ......................................   $ 469,282    $ 472,461
                                                                    =========    =========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ..................................   $  41,333    $  41,891
   Accounts Payable and Accrued Expenses ........................      38,203       32,935
   Rents Received in Advance and Security Deposits ..............       2,511        2,685
                                                                    ---------    ---------
              Total Liabilities .................................      82,047       77,511
                                                                    ---------    ---------

Commitments and Contingencies ...................................        --           --

Partners' Capital ...............................................     387,235      394,950
                                                                    ---------    ---------
                Total Liabilities and Partners' Capital .........   $ 469,282    $ 472,461
                                                                    =========    =========



    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                                        Year Ended        Year Ended           Year Ended
                                                                       December 31,      December 31,         December 31,
                                                                           2000              1999                 1998
                                                                       -------------     -------------        ------------
Revenues:
   Rental Income ...................................................     $ 49,538          $ 46,219              $ 44,499
   Tenant Recoveries and Other Income...............................       14,893            13,458                11,722
                                                                         --------          --------              --------
             Total Revenues ........................................       64,431            59,677                56,221
                                                                         --------          --------              --------

Expenses:
   Real Estate Taxes ...............................................        8,126             6,983                 6,779
   Repairs and Maintenance .........................................        1,871             1,835                 1,460
   Property Management .............................................        2,008             1,862                 2,095
   Utilities .......................................................        2,140             2,331                 1,810
   Insurance .......................................................          242               142                   140
   Other ...........................................................        1,397               532                   721
   General and Administrative ......................................         --                 167                  --
   Interest ........................................................        3,040             3,070                 2,971
   Amortization of Deferred Financing Costs ........................           67                67                    65
   Depreciation and Other Amortization .............................       11,431            10,485                 9,597
   Valuation Provision on Real Estate Held for Sale ................          731              --                    --
   Abandoned Pursuit Costs Charge ..................................         --                --                     360
                                                                         --------          --------              --------
              Total Expenses .......................................       31,053            27,474                25,998
                                                                         --------          --------              --------

Income from Operations .............................................       33,378            32,203                30,223
Gain on Sale of Real Estate ........................................        3,866            17,893                 2,417
                                                                         --------          --------              --------
Income Before Cumulative Effect of Change in Accounting
   Principle .......................................................       37,244            50,096                32,640
Cumulative Effect of Change in Accounting Principle ................         --                --                    (858)
                                                                         --------          --------              --------
Net Income .........................................................     $ 37,244          $ 50,096              $ 31,782
                                                                         ========          ========              ========


    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)




                                                Total
                                              ---------

Balance at December 31, 1997 ..............   $ 687,335
    Contributions .........................     115,781
    Distributions..........................    (422,906)
    Net Income ............................      31,782
                                              ---------
Balance at December 31, 1998 ..............     411,992
                                              ---------
    Contributions .........................     120,679
    Distributions..........................    (187,817)
    Net Income ............................      50,096
                                              ---------
Balance at December 31, 1999 ..............     394,950
                                              ---------
    Contributions .........................      95,425
    Distributions..........................    (140,384)
    Net Income ............................      37,244
                                              ---------
Balance at December 31, 2000 ..............   $ 387,235
                                              =========


    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    Year Ended               Year Ended              Year Ended
                                                                 December 31, 2000       December 31, 1999        December 31, 1998
                                                                 ------------------     ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...................................................     $  37,244             $  50,096                    $  31,782

   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
   Depreciation ..............................................        10,344                 8,676                        9,714
   Amortization of Deferred Financing Costs ..................            67                    67                           65
   Other .....................................................           768
   Amortization ..............................................         1,053                   919
   Valuation Provision on Real Estate Held for Sale ..........           731                  --                           --
   Gain on Sale of Real Estate ...............................        (3,866)              (17,893)                      (2,417)
   Cumulative Effect of Change in Accounting Principle .......          --                    --                            858
   Recovery of Provision for Bad Debts .......................          --                      (8)                         (99)
   (Increase) Decrease in Tenant Accounts Receivable
     and Prepaid Expenses and Other Assets, Net ..............        (4,299)                  870                       (8,372)
   Increase in Deferred Rent Receivable ......................          (644)                 (552)                        (680)
   Increase (Decrease) in Accounts Payable and
   Accrued Expenses and Rents Received in Advance
     and Security Deposits ...................................         8,583                25,856                       (2,440)
   Organization Costs ........................................          --                    --                             (3)
   Decrease in Restricted Cash ...............................           406                 1,515                        3,507
                                                                   ---------             ---------                    ---------
     Net Cash Provided by Operating Activities ...............        49,619                70,433                       31,796
                                                                   ---------             ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and Additions to Investment in Real Estate ....       (33,200)              (79,104)                    (132,229)
   Net Proceeds from Sales of Investment in Real Estate ......        28,000                82,088                       22,200
   Funding of Mortgage Loans Receivable ......................          --                    (332)                        --
   Repayment of Mortgage Loans Receivable ....................         2,764                   699                          288
   (Increase) Decrease in Restricted Cash ....................          (169                   346                          268
                                                                   ---------             ---------                    ---------
     Net Cash (Used in) Provided by Investing Activities .....        (2,605)                3,697                     (109,473)
                                                                   ---------             ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions .............................................        95,425               110,356                      115,781
   Distributions .............................................      (140,384)             (187,817)                     (35,259)
   Repayments on Mortgage Loans Payable ......................          (520)                 (492)                    (300,424)
   Decrease (Increase) in Restricted Cash ....................          --                    --                        306,000
   Purchase of U.S. Government Securities ....................        (1,244)                 --                           --
   Cost of Debt Issuance .....................................          --                    --                         (6,042)
                                                                   ---------             ---------                    ---------
     Net Cash (Used in) Provided by Financing Activities .....       (46,723)              (77,953)                      80,056
                                                                   ---------             ---------                    ---------
   Net Increase (Decrease) in Cash and Cash Equivalents ......           291                (3,823)                       2,379
   Cash and Cash Equivalents, Beginning of Period ............         2,528                 6,351                        3,972
                                                                   ---------             ---------                    ---------
   Cash and Cash Equivalents, End of Period ..................     $   2,819             $   2,528                    $   6,351
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

     Real estate assets are carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Other Real Estate Partnerships estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Other Real Estate Partnerships ceases to depreciate the properties and values the properties at the lower of depreciated cost or fair value less cost to sell.

     Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                        Years
                                                                        -----
         Buildings and Improvements..............................     31.5 to 40
         Land Improvements.......................................     15
         Furniture, Fixtures and Equipment.......................     5 to 10

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Other Real Estate Partnerships for the year ending December 31, 2001. FAS 133 did not have an impact on the Other Real Estate Partnerships' consolidated financial position, consolidated results of operations or consolidated cash flows.

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

     On December 29, 1995 the Other Real Estate Partnerships, through the Mortgage Partnership, borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Other Real Estate Partnerships purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Other Real Estate Partnerships are carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and subsequently retires the defeased portion of the 1995 Mortgage Loan in January 2003. The remaining portion of the 1995 Mortgage Loan matures on January 11, 2026. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold. The 1995 Mortgage Loan provides for monthly principal and interest payments based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 22 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid on or after January 2003.

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

     The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:


                                    OUTSTANDING  BALANCE AT          ACCRUED INTEREST PAYABLE AT            INTEREST RATE AT
                                  -----------------------------     -----------------------------       --------------------------
                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,       DECEMBER 31,     MATURITY
                                     2000             1999              2000            1999                2000           DATE
                                  -----------      ------------     ------------     ------------       ------------    ----------
MORTGAGE LOANS PAYABLE
1995 MORTGAGE LOAN ............   $38,604(1)        $39,099(1)        $   163          $  165              7.22%          1/11/26
ACQUISITION MORTGAGE LOAN V....     2,729(2)          2,793(2)           --               --               9.01%          9/01/06
                                  -------           -------           -------          ------
TOTAL .........................   $41,333           $41,892           $   163          $  165
                                  =======           =======           =======          ======


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

(2) At December 31, 2000 and 1999, the Acquisition Mortgage Loan V is net of unamortized premiums of $219 and $258, respectively.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   MORTGAGE LOANS PAYABLE, NET, CONTINUED

Fair Value:

     At December 31, 2000 and 1999, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:


                               December 31, 2000  December 31, 1999
                              ------------------  -----------------
                              Carrying   Fair     Carrying   Fair
                               Amount    Value     Amount    Value
                              --------  -------   --------  -------
Mortgage Loans Payable ....   $41,333   $41,373   $41,892   $40,000
                              -------   -------   -------   -------
Total .....................   $41,333   $41,373   $41,892   $40,000
                              =======   =======   =======   =======

     The fair value of the Other Real Estate Partnerships' mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     The following is a schedule of maturities of the mortgage loans for the next five years ending December 31, and thereafter:

                                             Amount
                                             -------
                   2001..................    $   568
                   2002..................        610
                   2003..................      1,802
                   2004.................         679
                   2005.................         739
                   Thereafter............     36,716
                                             -------
                   Total.................    $41,114
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

     The following table discloses certain information regarding the 11 industrial properties held for sale by the Other Real Estate Partnerships.


                                               YEAR ENDED
                                      -----------------------------
                                        2000       1999       1998
                                      -------    -------    -------
Total Revenues ....................   $ 4,286    $ 4,208    $ 3,674
Operating Expenses ................    (1,044)    (1,004)      (832)
Depreciation and Amortization .....      (458)      (877)      (753)
                                      -------    -------    -------
Income from Operations ............   $ 2,784    $ 2,327    $ 2,089
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

                                       Year Ended        Year Ended          Year Ended
                                      December 31,      December 31,        December 31,
                                          2000              1999                1998
                                      ------------      ------------        ------------
     Interest paid.................     $ 3,042            $ 3,091           $ 4,784
                                        =======            =======           =======

     In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:


Purchase of real estate ...........   $  9,222   $ 27,709    $ 74,697
Accounts payable and accrued
   Expenses .......................       --          (68)       (830)
Mortgage loans ....................       --         --        (2,378)
                                      --------   --------    --------
                                      $  9,222   $ 27,641    $ 71,489
                                      ========   ========    ========


     In conjunction with the contribution of 173 properties from the Financing Partnership to the Operating Partnership on January 2, 1998, the following assets and liabilities were contributed:


Investment in real estate ..........................   $ 382,190
Tenant accounts receivable .........................       3,017
Deferred rent receivable ...........................       4,689
Other assets .......................................       6,209
Accounts payable and accrued expenses ..............      (5,920)
Rents received in advance and security deposits ....      (2,538)
                                                       ---------
Investments in other real estate partnerships ......   $ 387,647
                                                       =========

     In conjunction with the distribution of four properties from the Operating Partnership to the Securities Partnership during 1999, the following assets and liabilities were assumed:


Investment in real estate, net ..................   $ 10,387
Tenant accounts receivable ......................        (21)
Deferred rent receivable ........................         40
Other assets, net ...............................         17
Accounts payable and accrued expenses ...........       (100)
                                                    --------
Investment in other real estate partnerships ....   $ 10,323
                                                    ========

10.  FUTURE RENTAL REVENUES

     The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2000 are approximately as follows:


            2001....................  $   45,947
            2002....................      39,365
            2003....................      31,995
            2004....................      23,799
            2005....................      16,240
            Thereafter..............      70,103
                                      ----------
                  Total.............  $  227,449
                                      ==========


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

     On March 9, 2001, the Company called for the redemption of all of its outstanding Series A Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be April 9, 2001. Such redemption will result in a corresponding redemption of First Industrial Securities Corporation's preferred limited partnership interest in the Securities Partnership.