Form 10-Q
period 2001-06-30
FIRST INDUSTRIAL LP
filed 2001-08-10
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                                      INDEX



                                                                         PAGE
PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements


     Consolidated Balance Sheets as of June 30, 2001 and December 31,
     2000................................................................  2

     Consolidated Statements of Operations for the Six Months Ended
     June 30, 2001 and June 30, 2000.....................................  3

     Consolidated Statements of Operations for the Three Months Ended
     June 30, 2001 and June 30, 2000.....................................  4

     Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2001 and June 30, 2000.....................................  5

     Notes to Consolidated Financial Statements .........................  6-17


 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................  18-27

 Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk ......................................................  27


PART II:  OTHER INFORMATION

 Item 1.  Legal Proceedings .............................................  28
 Item 2.  Changes in Securities .........................................  28
 Item 3.  Defaults Upon Senior Securities................................  28
 Item 4.  Submission of Matters to a Vote of Security Holders ...........  28
 Item 5.  Other Information .............................................  28
 Item 6.  Exhibits and Report on Form 8-K................................  28



SIGNATURE ...............................................................  29


EXHIBIT INDEX............................................................  30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           June 30,     December 31,
                                                                            2001            2000
                                                                         -----------    ------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ...........................................................   $   354,434    $   341,746
      Buildings and Improvements .....................................     1,663,177      1,643,540
      Furniture, Fixtures and Equipment ..............................         1,249          1,353
      Construction in Progress .......................................        67,486         33,913
      Less: Accumulated Depreciation .................................      (196,096)      (182,480)
                                                                         -----------    -----------
              Net Investment in Real Estate ..........................     1,890,250      1,838,072

   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $19,801 at June 30, 2001 and $21,974 at
     December 31, 2000 ...............................................       149,975        190,379
   Investments in and Advances to Other Real Estate Partnerships .....       393,578        381,231
   Cash and Cash Equivalents .........................................         5,119          3,644
   Restricted Cash ...................................................        50,910         23,027
   Tenant Accounts Receivable, Net ...................................         7,866          8,857
   Investments in Joint Ventures .....................................         5,992          6,158
   Deferred Rent Receivable ..........................................        11,372         10,887
   Deferred Financing Costs, Net .....................................        10,972         10,543
   Prepaid Expenses and Other Assets, Net ............................        58,543         66,609
                                                                         -----------    -----------
              Total Assets ...........................................   $ 2,584,577    $ 2,539,407
                                                                         ===========    ===========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net .......................................   $    48,775    $    61,242
   Senior Unsecured Debt, Net ........................................     1,048,423        948,781
   Acquisition Facility Payable ......................................       141,000        170,000
   Accounts Payable and Accrued Expenses .............................        77,515         94,448
   Rents Received in Advance and Security Deposits ...................        20,062         17,593
   Distributions Payable .............................................        37,899         37,512
                                                                         -----------    -----------
              Total Liabilities ......................................     1,373,674      1,329,576
                                                                         -----------    -----------

Commitments and Contingencies ........................................           ---            ---

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at June 30, 2001 and December 31, 2000) ............       336,990        336,990
    General Partner Units (39,534,652 and 38,844,086 units issued and outstanding at June 30, 2001 and December 31, 2000,
      respectively) ..................................................       714,126        697,864
    Unamortized Value of General Partnership Restricted Units ........        (8,981)        (8,812)
    Limited Partners' Units (7,108,600 and 7,223,859 units issued and outstanding at June 30, 2001 and December 31, 2000,
      respectively) ..................................................       180,062        183,406
    Amortization of Stock Based Compensation .........................           959            383
    Accumulated Other Comprehensive Loss .............................       (12,253)           ---
                                                                         -----------    -----------
                Total Partners' Capital ..............................     1,210,903      1,209,831
                                                                         -----------    -----------
                Total Liabilities and Partners' Capital ..............   $ 2,584,577    $ 2,539,407
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                                Six Months        Six Months
                                                                                  Ended             Ended
                                                                              June 30, 2001      June 30, 2000
                                                                              -------------      -------------
Revenues:
   Rental Income .........................................................      $ 123,967         $ 124,668
   Tenant Recoveries and Other Income ....................................         39,125            33,421
                                                                                ---------         ---------
             Total Revenues ..............................................        163,092           158,089
                                                                                ---------         ---------

Expenses:
   Real Estate Taxes .....................................................         25,461            25,603
   Repairs and Maintenance ...............................................          9,212             7,863
   Property Management ...................................................          5,865             6,154
   Utilities .............................................................          4,692             3,808
   Insurance .............................................................          1,024               549
   Other .................................................................          2,132             2,410
   General and Administrative ............................................          9,182             7,426
   Interest Expense ......................................................         40,396            38,559
   Amortization of Deferred Financing Costs ..............................            865               865
   Depreciation and Other Amortization ...................................         28,563            29,638
                                                                                ---------         ---------
              Total Expenses .............................................        127,392           122,875
                                                                                ---------         ---------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ...........         35,700            35,214
Equity in Income of Other Real Estate Partnerships .......................         23,988            18,131
Equity in Income of Joint Ventures .......................................            436               119
                                                                                ---------         ---------
Income from Operations ...................................................         60,124            53,464
Gain on Sale of Real Estate ..............................................         21,612            12,145
                                                                                ---------         ---------
Income Before Extraordinary Loss .........................................         81,736            65,609
Extraordinary Loss .......................................................        (10,309)              ---
                                                                                ---------         ---------
Net Income ...............................................................         71,427            65,609
Less:  Preferred Unit Distributions ......................................        (14,462)          (14,462)
                                                                                ---------         ---------
Net Income Available to Unitholders ......................................      $  56,965         $  51,147
                                                                                =========         =========

Net Income Available to Unitholders Before Extraordinary Loss Per
   Weighted Average Unit Outstanding:
           Basic .........................................................      $    1.45         $    1.12
                                                                                =========         =========
           Diluted .......................................................      $    1.44         $    1.11
                                                                                =========         =========

Net Income Available to Unitholders Per Weighted Average Unit
   Outstanding:
           Basic .........................................................      $    1.23         $    1.12
                                                                                =========         =========
           Diluted .......................................................      $    1.22         $    1.11
                                                                                =========         =========

Net Income ...............................................................      $  71,427         $  65,609
Other Comprehensive Income (Loss):
           Cumulative Transition Adjustment ..............................        (14,920)              ---
           Settlement of Interest Rate Protection Agreements .............           (191)              ---
           Write-off of Unamortized Interest Rate Protection Agreement
                 Due to the Early Retirement of Debt .....................          2,156               ---
           Amortization of Interest Rate Protection Agreements ...........            702               ---
                                                                                ---------         ---------
Comprehensive Income .....................................................      $  59,174         $  65,609
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                              Three Months      Three Months
                                                                                 Ended              Ended
                                                                             June 30, 2001     June 30, 2000
                                                                             -------------     -------------
Revenues:
   Rental Income .........................................................      $ 61,959          $ 62,281
   Tenant Recoveries and Other Income ....................................        18,197            16,041
                                                                                --------          --------
             Total Revenues ..............................................        80,156            78,322
                                                                                --------          --------

Expenses:
   Real Estate Taxes .....................................................        12,475            12,256
   Repairs and Maintenance ...............................................         4,124             3,882
   Property Management ...................................................         2,893             3,329
   Utilities .............................................................         1,881             1,802
   Insurance .............................................................           519               398
   Other .................................................................         1,105             1,208
   General and Administrative ............................................         4,864             3,872
   Interest Expense ......................................................        19,936            19,533
   Amortization of Deferred Financing Costs ..............................           440               453
   Depreciation and Other Amortization ...................................        14,196            14,754
                                                                                --------          --------
              Total Expenses .............................................        62,433            61,487
                                                                                --------          --------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures ...........        17,723            16,835
Equity in Income of Other Real Estate Partnerships .......................        14,693            11,323
Equity in Income of Joint Ventures .......................................           250                88
                                                                                --------          --------
Income from Operations ...................................................        32,666            28,246
Gain on Sale of Real Estate ..............................................         9,693             6,257
                                                                                --------          --------
Income Before Extraordinary Loss .........................................        42,359            34,503
Extraordinary Loss .......................................................       (10,309)              ---
                                                                                --------          --------
Net Income ...............................................................        32,050            34,503
Less:  Preferred Unit Distributions ......................................        (7,231)           (7,231)
                                                                                --------          --------
Net Income Available to Unitholders ......................................      $ 24,819          $ 27,272
                                                                                ========          ========

Net Income Available to Unitholders Before Extraordinary Loss Per
   Weighted Average Unit Outstanding:
           Basic .........................................................      $    .75          $    .59
                                                                                ========          ========
           Diluted .......................................................      $    .75          $    .59
                                                                                ========          ========

Net Income Available to Unitholders per Weighted Average Unit
   Outstanding:
           Basic .........................................................      $    .53          $    .59
                                                                                ========          ========
           Diluted .......................................................      $    .53          $    .59
                                                                                ========          ========

Net Income ...............................................................      $ 32,050          $ 34,503
Other Comprehensive Income (Loss):
           Settlement of Interest Rate Protection Agreement, Net .........          (425)              ---
           Write-off of Interest Rate Protection Agreement Due to the
                  Early Retirement of Debt ...............................         2,156               ---
           Amortization of Interest Rate Protection Agreements ...........           612               ---
                                                                                --------          --------
Comprehensive Income .....................................................      $ 34,393          $ 34,503
                                                                                ========          ========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended     Six Months Ended
                                                                 June 30, 2001        June 30, 2000
                                                                ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..............................................        $  71,427           $  65,609
   Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
    Depreciation ...........................................           24,523              26,655
    Amortization of Deferred Financing Costs ...............              865                 865
    Other Amortization .....................................            6,783               4,362
    Equity in Income of Joint Ventures .....................             (436)               (119)
    Distributions from Joint Ventures ......................              436                 119
    Gain on Sale of Real Estate ............................          (21,612)            (12,145)
    Extraordinary Loss .....................................           10,309                 ---
    Equity in Income of Other Real Estate Partnerships .....          (23,988)            (18,131)
    Distributions from Investment in Other Real Estate
         Partnerships ......................................           23,988              18,131
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ....................           (6,658)            (18,570)
    Increase in Deferred Rent Receivable ...................           (1,103)               (519)
    (Decrease) Increase in Accounts Payable and  Accrued
         Expenses and Rents Received  in Advance
         and Security Deposits .............................          (10,697)              2,762
                                                                    ---------           ---------
          Net Cash Provided by Operating Activities ........           73,837              69,019
                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in
         Real Estate .......................................         (175,433)           (150,545)
    Net Proceeds from Sales of Investment in Real
         Estate ............................................          161,575             103,013
    Investments in and Advances to Other Real
         Estate Partnerships ...............................          (75,066)            (43,799)
    Distributions from Other Real Estate Partnerships ......           62,719              22,430
    Contributions to and Investments in Joint Venture ......              ---                 (37)
    Distributions from Joint Ventures ......................              166                 367
    Funding of Mortgage Loans Receivable ...................          (27,588)                ---
    Repayment of Mortgage Loans Receivable .................           23,071              12,813
    Increase in Restricted Cash ............................          (27,883)            (10,960)
                                                                    ---------           ---------
         Net Cash Used in Investing Activities .............          (58,439)            (66,718)
                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions ......................................           13,936               6,667
   Unit Distributions ......................................          (60,812)            (56,626)
   Repurchase of Restricted Units ..........................           (1,638)                ---
   Preferred Unit Distributions ............................          (14,462)            (14,462)
   Repayments on Mortgage Loans Payable ....................          (12,449)               (875)
   Proceeds from Senior Unsecured Debt .....................          199,390                 ---
   Repayment of Senior Unsecured Debt ......................         (100,000)                ---
   Proceeds from Acquisition Facilities Payable ............          297,300             111,000
   Repayments on Acquisition Facilities Payable ............         (326,300)            (43,200)
   Cost of Debt Issuance and Prepayment Fees ...............           (8,888)             (2,280)
                                                                    ---------           ---------
          Net Cash (Used in) Provided by Financing
               Activities ..................................          (13,923)                224
                                                                    ---------           ---------
   Net Increase in Cash and Cash Equivalents ...............            1,475               2,525
   Cash and Cash Equivalents, Beginning of Period ..........            3,644                  22
                                                                    ---------           ---------
   Cash and Cash Equivalents, End of Period ................        $   5,119           $   2,547
                                                                    =========           =========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       ORGANIZATION AND FORMATION OF PARTNERSHIP


         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.8% ownership interest at June 30, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.2% interest in the Operating Partnership at June 30, 2001.

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

         The consolidated financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. As of June 30, 2001, the Consolidated Operating Partnership owned 838 in-service properties containing an aggregate of approximately 53.5 million square feet of gross leasable area ("GLA"). On a combined basis, as of June 30, 2001, the Other Real Estate Partnerships owned 109 in-service properties containing an aggregate of approximately 12.3 million square feet of GLA.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 2000 Form 10-K/A No. 1 and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2000 audited financial statements included in the Operating Partnership's 2000 Form 10-K/A No. 1 and present interim disclosures as required by the Securities and Exchange Commission.

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for each of the six months and three months ended June 30, 2001 and 2000. Actual results could differ from those estimates.

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2001 and the results of its operations for each of the six months and three months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

Tenant Accounts Receivable, Net:

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of June 30, 2001 and December 31, 2000.

Recent Accounting Pronouncements:

         On January 1, 2001, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


         In conjunction with prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Consolidated Operating Partnership, through the Operating Partnership, derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14,920. The Consolidated Operating Partnership, through the Operating Partnership, will amortize approximately $214 into net income as an adjustment to interest expense in the next twelve months relating to these interest rate protection agreements.

         In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes (as defined in footnote 5), the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement and received approximately $371, which is shown in other comprehensive income. The Consolidated Operating Partnership, through the Operating Partnership, is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes (as defined in footnote 5). The Consolidated Operating Partnership, through the Operating Partnership, will amortize approximately $37 into net income as an adjustment to interest expense in the next twelve months relating to this interest rate protection agreement.

         In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. (as defined in footnote 5) in April 2001, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement for a payment of approximately $562 which is a component of the extraordinary loss the Consolidated Operating Partnership, through the Operating Partnership, has recognized relating to the retirement of the 2011 Drs. (as defined in footnote 5).

         The following is a roll-forward of the accumulated other comprehensive income balance relating to these derivative transactions:

           Balance at December 31, 2000.............................   $    ---
             Cumulative Transition Adjustment.......................    (14,920)
             Settlement of Interest Rate Protection Agreements......       (191)
             Write-off of Unamortized Interest Rate Protection
               Agreements Due to the Early Retirement of Debt.......      2,156
             Amortization of Interest Rate Protection Agreements....
                                                                            702
                                                                       --------
           Balance at June 30, 2001.................................   $(12,253)
                                                                       ========


Reclassification:

         Certain 2000 items have been reclassified to conform to the 2001 presentation.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       INVESTMENTS IN AND ADVANCES TO OTHER REAL ESTATE PARTNERSHIPS

         The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                       June 30,   December 31,
                                                          2001       2000
                                                       --------   ------------
                       ASSETS
Assets:
   Investment in Real Estate, Net ................     $379,391     $383,021
   Real Estate Held for Sale, Net ................       26,971       46,043
   Other Assets, Net .............................       31,094       40,218
                                                       --------     --------
      Total Assets ...............................     $437,456     $469,282
                                                       ========     ========

         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage Loans  Payable .......................     $ 41,032     $ 41,333
   Other Liabilities .............................       37,951       40,714
                                                       --------     --------
      Total Liabilities ..........................       78,983       82,047
                                                       --------     --------
   Partners' Capital .............................      358,473      387,235
                                                       --------     --------
      Total Liabilities and Partners' Capital ....     $437,456     $469,282
                                                       ========     ========

Condensed Combined Statements of Operations:

                                                     Six Months Ended           Three Months Ended
                                                  ----------------------      ----------------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    2001          2000          2001          2000
                                                  --------      --------      --------      --------
Total Revenues ..............................     $ 33,677      $ 31,284      $ 17,290      $ 15,924
Property Expenses ...........................       (8,297)       (7,639)       (4,053)       (3,731)
General and Administrative ..................          ---          (112)          ---           (43)
Interest Expense ............................       (2,237)       (1,517)       (1,495)         (758)
Amortization of Deferred Financing Costs ....          (33)          (34)          (16)          (18)
Depreciation and Other Amortization .........       (5,911)       (5,524)       (2,924)       (2,787)
Gain on Sale of Real Estate .................        8,086         3,786         6,129         3,800
                                                  --------      --------      --------      --------
Net Income ..................................     $ 25,285      $ 20,244      $ 14,931      $ 12,387
                                                  ========      ========      ========      ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.       INVESTMENTS IN JOINT VENTURES

         During the six months ended June 30, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1,238 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received distributions of approximately $544 and $58 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of June 30, 2001, the September 1998 Joint Venture owned 121 industrial properties comprising approximately 6.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans Payable, Net:

         On October 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.5% and provided for monthly principal and interest payments based upon a 15-year amortization schedule. On May 31, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Operating Partnership has recorded an extraordinary loss of approximately $128 due to a prepayment fee.

         On December 9, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and interest payments based upon a 22-year amortization schedule. On June 27, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Operating Partnership has recorded an extraordinary loss of approximately $936 due to a prepayment fee.

Senior Unsecured Debt, Net:

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. On April 5, 2001 the Consolidated Operating Partnership paid off and retired the 2011 Drs. for a payment of approximately $105,569. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Consolidated Operating Partnership has recorded an extraordinary loss of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                      OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT     INTEREST RATE AT
                                   -----------------------------    -----------------------------    ----------------
                                    JUNE 30,       DECEMBER 31,       JUNE 30,        DECEMBER 31,      JUNE 30,       MATURITY
                                      2001             2000             2001              2000            2001           DATE
                                   -----------     -------------    -------------    ------------      ------------    ----------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan......................  $   33,590       $   33,952       $     210        $    212             7.500%         4/01/03
Assumed Loans...................       6,781            7,995             ---             ---             9.250%         1/01/13
LB Mortgage Loan  II............         705              705               5               5             8.000%             (1)
Acquisition Mortgage Loan I.....         ---            3,294             ---             ---             8.500%         8/01/08 (6)
Acquisition Mortgage Loan II....         ---            7,432             ---             ---             7.750%         4/01/06 (6)
Acquisition Mortgage Loan III...       3,141            3,214             ---             ---             8.875%         6/01/03
Acquisition Mortgage Loan IV....       2,323            2,364             ---              17             8.950%        10/01/06
Acquisition Mortgage Loan VI....         939 (2)          957 (2)         ---             ---             8.875%        11/01/06
Acquisition Mortgage Loan VII...       1,296 (2)        1,329 (2)         ---             ---             9.750%         3/15/02
                                  ----------       ----------       ---------        ---------
Total...........................     $48,775       $   61,242       $     215        $     234
                                  ==========       ==========       =========        =========

SENIOR UNSECURED DEBT, NET
2005 Notes......................     $50,000         $50,000             $383             $383            6.900%        11/21/05
2006 Notes......................     150,000         150,000              875              875            7.000%        12/01/06
2007 Notes......................     149,969 (3)     149,966 (3)        1,457            1,457            7.600%         5/15/07
2011 PATS.......................      99,540 (3)      99,517 (3)          942              942            7.375%         5/15/11 (4)
2017 Notes......................      99,843 (3)      99,838 (3)          625              625            7.500%        12/01/17
2027 Notes......................      99,874 (3)      99,872 (3)          914              914            7.150%         5/15/27 (5)
2028 Notes......................     199,787 (3)     199,783 (3)        7,009            7,009            7.600%         7/15/28
2011 Drs........................         ---          99,805 (3)          ---            1,553            6.500%         4/05/11 (6)
2011 Notes......................     199,410 (3)         ---            4,179              ---            7.375%         3/15/11
                                  ----------       ----------       ---------        ---------
Total...........................  $1,048,423       $  948,781       $  16,384        $  13,758
                                  ==========       ==========       =========        =========

ACQUISITION FACILITY PAYABLE
2000 Unsecured Acquisition
   Facility.....................  $  141,000       $  170,000       $     797        $   1,359            4.800%         6/30/03
                                  ==========       ==========       =========        =========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At June 30, 2001, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $45 and $21, respectively. At December 31, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $49 and $35, respectively.
(3)  At June 30, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Notes are net of unamortized discounts of $31, $460, $157, $126, $213 and $590, respectively. At December 31, 2000, the 2007
     Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The Operating Partnership paid off and retired the 2011 Drs. on April 5, 2001, the Acquisition Mortgage Loan I on May 31, 2001 and the Acquisition Mortgage Loan II on June 27, 2001.

         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                   Amount
                                                -----------
                    Remainder of 2001           $       764
                    2002                              2,846
                    2003                            177,013
                    2004                                758
                    2005                             50,830
                    Thereafter                    1,006,793
                                                -----------
                    Total                       $ 1,239,004
                                                ===========

         The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

Unit Contributions:

         During the six months ended June 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 1,762 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3,074 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

         During the six months ended June 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - 33.125 per share and expire ten years from the date of grant.

         During the six months ended June 30, 2001, certain employees exercised 523,048 non-qualified employee stock options. Gross proceeds to the Company were approximately $13,936. The Consolidated Operating Partnership, through the Operating Partnership, issued 523,048 Units to the Company in the same amount.

Distributions:

         On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30,275. On April 23, 2001, the Operating Partnership paid a first quarter 2001 distribution of $.6575 per Unit, totaling approximately $30,537.

         On January 2, 2001 and April 2, 2001, the Operating Partnership paid quarterly distributions of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on January 2, 2001 and April 2, 2001 totaled, in the aggregate, approximately $7,231 per quarter.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.       ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         During the six months ended June 30, 2001, the Consolidated Operating Partnership acquired 40 industrial properties comprising approximately 1.6 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $87,076 excluding costs incurred in conjunction with the acquisition of the properties and the land parcels. Two of the 40 industrial properties acquired, comprising approximately
 .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5,845, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of four industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $29.0 million.

8.       SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         During the six months ended June 30, 2001, the Consolidated Operating Partnership sold 62 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $171,258. The gain on sales of real estate was approximately $21,612.

         The Consolidated Operating Partnership has an active sales program through which it is continually engaged in evaluating its current portfolio for potential sales candidates in order to redeploy capital. At June 30, 2001, the Consolidated Operating Partnership had 57 industrial properties comprising approximately 6.1 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the 57 industrial properties held for sale by the Consolidated Operating Partnership.

                                               SIX MONTHS ENDED     THREE MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                              ------------------    ------------------
                                                2001       2000       2001       2000
                                              -------    -------    -------    -------
             Total Revenues                   $12,289    $12,737    $ 5,987    $ 6,333
             Operating Expenses                (3,457)    (3,585)    (1,555)    (1,768)
             Depreciation and Amortization       (168)    (2,191)       (84)    (1,115)
                                              -------    -------    -------    -------
             Net Income                       $ 8,664    $ 6,961    $ 4,348    $ 3,450
                                              =======    =======    =======    =======

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                                            Six Months Ended
                                                                                          ----------------------
                                                                                          June 30,      June 30,
                                                                                           2001          2000
                                                                                          --------      --------
   Interest paid, net of capitalized interest .......................................     $ 38,351      $ 39,190
                                                                                          ========      ========
   Interest capitalized .............................................................     $  4,297      $  2,747
                                                                                          ========      ========

Supplemental schedule of noncash investing and financing activities:
   Distribution payable on units ....................................................     $ 30,668      $ 28,601

                                                                                          ========      ========
   Distribution payable on preferred units ..........................................     $  7,231        $  ---
                                                                                          ========      ========

Issuance of Units in exchange for property ..........................................     $  1,491      $    869
                                                                                          ========      ========

Exchange of limited partnership units for general partnership units:
   Limited partnership units ........................................................     $ (4,213)     $ (2,488)
   General partnership units ........................................................        4,213         2,488
                                                                                          --------      --------
                                                                                          $    ---      $    ---
                                                                                          ========      ========

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
   Purchase of real estate ..........................................................     $ 87,076      $ 90,978
   Accrued real estate taxes and security deposits ..................................         (866)         (957)
                                                                                          --------      --------
                                                                                          $ 86,210      $ 90,021
                                                                                          ========      ========

In conjunction with certain property sales, the Operating Partnership provided seller financing:
   Notes receivable .................................................................     $    ---      $  5,149
                                                                                          ========      ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10.    EARNINGS PER UNIT ("EPU")

      The computation of basic and diluted EPU is presented below:

                                                                Six Months Ended                      Three Months Ended
                                                          ---------------------------------    -----------------------------------
                                                          June 30, 2001      June 30, 2000      June 30, 2001       June 30, 2000
                                                          --------------    ---------------    ---------------    ----------------
Numerator:

  Net Income Before Extraordinary Loss.................   $      81,736     $      65,609      $       42,359     $         34,503

  Less: Preferred Distributions........................         (14,462)          (14,462)             (7,231)              (7,231)
                                                          --------------    ---------------    ---------------    ----------------

  Net Income Available to Unitholders Before
     Extraordinary Loss - For Basic and Diluted EPU....          67,274            51,147              35,128               27,272

  Extraordinary Loss...................................         (10,309)              ---             (10,309)                 ---
                                                          --------------    ---------------    ---------------    ----------------

  Net Income Available to Unitholders
     - For Basic and Diluted  EPU......................   $       56,965    $      51,147      $       24,819     $         27,272
                                                          ==============    ===============    ===============    ================

Denominator:

  Weighted Average Units - Basic.......................       46,383,713       45,851,130          46,580,767           46,003,824


  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that result in the issuance of
     general partnership units.........................          373,698          194,828             289,465              231,926
                                                          --------------    ---------------    ---------------    ----------------

  Weighted Average Units - Diluted.....................       46,757,411       46,045,958          46,870,232           46,235,750
                                                          ==============    ===============    ===============    ================

Basic EPU:

  Net Income Available to Unitholders Before
     Extraordinary Loss................................   $         1.45    $        1.12      $          .75     $            .59

        Extraordinary Loss.............................             (.22)             ---                (.22)                 ---
                                                          --------------    ---------------    ---------------    ----------------
  Net Income Available to Unitholders..................   $         1.23    $        1.12      $          .53     $            .59
                                                          ==============    ===============    ===============    ================

Diluted EPU:

  Net Income Available to Unitholders Before
     Extraordinary Loss................................   $        1.44     $        1.11      $          .75     $            .59
        Extraordinary Loss.............................            (.22)              ---                (.22)                 ---
                                                          --------------    ---------------    ---------------    ----------------
  Net Income Available to Unitholders..................   $        1.22     $        1.11      $          .53     $            .59
                                                          ==============    ===============    ===============    ================

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

         The Consolidated Operating Partnership has committed to the construction of 28 development projects totaling approximately 5.2 million square feet of GLA for an estimated investment of approximately $251.7 million. Of this amount, approximately $149.6 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties. The Consolidated Operating Partnership expects to place in service approximately 21 of the 28 development projects, comprising approximately 3.7 million square feet of GLA at an estimated investment of approximately $177.9 million, during the next twelve months.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.   SUBSEQUENT EVENTS

      From July 1, 2001 to August 3, 2001, the Consolidated Operating Partnership acquired six industrial properties for an aggregate purchase price of approximately $16,705, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold 20 industrial properties and one land parcel for approximately $42,162 of gross proceeds.

      On July 2, 2001, the Operating Partnership paid a second quarter 2001 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on July 2, 2001 totaled, in the aggregate, approximately $7,231.

      On July 23, 2001, the Operating Partnership paid a second quarter 2001 distribution of $.6575 per Unit, totaling approximately $30,668.

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

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.8% ownership interest at June 30, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.2% interest in the Operating Partnership at June 30, 2001.

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

RESULTS OF OPERATIONS

      At June 30, 2001, the Consolidated Operating Partnership owned 838 in-service properties with approximately 53.5 million square feet of gross leasable area ("GLA"), compared to 875 in-service properties with approximately
56.4 million square feet of GLA at June 30, 2000. During the period between July 1, 2000 and June 30, 2001, the Consolidated Operating Partnership acquired 94 properties containing approximately 4.9 million square feet of GLA, completed development of 14 properties and the redevelopment of one property totaling approximately 2.2 million square feet of GLA and sold 134 in-service properties totaling approximately 9.4 million square feet of GLA, one out of service property and several land parcels. The Consolidated Operating Partnership also took 14 properties out of service that are under redevelopment comprising approximately .8 million square feet of GLA and placed in-service two properties comprising approximately .2 million square feet of GLA.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

      Rental income and tenant recoveries and other income increased by approximately $5.0 million or 3.2% due primarily to an increase in tenant recoveries related to an increase in property expenses (as discussed below) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000, increased by approximately $3.8 million or 3.3% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $2.0 million or 4.3%. The increase in repairs and maintenance is due to an increase in snow removal and related expenses. The increase in utilities is due to increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. Property expenses from properties owned prior to January 1, 2000 increased by approximately $1.8 million or 5.4% due primarily to the explanations discussed above.

      General and administrative expense increased by approximately $1.8 million due primarily to general increases in employee compensation and the write-off of the Operating Partnership's technology initiative investment.

      Interest expense increased by approximately $1.8 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due primarily to a higher average debt balance outstanding, slightly offset by a decrease in the weighted average interest rate for the six months ended June 30, 2001 (7.18%) compared to the six months ended June 30, 2000 (7.29%) and an increase in capitalized interest for the six months ended June 30, 2001 due to an increase in development activities. The average debt balance outstanding for the six months ended June 30, 2001 and 2000 was approximately $1,269.4 million and $1,141.2 million, respectively.

      Amortization of deferred financing costs remained relatively unchanged.

      Depreciation and other amortization decreased by approximately $1.1 million due primarily to the Consolidated Operating Partnership ceasing depreciation and amortization on properties it considers held for sale and due to properties sold subsequent to December 31, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 2000.

      Equity in income of Other Real Estate Partnerships increased by approximately $5.9 million due primarily to an increase in gain on sale of real estate.

      Equity in income of joint ventures increased by approximately $.3 million due primarily to an increase in gain on sale of real estate.

      The $21.6 million gain on sale of real estate for the six months ended June 30, 2001 resulted from the sale of 62 industrial properties and several land parcels. Gross proceeds from these sales were approximately $171.3 million.

      The $12.1 million gain on sale of real estate for the six months ended June 30, 2000 resulted from the sale of 32 industrial properties and several land parcels. Gross proceeds from these sales were approximately $112.5 million.

      The $10.3 million extraordinary loss for the six months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

      Rental income and tenant recoveries and other income increased by approximately $1.8 million or 2.3% due primarily to general rent increases and an increase in tenant recoveries related to an increase in property expenses (as discussed below) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000, increased by approximately $2.0 million or 3.5% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $.1 million or .5%. The increase in repairs and maintenance is due to an increase in snow removal and related expenses. The increase in utilities is due to general increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. Property expenses from properties owned prior to January 1, 2000 increased by approximately $.3 million or 1.8% due primarily to the explanations discussed above.

      General and administrative expense increased by approximately $1.0 million due primarily to general increases in employee compensation and the write-off of the Operating Partnership's technology initiative investment.

      Interest expense increased by approximately $.4 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due primarily to a higher average debt balance outstanding, slightly offset by a decrease in the weighted average interest rate for the three months ended June 30, 2001 (7.11%) compared to the three months ended June 30, 2000 (7.30%) and an increase in capitalized interest for the three months ended June 30, 2001 due to an increase in development activities. The average debt balance outstanding for the three months ended June 30, 2001 and 2000 was approximately $1,291.0 million and $1,154.4 million, respectively.

      Amortization of deferred financing costs remained relatively unchanged.

      Depreciation and other amortization decreased by approximately $.6 million due primarily to the Consolidated Operating Partnership ceasing depreciation and amortization on properties it considers held for sale and due to properties sold subsequent to December 31, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 2000.

      Equity in income of Other Real Estate Partnerships increased by approximately $3.4 million due primarily to an increase in gain on sale of real estate.

      Equity in income of joint ventures increased by approximately $.2 million due primarily to an increase in gain on sale of real estate.

      The $9.7 million gain on sale of real estate for the three months ended June 30, 2001 resulted from the sale of 40 industrial properties and several land parcels. Gross proceeds from these sales were approximately $116.6 million.

      The $6.3 million gain on sale of real estate for the three months ended June 30, 2000 resulted from the sale of 21 industrial properties and several land parcels. Gross proceeds from these sales were approximately $57.8 million.

      The $10.3 million extraordinary loss for the three months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2001, the Consolidated Operating Partnership's cash and cash equivalents was approximately $5.1 million and restricted cash totaled approximately $50.9 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2001

      Net cash provided by operating activities of approximately $73.8 million for the six months ended June 30, 2001 was comprised primarily of net income of approximately $71.4 million and adjustments for non-cash items of approximately $19.8 million, offset by the net change in operating assets and liabilities of approximately $17.4 million. The adjustments for the non-cash items of approximately $19.8 million are primarily comprised of depreciation and amortization of approximately $32.2 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $21.6 million and the effect of the straight-lining of rental income of approximately $1.1 million.

      Net cash used in investing activities of approximately $58.4 million for the six months ended June 30, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, funding of a mortgage loan receivable, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and investments in and advances to the Other Real Estate Partnerships, offset by the net proceeds from the sale of real estate, distributions from investment in Other Real Estate

Partnerships, distributions from the Operating Partnership's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

      Net cash used in financing activities of approximately $13.9 million for the six months ended June 30, 2001 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, the repurchase of restricted units, repayments on mortgage loans payable, repayment of senior unsecured debt, debt issuance costs incurred in conjunction with the 2011 Notes (defined below), prepayment fees incurred in the early retirement of the Acquisition Mortgage Loan I (defined below) and the Acquisition Mortgage Loan II (defined below) and the net repayments under the Operating Partnership's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by Unit contributions and proceeds from the issuance of senior unsecured debt.

SIX MONTHS ENDED JUNE 30, 2000

      Net cash provided by operating activities of approximately $69.0 million for the six months ended June 30, 2000 was comprised primarily of net income of approximately $65.6 million and adjustments for non-cash items of approximately $19.2 million, offset by the net change in operating assets and liabilities of approximately $15.8 million. The adjustments for the non-cash items of approximately $19.2 million are primarily comprised of depreciation and amortization of approximately $31.8 million, offset by the gain on sale of real estate of approximately $12.1 million and the effect of the straight-lining of rental income of approximately $.5 million.

      Net cash used in investing activities of approximately $66.7 million for the six months ended June 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from investment in the September 1998 Joint Venture, net proceeds from the sale of real estate and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $.2 million for the six months ended June 30, 2000 was comprised primarily of Unit and preferred general partnership unit distributions, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility, offset by the net borrowings under the Operating Partnership's lines of credit.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the six months ended June 30, 2001, the Consolidated Operating Partnership acquired 40 industrial properties comprising approximately 1.6 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $87.1 million, excluding costs incurred in conjunction with the acquisition of the properties and the land parcels. Two of the 40 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5.8 million, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of four industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $29.0 million.

      During the six months ended June 30, 2001, the Consolidated Operating Partnership sold 62 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $171.3 million.

      The Consolidated Operating Partnership has committed to the construction of 28 development projects totaling approximately 5.2 million square feet of GLA for an estimated investment of approximately $251.7 million. Of this amount, approximately $149.6 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties. The Consolidated Operating Partnership expects to place in service approximately 21 of the 28 development projects, comprising approximately 3.7 million square feet of GLA at an estimated investment of approximately $177.9 million, during the next twelve months.

REAL ESTATE HELD FOR SALE

     The Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge and continually engages in evaluating its other real estate markets for potential sales candidates. At June 30, 2001, the Consolidated Operating Partnership had 57 industrial properties comprising approximately 6.1 million square feet of GLA held for sale. Income from operations of the 57 industrial properties held for sale for the six months ended June 30, 2001 and 2000 is approximately $8.7 million and $7.0 million, respectively. Income from operations of the 57 industrial properties held for sale for the three months ended June 30, 2001 and 2000 is approximately $4.3 million and $3.5 million, respectively. Net carrying value of the 57 industrial properties held for sale at June 30, 2001 is approximately $150.0 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1.2 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received, in the aggregate, distributions of approximately $.6 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of June 30, 2001, the September 1998 Joint Venture owned 121 industrial properties comprising approximately 6.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

MORTGAGE LOANS PAYABLE

     On October 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4.2 million (the "Acquisition Mortgage Loan I") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.5% and provided for monthly principal and interest payments based upon a 15-year amortization schedule. On May 31, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Operating Partnership has recorded an extraordinary loss of approximately $.1 million due to a prepayment fee.

     On December 9, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $8.0 million (the "Acquisition Mortgage Loan II") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and interest payments based upon a 22-year amortization schedule. On June 27, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Operating Partnership has recorded an extraordinary loss of approximately $.9 million due to a prepayment fee.

SENIOR UNSECURED DEBT

      On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $.4 million of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100 million of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. On April 5, 2001 the Consolidated Operating Partnership paid off and retired the 2011 Drs. for a payment of approximately $105.6 million. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $.6 million. Due to the retirement of the 2011 Drs., the Operating Partnership has recorded an extraordinary loss of approximately $9.2 million comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At June 30, 2001, $141.0 million (approximately 11% of total debt at June 30, 2001) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 2000 Unsecured Acquisition Facility) and $1,097.2 million (approximately 89% of total debt at June 30, 2001) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at June 30, 2001, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2001 by approximately $53.2 million to $1,015.5 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2001 by approximately $58.8 million to $1,127.5 million. A 10% increase in interest rates would decrease the fair value of the Written Option at June 30, 2001 by approximately $1.6 million to $4.0 million. A 10% decrease in interest rates would increase the fair value of the Written Option at June 30, 2001 by approximately $2.0 million to $7.6 million.

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

Unit Contributions:

      During the six months ended June 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 1,762 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

      During the six months ended June 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - 33.125 per share and expire ten years from the date of grant.

      During the six months ended June 30, 2001, certain employees exercised 523,048 non-qualified employee stock options. Gross proceeds to the Company were approximately $13.9 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 523,048 Units to the Company in the same amount.

DISTRIBUTIONS

      On January 2, 2001 and April 2, 2001, the Operating Partnership paid quarterly distributions of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on January 2, 2001 and April 2, 2001 totaled, in the aggregate, approximately $7.2 million per quarter.

      On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30.3 million. On April 23, 2001, the Operating Partnership paid a first quarter 2001 distribution of $.6575 per Unit, totaling approximately $30.5 million.

SUBSEQUENT EVENTS

      From July 1, 2001 to August 3, 2001, the Consolidated Operating Partnership acquired six industrial properties for an aggregate purchase price of approximately $16.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold 20 industrial properties and one land parcel for approximately $42.2 million of gross proceeds.

      On July 2, 2001, the Operating Partnership paid a second quarter 2001 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on July 2, 2001 totaled, in the aggregate, approximately $7.2 million.

      On July 23, 2001, the Operating Partnership paid a second quarter 2001 distribution of $.6575 per Unit, totaling approximately $30.7 million.

SHORT-TERM AND LONG-TERM LIQUIDITY NEEDS

      The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership believes that its principle short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company's REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of June 30, 2001, $100.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. As of August 3, 2001, $500.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At June 30, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 4.8%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus
 .80%, or the Prime Rate, at the Operating Partnership's election. As of August 3, 2001, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $148.3 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

     On January 1, 2001, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

     In conjunction with prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Consolidated Operating Partnership, through the Operating Partnership, derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14.9 million.

     In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement and received approximately $.4 million, which is shown in other comprehensive income. The Consolidated Operating Partnership, through the Operating Partnership, is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes.

     In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. in April 2001, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement for a payment of approximately $.6 million which is a component of the extraordinary loss the Operating Partnership, has recognized relating to the retirement of the 2011 Drs.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES

   During the six months ended June 30, 2001, the Operating Partnership issued an aggregate of 44,579 Units having an aggregate market value of approximately $1.5 million in exchange for property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   (a) Exhibits:
         None.


   (b) Reports on Form 8-K:

       Report on Form 8-K filed April 5, 2001, dated April 5, 2001 reporting the redemption by the Operating Partnership of its $100 million, 6 1/2% Dealer remarketable securities due April 5, 2011.

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


                               FIRST INDUSTRIAL, L.P.
                               BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                               ITS SOLE GENERAL PARTNER

Date: August 10, 2001          By:  /s/ Michael J. Havala
                                 -----------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------
None.