Form 10-Q
period 2001-09-30
FIRST INDUSTRIAL LP
filed 2001-10-30
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                  PAGE
                                                                                  ----
PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements


     Consolidated Balance Sheets as of September 30, 2001
     and December 31, 2000 .....................................................   2

     Consolidated Statements of Operations for the Nine Months
     Ended September 30, 2001 and September 30, 2000 ...........................   3

     Consolidated Statements of Operations for the Three Months
     Ended September 30, 2001 and September 30, 2000 ...........................   4

     Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2001 and September 30, 2000 ...........................   5

     Notes to Consolidated Financial Statements ................................   6-18


 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................   19-29

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ............   29


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ...................................................   30
  Item 2.  Changes in Securities ...............................................   30
  Item 3.  Defaults Upon Senior Securities .....................................   30
  Item 4.  Submission of Matters to a Vote of Security Holders .................   30
  Item 5.  Other Information ...................................................   30
  Item 6.  Exhibits and Report on Form 8-K .....................................   30



SIGNATURE ......................................................................   31

EXHIBIT INDEX ..................................................................   32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 September 30,   December 31,
                                                                                                     2001            2000
                                                                                                  -----------    -----------
                                                            ASSETS
Assets:
   Investment in Real Estate:
      Land ....................................................................................   $   358,548    $   341,746
      Buildings and Improvements ..............................................................     1,673,324      1,643,540
      Furniture, Fixtures and Equipment .......................................................         1,249          1,353
      Construction in Progress ................................................................       114,607         33,913
      Less: Accumulated Depreciation ..........................................................      (202,683)      (182,480)
                                                                                                  -----------    -----------
              Net Investment in Real Estate ...................................................     1,945,045      1,838,072

   Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization
     of $20,533 at September 30, 2001 and $21,974 at
     December 31, 2000 ........................................................................       143,160        190,379
   Investments in and Advances to Other Real Estate Partnerships ..............................       389,832        381,231
   Cash and Cash Equivalents ..................................................................         6,690          3,644
   Restricted Cash ............................................................................        32,626         23,027
   Tenant Accounts Receivable, Net ............................................................         8,842          8,857
   Investments in Joint Ventures ..............................................................         5,818          6,158
   Deferred Rent Receivable ...................................................................        12,016         10,887
   Deferred Financing Costs, Net ..............................................................        10,584         10,543
   Prepaid Expenses and Other Assets, Net .....................................................        39,302         66,609
                                                                                                  -----------    -----------
              Total Assets ....................................................................   $ 2,593,915    $ 2,539,407
                                                                                                  ===========    ===========

                                              LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ................................................................   $    48,388    $    61,242
   Senior Unsecured Debt, Net .................................................................     1,048,457        948,781
   Acquisition Facility Payable ...............................................................       152,000        170,000
   Accounts Payable and Accrued Expenses ......................................................        71,183         94,448
   Rents Received in Advance and Security Deposits ............................................        18,635         17,593
   Distributions Payable ......................................................................        37,891         37,512
                                                                                                  -----------    -----------
              Total Liabilities ...............................................................     1,376,554      1,329,576
                                                                                                  -----------    -----------

Commitments and Contingencies .................................................................          --             --

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at September 30, 2001 and December 31, 2000) ................................       336,990        336,990
    General Partner Units (39,638,829 and 38,844,086 units issued and outstanding at September 30, 2001 and December 31, 2000,
      respectively) ...........................................................................       720,703        697,864
    Unamortized Value of General Partnership Restricted Units ................................        (7,429)        (8,812)
    Limited Partners' Units (6,993,226 and 7,223,859 units issued and outstanding at September 30, 2001 and December 31, 2000,
      respectively) ...........................................................................       178,178        183,406
    Amortization of Stock Based Compensation ..................................................         1,121            383
    Accumulated Other Comprehensive Loss ......................................................       (12,202)          --
                                                                                                  -----------    -----------
                Total Partners' Capital .......................................................     1,217,361      1,209,831
                                                                                                  -----------    -----------
                Total Liabilities and Partners' Capital .......................................   $ 2,593,915    $ 2,539,407
                                                                                                  ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                                Nine Months Ended           Nine Months Ended
                                                                                September 30, 2001         September 30, 2000
                                                                                ------------------         -------------------
Revenues:
   Rental Income ..........................................................           $ 183,429                $ 187,868
                                                                                         57,904                   50,335
   Tenant Recoveries and Other Income .....................................           ---------                ---------
                                                                                        241,333                  238,203
             Total Revenues ...............................................           ---------                ---------


Expenses:                                                                                37,736                   38,635
   Real Estate Taxes ......................................................              13,022                   11,595
   Repairs and Maintenance ................................................               8,272                    8,989
   Property Management ....................................................               6,340                    5,817
   Utilities ..............................................................               1,335                      934
   Insurance ..............................................................               3,326                    3,575
   Other ..................................................................              13,070                   12,486
   General and Administrative .............................................              59,733                   59,145
   Interest Expense .......................................................               1,307                    1,274
   Amortization of Deferred Financing Costs ...............................              43,384                   41,628
   Depreciation and Other Amortization ....................................           ---------                ---------
                                                                                        187,525                  184,078
              Total Expenses ..............................................           ---------                ---------


Income from Operations Before Equity in Income of Other Real                             53,808                   54,125
    Estate Partnerships and Equity in Income of Joint Ventures ............              38,706                   25,950
Equity in Income of Other Real Estate Partnerships ........................                 751                      189
Equity in Income of Joint Ventures ........................................           ---------                ---------
                                                                                         93,265                   80,264
Income from Operations ....................................................              33,743                   18,289
Gain on Sale of Real Estate ...............................................           ---------                ---------
                                                                                        127,008                   98,553
Income Before Extraordinary Loss ..........................................             (10,309)                    --
Extraordinary Loss ........................................................           ---------                ---------
                                                                                        116,699                   98,553
Net Income ................................................................             (21,693)                 (21,693)
Less:  Preferred Unit Distributions .......................................           ---------                ---------
                                                                                      $  95,006                $  76,860
Net Income Available to Unitholders .......................................           =========                =========


Net Income Available to Unitholders Before Extraordinary Loss Per
   Weighted Average Unit Outstanding:                                                 $    2.26                $    1.67
           Basic ..........................................................           =========                =========
                                                                                      $    2.25                $    1.67
           Diluted ........................................................           =========                =========


Net Income Available to Unitholders Per Weighted Average Unit
   Outstanding:                                                                       $    2.04                $    1.67
           Basic ..........................................................           =========                =========
                                                                                      $    2.03                $    1.67
           Diluted ........................................................           =========                =========

                                                                                      $ 116,699                $  98,553
Net Income ................................................................
Other Comprehensive Income (Loss):                                                      (14,920)                    --
           Cumulative Transition Adjustment ...............................                (191)                    --
           Settlement of Interest Rate Protection Agreements ..............
           Write-off of Unamortized Interest Rate Protection Agreement                    2,156                     --
                 Due to the Early Retirement of Debt ......................                 753                     --
           Amortization of Interest Rate Protection Agreements ............           ---------                ---------
                                                                                      $ 104,497                $  98,553
Comprehensive Income ......................................................           =========                =========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                            Three Months Ended      Three Months Ended
                                                                            September 30, 2001      September 30, 2000
                                                                           ---------------------    ------------------
Revenues:
   Rental Income .......................................................         $ 59,462               $ 63,200
   Tenant Recoveries and Other Income ..................................           18,779                 16,914
                                                                                 --------               --------
             Total Revenues ............................................           78,241                 80,114
                                                                                 --------               --------

Expenses:
   Real Estate Taxes ...................................................           12,275                 13,032
   Repairs and Maintenance .............................................            3,810                  3,732
   Property Management .................................................            2,407                  2,835
   Utilities ...........................................................            1,648                  2,009
   Insurance ...........................................................              311                    385
   Other ...............................................................            1,194                  1,165
   General and Administrative ..........................................            3,888                  5,060
   Interest Expense ....................................................           19,337                 20,586
   Amortization of Deferred Financing Costs ............................              442                    409
   Depreciation and Other Amortization .................................           14,821                 11,990
                                                                                 --------               --------
              Total Expenses ...........................................           60,133                 61,203
                                                                                 --------               --------

Income from Operations Before Equity in Income of Other Real
    Estate Partnerships and Equity in Income of Joint Ventures .........           18,108                 18,911
Equity in Income of Other Real Estate Partnerships .....................           14,718                  7,819
Equity in Income of Joint Ventures .....................................              315                     70
                                                                                 --------               --------
Income from Operations .................................................           33,141                 26,800
Gain on Sale of Real Estate ............................................           12,131                  6,144
                                                                                 --------               --------
Net Income .............................................................           45,272                 32,944
Less:  Preferred Unit Distributions ....................................           (7,231)                (7,231)
                                                                                 --------               --------
Net Income Available to Unitholders ....................................         $ 38,041               $ 25,713
                                                                                 ========               ========

Net Income Available to Unitholders per Weighted Average Unit
   Outstanding:
           Basic .......................................................         $    .81               $    .56
                                                                                 ========               ========
           Diluted .....................................................         $    .81               $    .55
                                                                                 ========               ========

Net Income .............................................................         $ 45,272               $ 32,944
Other Comprehensive Income:
           Amortization of Interest Rate Protection Agreements .........               51                   --
                                                                                 --------               --------
Comprehensive Income ...................................................         $ 45,323               $ 32,944
                                                                                 ========               ========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Nine Months Ended              Nine Months Ended
                                                                             September 30, 2001            September 30, 2000
                                                                             ------------------            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................................        $ 116,699                        $  98,553
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ......................................................           37,185                           37,466
    Amortization of Deferred Financing Costs ..........................            1,307                            1,274
    Other Amortization ................................................           10,269                            5,718
    Equity in Income of Joint Ventures.................................             (751)                            (189)
    Distributions from Joint Ventures .................................              751                              189
    Gain on Sale of Real Estate .......................................          (33,743)                         (18,289)
    Extraordinary Loss ................................................           10,309                             --
    Equity in Income of Other Real Estate Partnerships ................          (38,706)                         (25,950)
    Distributions from Investment in Other Real Estate
         Partnerships .................................................           38,706                           25,950
    Decrease (Increase) in Tenant Accounts Receivable and
         Prepaid Expenses and Other Assets, Net .......................            1,094                          (20,777)
    Increase in Deferred Rent Receivable ..............................           (2,315)                            (379)
    (Decrease) Increase in Accounts Payable and Accrued
         Expenses and Rents Received  in Advance and Security
         Deposits .....................................................          (18,944)                          35,182
                                                                               ---------                        ---------
         Net Cash Provided by Operating Activities ....................          121,861                          138,748
                                                                               ---------                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate ...........         (296,147)                        (253,514)
    Net Proceeds from Sales of Investment in Real Estate ..............          236,180                          152,164
    Investments in and Advances to Other Real Estate
         Partnerships .................................................          (92,471)                         (93,512)
    Distributions from Other Real Estate Partnerships .................           83,870                           24,412
    Contributions to and Investments in Joint Venture .................             --                                (37)
    Distributions from Joint Ventures .................................              340                              481
    Repayment of Mortgage Loans Receivable ............................            2,987                           13,170
    Increase in Restricted Cash .......................................           (9,599)                          (5,259)
                                                                               ---------                        ---------
         Net Cash Used in Investing Activities ........................          (74,840)                        (162,095)
                                                                               ---------                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions .................................................           16,646                            8,007
   Unit Distributions .................................................          (91,543)                         (85,229)
   Purchase of General Partner Units ..................................           (5,141)                         (11,699)
   Repurchase of Restricted Units .....................................           (1,866)                            --
   Preferred Unit Distributions .......................................          (21,693)                         (14,462)
   Repayments on Mortgage Loans Payable ...............................          (12,826)                          (1,328)
   Proceeds from Senior Unsecured Debt ................................          199,390                             --
   Repayment of Senior Unsecured Debt .................................         (100,000)                            --
   Proceeds from Acquisition Facilities Payable .......................          322,300                          195,500
   Repayments on Acquisition Facilities Payable .......................         (340,300)                         (67,300)
   Book Overdraft .....................................................             --                              2,158
   Cost of Debt Issuance and Prepayment Fees ..........................           (8,942)                          (2,322)
                                                                               ---------                        ---------
          Net Cash (Used in) Provided by Financing Activities .........          (43,975)                          23,325
                                                                               ---------                        ---------
   Net Increase (Decrease) in Cash and Cash Equivalents ...............            3,046                              (22)
   Cash and Cash Equivalents, Beginning of Period .....................            3,644                               22
                                                                               ---------                        ---------
   Cash and Cash Equivalents, End of Period ...........................        $   6,690                        $    --
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND FORMATION OF PARTNERSHIP


         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85% ownership interest at September 30, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15% interest in the Operating Partnership at September 30, 2001.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc. (f/k/a FR Development Services, Inc.), and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture").

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         The consolidated financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting. As of September 30, 2001, the Consolidated Operating Partnership owned 824 in-service properties containing an aggregate of approximately 52.5 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 2001, the Other Real Estate Partnerships owned 106 in-service properties containing an aggregate of approximately 11.8 million square feet of GLA.

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

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for each of the nine months and three months ended September 30, 2001 and 2000. Actual results could differ from those estimates.

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2001 and the results of its operations for each of the nine months and three months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

Tenant Accounts Receivable, Net:

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of September 30, 2001 and December 31, 2000.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


         In conjunction with prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Consolidated Operating Partnership, through the Operating Partnership, derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14,920. The Consolidated Operating Partnership, through the Operating Partnership, will amortize approximately $257 into net income as an adjustment to interest expense in the next twelve months relating to these interest rate protection agreements.

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

         In September 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate protection agreements which fixed the interest rate on a portion of the Operating Partnership's outstanding borrowings on its $300,000 unsecured line of credit. The Consolidated Operating Partnership designated both of these transactions as cash flow hedges. The first interest rate protection agreement has a notional value of $25,000, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate protection agreement has a notional value of $25,000, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from these interest rate protection agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that both interest rate protection agreements will be 100% effective and, as a result, the change in value of both interest rate protection agreements will be shown in other comprehensive income.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         The following is a roll-forward of the accumulated other comprehensive income balance relating to these derivative transactions:

Balance at December 31, 2000 ..............................    $     --
     Cumulative Transition Adjustment .....................     (14,920)
     Settlement of Interest Rate Protection Agreements ....        (191)
     Write-off of Unamortized Interest Rate Protection
        Agreements Due to the Early Retirement of Debt ....       2,156
     Amortization of Interest Rate Protection Agreements ..         753
                                                               --------
Balance at September 30, 2001 .............................    $(12,202)
                                                               ========

         On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Consolidated Operating Partnership does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.


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

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:


                                                              September 30,   December 31,
                                                                 2001            2000
                                                              -------------   ------------
                           ASSETS
Assets:
        Investment in Real Estate, Net .......................   $339,362        $383,021
        Real Estate Held for Sale, Net .......................     26,334          46,043
        Other Assets, Net ....................................     75,707          40,218
                                                                 --------        --------
                Total Assets .................................   $441,403        $469,282
                                                                 ========        ========

             LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ..............................   $ 40,885        $ 41,333
        Other Liabilities ....................................      7,463          40,714
                                                                 --------        --------
                 Total Liabilities ...........................     48,348          82,047
                                                                 --------        --------
        Partners' Capital ....................................    393,055         387,235
                                                                 --------        --------
                 Total Liabilities and Partners' Capital .....   $441,403        $469,282
                                                                 ========        ========


Condensed Combined Statements of Operations:


                                                          Nine Months Ended                 Three Months Ended
                                                     ----------------------------    --------------------------------
                                                     September 30,  September 30,    September 30,      September 30,
                                                         2001           2000             2001               2000
                                                     ------------   -------------    -------------      -------------
Total Revenues ...................................   $ 49,075         $ 47,384         $ 15,398            $ 16,100
Property Expenses ................................    (11,946)         (11,419)          (3,649)             (3,668)
Interest Expense .................................     (2,989)          (2,280)            (752)               (763)
Amortization of Deferred Financing Costs .........        (50)             (49)             (17)                (15)
Depreciation and Other Amortization ..............     (8,714)          (8,407)          (2,803)             (2,883)
Gain on Sale of Real Estate ......................     14,763            3,922            6,677                 136
                                                     --------         --------         --------            --------
Net Income .......................................   $ 40,139         $ 29,151         $ 14,854            $  8,907
                                                     ========         ========         ========            ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. INVESTMENTS IN JOINT VENTURES

         During the nine months ended September 30, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1,771 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received distributions of approximately $985 and $106 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of September 30, 2001, the September 1998 Joint Venture owned 119 industrial properties comprising approximately 6.0 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                        OUTSTANDING BALANCE AT        ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                   ------------------------------    -----------------------------   ----------------
                                   SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,      MATURITY
                                        2001           2000               2001           2000              2001             DATE
                                   -------------   -------------     -------------    ------------   ----------------     --------
MORTGAGE LOANS PAYABLE, NET
---------------------------
CIGNA Loan ....................... $   33,403      $    33,952         $    209        $   212             7.500%         4/01/03
Assumed Loans ....................      6,661            7,995               --             --             9.250%         1/01/13
LB Mortgage Loan  II .............        705              705                5              5             8.000%              (1)
Acquisition Mortgage Loan I ......         --            3,294               --             --             8.500%         8/01/08(6)
Acquisition Mortgage Loan II......         --            7,432               --             --             7.750%         4/01/06(6)
Acquisition Mortgage Loan III.....      3,104            3,214               --             --             8.875%         6/01/03
Acquisition Mortgage Loan IV......      2,305            2,364               --             17             8.950%        10/01/06
Acquisition Mortgage Loan VI......        930(2)           957(2)            --             --             8.875%        11/01/06
Acquisition Mortgage Loan VII.....      1,280(2)         1,329(2)            --             --             9.750%         3/15/02
                                   ----------      -----------         --------        -------
Total ............................ $   48,388      $    61,242         $    214        $   234
                                   ==========      ===========         ========        =======
SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes........................ $   50,000      $    50,000         $  1,246        $   383             6.900%        11/21/05
2006 Notes........................    150,000          150,000            3,500            875             7.000%        12/01/06
2007 Notes........................    149,970(3)       149,966(3)         4,307          1,457             7.600%         5/15/07
2011 PATS.........................     99,552(3)        99,517(3)         2,786            942             7.375%         5/15/11(4)
2017 Notes........................     99,845(3)        99,838(3)         2,500            625             7.500%        12/01/17
2027 Notes........................     99,875(3)        99,872(3)         2,701            914             7.150%         5/15/27(5)
2028 Notes........................    199,789(3)       199,783(3)         3,209          7,009             7.600%         7/15/28
2011 Drs .........................         --           99,805(3)            --          1,553             6.500%         4/05/11(6)
2011 Notes........................    199,426(3)            --              656             --             7.375%         3/15/11
                                   ----------      -----------         --------        -------
Total ............................ $1,048,457      $   948,781         $ 20,905        $13,758
                                   ==========      ===========         ========        =======

ACQUISITION FACILITY PAYABLE
----------------------------
2000 Unsecured Acquisition
   Facility....................... $  152,000      $  170,000         $    530         $ 1,359             4.538%         6/30/03
                                   ==========      ==========         ========         =======

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At September 30, 2001, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $43 and $13, respectively. At December 31, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $49 and $35, respectively.
(3) At September 30, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $30, $448, $155, $125, $211 and $574, respectively. At December 31, 2000, the 2007
    Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The Operating Partnership paid off and retired the 2011 Drs. on April 5, 2001, the Acquisition Mortgage Loan I on May 31, 2001 and the Acquisition Mortgage Loan II on June 27, 2001.

         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                Amount
                                                ------
                    Remainder of 2001        $      387
                    2002                          2,846
                    2003                        188,013
                    2004                            758
                    2005                         50,830
                    Thereafter                1,006,793
                                             ----------
                    Total                    $1,249,627
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

Unit Contributions:

         During the nine months ended September 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 2,698 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3,104 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

         During the nine months ended September 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - $33.125 per share and expire ten years from the date of grant.

         During the nine months ended September 30, 2001, certain employees exercised 635,030 non-qualified employee stock options. Gross proceeds to the Company were approximately $16,646. The Consolidated Operating Partnership, through the Operating Partnership, issued 635,030 Units to the Company in the same amount.

Distributions:

         On January 2, 2001, April 2, 2001 and July 2, 2001, the Operating Partnership paid quarterly distributions of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on January 2, 2001, April 2, 2001 and July 2, 2001, totaled, in the aggregate, approximately $7,231 per quarter.

         On January 22, 2001, the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per Unit, totaling approximately $30,275. On April 23, 2001, the Operating Partnership paid a first quarter 2001 distribution of $.6575 per Unit, totaling approximately $30,537. On July 23, 2001, the Operating Partnership paid a second quarter 2001 distribution of $.6575 per Unit, totaling approximately $30,731.

Purchase of Units:

      During the nine months ended September 30, 2001, the Company repurchased 177,600 shares of its common stock at a weighted average price per share of approximately $28.94. The Operating Partnership purchased general partnership Units from the Company in the same amount.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         During the nine months ended September 30, 2001, the Consolidated Operating Partnership acquired 60 industrial properties comprising approximately
2.6 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $152,579 excluding costs incurred in conjunction with the acquisition of the properties and the land parcels. Two of the 60 industrial properties acquired, comprising approximately
 .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5,845, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of five industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $32.1 million.

8. SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         During the nine months ended September 30, 2001, the Consolidated Operating Partnership sold 99 industrial properties comprising approximately 6.1 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $249,437. The gain on sale of real estate was approximately $33,743.

         The Consolidated Operating Partnership has an active sales program through which it is continually engaged in evaluating its current portfolio for potential sales candidates in order to redeploy capital. At September 30, 2001, the Consolidated Operating Partnership had 53 industrial properties comprising approximately 5.6 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the 53 industrial properties held for sale by the Consolidated Operating Partnership.


                                                       NINE MONTHS ENDED               THREE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------      -------------------------
                                                      2001            2000            2001            2000
                                                  ----------       ----------      ---------       ---------
        Total Revenues                            $   16,455       $   17,658          4,991          5,756
        Operating Expenses                            (4,705)          (4,818)        (1,511)        (1,529)
        Depreciation and Amortization                   (365)          (2,513)          (127)          (320)
                                                  ----------       ----------      ---------       --------
        Net Income                                $   11,385       $   10,327      $   3,353       $  3,907
                                                  ==========       ==========      =========       ========


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:


                                                                                    Nine Months Ended
                                                                              ------------------------------
                                                                              September 30,    September 30,
                                                                                  2001             2000
                                                                              -------------    -------------
   Interest paid, net of capitalized interest .............................      $  53,435      $  48,924
                                                                                 =========      =========
   Interest capitalized ...................................................      $   6,978      $   4,075
                                                                                 =========      =========

Supplemental schedule of noncash investing and
financing activities:
   Distribution payable on units ..........................................      $  30,660      $  28,409
                                                                                 =========      =========
   Distribution payable on preferred units ................................      $   7,231      $   7,231
                                                                                 =========      =========

Issuance of Units in exchange for property ................................      $   1,491            869
                                                                                 =========      =========

Exchange of limited partnership units for general partnership units:
    Limited partnership units .............................................      $  (7,258)        (3,793)
    General partnership units .............................................          7,258          3,793
                                                                                 =========      =========
                                                                                 $      --      $      --
                                                                                 =========      =========


In conjunction with the property and land acquisitions, the following liabilities were assumed:
   Purchase of real estate ................................................      $ 152,579      $ 169,547
   Accrued real estate taxes and security deposits ........................         (1,488)        (2,017)
                                                                                 ---------      ---------
                                                                                 $ 151,091      $ 167,530
                                                                                 =========      =========


In conjunction with certain property sales, the Operating Partnership provided seller financing:
   Notes receivable .......................................................      $      --      $   5,149
                                                                                 =========      =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10. EARNINGS PER UNIT ("EPU")

         The computation of basic and diluted EPU is presented below:


                                                               Nine Months Ended                      Three Months Ended
                                                        -------------------------------       ----------------------------------
                                                        September 30,     September 30,       September 30,        September 30,
                                                            2001               2000               2001                 2000
                                                        ------------      ------------        -------------        ------------
Numerator:
  Net Income Before Extraordinary Loss ..........       $    127,008      $     98,553         $     45,272        $     32,944
  Less: Preferred Distributions .................            (21,693)          (21,693)              (7,231)             (7,231)
                                                        ------------      ------------         ------------        ------------
  Net Income Available to Unitholders Before
     Extraordinary Loss - For Basic and
     Diluted EPU ................................            105,315            76,860               38,041              25,713
  Extraordinary Loss ............................            (10,309)             --                   --                  --
                                                        ------------      ------------         ------------        ------------
  Net Income Available to Unitholders
     For Basic and Diluted  EPU .................       $     95,006      $     76,860         $     38,041        $     25,713
                                                        ============      ============         ============        ============

Denominator:

  Weighted Average Units - Basic ................         46,503,069        45,918,307           46,737,886          46,051,199

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options
     of the Company that result in the issuance
     of general partnership units ...............            251,838           225,149              232,427             291,341
                                                        ------------      ------------         ------------        ------------
  Weighted Average Units - Diluted ..............         46,754,907        46,143,456           46,970,313          46,342,540
                                                        ============      ============         ============        ============

Basic EPU:

  Net Income Available to Unitholders Before
     Extraordinary Loss .........................       $       2.26      $       1.67         $        .81        $        .56
        Extraordinary Loss ......................               (.22)             --                   --                  --
                                                        ------------      ------------         ------------        ------------
  Net Income Available to Unitholders ...........       $       2.04      $       1.67         $        .81        $        .56
                                                        ============      ============         ============        ============

Diluted EPU:

  Net Income Available to Unitholders Before
     Extraordinary Loss .........................       $       2.25      $       1.67         $        .81        $        .55
        Extraordinary Loss ......................               (.22)             --                   --                  --
                                                        ------------      ------------         ------------        ------------
  Net Income Available to Unitholders ...........       $       2.03      $       1.67         $        .81        $        .55
                                                        ============      ============         ============        ============


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

         The Consolidated Operating Partnership has committed to the construction of 28 development projects totaling approximately 4.5 million square feet of GLA for an estimated investment of approximately $215.4 million. Of this amount, approximately $75.2 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties. The Consolidated Operating Partnership expects to place in service approximately 21 of the 28 development projects, comprising approximately 3.1 million square feet of GLA at an estimated investment of approximately $158.5 million, during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the amount stated above.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12. SUBSEQUENT EVENTS

         From October 1, 2001 to October 23, 2001, the Consolidated Operating Partnership acquired seven industrial properties for an aggregate purchase price of approximately $33,150, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold two industrial properties and a land parcel for approximately $4,878 of gross proceeds.

         On October 1, 2001, the Operating Partnership paid a third quarter 2001 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on October 1, 2001 totaled, in the aggregate, approximately $7,231.

         On October 22, 2001, the Operating Partnership paid a third quarter 2001 distribution of $.6575 per Unit, totaling approximately $30,660.

         From October 1, 2001 through October 23, 2001, the Company repurchased 461,900 shares of its common stock at a weighted average price per share of approximately $28.52. The Operating Partnership repurchased general partnership Units from the Company in the same amount.

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

         The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85% ownership interest at September 30, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15% interest in the Operating Partnership at September 30, 2001.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole shareholder of First Industrial Development Services, Inc. (f/k/a FR Development Services, Inc.) and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns 10% equity interests in and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture and the September 1999 Joint Venture are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

         At September 30, 2001, the Consolidated Operating Partnership owned 824 in-service properties with approximately 52.5 million square feet of gross leasable area ("GLA"), compared to 871 in-service properties with approximately
56.9 million square feet of GLA at September 30, 2000. During the period between October 1, 2000 and September 30, 2001, the Consolidated Operating Partnership acquired 96 properties containing approximately 4.5 million square feet of GLA, completed development of 12 properties and the redevelopment of one property totaling approximately 1.8 million square feet of GLA and sold 154 in-service properties totaling approximately 10.8 million square feet of GLA, one out of service property and several land parcels. The Consolidated Operating Partnership also took 11 properties out of service that are under redevelopment comprising approximately .7 million square feet of GLA and placed in-service four properties comprising approximately .4 million square feet of GLA. In addition, the Other Real Estate Partnerships contributed five industrial properties comprising approximately .4 million square feet of GLA to the Consolidated Operating Partnership.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Rental income and tenant recoveries and other income increased by approximately $3.1 million or 1.3% due primarily to an increase in tenant recoveries related to an increase in property expenses (as discussed below), offset by a decrease in rental income due to a decrease in average GLA and a decrease in average occupancy for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000, increased by approximately $3.1 million or 1.8% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $.5 million or .7%. This increase is due primarily to increases in repairs and maintenance, utilities and insurance. The increase in repairs and maintenance is due to an increase in snow removal and related expenses as well as an increase in maintenance fees. The increase in utilities is due to increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. These increases were slightly offset by decreases in real estate taxes, property management and other expense. The decrease in real estate taxes is due to a decrease in average GLA for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in property management is due primarily to the closing of the Long Island, New York and the New Orleans, Louisiana regional offices. The decrease in other expense is due primarily to a decrease in master lease payments associated with certain properties during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Property expenses from properties owned prior to January 1, 2000 increased by approximately $1.7 million or 3.6% due primarily to the explanations discussed above.

         General and administrative expense increased by approximately $.6 million due primarily to the write-off of the Operating Partnership's technology initiative investment.

         Interest expense increased by approximately $.6 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due primarily to a higher average debt balance outstanding, slightly offset by a decrease in the weighted average interest rate for the nine months ended September 30, 2001 (7.14%) compared to the nine months ended September 30, 2000 (7.31%) and an increase in capitalized interest for the nine months ended September 30, 2001 due to an increase in development activities. The average debt balance outstanding for the nine months ended September 30, 2001 and 2000 was approximately $1,260.2 million and $1,159.4 million, respectively.

         Amortization of deferred financing costs remained relatively unchanged.

         Depreciation and other amortization increased by approximately $1.8 million due primarily to a decrease in the number of properties the Consolidated Operating Partnership considered held for sale during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

         Equity in income of Other Real Estate Partnerships increased by approximately $12.8 million due primarily to an increase in gain on sale of real estate.

         Equity in income of joint ventures increased by approximately $.6 million due primarily to an increase in gain on sale of real estate in the September 1998 Joint Venture.

         The $33.7 million gain on sale of real estate for the nine months ended September 30, 2001 resulted from the sale of 99 industrial properties and several land parcels. Gross proceeds from these sales were approximately $249.4 million.

         The $18.3 million gain on sale of real estate for the nine months ended September 30, 2000 resulted from the sale of 49 industrial properties and several land parcels. Gross proceeds from these sales were approximately $163.4 million.

         The $10.3 million extraordinary loss for the nine months ended September 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Rental income and tenant recoveries and other income decreased by approximately $1.9 million or 2.3% due primarily to a decrease in average GLA and average occupancy for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, slightly offset by an increase in tenant recoveries for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000, increased by approximately $.6 million or .9% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $1.5 million or 6.5%. This decrease is due primarily to decreases in real estate taxes, property management and utilities. The decrease in real estate taxes and utilities is due to a decrease in average GLA for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in property management expense is due to the closing of the Long Island, New York and the New Orleans, Louisiana regional offices. Property expenses from properties owned prior to January 1, 2000 remained relatively unchanged.

         General and administrative expense decreased by approximately $1.2 million due primarily to a decrease in abandoned pursuit costs related to developements.

         Interest expense decreased by approximately $1.2 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due primarily to a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the three months ended September 30, 2001 (7.07%) as compared to the three months ended September 30, 2000 (7.35%), as well as an increase in capitalized interest due to an increase in development activities. This was slightly offset by a higher average debt balance outstanding for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The average debt balance outstanding for the three months ended September 30, 2001 and 2000 was approximately $1,242.1 million and $1,195.5 million, respectively.

         Amortization of deferred financing costs remained relatively unchanged.

         Depreciation and other amortization increased by approximately $2.8 million due primarily to a decrease in the number of properties the Consolidated Operating Partnership considered held for sale during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

         Equity in income of Other Real Estate Partnerships increased by approximately $6.9 million due primarily to an increase in gain on sale of real estate.

         Equity in income of joint ventures increased by approximately $.2 million due primarily to an increase in gain on sale of real estate in the September 1998 Joint Venture.

         The $12.1 million gain on sale of real estate for the three months ended September 30, 2001 resulted from the sale of 37 industrial properties and several land parcels. Gross proceeds from these sales were approximately $78.2 million.

         The $6.1 million gain on sale of real estate for the three months ended September 30, 2000 resulted from the sale of 17 industrial properties and several land parcels. Gross proceeds from these sales were approximately $50.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2001, the Consolidated Operating Partnership's cash and cash equivalents was approximately $6.7 million and restricted cash totaled approximately $32.6 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net cash provided by operating activities of approximately $121.9 million for the nine months ended September 30, 2001 was comprised primarily of net income of approximately $116.7 million and adjustments for non-cash items of approximately $23.0 million, offset by the net change in operating assets and liabilities of approximately $17.8 million. The adjustments for the non-cash items of approximately $23.0 million are primarily comprised of depreciation and amortization of approximately $48.7 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $33.7 million and the effect of the straight-lining of rental income of approximately $2.3 million.

         Net cash used in investing activities of approximately $74.8 million for the nine months ended September 30, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and investments in and advances to the Other Real Estate Partnerships, offset by the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, distributions from the September 1998 Joint Venture and the September 1999 Joint Venture and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $44.0 million for the nine months ended September 30, 2001 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, the repurchase of restricted units, the purchase of General Partner units, repayments on mortgage loans payable, repayment of senior unsecured debt, debt issuance costs incurred in conjunction with the 2011 Notes (defined below), prepayment fees incurred in the early retirement of the Acquisition Mortgage Loan I (defined below) and the Acquisition Mortgage Loan II (defined below) and the net repayments under the Operating Partnership's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by Unit (defined below) contributions and proceeds from the issuance of senior unsecured debt.

NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net cash provided by operating activities of approximately $138.7 million for the nine months ended September 30, 2000 was comprised primarily of net income of approximately $98.6 million and adjustments for non-cash items of approximately $25.8 million and the net change in operating assets and liabilities of approximately $14.3 million. The adjustments for the non-cash items of approximately $25.8 million are primarily comprised of depreciation and amortization of approximately $44.5 million, offset by the gain on sale of real estate of approximately $18.3 million and the effect of the straight-lining of rental income of approximately $.4 million.

         Net cash used in investing activities of approximately $162.1 million for the nine months ended September 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to and investments in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by distributions from investment in Other Real Estate Partnerships, distributions from the September 1998 Joint Venture and the September 1999 Joint Venture, net proceeds from the sale of real estate and the repayment of mortgage loans receivable.

         Net cash provided by financing activities of approximately $23.3 million for the nine months ended September 30, 2000 was comprised primarily of Unit (defined below) and preferred general partnership unit distributions, the purchase of general partnership Units (defined below), repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility, offset by the net borrowings under the Operating Partnership's lines of credit, Unit (defined below) contributions and a book overdraft.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

         During the nine months ended September 30, 2001, the Consolidated Operating Partnership acquired 60 industrial properties comprising approximately
2.6 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $152.6 million, excluding costs incurred in conjunction with the acquisition of the properties and the land parcels. Two of the 60 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5.8 million, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of five industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $32.1 million.

         During the nine months ended September 30, 2001, the Consolidated Operating Partnership sold 99 industrial properties comprising approximately 6.1 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $249.4 million.

         The Consolidated Operating Partnership has committed to the construction of 28 development projects totaling approximately 4.5 million square feet of GLA for an estimated investment of approximately $215.4 million. Of this amount, approximately $75.2 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties. The Consolidated Operating Partnership expects to place in service approximately 21 of the 28 development projects, comprising approximately 3.1 million square feet of GLA at an estimated investment of approximately $158.5 million, during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the amount stated above.

REAL ESTATE HELD FOR SALE

         The Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in evaluating its other real estate markets for potential sales candidates. At September 30, 2001, the Consolidated Operating Partnership had 53 industrial properties comprising approximately 5.6 million square feet of GLA held for sale. Income from operations of the 53 industrial properties held for sale for the nine months ended September 30, 2001 and 2000 is approximately $11.4 million and $10.3 million, respectively. Income from operations of the 53 industrial properties held for sale for the three months ended September 30, 2001 and 2000 is approximately $3.4 million and $3.9 million, respectively. Net carrying value of the 53 industrial properties held for sale at September 30, 2001 is approximately $143.2 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

         During the nine months ended September 30, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1.8 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, received, in the aggregate, distributions of approximately $1.1 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of September 30, 2001, the September 1998 Joint Venture owned 119 industrial properties comprising approximately 6.0 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At September 30, 2001, $152.0 million (approximately 12% of total debt at September 30, 2001) of the Consolidated Operating Partnership's debt was variable rate debt (all of the variable rate debt relates to the Operating Partnership's 2000 Unsecured Acquisition Facility) and $1,096.8 million (approximately 88% of total debt at September 30, 2001) was fixed rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at September 30, 2001, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2001 by approximately $51.3 million to $1,055.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2001 by approximately $56.5 million to $1,163.4 million. A 10% increase in interest rates would decrease the fair value of the Written Option at September 30, 2001 by approximately $2.3 million to $6.4 million. A 10% decrease in interest rates would increase the fair value of the Written Option at September 30, 2001 by approximately $2.8 million to $11.5 million.

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

Unit Contributions:

         During the nine months ended September 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 2,698 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

         During the nine months ended September 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - $33.125 per share and expire ten years from the date of grant.

         During the nine months ended September 30, 2001, certain employees exercised 635,030 non-qualified employee stock options. Gross proceeds to the Company were approximately $16.6 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 635,030 Units to the Company in the same amount.

Distributions:

         On January 2, 2001, April 2, 2001 and July 2, 2001 the Operating Partnership paid quarterly distributions of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series

C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on January 2, 2001, April 2, 2001 and July 2, 2001 totaled, in the aggregate, approximately $7.2 million per quarter.

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

Purchase of Units:

         During the nine months ended September 30, 2001, the Company repurchased 177,600 shares of its common stock at a weighted average price per share of approximately $28.94. The Operating Partnership purchased general partnership Units from the Company in the same amount.

SUBSEQUENT EVENTS

         From October 1, 2001 to October 23, 2001, the Consolidated Operating Partnership acquired seven industrial properties for an aggregate purchase price of approximately $33.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold two industrial properties and a land parcel for approximately $4.9 million of gross proceeds.

         On October 1, 2001, the Operating Partnership paid a third quarter 2001 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on October 1, 2001 totaled, in the aggregate, approximately $7.2 million.

         On October 22, 2001, the Operating Partnership paid a third quarter 2001 distribution of $.6575 per Unit, totaling approximately $30.7 million.

         From October 1, 2001 through October 23, 2001, the Company repurchased 461,900 shares of its common stock at a weighted average price per share of approximately $28.52. The Operating Partnership repurchased general partnership Units from the Company in the same amount.

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

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional Units and preferred units. As of September 30, 2001 and October 23, 2001, $500.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At September 30, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 4.5%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80%, or the Prime Rate, at the Operating Partnership's election. As of October 23, 2001, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $101.9 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.

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

         In March 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. in April 2001, the Consolidated Operating Partnership, through the Operating Partnership, settled this interest rate protection agreement for a payment of approximately $.6 million which is a component of the extraordinary loss the Operating Partnership has recognized relating to the retirement of the 2011 Drs.

         In September 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate protection agreements which fixed the interest rate on a portion of the Operating Partnership's outstanding borrowings on the 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated both of these transactions as cash flow hedges. The first interest rate protection agreement has a notional value of $25.0 million, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate protection agreement has a notional value of $25.0 million, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from these interest rate protection agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that both interest rate protection agreements will be 100% effective and, as a result, the change in value of both interest rate protection agreements will be shown in other comprehensive income.

         On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Consolidated Operating Partnership does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES

   During the nine months ended September 30, 2001, the Operating Partnership issued an aggregate of 44,579 Units having an aggregate market value of approximately $1.5 million in exchange for property.

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


                                        FIRST INDUSTRIAL, L.P.
                                        BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                        ITS SOLE GENERAL PARTNER

Date: October 30, 2001                  By: /s/ Michael J. Havala
                                           -------------------------------------
                                           Michael J. Havala
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
   None.