Form 10-K
period 2001-12-31
FIRST INDUSTRIAL LP
filed 2002-03-12
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to                  .
                                        -----------------    -----------------


                        Commission File Number 333-21873

                             FIRST INDUSTRIAL, L.P.
             (Exact name of Registrant as specified in its Charter)



               DELAWARE                                   36-3924586
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS           60606
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
                                       --------    --------

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I.

      Item 1.         Business......................................................................................  3
      Item 2.         The Properties................................................................................  7
      Item 3.         Legal Proceedings............................................................................. 29
      Item 4.         Submission of Matters to a Vote of Security Holders........................................... 29



PART II.

      Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters......................... 30
      Item 6.         Selected Financial Data....................................................................... 31
      Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations......... 34
      Item 7a.        Quantitative and Qualitative Disclosures About Market Risk.................................... 45
      Item 8.         Financial Statements and Supplementary Data................................................... 45
      Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......... 45



PART III.

      Item 10.        Directors and Executive Officers of the Registrant............................................ 46
      Item 11.        Executive Compensation........................................................................ 46
      Item 12.        Security Ownership of Certain Beneficial Owners and Management................................ 46
      Item 13.        Certain Relationships and Related Transactions................................................ 46



PART IV.

      Item 14.        Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.......... 47

SIGNATURES ......................................................................................................... 51

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

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
      GENERAL

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.8% ownership interest at December 31, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.2% interest in the Operating Partnership at December 31, 2001.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and FI Development Services L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         As of December 31, 2001, the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 812 in-service industrial properties, containing an aggregate of approximately 52.2 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2001, the Other Real Estate Partnerships owned 106 in-service industrial properties, containing an aggregate of approximately 11.8 million square feet of GLA. Of the 106 industrial properties owned by the Other Real Estate Partnerships at December 31, 2001, 21 are held by the Mortgage Partnership, 31 are held by the Pennsylvania Partnership, 21 are held by the Securities Partnership, 20 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

         The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 1, 2002, the Consolidated Operating Partnership had 294 employees.

         The Consolidated Operating Partnership has grown and will seek to continue to grow through the development and the acquisition of additional industrial properties and through its corporate services program.

BUSINESS OBJECTIVES AND GROWTH PLANS

         The Consolidated Operating Partnership's fundamental business objective is to maximize the total return to its partners through increases in per unit distributions and increases in the value of the Consolidated Operating Partnership's properties and operations. The Consolidated Operating Partnership's growth plans include the following elements:


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

- Corporate Services. Through its corporate services program, the Consolidated Operating Partnership builds for, purchases from, and leases and sells industrial properties to companies that need to improve their industrial facility networks and supply chain. The Consolidated Operating Partnership seeks to grow this business by targeting both large and middle market public and private companies.

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

- Market Strategy. The Consolidated Operating Partnership's market strategy is to concentrate on the Consolidated Operating Partnership's top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this market strategy, the Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island. The Consolidated Operating Partnership plans on exiting these markets in the next one to three years and is projected to incur closing costs between the range of 3% to 5% of gross sales proceeds. There can be no assurance that these properties will be sold in this time frame or the Consolidated Operating Partnership will incur closing costs within the range stated above. The net proceeds from the sales of properties in these markets will be used to bolster the Consolidated Operating Partnership's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis/St. Paul, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

- Disposition Strategy. As mentioned in the Market Strategy section above, the Consolidated Operating Partnership is planning to exit the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island. The Consolidated Operating Partnership also continues to evaluate local market conditions and property-related factors in its other markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Consolidated Operating Partnership's acquisition/development strategy is to concentrate on the Consolidated Operating Partnership's top 25 markets mentioned in the Market Strategy section above. Of the 918 properties in the Consolidated Operating Partnership's and Other Real Estate Partnerships' combined portfolios at December 31, 2001, 194 properties have been developed by either the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

- Financing Strategy. The Consolidated Operating Partnership plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 1, 2002, the Consolidated Operating Partnership had approximately $63.3 million available in additional borrowings under its $300 million unsecured line of credit.

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

RECENT DEVELOPMENTS

         In 2001, the Consolidated Operating Partnership acquired or completed development of 76 properties and acquired several parcels of land for a total estimated investment of approximately $244.2 million. The Consolidated Operating Partnership also sold 120 in-service properties, four properties that were out of service and several parcels of land for a gross sales price of approximately $317.6 million.

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375%.

         On April 5, 2001 the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired $100.0 million of its senior unsecured debt, which was to mature on April 5, 2011 and bore a coupon interest rate of 6.5%, for a payment of approximately $105.6 million.

         On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through a wholly-owned limited liability company of the Operating Partnership, owns a minority equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. As of December 31, 2001, the December 2001 Joint Venture had economic interests in seven industrial properties comprising approximately 1.4 million square feet of GLA. These properties were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

         During the period January 1, 2002 through March 1, 2002, the Consolidated Operating Partnership acquired one industrial property for a total estimated investment of approximately $2.8 million. The Consolidated Operating Partnership also sold three industrial properties for approximately $6.3 million of gross proceeds.

         On March 8, 2002, the Operating Partnership declared a first quarter 2002 distribution of $.68 per unit which is payable on April 22, 2002. The Operating Partnership also declared first quarter 2002 preferred unit distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units, $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units, $49.687 per unit on its 7.95% Series D Cumulative Preferred Units and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units. The preferred unit distributions are payable on April 1, 2002.

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

         The Consolidated Operating Partnership makes investment decisions to sell properties from time to time in the ordinary course of its business activities and sell properties located in markets that the Consolidated Operating Partnership has decided to exit. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Consolidated Operating Partnership's current portfolio.

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

                                    INDUSTRY


         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2001, the occupancy rates for industrial properties in the United States have ranged from 90.3%* to 93.3%*, with an occupancy rate of 90.3%* at December 31, 2001.

ITEM 2.  THE PROPERTIES

GENERAL

         At December 31, 2001, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 918 in-service properties (812 of which were owned by the Consolidated Operating Partnership and 106 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
64.0 million square feet of GLA (52.2 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 11.8 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 24 states, with a diverse base of more than 2,600 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and rail and air transportation. The weighted average age of the Consolidated Operating Partnership's and the Other Real Estate Partnerships' properties on a combined basis as of December 31, 2001 was approximately 15.1 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

         The following describes the different industrial categories:

         - Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5% - 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that which is occupied by the building.

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

         - Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 - 18 feet, are comprised of 5% - 15% of office space, contain at least 50% of manufacturing space and have a land use ratio of 4:1.


         * SOURCE: TORTO WHEATON RESEARCH

         The following tables summarize certain information as of December 31, 2001 with respect to the properties owned by the Consolidated Operating Partnership, each of which is wholly-owned. Information in the tables excludes properties under development at December 31, 2001.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                PROPERTY SUMMARY

                         Light Industrial        Bulk Warehouse             R&D Flex        Regional Warehouse      Manufacturing
                      ---------------------  ---------------------- ---------------------- --------------------- -------------------
                                 Number of               Number of             Number of            Number of             Number of
Metropolitan Area        GLA     Properties     GLA      Properties     GLA    Properties    GLA    Properties     GLA    Properties
-----------------     ---------  ----------  ---------   ---------- ---------  ----------  -------- ----------   -------- ----------
Atlanta, GA             538,259        10    2,521,064         8      140,538        3      293,646        4      419,600       3
Baltimore, MD           700,193        12      292,640         2           --       --           --       --      171,000       1
Central
Pennsylvania                 --        --           --        --           --       --           --       --       70,000       1
Chicago, IL           1,569,343        29    2,455,379        12      188,185        3      168,802        2      661,531       4
Cincinnati, OH          334,220         2    1,348,880         6           --       --           --       --           --      --
Cleveland, OH                --        --           --        --      102,500        1           --       --           --      --
Columbus, OH            217,612         2    1,653,534         4           --       --           --       --      255,470       1
Dallas, TX            1,340,757        33    1,427,222         9      428,917       17      725,443       11      224,984       2
Dayton, OH              322,746         6           --        --       20,000        1           --       --           --      --
Denver, CO            2,069,065        43      538,906         4    1,690,284       43      302,392        5           --      --
Des Moines, IA               --        --      604,708         3           --       --           --       --           --      --
Detroit, MI           2,322,352        89      643,840         6      520,770       17      783,443       18           --      --
Grand Rapids, MI        418,311         9    1,013,625         6       10,000        1           --       --      413,500       1
Houston, TX             405,211         4    2,191,077        13      200,112        3      432,525        6           --      --
Indianapolis, IN        727,980        16    1,708,361         8       48,200        4      217,710        6       71,600       2
Long Island, NY         237,869         7           --        --           --       --           --       --           --      --
Los Angeles, CA         173,583        15      115,702         1           --       --      129,600        2           --      --
Louisville, KY               --        --      443,500         2           --       --           --       --           --      --
Milwaukee, WI           146,061         3      100,000         1           --       --       39,800        1           --      --
Minneapolis/St
Paul, MN                917,384        17    1,472,695         7      661,748       10      540,847        5      678,649      10
Nashville, TN           351,787         7    1,222,298         8           --       --           --       --      109,058       1
N. New Jersey         1,208,265        26      896,788         4      633,388       15      132,152        2           --      --
Phoenix, AZ              96,845         2           --        --           --       --           --       --           --      --
Portland, OR            744,553        29           --        --           --       --           --       --           --      --
Salt Lake City, UT      592,010        40           --        --      146,937        6           --       --           --      --
S. New Jersey           883,998        20      323,750         2           --       --      209,300        3       22,738       1
St. Louis, MO           197,339         5      589,519         4           --       --           --       --           --      --
Tampa, FL               707,592        20           --        --      719,305       27      113,377        2           --      --
Other (a)                    --        --      333,855         4           --       --       50,000        1      346,103       6
                     ----------   -------   ----------   -------   ----------   ------   ----------   ------   ----------   -----
            Total    17,223,335       446   21,897,343       114    5,510,884      151    4,139,037       68    3,444,233      33
                     ==========   =======   ==========   =======   ==========   ======   ==========   ======   ==========   =====

         (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

                       CONSOLIDATED OPERATING PARTNERSHIP
                             PROPERTY SUMMARY TOTALS

                                                                      TOTALS
                                    ---------------------------------------------------------------------------
                                                                                                     GLA AS A %
                                                      NUMBER OF          OCCUPANCY AT                 OF TOTAL
      METROPOLITAN AREA                 GLA           PROPERTIES           12/31/01                   PORTFOLIO
      -----------------             ----------        ----------           --------                   ---------
Atlanta, GA                          3,913,107           28                    96%                         7.5%
Baltimore, MD                        1,163,833           15                    92%                         2.2%
Central Pennsylvania                    70,000            1                   100%                         0.1%
Chicago, IL                          5,043,240           50                    91%                         9.7%
Cincinnati, OH                       1,683,100            8                    77%                         3.2%
Cleveland, OH                          102,500            1                   100%                         0.2%
Columbus, OH                         2,126,616            7                    74%                         4.1%
Dallas, TX                           4,147,323           72                    92%                         7.9%
Dayton, OH                             342,746            7                    94%                         0.7%
Denver, CO                           4,600,647           95                    93%                         8.8%
Des Moines, IA                         604,708            3                    98%                         1.2%
Detroit, MI                          4,270,405           130                   93%                         8.2%
Grand Rapids, MI                     1,855,436           17                    89%                         3.6%
Houston, TX                          3,228,925           26                    94%                         6.2%
Indianapolis, IN                     2,773,851           36                    79%                         5.3%
Long Island, NY                        237,869            7                    98%                         0.5%
Los Angeles, CA                        418,885           18                    93%                         0.8%
Louisville, KY                         443,500            2                   100%                         0.8%
Milwaukee, WI                          285,861            5                    95%                         0.5%
Minneapolis/St. Paul, MN             4,271,323           49                    95%                         8.2%
Nashville, TN                        1,683,143           16                    82%                         3.2%
N. New Jersey                        2,870,593           47                    93%                         5.5%
Phoenix, AZ                             96,845            2                    94%                         0.2%
Portland, OR                           744,553           29                    94%                         1.4%
Salt Lake City, UT                     738,947           46                    87%                         1.4%
S. New Jersey                        1,439,786           26                    99%                         2.8%
St. Louis, MO                          786,858            9                   100%                         1.5%
Tampa, FL                            1,540,274           49                    86%                         2.9%
Other   (a)                            729,958           11                   100%                         1.4%
                                   -----------     ---------           ----------                   ----------
   Total or Average                 52,214,832           812                   91%                         100%
                                   ===========     =========           ==========                   ==========



         (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY

         The following tables summarize certain information as of December 31, 2001 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.


                         Light Industrial        Bulk Warehouse             R&D Flex        Regional Warehouse      Manufacturing
                      ---------------------  ---------------------- ---------------------- --------------------- -------------------
                                 Number of              Number of              Number of              Number of           Number of
Metropolitan Area        GLA     Properties     GLA     Properties      GLA    Properties    GLA      Properties   GLA    Properties
-----------------     ---------  ----------  ---------  ----------  ---------  ----------  --------   ---------- -------- ----------
Atlanta, GA            59,959          1   1,037,338          3     153,536          4      90,289          1          --       --
Baltimore, MD          65,860          1          --         --      78,418          1          --         --          --       --
Central
Pennsylvania          383,070          4   2,643,560         12          --         --     117,579          3          --       --
Chicago, IL           150,115          3     760,168          4      49,730          1      50,009          1          --       --
Des Moines, IA             --         --          --         --          --         --      88,000          1          --       --
Detroit, MI           353,854          7     160,035          1      33,092          2          --         --          --       --
Grand Rapids, MI       80,000          1     822,500          5          --         --          --         --      31,750        1
Indianapolis, IN           --         --   1,988,341          6          --         --      60,000          1          --       --
Milwaukee, WI              --         --          --         --      93,705          2      39,468          1          --       --
Minneapolis/St
Paul, MN              130,647          2          --         --          --         --          --         --     531,750        3
Nashville, TN              --         --     160,661          1          --         --          --         --          --       --
Philadelphia, PA      466,577         16     367,720          3      36,802          2     258,190          4      56,827        2
St. Louis, MO              --         --     245,000          2          --         --          --         --          --       --
Tampa, FL                  --         --          --         --      44,427          1          --         --          --       --
Other (a)              99,000          3          --         --          --         --          --         --          --       --
                    ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ------
            Total   1,789,082         38   8,185,323         37     489,710         13     703,535         12     620,327        6
                    =========   ========   =========   ========   =========   ========   =========   ========   =========   ======


         (a)   Properties are located in Austin, Texas.

                         OTHER REAL ESTATE PARTNERSHIPS
                             PROPERTY SUMMARY TOTALS

                                                                      TOTALS
                                   -----------------------------------------------------------------------------
                                                                                                    GLA AS A %
                                                          NUMBER OF            OCCUPANCY AT          OF TOTAL
      METROPOLITAN AREA                  GLA              PROPERTIES             12/31/01           PORTFOLIO
-------------------------------    ----------------    -----------------    -------------------    -------------
Atlanta, GA                          1,341,122                     9                    96%               11.4%
Baltimore, MD                          144,278                     2                   100%                1.2%
Central Pennsylvania                 3,144,209                    19                    94%               26.7%
Chicago, IL                          1,010,022                     9                    90%                8.6%
Des Moines, IA                          88,000                     1                    90%                0.7%
Detroit, MI                            546,981                    10                    99%                4.6%
Grand Rapids, MI                       934,250                     7                    95%                7.9%
Indianapolis, IN                     2,048,341                     7                    89%               17.4%
Milwaukee, WI                          133,173                     3                    72%                1.1%
Minneapolis/St. Paul, MN               662,397                     5                    95%                5.6%
Nashville, TN                          160,661                     1                   100%                1.4%
Philadelphia, PA                     1,186,116                    27                    99%               10.1%
St. Louis, MO                          245,000                     2                   100%                2.1%
Tampa, FL                               44,427                     1                   100%                0.4%
Other (a)                               99,000                     3                    82%                0.8%
                                    ----------            ----------            ----------             -------
   Total or Average                 11,787,977                   106                    94%              100.0%
                                    ==========            ==========            ==========             =======


         (a)   Properties are located in Austin, Texas.

PROPERTY ACQUISITION ACTIVITY

         During 2001, the Consolidated Operating Partnership completed 14 separate industrial property acquisition transactions comprising 70 in-service industrial properties totaling approximately 3.8 million square feet of GLA at a total purchase price of approximately $188.9 million, or $50.40 per square foot. The Consolidated Operating Partnership also purchased numerous land parcels for an aggregate purchase price of approximately $15.7 million. The 70 industrial properties acquired have the following characteristics:

                                     NUMBER OF                                                   OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE             AT 12/31/01  ACQUISITION DATE
      ----------------------------  ------------ ----------  ---------------------------------  ----------- -------------------
      Dallas, TX (a)                    25       1,255,366     Lt. Industrial/R&D Flex/Bulk           78%     January 26, 2001
                                                                     Whse./Reg. Whse.
      Los Angeles, CA                    2         129,600          Regional Warehouse               100%     February 6, 2001
      Los Angeles, CA (b)               11          81,134           Light Industrial                100%     April 3, 2001
      Chicago, IL                        1          92,527           Light Industrial                 81%     June 15, 2001
      Nashville, TN                      1          43,026           Light Industrial                100%     June 28, 2001
      Tampa, FL                          1          64,742           Light Industrial                100%     June 28, 2001
      Southern New Jersey                1          52,800           Light Industrial                100%     June 28, 2001
      Tampa, FL                          6         237,949       Light Industrial/R&D Flex            79%     July 2, 2001
      Los Angeles, CA                    1         115,702            Bulk Warehouse                  77%     August 8, 2001
      Atlanta, GA                       11         512,540     Lt. Industrial/R&D Flex/Bulk           98%     August 31, 2001
                                                                     Whse./Reg. Whse.
      Denver, CO                         5         514,102   Bulk Warehouse/ Light Industrial         93%     October 1, 2001
      Chicago, IL                        2         396,191            Bulk Warehouse                 100%     October 11, 2001
      Baltimore, MD                      1          49,259           Light Industrial                100%     November 8, 2001
      N. New Jersey                      2         203,252       Light Industrial/R&D Flex            57%     December 31, 2001
                                    ---------    ---------
                                        70       3,748,190
                                    =========    =========

         (a)   One property was sold on June 28, 2001
         (b)   One property was sold on September 5, 2001

         During 2001, the Other Real Estate Partnerships completed two industrial property acquisition transactions comprising nine in-service industrial properties totaling approximately .6 million square feet of GLA at a total purchase price of approximately $22.9 million, or $35.80 per square foot. The nine industrial properties acquired have the following characteristics:

                                     NUMBER OF                                                     OCCUPANCY
           METROPOLITAN AREA         PROPERTIES      GLA               PROPERTY TYPE              AT 12/31/01  ACQUISITION DATE
      ----------------------------  ------------ ----------  -----------------------------------  ----------- -------------------
      Philadelphia, PA                   8         447,642   Lt. Industrial/Bulk Whse./Reg. Whse.       100%    April 18, 2001

      Indianapolis, IN                   1         192,000              Bulk Warehouse                  100%    May 8, 2001
                                    --------     ---------
                                         9         639,642
                                    ========     =========

PROPERTY DEVELOPMENT ACTIVITY

         During 2001, the Consolidated Operating Partnership placed in-service six developments totaling approximately .9 million square feet of GLA at a total cost of approximately $39.6 million, or $42.50 per square foot. The developed properties have the following characteristics:

                                                                                                 OCCUPANCY        PLACED IN-SERVICE
             METROPOLITAN AREA                      GLA              PROPERTY TYPE              AT 12/31/01             DATE
--------------------------------------------     ----------    ---------------------------     --------------    ------------------
Tampa, FL (a)                                       42,000          Light Industrial                N/A          March 30, 2001
Nashville, TN(b)                                   403,750           Bulk Warehouse                 N/A          June 1, 2001
Baton Rouge, LA (c)                                 90,662          Light Industrial                N/A          June 27, 2001
New Orleans, LA (c)                                253,681           Bulk Warehouse                 N/A          June 27, 2001
Denver, CO                                          32,741           Bulk Warehouse                 81%          August 1, 2001
Phoenix, AZ (d)                                    109,730           Bulk Warehouse                 N/A          October 1, 2001
                                                 ---------
                                                   932,564
                                                 =========

         (a)   Property was sold on March 30, 2001.
         (b)   Property was sold on July 2, 2001.
         (c)   Property was sold on June 27, 2001.
         (d)   Property was sold on December 28, 2001.

         During 2001, the Other Real Estate Partnerships placed in-service one development totaling approximately .2 million square feet of GLA at a total cost of approximately $8.4 million, or $52.20 per square foot. The developed property has the following characteristics:

                                                                                                 OCCUPANCY        PLACED IN-SERVICE
             METROPOLITAN AREA                      GLA              PROPERTY TYPE              AT 12/31/01             DATE
------------------------------------------     ----------    ---------------------------     --------------      ------------------
Detroit, MI                                        160,000           Bulk Warehouse                100%          March 1, 2001
                                                 ---------
                                                   160,000
                                                 =========

        At December 31, 2001, the Consolidated Operating Partnership had 43 projects under development, with an estimated completion GLA of approximately
4.4 million square feet and an estimated completion cost of approximately $215.7 million. The Consolidated Operating Partnership estimates it will place in service all of the projects in fiscal year 2002. There can be no assurance that the Consolidated Operating Partnership will place in service these projects in 2002 or that the actual completion cost will not exceed the estimated completion cost stated above.


        At December 31, 2001, the Other Real Estate Partnerships had two projects under development, with an estimated completion GLA of approximately .7 million square feet and an estimated completion cost of approximately $16.9 million. The Other Real Estate Partnerships estimate it will place in service all of the projects in fiscal year 2002. There can be no assurance that the Other Real Estate Partnerships will place in service these projects in 2002 or that the actual completion cost will not exceed the estimated completion cost stated above.

PROPERTY SALES

        During 2001, the Consolidated Operating Partnership sold 120 in-service industrial properties and four out-of-service properties totaling approximately
7.4 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $317.6 million. The 120 in-service properties and four out-of-service properties sold have the following characteristics:

                                NUMBER OF
     METROPOLITAN AREA          PROPERTIES          GLA                    PROPERTY TYPE                      SALE DATE
---------------------------     -----------    --------------     ---------------------------------      ---------------------
Detroit, MI                         1                  8,760              Light Industrial               January 12, 2001
Detroit, MI                         1                 42,060              Light Industrial               February 2, 2001
Indianapolis, IN (a)                1                 14,000              Light Industrial               February 21, 2001
Nashville, TN                       1                 25,300              Light Industrial               March 21, 2001
Detroit, MI                         1                 18,107                  R&D Flex                   March 22, 2001
Detroit, MI                         1                 24,410              Light Industrial               March 23, 2001
Dallas, TX                          3                315,199       Bulk Warehouse/Reg. Warehouse         March 23, 2001
Detroit, MI                         3                335,390       R&D Flex/Bulk Whse./Reg. Whse.        March 26, 2001
Houston, TX                         2                 38,071              Light Industrial               March 26, 2001
Houston, TX                         2                 63,808              Light Industrial               March 28, 2001
Portland, OR                        3                 35,000              Light Industrial               March 30, 2001
St. Louis, MO                       1                 43,868              Light Industrial               March 30, 2001
Tampa, FL                           2                124,469         Light Industrial/Regional           March 30, 2001
                                                                             Warehouse
Milwaukee, WI                       1                 51,950              Light Industrial               May 11, 2001
St. Louis, MO                       1                 75,600              Light Industrial               June 5, 2001
Chicago, IL                         1                 49,853              Light Industrial               June 13, 2001
Minneapolis, MN                     1                112,083               Manufacturing                 June 18, 2001
Southern New Jersey                 1                 14,000              Light Industrial               June 20, 2001
Detroit, MI                         1                 26,125               Bulk Warehouse                June 20, 2001
Detroit, MI                         1                 33,300              Light Industrial               June 25, 2001
Atlanta, GA                         1                 35,425              Light Industrial               June 27, 2001
Chicago, IL                         2                127,122              Light Industrial               June 27, 2001
Detroit, MI                         2                 63,902        R&D Flex/Regional Warehouse          June 27, 2001
Louisiana                           23             1,425,622        Lt. Industrial/R&D Flex/Bulk         June 27, 2001
                                                                          Whse./Reg. Whse.
Chicago, IL                         3                646,497      Light Industrial/Bulk Warehouse        June 28, 2001
Milwaukee, WI                       1                 29,099              Light Industrial               June 28, 2001
Dallas, TX                          1                 90,274             Regional Warehouse              June 28, 2001
Nashville, TN                       1                403,750               Bulk Warehouse                July 2, 2001
Nashville, TN                       1                122,000               Bulk Warehouse                July 3, 2001
Tampa, FL                           5                304,207          Bulk Warehouse/Regional            July 19, 2001
                                                                             Warehouse
Northern New Jersey                 13               294,535         Light Industrial/Regional           July 24, 2001
                                                                             Warehouse
Des Moines, IA                      2                274,332               Bulk Warehouse                August 10, 2001
Minneapolis, MN                     1                 62,293              Light Industrial               August 10, 2001
Milwaukee, WI                       1                 63,716              Light Industrial               August 10, 2001
Portland, OR                        1                  7,500              Light Industrial               August 27, 2001
Detroit, MI                         1                  8,480              Light Industrial               August 28, 2001
Los Angeles, CA                     1                  7,300              Light Industrial               September 5, 2001
Denver, CO                          7                212,312              Light Industrial               September 25, 2001
Chicago, IL                         1                364,000               Manufacturing                 September 26, 2001
Denver, CO                          2                 87,995                  R&D Flex                   September 28, 2001
Chicago, IL                         1                 61,548              Light Industrial               October 18, 2001
Long Island, NY (a)                 1                 34,000              Light Industrial               October 19, 2001
Long Island, NY                     3                105,617         Light Industrial/Regional           October 29, 2001
                                                                             Warehouse
Detroit, MI                         1                 17,240               Manufacturing                 November 2, 2001
Chicago, IL                         1                 43,636               Manufacturing                 November 28, 2001
St. Louis, MO                       1                 66,600              Light Industrial               December 14, 2001
Minneapolis, MN                     2                182,560      Light Industrial/Bulk Warehouse        December 20, 2001
Atlanta, GA                         2                188,800      Light Industrial/Bulk Warehouse        December 28, 2001
Denver, CO                          1                 16,444              Light Industrial               December 28, 2001
Phoenix, AZ                         1                109,730               Bulk Warehouse                December 28, 2001
Detroit, MI                         2                217,873      Light Industrial/Bulk Warehouse        December 28, 2001
Minneapolis, MN (a)                 2                 67,255              Light Industrial               December 28, 2001
Long Island, NY                     7                156,078              Light Industrial               December 31, 2001
                                --------       -------------
                                   124             7,349,095
                                ========       =============

         (a)   Properties were out-of-service when sold.

        During 2001, the Other Real Estate Partnerships sold eight in-service industrial properties totaling approximately 1.6 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $69.3 million. The eight in-service properties sold have the following characteristics:

                                NUMBER OF
     METROPOLITAN AREA          PROPERTIES          GLA                    PROPERTY TYPE                       SALE DATE
---------------------------     -----------    --------------     ---------------------------------      ---------------------
Detroit, MI                         1                 26,400              Light Industrial               March 19, 2001
Detroit, MI                         1                 66,395             Regional Warehouse              March 29, 2001
Central Pennsylvania                1                623,832               Bulk Warehouse                April 16, 2001
Des Moines, IA                      3                 75,072             Light Industrial                May 17,2001
Milwaukee, WI                       1                468,000               Manufacturing                 June 4, 2001
Central Pennsylvania                1                378,000               Bulk Warehouse                September 27, 2001
                                --------       -------------
                                    8              1,637,699
                                ========       =============

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

        During the period January 1, 2002 through March 1, 2002, the Consolidated Operating Partnership acquired one industrial property for a total estimated investment of approximately $2.8 million. The Consolidated Operating Partnership also sold three industrial properties for approximately $6.3 million of gross proceeds.

        During the period January 1, 2002 through March 1, 2002, the Other Real Estate Partnerships acquired 15 industrial properties for a total estimated investment of approximately $38.7 million. The Other Real Estate Partnerships also sold one industrial property for approximately $.9 million of gross proceeds.

DETAIL PROPERTY LISTING

        The following table lists all of the Consolidated Operating Partnership's properties as of December 31, 2001, by geographic market area.

                                PROPERTY LISTING

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
ATLANTA
1650 GA Highway 155                 McDonough, GA                 1991       Bulk Warehouse       12.80    228,400       100%
14101 Industrial Park Blvd.         Covington, GA                 1984       Light Industrial      9.25     92,160       100%
801-804 Blacklawn Road              Conyers, GA                   1982       Bulk Warehouse        6.67    111,185       74%
1665 Dogwood Drive                  Conyers, GA                   1973       Manufacturing         9.46    198,000       100%
1715 Dogwood Drive                  Conyers, GA                   1973       Manufacturing         4.61    100,000       100%
11235 Harland Drive                 Covington, GA                 1988       Light Industrial      5.39     32,361       100%
4050 Southmeadow Parkway            Atlanta, GA                   1991       Reg. Warehouse        6.60     87,328       100%
4071 Southmeadow Parkway            Atlanta, GA                   1991       Bulk Warehouse       17.80    209,918       100%
1875 Rockdale Industrial Blvd.      Conyers, GA                   1966       Manufacturing         5.70    121,600       100%
3312 N. Berkeley Lake Road          Duluth, GA                    1969       Bulk Warehouse       52.11  1,040,296       100%
370 Great Southwest Pkway (f)       Atlanta, GA                   1986       Light Industrial      8.06    150,536       80%
955 Cobb Place                      Kennesaw, GA                  1991       Reg. Warehouse        8.73     97,518        0%
7000 Highland Parkway               Smyrna, GA                    1998       Bulk Warehouse       10.00    123,808       100%
2084 Lake Industrial Court          Conyers, GA                   1998       Bulk Warehouse       13.74    180,000       100%
1003 Sigman Road                    Conyers, GA                   1996       Bulk Warehouse       11.30    123,457       100%
220 Greenwood Court                 McDonough, GA                 2000       Bulk Warehouse       26.69    504,000       100%
1255 Oakbrook Drive                 Norcross, GA                  1984       Light Industrial      2.50     36,000       100%
1256 Oakbrook Drive                 Norcross, GA                  1984       Light Industrial      3.48     40,504       100%
1265 Oakbrook Drive                 Norcross, GA                  1984       Light Industrial      3.52     51,200       100%
1266 Oakbrook Drive                 Norcross, GA                  1984       Light Industrial      3.62     30,378       100%
1275 Oakbrook Drive                 Norcross, GA                  1986       Reg. Warehouse        4.36     62,400       100%
1280 Oakbrook Drive                 Norcross, GA                  1986       Reg. Warehouse        4.34     46,400       100%
1300 Oakbrook Drive                 Norcross, GA                  1986       Light Industrial      5.41     52,000       100%
1325 Oakbrook Drive                 Norcross, GA                  1986       Light Industrial      3.53     53,120       100%
1351 Oakbrook Drive                 Norcross, GA                  1984       R&D/Flex              3.93     36,600       69%
1346 Oakbrook Drive                 Norcross, GA                  1985       R&D/Flex              5.52     74,538       100%
1412 Oakbrook Drive                 Norcross, GA                  1985       R&D/Flex              2.89     29,400       100%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE         3,913,107       96%
                                                                                                         ---------     -----
BALTIMORE
3431 Benson                         Baltimore, MD                 1988       Light Industrial      3.48     60,227       100%
1801 Portal                         Baltimore, MD                 1987       Light Industrial      3.72     57,600       100%
1811 Portal                         Baltimore, MD                 1987       Light Industrial      3.32     60,000       100%
1831 Portal                         Baltimore, MD                 1990       Light Industrial      3.18     46,522       100%
1821 Portal                         Baltimore, MD                 1986       Light Industrial      4.63     86,234       92%
1820 Portal                         Baltimore, MD      (d)        1982       Bulk Warehouse        6.55    171,000       100%
4845 Governers Way                  Frederick, MD                 1988       Light Industrial      5.47     83,064        0%
8900 Yellow Brick Road              Baltimore, MD                 1982       Light Industrial      5.80     60,000       100%
7476 New Ridge                      Hanover, MD                   1987       Light Industrial     18.00     71,866       86%
1328 Charwood Road                  Hanover, MD                   1986       Bulk Warehouse        9.00    150,500       100%
8779 Greenwood Place                Savage, MD                    1978       Bulk Warehouse        8.00    142,140       100%
1350 Blair Drive                    Odenton, MD                   1991       Light Industrial      2.86     29,317       93%
1360 Blair Drive                    Odenton, MD                   1991       Light Industrial      4.19     43,194       92%
1370 Blair Drive                    Odenton, MD                   1991       Light Industrial      5.15     52,910       100%
9020 Mendenhall Court               Columbia, MD                  1981       Light Industrial      3.70     49,259       100%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE         1,163,833       92%
                                                                                                         ---------     -----
CENTRAL PENNSYLVANIA
125 East Kensinger Drive            Cranberry Township, PA          2000     Manufacturing        13.00     70,000       100%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE            70,000       100%
                                                                                                         ---------     -----
CHICAGO
2300 Hammond Drive                  Schaumburg, IL                1970       Light Industrial      4.13     77,000       50%
3600 West Pratt Avenue              Lincolnwood, IL              1953/88     Bulk Warehouse        6.35    204,679       84%
6750 South Sayre Avenue             Bedford Park, IL              1975       Light Industrial      2.51     63,383       100%
585 Slawin Court                    Mount Prospect, IL            1992       R&D/Flex              3.71     38,150       100%
2300 Windsor Court                  Addison, IL                   1986       Bulk Warehouse        6.80    105,100       100%
3505 Thayer Court                   Aurora, IL                    1989       Light Industrial      4.60     64,220       100%
3600 Thayer Court                   Aurora, IL                    1989       Light Industrial      6.80     66,958       73%
736-776 Industrial Drive            Elmhurst, IL                  1975       Light Industrial      3.79     80,180       100%
305-311 Era Drive                   Northbrook, IL                1978       Light Industrial      1.82     27,549       100%
4330 South Racine Avenue            Chicago, IL                   1978       Manufacturing         5.57    168,000       100%
12241 Melrose Street                Franklin Park, IL             1969       Light Industrial      2.47     77,301        0%
301 Alice                           Wheeling, IL                  1965       Light Industrial      2.88     65,450       100%
410 West 169th Street               South Holland, IL             1974       Bulk Warehouse        6.40    151,436       100%

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
CHICAGO (CONT.)
11939 South Central Avenue          Alsip, IL                     1972       Bulk Warehouse       12.60    320,171       100%
405 East Shawmut                    LaGrange, IL                  1965       Light Industrial      3.39     59,075       100%
1010-50 Sesame Street               Bensenville, IL               1976       Manufacturing         8.00    252,000       100%
5555 West 70th Place                Bedford Park, IL              1973       Manufacturing         2.50     41,531       100%
3200-3250 South St. Louis (f)       Chicago, IL                   1968       Light Industrial      8.66     74,685       100%
3110-3130 South St. Louis           Chicago, IL                   1968       Light Industrial      4.00     23,254       100%
7301 South Hamlin                   Chicago, IL                  1975/86     Light Industrial      1.49     56,017       100%
7401 South Pulaski                  Chicago, IL                  1975/86     Bulk Warehouse        5.36    213,670       90%
7501 South Pulaski                  Chicago, IL                  1975/86     Bulk Warehouse        3.88    159,728       100%
385 Fenton Lane                     West Chicago, IL              1990       Bulk Warehouse        6.79    182,000       87%
335 Crossroad Parkway               Bolingbrook, IL               1996       Bulk Warehouse       12.86    288,000       100%
10435 Seymour Avenue                Franklin Park, IL             1967       Light Industrial      1.85     53,500       43%
905 Paramount                       Batavia, IL                   1977       Light Industrial      2.60     60,000       100%
1005 Paramount                      Batavia, IL                   1978       Light Industrial      2.50     64,574       50%
34-45 Lake Street                   Northlake, IL                 1978       Bulk Warehouse        5.71    124,804       100%
2120-24 Roberts                     Broadview, IL                 1960       Light Industrial      2.30     60,009       52%
4309 South Morgan Street            Chicago, IL                   1975       Manufacturing         6.91    200,000       49%
405-17 University Drive             Arlington Hgts, IL            1977       Light Industrial      2.42     56,400       100%
3575 Stern Avenue                   St. Charles, IL             1979/1984    Reg. Warehouse        2.73     68,728       100%
3810 Stern Avenue                   St. Charles, IL               1985       Reg. Warehouse        4.67    100,074       100%
315 Kirk Road                       St. Charles, IL            1969/93/95    Bulk Warehouse       12.42    309,600       100%
550 Business Center Drive           Mount Prospect, IL            1984       Light Industrial      2.26     34,596        0%
700 Business Center Drive           Mount Prospect, IL            1980       Light Industrial      3.12     34,800       100%
555 Business Center Drive           Mount Prospect, IL            1981       Light Industrial      2.96     31,175       100%
800 Business Center Drive           Mount Prospect, IL           1988/99     Light Industrial      5.40     81,610       100%
580 Slawin Court                    Mount Prospect, IL            1985       Light Industrial      2.08     30,225       100%
1150 Feehanville Drive              Mount Prospect, IL            1983       Light Industrial      2.74     33,600       100%
851 Feehanville Drive               Mount Prospect, IL            1983       Light Industrial      2.87     34,875       100%
1200 Business Center Drive          Mount Prospect, IL          1988/2000    Light Industrial      6.68    106,000       100%
1331 Business Center Drive          Mount Prospect, IL            1985       Light Industrial      3.12     30,380       100%
1601 Feehanville Drive              Mount Prospect, IL          1986/2000    R&D/Flex              6.07     64,080       100%
3627 Stern Avenue                   St. Charles, IL               1979       Light Industrial      1.84     30,000       100%
301-329 Airport Blvd.               North Aurora, IL              1997       Light Industrial      8.05     92,527       81%
19W661 101st Street                 Lemont, IL                    1988       Bulk Warehouse       10.94    248,791       100%
19W751 101st Street                 Lemont, IL                    1991       Bulk Warehouse        7.13    147,400       100%
1661 Feehanville Avenue             Mount Prospect, IL            1986       R&D/Flex              6.89     85,955       100%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE         5,043,240       91%
                                                                                                         ---------     -----
CINCINNATI
9900-9970 Princeton                 Cincinnati, OH     (a)        1970       Bulk Warehouse       10.64    185,580       63%
2940 Highland Avenue                Cincinnati, OH     (a)       1969/74     Bulk Warehouse       17.08    502,000       54%
4700-4750 Creek Road                Blue Ash, OH       (a)        1960       Light Industrial     15.32    265,000       89%
12072 Best Place                    Springboro, OH                1984       Bulk Warehouse        7.80    112,500       77%
901 Pleasant Valley Drive           Springboro, OH                1984       Light Industrial      7.70     69,220       100%
4440 Mulhauser Road                 Cincinnati, OH                1999       Bulk Warehouse       15.26    240,000       100%
4434 Mulhauser Road                 Cincinnati, OH                1999       Bulk Warehouse       25.00    140,800       82%
9449 Glades Drive                   Hamilton, OH                  1999       Bulk Warehouse        7.40    168,000       100%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE         1,683,100       77%
                                                                                                         ---------     -----
CLEVELAND
6675 Parkland Boulevard             Solon, OH                     1991       R&D/Flex             10.41    102,500       100%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE           102,500       100%
                                                                                                         ---------     -----
COLUMBUS
3800 Lockbourne Industrial Pky      Columbus, OH                  1986       Bulk Warehouse       22.12    404,734       100%
3880 Groveport Road                 Obetz, OH                     1986       Bulk Warehouse       43.41    705,600       74%
1819 North Walcutt Road             Columbus, OH                  1973       Bulk Warehouse       11.33    243,000       51%
4300 Cemetery Road                  Hilliard, OH                  1968       Manufacturing        62.71    255,470       100%
4115 Leap Road   (f)                Hilliard, OH                  1977       R&D/Flex             18.66    217,612       100%
3300 Lockbourne                     Columbus, OH                  1964       Bulk Warehouse       17.00    300,200       17%
                                                                                                         ---------     -----
                                                                             SUBTOTAL OR AVERAGE         2,126,616       74%
                                                                                                         ---------     -----
DALLAS
1275-1281 Roundtable Drive          Dallas, TX                    1966       Light Industrial      1.75     30,642       100%
2406-2416 Walnut Ridge              Dallas, TX                    1978       Light Industrial      1.76     44,000        0%
12750 Perimeter Drive               Dallas, TX                    1979       Bulk Warehouse        6.72    178,200       72%
1324-1343 Roundtable Drive          Dallas, TX                    1972       Light Industrial      2.09     47,000       100%
1405-1409 Avenue II East            Grand Prairie, TX             1969       Light Industrial      1.79     36,000       100%
2651-2677 Manana                    Dallas, TX                    1966       Light Industrial      2.55     82,229       100%
2401-2419 Walnut Ridge              Dallas, TX                    1978       Light Industrial      1.20     30,000       100%
4248-4252 Simonton                  Farmers Ranch, TX             1973       Bulk Warehouse        8.18    205,693       100%
900-906 Great Southwest Pkwy        Arlington, TX                 1972       Light Industrial      3.20     69,761       100%
2179 Shiloh Road                    Garland, TX                   1982       Reg. Warehouse        3.63     65,700       100%
2159 Shiloh Road                    Garland, TX                   1982       R&D/Flex              1.15     20,800       100%
2701 Shiloh Road                    Garland, TX                   1981       Bulk Warehouse        8.20    214,650       100%

                                  LOCATION                           YEAR BUILT-                      LAND AREA         OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE           ENCUMBRANCES    RENOVATED     BUILDING TYPE      (ACRES)      GLA   12/31/01
      ----------------           ----------           ------------    ---------     -------------       -------      ---   --------
DALLAS (CONT.)
12784 Perimeter Drive (g)        Dallas, TX                             1981       Light Industrial      4.57     95,671       82%
3000 West Commerce               Dallas, TX                             1980       Manufacturing        11.23    128,478       100%
3030 Hansboro                    Dallas, TX                             1971       Bulk Warehouse        3.71    100,000       100%
5222 Cockrell Hill               Dallas, TX                             1973       Manufacturing         4.79     96,506       100%
405-407 113th                    Arlington, TX                          1969       Light Industrial      2.75     60,000       100%
816 111th Street                 Arlington, TX                          1972       Light Industrial      2.89     65,000       100%
1017-25 Jacksboro Highway        Fort Worth, TX                         1970       Light Industrial      1.49     30,000       100%
7341 Dogwood Park                Richland Hills, TX                     1973       Light Industrial      1.09     20,045       100%
7427 Dogwood Park                Richland Hills, TX                     1973       Light Industrial      1.60     27,500       100%
7348-54 Tower Street             Richland Hills, TX                     1978       Light Industrial      1.09     20,107       100%
7370 Dogwood Park                Richland Hills, TX                     1987       Light Industrial      1.18     18,500       100%
7339-41 Tower Street             Richland Hills, TX                     1980       Light Industrial      0.95     17,600       100%
7437-45 Tower Street             Richland Hills, TX                     1977       Light Industrial      1.16     20,400       100%
7331-59 Airport Freeway          Richland Hills, TX                     1987       R&D/Flex              2.63     37,604       92%
7338-60 Dogwood Park             Richland Hills, TX                     1978       R&D/Flex              1.51     26,523       100%
7450-70 Dogwood Park             Richland Hills, TX                     1985       Light Industrial      0.88     18,004       100%
7423-49 Airport Freeway          Richland Hills, TX                     1985       R&D/Flex              2.39     33,812       100%
7400 Whitehall Street            Richland Hills, TX                     1994       Light Industrial      1.07     22,867       100%
1602-1654 Terre Colony           Dallas, TX                             1981       Bulk Warehouse        5.72    130,949       83%
3330 Duncanville Road            Dallas, TX                             1987       Reg. Warehouse        2.20     50,560       100%
2001 100th Street                Grand Prairie, TX                     1973/93     Reg. Warehouse        3.50     74,106       100%
6851-6909 Snowden Road           Fort Worth, TX                        1985/86     Bulk Warehouse       13.00    281,200       100%
2351-2355 Merritt Drive          Garland, TX                            1986       R&D/Flex              5.00     16,740       43%
10575 Vista Park                 Dallas, TX                             1988       Reg. Warehouse        2.10     37,252       100%
701-735 North Plano Road         Richardson, TX                        1972/94     Bulk Warehouse        5.78    100,065       100%
2259 Merritt Drive               Garland, TX                            1986       R&D Flex              1.90     16,740       100%
2260 Merritt Drive               Garland, TX                           1986/99     Reg. Warehouse        3.70     62,847       100%
2220 Merritt Drive               Garland, TX                          1986/2000    Reg. Warehouse        3.90     70,390       100%
2010 Merritt Drive               Garland, TX                            1986       Reg. Warehouse        2.80     57,392       100%
2363 Merritt Drive               Garland, TX                            1986       R&D Flex              0.40     12,300       100%
2447 Merritt Drive               Garland, TX                            1986       R&D Flex              0.40     12,300       100%
2465-2475 Merritt Drive          Garland, TX                            1986       R&D Flex              0.50     16,740       100%
2485-2505 Merritt Drive          Garland, TX                            1986       Bulk Warehouse        5.70    108,550       100%
17919 Waterview Parkway          Dallas, TX                             1987       Reg. Warehouse        4.88     70,936       100%
2081 Hutton Drive (g)            Carrolton, TX                          1981       R&D Flex              3.73     42,170       78%
2150 Hutton Drive                Carrolton, TX                          1980       Light Industrial      2.50     48,325       100%
2110 Hutton Drive                Carrolton, TX                          1985       R&D Flex              5.83     59,528       71%
2025 McKenzie Drive              Carrolton, TX                          1985       Reg. Warehouse        3.81     73,556       100%
2019 McKenzie Drive              Carrolton, TX                          1985       Reg. Warehouse        3.93     80,780       100%
1420 Valwood Parkway-Bldg I (f)  Carrolton, TX                          1986       R&D Flex              3.30     40,528       81%
1620 Valwood Parkway (g)         Carrolton, TX                          1986       Light Industrial      6.59    103,475       69%
1505 Luna Road - Bldg II         Carrolton, TX                          1988       Light Industrial      1.00     16,800       100%
1625 West Crosby Road            Carrolton, TX                          1988       Light Industrial      4.72     87,687       100%
2029-2035 McKenzie Drive         Carrolton, TX                          1985       Reg. Warehouse        3.30     81,924       100%
1840 Hutton Drive (f)            Carrolton, TX                          1986       R&D Flex              5.83     93,132       100%
1420 Valwood Pkwy - Bldg II      Carrolton, TX                          1986       Light Industrial      3.32     55,625       100%
2015 McKenzie Drive              Carrolton, TX                          1986       Light Industrial      3.38     73,187       62%
2105 McDaniel Drive              Carrolton, TX                          1986       Bulk Warehouse        4.59    107,915        0%
2009 McKenzie Drive              Carrolton, TX                          1987       Light Industrial      3.03     66,752       100%
1505 Luna Road - Bldg I          Carrolton, TX                          1988       Light Industrial      2.97     49,791       96%
1505 Luna Road - Bldg III        Carrolton, TX                          1988       Light Industrial      3.64     58,989       100%
2104 Hutton Drive                Carrolton, TX                          1990       Light Industrial      1.70     24,800       100%
                                                                                                               ---------     -----
                                                                                   SUBTOTAL OR AVERAGE         4,147,323       92%
                                                                                                               ---------     -----
DAYTON
6094-6104 Executive Boulevard    Huber Heights, OH                      1975       Light Industrial      3.33     43,200       93%
6202-6220 Executive Boulevard    Huber Heights, OH                      1996       Light Industrial      3.79     64,000       100%
6268-6294 Executive Boulevard    Huber Heights, OH                      1989       Light Industrial      4.03     60,800       82%
5749-5753 Executive Boulevard    Huber Heights, OH                      1975       Light Industrial      1.15     12,000       100%
6230-6266 Executive Boulevard    Huber Heights, OH                      1979       Light Industrial      5.30     84,000       100%
2200-2224 Sandridge Road         Moraine, OH                            1983       Light Industrial      2.96     58,746       100%
8119-8137 Uehling Lane           Dayton, OH                             1978       R&D/Flex              1.15     20,000       70%
                                                                                                               ---------     -----
                                                                                   SUBTOTAL OR AVERAGE           342,746       94%
                                                                                                               ---------     -----
DENVER
7100 North Broadway - Bldg. 1    Denver, CO                             1978       Light Industrial     16.80     32,269       76%
7100 North Broadway - Bldg. 2    Denver, CO                             1978       Light Industrial     16.90     32,500       91%
7100 North Broadway - Bldg. 3    Denver, CO                             1978       Light Industrial     11.60     22,259       82%
7100 North Broadway - Bldg. 5    Denver, CO                             1978       Light Industrial     15.00     28,789       93%
7100 North Broadway - Bldg. 6    Denver, CO                             1978       Light Industrial     22.50     38,255       81%
20100 East 32nd Avenue Parkway   Aurora, CO                             1997       R&D/Flex              4.10     51,300       65%
15700 - 15820 West 6th Avenue    Golden, CO                             1978       Light Industrial      1.92     52,767       96%
15850-15884 West 6th Avenue      Golden, CO                             1978       Light Industrial      1.92     31,856       100%

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
DENVER (CONT.)
5454 Washington                      Denver, CO                   1985      Light Industrial       4.00     34,740       100%
700 West 48th Street                 Denver, CO                   1984      Light Industrial       5.40     53,431       50%
702 West 48th Street                 Denver, CO                   1984      Light Industrial       5.40     23,820       93%
6425 North Washington                Denver, CO                   1983      R&D/Flex               4.05     82,120       81%
3370 North Peoria Street             Aurora, CO                   1978      R&D/Flex               1.64     25,520       87%
3390 North Peoria Street             Aurora, CO                   1978      R&D/Flex               1.46     22,699       100%
3508-3538 North Peoria Street        Aurora, CO                   1978      R&D/Flex               2.61     40,653       100%
3568 North Peoria Street             Aurora, CO                   1978      R&D/Flex               2.24     34,937       75%
4785 Elati                           Denver, CO                   1972      Light Industrial       3.34     34,777       91%
4770 Fox Street                      Denver, CO                   1972      Light Industrial       3.38     26,565       93%
1550 West Evans                      Denver, CO                   1975      Light Industrial       3.92     78,787       92%
3751 - 71 Revere Street              Denver, CO                   1980      Reg. Warehouse         2.41     55,027       100%
3871 Revere Street                   Denver, CO                   1980      Reg. Warehouse         3.19     75,265       100%
5454 Havana Street                   Denver, CO                   1980      R&D/Flex               2.68     42,504       100%
5500 Havana Street                   Denver, CO                   1980      R&D/Flex               2.19     34,776       42%
4570 Ivy Street                      Denver, CO                   1985      Light Industrial       1.77     31,355       100%
5855 Stapleton Drive North           Denver, CO                   1985      Light Industrial       2.33     41,268       76%
5885 Stapleton Drive North           Denver, CO                   1985      Light Industrial       3.05     53,893       100%
5200-5280 North Broadway             Denver, CO                   1977      Light Industrial       1.54     31,780       100%
5977-5995 North Broadway             Denver, CO                   1978      Light Industrial       4.96     50,280       100%
2952-5978 North Broadway             Denver, CO                   1978      Light Industrial       7.91     88,977       100%
6400 North Broadway                  Denver, CO                   1982      Light Industrial       4.51     69,430       100%
875 Parfet Street                    Lakewood, CO                 1975      Light Industrial       3.06     49,216       100%
4721 Ironton Street                  Denver, CO                   1969      R&D/Flex               2.84     51,260       100%
833 Parfet Street                    Lakewood, CO                 1974      R&D/Flex               2.57     24,800       100%
11005 West 8th Avenue                Lakewood, CO                 1974      Light Industrial       2.57     25,672       100%
7100 North Broadway - 7              Denver, CO                   1985      R&D/Flex               2.30     24,822       82%
7100 North Broadway - 8              Denver, CO                   1985      R&D/Flex               2.30      9,107       100%
6804 East 48th Avenue                Denver, CO                   1973      R&D/Flex               2.23     46,464       88%
445 Bryant Street                    Denver, CO                   1960      Light Industrial       6.31    292,471       100%
East 47th Drive -A                   Denver, CO                   1997      R&D/Flex               3.00     51,210       100%
7025 South Revere Parkway            Denver, CO                   1997      R&D/Flex               3.20     59,270       100%
9500 W. 49th Street - A              Wheatridge, CO               1997      Light Industrial       1.74     19,217       100%
9500 W. 49th Street - B              Wheatridge, CO               1997      Light Industrial       1.74     16,441       100%
9500 W. 49th Street - C              Wheatridge, CO               1997      R&D/Flex               1.74     29,174       100%
9500 W. 49th Street - D              Wheatridge, CO               1997      Light Industrial       1.74     41,615       65%
8100 South Park Way - A              Littleton, CO                1997      R&D/Flex               3.33     52,581       100%
8100 South Park Way - B              Littleton, CO                1984      R&D/Flex               0.78     12,204       100%
8100 South Park Way - C              Littleton, CO                1984      Light Industrial       4.28     67,520       100%
451-591 East 124th Avenue            Littleton, CO                1979      Light Industrial       4.96     59,711       100%
608 Garrison Street                  Lakewood, CO                 1984      R&D/Flex               2.17     25,075       100%
610 Garrison Street                  Lakewood, CO                 1984      R&D/Flex               2.17     24,965       69%
1111 West Evans (A&C)                Denver, CO                   1986      Light Industrial       2.00     36,894       100%
1111 West Evans (B)                  Denver, CO                   1986      Light Industrial       0.50      4,725       100%
15000 West 6th Avenue                Golden, CO                   1985      R&D/Flex               5.25     69,279       81%
14998 West 6th Avenue Building E     Golden, CO                   1995      R&D/Flex               2.29     42,832       100%
14998 West 6th Avenue Building F     Englewood, CO                1995      R&D/Flex               2.29     20,424       100%
12503 East Euclid Drive              Denver, CO                   1986      R&D/Flex              10.90     97,871       78%
6547 South Racine Circle             Englewood, CO                1996      Light Industrial       3.92     59,918       97%
7800 East Iliff Avenue               Denver, CO                   1983      R&D/Flex               3.06     22,296       100%
2369 South Trenton Way               Denver, CO                   1983      R&D/Flex               4.80     33,108       91%
2370 South Trenton Way               Denver, CO                   1983      R&D/Flex               3.27     22,735       100%
2422 South Trenton Way               Denver, CO                   1983      R&D/Flex               3.94     27,413       100%
2452 South Trenton Way               Denver, CO                   1983      R&D/Flex               6.78     47,931       96%
651 Topeka Way                       Denver, CO                   1985      R&D/Flex               4.53     24,000       88%
680 Atchinson Way                    Denver, CO                   1985      R&D/Flex               4.53     24,000       100%
8122 South Park Lane - A             Littleton, CO                1986      R&D/Flex               5.09     43,987       98%
8122 South Park Lane -  B            Littleton, CO                1986      Light Industrial       2.28     20,389       100%
1600 South Abilene                   Aurora, CO                   1986      R&D/Flex               3.53     47,930       60%
1620 South Abilene                   Aurora, CO                   1986      Light Industrial       2.04     27,666       100%
1640 South Abilene                   Aurora, CO                   1986      Light Industrial       2.80     37,948       54%
13900 East Florida Avenue            Aurora, CO                   1986      R&D/Flex               1.44     19,493       71%
4301 South Federal Boulevard         Englewood, CO                1997      Reg. Warehouse         2.80     35,381       95%
14401-14492 East 33rd Place          Aurora, CO                   1979      Bulk Warehouse         4.75    100,100       100%
11701 East 53rd Avenue               Denver, CO                   1985      Reg. Warehouse         4.19     81,981       100%
5401 Oswego Street                   Denver, CO                   1985      Reg. Warehouse         2.80     54,738       100%
3811 Joliet                          Denver, CO                   1977      R&D/Flex              14.24    124,290       100%
2630 West 2nd Avenue                 Denver, CO                   1970      Light Industrial       0.50      8,260       100%

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
DENVER (CONT.)
2650 West 2nd Avenue                 Denver, CO                    1970       Light Industrial     2.80     36,081       100%
14818 West 6th Avenue Bldg. A        Golden, CO                    1985       R&D/Flex             2.54     39,776       100%
14828 West 6th Avenue Bldg. B        Golden, CO                    1985       R&D/Flex             2.54     41,805       57%
12055 E. 49th Ave/4955 Peoria        Denver, CO                    1984       R&D/Flex             3.09     49,575       94%
4940-4950 Paris                      Denver, CO                    1984       R&D/Flex             1.58     25,290       100%
4970 Paris                           Denver, CO                    1984       R&D/Flex             0.98     15,767       100%
5010 Paris                           Denver, CO                    1984       R&D/Flex             0.92     14,822       100%
7367 South Revere Parkway            Englewood, CO                 1997       Bulk Warehouse       8.50    102,839       100%
10311 W. Hampden Avenue              Lakewood, CO                  1999       Light Industrial     4.40     52,183       93%
9197 6th Avenue                      Lakewood, CO                  2000       Light Industrial     2.86     32,741       81%
8200 East Park Meadows Drive (f)     Lone Tree, CO                 1984       R&D Flex             6.60     90,219       91%
3250 Quentin (f)                     Aurora, CO                 1984/2000     Light Industrial     8.90    144,464       100%
11585 E. 53rd Ave. (f)               Denver, CO                    1984       Bulk Warehouse      15.10    335,967       100%
10500 East 54th Ave. (g)             Denver, CO                    1986       Light Industrial     9.12    178,135       81%
                                                                                                         ---------    -----
                                                                              SUBTOTAL OR AVERAGE        4,600,647       93%
                                                                                                         ---------    -----
DES MOINES
4121 McDonald Avenue                 Des Moines, IA                1977       Bulk Warehouse      11.02    177,431       100%
4141 McDonald Avenue                 Des Moines, IA                1976       Bulk Warehouse      11.03    263,196       96%
4161 McDonald Avenue                 Des Moines, IA                1979       Bulk Warehouse      11.02    164,081       100%
                                                                                                         ---------    -----
                                                                              SUBTOTAL OR AVERAGE          604,708       98%
                                                                                                         ---------    -----
DETROIT
238 Executive Drive                  Troy, MI                      1973       Light Industrial     1.32     13,740       100%
256 Executive Drive                  Troy, MI                      1974       Light Industrial     1.12     11,273       100%
301 Executive Drive                  Troy, MI                      1974       Light Industrial     1.27     20,411       100%
449 Executive Drive                  Troy, MI                      1975       Reg. Warehouse       2.12     33,001       100%
501 Executive Drive                  Troy, MI                      1984       Light Industrial     1.57     18,061       100%
451 Robbins Drive                    Troy, MI                      1975       Light Industrial     1.88     28,401       100%
800 Stephenson Highway               Troy, MI                      1979       R&D/Flex             4.39     48,200       100%
1035 Crooks Road                     Troy, MI                      1980       Light Industrial     1.74     23,320        0%
1095 Crooks Road                     Troy, MI                      1986       R&D/Flex             2.83     35,042       100%
1416 Meijer Drive                    Troy, MI                      1980       Light Industrial     1.20     17,944       100%
1624 Meijer Drive                    Troy, MI                      1984       Light Industrial     3.42     44,040       100%
1972 Meijer Drive                    Troy, MI                      1985       Reg. Warehouse       2.36     37,075       100%
1621 Northwood Drive                 Troy, MI                      1977       Bulk Warehouse       1.54     24,900       100%
1707 Northwood Drive                 Troy, MI                      1983       Light Industrial     1.69     28,750       100%
1788 Northwood Drive                 Troy, MI                      1977       Light Industrial     1.55     12,480       100%
1821 Northwood Drive                 Troy, MI                      1977       Reg. Warehouse       2.07     35,050       100%
1826 Northwood Drive                 Troy, MI                      1977       Light Industrial     1.22     12,480       100%
1864 Northwood Drive                 Troy, MI                      1977       Light Industrial     1.55     12,480       100%
1921 Northwood Drive                 Troy, MI                      1977       Light Industrial     2.33     42,000       100%
2277 Elliott Avenue                  Troy, MI                      1975       Light Industrial     0.96     12,612       100%
2451 Elliott Avenue                  Troy, MI                      1974       Light Industrial     1.68     24,331       100%
2730 Research Drive                  Rochester Hills, MI           1988       Reg. Warehouse       3.52     57,850       100%
2791 Research Drive                  Rochester Hills, MI           1991       Reg. Warehouse       4.48     64,199       100%
2871 Research Drive                  Rochester Hills, MI           1991       Reg. Warehouse       3.55     49,543       100%
2911 Research Drive                  Rochester Hills, MI           1992       Reg. Warehouse       5.72     80,078       100%
3011 Research Drive                  Rochester Hills, MI           1988       Reg. Warehouse       2.55     32,637       100%
2870 Technology Drive                Rochester Hills, MI           1988       Light Industrial     2.41     24,445       100%
2900 Technology Drive                Rochester Hills, MI           1992       Reg. Warehouse       2.15     31,047       100%
2920 Technology Drive                Rochester Hills, MI           1992       Light Industrial     1.48     19,011       100%
2930 Technology Drive                Rochester Hills, MI           1991       Light Industrial     1.41     17,994       100%
2950 Technology Drive                Rochester Hills, MI           1991       Light Industrial     1.48     19,996       100%
23014 Commerce Drive                 Farmington Hills, MI          1983       R&D/Flex             0.65      7,200       100%
23028 Commerce Drive                 Farmington Hills, MI          1983       Light Industrial     1.26     20,265       100%
23035 Commerce Drive                 Farmington Hills, MI          1983       Light Industrial     1.23     15,200       100%
23042 Commerce Drive                 Farmington Hills, MI          1983       R&D/Flex             0.75      8,790       100%
23065 Commerce Drive                 Farmington Hills, MI          1983       Light Industrial     0.91     12,705       100%
23070 Commerce Drive                 Farmington Hills, MI          1983       R&D/Flex             1.43     16,765       100%
23079 Commerce Drive                 Farmington Hills, MI          1983       Light Industrial     0.85     10,830       100%
23093 Commerce Drive                 Farmington Hills, MI          1983       Reg. Warehouse       3.87     49,040       100%
23135 Commerce Drive                 Farmington Hills, MI          1986       Light Industrial     2.02     23,969       100%
23163 Commerce Drive                 Farmington Hills, MI          1986       Light Industrial     1.51     19,020       100%
23177 Commerce Drive                 Farmington Hills, MI          1986       Light Industrial     2.29     32,127       100%
23206 Commerce Drive                 Farmington Hills, MI          1985       Light Industrial     1.30     19,822       100%
23290 Commerce Drive                 Farmington Hills, MI          1980       Reg. Warehouse       2.56     42,930       100%
23370 Commerce Drive                 Farmington Hills, MI          1980       Light Industrial     0.67      8,741       100%
21477 Bridge Street                  Southfield, MI                1986       Light Industrial     3.10     41,500       93%
32450 N. Avis Drive                  Madison Heights, MI           1974       Light Industrial     3.23     55,820       100%

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
DETROIT (CONT.)
32200 N. Avis Drive                 Madison Heights, MI           1973      Light Industrial       6.15     88,700       100%
11866 Hubbard                       Livonia, MI                   1979      Light Industrial       2.32     41,380       100%
12050-12300 Hubbard (f)             Livonia, MI                   1981      Light Industrial       6.10     85,086       100%
38220 Plymouth                      Livonia, MI                   1988      Bulk Warehouse        13.14    145,232       100%
38300 Plymouth                      Livonia, MI                   1997      Bulk Warehouse         6.95    127,800       100%
12707 Eckles Road                   Plymouth, MI                  1990      Light Industrial       2.62     42,300       100%
9300-9328 Harrison Rd.              Romulus, MI                   1978      Light Industrial       2.53     29,286       38%
9330-9358 Harrison Rd.              Romulus, MI                   1978      Light Industrial       2.53     29,280       100%
28420-28448 Highland Rd             Romulus, MI                   1979      Light Industrial       2.53     29,280       50%
28450-28478 Highland Rd             Romulus, MI                   1979      Light Industrial       2.53     29,340       88%
28421-28449 Highland Rd             Romulus, MI                   1980      Light Industrial       2.53     29,285       75%
28451-28479 Highland Rd             Romulus, MI                   1980      Light Industrial       2.53     29,280       88%
28825-28909 Highland Rd             Romulus, MI                   1981      Light Industrial       2.53     29,284       84%
28933-29017 Highland Rd             Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28824-28908 Highland Rd             Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28932-29016 Highland Rd             Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
9710-9734 Harrison Road             Romulus, MI                   1987      Light Industrial       2.22     25,925       100%
9740-9772 Harrison Road             Romulus, MI                   1987      Light Industrial       2.53     29,548       100%
9840-9868 Harrison Road             Romulus, MI                   1987      Light Industrial       2.53     29,280       100%
9800-9824 Harrison Road             Romulus, MI                   1987      Light Industrial       2.22     25,620       100%
29265-29285 Airport Drive           Romulus, MI                   1983      Light Industrial       2.05     23,707       100%
29185-29225 Airport Drive           Romulus, MI                   1983      Light Industrial       3.17     36,658       100%
29149-29165 Airport Drive           Romulus, MI                   1984      Light Industrial       2.89     33,440       100%
29101-29115 Airport Drive           Romulus, MI                   1985      R&D/Flex               2.53     29,287       100%
29031-29045 Airport Drive           Romulus, MI                   1985      Light Industrial       2.53     29,280       100%
29050-29062 Airport Drive           Romulus, MI                   1986      Light Industrial       2.22     25,837       44%
29120-29134 Airport Drive           Romulus, MI                   1986      Light Industrial       2.53     29,282       75%
29200-29214 Airport Drive           Romulus, MI                   1985      Light Industrial       2.53     29,282       100%
9301-9339 Middlebelt Road           Romulus, MI                   1983      R&D/Flex               1.29     15,173       95%
26980 Trolley Industrial Drive      Taylor, MI                    1997      Bulk Warehouse         5.43    102,400       100%
12050-12200 Farmington Road         Livonia, MI                   1973      Light Industrial       1.34     25,470       80%
33200 Capitol Avenue                Livonia, MI                   1977      Light Industrial       2.16     40,000       100%
32975 Capitol Avenue                Livonia, MI                   1978      R&D/Flex               0.99     18,465       100%
2725 S. Industrial Highway          Ann Arbor, MI                 1997      Light Industrial       2.63     37,875       100%
32920 Capitol Avenue                Livonia, MI                   1973      Reg. Warehouse         0.47      8,000       100%
11862 Brookfield Avenue             Livonia, MI                   1972      Light Industrial       0.92     14,600        0%
11923 Brookfield Avenue             Livonia, MI                   1973      Light Industrial       0.76     14,600       100%
11965 Brookfield Avenue             Livonia, MI                   1973      Light Industrial       0.88     14,600       100%
34005 Schoolcraft Road              Livonia, MI                   1981      Light Industrial       1.70     26,100       100%
13405 Stark Road                    Livonia, MI                   1980      Light Industrial       0.65      9,750       100%
1170 Chicago Road                   Troy, MI                      1983      Light Industrial       1.73     21,500       100%
1200 Chicago Road                   Troy, MI                      1984      Light Industrial       1.73     26,210       100%
450 Robbins Drive                   Troy, MI                      1976      Light Industrial       1.38     19,050       100%
1230 Chicago Road                   Troy, MI                      1996      Reg. Warehouse         2.10     30,120       100%
12886 Westmore Avenue               Livonia, MI                   1981      Light Industrial       1.01     18,000       100%
12898 Westmore Avenue               Livonia, MI                   1981      Light Industrial       1.01     18,000       100%
33025 Industrial Road               Livonia, MI                   1980      Light Industrial       1.02      6,250       100%
2002 Stephenson Highway             Troy, MI                      1986      R&D/Flex               1.42     21,850       100%
47711 Clipper Street                Plymouth Twsp, MI             1996      Reg. Warehouse         2.27     36,926       100%
32975 Industrial Road               Livonia, MI                   1984      Light Industrial       1.19     21,000       100%
32985 Industrial Road               Livonia, MI                   1985      Light Industrial       0.85     12,040       100%
32995 Industrial Road               Livonia, MI                   1983      Light Industrial       1.11     14,280       100%
12874 Westmore Avenue               Livonia, MI                   1984      Light Industrial       1.01     16,000       100%
33067 Industrial Road               Livonia, MI                   1984      Light Industrial       1.11     18,640       100%
1775 Bellingham                     Troy, MI                      1987      R&D/Flex               1.88     28,900       100%
1785 East Maple                     Troy, MI                      1985      Light Industrial       0.80     10,200       100%
1807 East Maple                     Troy, MI                      1984      R&D/Flex               2.15     28,100       100%
9800 Chicago Road                   Troy, MI                      1985      Light Industrial       1.09     14,280       100%
1840 Enterprise Drive               Rochester Hills, MI           1990      R&D/Flex               2.42     33,240       100%
1885 Enterprise Drive               Rochester Hills, MI           1990      Light Industrial       1.47     19,604       100%
1935-55 Enterprise Drive            Rochester Hills, MI           1990      R&D/Flex               4.54     53,400       100%
5500 Enterprise Court               Warren, MI                    1989      R&D/Flex               3.93     53,900       100%
750 Chicago Road                    Troy, MI                      1986      Light Industrial       1.54     26,709       100%
800 Chicago Road                    Troy, MI                      1985      Light Industrial       1.48     24,340        0%
850 Chicago Road                    Troy, MI                      1984      Light Industrial       0.97     16,049       100%
2805 S. Industrial Highway          Ann Arbor, MI                 1990      R&D/Flex               1.70     24,458       58%
6833 Center Drive                   Sterling Heights, MI          1998      Reg. Warehouse         4.42     66,132        0%
22731 Newman Street                 Dearborn, MI                  1985      R&D/Flex               2.31     48,000       54%
32201 North Avis Drive              Madison Heights, MI           1974      R&D/Flex               4.19     50,000        0%

                                     LOCATION                  YEAR BUILT-                      LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE        (ACRES)     GLA       12/31/01
      ----------------              ----------   ------------   ---------   -------------        -------     ---       --------
DETROIT (CONT.)
1100 East Mandoline Road            Madison Heights, MI           1967      Bulk Warehouse         8.19    117,903       100%
30081 Stephenson Highway            Madison Heights, MI           1967      Light Industrial       2.50     50,750       100%
1120 John A. Papalas Drive (g)      Lincoln Park, MI              1985      Light Industrial      10.30    120,410       100%
4872 S. Lapeer Road                 Lake Orion Twsp, MI           1999      Bulk Warehouse         9.58    125,605       100%
775 James L. Hart Parkway           Ypsilanti, MI                 1999      Reg. Warehouse         7.65     55,535       100%
1400 Allen Drive                    Troy, MI                      1979      Reg. Warehouse         1.98     27,280       100%
1408 Allen Drive                    Troy, MI                      1979      Light Industrial       1.44     19,704       100%
1305 Stephenson Hwy                 Troy, MI                      1979      Reg. Warehouse         3.42     47,000       100%
32505 Industrial Drive              Madison Heights, MI           1979      Light Industrial       3.07     47,013       100%
1799-1813 Northfield Drive (f)      Rochester Hills, MI           1980      Light Industrial       4.22     67,360       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          4,270,405       93%
                                                                                                         ---------     -----
GRAND RAPIDS
284th Street SW                     Byron Center, MI              1986      Light Industrial       3.01     30,000       67%
100 84th Street SW                  Byron Center, MI              1979      Light Industrial       4.20     81,000       57%
511 76th Street SW                  Grand Rapids, MI              1986      Bulk Warehouse        14.44    202,500       94%
553 76th Street SW                  Grand Rapids, MI              1985      R&D/Flex               1.16     10,000       100%
555 76th Street SW                  Grand Rapids, MI              1987      Bulk Warehouse        12.50    200,000       100%
2935 Walkent Court NW               Grand Rapids, MI              1991      Light Industrial       4.00     64,961       100%
3300 Kraft Avenue SE                Grand Rapids, MI              1987      Bulk Warehouse        14.00    200,000       100%
3366 Kraft Avenue SE                Grand Rapids, MI              1987      Bulk Warehouse        15.00    200,000       57%
5001 Kendrick Court SE              Grand Rapids, MI              1983      Light Industrial       4.00     61,500       65%
5050 Kendrick Court SE              Grand Rapids, MI              1988      Manufacturing         26.94    413,500       100%
5015 52nd Street SE                 Grand Rapids, MI              1987      Light Industrial       4.50     61,250       100%
5025 28th Street                    Grand Rapids, MI              1967      Light Industrial       1.01     14,400       100%
5079 33rd Street SE                 Grand Rapids, MI              1990      Bulk Warehouse         7.00    109,875       100%
5333 33rd Street SE                 Grand Rapids, MI              1991      Bulk Warehouse         8.09    101,250       100%
5130 Patterson Ave                  Grand Rapids, MI              1987      Light Industrial       3.21     30,000       67%
3395 Kraft Avenue                   Grand Rapids, MI              1985      Light Industrial       3.70     42,600       100%
3427 Kraft Avenue                   Grand Rapids, MI              1985      Light Industrial       2.40     32,600       15%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          1,855,436       89%
                                                                                                         ---------     -----
HOUSTON
2102-2314 Edwards Street            Houston, TX                   1961      Bulk Warehouse         5.02    115,248       93%
4545 Eastpark Drive                 Houston, TX                   1972      Reg. Warehouse         3.80     81,295       100%
3351 Rauch Street                   Houston, TX                   1970      Reg. Warehouse         4.04     82,500       100%
3851 Yale Street                    Houston, TX                   1971      Bulk Warehouse         5.77    132,554       100%
3337-3347 Rauch Street              Houston, TX                   1970      Reg. Warehouse         2.29     53,425       100%
8505 North Loop East                Houston, TX                   1981      Bulk Warehouse         4.99    107,769       100%
4749-4799 Eastpark Dr.              Houston, TX                   1979      Bulk Warehouse         7.75    182,563       100%
4851 Homestead Road                 Houston, TX                   1973      Bulk Warehouse         3.63    142,250       100%
3365-3385 Rauch Street              Houston, TX                   1970      Reg. Warehouse         3.31     82,140       100%
5050 Campbell Road                  Houston, TX                   1970      Bulk Warehouse         6.10    121,875       66%
4300 Pine Timbers                   Houston, TX                   1980      Bulk Warehouse         4.76    113,400       84%
7901 Blankenship                    Houston, TX                   1972      Light Industrial       2.17     48,000       100%
2500-2530 Fairway Park              Houston, TX                   1974      Bulk Warehouse         8.72    213,638       81%
6550 Longpointe                     Houston, TX                   1980      Bulk Warehouse         4.13     97,700       57%
1815 Turning Basin Drive            Houston, TX                   1980      Bulk Warehouse         6.34    139,630       100%
1819 Turning Basin Drive            Houston, TX                   1980      Light Industrial       2.85     65,494       100%
4545 Mossford Drive                 Houston, TX                   1975      Reg. Warehouse         3.56     66,565       100%
1805 Turning Basin Drive            Houston, TX                   1980      Bulk Warehouse         7.60    155,250       100%
7000 Empire Drive                   Houston, TX        (c)        1980      R&D/Flex               6.25     95,073       100%
9777 West Gulfbank Drive            Houston, TX        (c)        1980      Light Industrial      15.45    252,242       89%
9835 A Genard Road                  Houston, TX                   1980      Bulk Warehouse        39.20    417,350       100%
9835 B Genard Road                  Houston, TX                   1980      Reg. Warehouse         6.40     66,600       100%
10161 Harwin Drive                  Houston, TX                1979/1981    R&D/Flex               5.27     73,052       100%
10165 Harwin Drive                  Houston, TX                1979/1981    R&D/Flex               2.31     31,987       100%
10175 Harwin Drive                  Houston, TX                1979/1981    Light Industrial       2.85     39,475       100%
100 Donwick                         The Woodlands, TX             1982      Bulk Warehouse        15.85    251,850       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          3,228,925       94%
                                                                                                         ---------     -----
INDIANAPOLIS
2400 North Shadeland                Indianapolis, IN              1970      Reg. Warehouse         2.45     40,000       100%
2402 North Shadeland                Indianapolis, IN              1970      Bulk Warehouse         7.55    121,539       100%
7901 West 21st Street               Indianapolis, IN              1985      Bulk Warehouse        12.00    353,000        84%
1445 Brookville Way                 Indianapolis, IN    (a)       1989      Bulk Warehouse         8.79    115,200        84%
1440 Brookville Way                 Indianapolis, IN    (a)       1990      Bulk Warehouse         9.64    166,400       100%
1240 Brookville Way                 Indianapolis, IN    (a)       1990      Light Industrial       3.50     63,000        71%
1220 Brookville Way                 Indianapolis, IN    (a)       1990      R&D/Flex               2.10     10,000       100%
1345 Brookville Way                 Indianapolis, IN    (b)       1992      Bulk Warehouse         5.50    130,736        84%
1350 Brookville Way                 Indianapolis, IN    (a)       1994      Reg. Warehouse         2.87     38,460       100%

                                     LOCATION                  YEAR BUILT-                      LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE        (ACRES)     GLA       12/31/01
      ----------------              ----------   ------------   ---------   -------------        -------     ---       --------
INDIANAPOLIS (CONT.)
1341 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    Light Industrial       2.03     32,400        75%
1322-1438 Sadlier Circle East Drive Indianapolis, IN    (b)    1971/1992    Light Industrial       3.79     36,000        97%
1327-1441 Sadlier Circle East Dr    Indianapolis, IN    (b)       1992      Light Industrial       5.50     54,000       100%
1304 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    Reg. Warehouse         2.42     17,600       100%
1402 Sadlier Circle East Drive      Indianapolis, IN    (b)    1970/1992    Light Industrial       4.13     40,800        88%
1504 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    Manufacturing          4.14     54,000       100%
1311 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    R&D/Flex               1.78     13,200       100%
1365 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    Light Industrial       2.16     30,000       100%
1352-1354 Sadlier Circle E. Drive   Indianapolis, IN    (b)    1970/1992    Light Industrial       3.50     44,000       100%
1335 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    R&D/Flex               1.20     20,000       100%
1327 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    Reg. Warehouse         1.20     12,800       100%
1425 Sadlier Circle East Drive      Indianapolis, IN    (b)    1971/1992    R&D/Flex               2.49      5,000       100%
1230 Brookville Way                 Indianapolis, IN    (a)       1995      Reg. Warehouse         1.96     15,000       100%
6951 East 30th Street               Indianapolis, IN              1995      Light Industrial       3.81     44,000       100%
6701 East 30th Street               Indianapolis, IN              1995      Light Industrial       3.00      7,820       100%
6737 East 30th Street               Indianapolis, IN              1995      Reg. Warehouse        11.01     87,500        74%
1225 Brookville Way                 Indianapolis, IN              1997      Light Industrial       1.00     10,000       100%
6555 East 30th Street               Indianapolis, IN           1969/1981    Bulk Warehouse        22.00    331,826        27%
2432-2436 Shadeland                 Indianapolis, IN              1968      Light Industrial       4.57     70,560        88%
8402-8440 East 33rd Street          Indianapolis, IN              1977      Light Industrial       4.70     55,200        56%
8520-8630 East 33rd Street          Indianapolis, IN              1976      Light Industrial       5.30     81,000        44%
8710-8768 East 33rd Street          Indianapolis, IN              1979      Light Industrial       4.70     43,200        93%
3316-3346 North Pagosa Court        Indianapolis, IN              1977      Light Industrial       5.10     81,000        56%
3331 Raton Court                    Indianapolis, IN              1979      Light Industrial       2.80     35,000        0%
6751 East 30th Street               Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000       100%
9210 East 146th Street              Noblesville, IN               1978      Reg. Warehouse        11.91     23,950        0%
5902 Decatur Blvd                   Indianapolis, IN              2000      Bulk Warehouse        26.50    389,660       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          2,773,851        79%
                                                                                                         ---------     -----
LONG ISLAND
10 Edison Street                    Amityville, NY                1971      Light Industrial       1.40     34,400       100%
5 Sidney Court                      Lindenhurst, NY            1962/1992    Light Industrial       1.70     29,300       100%
160 Engineers Drive                 Hicksville, NY                1966      Light Industrial       1.90     29,500       100%
260 Engineers Drive                 Hicksville, NY                1966      Light Industrial       2.80     52,380       100%
87-119 Engineers Drive (f)          Hicksville, NY                1966      Light Industrial       1.70     36,400       100%
950-970 South Broadway              Hicksville, NY                1966      Light Industrial       2.65     55,889        91%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            237,869        98%
                                                                                                         ---------     -----
LOS ANGELES
5220 Fourth Street                  Irwindale,CA                  2000      Light Industrial       1.28     28,800        92%
15705 Arrow Highway                 Irwindale,CA                  1987      Light Industrial       0.75     16,792        92%
15709 Arrow Highway                 Irwindale,CA                  1987      Light Industrial       1.10     24,000       100%
6407-6419 Alondra Blvd.             Paramount, CA                 1985      Light Industrial       0.90     16,392       100%
6423-6431 Alondra Blvd.             Paramount, CA                 1985      Light Industrial       0.76     13,765       100%
15101-15141 S. Figueroa Street (f)  Los Angeles, CA               1982      Reg. Warehouse         4.70    129,600       100%
20816-18 Higgins Court              Torrance, CA                  1981      Light Industrial       0.35      7,300       100%
21136 South Wilmington Ave.         Carson, CA                    1989      Bulk Warehouse         6.02    115,702        77%
1830 W. 208th Street                Torrance, CA                  1981      Light Industrial       0.51      7,800       100%
20807-09 Higgins Court              Torrance, CA                  1981      Light Industrial       0.38      8,048       100%
20801-03 Higgins Court              Torrance, CA                  1981      Light Industrial       0.41      8,086       100%
20817-19 S. Western Ave.            Torrance, CA                  1981      Light Industrial       0.35      7,300       100%
20904-06 Higgins Court              Torrance, CA                  1981      Light Industrial       0.35      7,300       100%
20909-11 S. Western Ave.            Torrance, CA                  1981      Light Industrial       0.35      7,300       100%
20915-17 S. Western Ave.            Torrance, CA                  1981      Light Industrial       0.35      7,300       100%
20908-10 Higgins Court              Torrance, CA                  1981      Light Industrial       0.35      7,300       100%
20914-16 Higgins Court              Torrance, CA                  1981      Light Industrial       0.35      6,100       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            418,885        93%
                                                                                                         ---------     -----
LOUISVILLE
9001 Cane Run Road                  Louisville, KY                1998      Bulk Warehouse        39.60    212,500       100%
9101 Cane Run Road                  Louisville, KY                2000      Bulk Warehouse        14.00    231,000       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            443,500       100%
                                                                                                         ----------      ------
MILWAUKEE
6523 N. Sydney Place                Glendale, WI                  1978      Light Industrial       4.00     43,440       100%
8800 W. Bradley                     Milwaukee, WI                 1982      Light Industrial       8.00     77,621       100%
4560 North 124th Street             Wauwatosa, WI                 1976      Light Industrial       1.31     25,000       100%
12221 West Feerick Street           Wauwatosa, WI                 1971      Reg. Warehouse         1.90     39,800       100%
4410 80 North 132nd Street          Butler, WI                    1999      Bulk Warehouse         4.90    100,000        85%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            285,861        95%
                                                                                                         ---------     -----

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle             Bloomington, MN              1980      Manufacturing          9.65     74,118        95%
1275 Corporate Center Drive          Eagan, MN                    1990      Light Industrial       1.50     19,675       100%
1279 Corporate Center Drive          Eagan, MN                    1990      Light Industrial       1.50     19,792       100%
6201 West 111th Street               Bloomington, MN              1987      Bulk Warehouse        37.00    424,866       100%
6403-6545 Cecilia Drive              Bloomington, MN              1980      Light Industrial       9.65     87,198       100%
6925-6943 Washington Avenue          Edina, MN                    1972      Manufacturing          2.75     37,625       100%
6955-6973 Washington Avenue          Edina, MN                    1972      Manufacturing          2.25     31,189       100%
7251-7267 Washington Avenue          Edina, MN                    1972      Light Industrial       1.82     26,250        92%
7301-7325 Washington Avenue          Edina, MN                    1972      Light Industrial       1.92     27,297       100%
7101 Winnetka Avenue North           Brooklyn Park, MN            1990      Bulk Warehouse        14.18    252,978       100%
7600 Golden Triangle Drive           Eden Prairie, MN             1989      R&D/Flex               6.79     74,148       100%
9901 West 74th Street                Eden Prairie, MN           1983/88     Reg. Warehouse         8.86    153,813       100%
11201 Hampshire Avenue South         Bloomington, MN              1986      Manufacturing          5.90     60,480       100%
12220-12222 Nicollet Avenue          Burnsville, MN             1989/90     Light Industrial       1.80     17,116       100%
12250-12268 Nicollet Avenue          Burnsville, MN             1989/90     Light Industrial       4.30     42,365        92%
12224-12226 Nicollet Avenue          Burnsville, MN             1989/90     R&D/Flex               2.40     23,607        78%
980 Lone Oak Road                    Eagan, MN                    1992      Reg. Warehouse        11.40    154,950        84%
990 Lone Oak Road                    Eagan, MN                    1989      Reg. Warehouse        11.41    153,608        92%
1030 Lone Oak Road                   Eagan, MN                    1988      Light Industrial       6.30     83,076        90%
1060 Lone Oak Road                   Eagan, MN                    1988      Light Industrial       6.50     82,728       100%
5400 Nathan Lane                     Plymouth, MN                 1990      Light Industrial       5.70     72,089        41%
6464 Sycamore Court                  Maple Grove, MN              1990      Manufacturing          6.40     79,702       100%
10120 W. 76th Street                 Eden Prairie, MN             1987      Light Industrial       4.52     59,030       100%
7615 Golden Triangle                 Eden Prairie, MN             1987      Light Industrial       4.61     52,816       100%
7625 Golden Triangle Drive           Eden Prairie, MN             1987      Light Industrial       4.61     73,168        79%
2605 Fernbrook Lane North            Plymouth, MN                 1987      R&D/Flex               6.37     80,766       100%
12155 Nicollet Avenue                Burnsville, MN               1995      Reg. Warehouse         5.80     48,000       100%
73rd Avenue North                    Brooklyn Park, MN            1995      R&D/Flex               4.46     59,782       100%
1905 W. Country Road C               Roseville, MN                1993      R&D/Flex               4.60     47,735        82%
2720 Arthur Street                   Roseville, MN                1995      R&D/Flex               6.06     74,337       100%
10205 51st Avenue North              Plymouth, MN                 1990      Reg. Warehouse         2.00     30,476       100%
4100 Peavey Road                     Chaska, MN                   1988      Manufacturing          8.27     78,029        71%
11300 Hampshire Ave. South           Bloomington, MN              1983      Bulk Warehouse         9.94    145,210       100%
375 Rivertown Drive                  Woodbury, MN                 1996      Bulk Warehouse        11.33    251,968       100%
5205 Highway 169                     Plymouth, MN                 1960      Light Industrial       7.92     98,844        90%
6451-6595 Citywest Parkway           Eden Prairie, MN             1984      R&D/Flex               6.98     82,769       100%
7500-7546 Washington Square          Eden Prairie, MN             1975      Light Industrial       5.40     46,200        73%
7550-7558 Washington Square          Eden Prairie, MN             1975      Light Industrial       2.70     29,739       100%
5240-5300 Valley Industrial Blvd S   Shakopee, MN                 1973      Light Industrial       9.06     80,001        88%
7125 Northland Terrace               Brooklyn Park, MN            1996      R&D/Flex               5.89     79,958       100%
6900 Shady Oak Road                  Eden Prairie,  MN            1980      R&D/Flex               4.60     49,190       100%
6477-6525 City West Parkway          Eden Prairie, MN             1984      R&D/Flex               7.00     89,456       100%
1157 Valley Park Drive               Shakopee, MN                 1997      Bulk Warehouse         9.97    126,014       100%
500-530 Kasota Avenue SE             Minneapolis, MN              1976      Manufacturing          4.47     85,442        80%
770-786 Kasota Avenue SE             Minneapolis, MN              1976      Manufacturing          3.16     56,388       100%
800 Kasota Avenue SE                 Minneapolis, MN              1976      Manufacturing          4.10    100,250       100%
2530-2570 Kasota Avenue              St. Paul, MN                 1976      Manufacturing          4.56     75,426        84%
504 Malcolm Ave. SE                  Minneapolis, MN              1999      Bulk Warehouse         7.50    143,066        92%
5555 12th Avenue East                Shakopee, MN                 2000      Bulk Warehouse         7.81    128,593       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          4,271,323        95%
                                                                                                         ---------     -----
NASHVILLE
417 Harding Industrial Drive         Nashville, TN                1972      Bulk Warehouse        13.70    207,440       100%
3099 Barry Drive                     Portland, TN                 1995      Manufacturing          6.20    109,058        0%
3150 Barry Drive                     Portland, TN                 1993      Bulk Warehouse        26.32    268,253       100%
5599 Highway 31 West                 Portland, TN                 1995      Bulk Warehouse        20.00    161,500        0%
1650 Elm Hill Pike                   Nashville, TN                1984      Light Industrial       3.46     41,228        93%
1102 Appleton Drive                  Nashville, TN                1984      Light Industrial       1.73     28,022       100%
1920 Air Lane Drive                  Nashville, TN                1985      Light Industrial       3.19     49,922       100%
1931 Air Lane Drive                  Nashville, TN                1984      Light Industrial      10.11     87,549        92%
470 Metroplex Drive (f)              Nashville, TN                1986      Light Industrial       8.11    102,040        85%
1150 Antiock Pike                    Nashville, TN                1987      Bulk Warehouse         9.83    146,055       100%
4640 Cummings Park                   Nashville, TN                1986      Bulk Warehouse        14.69    100,000       100%
211 Nesbitt North                    Nashville, TN                1983      Bulk Warehouse         6.12    135,625       100%
211 Nesbitt South                    Nashville, TN                1983      Bulk Warehouse         6.10    135,925       100%
211 Nesbitt West                     Nashville, TN                1985      Bulk Warehouse         3.05     67,500       100%
556 Metroplex Drive                  Nashville, TN                1983      Light Industrial       3.66     43,026       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          1,683,143        82%
                                                                                                         ---------     -----


                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
NORTHERN NEW JERSEY
60 Ethel Road West                  Piscataway, NJ                1982      Light Industrial       3.93     42,820       100%
70 Ethel Road West                  Piscataway, NJ                1979      Light Industrial       3.78     62,000       100%
140 Hanover Avenue                  Hanover, NJ                1964/1988    R&D/Flex               2.95     24,905       100%
601-629 Montrose Avenue             South Plainfield, NJ          1974      Light Industrial       5.83     75,000       87%
9 Princess Road                     Lawrenceville, NJ             1985      R&D/Flex               2.36     24,375       85%
11 Princess Road                    Lawrenceville, NJ             1985      R&D/Flex               5.33     55,000       91%
15 Princess Road                    Lawrenceville, NJ             1986      R&D/Flex               2.00     20,625       100%
17 Princess Road                    Lawrenceville, NJ             1986      R&D/Flex               1.82     18,750       100%
220 Hanover Avenue                  Hanover, NJ                   1987      Bulk Warehouse        29.27    158,242       100%
244 Shefield Street                 Mountainside, NJ           1965/1986    Light Industrial       2.20     23,430       100%
30 Troy Road                        Hanover,  NJ                  1972      Light Industrial       1.31     17,500       100%
15 Leslie Court                     Hanover,  NJ                  1971      Light Industrial       3.08     18,000       100%
20 Leslie Court                     Hanover,  NJ                  1974      Light Industrial       1.38     17,997       100%
25 Leslie Court                     Hanover,  NJ                  1975      Light Industrial       1.30     70,800       100%
130 Algonquin Parkway               Hanover,  NJ                  1973      Light Industrial       5.50     29,008       100%
150 Algonquin Parkway               Hanover,  NJ                  1973      Light Industrial       2.47     17,531       100%
55 Locust Avenue                    Roseland, NJ                  1980      Reg. Warehouse        13.63     79,750       100%
31 West Forest Street (f)           Englewood, NJ                 1978      Light Industrial       6.00    110,000       95%
25 World's Fair Drive               Franklin, NJ                  1986      R&D/Flex               1.81     20,000       100%
14 World's Fair Drive               Franklin, NJ                  1980      R&D/Flex               4.53     60,000       100%
16 World's Fair Drive               Franklin, NJ                  1981      Light Industrial       3.62     43,400       100%
18 World's Fair Drive               Franklin, NJ                  1982      R&D/Flex               1.06     12,809        0%
23 World's Fair Drive               Franklin, NJ                  1982      Light Industrial       1.20     16,000       100%
12 World's Fair Drive               Franklin, NJ                  1981      Light Industrial       3.85     65,000       85%
49 Napoleon Court                   Franklin, NJ                  1982      Light Industrial       2.06     32,500       100%
50 Napoleon Court                   Franklin, NJ                  1982      Light Industrial       1.52     20,158       100%
22 World's Fair Drive               Franklin, NJ                  1983      Light Industrial       3.52     50,000       100%
26 World's Fair Drive               Franklin, NJ                  1984      Light Industrial       3.41     47,000       100%
24 World's Fair Drive               Franklin, NJ                  1984      Light Industrial       3.45     47,000       71%
12 Wright Way                       Oakland, NJ                   1981      Reg. Warehouse         6.52     52,402       100%
155 Pierce Street                   Sumerset, NJ                  1999      R&D/Flex               4.84     46,000       100%
20 World's Fair Drive Lot 13        Sumerset, NJ                  1999      R&D/Flex               4.25     30,000       100%
10 New Maple Road                   Pine Brook, NJ             1973/1999    Bulk Warehouse        18.13    265,376       100%
60 Chapin Road                      Pine Brook, NJ             1977/2000    Bulk Warehouse        13.61    259,230       100%
45 Route 46                         Pine Brook, NJ             1974/1987    Light Industrial       6.54     83,889       91%
43 Route 46                         Pine Brook, NJ             1974/1987    Light Industrial       2.48     35,629       61%
39 Route 46                         Pine Brook, NJ                1970      R&D/Flex               1.64     22,249       100%
26 Chapin Road                      Pine Brook, NJ                1983      Light Industrial       5.15     75,955       100%
30 Chapin Road                      Pine Brook, NJ                1983      Light Industrial       5.15     75,688       81%
20 Hook Mountain Road               Pine Brook, NJ             1972/1984    Bulk Warehouse        14.02    213,940       98%
30 Hook Mountain Road               Pine Brook, NJ             1972/1987    Light Industrial       3.36     51,570       100%
55 Route 46                         Pine Brook, NJ             1978/1994    R&D/Flex               2.13     24,051       92%
16 Chapin Road                      Pine Brook, NJ                1987      R&D/Flex               4.61     68,014       100%
20 Chapin Road                      Pine Brook, NJ                1987      R&D/Flex               5.69     83,748       78%
400 Raritan Center Parkway          Edison, NJ                    1983      Light Industrial       7.16     80,390       76%
300 Columbus Circle                 Edison, NJ                    1983      R&D/Flex               9.38    122,862       44%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          2,870,593       93%
                                                                                                         ---------     -----
PHOENIX
4655 Mc Dowell                      Phoenix, AZ                   2000      Light Industrial       3.97     58,285       89%
1045 South Edward Drive             Tempe, AZ                     1976      Light Industrial       2.12     38,560       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE             96,845       94%
                                                                                                         ---------     -----
PORTLAND
5687 International Way (h)          Milwaukee, OR                 1974      Light Industrial       3.71     52,080       84%
5795 SW Jean Road (g)               Lake Oswego, OR               1985      Light Industrial       3.02     37,352       94%
12130 NE Ainsworth Circle (f)       Portland, OR                  1986      R&D/Flex               4.39     53,021       100%
5509 NW 122nd Ave (f)               Milwaukee, OR      (e)        1995      Light Industrial       2.51     26,850       91%
6105-6113 NE 92nd Avenue (h)        Portland, OR                  1978      Light Industrial       7.42    145,250       100%
8727 NE Marx Drive (g)              Portland, OR                  1987      Light Industrial       6.59    111,000       75%
3388 SE 20th Street                 Portland, OR                  1981      Light Industrial       0.25     11,810       69%
5962-5964 NE 87th Avenue            Portland, OR                  1979      Light Industrial       1.28     14,000       100%
11620 NE Ainsworth Circle           Portland, OR                  1992      Light Industrial       1.55     10,000       100%
11824 NE Ainsworth Circle           Portland, OR                  1992      Light Industrial       2.13     20,812       100%
12124 NE Ainsworth Circle           Portland, OR                  1984      Light Industrial       2.52     29,040       100%
2715 SE Raymond                     Portland, OR                  1971      Light Industrial       1.28     35,000       100%
1645 NE 72nd Avenue                 Portland, OR                  1972      Light Industrial       0.73     21,600       100%
1630 SE 8th Avenue                  Portland, OR                  1968      Light Industrial       0.92      5,000       100%
2443 SE 4th Avenue                  Portland, OR                  1964      Light Industrial       0.76     27,128       100%
11632 NE Ainsworth Circle           Portland, OR                  1990      Light Industrial       9.63    124,610       98%
14699 NE Airport Way                Portland, OR                  1998      Light Industrial       4.75     20,000       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            744,553       94%
                                                                                                         ---------     -----

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
SALT LAKE CITY
2255 South 300 West (k)             Salt Lake City, UT            1980      Light Industrial       4.56    103,018       90%
512 Lawndale Drive (l)              Salt Lake City, UT            1981      Light Industrial      35.00    396,372       82%
1270 West 2320 South                West Valley, UT               1986      R&D/Flex               1.49     13,025       100%
1275 West 2240 South                West Valley, UT               1986      R&D/Flex               2.06     38,227       100%
1288 West 2240 South                West Valley, UT               1986      R&D/Flex               0.97     13,300       92%
2235 South 1300 West                West Valley, UT               1986      Light Industrial       1.22     19,000       100%
1293 West 2200 South                West Valley, UT               1986      R&D/Flex               0.86     13,300       100%
1279 West 2200 South                West Valley, UT               1986      R&D/Flex               0.91     13,300       32%
1272 West 2240 South                West Valley, UT               1986      Light Industrial       3.07     34,870       100%
1149 West 2240 South                West Valley, UT               1986      Light Industrial       1.71     21,250       100%
1142 West 2320 South                West Valley, UT               1987      Light Industrial       1.52     17,500       100%
1152 West 2240 South                West Valley, UT               1999      R&D/Flex              13.56     55,785       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            738,947       87%
                                                                                                         ---------     -----
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                Cherry Hill, NJ               1963      Light Industrial       2.10     58,139       100%
2 Springdale Road                   Cherry Hill, NJ               1968      Light Industrial       1.44     21,008       92%
4 Springdale Road (f)               Cherry Hill, NJ               1963      Light Industrial       3.02     58,189       100%
8 Springdale Road                   Cherry Hill, NJ               1966      Light Industrial       3.02     45,054       89%
1 Esterbrook Lane                   Cherry Hill, NJ               1965      Light Industrial       1.71      8,610       100%
16 Springdale Road                  Cherry Hill, NJ               1967      Light Industrial       5.30     48,922       100%
5 Esterbrook Lane                   Cherry Hill, NJ               1966      Reg. Warehouse         5.45     39,167       100%
2 Pin Oak Lane                      Cherry Hill, NJ               1968      Light Industrial       4.45     51,230       100%
6 Esterbrook Lane                   Cherry Hill, NJ               1966      Light Industrial       3.96     32,914       100%
3 Computer Drive                    Cherry Hill, NJ               1966      Bulk Warehouse        11.40    181,000       100%
28 Springdale Road                  Cherry Hill, NJ               1967      Light Industrial       2.93     38,949       100%
3 Esterbrook Lane                   Cherry Hill, NJ               1968      Light Industrial       2.15     32,844       100%
4 Esterbrook Lane                   Cherry Hill, NJ               1969      Light Industrial       3.42     39,266       100%
26 Springdale Road                  Cherry Hill, NJ               1968      Light Industrial       3.25     29,492       100%
1 Keystone Ave.                     Cherry Hill, NJ               1969      Light Industrial       4.15     60,983       90%
1919 Springdale Road                Cherry Hill, NJ               1970      Light Industrial       5.13     49,300       100%
21 Olnev Ave.                       Cherry Hill, NJ               1969      Manufacturing          1.75     22,738       100%
19 Olnev Ave.                       Cherry Hill, NJ               1971      Light Industrial       4.36     53,962       100%
2 Keystone Ave.                     Cherry Hill, NJ               1970      Light Industrial       3.47     50,922       100%
18 Olnev Ave.                       Cherry Hill, NJ               1974      Light Industrial       8.85     62,542       100%
22 Springdale Road                  Cherry Hill, NJ               1977      Light Industrial       6.24     88,872       84%
55 Carnegie Drive                   Cherry Hill, NJ               1988      Reg. Warehouse        15.20     90,804       100%
5 Carnegie Drive                    Cherry Hill, NJ               1987      Bulk Warehouse        13.70    142,750       100%
111 Whittendale Drive               Moorestown, NJ             1991/1996    Reg. Warehouse         5.00     79,329       100%
9 Whittendale Drive                 Moorestown, NJ                2000      Light Industrial       5.51     52,800       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE          1,439,786       99%
                                                                                                         ---------     -----
ST. LOUIS
2121 Chapin Industrial Drive        Vinita Park, MO             1969/87     Bulk Warehouse        23.40    281,105       100%
10431-10449 Midwest Industrial      Olivette, MO                  1967      Light Industrial       2.40     55,125       100%
10751 Midwest Industrial Blvd.      Olivette, MO                  1965      Light Industrial       1.70     44,100       100%
11652-11666 Fairgrove Industrial    St. Louis, MO                 1966      Light Industrial       1.92     31,500       100%
11674-11688 Fairgrove Industrial    St. Louis, MO                 1967      Light Industrial       1.53     31,500       100%
6951 N. Hanley (f)                  Hazelwood, MO                 1965      Bulk Warehouse         9.50    129,614       100%
4560 Anglum Road                    Hazelwood, MO                 1970      Light Industrial       2.60     35,114       100%
2760 South 1st Street               St. Louis, MO                 1997      Bulk Warehouse        11.00    178,800       100%
                                                                                                         ---------     -----
                                                                            SUBTOTAL OR AVERAGE            786,858       100%
                                                                                                         ---------     -----
TAMPA
6614 Adamo Drive                    Tampa, FL                     1967      Reg. Warehouse         2.78     41,377       100%
6204 Benjamin Road                  Tampa, FL                     1982      Light Industrial       4.16     60,975       79%
6206 Benjamin Road                  Tampa, FL                     1983      Light Industrial       3.94     57,708       38%
6302 Benjamin Road                  Tampa, FL                     1983      R&D/Flex               2.03     29,747       93%
6304 Benjamin Road                  Tampa, FL                     1984      R&D/Flex               2.04     29,845       81%
6306 Benjamin Road                  Tampa, FL                     1984      Light Industrial       2.58     37,861       100%
6308 Benjamin Road                  Tampa, FL                     1984      Light Industrial       3.22     47,256       47%
5313 Johns Road                     Tampa, FL                     1991      R&D/Flex               1.36     25,690       100%
5602 Thompson Center Court          Tampa, FL                     1972      R&D/Flex               1.39     14,914       100%
5411 Johns Road                     Tampa, FL                     1997      Light Industrial       1.98     30,204       100%
5525 Johns Road                     Tampa, FL                     1993      R&D/Flex               1.46     24,139       100%
5607 Johns Road                     Tampa, FL                     1991      R&D/Flex               1.34     13,500       100%
5709 Johns Road                     Tampa, FL                     1990      Light Industrial       1.80     25,480       100%
5711 Johns Road                     Tampa, FL                     1990      Light Industrial       1.80     25,455       64%
5453 West Waters Avenue             Tampa, FL                     1987      R&D/Flex               0.66      7,200       63%
5455 West Waters Avenue             Tampa, FL                     1987      R&D/Flex               2.97     32,424       100%
5553 West Waters Avenue             Tampa, FL                     1987      Light Industrial       2.97     32,424       100%
5501 West Waters Avenue             Tampa, FL                     1990      R&D/Flex               1.53     15,870       100%
5503 West Waters Avenue             Tampa, FL                     1990      R&D/Flex               0.68      7,060       100%

                                     LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)     GLA        12/31/01
      ----------------              ----------   ------------   ---------   -------------       -------     ---        --------
TAMPA (CONT.)
5555 West Waters Avenue             Tampa, FL                     1990      R&D/Flex               2.31     23,947       100%
5557 West Waters Avenue             Tampa, FL                     1990      R&D/Flex               0.57      5,860       100%
5903 Johns Road                     Tampa, FL                     1987      Light Industrial       1.20     11,600       100%
4107 North Himes Avenue             Tampa, FL                     1990      R&D/Flex               1.86     26,716       96%
5461 W. Waters Avenue               Tampa, FL                     1998      Light Industrial       1.84     21,778       100%
5471 W. Waters Avenue               Tampa, FL                     1999      R&D/Flex               2.00     23,778       100%
5505 Johns Road #7                  Tampa, FL                     1999      Light Industrial       2.12     30,019       100%
8110 Anderson Road                  Tampa, FL                     1999      Light Industrial       7.40    100,000       80%
8130 Anderson Road                  Tampa, FL                     1999      Reg. Warehouse         5.30     72,000       65%
5481 W. Waters Avenue               Tampa, FL                     1999      R&D/Flex               3.60     41,861       100%
5483 W. Waters Avenue               Tampa, FL                     1999      R&D/Flex               2.92     33,861       100%
6702-6712 Benjamin Road (j)         Tampa, FL                     1982      Light Industrial       9.20    107,540       88%
5905 Breckenridge Parkway           Tampa, FL                     1982      R&D/Flex               1.67     18,720       100%
5907 Breckenridge Parkway           Tampa, FL                     1982      R&D/Flex               0.53      5,980       100%
5909 Breckenridge Parkway           Tampa, FL                     1982      R&D/Flex               1.60     18,000       70%
5911 Breckenridge Parkway           Tampa, FL                     1982      R&D/Flex               2.70     30,397       100%
5910 Breckenridge Parkway           Tampa, FL                     1982      R&D/Flex               4.77     53,591       87%
5912 Breckenridge Parkway           Tampa, FL                     1982      R&D/Flex               4.70     52,806       86%
4515-4519 George Road               Tampa, FL                     1985      Light Industrial       5.00     64,742       100%
6301 Benjamin Road                  Tampa, FL                     1986      R&D/Flex               1.91     27,249       42%
5723 Benjamin Road                  Tampa, FL                     1986      R&D/Flex               2.97     42,270       100%
6313 Benjamin Road                  Tampa, FL                     1986      R&D/Flex               1.90     27,066       100%
5801 Benjamin Road                  Tampa, FL                     1986      Light Industrial       3.83     54,550       91%
5802 Benjamin Road                  Tampa, FL                     1986      R&D/Flex               4.06     57,705       66%
5925 Benjamin Road                  Tampa, FL                     1986      R&D/Flex               2.05     29,109       85%
                                                                                                        ----------     -----
                                                                            SUBTOTAL OR AVERAGE          1,540,274       86%
                                                                                                        ----------     -----
OTHER
2800 Airport Road (i)               Denton, TX                    1968      Manufacturing         29.91    222,403       100%
3501 Maple Street                   Abilene, TX                   1980      Manufacturing         34.42    123,700       100%
4200 West Harry Street (g)          Wichita, KS                   1972      Bulk Warehouse        21.45    177,655       100%
Industrial Park No. 2               West Lebanon, NH              1968      Bulk Warehouse        10.27    156,200       100%
6601 S. 33rd Street                 McAllen, TX                   1975      Reg. Warehouse         3.31     50,000       100%
                                                                                                        ----------     -----
                                                                            SUBTOTAL OR AVERAGE            729,958       100%
                                                                                                        ----------     -----
                                                                                        TOTAL           52,214,832        91%
                                                                                                        ==========     =====



(a) These properties collateralize a $33.2 million mortgage loan which matures on April 1, 2003.
(b) These properties collateralize a $6.5 million mortgage loan which matures on January 1, 2013.
(c) These properties collateralize a $3.1 million mortgage loan which matures on June 1, 2003.
(d) This property collateralizes a $2.3 million mortgage loan which matures on October 1, 2006.
(e) These properties collateralize a $.9 million mortgage loan which matures on November 1, 2006.
(f)  Comprised of two properties.
(g)  Comprised of three properties.
(h)  Comprised of four properties.
(i)  Comprised of five properties.
(j)  Comprised of six properties.
(k)  Comprised of seven properties.
(l)  Comprised of 29 properties.

TENANT AND LEASE INFORMATION

        The Consolidated Operating Partnership has a diverse base of nearly 2,400 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between four and six years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2001, approximately 91% of the GLA of the Consolidated Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 1.1% of the Consolidated Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.3% of the Consolidated Operating Partnership's total GLA as of December 31, 2001.

        The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership's properties as of December 31, 2001.

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------     ------------    ---------------    ----------------    --------------------    ---------------------
 2002                     730           10,877,426                 22.9%          $   49,879                  21.8%
 2003                     558            9,342,157                 19.7%              46,089                  20.1%
 2004                     481            8,781,504                 18.5%              41,568                  18.1%
 2005                     311            6,414,364                 13.5%              33,622                  14.7%
 2006                     226            4,356,985                  9.2%              22,547                   9.8%
 2007                      65            3,306,643                  7.0%              14,010                   6.1%
 2008                      35            1,152,001                  2.4%               6,053                   2.7%
 2009                      19            1,024,741                  2.2%               4,921                   2.1%
 2010                      17              939,930                  2.0%               3,906                   1.7%
 2011                      15              606,685                  1.3%               3,056                   1.3%
Thereafter                 18              639,651                  1.3%               3,598                   1.6%
                 ------------         ------------         ------------         ------------          ------------
Total                   2,475           47,442,087                100.0%          $  229,249                 100.0%
                 ============         ============         ============         ============          ============

(1) Lease expirations as of December 31, 2001 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 4,772,745 aggregate square feet.


        The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between four and six years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2001, approximately 94% of the GLA of the Other Real Estate Partnerships' properties was leased, and no single tenant or group of related tenants accounted for more than 5.8% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 7.6% of the Other Real Estate Partnerships' total GLA as of December 31, 2001.

         The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 2001.

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------     ------------    ---------------    ----------------    --------------------    ---------------------
 2002                    61             2,573,571                  23.3%        $  10,067                  22.2%
 2003                    48             2,473,352                  22.4%           10,062                  22.2%
 2004                    49             1,804,892                  16.3%            8,036                  17.7%
 2005                    28             1,177,226                  10.7%            5,240                  11.6%
 2006                    21               807,487                   7.3%            3,503                   7.7%
 2007                     9               909,190                   8.2%            2,958                   6.5%
 2008                     5               220,075                   2.0%            1,250                   2.8%
 2009                     4               938,131                   8.5%            3,340                   7.4%
 2010                     2                67,500                   0.6%              409                   0.9%
 2011                     3                81,138                   0.7%              466                   1.0%
                 ----------            ----------            ----------        ----------            ----------
Total                   230            11,052,562                 100.0%        $  45,331                 100.0%
                 ==========            ==========            ==========        ==========            ==========

---------
(1) Lease expirations as of December 31, 2001 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 735,415 aggregate square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERS' CAPITAL AND RELATED PARTNER MATTERS

         There is no established public trading market for the general partner and limited partner units and the Preferred Units. As of March 1, 2002, there were 272 holders of record of general partner and limited partner units ("Unit") and one holder of record (the Company) of Preferred Units.

         Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The Operating Partnership has made consecutive quarterly distributions to the Company with respect to Preferred Units since the issuance of each such Preferred Units. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.72 per unit ($.6800 per Unit per quarter). The annual distribution rate with respect to Preferred Units is $218.75000 per Series B Preferred Unit ($54.68750 per Series B Preferred Unit per quarter), $215.624000 per Series C Preferred Unit ($53.90600 per Series C Preferred Unit per quarter), $198.75000 per Series D Preferred Unit ($49.68750 per Series D Preferred Unit per quarter) and $197.50000 per Series E Preferred Unit ($49.375000 per Series E Preferred Unit per quarter). The Operating Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to Preferred Units, out of any funds legally available for that purpose.

         The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

                            Quarter Ended              Distribution Declared
                            -------------              ---------------------
            December 31, 2001........................          $.6800
            September 30, 2001.......................           .6575
            June 30, 2001............................           .6575
            March 31, 2001...........................           .6575
            December 31, 2000........................           .6575
            September 30, 2000.......................           .6200
            June 30, 2000............................           .6200
            March 31, 2000...........................           .6200

         In 2001, the Operating Partnership issued an aggregate of 44,579 Units having an aggregate value of $1.5 million in exchange for property. In 2000, the Operating Partnership issued an aggregate of 114,715 Units having an aggregate value of $3.5 million in exchange for property. In 1999, the Operating Partnership issued an aggregate of 173,070 Units having an aggregate value of $4.3 million in exchange for property.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical balance sheet data and other data as of December 31, 2001, 2000, 1999, 1998 and 1997 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.

===================================================================================================================================
                                                       ----------------------------------------------------------------------------
                                                            YEAR           YEAR             YEAR            YEAR             YEAR
                                                           ENDED          ENDED            ENDED           ENDED            ENDED
                                                         12/31/01        12/31/00        12/31/99        12/31/98         12/31/97
                                                       ------------    ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT PER UNIT AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues .....................................  $    320,927    $    321,220    $    314,365    $    293,386    $     98,566
 Property Expenses ..................................       (94,021)        (93,188)        (85,326)        (85,773)        (29,183)
 General and Administrative Expense .................       (17,990)        (16,971)        (12,961)        (12,919)         (5,820)
 Interest Expense ...................................       (78,841)        (80,885)        (76,799)        (68,862)        (25,099)
 Amortization of Interest Rate Protection
  Agreements and Deferred Financing Costs ...........        (1,742)         (1,683)         (1,295)           (851)           (369)
 Depreciation and Other Amortization ................       (63,671)        (55,558)        (57,927)        (54,209)        (15,873)
 Valuation Provision on Real Estate (a) .............        (6,490)         (2,169)             --              --              --
 Restructuring and Abandoned Pursuit Costs
  Charge (b).........................................            --              --              --          (6,858)             --
 Equity in Income of Other Real Estate
  Partnerships ......................................        47,949          33,049          45,714          27,583          31,297
 Equity in (Loss) Income of Joint Ventures ..........          (791)            571             302              45              --
 Disposition of Interest Rate Protection
  Agreements (c) ....................................            --              --              --          (8,475)          4,038
 Gain on Sale of Real Estate ........................        42,942          25,430          11,904           2,931             728
                                                       ------------    ------------    ------------    ------------    ------------
 Income Before Extraordinary Loss and
   Cumulative Effect of Change in Accounting
   Principle ........................................       148,272         129,816         137,977          85,998          58,285
 Extraordinary Loss (d) .............................       (10,309)             --              --              --          (4,666)
 Cumulative Effect of Change in Accounting
   Principle (e) ....................................            --              --              --            (719)             --
                                                       ------------    ------------    ------------    ------------    ------------
 Net Income .........................................       137,963         129,816         137,977          85,279          53,619
 Preferred Unit Distributions .......................       (28,924)        (28,924)        (28,924)        (26,691)         (7,936)
                                                       ------------    ------------    ------------    ------------    ------------
 Net Income Available to Unitholders ................  $    109,039    $    100,892    $    109,053    $     58,588    $     45,683
                                                       ============    ============    ============    ============    ============
 Net Income Available to Unitholders
    Before Extraordinary Loss and Cumulative
    Effect of Change in Accounting Principle Per
    Unit:
          Basic .....................................  $       2.57    $       2.20    $       2.41    $       1.34    $       1.41
                                                       ============    ============    ============    ============    ============
          Diluted ...................................  $       2.56    $       2.19    $       2.40    $       1.34    $       1.40
                                                       ============    ============    ============    ============    ============
 Net Income Available to Unitholders
    Per Unit:
          Basic .....................................  $       2.35    $       2.20    $       2.41    $       1.33    $       1.28
                                                       ============    ============    ============    ============    ============
          Diluted ...................................  $       2.34    $       2.19    $       2.40    $       1.32    $       1.27
                                                       ============    ============    ============    ============    ============
 Distributions Per Unit .............................  $     2.6525    $     2.5175    $       2.42    $       2.19    $      2.045
                                                       ============    ============    ============    ============    ============
 Weighted Average Number of Units
    Outstanding:
          Basic .....................................        46,382          45,928          45,271          44,100          35,682
                                                       ============    ============    ============    ============    ============
          Diluted ...................................        46,660          46,184          45,373          44,283          35,987
                                                       ============    ============    ============    ============    ============

  Net Income ........................................  $    137,963    $    129,816    $    137,977    $     85,279    $     53,619
  Other Comprehensive Income (Loss):
       Cumulative Transition Adjustment .............       (14,920)             --              --              --              --
       Settlement of Interest Rate Protection
        Agreements ..................................          (191)             --              --              --              --
       Mark-to-Market of Interest Rate Protection
        Agreements ..................................          (231)             --              --              --              --
       Write-off of Unamortized Interest Rate
         Protection Agreement Due to the Early
          Retirement of Debt ........................         2,156              --              --              --              --
       Amortization of Interest Rate Protection
        Agreements ..................................           805              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
       Comprehensive Income .........................  $    125,582    $    129,816    $    137,977    $     85,279    $     53,619
                                                       ============    ============    ============    ============    ============

BALANCE SHEET DATA (END OF PERIOD):
 Real Estate, Before Accumulated Depreciation .......  $  2,311,883    $  2,020,552    $  2,131,434    $  2,133,465    $  1,201,060
 Real Estate, After Accumulated Depreciation ........     2,082,590       1,838,072       1,952,141       1,988,030       1,178,741
 Real Estate Held For Sale, Net .....................        28,702         190,379              --              --              --
 Investment in and Advances to Other Real
   Estate Partnerships ..............................       378,350         381,231         380,774         368,364         643,621
 Total Assets .......................................     2,580,652       2,539,407       2,443,987       2,470,661       1,870,183
 Mortgage Loans Payable, Net, Acquisition Facilities
   Payable and Senior Unsecured Debt, Net ...........     1,277,722       1,180,023       1,105,747       1,149,460         839,592
 Total Liabilities ..................................     1,400,727       1,329,576       1,228,637       1,261,102         904,006
 Partners' Capital ..................................     1,179,925       1,209,831       1,215,350       1,209,559         966,177
OTHER DATA:
 Cash Flows  From Operating Activities ..............  $    145,943    $    151,889    $    183,533    $    147,902    $     62,057
 Cash Flows From Investing Activities ...............       (80,193)        (85,152)        (15,798)       (538,395)     (1,084,002)
 Cash Flows From Financing Activities ...............       (69,394)        (63,115)       (181,659)        399,444       1,022,645
 Total Properties (f) ...............................           812             865             868             886             521
 Total GLA, in square feet (f) ......................    52,214,832      55,615,111      54,788,585      57,403,413      34,259,042
 Occupancy Percentage (f) ...........................            91%             95%             96%             95%             94%
====================================================================================================================================

(a) Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa and Grand Rapids, Michigan.

(b) Represents a restructuring charge relating to severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted units.

(c) On May 16, 1997, the Consolidated Operating Partnership, through the Operating Partnership, sold interest rate protection agreements relating to its $300.0 million mortgage loan resulting in a gain of approximately $4.0 million. The approximate $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of its remaining interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

(d) In 1997, the Consolidated Operating Partnership, through the Operating Partnership, terminated an unsecured loan and a revolving credit facility. The Consolidated Operating Partnership recorded an extraordinary loss of approximately $4.7 million which is comprised of the write-off of unamortized deferred financing fees, legal costs and other expenses. In 2001, the Consolidated Operating Partnership, terminated certain mortgage loans and certain senior unsecured debt. The Consolidated Operating Partnership recorded an extraordinary loss of approximately $10.3 million, which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.8% ownership interest at December 31, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.2% interest in the Operating Partnership at December 31, 2001.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and FI Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. on a consolidated basis (hereinafter defined as the "Consolidated Operating Partnership") and the Other Real Estate Partnerships and three joint ventures are accounted for under the equity method of accounting. Profits, losses and distributions of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained within the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

         As of December 31, 2001, the Consolidated Operating Partnership owned 812 in-service industrial properties, containing an aggregate of approximately
52.2 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2001, the Other Real Estate Partnerships owned 106 in-service industrial properties, containing an aggregate of approximately 11.8 million square feet of GLA. Of the 106 industrial properties owned by the Other Real Estate Partnerships at December 31, 2001, 20 are held by the Financing Partnership, 21 are held by the Securities Partnership, 21 are held by the Mortgage Partnership, 31 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

         The Consolidated Operating Partnership believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. The Consolidated Operating Partnership maintains an allowance for doubtful accounts which is based, in part, on estimates of potential losses which could result from the inability of the Consolidated Operating Partnership's tenants to satisfy outstanding billings with the Consolidated Operating Partnership. If the financial condition of the Consolidated Operating Partnership's tenants were to deteriorate, an increase in the allowance may be required. Also, the Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. Future adverse changes in the Consolidated Operating Partnership's markets may cause an increase in this provision.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         At December 31, 2001, the Consolidated Operating Partnership owned 812 in-service properties with approximately 52.2 million square feet of GLA, compared to 865 in-service properties with approximately 55.6 million square feet of GLA at December 31, 2000. During 2001, the Consolidated Operating Partnership acquired 70 properties containing approximately 3.8 million square feet of GLA, completed development of six properties totaling approximately .9 million square feet of GLA and sold 120 in-service properties totaling approximately 7.2 million square feet of GLA, four out-of-service properties and several land parcels. The Consolidated Operating Partnership also took 13 properties out-of-service that are under redevelopment comprising approximately
1.2 million square feet of GLA, and placed in-service four properties comprising approximately .3 million square feet of GLA.

         Rental income and tenant recoveries and other income remained relatively unchanged. Rental income decreased due to a decrease in the number of gross leases in place for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was offset by an increase in tenant recoveries and other income due to an increase in the number of leases allowing for recovery of operating expenses. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $3.0 million or 1.4% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other expenses remained relatively unchanged. Real estate tax expense remained relatively unchanged. The increase in repairs and maintenance is due to an increase in landscaping and related expenses as well as an increase in maintenance fees. The increase in insurance is due to an increase in insurance premiums. These increases were slightly offset by decreases in property management and other expense. The decrease in property management is due primarily to the closing of the Long Island, New York and New Orleans, Louisiana regional offices. The decrease in other expense is due primarily to a decrease in master lease payments associated with certain properties during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Property expenses from properties owned prior to January 1, 2000 increased by approximately $3.0 million or 4.9%. Real estate tax expense increased due to general tax increases. Repairs and maintenance expense increased due to an increase in landscaping and related expenses, as well as an increase in maintenance fees. Utilities expense increased due to an increase in gas and electricity expenses. Insurance expense increased due to an increase in insurance premiums.

         General and administrative expense increased by approximately $1.0 million due primarily to the write-off of the Operating Partnership's technology initiative investment and increases in employee compensation.

         Interest expense decreased by approximately $2.0 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due primarily to a decrease in the weighted average interest rate for the year ended December 31, 2001 (7.05%) as compared to the year ended December 31, 2000 (7.32%) and an increase in capitalized interest for the year ended December 31, 2001 due to an increase in development activities. This was offset by an increase in average debt balance outstanding for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The average debt balance outstanding for the years ended December 31, 2001 and 2000 was approximately $1,269.3 million and $1,182.3 million, respectively.

         Amortization of deferred financing costs increased by approximately $.1 million or 3.5% due primarily to the amortization of deferred financing costs associated with the issuance of additional senior unsecured debt.

         Depreciation and other amortization increased by approximately $8.1 million due primarily to an additional $5.0 million of depreciation expense recognized to recapture previously unrecognized depreciation expense related to properties that were previously considered held for sale. These properties are now considered held and used. The majority of the remainder of the increase is due to additional depreciation due to fewer properties classified as held for sale throughout the year ended December 31, 2001 as compared to the year ended December 31, 2000.

         The valuation provision on real estate of approximately $6.5 million for the year ended December 31, 2001 represents a valuation provision primarily on certain properties located in the Columbus, Ohio and Des Moines, Iowa markets.

         The valuation provision on real estate of approximately $2.2 million for the year ended December 31, 2000 represents a valuation provision on the Consolidated Operating Partnership's exit market portfolio in Grand Rapids, Michigan.

         Equity in income of Other Real Estate Partnerships increased by approximately $14.9 million due primarily to an increase in gain on sale of real estate, offset by an increase in the valuation provision on real estate. During the year ended December 31, 2001, the Other Real Estate Partnerships sold eight industrial properties and several land parcels for a gain of approximately $21.4 million. During the year ended December 31, 2000 the Other Real Estate Partnerships sold four industrial properties and several land parcels for a gain of approximately $3.9 million.

         Equity in income of joint ventures decreased by approximately $1.4 million due primarily to the Operating Partnership recognizing its proportionate interest in a valuation provision recognized in one of the Operating Partnership's joint ventures.

         The $42.9 million gain on sale of real estate for the year ended December 31, 2001 resulted from the sale of 124 industrial properties and several land parcels. Gross proceeds from these sales were approximately $317.6 million.

         The $25.4 million gain on sale of real estate for the year ended December 31, 2000 resulted from the sale of 105 industrial properties and several land parcels. Gross proceeds from these sales were approximately $404.0 million.

         The $10.3 million extraordinary loss for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         At December 31, 2000, the Consolidated Operating Partnership owned 865 in-service properties with approximately 55.6 million square feet of GLA, compared to 868 in-service properties with approximately 54.8 million square feet of GLA at December 31, 1999. During 2000, the Consolidated Operating Partnership acquired 82 in-service properties containing approximately 5.6 million square feet of GLA and one property under redevelopment, completed development of 20 properties and redevelopment of one property totaling approximately 3.6 million square feet of GLA and sold 104 in-service properties totaling approximately 8.5 million square feet of GLA, one out-of-service property and several land parcels. The Consolidated Operating Partnership also took three properties out-of-service that are under redevelopment, comprising approximately .1 million square feet of GLA and placed in-service one property comprising approximately .2 million square feet of GLA.

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

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $7.9 million or 9.2% due primarily to increases in all property expense categories. The increase in real estate tax expense is due primarily to general increases in real estate taxes in many of the Consolidated Operating Partnership's markets. The increase in repairs and maintenance expense is due primarily to an increase in landscaping and maintenance expenses. The increase in property management expense is primarily due to the opening of a regional office in California in the third quarter of 1999 as well as increases in employee compensation. Insurance expense increased due primarily to an increase in insurance premiums. Other expense increased due primarily to an increase in master lease payments associated with certain properties during the year ended December 31, 2000 compared to the year ended December 31, 1999. Property expenses from properties owned prior to January 1, 1999 increased by approximately $4.1 million or 6.3% due primarily to the explanations above.

         General and administrative expense increased by approximately $4.0 million due primarily to general increases in employee compensation and additional employees.

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

         Amortization of deferred financing costs increased by approximately $.4 million due primarily to amortization of additional deferred financing costs relating to the Operating Partnership's 1997 $300.0 million unsecured line of credit (the "1997 Unsecured Acquisition Facility") and the Company's 2000 $300.0 million unsecured acquisition facility, which amended and restated the 1997 Unsecured Acquisition Facility (the "2000 Unsecured Acquisition Facility").

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

         The valuation provision on real estate of approximately $2.2 million for the year ended December 31, 2000 represents a valuation provision on the Consolidated Operating Partnership's exit market portfolio in Grand Rapids, Michigan.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Consolidated Operating Partnership's restricted cash was approximately $6.4 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2001

         Net cash provided by operating activities of approximately $145.9 million for the year ended December 31, 2001 was comprised primarily of net income of approximately $138.0 million and adjustments for non-cash items of approximately $41.9 million, offset by the net change in operating assets and liabilities of approximately $34.0 million. The adjustments for the non-cash items of approximately $41.9 million are primarily comprised of depreciation and amortization of approximately $70.6 million, a valuation provision on real estate of approximately $6.5 million, equity in net loss of joint ventures of approximately $.8 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $42.9 million and the effect of the straight-lining of rental income of approximately $3.4 million.

         Net cash used in investing activities of approximately $80.2 million for the year ended December 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to Other Real Estate Partnerships and contributions to one of the Operating Partnership's industrial real estate joint ventures, offset by a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges, the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, distributions from two of the three of the Operating Partnership's industrial real estate joint ventures and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $69.4 million for the year ended December 31, 2001 was comprised primarily of general partnership and limited partnership unit ("Unit") and preferred general partnership unit distributions, the repurchase of restricted units, the purchase of general partner units, repayments on mortgage loans payable, repayment of senior unsecured debt, debt issuance costs incurred in conjunction with the 2011 Notes (defined below) and prepayment fees incurred in the early retirement of the Acquisition Mortgage Loan I (defined below) and the Acquisition Mortgage Loan II (defined below), offset by net borrowings under the 2000 Unsecured Acquisition Facility, Unit (defined below) contributions, proceeds from the issuance of senior unsecured debt and a book overdraft.

YEAR ENDED DECEMBER 31, 2000

         Net cash provided by operating activities of approximately $151.9 million for the year ended December 31, 2000 was comprised primarily of net income of approximately $129.8 million and adjustments for non-cash items of approximately $36.8 million, offset by the net change in operating assets and liabilities of approximately $14.7 million. The adjustments for the non-cash items of approximately $36.8 million are primarily comprised of depreciation and amortization of approximately $60.8 million and a valuation provision on real estate of approximately $2.2 million, offset by the gain on sale of real estate of approximately $25.4 million and the effect of the straight-lining of rental income of approximately $.8 million.

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

         Net cash used in financing activities of approximately $63.1 million for the year ended December 31, 2000 was comprised primarily of Unit and preferred general partnership unit distributions, the purchase of general partnership units, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility, offset by the net borrowings under the Operating Partnership's lines of credit and Unit contributions.

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

RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges was 2.05, 2.13, and 2.44 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in earnings to fixed charges between fiscal years 2001 and 2000 is primarily due to an increase in capitalized interest for fiscal year 2001 as compared to fiscal year 2000 due to an increase in development activities. The decrease in earnings to fixed charges between fiscal years 2000 and 1999 is primarily due to a decrease in income from operations in fiscal year 2000 as compared to fiscal year 1999 due to a valuation provision on real estate and a decrease in the equity in income of Other Real Estate Partnerships as well as an increase in fixed charges resulting from an increase in interest expense due to an increase in the weighted average interest rate for the year ended December 31, 2000 compared to the year ended December 31, 1999 and an increase in the weighted average debt balance outstanding as discussed in "Results of Operations" above.

SEGMENT REPORTING

         Management views the Consolidated Operating Partnership as a single segment.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

         During the year ended December 31, 2001, the Consolidated Operating Partnership purchased 70 in-service industrial properties comprising approximately 3.8 million square feet of GLA as well as several land parcels, for an aggregate purchase price of approximately $204.6 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels. Two of the 70 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from one of the Operating Partnership's joint ventures for an aggregate purchase price of approximately $5.8 million, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of six industrial properties comprising approximately .9 million square feet of GLA at a cost of approximately $39.6 million.

         During the year ended December 31, 2001, the Consolidated Operating Partnership sold 124 industrial properties comprising approximately 7.4 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $317.6 million.

         The Consolidated Operating Partnership has committed to the construction of 43 development projects totaling approximately 4.4 million square feet of GLA for an estimated investment of approximately $215.7 million. Of this amount, approximately $55.4 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership expects to place in service all of these development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

         In connection with the Consolidated Operating Partnership's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Consolidated Operating Partnership determined in the fourth quarter of 2001 that an impairment valuation of approximately $6.5 million should be recorded for certain properties located in the Columbus, Ohio and Des Moines, Iowa markets.

REAL ESTATE HELD FOR SALE

         The Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in identifying and evaluating its other real estate markets for potential sales candidates. However, due to the slow down in the economy and, as a result, the impact the economy has had on the real estate market, the Consolidated Operating Partnership has decided not to actively market its properties in the exit markets of Cleveland, Columbus, Dayton and Grand Rapids at this time. The Consolidated Operating Partnership believes it would be able to obtain higher net sales proceeds at a later point in time. The Consolidated Operating Partnership plans on exiting the Cleveland, Columbus, Dayton and Grand Rapids markets when market values reflect what the Consolidated Operating Partnership believes is the appropriate value of such properties. In the fourth quarter of 2001, the Consolidated Operating Partnership reclassified these properties from held for sale to held for use. As these properties are no longer considered held for sale, the Consolidated Operating Partnership recaptured all past depreciation expense not recognized since June 30, 2000 (the date the Consolidated Operating Partnership considered these properties held for sale) in the amount of approximately $5.0 million. The Consolidated Operating Partnership also recorded a valuation provision of approximately $6.5 million on certain properties located in Columbus, Ohio and Des Moines, Iowa.

         At December 31, 2001, the Consolidated Operating Partnership had 12 industrial properties comprising approximately 1.1 million square feet of GLA held for sale. Income from operations of the 12 industrial properties held for sale for the years ended December 31, 2001, 2000 and 1999 is approximately $2.5 million, $2.8 million and $2.3 million, respectively. Net carrying value of the industrial properties held for sale at December 31, 2001 is approximately $28.7 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

         On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through a wholly-owned limited liability company of the Operating Partnership, owns a minority equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. As of December 31, 2001, the December 2001 Joint Venture had economic interests in seven industrial properties comprising approximately 1.4 million square feet of GLA. These properties were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

         During the year ended December 31, 2001, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $2.4 million (net of the intercompany elimination) in acquisition, asset management and property management fees from three industrial real estate joint ventures. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, invested approximately $6.0 million and received distributions of approximately $1.5 million from the three industrial real estate joint ventures. As of December 31, 2001, the three industrial real estate joint ventures owned or had economic interests in 136 industrial properties comprising approximately 6.8 million square feet of GLA.

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

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.4 million (the "Acquisition Mortgage Loan VII"). On December 3, 2001, the Company, paid off and retired the Acquisition Mortgage Loan VII with no prepayment fee.

SENIOR UNSECURED DEBT

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Consolidated Operating Partnership designated this interest rate protection agreement as a cash flow hedge. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $.4 million of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100 million of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Remarketing Dealer exercised their call option with respect to the 2011 Drs. On April 5, 2001, the Consolidated Operating Partnership repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105.6 million. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. The Consolidated Operating Partnership designated the interest rate protection agreement as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $.6 million. Due to the retirement of the 2011 Drs., the Operating Partnership has recorded an extraordinary loss of approximately $9.2 million comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

ACQUISITION FACILITY PAYABLE

         In September 2001, the Consolidated Operating Partnership entered into two interest rate swap agreements (together, the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Consolidated Operating Partnership's outstanding borrowings under the 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated both of these transactions as cash flow hedges. The first interest rate swap agreement has a notional value of $25.0 million, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate swap agreement has a notional value of $25.0 million, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that the Interest Rate Swap Agreements will be 100% effective and, as a result, the change in value of both interest rate swap agreements will be shown in other comprehensive income.

MARKET RISK

         The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2001, $1,145.2 million (approximately 90% of total debt at December 31, 2001) of the Consolidated Operating Partnership's debt was fixed rate debt (included in the fixed rate debt is $50.0 million of borrowings under the Consolidated Operating Partnership's 2000 Unsecured Acquisition Facility which the Consolidated Operating Partnership fixed the interest rate via the Interest Rate Swap Agreements) and $132.5 million (approximately 10% of total debt at December 31, 2001) of the Consolidated Operating Partnership's debt was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at December 31, 2001, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.4 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2001 by approximately $50.8 million, to $1,091.4 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2001 by approximately $56.0 million, to $1,198.2 million. A 10% increase in interest rates would decrease the fair value of the Written Option at December 31, 2001 by approximately $1.9 million, to $4.4 million. A 10% decrease in interest rates would increase the fair value of the Written Option at December 31, 2001 by approximately $2.5 million, to $8.8 million.

ISSUANCE OF UNITS AND EMPLOYEE STOCK OPTIONS

         During the year ended December 31, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 3,699 shares of restricted common stock to certain Directors. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

         During the year ended December 31, 2001, the Operating Partnership issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05-$33.125 per share and expire ten years from the date of grant.

         For the year ended December 31, 2001, certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company were approximately $18.5 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 717,836 Units to the Company in the same amount.

DISTRIBUTIONS

         On January 2, 2001, April 2, 2001, July 2, 2001, October 1, 2001 and December 31, 2001, the Operating Partnership paid quarterly distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"), $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units"), $49.687 per unit on its 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units"). The preferred unit distributions paid on January 2, 2001, April 2, 2001, July 2, 2001, October 1, 2001 and December 31, 2001 totaled, in the aggregate, approximately $7.2 million per quarter.

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

REPURCHASE OF UNITS

         During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

SUBSEQUENT EVENTS

         On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.68 per Unit, totaling approximately $31.2 million.

         In January 2002, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50.0 million, fixed the ten year treasury rate at 5.083% and settles on May 16, 2002.

         In January 2002, the Consolidated Operating Partnership entered into an interest rate swap agreement which fixed the interest rate on a portion of the Consolidated Operating Partnership's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated this transaction as a cash flow hedge. This interest rate swap agreement has a notional value of $25.0 million, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%.

         In February 2002, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50.0 million, fixed the ten year treasury rate at 4.999% and settles on May 16, 2002.

         On March 8, 2002, the Operating Partnership declared a first quarter 2002 distribution of $.68 per Unit which is payable on April 22, 2002. The Operating Partnership also declared first quarter 2002 distributions of $54.688 per unit, $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, totaling, in the aggregate, approximately $7.2 million, which is payable on April 1, 2002.

         From January 1, 2002 to March 1, 2002, the Company awarded 965 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $.1 million on the date of grant. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the respective vesting period.

         From January 1, 2002 to March 1, 2002, the Operating Partnership issued 870,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

         From January 1, 2002 to March 1, 2002, the Consolidated Operating Partnership acquired one industrial property for a total estimated investment of approximately $2.8 million. The Consolidated Operating Partnership also sold three industrial properties for approximately $6.3 million of gross proceeds.

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

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of December 31, 2001 and March 1, 2002, $500.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At December 31, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 3.19%. As of March 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $63.3 million available in additional borrowings under the 2000 Unsecured Acquisition Facility. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus ..80% or the Prime Rate, at the Company's election.

RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2001, this relative received approximately $.02 million in brokerage commissions paid by the Consolidated Operating Partnership.

         In January and February 2001, First Industrial Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by Michael W. Brennan, President and Chief Executive Officer and a director of the Company, Michael J. Havala, Chief Financial Officer of the Company, Johannson L. Yap, Chief Investment Officer of the Company and Gary H. Heigl, former Chief Operating Officer of the Company, for approximately $1.3 million, in connection with FRDS' election to become a wholly-owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.

ENVIRONMENTAL

         The Consolidated Operating Partnership incurred environmental costs of approximately $.4 million and approximately $.1 million in 2001 and 2000, respectively. The Consolidated Operating Partnership estimates 2002 costs of approximately $.4 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2002 and beyond with regard to currently identified environmental issues will not exceed approximately $.6 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

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

OTHER
         On January 1, 2001, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (partners' capital) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

         In conjunction with prior issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Consolidated Operating Partnership derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14.9 million.

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Consolidated Operating Partnership does not expect FAS 144 to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

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

      The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12 and Item 13 is incorporated herein by reference to the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders (which will be filed no later than 120 days after the end of the Company's fiscal year end). Information contained in the parts of such proxy statement captioned "Stock Performance Graph", "Report of the Compensation Committee", "Report of the Audit Committee" and in statements with respect to the independence of the Audit Committee is specifically not incorporated herein by reference.

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

Exhibit No.      Description
-----------      -----------

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

Exhibit No.      Description
-----------      -----------

4.10             7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.2 of the Form 8-K of the Operating Partnership dated July 15,
                 1998, File No. 333-21873)
4.11             Supplemental Indenture No. 5, dated as of July 14, 1998,
                 between First Industrial, L.P. and the U.S. Bank Trust National
                 Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998,
                 File No. 333-21873)
4.12             7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.15 of the Operating Partnership's Annual Report on Form 10-K
                 for the year ended December 31, 2000, File No. 333-21873)
4.13             Supplemental Indenture No. 6, dated as of March 19, 2001,
                 between First Industrial, L.P. and the U.S. Bank Trust National
                 Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership's Annual Report on Form 10-K for the
                 year ended December 31, 2000, File No. 333-21873)
4.14             Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston
                 Corporation, Chase Securities, Inc., Merrill Lynch, Pierce,
                 Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc
                 of America Securities LLC, Banc One Capital Markets, Inc. and
                 UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership's Annual Report on Form 10-K for the
                 year ended December 31, 2000, File No. 333-21873)
12.1*            Computation of ratios of earnings to fixed charges of First
                 Industrial, L.P.
21.1             Subsidiaries of the Registrant (incorporated by reference to
                 Exhibit 21.1 of the Company's Annual Report on Form 10-K for
                 the year ended December 31, 2001, File No. 1-13102)
23*              Consent of PricewaterhouseCoopers LLP



        *     Filed herewith.

            (B)      REPORTS ON FORM 8-K
                     None.

--------------------------------------------------------------------------------

         The Company has prepared supplemental financial and operating information which is available without charge upon request to the Company, or please visit our website at www.firstindustrial.com. Please direct requests as follows:


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


                            FIRST INDUSTRIAL, L.P.


                            BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                AS GENERAL PARTNER


Date: March 8, 2002         By:  /s/ Michael W. Brennan
                                 -----------------------------------------------
                                 Michael W. Brennan
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date: March 8, 2002         By:  /s/ Michael J. Havala
                                 -----------------------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Jay H. Shidler                          Chairman of the Board of Directors          March 8, 2002
--------------------------
    Jay H. Shidler

/s/ Michael W. Brennan                      President, Chief Executive Officer          March 8, 2002
--------------------------                  and Director
    Michael W. Brennan

/s/ Michael G. Damone                       Director of Strategic Planning              March 8, 2002
--------------------------                  and Director
    Michael G. Damone

/s/ John L. Lesher                          Director                                    March 8, 2002
--------------------------
    John L. Lesher

/s/ Kevin W. Lynch                          Director                                    March 8, 2002
--------------------------
    Kevin W. Lynch

/s/ John E. Rau                             Director                                    March 8, 2002
--------------------------
    John E. Rau

/s/ Robert J. Slater                        Director                                    March 8, 2002
--------------------------
    Robert J. Slater

/s/ W. Edwin Tyler                          Director                                    March 8, 2002
--------------------------
    W. Edwin Tyler

                                            Director                                    March 8, 2002
--------------------------
    J. Steven Wilson

                                  EXHIBIT INDEX



Exhibit No.      Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)
3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)
3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.      Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)
3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)
4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

Exhibit No.      Description

4.10             7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.2 of the Form 8-K of the Operating Partnership dated July 15,
                 1998, File No. 333-21873)
4.11             Supplemental Indenture No. 5, dated as of July 14, 1998,
                 between First Industrial, L.P. and the U.S. Bank Trust National
                 Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998,
                 File No. 333-21873)
4.12             7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
                 4.15 of the Operating Partnership's Annual Report on Form 10-K
                 for the year ended December 31, 2000, File No. 333-21873)
4.13             Supplemental Indenture No. 6, dated as of March 19, 2001,
                 between First Industrial, L.P. and the U.S. Bank Trust National
                 Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of the Operating Partnership's Annual Report on Form 10-K for
                 the year ended December 31, 2000, File No. 333-21873)
4.14             Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston
                 Corporation, Chase Securities, Inc., Merrill Lynch, Pierce,
                 Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc
                 of America Securities LLC, Banc One Capital Markets, Inc. and
                 UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership's Annual Report on Form 10-K for the
                 year ended December 31, 2000, File No. 333-21873)
12.1*            Computation of ratios of earnings to fixed charges of First
                 Industrial, L.P.
21.1             Subsidiaries of the Registrant (incorporated by reference to
                 Exhibit 21.1 of the Company's Annual Report on Form 10-K for
                 the year ended December 31, 2001, File No. 1-13102)
23*              Consent of PricewaterhouseCoopers LLP



        *     Filed herewith.

                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                         PAGE
                                                                                                         ----
         FINANCIAL STATEMENTS

         Report of Independent Accountants.......................................................         F-2

         Consolidated Balance Sheets of First Industrial, L.P. as of December 31, 2001
         and 2000................................................................................         F-3

         Consolidated Statements of Operations of First Industrial, L.P. for the Years Ended
         December 31, 2001, 2000 and 1999........................................................         F-4

         Consolidated Statements of Changes in Partners' Capital of First Industrial, L.P. for
         the Years Ended December 31, 2001, 2000 and 1999........................................         F-5

         Consolidated Statements of Cash Flows of First Industrial, L.P. for the Years Ended
         December 31, 2001, 2000 and 1999........................................................         F-6

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

         Report of Independent Accountants.......................................................         S-1

         Schedule III:   Real Estate and Accumulated Depreciation................................         S-2


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
   First Industrial, L.P.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. (the "Operating Partnership") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                  PricewaterhouseCoopers LLP


Chicago, Illinois
February 4, 2002

                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         December 31,      December 31,
                                                                             2001              2000
                                                                         -----------       -----------
                                                   ASSETS
Assets:
   Investment in Real Estate:
      Land ........................................................      $   368,725       $   341,746
      Buildings and Improvements ..................................        1,801,097         1,643,540
      Furniture, Fixtures and Equipment ...........................            1,174             1,353
      Construction in Progress ....................................          140,887            33,913
      Less: Accumulated Depreciation ..............................         (229,293)         (182,480)
                                                                         -----------       -----------
              Net Investment in Real Estate .......................        2,082,590         1,838,072

   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $3,917 at December 31, 2001 and $21,974
     at December 31, 2000 .........................................           28,702           190,379
   Investments in and Advances to Other Real Estate
     Partnerships .................................................          378,350           381,231
   Cash and Cash Equivalents ......................................               --             3,644
   Restricted Cash ................................................            6,394            23,027
   Tenant Accounts Receivable, Net ................................           10,145             8,857
   Investments in Joint Ventures ..................................            9,010             6,158
   Deferred Rent Receivable .......................................           12,140            10,887
   Deferred Financing Costs, Net ..................................           10,173            10,543
   Prepaid Expenses and Other Assets, Net .........................           43,148            66,609
                                                                         -----------       -----------
              Total Assets ........................................      $ 2,580,652       $ 2,539,407
                                                                         ===========       ===========

                                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ....................................      $    46,731       $    61,242
   Senior Unsecured Debt, Net .....................................        1,048,491           948,781
   Acquisition Facility Payable ...................................          182,500           170,000
   Accounts Payable and Accrued Expenses ..........................           68,919            94,448
   Rents Received in Advance and Security Deposits ................           22,890            17,593
   Distributions Payable ..........................................           31,196            37,512
                                                                         -----------       -----------
              Total Liabilities ...................................        1,400,727         1,329,576
                                                                         -----------       -----------
Commitments and Contingencies .....................................               --                --

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at December 31, 2001 and 2000) ..................          336,990           336,990
    General Partner Units (38,904,687 and 38,844,086 units issued and outstanding at December 31, 2001 and 2000,
      respectively) ...............................................          686,544           698,247
    Unamortized Value of General Partnership Restricted Units .....           (6,247)           (8,812)
    Limited Partners' Units (6,972,649 and 7,223,859 units issued and outstanding at December 31, 2001 and 2000,
      respectively) ...............................................          175,019           183,406
    Accumulated Other Comprehensive Loss ..........................          (12,381)               --
                                                                         -----------       -----------
                Total Partners' Capital ...........................        1,179,925         1,209,831
                                                                         -----------       -----------
                Total Liabilities and Partners' Capital ...........      $ 2,580,652       $ 2,539,407
                                                                         ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                           Year Ended      Year Ended      Year Ended
                                                                           December 31,    December 31,    December 31,
                                                                               2001            2000            1999
                                                                            ---------       ---------       ---------
   Revenues:
      Rental Income ...................................................     $ 243,864       $ 253,799       $ 249,719
      Tenant Recoveries and Other Income ..............................        77,063          67,421          64,646
                                                                            ---------       ---------       ---------
                Total Revenues ........................................       320,927         321,220         314,365
                                                                            ---------       ---------       ---------

   Expenses:
      Real Estate Taxes ...............................................        50,852          51,320          49,590
      Repairs and Maintenance .........................................        17,628          16,256          14,992
      Property Management .............................................        11,222          11,730           9,013
      Utilities .......................................................         8,147           7,849           7,602
      Insurance .......................................................         1,842           1,195             690
      Other ...........................................................         4,330           4,838           3,439
      General and Administrative ......................................        17,990          16,971          12,961
      Interest Expense ................................................        78,841          80,885          76,799
      Amortization of Deferred Financing Costs ........................         1,742           1,683           1,295
      Depreciation and Other Amortization .............................        63,671          55,558          57,927
      Valuation Provision on Real Estate ..............................         6,490           2,169              --
                                                                            ---------       ---------       ---------
                 Total Expenses .......................................       262,755         250,454         234,308
                                                                            ---------       ---------       ---------

   Income from Operations Before Equity in Income of Other Real Estate
     Partnerships and Equity in (Loss) Income of Joint Ventures .......        58,172          70,766          80,057
   Equity in Income of Other Real Estate Partnerships .................        47,949          33,049          45,714
   Equity in (Loss) Income of Joint Ventures ..........................          (791)            571             302
                                                                            ---------       ---------       ---------
   Income from Operations .............................................       105,330         104,386         126,073
   Gain on Sale of Real Estate ........................................        42,942          25,430          11,904
                                                                            ---------       ---------       ---------
   Income Before Extraordinary Loss ...................................       148,272         129,816         137,977
   Extraordinary Loss .................................................       (10,309)             --              --
                                                                            ---------       ---------       ---------
   Net Income .........................................................       137,963         129,816         137,977
    Less: Preferred Unit Distributions ................................       (28,924)        (28,924)        (28,924)
                                                                            ---------       ---------       ---------
    Net Income Available to Unitholders ...............................     $ 109,039       $ 100,892       $ 109,053
                                                                            =========       =========       =========

Net Income Available to Unitholders Before Extraordinary Loss Per
 Weighted Average Unit Outstanding:
               Basic ..................................................     $    2.57       $    2.20       $    2.41
                                                                            =========       =========       =========
               Diluted ................................................     $    2.56       $    2.19       $    2.40
                                                                            =========       =========       =========

Net Income Available to Unitholders Per Weighted Average Unit
 Outstanding:
               Basic ..................................................     $    2.35       $    2.20       $    2.41
                                                                            =========       =========       =========
               Diluted ................................................     $    2.34       $    2.19       $    2.40
                                                                            =========       =========       =========

   Net Income .........................................................     $ 137,963       $ 129,816       $ 137,977

   Other Comprehensive Income (Loss):
               Cumulative Transition Adjustment .......................       (14,920)             --              --
               Settlement of Interest Rate Protection Agreement ......           (191)             --              --
               Mark-to-Market of Interest Rate Protection Agreements...          (231)
               Write-Off of Unamortized Interest Rate Protection
                 Agreement Due to the Early Retirement of Debt ........         2,156              --              --
               Amortization of Interest Rate Protection Agreements ....           805              --              --
                                                                            ---------       ---------       ---------
    Comprehensive Income ..............................................     $ 125,582       $ 129,816       $ 137,977
                                                                            =========       =========       =========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                     Year Ended        Year Ended         Year Ended
                                                                     December 31,      December 31,      December 31,
                                                                         2001              2000               1999
                                                                     -----------       -----------       -----------
General Partner Preferred Units -- Beginning of Year .............   $   336,990       $   336,990       $   336,990
   Distributions .................................................       (28,924)          (28,924)          (28,924)
   Net Income ....................................................        28,924            28,924            28,924
                                                                     -----------       -----------       -----------
General Partner Preferred Units -- End of Year ...................   $   336,990       $   336,990       $   336,990
                                                                     ===========       ===========       ===========

General Partner Units -- Beginning of Year .......................   $   698,247       $   694,899       $   689,923
   Contributions .................................................        18,894            12,769               840
   Issuance of General Partner Restricted Units ..................         3,133             9,689             2,008
   Purchase of General Partnership Units .........................       (28,399)          (11,699)               --
   Repurchase and Retirement of Restricted Units .................        (1,944)             (466)               --
   Amortization of Stock Based Compensation ......................           899               383                --
   Distributions .................................................      (104,407)          (97,531)          (92,151)
   Unit Conversions ..............................................         7,797             5,706             2,618
   Net Income ....................................................        92,324            84,497            91,661
                                                                     -----------       -----------       -----------
General Partner Units -- End of Year .............................   $   686,544       $   698,247       $   694,899
                                                                     ===========       ===========       ===========

Unamort. Value of Gen. Partner Restricted Units -- Beg. of Year ..   $    (8,812)      $    (4,087)      $    (3,312)
   Issuance of General Partner Restricted Units ..................        (3,133)           (9,689)           (2,008)
   Amortization of General Partner Restricted Units ..............         5,698             4,964             1,233
                                                                     -----------       -----------       -----------
Unamort. Value of Gen. Partner Restricted Units --End of Year ....   $    (6,247)      $    (8,812)      $    (4,087)
                                                                     ===========       ===========       ===========

Limited Partners Units -- Beginning of Year ......................   $   183,406       $   187,548       $   185,958
   Contributions .................................................         1,406             3,387             4,275
   Distributions .................................................       (18,711)          (18,218)          (17,459)
   Unit Conversions ..............................................        (7,797)           (5,706)           (2,618)
   Net Income ....................................................        16,715            16,395            17,392
                                                                     -----------       -----------       -----------
Limited Partners Units -- End of Year ............................   $   175,019       $   183,406       $   187,548
                                                                     ===========       ===========       ===========

Accum. Other Comprehensive Income -- Beginning of Year ...........   $        --       $        --       $        --
   Cumulative Transition Adjustment ..............................       (14,920)               --                --
   Settlement of Interest Rate Protection Agreements .............          (191)               --                --
   Mark-to-Market of Interest Rate Protection Agreements .........          (231)               --                --
   Write-Off of Unamortized Interest Rate Protection
    Agreement Due to the Early Retirement of Debt ................         2,156                --                --
   Amortization of Interest Rate Protection Agreements ...........           805                --                --
                                                                     -----------       -----------       -----------
Accum. Other Comprehensive Income -- End of Year .................   $   (12,381)      $        --       $        --
                                                                     ===========       ===========       ===========

Total Partners Capital at End of Year ............................   $ 1,179,925       $ 1,209,831       $ 1,215,350
                                                                     ===========       ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                        Year Ended            Year Ended           Year Ended
                                                                     December 31, 2001    December 31, 2000    December 31, 1999
                                                                     -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................          $ 137,963           $ 129,816           $ 137,977
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ...............................................             54,623              49,496              52,494
    Amortization of Deferred Financing Costs ...................              1,742               1,683               1,295
    Other Amortization .........................................             14,229               9,650               5,504
    Valuation Provision on Real Estate .........................              6,490               2,169                  --
    Equity in (Loss) Income of Joint Ventures ..................                791                (571)               (302)
    Distributions from Joint Ventures ..........................                 --                 571                 302
    Gain on Sale of Real Estate ................................            (42,942)            (25,430)            (11,904)
    Extraordinary Loss .........................................             10,309                  --                  --
    Equity in Income of Other Real Estate Partnerships .........            (47,949)            (33,049)            (45,714)
    Distributions from Investment in Other Real Estate
         Partnerships ..........................................             47,949              33,049              45,714
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ........................             (5,846)            (20,815)             (7,940)
    Increase in Deferred Rent Receivable .......................             (3,268)               (830)             (3,510)
    (Decrease) Increase in Accounts Payable and Accrued
         Expenses and Rents Received in Advance and Security
         Deposits ..............................................            (28,148)              6,150               9,617
                                                                          ---------           ---------           ---------
          Net Cash Provided by Operating Activities ............            145,943             151,889             183,533
                                                                          ---------           ---------           ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of and Additions to Investment in Real Estate ..           (399,242)           (460,884)           (177,613)
       Net Proceeds from Sales of Investment in Real Estate ....            301,032             379,849             171,133
       Investments in and Advances to Other Real Estate
            Partnerships .......................................           (163,666)           (102,695)           (138,404)
       Distributions/Repayments from Other Real Estate
            Partnerships .......................................            166,546             102,238             136,317
       Contributions to and Investments in Joint Ventures ......             (6,025)                (37)             (2,522)
       Distributions from Joint Ventures .......................              1,524                 287                 572
       Funding of Mortgage Loans Receivable ....................                 --                  --             (12,467)
       Repayment of Mortgage Loans Receivable ..................              3,005              18,190                 433
       Decrease (Increase) in Restricted Cash ..................             16,633             (22,100)              6,753
                                                                          ---------           ---------           ---------
            Net Cash Used in Investing Activities ..............            (80,193)            (85,152)            (15,798)
                                                                          ---------           ---------           ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Unit Contributions .......................................             18,521              12,478                 532
      Unit Distributions .......................................           (122,203)           (113,632)           (108,527)
      Purchase of General Partner Units ........................            (28,399)            (11,699)                 --
      Repurchase of Restricted Units ...........................             (1,944)               (466)                 --
      Preferred Unit Distributions .............................            (36,155)            (21,693)            (28,924)
      Repayments on Mortgage Loans Payable .....................            (14,476)             (1,780)             (2,967)
      Proceeds from Senior Unsecured Debt ......................            199,390                  --                  --
      Repayment of Senior Unsecured Debt .......................           (100,000)                 --                  --
      Proceeds from Acquisition Facilities Payable .............            398,300             290,200             156,600
      Repayments on Acquisition Facilities Payable .............           (385,800)           (214,200)           (197,400)
      Book Overdraft ...........................................             12,335                  --                  --
      Cost of Debt Issuance and Prepayment Fees ................             (8,963)             (2,323)               (973)
                                                                          ---------           ---------           ---------
             Net Cash Used in Financing Activities .............            (69,394)            (63,115)           (181,659)
                                                                          ---------           ---------           ---------
      Net (Decrease) Increase  in Cash and Cash Equivalents ....             (3,644)              3,622             (13,924)
      Cash and Cash Equivalents, Beginning of Period ...........              3,644                  22              13,946
                                                                          ---------           ---------           ---------
      Cash and Cash Equivalents, End of Period .................          $      --           $   3,644           $      22
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF PARTNERSHIP

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.8% ownership interest at December 31, 2001. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.2% interest in the Operating Partnership at December 31, 2001.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P, (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and FI Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to, the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined).

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         As of December 31, 2001, the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 812 in-service industrial properties, containing an aggregate of approximately 52.2 million square feet (unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 2001, the Other Real Estate Partnerships owned 106 in-service industrial properties, containing an aggregate of approximately 11.8 million square feet (unaudited) of GLA. Of the 106 industrial properties owned by the Other Real Estate Partnerships at December 31, 2001, 21 are held by the Mortgage Partnership, 31 are held by the Pennsylvania Partnership, 21 are held by the Securities Partnership, 20 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   BASIS OF PRESENTATION

         The consolidated financial statements of the Consolidated Operating Partnership at December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999 include the accounts and operating results of the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. on a consolidated basis. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships and the Operating Partnership's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) under the equity method of accounting.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2001 and 2000, and the reported amounts of revenues and expenses for each of the years ended December 31, 2001, 2000 and 1999. Actual results could differ from those estimates.

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

         Investment in Real Estate is carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. To determine if impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. If further assessment of recoverability is needed, the Consolidated Operating Partnership estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Consolidated Operating Partnership will recognize an impairment loss based upon the estimated fair value of such properties. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will classify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Interest costs, real estate taxes and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                                       Years
                                                                                       ------
                Buildings and Improvements.........................................   31.5 to 40
                Land Improvements..................................................   15
                Furniture, Fixtures and Equipment..................................   5 to 10

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs
         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $5,563 and $4,042 at December 31, 2001 and 2000, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investment in and Advances to Other Real Estate Partnerships

         Investment in and Advances to Other Real Estate Partnerships represents the Consolidated Operating Partnership's limited partnership interests in and advances to, through the Operating Partnership, the Other Real Estate Partnerships. The Operating Partnership accounts for its Investment in and Advances to Other Real Estate Partnerships under the equity method of accounting. Under the equity method of accounting, the Operating Partnership's share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership's Investment in and Advances to Other Real Estate Partnerships as paid or received, respectively.

Investments in Joint Ventures
         Investments in Joint Ventures represents the Operating Partnership's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined). The Consolidated Operating Partnership, through the Operating Partnership, accounts for its Investments in Joint Ventures under the equity method of accounting. Under the equity method of accounting, the Consolidated Operating Partnership's share of earnings or losses of the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Consolidated Operating Partnership's Investments in Joint Ventures as paid or received, respectively.

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

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of December 31, 2001 and 2000. For accounts receivable the Consolidated Operating Partnership deems uncollectible, the Consolidated Operating Partnership uses the direct write-off method.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Earnings Per Unit ("EPU")

         Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding. Net income per weighted average Unit - diluted is based on the weighted average Units outstanding plus the effect of the Company's in-the-money employee stock options that result in the issuance of general partnership units. See Note 11 for further disclosures.

Fair Value of Financial Instruments

         The Consolidated Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

          The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values due to the short-term nature of these financial instruments. See Note 6 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

Derivative Financial Instruments

         On January 1, 2001, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (partners' capital) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Historically, the Consolidated Operating Partnership, through the Operating Partnership, has used interest rate protection agreements (the "Agreements") to fix the interest rate on anticipated offerings of senior unsecured debt, limit the interest rate on existing debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from the Agreements that were used to limit the interest rate on existing debt are recognized as a component of interest expense. The cost basis of this type of instrument is amortized over the life of the instrument and is recognized in net income as well. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (partners' capital). Any agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Consolidated Operating Partnership's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Consolidated Operating Partnership's carrying value of the Agreements on the balance sheet. See Note 6 for more information on the Agreements.

Segment Reporting

         Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Consolidated Operating Partnership does not expect FAS 144 to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

Reclassification

         Certain 2000 and 1999 items have been reclassified to conform to the 2001 presentation.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   INVESTMENTS IN AND ADVANCES TO OTHER REAL ESTATE PARTNERSHIPS

         Investments in and Advances to Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                                          Year Ended
                                                               ------------------------------
                                                                December 31,      December 31,
                                                                    2001              2000
                                                               --------------     ------------
                             ASSETS
Assets:
        Investment in Real Estate, Net .......................    $355,504          $383,021
        Real Estate Held for Sale, Net .......................       2,048            46,043
        Other Assets, Net ....................................      72,643            40,218
                                                                  --------          --------
                Total Assets .................................    $430,195          $469,282
                                                                  ========          ========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ..............................    $ 40,728          $ 41,333
        Other Liabilities ....................................       7,811            40,714
                                                                  --------          --------
                 Total Liabilities ...........................      48,539            82,047
                                                                  --------          --------
        Partners' Capital ....................................     381,656           387,235
                                                                  --------          --------
                 Total Liabilities and Partners' Capital .....    $430,195          $469,282
                                                                  ========          ========

Condensed Combined Statements of Operations:

                                                                       Year Ended
                                                  ------------------------------------------------------
                                                  December 31,         December 31,         December 31,
                                                      2001                 2000                 1999
                                                  ------------         ------------         ------------
Total Revenues ..............................       $ 63,423             $ 64,431             $ 59,677
Property Expenses ...........................        (15,955)             (15,784)             (13,685)
General and Administrative ..................             --                   --                 (167)
Interest Expense ............................         (3,739)              (3,040)              (3,070)
Amortization of Deferred Financing Costs ....            (67)                 (67)                 (67)
Depreciation and Other Amortization .........        (12,595)             (11,431)             (10,485)
Valuation Provision on Real Estate ..........         (3,010)                (731)                  --
Gain on Sale of Real Estate .................         21,405                3,866               17,893
                                                    --------             --------             --------
Net Income ..................................       $ 49,462             $ 37,244             $ 50,096
                                                    ========             ========             ========


                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)




5.   INVESTMENTS IN JOINT VENTURES

         On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a minority equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Operating Partnership has the right of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this right. The Consolidated Operating Partnership recognized approximately $1,787, $2,199 and $2,315 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2001, 2000 and 1999 respectively, from the September 1998 Joint Venture. For the year ended December 31, 2001, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, received distributions of approximately $1,167 from the September 1998 Joint Venture. For the year ended December 31, 2000, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, invested approximately $4 and received distributions of approximately $796 from the September 1998 Joint Venture. The Consolidated Operating Partnership accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 2001, the September 1998 Joint Venture owned 93 industrial properties comprising approximately 4.4 million square feet (unaudited) of GLA.

         On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a minority equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Consolidated Operating Partnership has the right of purchasing all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this right. The Consolidated Operating Partnership recognized approximately $590, $557 and $993 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2001, 2000 and 1999 respectively, from the September 1999 Joint Venture. For the year ended December 31, 2001, the Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, received distributions of approximately $357 from the September 1999 Joint Venture. For the year ended December 31, 2000, the Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $33 and received distributions of approximately $62 from the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 2001, the September 1999 Joint Venture owned 36 industrial properties comprising approximately 1.0 million square feet (unaudited) of GLA.

         On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership, owns a minority equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. For the year ended December 31, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $6,025 in the December 2001 Joint Venture. The Consolidated Operating Partnership accounts for the December 2001 Joint Venture under the equity method of accounting. As of December 31, 2001 the December 2001 Joint Venture had economic interests in seven industrial properties comprising approximately 1.4 million square feet (unaudited) of GLA. These properties were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

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

         On March 20, 1996, the Consolidated Operating Partnership, through the Operating Partnership, assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 12 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a loan in the amount of $705 (the "LB Loan II"). The LB Loan II was interest free until February, 1998, at which time the LB Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

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

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII was collateralized by one property in Milwaukee, Oregon, bore interest at a fixed rate of 9.75% and provided for monthly principal and interest payments based on a 25-year amortization schedule. On December 3, 2001, the Consolidated Operating Partnership, through the Operating Partnership paid off and retired the Acquisition Mortgage Loan VII.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

         On May 22, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 PATS"). The issue price of the 2011 PATS was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 PATS are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Consolidated Operating Partnership received approximately $1,781 of proceeds from the holder of the 2011 PATS as consideration for the Put Option. The Consolidated Operating Partnership amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 PATS as an adjustment to interest expense. The 2011 PATS contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Remarketing Dealer exercised their call option with respect to the 2011 Drs. On April 5, 2001, the Consolidated Operating Partnership repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105,565. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs., which it designated as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Operating Partnership has recorded an extraordinary loss of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

         On July 14, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Consolidated Operating Partnership, through the Operating Partnership, also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

         On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance, which it designated as a cash flow hedge. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

Acquisition Facilities

         In December 1997, the Operating Partnership entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which bore interest at LIBOR plus .80% or a "Corporate Base Rate", at the Operating Partnership's election, and provided for interest only payments until maturity. In June 2000, the Operating Partnership amended the 1997 Unsecured Acquisition Facility which extended the maturity date to June 30, 2003 and includes the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the "2000 Unsecured Acquisition Facility"). The Operating Partnership may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         In September 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate swap agreements (together, the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Operating Partnership's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated both of these transactions as cash flow hedges. The first interest rate swap agreement has a notional value of $25,000, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate swap agreement has a notional value of $25,000, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that both interest rate swap agreements will be 100% effective and, as a result, the change in value of both interest rate swap agreements will be shown in other comprehensive income. At December 31, 2001, the Interest Rate Swap Agreements were valued at ($231).

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and acquisition facility payable:

                                OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE      INTEREST RATE AT
                                ----------------------          ------------------------      ----------------

                             DECEMBER 31,     DECEMBER 31,      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,    MATURITY
                                2001              2000              2001            2000            2001           DATE
                             ----------       ------------      ------------    ------------     -----------     ---------

MORTGAGE LOANS PAYABLE,
  NET
CIGNA Loan. ..............   $   33,214       $     33,952      $        207    $        212           7.500%      4/01/03
Assumed Loans.............        6,538              7,995               ---             ---           9.250%      1/01/13
LB Loan II................          705                705                24               5           8.000%          (1)
Acquisition Mortgage
  Loan I .................          ---              3,294               ---             ---           8.500%      8/01/08  (6)
Acquisition Mortgage
  Loan II.................          ---              7,432               ---             ---           7.750%      4/01/06  (6)
Acquisition Mortgage
  Loan III................        3,065              3,214               ---             ---           8.875%      6/01/03
Acquisition Mortgage
  Loan IV.................        2,286              2,364               ---              17           8.950%     10/01/06
Acquisition Mortgage
  Loan VI.................          923  (2)           957  (2)            7             ---           8.875%     11/01/06
Acquisition Mortgage
  Loan VII................          ---              1,329  (2)          ---             ---           9.750%      3/15/02  (6)
                             ----------       ------------      ------------    ------------

Total ....................   $   46,731       $     61,242      $        238    $        234
                             ==========       ============      ============    ============

SENIOR UNSECURED
  DEBT, NET
2005 Notes ...............   $   50,000       $     50,000      $        383    $        383           6.900%     11/21/05
2006 Notes ...............      150,000            150,000               875             875           7.000%     12/01/06
2007 Notes ...............      149,972  (3)       149,966  (3)        1,457           1,457           7.600%      5/15/07
2011 PATS ................       99,563  (3)        99,517  (3)          942             942           7.375%      5/15/11  (4)
2017 Notes ...............       99,847  (3)        99,838  (3)          625             625           7.500%     12/01/17
2027 Notes ...............       99,877  (3)        99,872  (3)          914             914           7.150%      5/15/27  (5)
2028 Notes ...............      199,791  (3)       199,783  (3)        7,009           7,009           7.600%      7/15/28
2011 Drs .................          ---             99,805  (3)          ---           1,553           6.500%      4/05/11  (6)
2011 Notes ...............      199,441  (3)           ---             4,343             ---           7.375%      3/15/11
                             ----------       ------------      ------------    ------------

Total  ...................   $1,048,491       $    948,781      $     16,548    $     13,758
                             ==========       ============      ============    ============


ACQUISITION FACILITY
PAYABLE
2000 Unsecured
  Acquisition
  Facility................   $  182,500       $    170,000      $        571    $      1,359            3.19% (7)  6/30/03
                             ==========       ============      ============    ============

(1) The maturity date of the LB Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At December 31, 2001, the Acquisition Mortgage Loan VI is net of an unamortized premium of $41. At December 31, 2000, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $49 and $35, respectively.
(3) At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively. At December 31, 2000, the
     2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The Operating Partnership paid off and retired the 2011 Drs. on April 5, 2001, the Acquisition Mortgage Loan I on May 31, 2001, the Acquisition Mortgage Loan II on June 27, 2001 and the Acquisition Mortgage Loan VII on December 3, 2001.
(7) Interest rate includes the impact of fixing $50,000 of borrowings under the 2000 Unsecured Acquisition Facility via the Interest Rate Swap Agreements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


Fair Value

         At December 31, 2001 and 2000, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, acquisition facility payable and Put Option, as well as the fair value of the Consolidated Operating Partnership's Call Option at December 31, 2000 were as follows:



                                                       December 31, 2001                December 31, 2000
                                                 ----------------------------     --------------------------
                                                   Carrying          Fair          Carrying         Fair
                                                    Amount           Value          Amount          Value
                                                  ----------      ----------      ----------      ----------
Mortgage Loans Payable .....................      $   46,731      $   49,963      $   61,242      $   62,715
Senior Unsecured Debt ......................       1,048,491       1,041,955         948,781         918,865
Acquisition Facility Payable (variable
rate) ......................................         132,500         132,500         170,000         170,000
Acquisition Facility Payable (fixed rate) ..          50,000          50,231              --              --
Put Option and Call Option (2000 Only) .....             604           6,290           1,089          12,150
                                                  ----------      ----------      ----------      ----------
Total ......................................      $1,278,326      $1,280,939      $1,181,112      $1,163,730
                                                  ==========      ==========      ==========      ==========


         The fair value of the Consolidated Operating Partnership's mortgage loans payable, the fixed rate portion of the acquisition facility, Put Option and Call Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the acquisition facility payable was not materially different than its carrying value due to the variable interest rate nature of the loan. The fair value of the senior unsecured debt was determined by quoted market prices.

Other Comprehensive Income

         In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). For Interest Rate Protection Agreements settled prior to 2001, the Consolidated Operating Partnership derecognized the unamortized settlement amounts and recorded a cumulative transition adjustment in other comprehensive income in the amount of $14,920 on January 1, 2001. For Interest Rate Protection Agreements settled after December 31, 2000, the Consolidated Operating Partnership recognized the settlement amounts as other comprehensive income. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $227 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

         The following is a roll forward of the accumulated other comprehensive income balance relating to the Consolidated Operating Partnership's derivative transactions:

Balance at December 31, 2000 ................................      $     --
     Cumulative Transition Adjustment .......................       (14,920)
     Settlement of Interest Rate Protection Agreements ......          (191)
     Mark-to-Market of Interest Rate Protection Agreements ..          (231)
     Write-off of Unamortized Interest Rate Protection
        Agreements Due to the Early Retirement of Debt ......         2,156
     Amortization of Interest Rate Protection
     Agreements .............................................           805
                                                                   --------
Balance at December 31, 2001 ................................      $(12,381)
                                                                   ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                        Amount
                                                      ----------
         2002 ..................................      $    1,592
         2003 ..................................         218,513
         2004 ..................................             758
         2005 ..................................          50,830
         2006 ..................................         153,425
         Thereafter ............................         853,367
                                                      ----------
         Total .................................      $1,278,485
                                                      ==========

         The maturity date of the LB Loan II is based on a contingent event. As a result, the LB Loan II is not included in the preceding table.

7.   PARTNERS' CAPITAL

         The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units have an aggregate liquidation priority of $350,000. The Operating Partnership is required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the preferred general partnership units is required to alter such holder's rights as to allocations and distributions, to alter or modify such holder's rights with respect to redemption, to cause the early termination of the Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Unit Contributions:

         For the year ended December 31, 2001, the Operating Partnership issued 44,579 Units valued, in the aggregate, at $1,491 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

         For the year ended December 31, 2000, the Operating Partnership issued 114,715 Units valued, in the aggregate, at $3,474 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

         For the year ended December 31, 1999, the Operating Partnership issued 173,070 Units valued, in the aggregate, at $4,274 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

         For the year ended December 31, 2001, certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company approximated $18,512. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.


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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   PARTNERS' CAPITAL, CONTINUED

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

         On April 2, 2001, July 2, 2001, October 1, 2001 and December 31, 2001, the Operating Partnership paid quarterly 2001 distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per unit on its Series C Preferred Units, $49.688 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on April 2, 2001, July 2, 2001, October 1, 2001 and December 31, 2001 totaled, in the aggregate, approximately $7,231 per quarter.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   PARTNERS' CAPITAL, CONTINUED

Repurchase of Units:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price of approximately $29.67 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

8.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2001, the Consolidated Operating Partnership acquired 70 properties comprising approximately 3.8 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $204,609. Two of the 70 industrial properties acquired, comprising approximately .1 million square feet (unaudited) of GLA, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $5,845. The Consolidated Operating Partnership also completed the development of six properties comprising approximately .9 million square feet (unaudited) of GLA at a cost of approximately $39,639.

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



9.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 2001, the Consolidated Operating Partnership, through the Operating Partnership, sold 124 industrial properties and several land parcels. The aggregate gross sales price of these sales totaled approximately $317,618. The Consolidated Operating Partnership also recognized gains in 2001 on prior period sales that were previously deferred. The gain on sales totaled approximately $42,942.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE, CONTINUED

         The Consolidated Operating Partnership plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in identifying and evaluating its other real estate markets for potential sales candidates. However, due to the slow down in the economy and, as a result, the impact the economy has had on the real estate market, the Consolidated Operating Partnership has decided not to actively market its properties in the exit markets of Cleveland, Columbus, Dayton and Grand Rapids. The Consolidated Operating Partnership believes it would be able to obtain higher net sales proceeds at a later point in time. The Consolidated Operating Partnership plans on exiting the Cleveland, Columbus, Dayton and Grand Rapids markets when market values reflect what the Consolidated Operating Partnership believes is the appropriate value of such properties. In the fourth quarter of 2001, the Consolidated Operating Partnership reclassified these properties from held for sale to held for use. As these properties are no longer considered held for sale, the Consolidated Operating Partnership recaptured all past depreciation expense not recognized since June 30, 2000 (the date the Consolidated Operating Partnership considered these properties held for sale) in the amount of approximately $5,045.

         At December 31, 2001, the Consolidated Operating Partnership had 12 industrial properties comprising approximately 1.1 million square feet of GLA held for sale. Net carrying value of the industrial properties held for sale at December 31, 2001 is approximately $28,702. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the 12 industrial properties held for sale by the Consolidated Operating Partnership.

                                                  YEAR ENDED
                                      -----------------------------------
                                       2001          2000          1999
                                      -------       -------       -------
Total Revenues .................      $ 4,862       $ 5,530       $ 5,567
Operating Expenses .............       (2,209)       (2,169)       (2,365)
Depreciation and Amortization ..         (149)         (538)         (865)
                                      -------       -------       -------
Income from Operations .........      $ 2,504       $ 2,823       $ 2,337
                                      =======       =======       =======

         In connection with the Consolidated Operating Partnership's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Consolidated Operating Partnership determined in the fourth quarter of 2001 that an impairment valuation in the amount of approximately $6,490 should be recorded for certain properties in the Columbus, Ohio and Des Moines, Iowa markets.

         In the fourth quarter of 2000, the Consolidated Operating Partnership recognized a valuation provision on real estate of approximately $2,169 relating to properties in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:


                                                        Year Ended            Year Ended         Year Ended
                                                        December 31,         December 31,      December 31,
                                                           2001                  2000              1999
                                                     ----------------     ----------------    ----------------
     Interest paid, net of capitalized
     interest....................................    $         76,835     $         80,171    $         76,775
                                                     ================     ================    ================
     Interest capitalized........................    $          9,950     $          5,203    $          5,568
                                                     ================     ================    ================

Supplemental schedule of noncash investing
and financing activities:
     Distribution payable on units...............    $         31,196     $         30,281    $         28,164
                                                     ================     ================    ================
     Distribution payable on preferred units.....    $       --           $          7,231    $      --
                                                     ================     ================    ================

     Exchange of Limited partnership
        units for General partnership
        units:
           Limited partnership units.............    $         (7,797)    $         (5,706)   $         (2,618)
           General partnership units.............               7,797                5,706               2,618
                                                     ----------------     ----------------    ----------------
                                                     $       --           $       --          $      --
                                                     ================     ================    ================

In conjunction with the property and land acquisitions, the following liabilities were assumed:


        Purchase of real estate..................    $        204,609     $        314,307    $         47,516
        Accounts payable and accrued expenses....              (2,044)              (3,820)               (274)
                                                     ----------------     ----------------    ----------------
                                                     $        202,565     $        310,487    $         47,242
                                                     ================     ================    ================

In conjunction with certain property sales,  the Operating Partnership provided seller financing on behalf of certain buyers:

 Notes receivable................................    $       --           $          7,749    $         12,060
                                                     ================     ================    ================

In conjunction with the contribution of four properties from the Operating Partnership to the Securities
Partnership during 1999, the following assets and liabilities were contributed:

Investment in real estate, net ............................................................   $         10,387
Tenant accounts receivable ................................................................                (21)
Deferred rent receivable ..................................................................                 40
Other assets, net .........................................................................                 17
Accounts payable and accrued expenses .....................................................               (100)
                                                                                              ----------------
Investments in other real estate partnerships..............................................   $         10,323
                                                                                              ================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11.   EARNINGS PER UNIT

         The computation of basic and diluted EPU is presented below:


                                                        Year Ended        Year Ended         Year Ended
                                                        December 31,      December 31,       December 31,
                                                            2001              2000              1999
                                                       ------------       ------------       ------------

Numerator:

  Net Income Before Extraordinary Loss ...........      $    148,272       $    129,816       $    137,977
  Less: Preferred Distributions ..................           (28,924)           (28,924)           (28,924)
                                                        ------------       ------------       ------------
  Net Income Available to Unitholders Before
      Extraordinary Loss For Basic and Diluted
      EPU ........................................           119,348            100,892            109,053
  Extraordinary Loss .............................           (10,309)                --                 --
                                                        ------------       ------------       ------------
  Net Income Available to Unitholders
    For Basic and Diluted EPU ....................      $    109,039       $    100,892       $    109,053
                                                        ============       ============       ============

Denominator:

  Weighted Average Units - Basic .................        46,381,774         45,928,359         45,270,821

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options
     of the Company that result in the
     issuance of general partnership units .......           278,527            256,069            101,801
                                                        ------------       ------------       ------------

  Weighted Average Units Outstanding -
     Diluted .....................................        46,660,301         46,184,428         45,372,622
                                                        ============       ============       ============

Basic EPU:


  Net Income Available to Unitholders Before
      Extraordinary Loss .........................      $       2.57       $       2.20       $       2.41
  Extraordinary Loss .............................              (.22)                --                 --
                                                        ------------       ------------       ------------
  Net Income Available to Unitholders ............      $       2.35       $       2.20       $       2.41
                                                        ============       ============       ============

Diluted EPU:


  Net Income Available to Unitholders Before
      Extraordinary Loss .........................      $       2.56       $       2.19       $       2.40
  Extraordinary Loss .............................              (.22)                --                 --
                                                        ------------       ------------       ------------
  Net Income Available to Unitholders ............      $       2.34       $       2.19       $       2.40
                                                        ============       ============       ============


12.   FUTURE RENTAL REVENUES

         The Consolidated Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2001 are approximately as follows:

             2002.......... $206,904
             2003..........  164,169
             2004..........  122,849
             2005..........   83,021
             2006..........   52,698
             Thereafter....   92,993
                            --------
                Total...... $722,634
                            ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13.   EMPLOYEE BENEFIT PLANS

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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2001, stock options covering 2.9 million shares were outstanding and stock options covering 2.9 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:


                                                        Weighted Average
                                                       Exercise Price per   Exercise Price
                                            Share            Share             per Share
                                           ---------    -----------------   --------------
Outstanding at December 31, 1998 ...       4,997,000       $   32.70         $18.25-$35.81
   Granted .........................       1,041,567       $   25.35         $25.13-$27.69
   Exercised or Converted ..........         (68,000)      $   22.79         $20.25-$25.13
   Expired or Terminated ...........      (3,194,300)      $   35.31         $22.75-$35.81
                                           ---------

Outstanding at December 31, 1999 ...       2,776,267       $   27.04         $18.25-$31.13
   Granted .........................         937,250       $   27.34         $27.13-$30.00
   Exercised or Converted ..........        (605,550)      $   24.58         $18.25-$31.13
   Expired or Terminated ...........         (84,500)      $   28.63         $25.13-$31.13
                                           ---------

Outstanding at December 31, 2000 ...       3,023,467       $   27.61         $18.25-$31.13
   Granted .........................       1,030,900       $   32.98         $31.05-$33.125
   Exercised .......................        (717,836)      $   25.99         $20.25-$31.125
   Expired or Terminated ...........        (387,086)      $   30.13         $21.125-$33.125
                                           ---------

Outstanding at December 31, 2001 ...       2,949,445       $   29.55         $18.25-$33.125
                                           =========

         The following table summarizes currently outstanding and exercisable options as of December 31, 2001:

                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    ---------------------------------
                                                    Weighted
                                                     Average           Weighted                              Weighted
                                  Number            Remaining           Average           Number              Average
Range of Exercise Price         Outstanding      Contractual Life    Exercise Price    Exercisable        Exercise Price
---------------------------    --------------    ----------------    --------------    --------------     --------------
      $18.25-$27.25              1,103,195             7.5              $25.79            691,215             $24.92
      $27.69-$31.13              1,846,250             7.7              $31.79            868,050             $30.62

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


13.   EMPLOYEE BENEFIT PLANS, CONTINUED

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

                                                                                               For the Year Ended
                                                                                 -----------------------------------------------
                                                                                    2001              2000              1999
                                                                                 -----------       -----------       -----------
Net Income Available to Unitholders - as reported .........................      $   109,039       $   100,892       $   109,053
Net Income Available to Unitholders - pro forma ...........................      $   108,253       $    99,947       $   107,185

Net Income Available to Unitholders per Unit - as reported -- Basic .......      $      2.35       $      2.20       $      2.41
Net Income Available to Unitholders per Unit - pro forma -- Basic .........      $      2.33       $      2.18       $      2.37
Net Income Available to Unitholders per Unit - as reported -- Diluted .....      $      2.34       $      2.19       $      2.40
Net Income Available to Unitholders per Unit - pro forma  -- Diluted ......      $      2.32       $      2.16       $      2.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
   Expected dividend yield ................................................             8.22%             8.33%             8.88%
   Expected stock price volatility ........................................            20.75%            20.30%            20.55%
   Risk-free interest rate ................................................             4.91%             6.18%             5.30%
   Expected life of options ...............................................             3.03              3.05              2.73


The weighted average fair value of options granted during 2001, 2000 and 1999 is $2.49, $2.91 and $1.79 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2001, 2000 and 1999, the Company, through the Operating Partnership, made matching contributions of approximately $220, $211 and $208, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). At December 31, 2001, 885,436 units were outstanding.

         During 2001, the Company awarded 94,450 shares of restricted Common Stock to certain employees and 3,699 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $3,133 on the date of grant. The restricted Common Stock vests over a period from three to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

         During 2000, the Company awarded 355,139 shares of restricted Common Stock to certain employees and 3,663 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of approximately $9,689 on the date of grant. The restricted Common Stock vests over a period from three to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

         During 1999, the Company awarded 72,300 shares of restricted Common Stock to certain employees and 3,504 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 5,224 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of approximately $2,121 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

14.   RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2001, 2000 and 1999, this relative received brokerage commissions in the amount of $17, $60, and $18, respectively, from the Consolidated Operating Partnership.

         The Consolidated Operating Partnership periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 2001, the Consolidated Operating Partnership paid no fees to this entity. For the year ended December 31, 2000 and 1999, the Consolidated Operating Partnership has paid approximately $5 and $15 of fees, respectively, to this entity.

         In January and February 2001, First Industrial Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3 million, in connection with FRDS' election to become a wholly-owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%. The conversion of FRDS to a wholly-owned taxable REIT subsidiary of the Company will not have a material impact on the financial position or results of operations of the Consolidated Operating Partnership.

         On September 2, 1999, the September 1999 Joint Venture purchased a 1,159,121 square foot (unaudited) industrial property portfolio located in Los Angeles, California for approximately $63,901. An officer of the Company held ownership interests ranging between .004% and .13% in various entities that sold certain properties to the September 1999 Joint Venture.

         On November 19, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which one of the shareholders is the Chairman of the Board of Directors ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2,521. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Operating Partnership and the Operating Partnership had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Operating Partnership. Due to the existence and exercise of the options mentioned above, the sale was not recognized.


15.   COMMITMENTS AND CONTINGENCIES

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

         Twenty-three properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Consolidated Operating Partnership's depreciated cost of the asset. The Consolidated Operating Partnership has no notice of any exercise of any tenant purchase option.

         The Consolidated Operating Partnership has committed to the construction of 43 development projects totaling approximately 4.4 million square feet (unaudited) of GLA for an estimated investment of approximately $215.7 million (unaudited). Of this amount, approximately $55.4 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flow from operations and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership expects to place in service all of the developments during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

15.   COMMITMENTS AND CONTINGENCIES, CONTINUED

         At December 31, 2001, the Consolidated Operating Partnership, through the Operating Partnership had nine letters of credit outstanding in the aggregate amount of $2,173 . These letters of credit expire between March 2002 and January 2004.

16.   SUBSEQUENT EVENTS (UNAUDITED)

         In January 2002, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50,000, locked the ten year treasury rate at 5.083% and settles on May 16, 2002.

         In January 2002, the Consolidated Operating Partnership entered into an interest rate swap agreement which fixed the interest rate on a portion of the Consolidated Operating Partnership's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated this transaction as a cash flow hedge. This interest rate swap agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%.

         On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.68 per Unit, totaling approximately $31,196.

         In February 2002, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50,000, locked the ten year treasury rate at 4.999% and settles on May 16, 2002.

         On March 8, 2002, the Operating Partnership declared a first quarter 2002 distribution of $.68 per Unit which is payable on April 22, 2002. The Operating Partnership also declared first quarter 2002 distributions of $54.688 per unit, $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, totaling, in the aggregate, approximately $7,231, which is payable on April 1, 2002.

         From January 1, 2002 to March 1, 2002, the Company awarded 965 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $30 on the date of grant. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the respective vesting period.

         From January 1, 2002 to March 1, 2002, the Operating Partnership issued 870,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

         From January 1, 2002 to March 1, 2002, the Consolidated Operating Partnership acquired one industrial property for a total estimated investment of approximately $2,789. The Consolidated Operating Partnership also sold three industrial properties for approximately $6,290 of gross proceeds.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         YEAR ENDED DECEMBER 31, 2001
                                                            -----------------------------------------------------
                                                             FIRST         SECOND          THIRD         FOURTH
                                                            QUARTER        QUARTER        QUARTER        QUARTER
                                                            --------       --------       --------       --------
Total Revenues .......................................      $ 82,936       $ 80,156       $ 78,241       $ 79,594
Equity In Income of Other Real Estate Partnerships ...         9,295         14,693         14,718          9,243
Equity In (Loss) Income of Joint Ventures ............           186            250            315         (1,542)
Income from Operations ...............................        27,458         32,666         33,141         12,065
Gain on Sale of Real Estate ..........................        11,919          9,693         12,131          9,199
Income Before Extraordinary Loss .....................        39,377         42,359         45,272         21,264
Extraordinary Loss ...................................            --        (10,309)            --             --
Net Income ...........................................        39,377         32,050         45,272         21,264
Preferred Unit Distributions .........................        (7,231)        (7,231)        (7,231)        (7,231)
                                                            --------       --------       --------       --------
Net Income Available to Unitholders ..................      $ 32,146       $ 24,819       $ 38,041       $ 14,033
                                                            ========       ========       ========       ========

Earnings Per Unit:
   Net Income Available to Unitholders Before
   Extraordinary Loss per Weighted Average
   Unit Outstanding:
                                Basic ................      $    .70       $    .75       $    .81       $    .30
                                                            ========       ========       ========       ========
                                Diluted ..............      $    .69       $    .75       $    .81       $    .30
                                                            ========       ========       ========       ========

   Net Income Available to Unitholders per Weighted
   Average Unit Outstanding:
                                Basic ................      $    .70       $    .53       $    .81       $    .30
                                                            ========       ========       ========       ========
                                Diluted ..............      $    .69       $    .53       $    .81       $    .30
                                                            ========       ========       ========       ========

                                                                         YEAR ENDED DECEMBER 31, 2000
                                                            -----------------------------------------------------
                                                             FIRST         SECOND          THIRD         FOURTH
                                                            QUARTER        QUARTER        QUARTER        QUARTER
                                                            --------       --------       --------       --------
Total Revenues .......................................      $ 79,767       $ 78,322       $ 80,114       $ 83,017
Equity In Income of Other Real Estate Partnerships ...         6,808         11,323          7,819          7,099
Equity In Income of Joint Ventures ...................            31             88             70            382
Income from Operations ...............................        25,218         28,246         26,800         24,122
Gain on Sale of Real Estate ..........................         5,888          6,257          6,144          7,141
Net Income ...........................................        31,106         34,503         32,944         31,263
Preferred Unit Distributions .........................        (7,231)        (7,231)        (7,231)        (7,231)
                                                            --------       --------       --------       --------
Net Income Available to Unitholders ..................      $ 23,875       $ 27,272       $ 25,713       $ 24,032
                                                            ========       ========       ========       ========

Earnings Per Unit:
   Net Income Available to Unitholders per Weighted
   Average Unit Outstanding:
                                Basic ................      $    .52       $    .59       $    .56       $    .52
                                                            ========       ========       ========       ========
                                Diluted ..............      $    .52       $    .59       $    .55       $    .52
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

                         OTHER REAL ESTATE PARTNERSHIPS
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                 PAGE
                                                                                                 ----

FINANCIAL STATEMENTS

Report of Independent Accountants.......................................................         F-32

Combined Balance Sheets of the Other Real Estate Partnerships as of December 31,
2001 and 2000...........................................................................         F-33

Combined Statements of Operations of the Other Real Estate Partnerships for the
Years Ended December 31, 2001, 2000 and 1999............................................         F-34

Combined Statements of Changes in Partners' Capital of the Other Real Estate
Partnerships for the Years Ended December 31, 2001, 2000 and 1999.......................         F-35

Combined Statements of Cash Flows of the Other Real Estate Partnerships for the
Years Ended December 31, 2001, 2000 and 1999............................................         F-36

Notes to Combined Financial Statements..................................................         F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
the Other Real Estate Partnerships


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









                                                      PricewaterhouseCoopers LLP




Chicago, Illinois
February 4, 2002

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           December 31,    December 31,
                                                                              2001             2000
                                                                           ------------    ------------
                                               ASSETS
Assets:
   Investment in Real Estate:
      Land ...........................................................      $  53,103       $  55,878
      Buildings and Improvements .....................................        336,556         345,478
      Furniture, Fixtures and Equipment ..............................             84              84
      Construction in Progress .......................................         13,288          18,802
      Less: Accumulated Depreciation .................................        (47,527)        (37,221)
                                                                            ---------       ---------
              Net Investment in Real Estate ..........................        355,504         383,021

   Real Estate Held for Sale, Net of Accumulated Depreciation
      and Amortization of $116 at December 31, 2001 and $4,344
      at December 31, 2000 ...........................................          2,048          46,043
   Cash and Cash Equivalents .........................................          1,650           2,819
   Restricted Cash ...................................................         16,370           1,188
   Tenant Accounts Receivable, Net ...................................          1,811             936
   Deferred Rent Receivable ..........................................          3,302           3,903
   Deferred Financing Costs, Net .....................................          1,544           1,611
   Prepaid Expenses and Other Assets, Net ............................         47,966          29,761
                                                                            ---------       ---------
              Total Assets ...........................................      $ 430,195       $ 469,282
                                                                            =========       =========

                                  LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net .......................................      $  40,728          41,333
   Accounts Payable and Accrued Expenses .............................          4,017          38,203
   Rents Received in Advance and Security Deposits ...................          3,794           2,511
                                                                            ---------       ---------
              Total Liabilities ......................................         48,539          82,047
                                                                            ---------       ---------

Commitments and Contingencies ........................................             --              --

Partners' Capital ....................................................        381,656         387,235
                                                                            ---------       ---------
                Total Liabilities and Partners' Capital ..............      $ 430,195       $ 469,282
                                                                            =========       =========

                          The accompanying notes are an
                   integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                  Year Ended   Year Ended     Year Ended
                                                 December 31,  December 31,   December 31,
                                                     2001         2000           1999
                                                 ------------  ------------   ------------
Revenues:
   Rental Income .............................      $49,032      $49,538      $46,219
   Tenant Recoveries and Other Income ........       14,391       14,893       13,458
                                                    -------      -------      -------
             Total Revenues ..................       63,423       64,431       59,677
                                                    -------      -------      -------

Expenses:
   Real Estate Taxes .........................        8,548        8,126        6,983
   Repairs and Maintenance ...................        2,433        1,871        1,835
   Property Management .......................        2,143        2,008        1,862
   Utilities .................................        1,730        2,140        2,331
   Insurance .................................          381          242          142
   Other .....................................          720        1,397          532
   General and Administrative ................           --           --          167
   Interest ..................................        3,739        3,040        3,070
   Amortization of Deferred Financing Costs ..           67           67           67
   Depreciation and Other Amortization .......       12,595       11,431       10,485
   Valuation Provision on Real Estate ........        3,010          731           --
                                                    -------      -------      -------
              Total Expenses .................       35,366       31,053       27,474
                                                    -------      -------      -------

Income from Operations .......................       28,057       33,378       32,203
Gain on Sale of Real Estate ..................       21,405        3,866       17,893
                                                    -------      -------      -------
Net Income ...................................      $49,462      $37,244      $50,096
                                                    =======      =======      =======






                          The accompanying notes are an
                   integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)



                                                                        Total
                                                                      ---------
Balance at December 31, 1998 ...................................      $ 411,992
    Contributions ..............................................        120,679
    Distributions ..............................................       (187,817)
    Net Income .................................................         50,096
                                                                      ---------
Balance at December 31, 1999 ...................................      $ 394,950
                                                                      ---------
    Contributions ..............................................         95,425
    Distributions ..............................................       (140,384)
    Net Income .................................................         37,244
                                                                      ---------
Balance at December 31, 2000 ...................................      $ 387,235
                                                                      ---------
    Contributions ..............................................        164,960
    Distributions ..............................................       (178,706)
    Redemption of Preferred Partnership
      Interest .................................................        (41,295)
    Net Income .................................................         49,462
                                                                      ---------
Balance at December 31, 2001 ...................................      $ 381,656
                                                                      =========





                          The accompanying notes are an
                   integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      Year Ended          Year Ended          Year Ended
                                                                  December 31, 2001   December 31, 2000    December 31, 1999
                                                                  -----------------   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................          $  49,462           $  37,244           $  50,096

    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
    Depreciation ............................................             11,321              10,344               9,714
    Amortization of Deferred Financing Costs ................                 67                  67                  67
    Other Amortization ......................................              1,236               1,053                 768
    Valuation Provision on Real Estate ......................              3,010                 731                  --
    Gain on Sale of Real Estate .............................            (21,405)             (3,866)            (17,893)
    (Increase) Decrease in Tenant Accounts
       Receivable and Prepaid Expenses and
       Other Assets, Net ....................................            (13,802)             (4,299)                862
    Increase in Deferred Rent  Receivable ...................               (231)               (644)               (552)
    (Decrease) Increase in Accounts Payable and Accrued
       Expenses and Rents Received in Advance and
       Security Deposits ....................................            (16,954)              8,583              25,856
    (Increase) Decrease in Restricted Cash ..................             (1,452)                406               1,515
                                                                       ---------           ---------           ---------
          Net Cash Provided by Operating Activities .........             11,252              49,619              70,433
                                                                       ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in
       Real Estate ..........................................               (769)            (33,200)            (79,104)
    Net Proceeds from Sales of Investment in
       Real Estate ..........................................             51,943              28,000              82,088
    Funding of Mortgage Loans Receivable ....................                 --                  --                (332)
    Repayment of Mortgage Loans Receivable ..................              6,865               2,764                 699
    (Increase) Decrease in Restricted Cash ..................            (13,730)               (169)                346
                                                                       ---------           ---------           ---------
         Net Cash Provided by (Used in) Investing
           Activities .......................................             44,309              (2,605)              3,697
                                                                       ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions ............................................            185,514              95,425             110,356
   Distributions ............................................           (199,260)           (140,384)           (187,817)
   Repayments on Mortgage Loans Payable .....................               (566)               (520)               (492)
   Redemption of Preferred Units ............................            (41,295)                 --                  --
   Purchase of U.S. Government Securities ...................             (1,123)             (1,244)                 --
                                                                       ---------           ---------           ---------
          Net Cash Used in Financing Activities .............            (56,730)            (46,723)            (77,953)
                                                                       ---------           ---------           ---------
   Net (Decrease) Increase  in Cash and Cash Equivalents ....             (1,169)                291              (3,823)
   Cash and Cash Equivalents, Beginning of Period ...........              2,819               2,528               6,351
                                                                       ---------           ---------           ---------
   Cash and Cash Equivalents, End of Period .................          $   1,650           $   2,819           $   2,528
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF PARTNERSHIPS

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 84.8% ownership interest at December 31, 2001. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.2% interest in the Operating Partnership at December 31, 2001.

         The Operating Partnership owns at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and FI Development Services, L.P. (together, the "Other Real Estate Partnerships").

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         On a combined basis, as of December 31, 2001, the Other Real Estate partnerships owned 106 in-service industrial properties, containing an aggregate of approximately 11.8 million square feet (unaudited) of GLA. Of the 106 industrial properties owned by the Other Real Estate Partnerships at December 31, 2001, 21 are held by the Mortgage Partnership, 31 are held by the Pennsylvania Partnership, 21 are held by the Securities Partnership, 20 are held by the Financing Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   BASIS OF PRESENTATION

         The combined financial statements of the Other Real Estate Partnerships at December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2001 and 2000, and the reported amounts of revenues and expenses for each of the years ended December 31, 2001, 2000 and 1999. Actual results could differ from those estimates.

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

         Investment in Real Estate is carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. In addition, the Other Real Estate Partnerships estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether further assessment of recoverability is needed. If further assessment of recoverability is needed, the Other Real Estate Partnerships estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Other Real Estate Partnerships will recognize an impairment loss based upon the estimated fair value of such properties. For properties management considers held for sale, the Other Real Estate Partnerships ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value. If circumstances arise that were previously considered unlikely, and as a result, the Other Real Estate Partnerships decides not to sell a property previously classified as held for sale, the Other Real Estate Partnerships will classify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                  Years
                                                                  -----
         Buildings and Improvements.......................        31.5 to 40
         Land Improvements................................        15
         Furniture, Fixtures and Equipment................        5 to 10

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $383 and $316 at December 31, 2001 and 2000, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

         The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $343 as of December 31, 2001 and December 31, 2000. For accounts receivable the Other Real Estate Partnerships deem uncollectible, the Other Real Estate Partnerships uses the direct write-off method.

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

Recent Accounting Pronouncements

         On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Other Real Estate Partnerships do not expect FAS 144 to have a material impact on the consolidated financial position, consolidated results of operations or consolidated cash flows.


Reclassification

         Certain 2000 and 1999 items have been reclassified to conform to the 2001 presentation.

4.   MORTGAGE LOANS PAYABLE, NET

         On December 29, 1995 the Other Real Estate Partnerships, through the Mortgage Partnership, borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Other Real Estate Partnerships purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. In March 2001, the Other Real Estate Partnerships purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. The terms of this legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of these legal defeasances, two of the properties collateralizing the 1995 Mortgage Loan were released and subsequently sold. The Other Real Estate Partnerships is carrying the defeased portions of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portions of the 1995 Mortgage Loan in January 2003. The remaining portion of the 1995 Mortgage Loan matures on January 11, 2026. The 1995 Mortgage Loan provides for monthly principal and interest payments based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 21 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid on or after January 2003.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   MORTGAGE LOANS PAYABLE, NET, CONTINUED

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance is determined by the lender and approximate the next periodic payment of such items. The amount included in the cash reserves relating to releasing costs resulted from a deposit of a lease termination fee that will be used to cover costs of releasing that space. At December 31, 2001 and 2000, these reserves totaled $2,640 and $1,186, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 2001. The maturity of these investments is one day; accordingly, cost approximates fair value. Also included in restricted cash is approximately $13,730 of gross proceeds from the sales of certain properties. These proceeds will be disbursed as the Other Real Estate Partnerships exchange into properties under Section 1031 of the Internal Revenue Code.

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

         The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:

                                 OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT             INTEREST RATE AT
                              -----------------------------      ---------------------------         -----------------------

                              DECEMBER 31,      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,        DECEMBER 31,   MATURITY
                                 2001              2000             2001            2000                 2001         DATE
                              ----------        ----------       ----------      -----------         -----------    --------
MORTGAGE LOANS PAYABLE
1995 Mortgage Loan.......     $   38,063  (1)   $   38,604  (1)  $      160      $       163            7.22%       1/11/26
Acquisition Mortgage
  Loan V.................          2,665  (2)        2,729  (2)      ---             ---                9.01%       9/01/06
                              ----------        ----------       -----------     -----------
Total....................     $   40,728        $   41,333       $       160     $       163
                              ==========        ==========       ===========     ===========

(1) Approximately $2.2 million of this loan has been defeased and will be paid in full in January 2003.
(2) At December 31, 2001 and 2000, the Acquisition Mortgage Loan V is net of unamortized premiums of $180 and $219, respectively.

Fair Value:

         At December 31, 2001 and 2000, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:



                                 December 31, 2001         December 31, 2000
                                -------------------       --------------------
                                Carrying       Fair       Carrying       Fair
                                 Amount       Value        Amount       Value
                                -------      -------      -------      -------
Mortgage Loans Payable ...      $40,728      $41,317      $41,333      $41,373
                                -------      -------      -------      -------
Total ....................      $40,728      $41,317      $41,333      $41,373
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   MORTGAGE LOANS PAYABLE, NET, CONTINUED


         The following is a schedule of maturities of the mortgage loans for the next five years ending December 31, and thereafter:

                                        Amount
                                      ----------
             2002..................   $     610
             2003..................       2,835
             2004..................         660
             2005 .................         718
             2006..................       3,085
             Thereafter............      32,640
                                      ---------
             Total.................   $  40,548
                                      =========

5.   STOCKHOLDERS' EQUITY

Preferred Stock

         In 1995, the Company issued 1,650,000 shares of 9.5%, $ .01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. The Other Real Estate Partnerships issued a preferred limited partnership interest to the Company in the same amount. On or after November 17, 2000, the Series A Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at $25 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 9, 2001, the Company called for the redemption of all of the outstanding Series A Preferred Stock at the price of $25 per share, plus accrued and unpaid dividends. The Other Real Estate Partnerships redeemed their preferred limited partnership interest with the Company on April 9, 2001 and paid a prorated second quarter dividend of $.05872 per share, totaling approximately $97.



6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2001, the Other Real Estate Partnerships acquired nine in-service industrial properties comprising approximately .6 million square feet (unaudited) of GLA for a total purchase price of approximately $22,905 and completed the development of one property comprising approximately .2 million square feet (unaudited) of GLA at a cost of approximately $8,352.

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

7.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 2001, the Other Real Estate Partnerships sold eight in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $69,321. The gain on sales totaled approximately $21,405.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


7.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE, CONTINUED

         The Other Real Estate Partnerships plan on exiting the markets of Des Moines and Grand Rapids and continually engages in identifying and evaluating its other real estate markets for potential sales candidates. However, due to the slow down in the economy and, as a result, the impact the economy has had on the real estate market, the Other Real Estate Partnerships has decided not to actively market its properties in the exit market of Grand Rapids. The Other Real Estate Partnerships believes it would be able to obtain higher net sales proceeds at a later point in time. The Other Real Estate Partnerships plans on exiting the Grand Rapids market when market values reflect what the Other Real Estate Partnerships believes is the appropriate value of such properties. In the fourth quarter of 2001, the Other Real Estate Partnerships reclassified these properties from held for sale to held for use. As these properties are no longer considered held for sale, the Other Real Estate Partnerships recaptured all past depreciation expense not recognized since June 30, 2000 (the date the Other Real Estate Partnerships considered these properties held for sale) in the amount of approximately $1,156.

         At December 31, 2001, the Other Real Estate Partnerships had one industrial property comprising approximately .1 million square feet of GLA held for sale. Net carrying value of the industrial property held for sale at December 31, 2001 is approximately $2,048. There can be no assurance that such property held for sale will be sold.

         The following table discloses certain information regarding the industrial property held for sale by the Other Real Estate Partnerships.


                                                YEAR ENDED
                                       -----------------------------
                                        2001        2000        1999
                                       -----       -----       -----
Total Revenues ..................      $ 291       $ 270       $ 318
Operating Expenses ..............       (111)        (96)        (62)
Depreciation and Amortization ...         --         (45)        (48)
                                       -----       -----       -----
Income from Operations ..........      $ 180       $ 129       $ 208
                                       =====       =====       =====

         In connection with the Other Real Estate Partnership's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Other Real Estate Partnerships determined in 2001 that an impairment valuation in the amount of approximately $3,010 should be recorded for certain properties in the Des Moines, Iowa and Indianapolis, Indiana markets.


         In 2000, the Other Real Estate Partnerships recognized a valuation provision on real estate held for sale of approximately $731 relating to properties located in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:


                                 Year Ended        Year Ended          Year Ended
                                December 31,      December 31,        December 31,
                                    2001              2000                1999
                                ------------      ------------        ------------
Interest paid..................  $  3,742           $  3,042            $  3,091
                                 ========           ========            ========


         In conjunction with the property and land acquisitions, the following liabilities were assumed:

Purchase of real estate .........      $ 22,905       $ 9,222      $ 27,709
Accounts payable and accrued
   Expenses .....................          (109)           --           (68)
                                       --------       -------      --------
                                       $ 22,796       $ 9,222      $ 27,641
                                       ========       =======      ========

         In conjunction with the distribution of four properties from the Operating Partnership to the Securities Partnership during 1999, the following assets and liabilities were assumed:


Investment in real estate, net ..................      $ 10,387
Tenant accounts receivable ......................           (21)
Deferred rent receivable ........................            40
Other assets, net ...............................            17
Accounts payable and accrued expenses ...........          (100)
                                                       --------
Investments in other real estate partnerships ...      $ 10,323
                                                       ========


9.   FUTURE RENTAL REVENUES

         The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2001 are approximately as follows:

                   2002            $    39,470
                   2003                 31,297
                   2004                 22,999
                   2005                 15,482
                   2006                 11,585
                   Thereafter           17,060
                                   -----------
                         Total     $   137,893
                                   ===========


10.  RELATED PARTY TRANSACTIONS

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

11.  COMMITMENTS AND CONTINGENCIES

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

         Four properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of any tenant purchase option.

         At December 31, 2001 the Other Real Estate Partnerships had two projects under development, with an estimated completion GLA of approximately .7 million square feet and an estimated completion cost of approximately $16.9 million. Of this amount, approximately, $1.5 million remains to be funded. These developments are expected to be funded with capital contributions from the Operating Partnership. The Other Real Estate Partnerships estimate it will place in service all of the projects in fiscal year 2002. There can be no assurance that the Other Real Estate Partnerships will place in service these projects in 2002 or that the actual completion cost will not exceed the estimated completion cost stated above.

12.  SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 2002 through March 1, 2002, the Other Real Estate Partnerships acquired 15 industrial properties for a total estimated investment of approximately $38,664. The Other Real Estate Partnerships also sold one industrial property for approximately $927 of gross proceeds.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
   First Industrial, L.P.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2002 of First Industrial, L.P. which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 4, 2002

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                  Initial Cost            Completion
                                             Location            (a)        -------------------------    and Valuation
Building Address                            (City/State)      Encumbrances    Land       Buildings         Provision
----------------                            ------------      ------------  -------     -----------        ---------
Atlanta
1650 GA Highway 155                          Atlanta, GA                    $     788    $     4,544      $         340
14101 Industrial Park Boulevard              Atlanta, GA                          285          1,658                535
801-804 Blacklawn Road                       Atlanta, GA                          361          2,095                301
1665 Dogwood Drive                           Atlanta, GA                          635          3,662                229
1715 Dogwood Drive                           Atlanta, GA                          288          1,675                239
11235 Harland Drive                          Atlanta, GA                          125            739                 65
4050 Southmeadow Parkway                     Atlanta, GA                          401          2,813                181
4071 Southmeadow Parkway                     Atlanta, GA                          750          4,460                852
1875 Rockdale Industrial Blvd.               Atlanta, GA                          386          2,264                298
3312 N. Berkeley Lake Road                   Duluth, GA                         2,937         16,644              1,779
370 Great Southwest Parkway (h)              Atlanta, GA                          527          2,984                548
955 Cobb Place                              Kennesaw, GA                          780          4,420                230
7000 Highland Parkway                        Smyrna, GA                           761          4,213                150
2084 Lake Industrial Court                   Conyers, GA                          662              -              4,739
1003 Sigman Road                             Conyers, GA                          499          2,761                126
220 Greenwood                               McDonough, GA                       2,015              -              7,115
1255 Oakbrook Drive                         Norcross, GA                          195          1,107                 13
1256 Oakbrook Drive                         Norcross, GA                          336          1,907                 18
1265 Oakbrook Drive                         Norcross, GA                          307          1,742                 18
1266 Oakbrook Drive                         Norcross, GA                          234          1,326                 12
1275 Oakbrook Drive                         Norcross, GA                          400          2,269                 30
1280 Oakbrook Drive                         Norcross, GA                          281          1,592                 15
1300 Oakbrook Drive                         Norcross, GA                          420          2,381                 29
1325 Oakbrook Drive                         Norcross, GA                          332          1,879                 17
1351 Oakbrook Drive                         Norcross, GA                          370          2,099                 26
1346 Oakbrook Drive                         Norcross, GA                          740          4,192                 34
1412 Oakbrook Drive                         Norcross, GA                          313          1,776                 20

BALTIMORE
3431 Benson                                 Baltimore, MD                         553          3,062                112
1801 Portal                                 Baltimore, MD                         251          1,387                168
1811 Portal                                 Baltimore, MD                         327          1,811                338
1831 Portal                                 Baltimore, MD                         268          1,486                453
1821 Portal                                 Baltimore, MD                         430          2,380              1,479
1820 Portal                                 Baltimore, MD        (f)              884          4,891                455
4845 Governers Way                          Frederick, MD                         810          4,487                145
8900 Yellow Brick Road                      Baltimore, MD                         447          2,473                368
7476 New Ridge                               Hanover, MD                          394          2,182                159
1328 Charwood Road                           Hanover, MD                          717          3,968                881
8779 Greenwood Place                         Savage, MD                           704          3,896                168
1350 Blair Drive                             Odenton, MD                          301          1,706                 80
1360 Blair Drive                             Odenton, MD                          321          1,820                 83
1370 Blair Drive                             Odenton, MD                          381          2,161                118
9020 Mendenhall Court                       Columbia, MD                          530          3,001                 42

CENTRAL PENNSYLVANIA
125 East Kensinger Drive               Cranberry Township, PA                     585              -              3,600

CHICAGO
2300 Hammond Drive                         Schaumburg, IL                         442          1,241              1,086
3600 West Pratt Avenue                     Lincolnwood, IL                      1,050          5,767                972
6750 South Sayre Avenue                   Bedford Park, IL                        224          1,309                364
585 Slawin Court                         Mount Prospect, IL                       611          3,505                 10
2300 Windsor Court                           Addison, IL                          688          3,943                637
3505 Thayer Court                            Aurora, IL                           430          2,472                 43
3600 Thayer Court                            Aurora, IL                           636          3,645                224
736-776 Industrial Drive                    Elmhurst, IL                          349          1,994                933
305-311 Era Drive                          Northbrook, IL                         200          1,154                147
4330 South Racine Avenue                     Chicago, IL                          448          1,893                234
12241 Melrose Street                      Franklin Park, IL                       332          1,931              1,085
301 Alice                                   Wheeling, IL                          218          1,236                 95
410 W 169th Street                        South Holland, IL                       462          2,618                276
11939 S Central Avenue                        Alsip, IL                         1,208          6,843              1,415


                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------           Accumulated
                                               Building and                          Depreciation   Year Built/   Depreciable
                                    Land       Improvements       Total                12/31/01      Renovated    Lives (Years)
Building Address                    ----       ------------       -----                --------      ---------    -------------
----------------
Atlanta
1650 GA Highway 155                $     788     $    4,884      $    5,672           $    1,029       1991          (o)
14101 Industrial Park Boulevard          285          2,193           2,478                  361       1984          (o)
801-804 Blacklawn Road                   361          2,396           2,757                  581       1982          (o)
1665 Dogwood Drive                       635          3,891           4,526                  720       1973          (o)
1715 Dogwood Drive                       288          1,914           2,202                  419       1973          (o)
11235 Harland Drive                      125            804             929                  158       1988          (o)
4050 Southmeadow Parkway                 425          2,970           3,395                  573       1991          (o)
4071 Southmeadow Parkway                 828          5,234           6,062                1,003       1991          (o)
1875 Rockdale Industrial Blvd.           387          2,561           2,948                  441       1966          (o)
3312 N. Berkeley Lake Road             3,052         18,308          21,360                2,687       1969          (o)
370 Great Southwest Parkway (h)          546          3,513           4,059                  605       1996          (o)
955 Cobb Place                           804          4,626           5,430                  495       1991          (o)
7000 Highland Parkway                    696          4,428           5,124                  460       1998          (o)
2084 Lake Industrial Court               804          4,597           5,401                  143       1998          (o)
1003 Sigman Road                         506          2,880           3,386                  155       1996          (o)
220 Greenwood                              -          9,130           9,130                   19       2000          (o)
1255 Oakbrook Drive                      197          1,118           1,315                   12       1984          (o)
1256 Oakbrook Drive                      339          1,922           2,261                   20       1984          (o)
1265 Oakbrook Drive                      309          1,758           2,067                   18       1984          (o)
1266 Oakbrook Drive                      235          1,337           1,572                   14       1984          (o)
1275 Oakbrook Drive                      403          2,296           2,699                   24       1986          (o)
1280 Oakbrook Drive                      283          1,605           1,888                   17       1986          (o)
1300 Oakbrook Drive                      423          2,407           2,830                   25       1986          (o)
1325 Oakbrook Drive                      334          1,894           2,228                   20       1986          (o)
1351 Oakbrook Drive                      373          2,122           2,495                   22       1984          (o)
1346 Oakbrook Drive                      744          4,222           4,966                   44       1985          (o)
1412 Oakbrook Drive                      315          1,794           2,109                   19       1985          (o)

BALTIMORE
3431 Benson                              562          3,165           3,727                  295       1988          (o)
1801 Portal                              271          1,535           1,806                  146       1987          (o)
1811 Portal                              354          2,122           2,476                  236       1987          (o)
1831 Portal                              290          1,917           2,207                  212       1990          (o)
1821 Portal                              468          3,821           4,289                  469       1986          (o)
1820 Portal                              899          5,331           6,230                  485       1982          (o)
4845 Governers Way                       824          4,618           5,442                  431       1988          (o)
8900 Yellow Brick Road                   475          2,813           3,288                  258       1982          (o)
7476 New Ridge                           401          2,334           2,735                  220       1987          (o)
1328 Charwood Road                       715          4,851           5,566                  421       1986          (o)
8779 Greenwood Place                     727          4,041           4,768                  236       1978          (o)
1350 Blair Drive                         314          1,773           2,087                   56       1991          (o)
1360 Blair Drive                         331          1,893           2,224                   47       1991          (o)
1370 Blair Drive                         394          2,266           2,660                   56       1991          (o)
9020 Mendenhall Court                    535          3,038           3,573                   13       1981          (o)

CENTRAL PENNSYLVANIA
125 East Kensinger Drive               1,344          2,841           4,185                   53       2000          (o)

CHICAGO
2300 Hammond Drive                       445          2,324           2,769                1,709       1970          (o)
3600 West Pratt Avenue                 1,050          6,739           7,789                1,250     1953/88         (o)
6750 South Sayre Avenue                  224          1,673           1,897                  280       1975          (o)
585 Slawin Court                         611          3,515           4,126                  614       1992          (o)
2300 Windsor Court                       696          4,572           5,268                1,072       1986          (o)
3505 Thayer Court                        430          2,515           2,945                  479       1989          (o)
3600 Thayer Court                        636          3,869           4,505                  836       1989          (o)
736-776 Industrial Drive                 349          2,927           3,276                  705       1975          (o)
305-311 Era Drive                        205          1,296           1,501                  271       1978          (o)
4330 South Racine Avenue                 468          2,107           2,575                1,487       1978          (o)
12241 Melrose Street                     469          2,879           3,348                  546       1969          (o)
301 Alice                                225          1,324           1,549                  194       1965          (o)
410 W 169th Street                       476          2,880           3,356                  413       1974          (o)
11939 S Central Avenue                 1,229          8,237           9,466                  847       1972          (o)


                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                  Initial Cost            Completion
                                             Location            (a)        -------------------------    and Valuation
Building Address                            (City/State)      Encumbrances    Land       Buildings         Provision
----------------                            ------------      ------------  -------     -----------        ---------
Atlanta
405 East Shawmut                            La Grange, IL                         368          2,083                 35
1010-50 Sesame Street                      Bensenville, IL                        979          5,546                399
5555 West 70th Place                      Bedford Park, IL                        146            829                289
3200-3250 South St. Louis (h)                Chicago, IL                          110            625                988
3110-3130 South St. Louis                    Chicago, IL                          115            650                 51
7301 South Hamlin                            Chicago, IL                          149            846                342
7401 South Pulaski                           Chicago, IL                          664          3,763              1,126
7501 S. Pulaski                              Chicago, IL                          360          2,038                975
385 Fenton Lane                           West Chicago, IL                        868          4,918                169
335 Crossroad Parkway                      Bolingbrook, IL                      1,560          8,840                996
10435 Seymour Avenue                      Franklin Park, IL                       181          1,024                623
905 Paramount                                Batavia, IL                          243          1,375                362
1005 Paramount                               Batavia, IL                          282          1,600                343
34-45 Lake Street                           Northlake, IL                         440          2,491                273
2120-24 Roberts                             Broadview, IL                         220          1,248                226
4309 South Morgan Street                     Chicago, IL                          750          4,150                666
405-17 University Drive                  Arlington Hgts, IL                       265          1,468                144
3575 Stern Avenue                          St. Charles, IL                        431          2,386                 50
3810 Stern Avenue                          St. Charles, IL                        589          3,262                 46
315 Kirk road                              St. Charles, IL                      1,404          7,774                104
550 Business Center Drive                Mount Prospect, IL                       266          1,473                106
700 Business Center Drive                Mount Prospect, IL                       270          1,492                121
555 Business Center Drive                Mount Prospect, IL                       241          1,336                114
800 Business Center Drive                Mount Prospect, IL                       631          3,493                234
580 Slawin Court                         Mount Prospect, IL                       233          1,292                140
1150 Feehanville Drive                   Mount Prospect, IL                       260          1,437                103
851 Feehanville Drive                    Mount Prospect, IL                       269          1,487                 94
1200 Business Center Drive               Mount Prospect, IL                       765          4,237                378
1331 Business Center Drive               Mount Prospect, IL                       235          1,303                133
1601 Feehanville Drive                   Mount Prospect, IL                       434          2,402                274
3627 Stern Avenue                          St. Charles, IL                        187          1,034                 15
301-329 Airport Blvd                      North Aurora, IL                        570          3,156                177
19W661 101st Street                          Lemont, IL                         1,200          6,643                 58
19W751 101st Street                          Lemont, IL                           789          4,368                 31
1661 Feehanville Drive                   Mount Prospect, IL                       985          5,455                390

CINCINNATI
9900-9970 Princeton                        Cincinnati, OH        (c)              545          3,088              1,144
2940 Highland Avenue                       Cincinnati, OH        (c)            1,717          9,730              1,357
4700-4750 Creek Road                       Cincinnati, OH        (c)            1,080          6,118                741
12072 Best Place                           Springboro, OH                         426              -              3,327
901 Pleasant Valley Drive                  Springboro, OH                         304          1,721                301
4440 Mulhauser Road                        Cincinnati, OH                       1,067             39              5,116
4434 Mulhauser Road                        Cincinnati, OH                         444             16              4,347
9449 Glades Drive                           Hamilton, OH                          464              -              3,744

CLEVELAND
6675 Parkland Blvd                          Cleveland, OH                         548          3,103                173

COLUMBUS
3800 Lockbourne Industrial Parkway (s)      Columbus, OH                        1,133          6,421                 68
3880 Groveport Road (s)                     Columbus, OH                        2,145         12,154               (920)
1819 North Walcutt Road (s)                 Columbus, OH                          810          4,590               (901)
4300 Cemetery Road (s)                      Hilliard, OH                        1,103          6,248             (1,685)
4115 Leap Road (h)                          Hilliard, OH                          758          4,297                164
3300 Lockbourne                             Columbus, OH                          708          3,920                253

DALLAS
1275-1281 Roundtable Drive                   Dallas, TX                           148            839                  4
2406-2416 Walnut Ridge                       Dallas, TX                           178          1,006                135
12750 Perimiter Drive                        Dallas, TX                           638          3,618                209
1324-1343 Roundtable Drive                   Dallas, TX                           178          1,006                276
1405-1409 Avenue II East                  Grand Prairie, TX                        93            530                125
2651-2677 Manana                             Dallas, TX                           266          1,510                331
2401-2419 Walnut Ridge                       Dallas, TX                           148            839                 46
4248-4252 Simonton                        Farmers Ranch, TX                       888          5,032                389
900-906 Great Southwest Pkwy                Arlington, TX                         237          1,342                418
2179 Shiloh Road                             Garland, TX                          251          1,424                 63
2159 Shiloh Road                             Garland, TX                          108            610                 44
2701 Shiloh Road                             Garland, TX                          818          4,636                825
12784 Perimeter Drive (i)                    Dallas, TX                           350          1,986                491
3000 West Commerce                           Dallas, TX                           456          2,584                504
3030 Hansboro                                Dallas, TX                           266          1,510                452
5222 Cockrell Hill                           Dallas, TX                           296          1,677                381
405-407 113th                               Arlington, TX                         181          1,026                101
816 111th Street                            Arlington, TX                         251          1,421                 62
1017-25 Jacksboro Highway                  Fort Worth, TX                          97            537                164


                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------           Accumulated
                                               Building and                          Depreciation   Year Built/   Depreciable
                                    Land       Improvements       Total                12/31/01      Renovated    Lives (Years)
Building Address                    ----       ------------       -----                --------      ---------    -------------
----------------
Atlanta
405 East Shawmut                        369          2,117           2,486                  247       1965          (o)
1010-50 Sesame Street                 1,003          5,921           6,924                  576       1976          (o)
5555 West 70th Place                    157          1,107           1,264                  101       1973          (o)
3200-3250 South St. Louis (h)           113          1,610           1,723                  427       1968          (o)
3110-3130 South St. Louis               117            699             816                   78       1968          (o)
7301 South Hamlin                       151          1,186           1,337                  109    1975/1986        (o)
7401 South Pulaski                      669          4,884           5,553                  505    1975/1986        (o)
7501 S. Pulaski                         318          3,055           3,373                  356    1975/1986        (o)
385 Fenton Lane                         884          5,071           5,955                  503       1990          (o)
335 Crossroad Parkway                 1,599          9,797          11,396                1,049       1996          (o)
10435 Seymour Avenue                    190          1,638           1,828                  180    1967/1974        (o)
905 Paramount                           252          1,728           1,980                  165       1977          (o)
1005 Paramount                          293          1,932           2,225                  189       1978          (o)
34-45 Lake Street                       455          2,749           3,204                  265       1978          (o)
2120-24 Roberts                         229          1,465           1,694                  160       1960          (o)
4309 South Morgan Street                784          4,782           5,566                  435       1975          (o)
405-17 University Drive                 267          1,610           1,877                  145    1977/1978        (o)
3575 Stern Avenue                       436          2,431           2,867                   65    1979/1984        (o)
3810 Stern Avenue                       596          3,301           3,897                   89       1985          (o)
315 Kirk road                         1,420          7,862           9,282                  213    1969/1995        (o)
550 Business Center Drive               282          1,563           1,845                   42       1984          (o)
700 Business Center Drive               288          1,595           1,883                   43       1980          (o)
555 Business Center Drive               252          1,439           1,691                   38       1981          (o)
800 Business Center Drive               666          3,692           4,358                   99    1988/1999        (o)
580 Slawin Court                        254          1,411           1,665                   38       1985          (o)
1150 Feehanville Drive                  273          1,527           1,800                   41       1983          (o)
851 Feehanville Drive                   283          1,567           1,850                   42       1983          (o)
1200 Business Center Drive              814          4,566           5,380                  126    1988/2000        (o)
1331 Business Center Drive              255          1,416           1,671                   38       1985          (o)
1601 Feehanville Drive                  468          2,642           3,110                   70    1986/2000        (o)
3627 Stern Avenue                       189          1,047           1,236                   28       1979          (o)
301-329 Airport Blvd                    593          3,310           3,903                   48       1997          (o)
19W661 101st Street                   1,206          6,695           7,901                   42       1988          (o)
19W751 101st Street                     794          4,394           5,188                   27       1991          (o)
1661 Feehanville Drive                1,044          5,786           6,830                  156       1986          (o)

CINCINNATI
9900-9970 Princeton                     566          4,211           4,777                  666       1970          (o)
2940 Highland Avenue                  1,772         11,032          12,804                1,692    1969/1974        (o)
4700-4750 Creek Road                  1,109          6,830           7,939                1,057       1960          (o)
12072 Best Place                        443          3,310           3,753                  490       1984          (o)
901 Pleasant Valley Drive               316          2,010           2,326                  240       1984          (o)
4440 Mulhauser Road                     655          5,567           6,222                  472       1999          (o)

4434 Mulhauser Road                     463          4,344           4,807                  178       1999          (o)
9449 Glades Drive                         1          4,207           4,208                  167       1999          (o)

CLEVELAND
6675 Parkland Blvd                      571          3,253           3,824                  427       1991          (o)

COLUMBUS
3800 Lockbourne Industrial
  Parkway (s)                         1,041          6,581           7,622                1,071       1986          (o)
3880 Groveport Road (s)               1,955         11,424          13,379                1,859       1986          (o)
1819 North Walcutt Road (s)             637          3,862           4,499                  588       1973          (o)
4300 Cemetery Road (s)                  875          4,791           5,666                  653       1968          (o)
4115 Leap Road (h)                      756          4,463           5,219                  407       1977          (o)
3300 Lockbourne                         710          4,171           4,881                  354       1964          (o)

DALLAS
1275-1281 Roundtable Drive              117            874             991                   92       1966          (o)
2406-2416 Walnut Ridge                  183          1,136           1,319                  108       1978          (o)
12750 Perimiter Drive                   660          3,805           4,465                  393       1979          (o)
1324-1343 Roundtable Drive              184          1,276           1,460                  158       1972          (o)
1405-1409 Avenue II East                 98            650             748                   72       1969          (o)
2651-2677 Manana                        275          1,832           2,107                  170       1966          (o)
2401-2419 Walnut Ridge                  153            880           1,033                   89       1978          (o)
4248-4252 Simonton                      920          5,389           6,309                  566       1973          (o)
900-906 Great Southwest Pkwy            270          1,727           1,997                  151       1972          (o)
2179 Shiloh Road                        256          1,482           1,738                  149       1982          (o)
2159 Shiloh Road                        110            652             762                   67       1982          (o)
2701 Shiloh Road                        923          5,356           6,279                  555       1981          (o)
12784 Perimeter Drive (i)               396          2,431           2,827                  242       1981          (o)
3000 West Commerce                      469          3,075           3,544                  277       1980          (o)
3030 Hansboro                           276          1,952           2,228                  209       1971          (o)
5222 Cockrell Hill                      306          2,048           2,354                  185       1973          (o)
405-407 113th                           185          1,123           1,308                  146       1969          (o)
816 111th Street                        258          1,476           1,734                  154       1972          (o)
1017-25 Jacksboro Highway               103            695             798                   47       1970          (o)



                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                  Initial Cost            Completion
                                            Location             (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
7341 Dogwood Park                        Richland Hills, TX                        79            435                 51
7427 Dogwood Park                        Richland Hills, TX                        96            532                 69
7348-54 Tower Street                     Richland Hills, TX                        88            489                 66
7370 Dogwood Park                        Richland Hills, TX                        91            503                 61
7339-41 Tower Street                     Richland Hills, TX                        98            541                 57
7437-45 Tower Street                     Richland Hills, TX                       102            563                 58
7331-59 Airport Freeway                  Richland Hills, TX                       354          1,958                193
7338-60 Dogwood Park                     Richland Hills, TX                       106            587                 81
7450-70 Dogwood Park                     Richland Hills, TX                       106            584                 90
7423-49 Airport Freeway                  Richland Hills, TX                       293          1,621                406
7400 Whitehall Street                    Richland Hills, TX                       109            603                113
1602-1654 Terre Colony                       Dallas, TX                           458          2,596                123
3330 Duncanville Road                        Dallas, TX                           197          1,114                 17
2001 110th Street                         Grand Prairie, TX                       287          1,624                334
6851-6909 Snowden Road                     Fort Worth, TX                       1,025          5,810                228
2351-2355 Merritt Drive                      Garland, TX                          101            574                 10
10575 Vista Park                             Dallas, TX                           366          2,074                 32
701-735 North Plano Road                   Richardson, TX                         696          3,944                 70
2259 Merritt Drive                           Garland, TX                           96            544                 43
2260 Merritt Drive                           Garland, TX                          319          1,806                 29
2220 Merritt Drive                           Garland, TX                          352          1,993                 34
2010 Merritt Drive                           Garland, TX                          350          1,981                157
2363 Merritt Drive                           Garland, TX                           73            412                  7
2447 Merritt Drive                           Garland, TX                           70            395                  7
2465-2475 Merritt Drive                      Garland, TX                           91            514                  8
2485-2505 Merritt Drive                      Garland, TX                          431          2,440                 39
17919 Waterview Parkway                      Dallas, TX                           833          4,718                 92
2081 Hutton Drive - Bldg 1  (i)             Carrolton, TX                         448          2,540                 92
2150 Hutton Drive                           Carrolton, TX                         192          1,089                102
2110 Hutton Drive                           Carrolton, TX                         374          2,117                 54
2025 McKenzie Drive                         Carrolton, TX                         437          2,478                 31
2019 McKenzie Drive                         Carrolton, TX                         502          2,843                 35
1420 Valwood Parkway - Bldg 1  (h)          Carrolton, TX                         460          2,608                 61
1620 Valwood Parkway (i)                    Carrolton, TX                       1,089          6,173                141
1505 Luna Road - Bldg II                    Carrolton, TX                         167            948                 11
1625 West Crosby Road                       Carrolton, TX                         617          3,498                536
2029-2035 McKenzie Drive                    Carrolton, TX                         330          1,870                144
1840 Hutton Drive  (h)                      Carrolton, TX                         811          4,597                 53
1420 Valwood Pkwy - Bldg II                 Carrolton, TX                         373          2,116                 26
2015 McKenzie Drive                         Carrolton, TX                         510          2,891                 37
2105 McDaniel Drive                         Carrolton, TX                         502          2,844                 34
2009 McKenzie Drive                         Carrolton, TX                         476          2,699                 84
1505 Luna Road - Bldg I                     Carrolton, TX                         521          2,953                 55
1505 Luna Road - Bldg III                   Carrolton, TX                         658          3,728                289
2104 Hutton Drive                           Carrolton, TX                         246          1,393                 19

DAYTON
6094-6104 Executive Blvd                     Dayton, OH                           181          1,025                136
6202-6220 Executive Blvd                     Dayton, OH                           268          1,521                113
6268-6294 Executive Blvd                     Dayton, OH                           255          1,444                174
5749-5753 Executive Blvd                     Dayton, OH                            50            282                 91
6230-6266 Executive Blvd                     Dayton, OH                           271          1,534                364
2200-2224 Sandridge Road                     Moriane, OH                          218          1,233                 96
8119-8137 Uehling Lane                       Dayton, OH                           103            572                 43

DENVER
7100 North Broadway - 1                      Denver, CO                           201          1,141                 274
7100 North Broadway - 2                      Denver, CO                           203          1,150                 281
7100 North Broadway - 3                      Denver, CO                           139            787                  95
7100 North Broadway - 5                      Denver, CO                           180          1,018                 133
7100 North Broadway - 6                      Denver, CO                           269          1,526                 200
20100 East 32nd Avenue Parkway               Aurora, CO                           333          1,888                 286
15700-15820 West 6th Avenue                  Golden, Co                           333          1,887                  94
15850-15884 West 6th Avenue                  Golden, Co                           201          1,139                  55
5454 Washington                              Denver, CO                           154            873                  79
700 West 48th Street                         Denver, CO                           302          1,711                 129
702 West 48th Street                         Denver, CO                           135            763                 161
6425 North Washington                        Denver, CO                           374          2,118                 194
3370 North Peoria Street                     Aurora, CO                           163            924                 175
3390 North Peoria Street                     Aurora, CO                           145            822                  39
3508-3538 North Peoria Street                Aurora, CO                           260          1,472                  72
3568 North Peoria Street                     Aurora, CO                           222          1,260                 109
4785 Elati                                   Denver, CO                           173            981                 104
4770 Fox Street                              Denver, CO                           132            750                  50
1550 W. Evans                                Denver, CO                           388          2,200                 262
3751-71 Revere Street                        Denver, CO                           262          1,486                  72
3871 Revere                                  Denver, CO                           361          2,047                  58




                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------           Accumulated
                                               Building and                          Depreciation   Year Built/   Depreciable
                                    Land       Improvements       Total                12/31/01      Renovated    Lives (Years)
Building Address                    ----       ------------       -----                --------      ---------    -------------
----------------
7341 Dogwood Park                         84            481             565                   37       1973          (o)
7427 Dogwood Park                        102            595             697                   46       1973          (o)
7348-54 Tower Street                      94            549             643                   43       1978          (o)
7370 Dogwood Park                         96            559             655                   43       1987          (o)
7339-41 Tower Street                     104            592             696                   47       1980          (o)
7437-45 Tower Street                     108            615             723                   48       1977          (o)
7331-59 Airport Freeway                  372          2,133           2,505                  179       1987          (o)
7338-60 Dogwood Park                     112            662             774                   60       1978          (o)
7450-70 Dogwood Park                     112            668             780                   71       1985          (o)
7423-49 Airport Freeway                  308          2,012           2,320                  169       1985          (o)
7400 Whitehall Street                    115            710             825                   68       1981          (o)
1602-1654 Terre Colony                   468          2,709           3,177                  131       1987          (o)
3330 Duncanville Road                    199          1,129           1,328                   35     1973/93         (o)
2001 110th Street                        290          1,955           2,245                   52     1985/86         (o)
6851-6909 Snowden Road                 1,038          6,025           7,063                  218       1986          (o)
2351-2355 Merritt Drive                  103            582             685                   18       1988          (o)
10575 Vista Park                         371          2,101           2,472                   66     1972/94         (o)
701-735 North Plano Road                 705          4,005           4,710                  125       1986          (o)
2259 Merritt Drive                        97            586             683                   27     1986/99         (o)
2260 Merritt Drive                       323          1,831           2,154                   57    1986/2000        (o)
2220 Merritt Drive                       356          2,023           2,379                   63       1986          (o)
2010 Merritt Drive                       354          2,134           2,488                   79       1986          (o)
2363 Merritt Drive                        74            418             492                   13       1986          (o)
2447 Merritt Drive                        71            401             472                   13       1986          (o)
2465-2475 Merritt Drive                   92            521             613                   16       1986          (o)
2485-2505 Merritt Drive                  436          2,474           2,910                   77       1987          (o)
17919 Waterview Parkway                  843          4,800           5,643                  152       1986          (o)
2081 Hutton Drive - Bldg 1  (i)          453          2,627           3,080                   67       1981          (o)
2150 Hutton Drive                        194          1,189           1,383                   29       1980          (o)
2110 Hutton Drive                        377          2,168           2,545                   54       1985          (o)
2025 McKenzie Drive                      442          2,504           2,946                   63       1985          (o)
2019 McKenzie Drive                      507          2,873           3,380                   72       1985          (o)
1420 Valwood Parkway - Bldg 1  (h)       466          2,663           3,129                   68       1986          (o)
1620 Valwood Parkway (i)               1,100          6,303           7,403                  156       1986          (o)
1505 Luna Road - Bldg II                 169            957           1,126                   24       1988          (o)
1625 West Crosby Road                    631          4,020           4,651                  133       1988          (o)
2029-2035 McKenzie Drive                 333          2,011           2,344                   45       1985          (o)
1840 Hutton Drive  (h)                   819          4,642           5,461                  106       1986          (o)
1420 Valwood Pkwy - Bldg II              377          2,138           2,515                   49       1986          (o)
2015 McKenzie Drive                      516          2,922           3,438                   67       1986          (o)
2105 McDaniel Drive                      507          2,873           3,380                   60       1986          (o)
2009 McKenzie Drive                      481          2,778           3,259                   69       1987          (o)
1505 Luna Road - Bldg I                  529          3,000           3,529                   62       1988          (o)
1505 Luna Road - Bldg III                664          4,011           4,675                   97       1988          (o)
2104 Hutton Drive                        249          1,409           1,658                   35       1990          (o)

DAYTON
6094-6104 Executive Blvd                 184          1,158           1,342                  182       1975          (o)
6202-6220 Executive Blvd                 275          1,627           1,902                  233       1976          (o)
6268-6294 Executive Blvd                 262          1,611           1,873                  257       1989          (o)
5749-5753 Executive Blvd                  53            370             423                   83       1975          (o)
6230-6266 Executive Blvd                 280          1,889           2,169                  359       1979          (o)
2200-2224 Sandridge Road                 223          1,324           1,547                  163       1983          (o)
8119-8137 Uehling Lane                   103            615             718                   48       1978          (o)

DENVER
7100 North Broadway - 1                  215          1,401           1,616                  193       1978          (o)
7100 North Broadway - 2                  204          1,430           1,634                  204       1978          (o)
7100 North Broadway - 3                  140            881           1,021                  121       1978          (o)
7100 North Broadway - 5                  178          1,153           1,331                  182       1978          (o)
7100 North Broadway - 6                  271          1,724           1,995                  230       1978          (o)
20100 East 32nd Avenue Parkway           314          2,193           2,507                  446       1997          (o)
15700-15820 West 6th Avenue              318          1,996           2,314                  226       1978          (o)
15850-15884 West 6th Avenue              206          1,189           1,395                  131       1978          (o)
5454 Washington                          156            950           1,106                  128       1985          (o)
700 West 48th Street                     307          1,835           2,142                  209       1984          (o)
702 West 48th Street                     139            920           1,059                  139       1984          (o)
6425 North Washington                    385          2,301           2,686                  251       1983          (o)
3370 North Peoria Street                 163          1,099           1,262                  199       1978          (o)
3390 North Peoria Street                 147            859           1,006                  102       1978          (o)
3508-3538 North Peoria Street            264          1,540           1,804                  184       1978          (o)
3568 North Peoria Street                 225          1,366           1,591                  181       1978          (o)
4785 Elati                               175          1,083           1,258                  137       1972          (o)
4770 Fox Street                          134            798             932                   93       1972          (o)
1550 W. Evans                            385          2,465           2,850                  254       1975          (o)
3751-71 Revere Street                    267          1,553           1,820                  176       1980          (o)
3871 Revere                              368          2,098           2,466                  223       1980          (o)


                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                            Location             (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------

5454 Havana Street                           Denver, CO                           204          1,156             36
5500 Havana Street                           Denver, CO                           167            946             20
4570 Ivy Street                              Denver, CO                           219          1,239            198
5855 Stapleton Drive North                   Denver, CO                           288          1,630             74
5885 Stapleton Drive North                   Denver, CO                           376          2,129            124
5200-5280 North Broadway                     Denver, CO                           169            960            113
5977-5995 North Broadway                     Denver, CO                           268          1,518             40
2952-5978 North Broadway                     Denver, CO                           414          2,346            532
6400 North Broadway                          Denver, CO                           318          1,804             90
875 Parfer Street                           Lakewood, CO                          288          1,633            101
4721 Ironton Street                          Denver, CO                           232          1,313            688
833 Parfer Street                           Lakewood, CO                          196          1,112             67
11005 West 8th Avenue                       Lakewood, CO                          102            580             58
7100 North Broadway - 7                      Denver, CO                           215          1,221            224
7100 North Broadway - 8                      Denver, CO                            79            448            203
6804 East 48th Avenue                        Denver, CO                           253          1,435             83
445 Bryant Street                            Denver, CO                         1,831         10,219          1,223
East 47th Drive - A                          Denver, CO                           474          2,689            121
7025 South Revere Parkway                    Denver, CO                           558          3,177            174
9500 West 49th Street - A                  Wheatridge, CO                         283          1,625             20
9500 West 49th Street - B                  Wheatridge, CO                         225          1,272             16
9500 West 49th Street - C                  Wheatridge, CO                         602          3,409             17
9500 West 49th Street - D                  Wheatridge, CO                         271          1,537            172
8100 South Park Way - A                     Littleton, CO                         442          2,507            314
8100 South Park Way - B                     Littleton, CO                         103            582            155
8100 South Park Way - C                     Littleton, CO                         568          3,219            159
451-591 East 124th Avenue                   Littleton, CO                         383          2,145             36
608 Garrison Street                         Lakewood, CO                          265          1,501            258
610 Garrison Street                         Lakewood, CO                          264          1,494            281
1111 West Evans (A&C)                        Denver, CO                           233          1,321            119
1111 West Evans (B)                          Denver, CO                            30            169              5
15000 West 6th Avenue                        Golden, Co                           913          5,174            456
14998 West 6th Avenue Bldg E                 Golden, Co                           565          3,199             84
14998 West 6th Avenue Bldg F                Englewood, CO                         269          1,525            152
12503 East Euclid Drive                      Denver, CO                         1,219          6,905            318
6547 South Racine Circle                     Denver, CO                           748          4,241            288
7800 East Iliff Avenue                       Denver, CO                           188          1,067             38
2369 South Trenton Way                       Denver, CO                           292          1,656            175
2370 South Trenton Way                       Denver, CO                           200          1,132            113
2422 S. Trenton Way                          Denver, CO                           241          1,364             94
2452 South Trenton Way                       Denver, CO                           421          2,386             96
651 Topeka Way                               Denver, CO                           194          1,099             58
680 Atchinson Way                            Denver, CO                           194          1,099             46
8122 South Park Lane - A                    Littleton, CO                         394          2,232            190
8122 South Park Lane - B                    Littleton, CO                         186          1,054             43
1600 South Abilene                           Aurora, CO                           465          2,633             56
1620 South Abilene                           Aurora, CO                           268          1,520            108
1640 South Abilene                           Aurora, CO                           368          2,085             82
13900 East Florida Ave                       Aurora, CO                           189          1,071             62
4301 South Federal Boulevard                Englewood, CO                         237          1,341             81
14401-14492 East 33rd Place                  Aurora, CO                           445          2,519            175
11701 East 53rd Avenue                       Denver, CO                           416          2,355             62
5401 Oswego Street                           Denver, CO                           273          1,547            125
3811 Joliet                                  Denver, CO                           735          4,166            131
2630 West 2nd Avenue                         Denver, CO                            51            286              5
2650 West 2nd Avenue                         Denver, CO                           221          1,252             51
14818 West 6th Avenue Bldg A                 Golden, Co                           494          2,799            224
14828 West 6th Avenue Bldg B                 Golden, Co                           519          2,942            182
12055 E. 49th Ave/4955 Peoria                Denver, CO                           298          1,688            305
4940-4950 Paris                              Denver, CO                           152            861             41
4970 Paris                                   Denver, CO                            95            537             41
5010 Paris                                   Denver, CO                            89            505             19
7367 South Revere Parkway                   Englewood, CO                         926          5,124            158
10311 W. Hampden Ave                        Lakewood, CO                          577          2,984            201
9197 6th Avenue                             Lakewood, CO                          375              -          2,543
8200 East Park Meadows Drive (h)            Lone Tree, CO                       1,297          7,348            256
3250 Quentin (h)                             Aurora, CO                         1,220          6,911             78
11585 E. 53rd Ave. (h)                       Denver, CO                         1,770         10,030             54
10500 East 54th Ave. (i)                     Denver, CO                         1,253          7,098             41

DES MOINES
4121 McDonald Avenue (s)                   Des Moines, IA                         390          2,931            654
4141 McDonald Avenue (s)                   Des Moines, IA                         706          5,518           (122)
4161 McDonald Avenue (s)                   Des Moines, IA                         389          3,046            655

DETROIT
238 Executive Drive                           Troy, MI                             52            173            479




                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------           Accumulated
                                               Building and                          Depreciation   Year Built/   Depreciable
                                    Land       Improvements       Total                12/31/01      Renovated    Lives (Years)
Building Address                    ----       ------------       -----                --------      ---------    -------------
----------------
5454 Havana Street                       207          1,189           1,396                  126       1980          (o)
5500 Havana Street                       169            964           1,133                  102       1980          (o)
4570 Ivy Street                          220          1,436           1,656                  181       1985          (o)
5855 Stapleton Drive North               290          1,702           1,992                  187       1985          (o)
5885 Stapleton Drive North               380          2,249           2,629                  252       1985          (o)
5200-5280 North Broadway                 171          1,071           1,242                  125       1977          (o)
5977-5995 North Broadway                 271          1,555           1,826                  171       1978          (o)
2952-5978 North Broadway                 422          2,870           3,292                  299       1978          (o)
6400 North Broadway                      325          1,887           2,212                  198       1982          (o)
875 Parfer Street                        293          1,729           2,022                  182       1975          (o)
4721 Ironton Street                      236          1,997           2,233                  158       1969          (o)
833 Parfer Street                        199          1,176           1,375                  126       1974          (o)
11005 West 8th Avenue                    104            636             740                   76       1974          (o)
7100 North Broadway - 7                  217          1,443           1,660                  188       1985          (o)
7100 North Broadway - 8                   80            650             730                   90       1985          (o)
6804 East 48th Avenue                    256          1,515           1,771                  159       1973          (o)
445 Bryant Street                      1,829         11,444          13,273                1,084       1960          (o)
East 47th Drive - A                      441          2,843           3,284                  425       1997          (o)
7025 South Revere Parkway                565          3,344           3,909                  457       1997          (o)
9500 West 49th Street - A                286          1,642           1,928                  210       1997          (o)
9500 West 49th Street - B                226          1,287           1,513                  143       1997          (o)
9500 West 49th Street - C                600          3,428           4,028                  386       1997          (o)
9500 West 49th Street - D                246          1,734           1,980                  263       1997          (o)
8100 South Park Way - A                  423          2,840           3,263                  497       1997          (o)
8100 South Park Way - B                  104            736             840                  170       1984          (o)
8100 South Park Way - C                  575          3,371           3,946                  352       1984          (o)
451-591 East 124th Avenue                383          2,181           2,564                  235       1979          (o)
608 Garrison Street                      267          1,757           2,024                  199       1984          (o)
610 Garrison Street                      266          1,773           2,039                  197       1984          (o)
1111 West Evans (A&C)                    236          1,437           1,673                  148       1986          (o)
1111 West Evans (B)                       30            174             204                   19       1986          (o)
15000 West 6th Avenue                    916          5,627           6,543                  620       1985          (o)
14998 West 6th Avenue Bldg E             568          3,280           3,848                  372       1995          (o)
14998 West 6th Avenue Bldg F             271          1,675           1,946                  238       1995          (o)
12503 East Euclid Drive                1,208          7,234           8,442                  849       1986          (o)
6547 South Racine Circle                 739          4,538           5,277                  628       1996          (o)
7800 East Iliff Avenue                   190          1,103           1,293                  127       1983          (o)
2369 South Trenton Way                   294          1,829           2,123                  214       1983          (o)
2370 South Trenton Way                   201          1,244           1,445                  160       1983          (o)
2422 S. Trenton Way                      243          1,456           1,699                  159       1983          (o)
2452 South Trenton Way                   426          2,477           2,903                  278       1983          (o)
651 Topeka Way                           198          1,153           1,351                  118       1985          (o)
680 Atchinson Way                        198          1,141           1,339                  115       1985          (o)
8122 South Park Lane - A                 398          2,418           2,816                  286       1986          (o)
8122 South Park Lane - B                 188          1,095           1,283                  119       1986          (o)
1600 South Abilene                       467          2,687           3,154                  290       1986          (o)
1620 South Abilene                       270          1,626           1,896                  199       1986          (o)
1640 South Abilene                       382          2,153           2,535                  230       1986          (o)
13900 East Florida Ave                   190          1,132           1,322                  125       1986          (o)
4301 South Federal Boulevard             239          1,420           1,659                  180       1997          (o)
14401-14492 East 33rd Place              440          2,699           3,139                  307       1979          (o)
11701 East 53rd Avenue                   422          2,411           2,833                  257       1985          (o)
5401 Oswego Street                       278          1,667           1,945                  201       1985          (o)
3811 Joliet                              752          4,280           5,032                  320       1977          (o)
2630 West 2nd Avenue                      51            291             342                   32       1970          (o)
2650 West 2nd Avenue                     223          1,301           1,524                  142       1970          (o)
14818 West 6th Avenue Bldg A             468          3,049           3,517                  404       1985          (o)
14828 West 6th Avenue Bldg B             503          3,140           3,643                  393       1985          (o)
12055 E. 49th Ave/4955 Peoria            305          1,986           2,291                  240       1984          (o)
4940-4950 Paris                          156            898           1,054                   89       1984          (o)
4970 Paris                                97            576             673                   59       1984          (o)
5010 Paris                                91            522             613                   52       1984          (o)
7367 South Revere Parkway                934          5,274           6,208                  544       1997          (o)
10311 W. Hampden Ave                     578          3,184           3,762                  231       1999          (o)
9197 6th Avenue                          375          2,543           2,918                   29       2000          (o)
8200 East Park Meadows Drive (h)       1,304          7,597           8,901                  205       1984          (o)
3250 Quentin (h)                       1,230          6,979           8,209                  189    1984/2000        (o)
11585 E. 53rd Ave. (h)                 1,780         10,074          11,854                   61       1984          (o)
10500 East 54th Ave. (i)               1,260          7,132           8,392                   44       1986          (o)

DES MOINES
4121 McDonald Avenue (s)                 402          3,573           3,975                  502       1977          (o)
4141 McDonald Avenue (s)                 649          5,453           6,102                  961       1976          (o)
4161 McDonald Avenue (s)                 443          3,647           4,090                  660       1979          (o)

DETROIT
238 Executive Drive                      100            604             704                  376       1973          (o)


                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                            Location             (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
256 Executive Drive                           Troy, MI                             44            146                442
301 Executive Drive                           Troy, MI                             71            293                614
449 Executive Drive                           Troy, MI                            125            425                959
501 Executive Drive                           Troy, MI                             71            236                644
451 Robbins Drive                             Troy, MI                             96            448                990
800 Stephenson Highway                        Troy, MI                            558          2,341              2,203
1035 Crooks Road                              Troy, MI                            114            414                543
1095 Crooks Road                              Troy, MI                            331          1,017              1,018
1416 Meijer Drive                             Troy, MI                             94            394                390
1624 Meijer Drive                             Troy, MI                            236          1,406                995
1972 Meijer Drive                             Troy, MI                            315          1,301                721
1621 Northwood Drive                          Troy, MI                             85            351              1,039
1707 Northwood Drive                          Troy, MI                             95            262              1,154
1788 Northwood Drive                          Troy, MI                             50            196                461
1821 Northwood Drive                          Troy, MI                            132            523                743
1826 Northwood Drive                          Troy, MI                             55            208                394
1864 Northwood Drive                          Troy, MI                             57            190                469
1921 Northwood Drive                          Troy, MI                            135            589              1,345
2277 Elliott Avenue                           Troy, MI                             48            188                515
2451 Elliott Avenue                           Troy, MI                             78            319                839
2730 Research Drive                      Rochester Hills, MI                      915          4,215                717
2791 Research Drive                      Rochester Hills, MI                      557          2,731                288
2871 Research Drive                      Rochester Hills, MI                      324          1,487                378
2911 Research Drive                      Rochester Hills, MI                      505          2,136                397
3011 Research Drive                      Rochester Hills, MI                      457          2,104                349
2870 Technology Drive                    Rochester Hills, MI                      275          1,262                237
2900 Technology Drive                    Rochester Hills, MI                      214            977                492
2920 Technology Drive                    Rochester Hills, MI                      149            671                154
2930 Technology Drive                    Rochester Hills, MI                      131            594                386
2950 Technology Drive                    Rochester Hills, MI                      178            819                303
23014 Commerce Drive                    Farmington Hills, MI                       39            203                193
23028 Commerce Drive                    Farmington Hills, MI                       98            507                439
23035 Commerce Drive                    Farmington Hills, MI                       71            355                215
23042 Commerce Drive                    Farmintgon Hills, MI                       67            277                331
23065 Commerce Drive                    Farmington Hills, MI                       71            408                214
23070 Commerce Drive                    Farmington Hills, MI                      112            442                668
23079 Commerce Drive                    Farmington Hills, MI                       68            301                221
23093 Commerce Drive                    Farmington Hills, MI                      211          1,024                787
23135 Commerce Drive                    Farmington Hills, MI                      146            701                283
23163 Commerce Drive                    Farmington Hills, MI                      111            513                318
23177 Commerce Drive                    Farmington Hills, MI                      175          1,007                747
23206 Commerce Drive                    Farmington Hills, MI                      125            531                625
23290 Commerce Drive                    Farmington Hills, MI                      124            707                640
23370 Commerce Drive                    Farmington Hills, MI                       59            233                164
21477 Bridge Street                        Southfield, MI                         244          1,386                297
32450 N Avis Drive                       Madison Heights, MI                      281          1,590                547
32200 N Avis Drive                       Madison Heights, MI                      408          2,311                156
11866 Hubbard                                Livonia, MI                          189          1,073                 29
12050-12300 Hubbard  (h)                     Livonia, MI                          425          2,410                525
38220 Plymouth Road                          Livonia, MI                          756              -              5,386
38300 Plymouth Road                          Livonia, MI                          729              -              4,803
12707 Eckles Road                       Plymouth Township, MI                     255          1,445                110
9300-9328 Harrison Rd                        Romulus, MI                          147            834                166
9330-9358 Harrison Rd                        Romulus, MI                           81            456                243
28420-28448 Highland Rd                      Romulus, MI                          143            809                196
28450-28478 Highland Rd                      Romulus, MI                           81            461                320
28421-28449 Highland Rd                      Romulus, MI                          109            617                287
28451-28479 Highland Rd                      Romulus, MI                          107            608                165
28825-28909 Highland Rd                      Romulus, MI                           70            395                153
28933-29017 Highland Rd                      Romulus, MI                          112            634                210
28824-28908 Highland Rd                      Romulus, MI                          134            760                399
28932-29016 Highland Rd                      Romulus, MI                          123            694                229
9710-9734 Harrison Rd                        Romulus, MI                          125            706                142
9740-9772 Harrison Rd                        Romulus, MI                          132            749                197
9840-9868 Harrison Rd                        Romulus, MI                          144            815                160
9800-9824 Harrison Rd                        Romulus, MI                          117            664                191
29265-29285 Airport Dr                       Romulus, MI                          140            794                301
29185-29225 Airport Dr                       Romulus, MI                          140            792                324
29149-29165 Airport Dr                       Romulus, MI                          216          1,225                342
29101-29115 Airport Dr                       Romulus, MI                          130            738                265
29031-29045 Airport Dr                       Romulus, MI                          124            704                162
29050-29062 Airport Dr                       Romulus, MI                          127            718                186
29120-29134 Airport Dr                       Romulus, MI                          161            912                410
29200-29214 Airport Dr                       Romulus, MI                          170            963                342
9301-9339 Middlebelt Rd                      Romulus, MI                          124            703                155
26980 Trolley Industrial Drive               Taylor, MI                           450          2,550                797
12050-12200 Farmington Road                  Livonia, MI                          201          1,115                224

                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------          Accumulated
                                               Building and                         Depreciation   Year Built/  Depreciable
                                    Land       Improvements       Total               12/31/01      Renovated   Lives (Years)
Building Address                    ----       ------------       -----               --------      ---------   -------------
----------------
256 Executive Drive                     85            547             632                  313       1974          (o)
301 Executive Drive                    133            845             978                  503       1974          (o)
449 Executive Drive                    218          1,291           1,509                  728       1975          (o)
501 Executive Drive                    129            822             951                  348       1984          (o)
451 Robbins Drive                      192          1,342           1,534                  772       1975          (o)
800 Stephenson Highway                 654          4,448           5,102                2,497       1979          (o)
1035 Crooks Road                       143            928           1,071                  498       1980          (o)
1095 Crooks Road                       360          2,006           2,366                  912       1986          (o)
1416 Meijer Drive                      121            757             878                  393       1980          (o)
1624 Meijer Drive                      373          2,264           2,637                1,051       1984          (o)
1972 Meijer Drive                      372          1,965           2,337                  891       1985          (o)
1621 Northwood Drive                   215          1,260           1,475                  828       1977          (o)
1707 Northwood Drive                   239          1,272           1,511                  632       1983          (o)
1788 Northwood Drive                   103            604             707                  383       1977          (o)
1821 Northwood Drive                   220          1,178           1,398                  723       1977          (o)
1826 Northwood Drive                   103            554             657                  338       1977          (o)
1864 Northwood Drive                   107            609             716                  370       1977          (o)
1921 Northwood Drive                   291          1,778           2,069                1,039       1977          (o)
2277 Elliott Avenue                    104            647             751                  353       1975          (o)
2451 Elliott Avenue                    164          1,072           1,236                  671       1974          (o)
2730 Research Drive                    903          4,944           5,847                2,178       1988          (o)
2791 Research Drive                    560          3,016           3,576                1,258       1991          (o)
2871 Research Drive                    327          1,862           2,189                  732       1991          (o)
2911 Research Drive                    504          2,534           3,038                1,067       1992          (o)
3011 Research Drive                    457          2,453           2,910                1,084       1988          (o)
2870 Technology Drive                  279          1,495           1,774                  660       1988          (o)
2900 Technology Drive                  219          1,464           1,683                  687       1992          (o)
2920 Technology Drive                  153            821             974                  331       1992          (o)
2930 Technology Drive                  138            973           1,111                  393       1991          (o)
2950 Technology Drive                  185          1,115           1,300                  488       1991          (o)
23014 Commerce Drive                    56            379             435                  171       1983          (o)
23028 Commerce Drive                   125            919           1,044                  495       1983          (o)
23035 Commerce Drive                    93            548             641                  252       1983          (o)
23042 Commerce Drive                    89            586             675                  307       1983          (o)
23065 Commerce Drive                    93            600             693                  269       1983          (o)
23070 Commerce Drive                   125          1,097           1,222                  530       1983          (o)
23079 Commerce Drive                    79            511             590                  241       1983          (o)
23093 Commerce Drive                   295          1,727           2,022                  825       1983          (o)
23135 Commerce Drive                   158            972           1,130                  431       1986          (o)
23163 Commerce Drive                   138            804             942                  348       1986          (o)
23177 Commerce Drive                   254          1,675           1,929                  768       1986          (o)
23206 Commerce Drive                   137          1,144           1,281                  621       1985          (o)
23290 Commerce Drive                   210          1,261           1,471                  654       1980          (o)
23370 Commerce Drive                    66            390             456                  212       1980          (o)
21477 Bridge Street                    253          1,674           1,927                  333       1986          (o)
32450 N Avis Drive                     286          2,132           2,418                  388       1974          (o)
32200 N Avis Drive                     411          2,464           2,875                  394       1973          (o)
11866 Hubbard                          191          1,100           1,291                  163       1979          (o)
12050-12300 Hubbard  (h)               428          2,932           3,360                  617       1981          (o)
38220 Plymouth Road                    706          5,436           6,142                  515       1988          (o)
38300 Plymouth Road                    835          4,697           5,532                  449       1997          (o)
12707 Eckles Road                      267          1,543           1,810                  209       1990          (o)
9300-9328 Harrison Rd                  154            993           1,147                  131       1978          (o)
9330-9358 Harrison Rd                   85            695             780                  127       1978          (o)
28420-28448 Highland Rd                149            999           1,148                  139       1979          (o)
28450-28478 Highland Rd                 85            777             862                  125       1979          (o)
28421-28449 Highland Rd                114            899           1,013                  150       1980          (o)
28451-28479 Highland Rd                112            768             880                  104       1980          (o)
28825-28909 Highland Rd                 73            545             618                   95       1981          (o)
28933-29017 Highland Rd                117            839             956                  149       1982          (o)
28824-28908 Highland Rd                140          1,153           1,293                  155       1982          (o)
28932-29016 Highland Rd                128            918           1,046                  180       1982          (o)
9710-9734 Harrison Rd                  130            843             973                  143       1987          (o)
9740-9772 Harrison Rd                  138            940           1,078                  190       1987          (o)
9840-9868 Harrison Rd                  151            968           1,119                  141       1987          (o)
9800-9824 Harrison Rd                  123            849             972                  122       1987          (o)
29265-29285 Airport Dr                 147          1,088           1,235                  133       1983          (o)
29185-29225 Airport Dr                 146          1,110           1,256                  165       1983          (o)
29149-29165 Airport Dr                 226          1,557           1,783                  202       1984          (o)
29101-29115 Airport Dr                 136            997           1,133                  149       1985          (o)
29031-29045 Airport Dr                 130            860             990                  104       1985          (o)
29050-29062 Airport Dr                 133            898           1,031                  121       1986          (o)
29120-29134 Airport Dr                 169          1,314           1,483                  200       1986          (o)
29200-29214 Airport Dr                 178          1,297           1,475                  154       1985          (o)
9301-9339 Middlebelt Rd                130            852             982                  110       1983          (o)
26980 Trolley Industrial Drive         463          3,334           3,797                  308       1997          (o)
12050-12200 Farmington Road            215          1,325           1,540                  130       1973          (o)


                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                             Location            (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
33200 Capitol Avenue                         Livonia, MI                          236          1,309                186
32975 Capitol Avenue                         Livonia, MI                          135            748                 93
2725 S. Industrial Highway                  Ann Arbor, MI                         660          3,654                543
32920 Capitol Avenue                         Livonia, MI                           76            422                 86
11862 Brookfield Avenue                      Livonia, MI                           85            471                127
11923 Brookfield Avenue                      Livonia, MI                          120            665                459
11965 Brookfield Avenue                      Livonia, MI                          120            665                 77
34005 Schoolcraft Road                       Livonia, MI                          107            592                 86
13405 Stark Road                             Livonia, MI                           46            254                 34
1170 Chicago Road                             Troy, MI                            249          1,380                143
1200 Chicago Road                             Troy, MI                            268          1,483                141
450 Robbins Drive                             Troy, MI                            166            920                 92
1230 Chicago Road                             Troy, MI                            271          1,498                142
12886 Westmore Avenue                        Livonia, MI                          190          1,050                198
12898 Westmore Avenue                        Livonia, MI                          190          1,050                188
33025 Industrial Road                        Livonia, MI                           80            442                 85
2002 Stephenson Highway                       Troy, MI                            179            994                189
47711 Clipper Street                      Plymouth Twsp, MI                       539          2,983                266
32975 Industrial Road                        Livonia, MI                          160            887                115
32985 Industrial Road                        Livonia, MI                          137            761                 87
32995 Industrial Road                        Livonia, MI                          160            887                 90
12874 Westmore Avenue                        Livonia, MI                          137            761                125
33067 Industrial Road                        Livonia, MI                          160            887                112
1775 Bellingham                               Troy, MI                            344          1,902                274
1785 East Maple                               Troy, MI                             92            507                 83
1807 East Maple                               Troy, MI                            321          1,775                186
9800 Chicago Road                             Troy, MI                            206          1,141                103
1840 Enterprise Drive                    Rochester Hills, MI                      573          3,170                277
1885 Enterprise Drive                    Rochester Hills, MI                      209          1,158                110
1935-55 Enterprise Drive                 Rochester Hills, MI                    1,285          7,144                823
5500 Enterprise Court                        Warren, MI                           675          3,737                447
750 Chicago Road                              Troy, MI                            323          1,790                273
800 Chicago Road                              Troy, MI                            283          1,567                287
850 Chicago Road                              Troy, MI                            183          1,016                168
2805 S. Industrial Highway                  Ann Arbor, MI                         318          1,762                188
6833 Center Drive                       Sterling Heights, MI                      467          2,583                206
22731 Newman Street                         Dearborn, MI                          542          3,001                210
32201 North Avis Drive                   Madison Heights, MI                      345          1,911                102
1100 East Mandoline Road                 Madison Heights, MI                      888          4,915                964
30081 Stephenson Highway                 Madison Heights, MI                      271          1,499                348
1120 John A. Papalas Drive (i)            Lincoln Park, MI                        586          3,241                599
4872 S. Lapeer Road                      Lake Orion Twsp, MI                    1,342          5,441                238
775 James L. Hart Parkway                   Ypsilanti, MI                         348          1,536                871
1400 Allen Drive                              Troy, MI                            209          1,154                119
1408 Allen Drive                              Troy, MI                            151            834                 29
1305 Stephenson Hwy                           Troy, MI                            345          1,907                 77
32505 Industrial Drive                   Madison Heights, MI                      345          1,910                 44
1799-1813 Northfield Drive (h)           Rochester Hills, MI                      481          2,665                 70

GRAND RAPIDS
2 84th Street SW (r)                      Grand Rapids, MI                        117            685                240
100 84th Street SW (r)                    Grand Rapids, MI                        255          1,477               (124)
511 76th Street SW (r)                    Grand Rapids, MI                        758          4,355               (219)
553 76th Street SW (r)                    Grand Rapids, MI                         32            191                164
555 76th Street SW (r)                    Grand Rapids, MI                        776          4,458               (277)
2935 Walkent Court NW (r)                 Grand Rapids, MI                        285          1,663                228
3300 Kraft Avenue SE                      Grand Rapids, MI                        838          4,810                232
3366 Kraft Avenue SE                      Grand Rapids, MI                        833          4,780                692
5001 Kendrick Court SE (r)                Grand Rapids, MI                        210          1,221                 82
5050 Kendrick Court SE                    Grand Rapids, MI                      1,721         11,433              4,581
5015 52nd Street SE                       Grand Rapids, MI                        234          1,321                 65
5025 28th Street                          Grand Rapids, MI                         77            488                 28
5079 33rd Street SE (r)                   Grand Rapids, MI                        525          3,018                (58)
5333 33rd Street SE (r)                   Grand Rapids, MI                        480          2,761                (88)
5130 Patterson Avenue SE (r)              Grand Rapids, MI                        137            793                (27)
3395 Kraft Avenue (r)                     Grand Rapids, MI                        214          1,212                (26)
3427 Kraft Avenue (r)                     Grand Rapids, MI                        157            892                (11)

HOUSTON
2102-2314 Edwards Street                     Houston, TX                          348          1,973                943
4545 Eastpark Drive                          Houston, TX                          235          1,331                204
3351 Ranch St                                Houston, TX                          272          1,541                233
3851 Yale St                                 Houston, TX                          413          2,343                300
3337-3347 Ranch Street                       Houston, TX                          227          1,287                281
8505 N Loop East                             Houston, TX                          439          2,489                134
4749-4799 Eastpark Dr                        Houston, TX                          594          3,368                719
4851 Homestead Road                          Houston, TX                          491          2,782                486


                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------           Accumulated                   Costs
                                               Building and                         Depreciation   Year Built/  Depreciable
Building Address                    Land       Improvements       Total               12/31/01      Renovated   Lives (Years)
----------------                    ----       ------------       -----               --------      ---------   -------------
33200 Capitol Avenue                     252          1,479           1,731                  131       1977          (o)
32975 Capitol Avenue                     144            832             976                   80       1978          (o)
2725 S. Industrial Highway               704          4,153           4,857                  498       1997          (o)
32920 Capitol Avenue                      82            502             584                   51       1973          (o)
11862 Brookfield Avenue                   91            592             683                   53       1972          (o)
11923 Brookfield Avenue                  128          1,116           1,244                  173       1973          (o)
11965 Brookfield Avenue                  128            734             862                   75       1973          (o)
34005 Schoolcraft Road                   114            671             785                   62       1981          (o)
13405 Stark Road                          49            285             334                   26       1980          (o)
1170 Chicago Road                        266          1,506           1,772                  135       1983          (o)
1200 Chicago Road                        286          1,606           1,892                  145       1984          (o)
450 Robbins Drive                        178          1,000           1,178                   92       1976          (o)
1230 Chicago Road                        289          1,622           1,911                  146       1996          (o)
12886 Westmore Avenue                    202          1,236           1,438                  112       1981          (o)
12898 Westmore Avenue                    202          1,226           1,428                  115       1981          (o)
33025 Industrial Road                     85            522             607                   45       1980          (o)
2002 Stephenson Highway                  192          1,170           1,362                  102       1986          (o)
47711 Clipper Street                     575          3,213           3,788                  290       1996          (o)
32975 Industrial Road                    171            991           1,162                  105       1984          (o)
32985 Industrial Road                    147            838             985                   75       1985          (o)
32995 Industrial Road                    171            966           1,137                   87       1983          (o)
12874 Westmore Avenue                    147            876           1,023                   76       1984          (o)
33067 Industrial Road                    171            988           1,159                   93       1984          (o)
1775 Bellingham                          367          2,153           2,520                  222       1987          (o)
1785 East Maple                           98            584             682                   52       1985          (o)
1807 East Maple                          342          1,940           2,282                  173       1984          (o)
9800 Chicago Road                        220          1,230           1,450                  111       1985          (o)
1840 Enterprise Drive                    611          3,409           4,020                  307       1990          (o)
1885 Enterprise Drive                    223          1,254           1,477                  113       1990          (o)
1935-55 Enterprise Drive               1,371          7,881           9,252                  766       1990          (o)
5500 Enterprise Court                    721          4,138           4,859                  369       1989          (o)
750 Chicago Road                         345          2,041           2,386                  202       1986          (o)
800 Chicago Road                         302          1,835           2,137                  155       1985          (o)
850 Chicago Road                         196          1,171           1,367                   99       1984          (o)
2805 S. Industrial Highway               340          1,928           2,268                  177       1990          (o)
6833 Center Drive                        493          2,763           3,256                  263       1998          (o)
22731 Newman Street                      547          3,206           3,753                  299       1985          (o)
32201 North Avis Drive                   349          2,009           2,358                  191       1974          (o)
1100 East Mandoline Road                 897          5,870           6,767                  524       1967          (o)
30081 Stephenson Highway                 274          1,844           2,118                  171       1967          (o)
1120 John A. Papalas Drive (i)           593          3,833           4,426                  396       1985          (o)
4872 S. Lapeer Road                    1,412          5,609           7,021                  283       1999          (o)
775 James L. Hart Parkway                604          2,151           2,755                  125       1999          (o)
1400 Allen Drive                         212          1,270           1,482                   33       1979          (o)
1408 Allen Drive                         153            861           1,014                   23       1979          (o)
1305 Stephenson Hwy                      350          1,979           2,329                   53       1979          (o)
32505 Industrial Drive                   351          1,948           2,299                   53       1979          (o)
1799-1813 Northfield Drive (h)           490          2,726           3,216                   74       1980          (o)

GRAND RAPIDS
2 84th Street SW (r)                     107            935           1,042                  225       1986          (o)
100 84th Street SW (r)                   212          1,396           1,608                  367       1979          (o)
511 76th Street SW (r)                   671          4,223           4,894                  977       1986          (o)
553 76th Street SW (r)                    20            367             387                  228       1985          (o)
555 76th Street SW (r)                   720          4,237           4,957                  879       1987          (o)
2935 Walkent Court NW (r)                264          1,912           2,176                  435       1991          (o)
3300 Kraft Avenue SE                     838          5,042           5,880                1,046       1987          (o)
3366 Kraft Avenue SE                     833          5,472           6,305                1,451       1987          (o)
5001 Kendrick Court SE (r)               192          1,321           1,513                  285       1983          (o)
5050 Kendrick Court SE                 1,721         16,014          17,735                3,009       1988          (o)
5015 52nd Street SE                      234          1,386           1,620                  259       1987          (o)
5025 28th Street                          77            516             593                  135       1967          (o)
5079 33rd Street SE (r)                  493          2,992           3,485                  624       1990          (o)
5333 33rd Street SE (r)                  447          2,706           3,153                  629       1991          (o)
5130 Patterson Avenue SE (r)             126            777             903                  161       1987          (o)
3395 Kraft Avenue (r)                    205          1,195           1,400                  122       1985          (o)
3427 Kraft Avenue (r)                    152            886           1,038                   90       1985          (o)

HOUSTON
2102-2314 Edwards Street                 382          2,882           3,264                  372       1961          (o)
4545 Eastpark Drive                      240          1,530           1,770                  151       1972          (o)
3351 Ranch St                            278          1,768           2,046                  173       1970          (o)
3851 Yale St                             425          2,631           3,056                  260       1971          (o)
3337-3347 Ranch Street                   233          1,562           1,795                  189       1970          (o)
8505 N Loop East                         449          2,613           3,062                  255       1981          (o)
4749-4799 Eastpark Dr                    611          4,070           4,681                  380       1979          (o)
4851 Homestead Road                      504          3,255           3,759                  356       1973          (o)

                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                             Location            (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
3365-3385 Ranch Street                       Houston, TX                          284          1,611                153
5050 Campbell Road                           Houston, TX                          461          2,610                265
4300 Pine Timbers                            Houston, TX                          489          2,769                513
7901 Blankenship                             Houston, TX                          136            772                316
2500-2530 Fairway Park Drive                 Houston, TX                          766          4,342                533
6550 Longpointe                              Houston, TX                          362          2,050                431
1815 Turning Basin Dr                        Houston, TX                          487          2,761                472
1819 Turning Basin Dr                        Houston, TX                          231          1,308                407
4545 Mossford Dr                             Houston, TX                          237          1,342                 73
1805 Turning Basin Drive                     Houston, TX                          564          3,197                608
7000 Empire Drive                            Houston, TX         (e)              450          2,552                867
9777 West Gulfbank Drive                     Houston, TX         (e)            1,217          6,899                910
9835A Genard Road                            Houston, TX                        1,505          8,333              1,725
9835B Genard Road                            Houston, TX                          245          1,357                364
10161 Harwin Drive                           Houston, TX                          505          2,861                221
10165 Harwin Drive                           Houston, TX                          218          1,234                405
10175 Harwin Drive                           Houston, TX                          267          1,515                336
100 Donwick Drive                         The Woodlands, TX                       825          4,675                139

INDIANAPOLIS
2400 North Shadeland                      Indianapolis, IN                        142            802                 65
2402 North Shadeland                      Indianapolis, IN                        466          2,640                365
7901 West 21st Street                     Indianapolis, IN                      1,063          6,027                 62
1445 Brookville Way                       Indianapolis, IN       (c)              459          2,603                394
1440 Brookville Way                       Indianapolis, IN       (c)              665          3,770                350
1240 Brookville Way                       Indianapolis, IN       (c)              247          1,402                249
1220 Brookville Way                       Indianapolis, IN       (c)              223             40                 52
1345 Brookville Way                       Indianapolis, IN       (d)              586          3,321                541
1350 Brookville Way                       Indianapolis, IN       (c)              205          1,161                135
1341 Sadlier Circle E Dr                  Indianapolis, IN       (d)              131            743                154
1322-1438 Sadlier Circle E Dr             Indianapolis, IN       (d)              145            822                232
1327-1441 Sadlier Circle E Dr             Indianapolis, IN       (d)              218          1,234                304
1304 Sadlier Circle E Dr                  Indianapolis, IN       (d)               71            405                106
1402 Sadlier Circle E Dr                  Indianapolis, IN       (d)              165            934                210
1504 Sadlier Circle E Dr                  Indianapolis, IN       (d)              219          1,238                128
1311 Sadlier Circle E Dr                  Indianapolis, IN       (d)               54            304                108
1365 Sadlier Circle E Dr                  Indianapolis, IN       (d)              121            688                229
1352-1354 Sadlier Circle E Dr             Indianapolis, IN       (d)              178          1,008                299
1335 Sadlier Circle E Dr                  Indianapolis, IN       (d)               81            460                107
1327 Sadlier Circle E Dr                  Indianapolis, IN       (d)               52            295                 37
1425 Sadlier Circle E Dr                  Indianapolis, IN       (d)               21            117                 29
1230 Brookville Way                       Indianapolis, IN       (c)              103            586                 49
6951 E 30th St                            Indianapolis, IN                        256          1,449                288
6701 E 30th St                            Indianapolis, IN                         78            443                 40
6737 E 30th St                            Indianapolis, IN                        385          2,181                286
1225 Brookville Way                       Indianapolis, IN                         60              -                409
6555 E 30th St                            Indianapolis, IN                        840          4,760              1,069
2432-2436 Shadeland                       Indianapolis, IN                        212          1,199                296
8402-8440 E 33rd St                       Indianapolis, IN                        222          1,260                311
8520-8630 E 33rd St                       Indianapolis, IN                        326          1,848                421
8710-8768 E 33rd St                       Indianapolis, IN                        175            993                343
3316-3346 N. Pagosa Court                 Indianapolis, IN                        325          1,842                314
3331 Raton Court                          Indianapolis, IN                        138            802                 81
6751 E 30th St                            Indianapolis, IN                        728          2,837                146
9210 East 146th Street                     Noblesville, IN                        466            684                 58
5902 Decatur Blvd                         Indianapolis, IN                      2,517              -             17,132

LONG ISLAND
10 Edison Street                           Amityville, NY                         183          1,036                 60
5 Sidney Court                             Lindenhurst, NY                        120            681                 76
160 Engineer Drive                         Hicksville, NY                          84            479                 83
260 Engineers Drive                        Hicksville, NY                         264          1,494                390
87-119 Engineers Dr (h)                    Hicksville, NY                         181          1,023                430
950-970 South Broadway                     Hicksville, NY                         250          1,418                286

LOS ANGELES
5220 Fourth Street                          Irwindale, CA                         270          1,529                 49
15705 Arrow Highway                         Irwindale, CA                         157            892                 26
15709 Arrow Highway                         Irwindale, CA                         225          1,275                 24
6407-6419 Alondra Blvd.                     Paramount, CA                         137            774                 26
6423-6431 Alondra Blvd.                     Paramount, CA                         115            650                 29
15101-15141 S. Figueroa St. (h)            Los Angeles, CA                      1,163          6,588                253
20816-18 Higgins Court                      Torrance, CA                           74            419                 27
21136 South Wilmington Ave                   Carson, CA                         1,234          6,994                 83
1830 W. 208th Street                        Torrance, CA                          102            578                 25
20807-09 Higgins Court                      Torrance, CA                          105            596                 28
20801-03 Higgins Court                      Torrance, CA                          106            599                 27




                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------           Accumulated
                                               Building and                         Depreciation   Year Built/  Depreciable
Building Address                    Land       Improvements       Total               12/31/01      Renovated   Lives (Years)
----------------                    ----       ------------       -----               --------      ---------   -------------
3365-3385 Ranch Street                    290          1,758           2,048                  194       1970          (o)
5050 Campbell Road                        470          2,866           3,336                  291       1970          (o)
4300 Pine Timbers                         499          3,272           3,771                  324       1980          (o)
7901 Blankenship                          140          1,084           1,224                  140       1972          (o)
2500-2530 Fairway Park Drive              792          4,849           5,641                  544       1974          (o)
6550 Longpointe                           370          2,473           2,843                  271       1980          (o)
1815 Turning Basin Dr                     531          3,189           3,720                  316       1980          (o)
1819 Turning Basin Dr                     251          1,695           1,946                  155       1980          (o)
4545 Mossford Dr                          245          1,407           1,652                  143       1975          (o)
1805 Turning Basin Drive                  616          3,753           4,369                  376       1980          (o)
7000 Empire Drive                         452          3,417           3,869                  459       1980          (o)
9777 West Gulfbank Drive                1,216          7,810           9,026                  962       1980          (o)
9835A Genard Road                       1,581          9,982          11,563                  478       1980          (o)
9835B Genard Road                         256          1,710           1,966                   89       1980          (o)
10161 Harwin Drive                        511          3,076           3,587                  146     1979/81         (o)
10165 Harwin Drive                        220          1,637           1,857                   98     1979/81         (o)
10175 Harwin Drive                        270          1,848           2,118                  145     1979/81         (o)
100 Donwick Drive                         843          4,796           5,639                  209       1982          (o)

INDIANAPOLIS
2400 North Shadeland                      149            860           1,009                   96       1970          (o)
2402 North Shadeland                      489          2,982           3,471                  351       1970          (o)
7901 West 21st Street                   1,048          6,104           7,152                  703       1985          (o)
1445 Brookville Way                       476          2,980           3,456                  490       1989          (o)
1440 Brookville Way                       685          4,100           4,785                  597       1990          (o)
1240 Brookville Way                       258          1,640           1,898                  300       1990          (o)
1220 Brookville Way                       226             89             315                   10       1990          (o)
1345 Brookville Way                       601          3,847           4,448                  601       1992          (o)
1350 Brookville Way                       212          1,289           1,501                  200       1994          (o)
1341 Sadlier Circle E Dr                  136            892           1,028                  142    1971/1992        (o)
1322-1438 Sadlier Circle E Dr             152          1,047           1,199                  191    1971/1992        (o)
1327-1441 Sadlier Circle E Dr             225          1,531           1,756                  246       1992          (o)
1304 Sadlier Circle E Dr                   75            507             582                   85    1971/1992        (o)
1402 Sadlier Circle E Dr                  171          1,138           1,309                  173    1970/1992        (o)
1504 Sadlier Circle E Dr                  226          1,359           1,585                  200    1971/1992        (o)
1311 Sadlier Circle E Dr                   57            409             466                  105    1971/1992        (o)
1365 Sadlier Circle E Dr                  126            912           1,038                  130    1971/1992        (o)
1352-1354 Sadlier Circle E Dr             184          1,301           1,485                  210    1970/1992        (o)
1335 Sadlier Circle E Dr                   85            563             648                   76    1971/1992        (o)
1327 Sadlier Circle E Dr                   55            329             384                   47    1971/1992        (o)
1425 Sadlier Circle E Dr                   23            144             167                   21    1971/1992        (o)
1230 Brookville Way                       109            629             738                   93       1995          (o)
6951 E 30th St                            265          1,728           1,993                  305       1995          (o)
6701 E 30th St                             82            479             561                   70       1992          (o)
6737 E 30th St                            398          2,454           2,852                  382       1995          (o)
1225 Brookville Way                        68            401             469                   46       1997          (o)
6555 E 30th St                            484          6,185           6,669                1,252    1969/1981        (o)
2432-2436 Shadeland                       230          1,477           1,707                  207       1968          (o)
8402-8440 E 33rd St                       230          1,563           1,793                  236       1977          (o)
8520-8630 E 33rd St                       336          2,259           2,595                  322       1976          (o)
8710-8768 E 33rd St                       187          1,324           1,511                  184       1979          (o)
3316-3346 N. Pagosa Court                 335          2,146           2,481                  335       1977          (o)
3331 Raton Court                          138            883           1,021                  115       1979          (o)
6751 E 30th St                            741          2,970           3,711                  318       1997          (o)
9210 East 146th Street                    315            893           1,208                   58       1978          (o)
5902 Decatur Blvd                       2,549         17,100          19,649                  212       2000          (o)

LONG ISLAND
10 Edison Street                          183          1,096           1,279                  110       1971          (o)
5 Sidney Court                            120            757             877                   76    1962/1992        (o)
160 Engineer Drive                         85            561             646                   75       1966          (o)
260 Engineers Drive                       274          1,874           2,148                  171       1966          (o)
87-119 Engineers Dr (h)                   233          1,401           1,634                  116       1966          (o)
950-970 South Broadway                    250          1,704           1,954                  204       1966          (o)

LOS ANGELES
5220 Fourth Street                        274          1,574           1,848                   52       2000          (o)
15705 Arrow Highway                       160            915           1,075                   31       1987          (o)
15709 Arrow Highway                       228          1,296           1,524                   40       1987          (o)
6407-6419 Alondra Blvd.                   140            797             937                   25       1985          (o)
6423-6431 Alondra Blvd.                   118            676             794                   22       1985          (o)
15101-15141 S. Figueroa St. (h)         1,175          6,829           8,004                  154       1982          (o)
20816-18 Higgins Court                     75            445             520                    8       1981          (o)
21136 South Wilmington Ave              1,246          7,065           8,311                   74       1989          (o)
1830 W. 208th Street                      103            602             705                   11       1981          (o)
20807-09 Higgins Court                    107            622             729                   11       1981          (o)
20801-03 Higgins Court                    107            625             732                   12       1981          (o)

                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                             Location            (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
20817-19 S. Western Ave.                    Torrance, CA                           95            541                 30
20904-06 Higgins Court                      Torrance, CA                           95            541                 27
20909-11 S. Western Ave.                    Torrance, CA                           95            541                 26
20915-17 S. Western Ave.                    Torrance, CA                           95            541                 25
20908-10 Higgins Court                      Torrance, CA                           96            541                 25
20914-16 Higgins Court                      Torrance, CA                           80            452                 38

LOUISVILLE
9001 Cane Run Road                         Louisville, KY                         524              -              5,577
9101 Cane Road                             Louisville, KY                         973              -              5,099

MILWAUKEE
6523 N. Sydney Place                        Milwaukee, WI                         172            976                160
8800 W Bradley                              Milwaukee, WI                         375          2,125                136
4560 N. 124th Street                        Wauwatosa, WI                         118            667                 84
12221 W. Feerick Street                     Wauwatosa, WI                         210          1,190                172
4410-80 North 132nd Street                   Butler, WI                           355              -              4,023

MINNEAPOLIS
6507-6545 Cecilia Circle                   Bloomington, MN                        357          1,320                768
1275 Corporate Center Drive                   Eagan, MN                            80            357                 70
1279 Corporate Center Drive                   Eagan, MN                           105            357                 98
6201 West 111th Street                     Bloomington, MN                      1,358          8,622              3,756
6403-6545 Cecilia Drive                    Bloomington, MN                        366          1,363                713
6925-6943 Washington Avenue                   Edina, MN                           117            504                886
6955-6973 Washington Avenue                   Edina, MN                           117            486                525
7251-7279 Washington Avenue                   Edina, MN                           129            382                460
7301-7329 Washington Avenue                   Edina, MN                           174            391                529
7101 Winnetka Avenue North                Brooklyn Park, MN                     2,195          6,084              2,104
7600 Golden Triangle Drive                Eden Prairie, MN                        566          1,394              1,565
9901 West 74th Street                     Eden Prairie, MN                        621          3,289              2,945
11201 Hampshire Avenue South               Bloomington, MN                        495          1,035                859
12220-12222 Nicollet Avenue                Burnsville, MN                         105            425                289
12250-12268 Nicollet Avenue                Burnsville, MN                         260          1,054                224
12224-12226 Nicollet Avenue                Burnsville, MN                         190            770                155
980 Lone Oak Road                          Minneapolis, MN                        683          4,103                789
990 Lone Oak Road                          Minneapolis, MN                        883          5,575                889
1030 Lone Oak Road                         Minneapolis, MN                        456          2,703                118
1060 Lone Oak Road                         Minneapolis, MN                        624          3,700                523
5400 Nathan Lane                           Minneapolis, MN                        749          4,461                318
6464 Sycamore Court                        Minneapolis, MN                        457          2,730                118
10120 W 76th Street                       Eden Prairie, MN                        315          1,804              1,259
7615 Golden Triangle                      Eden Prairie, MN                        268          1,532                963
7625 Golden Triangle                      Eden Prairie, MN                        415          2,375                698
2605 Fernbrook Lane North                   Plymouth, MN                          443          2,533                419
12155 Nicollet Ave.                        Burnsville, MN                         286              -              1,886
73rd Avenue North                         Brooklyn Park, MN                       504          2,856                135
1905 W Country Road C                       Roseville, MN                         402          2,278                 69
2720 Arthur Street                          Roseville, MN                         824          4,671                 78
10205 51st Avenue North                     Plymouth, MN                          180          1,020                 70
4100 Peavey Road                             Chaska, MN                           399          2,261                635
11300 Hamshire Ave South                   Bloomington, MN                        527          2,985              1,633
375 Rivertown Drive                         Woodbury, MN                        1,083          6,135              2,741
5205 Highway 169                            Plymouth, MN                          446          2,525              1,056
6451-6595 Citywest Parkway                Eden Prairie, MN                        525          2,975                762
7500-7546 Washington Square               Eden Prairie, MN                        229          1,300                 76
7550-7558 Washington Square               Eden Prairie, MN                        153            867                 42
5240-5300 Valley Industrial Blvd S        Eden Prairie, MN                        362          2,049                748
7125 Northland Terrace                    Brooklyn Park, MN                       660          3,740                724
6900 Shady Oak Road                       Eden Prairie, MN                        310          1,756                430
6477-6525 City West Parkway               Eden Prairie, MN                        810          4,590                224
1157 Valley Park Drive                      Shakopee, MN                          760              -              6,067
500-530 Kasota Avenue SE                   Minneapolis, MN                        415          2,354                633
770-786 Kasota Avenue SE                   Minneapolis, MN                        333          1,888                461
800 Kasota Avenue SE                       Minneapolis, MN                        524          2,971                618
2530-2570 Kasota Avenue                     St. Paul, MN                          407          2,308                706
504 Malcolm Ave SE                         Minneapolis, MN                        757              -              6,113
5555 12th Avenue East                       Shakopee, MN                        1,157              -              3,388

NASHVILLE
417 Harding Industrial Drive                Nashville, TN                         653          4,583              1,575
3099 Barry Drive                            Portland, TN                          418          2,368                 57
3150 Barry Drive                            Portland, TN                          941          5,333                289
5599 Highway 31 West                        Portland, TN                          564          3,196                 71
1650 Elm Hill Pike                          Nashville, TN                         329          1,867                128
1102 Appleton Drive                         Nashville, TN                         154            873                 16
1920 Air Lane Drive                         Nashville, TN                         250          1,415                 77


                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------          Accumulated
                                               Building and                         Depreciation   Year Built/  Depreciable
Building Address                    Land       Improvements       Total              12/31/01       Renovated   Lives (Years)
----------------                    ----       ------------       -----              --------      ---------   -------------
20817-19 S. Western Ave.                  97            569             666                   11       1981          (o)
20904-06 Higgins Court                    97            566             663                   11       1981          (o)
20909-11 S. Western Ave.                  97            565             662                   10       1981          (o)
20915-17 S. Western Ave.                  97            564             661                   10       1981          (o)
20908-10 Higgins Court                    97            565             662                   10       1981          (o)
20914-16 Higgins Court                    81            489             570                    9       1981          (o)

LOUISVILLE
9001 Cane Run Road                       560          5,541           6,101                  511       1998          (o)
9101 Cane Road                             -          6,072           6,072                   52       2000          (o)

MILWAUKEE
6523 N. Sydney Place                     176          1,132           1,308                  176       1978          (o)
8800 W Bradley                           388          2,248           2,636                  312       1982          (o)
4560 N. 124th Street                     129            740             869                   85       1976          (o)
12221 W. Feerick Street                  221          1,351           1,572                  148       1971          (o)
4410-80 North 132nd Street               359          4,019           4,378                   98       1999          (o)

MINNEAPOLIS
6507-6545 Cecilia Circle                 386          2,059           2,445                1,058       1981          (o)
1275 Corporate Center Drive               93            414             507                  178       1990          (o)
1279 Corporate Center Drive              109            451             560                  199       1990          (o)
6201 West 111th Street                 1,499         12,237          13,736                3,811       1987          (o)
6403-6545 Cecilia Drive                  395          2,047           2,442                1,076       1980          (o)
6925-6943 Washington Avenue              237          1,270           1,507                  850       1972          (o)
6955-6973 Washington Avenue              207            921           1,128                  736       1972          (o)
7251-7279 Washington Avenue              182            789             971                  631       1972          (o)
7301-7329 Washington Avenue              193            901           1,094                  922       1972          (o)
7101 Winnetka Avenue North             2,228          8,155          10,383                3,722       1990          (o)
7600 Golden Triangle Drive               615          2,910           3,525                1,512       1989          (o)
9901 West 74th Street                    639          6,216           6,855                1,975     1983/88         (o)
11201 Hampshire Avenue South             502          1,887           2,389                  967       1986          (o)
12220-12222 Nicollet Avenue              114            705             819                  262     1989/90         (o)
12250-12268 Nicollet Avenue              296          1,242           1,538                  537     1989/90         (o)
12224-12226 Nicollet Avenue              207            908           1,115                  398     1989/90         (o)
980 Lone Oak Road                        683          4,892           5,575                1,223       1992          (o)
990 Lone Oak Road                        873          6,474           7,347                1,536       1989          (o)
1030 Lone Oak Road                       456          2,821           3,277                  567       1988          (o)
1060 Lone Oak Road                       624          4,223           4,847                  941       1988          (o)
5400 Nathan Lane                         749          4,779           5,528                  871       1990          (o)
6464 Sycamore Court                      457          2,848           3,305                  617       1990          (o)
10120 W 76th Street                      315          3,063           3,378                  405       1987          (o)
7615 Golden Triangle                     268          2,495           2,763                  609       1987          (o)
7625 Golden Triangle                     415          3,073           3,488                  576       1987          (o)
2605 Fernbrook Lane North                445          2,950           3,395                  712       1987          (o)
12155 Nicollet Ave.                      288          1,884           2,172                  313       1995          (o)
73rd Avenue North                        512          2,983           3,495                  423       1995          (o)
1905 W Country Road C                    410          2,339           2,749                  336       1993          (o)
2720 Arthur Street                       832          4,741           5,573                  681       1995          (o)
10205 51st Avenue North                  187          1,083           1,270                  164       1990          (o)
4100 Peavey Road                         415          2,880           3,295                  490       1988          (o)
11300 Hamshire Ave South                 541          4,604           5,145                  706       1983          (o)
375 Rivertown Drive                    1,503          8,456           9,959                  951       1996          (o)
5205 Highway 169                         739          3,288           4,027                  534       1960          (o)
6451-6595 Citywest Parkway               538          3,724           4,262                  772       1984          (o)
7500-7546 Washington Square              235          1,370           1,605                  176       1975          (o)
7550-7558 Washington Square              157            905           1,062                  117       1973          (o)
5240-5300 Valley Industrial Blvd S       371          2,788           3,159                  387       1975          (o)
7125 Northland Terrace                   767          4,357           5,124                  513       1996          (o)
6900 Shady Oak Road                      340          2,156           2,496                  236       1980          (o)
6477-6525 City West Parkway              819          4,805           5,624                  543       1984          (o)
1157 Valley Park Drive                   888          5,939           6,827                  335       1997          (o)
500-530 Kasota Avenue SE                 432          2,970           3,402                  270       1976          (o)
770-786 Kasota Avenue SE                 347          2,335           2,682                  206       1976          (o)
800 Kasota Avenue SE                     597          3,516           4,113                  349       1976          (o)
2530-2570 Kasota Avenue                  465          2,956           3,421                  390       1976          (o)
504 Malcolm Ave SE                       936          5,934           6,870                  170       1976          (o)
5555 12th Avenue East                    588          3,957           4,545                  166       2000          (o)

NASHVILLE
417 Harding Industrial Drive             763          6,048           6,811                1,673       1972          (o)
3099 Barry Drive                         421          2,422           2,843                  319       1995          (o)
3150 Barry Drive                         980          5,583           6,563                  736       1993          (o)
5599 Highway 31 West                     571          3,260           3,831                  427       1995          (o)
1650 Elm Hill Pike                       332          1,992           2,324                  236       1984          (o)
1102 Appleton Drive                      154            889           1,043                  100       1984          (o)
1920 Air Lane Drive                      251          1,491           1,742                  183       1985          (o)

                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                            Location             (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
1931 Air Lane Drive                         Nashville, TN                         491          2,785                227
470 Metroplex Drive (h)                     Nashville, TN                         619          3,507              1,223
1150 Antiock Pike                           Nashville, TN                         667          3,748                 53
4640 Cummings Park                          Nashville, TN                         360          2,040                108
211 Nesbitt North                           Nashville, TN                         399          2,261                 32
211 Nesbitt South                           Nashville, TN                         400          2,266                106
211 Nesbitt West                            Nashville, TN                         217          1,232                 20
556 Metroplex Drive                         Nashville, TN                         227          1,285                 28

NORTHERN NEW JERSEY
60 Ethel Road West                         Piscataway, NJ                         252          1,426                321
70 Ethel Road West                         Piscataway, NJ                         431          2,443                396
140 Hanover Avenue                           Hanover, NJ                          457          2,588                368
601-629 Montrose Avenue                 South Plainfield, NJ                      487          2,762                571
9 Princess Road                           Lawrenceville, NJ                       221          1,254                108
11 Princess Road                          Lawrenceville, NJ                       491          2,780                306
15 Princess Road                          Lawrenceville, NJ                       234          1,328                287
17 Princess Road                          Lawrenceville, NJ                       342          1,936                 79
220 Hanover Avenue                           Hanover, NJ                        1,361          7,715                601
244 Shefield Street                       Mountainside, NJ                        201          1,141                294
30 Troy Road                                 Hanover, NJ                          128            727                112
15 Leslie Court                              Hanover, NJ                          126            716                 42
20 Leslie Court                              Hanover, NJ                           84            474                 32
25 Leslie Court                              Hanover, NJ                          512          2,899                436
130 Algonquin Parkway                        Hanover, NJ                          157            888                 75
150 Algonquin Parkway                        Hanover, NJ                           85            479                131
55 Locust Avenue                            Roseland, NJ                          535          3,034                204
31 West Forest Street (h)                   Englewood, NJ                         941          5,333                865
25 World's Fair Drive                       Franklin, NJ                          285          1,616                 88
14 World's Fair Drive                       Franklin, NJ                          483          2,735                453
16 World's Fair Drive                       Franklin, NJ                          174            988                191
18 World's Fair Drive                       Franklin, NJ                          123            699                 45
23 World's Fair Drive                       Franklin, NJ                          134            758                111
12 World's Fair Drive                       Franklin, NJ                          572          3,240                348
49 Napoleon Court                           Franklin, NJ                          230          1,306                 69
50 Napoleon Court                           Franklin, NJ                          149            842                 41
22 World's Fair Drive                       Franklin, NJ                          364          2,064                290
26 World's Fair Drive                       Franklin, NJ                          361          2,048                176
24 World's Fair Drive                       Franklin, NJ                          347          1,968                281
12 Wright Way                                Oakland, NJ                          410          2,321                110
155 Pierce Street                           Sumerset, NJ                            3              -              3,171
20 World's Fair Drive Lot 13                Sumerset, NJ                            9              -              2,125
10 New Maple Road                          Pine Brook, NJ                       2,250         12,750                166
60 Chapin Road                             Pine Brook, NJ                       2,123         12,028              1,288
45 Route 46                                Pine Brook, NJ                         969          5,491                249
43 Route 46                                Pine Brook, NJ                         474          2,686                205
39 Route 46                                Pine Brook, NJ                         260          1,471                 87
26 Chapin Road                             Pine Brook, NJ                         956          5,415                126
30 Chapin Road                             Pine Brook, NJ                         960          5,440                219
20 Hook Mountain Road                      Pine Brook, NJ                       1,507          8,542                953
30 Hook Mountain Road                      Pine Brook, NJ                         389          2,206                298
55 Route 46                                Pine Brook, NJ                         396          2,244                 83
16 Chapin Road                             Pine Brook, NJ                         885          5,015                125
20 Chapin Road                             Pine Brook, NJ                       1,134          6,426                162
400 Raritan Center Parkway                   Edison, NJ                           829          4,722                 53
300 Columbus Circle                          Edison, NJ                         1,257          7,122                 83

PHOENIX
4655 McDowell                                Phoenix, AZ                          800              -              2,093
1045 South Edward Drive                       Tempe, AZ                           390          2,160                 47

PORTLAND
5687 International Way (j)                  Milwaukee, OR                         430          2,385                219
5795 SW Jean Road (i)                      Lake Oswego, OR                        427          2,362                320
12130 NE Ainsworth Circle (h)               Portland, OR                          523          2,898                285
5509 NW 122nd Ave (h)                       Milwaukee, OR        (g)              244          1,351                 57
6105-6113 NE 92nd Avenue (j)                Portland, OR                          884          4,891                677
8727 NE Marx Drive (i)                      Portland, OR                          580          3,210                539
3388 SE 20th St.                            Portland, OR                           73            405                 42
5962-5964 NE 87th Ave                       Portland, OR                           72            398                 40
11620 NE Ainsworth Circle                   Portland, OR                          152            839                 32
11824 NE Ainsworth Circle                   Portland, OR                          166            916                 80
12124 NE Ainsworth Circle                   Portland, OR                          207          1,148                 50
2715 SE Raymond                             Portland, OR                          159            880                 50
1645 NE 72nd Ave                            Portland, OR                          116            641                 38
1630 SE 8th Ave.                            Portland, OR                          140            775                 27
2443 SE 4th Ave.                            Portland, OR                          157            870                 44



                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------          Accumulated
                                               Building and                         Depreciation   Year Built/  Depreciable
Building Address                    Land       Improvements       Total               12/31/01      Renovated   Lives (Years)
----------------                    ----       ------------       -----               --------      ---------   -------------
1931 Air Lane Drive                      496          3,007           3,503                  392       1984          (o)
470 Metroplex Drive (h)                  626          4,723           5,349                  599       1986          (o)
1150 Antiock Pike                        669          3,799           4,468                  408       1987          (o)
4640 Cummings Park                       365          2,143           2,508                  136       1986          (o)
211 Nesbitt North                        404          2,288           2,692                  114       1983          (o)
211 Nesbitt South                        405          2,367           2,772                  151       1983          (o)
211 Nesbitt West                         220          1,249           1,469                   62       1985          (o)
556 Metroplex Drive                      231          1,309           1,540                   20       1983          (o)

NORTHERN NEW JERSEY
60 Ethel Road West                       264          1,735           1,999                  203       1982          (o)
70 Ethel Road West                       451          2,819           3,270                  315       1979          (o)
140 Hanover Avenue                       469          2,944           3,413                  523    1964/1988        (o)
601-629 Montrose Avenue                  512          3,308           3,820                  397       1974          (o)
9 Princess Road                          234          1,349           1,583                  163       1985          (o)
11 Princess Road                         516          3,061           3,577                  381       1985          (o)
15 Princess Road                         247          1,602           1,849                  330       1986          (o)
17 Princess Road                         345          2,012           2,357                  256       1986          (o)
220 Hanover Avenue                       420          8,257           9,677                  948       1987          (o)
244 Shefield Street                      210          1,426           1,636                  199    1965/1986        (o)
30 Troy Road                             134            833             967                  104       1972          (o)
15 Leslie Court                          132            752             884                   84       1971          (o)
20 Leslie Court                           88            502             590                   56       1974          (o)
25 Leslie Court                          526          3,321           3,847                  362       1975          (o)
130 Algonquin Parkway                    163            957           1,120                  106       1973          (o)
150 Algonquin Parkway                     89            606             695                   62       1973          (o)
55 Locust Avenue                         560          3,213           3,773                  358       1980          (o)
31 West Forest Street (h)                975          6,164           7,139                  777       1978          (o)
25 World's Fair Drive                    297          1,692           1,989                  190       1986          (o)
14 World's Fair Drive                    503          3,168           3,671                  405       1980          (o)
16 World's Fair Drive                    183          1,170           1,353                  122       1981          (o)
18 World's Fair Drive                    129            738             867                   83       1982          (o)
23 World's Fair Drive                    140            863           1,003                  104       1982          (o)
12 World's Fair Drive                    593          3,567           4,160                  389       1981          (o)
49 Napoleon Court                        238          1,367           1,605                  144       1982          (o)
50 Napoleon Court                        154            878           1,032                   90       1982          (o)
22 World's Fair Drive                    375          2,343           2,718                  310       1983          (o)
26 World's Fair Drive                    377          2,208           2,585                  261       1984          (o)
24 World's Fair Drive                    362          2,234           2,596                  261       1984          (o)
12 Wright Way                            424          2,417           2,841                  272       1981          (o)
155 Pierce Street                          3          3,171           3,174                   31       1999          (o)
20 World's Fair Drive Lot 13               9          2,125           2,134                  130       1999          (o)
10 New Maple Road                        272         12,894          15,166                  403    1973/1999        (o)
60 Chapin Road                           143         13,296          15,439                  460    1977/2000        (o)
45 Route 46                              978          5,731           6,709                  195    1974/1987        (o)
43 Route 46                              479          2,886           3,365                   87    1974/1987        (o)
39 Route 46                              262          1,556           1,818                   47       1970          (o)
26 Chapin Road                           965          5,532           6,497                  172       1983          (o)
30 Chapin Road                           969          5,650           6,619                  189       1983          (o)
20 Hook Mountain Road                    534          9,468          11,002                  275    1972/1984        (o)
30 Hook Mountain Road                    396          2,497           2,893                   73    1972/1987        (o)
55 Route 46                              403          2,320           2,723                   76    1978/1994        (o)
16 Chapin Road                           901          5,124           6,025                  160       1987          (o)
20 Chapin Road                           154          6,568           7,722                  204       1987          (o)
400 Raritan Center Parkway               837          4,768           5,605                   10       1983          (o)
300 Columbus Circle                      269          7,193           8,462                   15       1983          (o)

PHOENIX
4655 McDowell                            370          2,523           2,893                   76       2000          (o)
1045 South Edward Drive                  394          2,203           2,597                  138       1976          (o)

PORTLAND
5687 International Way (j)               439          2,595           3,034                  252       1974          (o)
5795 SW Jean Road (i)                    433          2,676           3,109                  238       1985          (o)
12130 NE Ainsworth Circle (h)            531          3,175           3,706                  286       1986          (o)
5509 NW 122nd Ave (h)                    248          1,404           1,652                  124       1995          (o)
6105-6113 NE 92nd Avenue (j)             954          5,498           6,452                  451       1978          (o)
8727 NE Marx Drive (i)                   602          3,727           4,329                  334       1987          (o)
3388 SE 20th St.                          76            444             520                   42       1981          (o)
5962-5964 NE 87th Ave                     75            435             510                   36       1979          (o)
11620 NE Ainsworth Circle                155            868           1,023                   74       1992          (o)
11824 NE Ainsworth Circle                169            993           1,162                   87       1992          (o)
12124 NE Ainsworth Circle                212          1,193           1,405                  101       1984          (o)
2715 SE Raymond                          163            926           1,089                   78       1971          (o)
1645 NE 72nd Ave                         119            676             795                   57       1972          (o)
1630 SE 8th Ave.                         144            798             942                   68       1968          (o)
2443 SE 4th Ave.                         161            910           1,071                   77       1964          (o)

                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                            Location             (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
11632 NE Ainsworth Circle                   Portland, OR                          799          4,422                939
14699 NE Airport Way                        Portland, OR                          242          1,340                 46

SALT LAKE
2255 South 300 West (m)                  Salt Lake City, UT                       618          3,504                214
512 Lawndale Drive (n)                   Salt Lake City, UT                     2,779         15,749              2,104
1270 West 2320 South                       West Valley, UT                        138            784                129
1275 West 2240 South                       West Valley, UT                        395          2,241                 94
1288 West 2240 South                       West Valley, UT                        119            672                 71
2235 South 1300 West                       West Valley, UT                        198          1,120                247
1293 West 2200 South                       West Valley, UT                        158            896                141
1279 West 2200 South                       West Valley, UT                        198          1,120                 55
1272 West 2240 South                       West Valley, UT                        336          1,905                318
1149 West 2240 South                       West Valley, UT                        217          1,232                 58
1142 West 2320 South                       West Valley, UT                        217          1,232                242
1152 West 2240 South                       West Valley, UT                      2,067              -              3,964

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                       Cherry Hill, NJ                        284          1,524                105
2 Springdale Road                          Cherry Hill, NJ                        127            701                 87
4 Springdale Road (h)                      Cherry Hill, NJ                        335          1,853                565
8 Springdale Road                          Cherry Hill, NJ                        259          1,436                287
1 Esterbrook Lane                          Cherry Hill, NJ                         43            238                 23
16 Springdale Road                         Cherry Hill, NJ                        241          1,336                111
5 Esterbrook Lane                          Cherry Hill, NJ                        241          1,336                207
2 Pin Oak Lane                             Cherry Hill, NJ                        317          1,757                248
6 Esterbrook Lane                          Cherry Hill, NJ                        165            914                 26
3 Computer Drive                           Cherry Hill, NJ                        500          2,768                265
28 Springdale Road                         Cherry Hill, NJ                        192          1,060                 76
3 Esterbrook Lane                          Cherry Hill, NJ                        199          1,102                355
4 Esterbrook Lane                          Cherry Hill, NJ                        234          1,294                 24
26 Springdale Road                         Cherry Hill, NJ                        227          1,257                238
1 Keystone Ave.                            Cherry Hill, NJ                        227          1,223                575
1919 Springdale Road                       Cherry Hill, NJ                        232          1,286                 53
21 Olnev Ave.                              Cherry Hill, NJ                         69            380                 58
19 Olnev Ave.                              Cherry Hill, NJ                        202          1,119                963
2 Keystone Ave.                            Cherry Hill, NJ                        216          1,194                336
18 Olnev Ave.                              Cherry Hill, NJ                        250          1,382                 67
22 Springdale Road                         Cherry Hill, NJ                        526          2,914                973
55 Carnegie Drive                          Cherry Hill, NJ                        550          3,047                133
57 Carnegie Drive                          Cherry Hill, NJ                        739          4,109                220
111 Whittendale Drive                      Morristown, NJ                         515          2,916                  5
9 Whittendale                              Morristown, NJ                         337          1,911                 39

ST. LOUIS
2121 Chapin Industrial Drive               Vinita Park, MO                        606          4,384              1,254
10431-10449 Midwest Industrial Blvd         Olivette, MO                          237          1,360                545
10751 Midwest Industrial Boulevard          Olivette, MO                          193          1,119                 67
11652-11666 Fairgrove Industrial Blvd       St. Louis, MO                         103            599                141
11674-11688 Fairgrove Industrial Blvd       St. Louis, MO                         118            689                 39
6951 N Hanley (h)                           Hazelwood, MO                         405          2,295              1,717
4560 Anglum Road                            Hazelwood, MO                         150            849                216
2760 South 1st Street                       St. Louis, MO                         800              -              4,720

TAMPA
6614 Adamo Drive                              Tampa, FL                           177          1,005                 54
6204 Benjamin Road                            Tampa, FL                           432          2,445                260
6206 Benjamin Road                            Tampa, FL                           397          2,251                202
6302 Benjamin Road                            Tampa, FL                           214          1,212                152
6304 Benjamin Road                            Tampa, FL                           201          1,138                163
6306 Benjamin Road                            Tampa, FL                           257          1,457                382
6308 Benjamin Road                            Tampa, FL                           345          1,958                197
5313 Johns Road                               Tampa, FL                           204          1,159                 94
5602 Thompson Center Court                    Tampa, FL                           115            652                117
5411 Johns Road                               Tampa, FL                           230          1,304                175
5525 Johns Road                               Tampa, FL                           192          1,086                 66
5607 Johns Road                               Tampa, FL                           102            579                 61
5709 Johns Road                               Tampa, FL                           192          1,086                135
5711 Johns Road                               Tampa, FL                           243          1,376                172
5453 W Waters Avenue                          Tampa, FL                            71            402                 81
5455 W Waters Avenue                          Tampa, FL                           307          1,742                175
5553 W Waters Avenue                          Tampa, FL                           307          1,742                193
5501 W Waters Avenue                          Tampa, FL                           154            871                 77
5503 W Waters Avenue                          Tampa, FL                            71            402                 48
5555 W Waters Avenue                          Tampa, FL                           213          1,206                 75
5557 W Waters Avenue                          Tampa, FL                            59            335                 32
5903 Johns Road                               Tampa, FL                            88            497                 69


                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------          Accumulated
                                               Building and                         Depreciation   Year Built/  Depreciable
Building Address                    Land       Improvements       Total               12/31/01      Renovated   Lives (Years)
----------------                    ----       ------------       -----               --------      ---------   -------------
11632 NE Ainsworth Circle                  925          5,235           6,160                  412       1990          (o)
14699 NE Airport Way                       247          1,381           1,628                  117       1998          (o)

SALT LAKE
2255 South 300 West (m)                    612          3,724           4,336                  386       1980          (o)
512 Lawndale Drive (n)                   2,774         17,858          20,632                2,016       1981          (o)
1270 West 2320 South                       143            908           1,051                   94       1986          (o)
1275 West 2240 South                       408          2,322           2,730                  230       1986          (o)
1288 West 2240 South                       123            739             862                   79       1986          (o)
2235 South 1300 West                       204          1,361           1,565                  143       1986          (o)
1293 West 2200 South                       163          1,032           1,195                  113       1986          (o)
1279 West 2200 South                       204          1,169           1,373                  117       1986          (o)
1272 West 2240 South                       347          2,212           2,559                  221       1986          (o)
1149 West 2240 South                       225          1,282           1,507                  127       1986          (o)
1142 West 2320 South                       225          1,466           1,691                  174       1987          (o)
1152 West 2240 South                     2,114          3,917           6,031                  331       1999          (o)

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                       282          1,631           1,913                  147       1963          (o)
2 Springdale Road                          126            789             915                   67       1968          (o)
4 Springdale Road (h)                      332          2,421           2,753                  223       1963          (o)
8 Springdale Road                          258          1,724           1,982                  148       1966          (o)
1 Esterbrook Lane                           43            261             304                   23       1965          (o)
16 Springdale Road                         240          1,448           1,688                  130       1967          (o)
5 Esterbrook Lane                          240          1,544           1,784                  132       1966          (o)
2 Pin Oak Lane                             314          2,008           2,322                  190       1968          (o)
6 Esterbrook Lane                          164            941           1,105                   88       1966          (o)
3 Computer Drive                           492          3,041           3,533                  284       1966          (o)
28 Springdale Road                         190          1,138           1,328                  102       1967          (o)
3 Esterbrook Lane                          198          1,458           1,656                  130       1968          (o)
4 Esterbrook Lane                          232          1,320           1,552                  124       1969          (o)
26 Springdale Road                         226          1,496           1,722                  124       1968          (o)
1 Keystone Ave.                            218          1,807           2,025                  145       1969          (o)
1919 Springdale Road                       230          1,341           1,571                  125       1970          (o)
21 Olnev Ave.                               68            439             507                   37       1969          (o)
19 Olnev Ave.                              200          2,084           2,284                  151       1971          (o)
2 Keystone Ave.                            214          1,532           1,746                  131       1966          (o)
18 Olnev Ave.                              247          1,452           1,699                  134       1974          (o)
22 Springdale Road                         523          3,890           4,413                  359       1977          (o)
55 Carnegie Drive                          547          3,183           3,730                  293       1988          (o)
57 Carnegie Drive                          733          4,335           5,068                  345       1987          (o)
111 Whittendale Drive                      514          2,922           3,436                  148     1991/96         (o)
9 Whittendale                              343          1,944           2,287                   28       2000          (o)

ST. LOUIS
2121 Chapin Industrial Drive               614          5,630           6,244                5,602     1969/87         (o)
10431-10449 Midwest Industrial Blvd        237          1,905           2,142                  323       1967          (o)
10751 Midwest Industrial Boulevard         194          1,185           1,379                  226       1965          (o)
11652-11666 Fairgrove Industrial Blvd      103            740             843                  149       1966          (o)
11674-11688 Fairgrove Industrial Blvd      119            727             846                  148       1967          (o)
6951 N Hanley (h)                          419          3,998           4,417                  850       1965          (o)
4560 Anglum Road                           161          1,054           1,215                  194       1970          (o)
2760 South 1st Street                      822          4,698           5,520                  375       1997          (o)

TAMPA
6614 Adamo Drive                           181          1,055           1,236                  112       1967          (o)
6204 Benjamin Road                         454          2,683           3,137                  290       1982          (o)
6206 Benjamin Road                         416          2,434           2,850                  257       1983          (o)
6302 Benjamin Road                         224          1,354           1,578                  160       1983          (o)
6304 Benjamin Road                         209          1,293           1,502                  176       1984          (o)
6306 Benjamin Road                         269          1,827           2,096                  233       1984          (o)
6308 Benjamin Road                         362          2,138           2,500                  226       1984          (o)
5313 Johns Road                            213          1,244           1,457                  126       1991          (o)
5602 Thompson Center Court                 120            764             884                   88       1972          (o)
5411 Johns Road                            241          1,468           1,709                  154       1997          (o)
5525 Johns Road                            200          1,144           1,344                  120       1993          (o)
5607 Johns Road                            110            632             742                   65       1991          (o)
5709 Johns Road                            200          1,213           1,413                  118       1990          (o)
5711 Johns Road                            255          1,536           1,791                  200       1990          (o)
5453 W Waters Avenue                        82            472             554                   49       1987          (o)
5455 W Waters Avenue                       326          1,898           2,224                  209       1987          (o)
5553 W Waters Avenue                       326          1,916           2,242                  207       1987          (o)
5501 W Waters Avenue                       162            940           1,102                   99       1990          (o)
5503 W Waters Avenue                        75            446             521                   47       1990          (o)
5555 W Waters Avenue                       221          1,273           1,494                  131       1990          (o)
5557 W Waters Avenue                        62            364             426                   38       1990          (o)
5903 Johns Road                             93            561             654                   62       1987          (o)

                                                                                                            Costs
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                      (b)               Acquisition or
                                                                                 Initial Cost            Completion
                                            Location             (a)       -------------------------    and Valuation
Building Address                           (City/State)      Encumbrances    Land       Buildings         Provision
----------------                           ------------      ------------  -------     -----------        ---------
4107 N Himes Avenue                           Tampa, FL                           568          3,220             287
5461 W. Waters Ave                            Tampa, FL                           261              -           1,157
5471 W. Waters                                Tampa, FL                           572            798              88
5505 Johns Road #7                            Tampa, FL                           228              -           1,379
8110 Anderson Road                            Tampa, FL                           644              -           3,673
8130 Anderson Road                            Tampa, FL                           466              -           2,632
5481 W. Waters Avenue                         Tampa, FL                           558              -           2,435
5483 W. Waters Avenue                         Tampa, FL                           457              -           2,054
6702-6712 Benjamin Road (l)                   Tampa, FL                           639          3,536             356
5905 Breckenridge Parkway                     Tampa, FL                           189          1,070              35
5907 Breckenridge Parkway                     Tampa, FL                            61            345              10
5909 Breckenridge Parkway                     Tampa, FL                           173            980              16
5911 Breckenridge Parkway                     Tampa, FL                           308          1,747              29
5910 Breckenridge Parkway                     Tampa, FL                           436          2,472              34
5912 Breckenridge Parkway                     Tampa, FL                           460          2,607              34
4515-4519 George Road                         Tampa, FL                           633          3,587              75
6301 Benjamin Road                            Tampa, FL                           292          1,657              43
5723 Benjamin Road                            Tampa, FL                           406          2,301              29
6313 Benjamin Road                            Tampa, FL                           229          1,296              26
5801 Benjamin Road                            Tampa, FL                           564          3,197              46
5802 Benjamin Road                            Tampa, FL                           686          3,889             200
5925 Benjamin Road                            Tampa, FL                           328          1,859              26

OTHER
2800 Airport Road (k)                        Denton, TX                           369          1,935           1,572
3501 Maple Street                            Abilene, TX                           67          1,057             941
4200 West Harry Street (i)                   Wichita, KS                          193          2,224           1,751
Industrial Park No. 2                     West Lebanon, NH                        723          5,208             175
6601 S. 33rd Street                          McAllen, TX                          231          1,276              30

REDEVELOPMENTS / DEVELOPABLE LAND                                              13,248         23,615          72,418

                                                                             --------    -----------       ---------

                                                                             $300,289    $ 1,501,391       $ 399,956
                                                                             ========    ===========       =========



                                             Gross Amount Carried
                                          At Close of Period 12/31/01
                                  ----------------------------------------          Accumulated
                                               Building and                         Depreciation   Year Built/  Depreciable
Building Address                    Land       Improvements       Total               12/31/01      Renovated   Lives (Years)
----------------                    ----       ------------       -----               --------      ---------   -------------
4107 N Himes Avenue                      590          3,485           4,075                  371       1990          (o)
5461 W. Waters Ave                       265          1,153           1,418                   86       1998          (o)
5471 W. Waters                           574            884           1,458                   29       1999          (o)
5505 Johns Road #7                       228          1,379           1,607                   95       1999          (o)
8110 Anderson Road                       684          3,633           4,317                   76       1999          (o)
8130 Anderson Road                       495          2,603           3,098                   74       1999          (o)
5481 W. Waters Avenue                    561          2,432           2,993                  112       1999          (o)
5483 W. Waters Avenue                    459          2,052           2,511                  108       1999          (o)
6702-6712 Benjamin Road (l)              650          3,881           4,531                  262       1982          (o)
5905 Breckenridge Parkway                191          1,103           1,294                   30       1982          (o)
5907 Breckenridge Parkway                 61            355             416                   10       1982          (o)
5909 Breckenridge Parkway                174            995           1,169                   27       1982          (o)
5911 Breckenridge Parkway                311          1,773           2,084                   48       1982          (o)
5910 Breckenridge Parkway                440          2,502           2,942                   68       1982          (o)
5912 Breckenridge Parkway                464          2,637           3,101                   71       1982          (o)
4515-4519 George Road                    640          3,655           4,295                   54       1985          (o)
6301 Benjamin Road                       295          1,697           1,992                   21       1986          (o)
5723 Benjamin Road                       409          2,327           2,736                   29       1986          (o)
6313 Benjamin Road                       231          1,320           1,551                   16       1986          (o)
5801 Benjamin Road                       569          3,238           3,807                   40       1986          (o)
5802 Benjamin Road                       692          4,083           4,775                   49       1986          (o)
5925 Benjamin Road                       331          1,882           2,213                   24       1986          (o)

OTHER
2800 Airport Road (k)                    490          3,386           3,876                1,537       1965          (o)
3501 Maple Street                        260          1,805           2,065                  813       1980          (o)
4200 West Harry Street (i)               528          3,640           4,168                1,643       1972          (o)
Industrial Park No. 2                    776          5,330           6,106                2,405       1968          (o)
6601 S. 33rd Street                      233          1,304           1,537                   82       1975          (o)

                                      80,445         28,836         109,281                3,288       (p)

                                  ----------      ---------    ------------           ----------

                                  $  372,661      1,828,976    $  2,201,637 (q)       $  232,889
                                  ==========      =========    ============           ==========


NOTES:

(a) See description of encumbrances in Note 6 to Notes to Consolidated Financial statements.

(b) Initial cost for each respective property is total acquisition costs associated with its purchase.

(c)  These properties collateralize the CIGNA Loan.

(d)  These properties collateralize the Assumed Loans.

(e)  These properties collateralize the Acquisition Mortgage Loan III.

(f)  This property collateralizes the Acquisition Mortgage Loan IV.

(g)  These properties collateralize the Acquisition Mortgage Loan VI.

(h)  Comprised of two properties.

(i)  Comprised of three properties.

(j)  Comprised of four properties.

(k)  Comprised of five properties.

(l)  Comprised of six properties.

(m)  Comprised of seven properties.

(n)  Comprised of 29 properties.

(o)  Depreciation is computed based upon the following estimated lives:

          Buildings, Improvements                           31.5 to 40 years
          Tenant Improvements, Leasehold Improvements       Life of lease
          Furniture, Fixtures and Equipment                 5 to 10 years

(p) These properties represent developable land and redevelopments that have not been placed in service.

(q) Excludes $140,887 of Construction in Progress and $1,174 of Furniture, Fixtures and Equipment.

(r) During 2000, the Consolidated Operating Partnership recognized a valuation provision of $2,169 on these properties.

(s) During 2001, the Consolidated Operating Partnership recognized a valuation provision of $6,490 on these properties.

     At December 31, 2001, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $1.9 billion (excluding construction in progress.)

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                             As of December 31, 2001
                             (Dollars in thousands)





              The changes in total real estate assets for the three years ended December 31, 2001 are as follows:

                                                                                      2001             2000             1999
                                                                                   -----------      -----------      -----------
Balance, Beginning of Year ...................................................     $ 2,228,494      $ 2,131,434      $ 2,133,465
Transfer of Assets Between the Operating Partnership and
 the Other Real Estate Partnerships ..........................................              --               --          (11,690)
Acquisitions, Construction Costs and Improvements ............................         397,143          473,090          160,588
Disposition of Assets ........................................................        (275,449)        (373,861)        (150,929)
Valuation Provision ..........................................................          (6,490)          (2,169)              --
                                                                                   -----------      -----------      -----------
Balance, End of Year .........................................................     $ 2,343,698      $ 2,228,494      $ 2,131,434
                                                                                   ===========      ===========      ===========



              The changes in accumulated depreciation for the three years ended December 31, 2001 are as follows:



                                                                                      2001             2000             1999
                                                                                   -----------      -----------      -----------
Balance, Beginning of Year ...................................................     $   202,786      $   179,293      $   145,435
Transfer of Assets Between the Operating Partnership and the Other
 Real Estate Partnerships ....................................................              --               --           (1,303)
Depreciation for Year ........................................................          54,781           49,496           52,494
Disposition of Assets ........................................................         (24,678)         (26,003)         (17,333)
                                                                                   -----------      -----------      -----------
Balance, End of Year .........................................................     $   232,889      $   202,786      $   179,293
                                                                                   ===========      ===========      ===========