Form 10-Q
period 2002-03-31
FIRST INDUSTRIAL LP
filed 2002-05-10
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR  THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                      INDEX




                                                                                                    PAGE
                                                                                                    ----
Part I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


     Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..................         2

     Consolidated Statements of Operations for the Three Months Ended March 31, 2002
     and March 31, 2001......................................................................         3

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
     and March 31, 2001......................................................................         4

     Notes to Consolidated Financial Statements .............................................      5-14


  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations .....................................................................     15-22

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ........................        22


Part II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ................................................................        23
  Item 2.  Changes in Securities ............................................................        23
  Item 3.  Defaults Upon Senior Securities...................................................        23
  Item 4.  Submission of Matters to a Vote of Security Holders ..............................        23
  Item 5.  Other Information ................................................................        23
  Item 6.  Exhibits and Report on Form 8-K...................................................        23


SIGNATURE ...................................................................................        24


EXHIBIT INDEX................................................................................        25


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          March 31,     December 31,
                                                                             2002            2001
                                                                         -----------    ------------
                                     ASSETS
Assets:
  Investment in Real Estate:
     Land ............................................................   $   364,996    $   368,725
     Buildings and Improvements ......................................     1,782,893      1,801,097
     Furniture, Fixtures and Equipment ...............................         1,174          1,174
     Construction in Progress ........................................       134,878        140,887
     Less: Accumulated Depreciation ..................................      (240,652)      (229,293)
                                                                         -----------    -----------
             Net Investment in Real Estate ...........................     2,043,289      2,082,590

  Real Estate Held for Sale, Net of Accumulated Depreciation and
    Amortization of $3,645 at March 31, 2002 and $3,917 at
    December 31, 2001 ................................................        26,484         28,702
  Investments in and Advances to Other Real Estate Partnerships ......       422,404        378,350
  Cash and Cash Equivalents ..........................................           376           --
  Restricted Cash ....................................................        32,408          6,394
  Tenant Accounts Receivable, Net ....................................        10,337         10,145
  Investments in Joint Ventures ......................................        10,494          9,010
  Deferred Rent Receivable ...........................................        12,355         12,140
  Deferred Financing Costs, Net ......................................         9,727         10,173
  Prepaid Expenses and Other Assets, Net .............................        52,437         43,148
                                                                         -----------    -----------
             Total Assets ............................................   $ 2,620,311    $ 2,580,652
                                                                         ===========    ===========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgage Loans Payable, Net ........................................   $    46,364         46,731
  Senior Unsecured Debt, Net .........................................     1,048,525      1,048,491
  Acquisition Facility Payable .......................................       219,500        182,500
  Accounts Payable and Accrued Expenses ..............................        57,660         68,919
  Rents Received in Advance and Security Deposits ....................        19,903         22,890
  Distributions Payable ..............................................        38,684         31,196
                                                                         -----------    -----------
             Total Liabilities .......................................     1,430,636      1,400,727
                                                                         -----------    -----------

Commitments and Contingencies ........................................          --             --

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at March 31, 2002 and December 31, 2001) ...........       336,990        336,990
    General Partner Units (39,296,738 and 38,904,687 units issued and outstanding at March 31, 2002 and December 31, 2001,
      respectively) ..................................................       695,519        686,544
    Unamortized Value of General Partnership Restricted Units ........        (8,228)        (6,247)
    Limited Partners' Units (6,960,315 and 6,972,649 units issued and outstanding at March 31, 2002 and December 31, 2001,
      respectively) ..................................................       174,148        175,019
    Accumulated Other Comprehensive Loss .............................        (8,754)       (12,381)
                                                                         -----------    -----------
                Total Partners' Capital ..............................     1,189,675      1,179,925
                                                                         -----------    -----------
                Total Liabilities and Partners' Capital ..............   $ 2,620,311    $ 2,580,652
                                                                         ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                              Three  Months Ended    Three Months Ended
                                                                                March 31, 2002          March 31, 2001
                                                                              -------------------    ------------------
Revenues:
   Rental Income ..........................................................         $ 57,578             $  62,090
   Tenant Recoveries and Other Income .....................................           17,866                21,048
                                                                                    --------             ---------
             Total Revenues ...............................................           75,444                83,138
                                                                                    --------             ---------

Expenses:
   Real Estate Taxes ......................................................           12,101                12,814
   Repairs and Maintenance ................................................            4,325                 5,031
   Property Management ....................................................            2,955                 2,937
   Utilities ..............................................................            1,866                 2,798
   Insurance ..............................................................              501                   501
   Other ..................................................................            1,744                 2,232
   General and Administrative .............................................            5,139                 4,318
   Interest Expense .......................................................           19,052                20,460
   Amortization of Deferred Financing Costs ...............................              445                   425
   Depreciation and Other Amortization ....................................           15,804                14,216
                                                                                    --------             ---------
              Total Expenses ..............................................           63,932                65,732
                                                                                    --------             ---------

Income from Continuing Operations Before Equity in Income of Other
Real Estate Partnerships, Equity in Income of Joint Ventures and Gain
on Sale of Real Estate.....................................................           11,512                17,406
Equity in Income of Other Real Estate Partnerships ........................           15,395                 9,295
Equity in Income of Joint Ventures ........................................              222                   186
Gain on Sale of Real Estate ...............................................              640                11,919
                                                                                    --------             ---------
Income From Continuing Operations .........................................           27,769                38,806
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $6,422 for the Three Months Ended March 31, 2002) ...........            6,977                   571
                                                                                    --------             ---------
Net Income ................................................................           34,746                39,377
Less:  Preferred Unit Distributions .......................................           (7,231)               (7,231)
                                                                                    --------             ---------
Net Income Available to Unitholders .......................................         $ 27,515             $  32,146
                                                                                    ========             =========

Income from Continuing Operations Available to Unitholders
     Per Weighted Average Unit Outstanding:
           Basic ..........................................................         $    .45             $     .68
                                                                                    ========             =========
           Diluted ........................................................         $    .44             $     .68
                                                                                    ========             =========

Net Income Available to Unitholders Per Weighted Average Unit
     Outstanding:
           Basic ..........................................................         $    .60             $     .70
                                                                                    ========             =========
           Diluted ........................................................         $    .60             $     .69
                                                                                    ========             =========

Net Income ................................................................         $ 34,746             $  39,377
Other Comprehensive Income:
           Cumulative Transition Adjustment ...............................             --                 (14,920)
           Settlement of Interest Rate Protection Agreement ...............             --                     371
           Mark-to-Market of Interest Rate Protection Agreements...........            3,573                  (137)
           Amortization of Interest Rate Protection Agreements ............               54                    90
                                                                                    --------             ---------
Comprehensive Income ......................................................         $ 38,373             $  24,781
                                                                                    ========             =========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three Months Ended       Three Months Ended
                                                                                  March 31, 2002           March 31, 2001
                                                                                ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .............................................................          $  34,746             $  39,377
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ..........................................................             13,573                12,346
    Amortization of Deferred Financing Costs ..............................                445                   425
    Other Amortization ....................................................              3,246                 3,508
    Equity in Income of Joint Ventures ....................................               (222)                 (186)
    Distributions from Joint Ventures .....................................                181                   186
    Gain on Sale of Real Estate ...........................................             (7,062)              (11,919)
    Equity in Income of Other Real Estate Partnerships ....................            (15,395)               (9,295)
    Distributions from Investment in Other Real Estate Partnerships........             15,395                 9,295
    Increase in Tenant Accounts Receivable and
         Prepaid Expenses and Other Assets, Net ...........................             (4,579)               (4,257)
    Increase in Deferred Rent Receivable ..................................               (473)                 (404)
    Decrease in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits ..................            (12,203)              (23,016)
                                                                                     ---------             ---------
          Net Cash Provided by Operating Activities .......................             27,652                16,060
                                                                                     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate ...............            (25,661)              (83,805)
    Net Proceeds from Sales of Investment in Real Estate ..................             56,788                50,112
    Investments in and Advances to Other Real Estate Partnerships..........            (55,428)               (7,933)
    Distributions from Other Real Estate Partnerships .....................             11,374                 6,908
    Contributions to Joint Ventures .......................................             (2,176)                   --
    Distributions from Joint Ventures .....................................               --                     251
    Repayment of Mortgage Loans Receivable ................................                 18                 2,885
   (Increase) Decrease in Restricted Cash .................................            (26,014)               20,002
                                                                                     ---------             ---------
         Net Cash Used in Investing Activities ............................            (41,099)              (11,580)
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions .....................................................             10,062                 5,060
   Unit Distributions .....................................................            (31,196)              (30,275)
   Repurchase of Restricted Units .........................................             (1,679)               (1,588)
   Preferred Unit Distributions ...........................................               --                  (7,231)
   Repayments on Mortgage Loans Payable ...................................               (364)               (1,478)
   Proceeds from Senior Unsecured Debt ....................................               --                 199,390
   Proceeds from Acquisition Facilities Payable ...........................             83,500                99,300
   Repayments on Acquisition Facilities Payable ...........................            (46,500)             (260,000)
   Cost of Debt Issuance and Prepayment Fees ..............................               --                  (1,896)
                                                                                     ---------             ---------
          Net Cash Provided by Financing Activities .......................             13,823                 1,282
                                                                                     ---------             ---------
   Net Increase in Cash and Cash Equivalents ..............................                376                 5,762
   Cash and Cash Equivalents, Beginning of Period .........................               --                   3,644
                                                                                     ---------             ---------
   Cash and Cash Equivalents, End of Period ...............................          $     376             $   9,406
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    ORGANIZATION AND FORMATION OF PARTNERSHIP


      First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.0% ownership interest at March 31, 2002. The limited partners of the Operating Partnership own approximately a 15.0% interest in the Operating Partnership at March 31, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

      The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

      The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

      The consolidated financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting. As of March 31, 2002, the Consolidated Operating Partnership owned 799 in-service properties containing an aggregate of approximately 51.6 million square feet of gross leasable area ("GLA"). On a combined basis, as of March 31, 2002, the Other Real Estate Partnerships owned 115 in-service properties containing an aggregate of approximately 11.5 million square feet of GLA.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 2001 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2001 audited financial statements included in the Operating Partnership's 2001 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2002 and 2001. Actual results could differ from those estimates.

      In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2002 and the results of its operations and its cash flows for each of the three months ended March 31, 2002 and 2001.

Tenant Accounts Receivable, Net:

      The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of March 31, 2002 and December 31, 2001.

Discontinued Operations:

      On January 1, 2002, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses final accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 and the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

      On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Consolidated Operating Partnership is currently assessing the impact of FAS 145 on its consolidated financial position, liquidity, and results of operations.

Reclassification:

      Certain 2001 items have been reclassified to conform to the 2002 presentation.

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

      Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:


Condensed Combined Balance Sheets:


                                                       March 31,    December 31,
                                                          2002          2001
                                                        --------     -----------
                      ASSETS

Assets:
  Investment in Real Estate, Net .....................  $376,259      $355,504
  Real Estate Held for Sale, Net .....................     2,051         2,048
  Other Assets, Net ..................................    97,633        72,643
                                                        --------      --------
          Total Assets ...............................  $473,994      $430,195
                                                        ========      ========

   LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage Loans  Payable ............................  $ 40,560      $ 40,728
  Other Liabilities ..................................     7,354         7,811
                                                        --------      --------
           Total Liabilities .........................    47,914        48,539
                                                        --------      --------
  Partners' Capital ..................................   426,080       381,656
                                                        --------      --------
           Total Liabilities and Partners' Capital....  $473,994      $430,195
                                                        ========      ========

Condensed Combined Statements of Operations:


                                                             Three Months Ended
                                                    -----------------------------------
                                                    March 31, 2002      March 31, 2001
                                                    ----------------    ---------------
Total Revenues ...................................      $ 13,797            $ 15,673
Property Expenses ................................        (3,891)             (4,339)
Interest Expense .................................          (732)               (742)
Amortization of Deferred Financing Costs .........           (17)                (17)
Depreciation and Other Amortization ..............        (2,917)             (2,865)
Gain on Sale of Real Estate ......................          --                 1,957
Income from Discontinued Operations (Including
Gain on Sale of Real Estate of $8,606 for the
Three Months Ended March 31, 2002) ...............         9,297                 687
                                                        --------            --------
Net Income .......................................      $ 15,537            $ 10,354
                                                        ========            ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


4.    INVESTMENTS IN JOINT VENTURES

      During the three months ended March 31, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $224 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively and approximately $243 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $2,176 in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $181 from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 36 industrial properties comprising approximately 1.0 million square feet of GLA and the December 2001 Joint Venture had economic interests in 11 industrial properties comprising approximately 2.2 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnerships economic interest in the December 2001 Joint Venture.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Acquisition Facility Payable:

      In January 2002, the Consolidated Operating Partnership entered into an interest rate swap agreement (the "Interest Rate Swap Agreement") which fixed the interest rate on a portion of the Consolidated Operating Partnership's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated this transaction as a cash flow hedge. The Interest Rate Swap Agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. Any payments or receipts from the Interest Rate Swap Agreement will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that the Interest Rate Swap Agreement will be 100% effective and, as a result, the change in value will be shown in other comprehensive income.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and acquisition facility payable:


                                       OUTSTANDING BALANCE AT        ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                   -----------------------------     ---------------------------    ----------------
                                     MARCH 31,      DECEMBER 31,      MARCH 31,    DECEMBER 31,         MARCH 31,      MATURITY
                                       2002            2001             2002           2001               2002           DATE
                                   ------------    -------------    ------------   -------------    ----------------  ---------
MORTGAGE LOANS PAYABLE, NET
---------------------------
CIGNA Loan ......................   $   33,021      $   33,214         $    206        $   207            7.500%        4/01/03
Assumed Loans ...................        6,411           6,538             --             --              9.250%        1/01/13
LB Loan  II .....................          705             705               38             24            8.000%             (1)
Acquisition Mortgage Loan III ...        3,039           3,065               22           --              8.875%        6/01/03
Acquisition Mortgage Loan IV ....        2,274           2,286               17           --              8.950%       10/01/06
Acquisition Mortgage Loan VI ....          914(2)          923(2)             7              7            8.875%       11/01/06
                                    ----------      ----------         --------        -------
Total ...........................   $   46,364      $   46,731         $    290        $   238
                                    ==========      ==========         ========        =======

SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes ......................   $   50,000      $   50,000         $  1,246        $   383            6.900%       11/21/05
2006 Notes ......................      150,000         150,000            3,500            875            7.000%       12/01/06
2007 Notes ......................      149,973(3)      149,972(3)         4,307          1,457            7.600%        5/15/07
2011 PATS .......................       99,575(3)       99,563(3)         2,786            942            7.375%        5/15/11(4)
2017 Notes ......................       99,850(3)       99,847(3)         2,500            625            7.500%       12/01/17
2027 Notes ......................       99,878(3)       99,877(3)         2,701            914            7.150%        5/15/27(5)
2028 Notes ......................      199,793(3)      199,791(3)         3,209          7,009            7.600%        7/15/28
2011 Notes ......................      199,456(3)      199,441(3)           655          4,343            7.375%        3/15/11
                                    ----------      ----------         --------        -------
Total ...........................   $1,048,525      $1,048,491         $ 20,904        $16,548
                                    ==========      ==========         ========        =======

ACQUISITION FACILITY PAYABLE
----------------------------
2000 Unsecured Acquisition
   Facility .....................   $  219,500      $  182,500         $    559        $   571             3.31%        6/30/03
                                    ==========      ==========         ========        =======



(1) The maturity date of the LB Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.

(2) At March 31, 2002, the Acquisition Mortgage Loan VI is net of an unamortized premium of $38. At December 31, 2001, the Acquisition Mortgage Loan VI is net of an unamortized premium of $41.

(3)   At March 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
      Notes and the 2011 Notes are net of unamortized discounts of $27, $425, $150, $122, $207 and $544, respectively. At December 31, 2001, the 2007
      Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437 $153, $123, $209 and $559, respectively.

(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002. The Consolidated Operating Partnership has received redemption notices from holders representing $84,930 of the 2027 Notes outstanding.

      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                                        Amount
                                      -----------
               Remainder of 2002      $    86,153
               2003                       255,513
               2004                           758
               2005                        50,830
               2006                       153,425
               Thereafter                 768,442
                                      -----------
               Total                  $ 1,315,121
                                      ===========


      The maturity date of the LB Loan II is based on a contingent event. As a result, this loan is not included in the preceding table. The table presents $84,930 of the 2027 Notes as being due in 2002 due to redemption notices the Consolidated Operating Partnership has received from certain holders. The table presents the remaining $15,070 as coming due in 2027.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED


Other Comprehensive Income

      In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $234 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

      The following is a roll forward of the accumulated other comprehensive loss balance relating to the Consolidated Operating Partnership's derivative transactions:

      Balance at December 31, 2001..................................  $ (12,381)
        Mark-to-Market of Interest Rate Protection Agreements and
          Interest Rate Swap Agreements......................             3,573
        Amortization of Interest Rate Protection Agreements ......           54
                                                                      ---------
      Balance at March 31, 2002.....................................  $  (8,754)
                                                                      =========


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

Unit Contributions:

      During the three months ended March 31, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 965 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3,144 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

      During the three months ended March 31, 2002, the Company issued 870,600 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6.    PARTNERS' CAPITAL, CONTINUED

      During the three months ended March 31, 2002, certain employees exercised 354,953 non-qualified employee stock options. Net proceeds to the Company were approximately $10,062. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

      On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per Unit, totaling approximately $31,196.

7.    ACQUISITION AND DEVELOPMENT OF REAL ESTATE

      During the three months ended March 31, 2002, the Consolidated Operating Partnership acquired one industrial property comprising approximately .01 million square feet of GLA. The aggregate purchase price for this acquisition totaled approximately $2,789 excluding costs incurred in conjunction with the acquisition of the property. The Consolidated Operating Partnership also completed the development of three industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $24.2 million.

8.    SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED
      OPERATIONS

      During the three months ended March 31, 2002, the Consolidated Operating Partnership sold 15 industrial properties comprising approximately 1.3 million square feet of GLA that were not classified as held for sale at December 31, 2001, two properties comprising approximately .1 million square feet of GLA that were classified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $67,804. The gain on sale of real estate was approximately $7,062. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 15 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

      At March 31, 2002, the Consolidated Operating Partnership had 11 industrial properties comprising approximately 1.1 million square feet of GLA held for sale. Ten of the 11 properties comprising approximately 1.0 million square feet of GLA held for sale at March 31, 2002 were identified as held for sale as of December 31, 2001. In accordance with FAS 144, the results of operations of the property identified as held for sale during the three months ended March 31, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the 10 industrial properties identified as held for sale by the Consolidated Operating Partnership, prior to January 1, 2002.

                                               Three Months Ended
                                                   March 31,
                                              ---------------------
                                                2002         2001
                                              --------     --------
      Total Revenues                          $  1,324     $ 1,144
      Operating Expenses
                                                  (503)       (537)
      Depreciation and Amortization
                                                  --            (7)
                                              --------     -------
      Net Income                              $    821     $   600
                                              ========     =======

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.    SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS


Supplemental disclosure of cash flow information:


                                                                                        Three Months Ended
                                                                                       --------------------
                                                                                       March 31,   March 31,
                                                                                         2002        2001
                                                                                       --------    --------
   Interest paid, net of capitalized interest ......................................   $ 14,656    $ 10,686
                                                                                       ========    ========
   Interest capitalized ............................................................   $  2,855    $  1,973
                                                                                       ========    ========

Supplemental schedule of noncash investing and financing activities:
   Distribution payable on units ...................................................   $ 31,453    $ 30,537
                                                                                       ========    ========
   Distribution payable on preferred units .........................................   $  7,231    $  7,231
                                                                                       ========    ========

Issuance of Units in exchange for property .........................................   $   --      $  1,491
                                                                                       ========    ========

Exchange of limited partnership units for general partnership units:
    Limited partnership units ......................................................   $   (322)   $ (2,512)
    General partnership units ......................................................        322       2,512
                                                                                       --------    --------
                                                                                       $   --      $   --
                                                                                       ========    ========

In conjunction with the property and land acquisitions, the
following liabilities were assumed:
      Purchase of real estate ......................................................   $  2,789    $ 43,596
      Accrued real estate taxes and security deposits ..............................        (38)       (579)
                                                                                       --------    --------
                                                                                       $  2,751    $ 43,017
                                                                                       ========    ========

In conjunction with a property sale, the Consolidated
   Operating Partnership provided seller financing on behalf of certain buyer:
       Notes Receivable ............................................................   $  4,500    $   --
                                                                                       ========    ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10.   EARNINGS PER UNIT ("EPU")

      The computation of basic and diluted EPU is presented below:


                                                                          Three Months Ended
                                                                    -----------------------------
                                                                      March 31,       March 31,
                                                                        2002             2001
                                                                    ------------    -------------
Numerator:

  Income from Continuing Operations .............................    $     27,769    $     38,806
  Less: Preferred Distributions .................................          (7,231)         (7,231)
                                                                     ------------    ------------
  Income from Continuing Operations Available to Unitholders
    for Basic and Diluted EPU ...................................          20,538          31,575
  Discontinued Operations .......................................           6,977             571
                                                                     ------------    ------------
  Net Income Available to Unitholders
       For Basic and Diluted EPU ................................    $     27,515    $     32,146
                                                                     ============    ============

Denominator:

  Weighted Average Units - Basic ................................      45,948,158      46,184,471

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that result in the issuance of general
     partnership units ..........................................         279,647         416,657
                                                                     ------------    ------------
  Weighted Average Units Outstanding- Diluted ...................      46,227,805      46,601,128
                                                                     ============    ============


Basic EPU:

  Income from Continuing Operations Available to Unitholders.....    $        .45    $        .68
                                                                     ============    ============
  Discontinued Operations .......................................    $        .15    $        .01
                                                                     ============    ============
  Net Income Available to Unitholders ...........................    $        .60    $        .70
                                                                     ============    ============

Diluted EPU:

  Income from Continuing Operations Available to Unitholders.....    $        .44    $        .68
                                                                     ============    ============
  Discontinued Operations .......................................    $        .15    $        .01
                                                                     ============    ============
  Net Income Available to Unitholders ...........................    $        .60    $        .69
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

         The Consolidated Operating Partnership has committed to the construction of 40 development projects totaling approximately 3.6 million square feet of GLA for an estimated investment of approximately $192.3 million. Of this amount, approximately $43.0 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership expects to place in service all of these development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.   SUBSEQUENT EVENTS

      From April 1, 2002 to May 3, 2002, the Consolidated Operating Partnership acquired 11 industrial properties for an aggregate purchase price of approximately $45,190, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property for approximately $20,863 of gross proceeds.

      On April 1, 2002, the Operating Partnership paid a first quarter 2002 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on April 1, 2002 totaled, in the aggregate, approximately $7,231.

      On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be May 14, 2002. The Series B Preferred Units associated with the Series B Preferred Stock will be redeemed on May 14, 2002 as well.

      On April 15, 2002, the Operating Partnership issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on October 15 and April 15. The Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Operating Partnership settled the interest rate protection agreements for approximately $1,772 of proceeds which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

      On April 15, 2002, the Operating Partnership issued $50,000 of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on October 15 and April 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

      On April 15, 2002, the Operating Partnership received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. The redemption notices require the Operating Partnership to payoff and retire $84,930 of the 2027 Notes on May 15, 2002.

      On April 22, 2002, the Operating Partnership paid a first quarter 2002 distribution of $.6800 per Unit, totaling approximately $31,453.

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

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.0% ownership interest at March 31, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $350 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.0% interest in the Operating Partnership at March 31, 2002.

      The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole shareholder of First Industrial Development Services, Inc. and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture"). The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

      At March 31, 2002, the Consolidated Operating Partnership owned 799 in-service properties with approximately 51.6 million square feet of gross leasable area ("GLA"), compared to 856 in-service properties with approximately
54.9 million square feet of GLA at March 31, 2001. During the period between April 1, 2001 and March 31, 2002, the Consolidated Operating Partnership acquired 44 properties containing approximately 2.4 million square feet of GLA, completed development of eight properties totaling approximately 1.7 million square feet of GLA and sold 116 in-service properties totaling approximately 7.6 million square feet of GLA, three out of service properties and several land parcels. The Consolidated Operating Partnership also took six properties out of service that are under redevelopment comprising approximately .7 million square feet of GLA and placed in-service four properties comprising approximately .3 million square feet of GLA. In addition, the Other Real Estate Partnerships contributed nine industrial properties comprising approximately .6 million square feet of GLA to the Consolidated Operating Partnership.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

      Rental income and tenant recoveries and other income decreased by approximately $7.7 million or 9.3% due primarily to a decrease in average GLA and a decrease in average occupancy for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2001, decreased by approximately $1.4 million or 2.0% due primarily to a decrease in tenant recoveries due to a decrease in property expenses (as discussed below) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $2.8 million or 10.7%. This decrease is due primarily to decreases in real estate taxes, repairs and maintenance and utilities. The decrease in real estate taxes and utilities is due to a decrease in average GLA for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in repairs and maintenance is due to a decrease in maintenance expenses. Property expenses from properties owned prior to January 1, 2001 decreased by approximately $.6 million or 3.0% due primarily to the explanations above.

      General and administrative expense increased by approximately $.8 million due primarily to an increase in employee compensation and additional employees.

      Interest expense decreased by approximately $1.4 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due primarily to a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the three months ended March 31, 2002 (6.67%) as compared to the three months ended March 31, 2001 (7.26%), as well as an increase in capitalized interest due to an increase in development activities. This was slightly offset by a higher average debt balance outstanding for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The average debt balance outstanding for the three months ended March 31, 2002 and 2001 was approximately $1,307.5 million and $1,233.8 million, respectively.

      Amortization of deferred financing costs remained relatively unchanged.

      Depreciation and other amortization increased by approximately $1.6 million due primarily to a decrease in the number of properties the Consolidated Operating Partnership considered held for sale at March 31, 2002 as compared to March 31, 2001.

      Equity in income of Other Real Estate Partnerships increased by approximately $6.1 million due primarily to an increase in gain on sale of real estate.

      Equity in income of joint ventures remained relatively unchanged.

      The $.6 million gain on sale of real estate for the three months ended March 31, 2002 resulted from the sale of two industrial properties that were identified as held for sale at December 31, 2001. Gross proceeds from these sales were approximately $4.8 million.

      The $11.9 million gain on sale of real estate for the three months ended March 31, 2001 resulted from the sale of 22 industrial properties and several land parcels. Gross proceeds from these sales were approximately $54.6 million.

      Income from discontinued operations of approximately $7.0 million for the three months ended March 31, 2002 reflects the results of operations and gain on sale of 15 industrial properties and several land parcels that were sold during the three months ended March 31, 2002 as well as the results of operations of one industrial property identified as held for sale during the three months ended March 31, 2002. Gross proceeds from the sales of the 15 industrial properties and several land parcels were approximately $63.0 million, resulting in a gain on sale of real estate of approximately $6.4 million.

      Income from discontinued operations of approximately $.6 million for the three months ended March 31, 2001 reflects the results of operations of the 15 industrial properties that were sold during the three months ended March 31, 2002 as well as the results of operations of one industrial property identified as held for sale during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      On March 31, 2002, the Consolidated Operating Partnership's cash and cash equivalents was approximately $.4 million and restricted cash totaled approximately $32.4 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2002

      Net cash provided by operating activities of approximately $27.7 million for the three months ended March 31, 2002 was comprised primarily of net income of approximately $34.8 million and adjustments for non-cash items of approximately $9.7 million, offset by the net change in operating assets and liabilities of approximately $16.8 million. The adjustments for the non-cash items of approximately $9.7 million are primarily comprised of depreciation and amortization of approximately $17.2 million, offset by the gain on sale of real estate of approximately $7.0 million and the effect of the straight-lining of rental income of approximately $.5 million.

      Net cash used in investing activities of approximately $41.1 million for the three months ended March 31, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to the December 2001 Joint Venture, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $13.8 million for the three months ended March 31, 2002 was comprised primarily of general partnership and limited partnership units ("Unit") contributions and net borrowings under the Operating Partnership's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by Unit and preferred general partnership unit distributions, the repurchase of restricted units and repayments on mortgage loans payable.

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

      Net cash used in investing activities of approximately $11.6 million for the three months ended March 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and investments in and advances to the Other Real Estate Partnerships, offset by the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, distributions from two of the Operating Partnership's industrial real estate joint ventures, the repayment of mortgage loans receivable and a decrease in restricted cash to purchase properties to affect Section 1031 exchanges.

      Net cash provided by financing activities of approximately $1.3 million for the three months ended March 31, 2001 was comprised primarily of Unit contributions and proceeds from the issuance of senior unsecured debt, offset by Unit and preferred general partnership unit distributions, the repurchase of restricted units, repayments on mortgage loans payable, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt and net repayments under the 2000 Unsecured Acquisition Facility.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

      During the three months ended March 31, 2002, the Consolidated Operating Partnership acquired one industrial property comprising approximately .01 million square feet of GLA. The aggregate purchase price for this acquisition totaled approximately $2.8 million, excluding costs incurred in conjunction with the acquisition of the property. The Consolidated Operating Partnership also completed the development of three industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $24.2 million.

      The Consolidated Operating Partnership has committed to the construction of 40 development projects totaling approximately 3.6 million square feet of GLA for an estimated investment of approximately $192.3 million. Of this amount, approximately $43.0 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership expects to place in service all of these developments during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

      During the three months ended March 31, 2002, the Consolidated Operating Partnership sold 15 industrial properties comprising approximately 1.3 million square feet of GLA that were not classified as held for sale at December 31, 2001, two properties comprising .1 million square feet of GLA that were classified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $67.8 million. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 15 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

      At March 31, 2002, the Consolidated Operating Partnership had 11 industrial properties comprising approximately 1.1 million square feet of GLA held for sale. Ten of the 11 properties comprising approximately 1.0 million square feet of GLA that were held for sale as of March 31, 2002 were identified as held for sale at December 31, 2001. Income from operations for these ten industrial properties held for sale for the three months ended March 31, 2002 and 2001 is approximately $.8 million and $.6 million, respectively. Net carrying value of the 11 industrial properties held for sale at March 31, 2002 is approximately $26.5 million. In accordance with FAS 144, the results of operations of the property identified as held for sale during the three months ended March 31, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

      During the three months ended March 31, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $.5 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $2.2 million in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.2 million from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 36 industrial properties comprising approximately 1.0 million square feet of GLA and the December 2001 Joint Venture had economic interests in 11 industrial properties comprising approximately 2.2 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnerships economic interest in the December 2001 Joint Venture.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At March 31, 2002, $1,169.9 million (approximately 89.0% of total debt at March 31, 2002) of the Consolidated Operating Partnership's debt was fixed rate debt (included in the fixed rate debt is $75.0 million of borrowings under the Consolidated Operating Partnership's 2000 Unsecured Acquisition Facility which the Consolidated Operating Partnership fixed the interest rate via interest rate swap agreements) and $144.5 million (approximately 11.0% of total debt at March 31,
2002) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt as well as interest rate protection agreements with a notional value of $100 million which fixed the interest rate on a forecasted offering of unsecured debt (the "Treasury Locks"). Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at March 31, 2002, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.5 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2002 by approximately $50.2 million to $1,103.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2002 by approximately $55.4 million to $1,208.9 million. A 10% increase in interest rates would decrease the fair value of the Written Option at March 31, 2002 by approximately $1.8 million to $3.4 million. A 10% decrease in interest rates would increase the fair value of the Written Option at March 31, 2002 by approximately $2.5 million to $7.7 million. The Consolidated Operating Partnership settled the Treasury Locks on April 5, 2002 for proceeds of approximately $2.3 million.

GENERAL PARTNERSHIP, LIMITED PARTNERSHIP, PREFERRED GENERAL PARTNERSHIP UNIT CONTRIBUTIONS AND EMPLOYEE STOCK OPTIONS

      The Operating Partnership has issued Units and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties. The preferred general partnership units resulted from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

      During the three months ended March 31, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 965 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

      During the three months ended March 31, 2002, the Company issued 870,600 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

      During the three months ended March 31, 2002, certain employees exercised 354,953 non-qualified employee stock options. Net proceeds to the Company were approximately $10.1 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

      On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per Unit, totaling approximately $31.2 million.

SUBSEQUENT EVENTS

      From April 1, 2002 to May 3, 2002, the Consolidated Operating Partnership acquired 11 industrial properties for an aggregate purchase price of approximately $45.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property for approximately $20.9 million of gross proceeds.

      On April 1, 2002, the Operating Partnership paid a first quarter 2002 distribution of $54.688 per unit on its Series B Cumulative Preferred Units, $53.906 per unit on its Series C Cumulative Preferred Units, $49.687 per unit on its Series D Cumulative Preferred Units and $49.375 per unit on its Series E Cumulative Preferred Units. The preferred unit distributions paid on April 1, 2002 totaled, in the aggregate, approximately $7.2 million.

      On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be May 14, 2002. The Series B Preferred Units associated with the Series B Preferred Stock will be redeemed on May 14, 2002 as well.

      On April 15, 2002, the Operating Partnership issued $200.0 million of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on October 15 and April
15. The Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Operating Partnership settled the interest rate protection agreements for approximately $1.8 million of proceeds which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

      On April 15, 2002, the Operating Partnership issued $50.0 million of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on October 15 and April 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

      On April 15, 2002, the Operating Partnership received redemption notices from holders representing $84.9 million of the 2027 Notes outstanding. The redemption notices require the Operating Partnership to payoff and retire $84.9 million of the 2027 Notes on May 15, 2002.

      On April 22, 2002, the Operating Partnership paid a first quarter 2002 distribution of $.6800 per Unit, totaling approximately $31.5 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of March 31, 2002, $500.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. As of May 3, 2002, $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At March 31, 2002, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 3.31%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80%, or the Prime Rate, at the Operating Partnership's election. As of May 3, 2002, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $297.8 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

      On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Consolidated Operating Partnership is currently assessing the impact of FAS 145 on its consolidated financial position, liquidity, and results of operations.



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

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   (a)   Exhibits:
            None.


   (b)   Reports on Form 8-K:

         Report on Form 8-K filed April 17, 2002, dated April 4, 2002, reporting the pricing of offerings by First Industrial, L.P. of $200 million of 6.875% Notes due 2012 and $50 million of 7.75% Notes due 2032.

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


                                         FIRST INDUSTRIAL, L.P.
                                         By: FIRST INDUSTRIAL REALTY TRUST, INC.
                                         ITS SOLE GENERAL PARTNER

Date: May 9, 2002                        By:  /s/ Scott A. Musil
                                            ------------------------------------
                                              Scott A. Musil
                                              Senior Vice President- Controller
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------
   None.