Form 10-Q
period 2002-06-30
FIRST INDUSTRIAL LP
filed 2002-08-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                      INDEX




                                                                                      PAGE
                                                                                      ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements


     Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001..........    2

     Consolidated Statements of Operations for the Six Months Ended June 30, 2002
     and June 30, 2001..............................................................    3

     Consolidated Statements of Operations for the Three Months Ended June 30, 2002
     and June 30, 2001..............................................................    4

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002
     and June 30, 2001..............................................................    5

     Notes to Consolidated Financial Statements ....................................    6-16


   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...................................................    17-27

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............    27


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings ......................................................    28
   Item 2.  Changes in Securities ..................................................    28
   Item 3.  Defaults Upon Senior Securities.........................................    28
   Item 4.  Submission of Matters to a Vote of Security Holders ....................    28
   Item 5.  Other Information ......................................................    28
   Item 6.  Exhibits and Report on Form 8-K.........................................    28



SIGNATURE ..........................................................................    29


EXHIBIT INDEX.......................................................................    30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       June 30,      December 31,
                                                                         2002           2001
                                                                    --------------  -------------
                                              ASSETS
Assets:
   Investment in Real Estate:
      Land .......................................................   $   375,333    $   368,725
      Buildings and Improvements .................................     1,798,816      1,801,097
      Furniture, Fixtures and Equipment ..........................         1,174          1,174
      Construction in Progress ...................................       152,617        140,887
      Less: Accumulated Depreciation .............................      (249,038)      (229,293)
                                                                     -----------    -----------
              Net Investment in Real Estate ......................     2,078,902      2,082,590

   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $5,027 at June 30, 2002 and $3,917 at
     December 31, 2001 ...........................................        33,877         28,702
   Investments in and Advances to Other Real Estate Partnerships .       412,724        378,350
   Cash and Cash Equivalents .....................................         1,387           --
   Restricted Cash ...............................................        18,561          6,394
   Tenant Accounts Receivable, Net ...............................         9,563         10,145
   Investments in Joint Ventures .................................        10,918          9,010
   Deferred Rent Receivable ......................................        12,520         12,140
   Deferred Financing Costs, Net .................................        10,875         10,173
   Prepaid Expenses and Other Assets, Net ........................        44,153         43,148
                                                                     -----------    -----------
              Total Assets .......................................   $ 2,633,480    $ 2,580,652
                                                                     ===========    ===========

                                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ...................................   $    57,068    $    46,731
   Senior Unsecured Debt, Net ....................................     1,211,715      1,048,491
   Acquisition Facility Payable ..................................       156,100        182,500
   Accounts Payable and Accrued Expenses .........................        59,808         68,919
   Rents Received in Advance and Security Deposits ...............        19,502         22,890
   Distributions Payable .........................................        36,651         31,196
                                                                     -----------    -----------
              Total Liabilities ..................................     1,540,844      1,400,727
                                                                     -----------    -----------

Commitments and Contingencies ....................................          --             --

Partners' Capital:
    General Partner Preferred Units (140,000 units issued and
      outstanding at June 30, 2002 and December 31, 2001) ........       240,697        336,990
    General Partner Units (39,572,897 and 38,904,687 units issued and outstanding at June 30, 2002 and December 31, 2001,
      respectively) ..............................................       696,976        686,544
    Unamortized Value of General Partnership Restricted Units ....        (6,891)        (6,247)
    Limited Partners' Units (6,928,003 and 6,972,649 units issued and outstanding at June 30, 2002 and December 31, 2001,
      respectively) ..............................................       172,517        175,019
    Accumulated Other Comprehensive Loss .........................       (10,663)       (12,381)
                                                                     -----------    -----------
                Total Partners' Capital ..........................     1,092,636      1,179,925
                                                                     -----------    -----------
                Total Liabilities and Partners' Capital ..........   $ 2,633,480    $ 2,580,652
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                        Six Months     Six Months
                                                                           Ended         Ended
                                                                       June 30, 2002  June 30, 2001
                                                                       -------------  -------------
Revenues:
   Rental Income ......................................................   $ 113,646    $ 119,693
   Tenant Recoveries and Other Income .................................      35,489       38,843
                                                                          ---------    ---------
             Total Revenues ...........................................     149,135      158,536
                                                                          ---------    ---------

Expenses:
   Real Estate Taxes ..................................................      24,154       24,634
   Repairs and Maintenance ............................................       9,538        8,921
   Property Management ................................................       5,786        5,634
   Utilities ..........................................................       3,650        4,467
   Insurance ..........................................................       1,065          996
   Other ..............................................................       3,708        4,084
   General and Administrative .........................................       9,967        9,182
   Interest Expense ...................................................      41,235       40,396
   Amortization of Deferred Financing Costs ...........................         925          865
   Depreciation and Other Amortization ................................      31,343       27,699
                                                                          ---------    ---------
              Total Expenses ..........................................     131,371      126,878
                                                                          ---------    ---------

Income from Continuing Operations Before Equity in Income of Other Real
    Estate Partnerships, Equity in Income of Joint Ventures and Gain
    on Sale of Real Estate ............................................      17,764       31,658
Equity in Income of Other Real Estate Partnerships ....................      33,063       23,988
Equity in Income of Joint Ventures ....................................         576          436
Gain on Sale of Real Estate ...........................................       3,256       21,612
                                                                          ---------    ---------
Income From Continuing Operations .....................................      54,659       77,694
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $13,231 for the Six Months Ended June 30, 2002) .........      15,824        4,042
                                                                          ---------    ---------
Net Income Before Extraordinary Loss ..................................      70,483       81,736
Extraordinary Loss ....................................................        (888)     (10,309)
                                                                          ---------    ---------
Net Income ............................................................      69,595       71,427
Less:  Preferred Unit Distributions ...................................     (13,344)     (14,462)
                                                                          ---------    ---------
Net Income Available to Unitholders ...................................   $  56,251    $  56,965
                                                                          =========    =========

Income from Continuing Operations Available to Unitholders
     Per Weighted Average Unit Outstanding:
           Basic ......................................................   $     .90    $    1.36
                                                                          =========    =========
           Diluted ....................................................   $     .89    $    1.35
                                                                          =========    =========

Net Income Available to Unitholders Before Extraordinary Loss
     Per Weighted Average Unit Outstanding:
           Basic ......................................................   $    1.24    $    1.45
                                                                          =========    =========
           Diluted ....................................................   $    1.23    $    1.44
                                                                          =========    =========

Net Income Available to Unitholders Per Weighted Average Unit
     Outstanding:
           Basic ......................................................   $    1.22    $    1.23
                                                                          =========    =========
           Diluted ....................................................   $    1.21    $    1.22
                                                                          =========    =========

Net Income ............................................................   $  69,595    $  71,427
Other Comprehensive Income:
           Cumulative Transition Adjustment ...........................        --        (14,920)
           Settlement of Interest Rate Protection Agreement ...........       1,772         (191)
           Mark-to-Market of Interest Rate Protection Agreements ......        (179)        --
           Write-off of Unamortized Interest Rate Protection Agreement
             Due to the Early Retirement of Debt ......................        --          2,156
           Amortization of Interest Rate Protection Agreements ........         125          702
                                                                          ---------    ---------
Comprehensive Income ..................................................   $  71,313    $  59,174
                                                                          =========    =========

     The accompanying notes are an integral part of the financial statements

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                             Three Months    Three Months
                                                                                 Ended          Ended
                                                                             June 30, 2002   June 30, 2001
                                                                             -------------   -------------
Revenues:
   Rental Income ............................................................   $ 57,793       $ 59,650
   Tenant Recoveries and Other Income .......................................     18,169         18,109
                                                                                --------       --------
             Total Revenues .................................................     75,962         77,759
                                                                                --------       --------

Expenses:
   Real Estate Taxes ........................................................     12,391         12,063
   Repairs and Maintenance ..................................................      5,299          4,001
   Property Management ......................................................      2,914          2,792
   Utilities ................................................................      1,831          1,817
   Insurance ................................................................        578            505
   Other ....................................................................      1,994          1,874
   General and Administrative ...............................................      4,828          4,864
   Interest Expense .........................................................     22,183         19,936
   Amortization of Deferred Financing Costs .................................        480            440
   Depreciation and Other Amortization ......................................     15,991         13,747
                                                                                --------       --------
              Total Expenses ................................................     68,489         62,039
                                                                                --------       --------

Income from Continuing Operations Before Equity in Income of Other Real
    Estate Partnerships, Equity in Income of Joint Ventures and Gain
    on Sale of Real Estate ..................................................      7,473         15,720
Equity in Income of Other Real Estate Partnerships ..........................     17,668         14,693
Equity in Income of Joint Ventures ..........................................        354            250
Gain (Loss) on Sale of Real Estate ..........................................      2,616          9,693
                                                                                --------       --------
Income From Continuing Operations ...........................................     28,111         40,356
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $6,809 for the Three Months Ended June 30, 2002) ..............      7,626          2,003
                                                                                --------       --------
Net Income Before Extraordinary Loss ........................................     35,737         42,359
Extraordinary Loss ..........................................................       (888)       (10,309)
                                                                                --------       --------
Net Income ..................................................................     34,849         32,050
Less:  Preferred Unit Distributions .........................................     (6,113)        (7,231)
                                                                                --------       --------
Net Income Available to Unitholders .........................................   $ 28,736       $ 24,819
                                                                                ========       ========

Income from Continuing Operations Available to Unitholders
     Per Weighted Average Unit Outstanding:
           Basic ............................................................   $    .47       $    .71
                                                                                ========       ========
           Diluted ..........................................................   $    .47       $    .71
                                                                                ========       ========

Net Income Available to Unitholders Before Extraordinary Loss
     Per Weighted Average Unit Outstanding:
           Basic ............................................................   $    .64       $    .75
                                                                                ========       ========
           Diluted ..........................................................   $    .63       $    .75
                                                                                ========       ========

Net Income Available to Unitholders Per Weighted Average Unit
     Outstanding:
           Basic ............................................................   $    .62       $    .53
                                                                                ========       ========
           Diluted ..........................................................   $    .61       $    .53
                                                                                ========       ========

Net Income ..................................................................   $ 34,849       $ 32,050
Other Comprehensive Income:
           Settlement of Interest Rate Protection Agreement .................      1,772           (425)
           Mark-to-Market of Interest Rate Protection Agreements ............     (3,751)          --
           Write-off of Unamortized Interest Rate Protection Agreement
              Due to the Early Retirement of Debt ...........................         --          2,156
           Amortization of Interest Rate Protection Agreements ..............         71            612
                                                                                --------       --------
Comprehensive Income ........................................................   $ 32,941       $ 34,393
                                                                                ========       ========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Six Months Ended   Six Months Ended
                                                            June 30, 2002      June 30, 2001
                                                            -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..........................................      $  69,595          $  71,427
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Depreciation .......................................         27,322             24,523
    Amortization of Deferred Financing Costs ...........            925                865
    Other Amortization .................................          7,262              6,783
    Equity in Income of Joint Ventures .................           (576)              (436)
    Distributions from Joint Ventures ..................            576                436
    Gain on Sale of Real Estate ........................        (16,487)           (21,612)
    Extraordinary Loss .................................            888             10,309
    Equity in Income of Other Real Estate Partnerships .        (33,063)           (23,988)
    Distributions from Investment in Other Real Estate
         Partnerships ..................................         33,063             23,988
    Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ................         (6,738)            (6,658)
    Increase in Deferred Rent Receivable ...............         (1,095)            (1,103)
    Decrease in Accounts Payable and Accrued Expenses
         and Rents Received  in Advance and Security
         Deposits ......................................        (12,614)           (10,697)
                                                              ---------          ---------
          Net Cash Provided by Operating Activities ....         69,058             73,837
                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real
         Estate ........................................       (124,880)          (175,433)
    Net Proceeds from Sales of Investment in Real Estate        128,683            161,575
    Investments in and Advances to Other Real Estate
         Partnerships ..................................        (77,034)           (75,066)
    Distributions from Other Real Estate Partnerships in
         Excess of Equity in Income ....................         42,660             62,719
    Contributions to and Investments In Joint Ventures .         (3,104)              --
    Distributions from Joint Ventures in Excess of
         Equity in Income ..............................            179                166
    Funding of Mortgage Loans Receivable ...............           --              (27,588)
    Repayment of Mortgage Loans Receivable .............            500             23,071
    Increase in Restricted Cash ........................        (12,167)           (27,883)
                                                              ---------          ---------
         Net Cash Used in Investing Activities .........        (45,163)           (58,439)
                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions ..................................         15,749             13,936
   Unit Distributions ..................................        (62,648)           (60,812)
   Repurchase of Restricted Units ......................         (1,787)            (1,638)
   Preferred Unit Distributions ........................         (8,300)           (14,462)
   Repayments on Mortgage Loans Payable ................         (1,502)           (12,449)
   Proceeds from Senior Unsecured Debt .................        247,950            199,390
   Other Proceeds from Senior Unsecured Debt ...........          1,772               --
   Repayment of Senior Unsecured Debt ..................        (84,930)          (100,000)
   Redemption of Preferred Units .......................       (100,000)              --
   Proceeds from Acquisition Facilities Payable ........        320,300            297,300
   Repayments on Acquisition Facilities Payable ........       (346,700)          (326,300)
   Cost of Debt Issuance and Prepayment Fees ...........         (2,412)            (8,888)
                                                              ---------          ---------
          Net Cash Used in Financing Activities ........        (22,508)           (13,923)
                                                              ---------          ---------
   Net Increase in Cash and Cash Equivalents ...........          1,387              1,475
   Cash and Cash Equivalents, Beginning of Period ......           --                3,644
                                                              ---------          ---------
   Cash and Cash Equivalents, End of Period ............      $   1,387          $   5,119
                                                              =========          =========



    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.     ORGANIZATION AND FORMATION OF PARTNERSHIP


         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.1% ownership interest at June 30, 2002. The limited partners of the Operating Partnership own approximately a 14.9% interest in the Operating Partnership at June 30, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

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

         The consolidated financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting. As of June 30, 2002, the Consolidated Operating Partnership owned 788 in-service properties containing an aggregate of approximately 52.0 million square feet of gross leasable area ("GLA"). On a combined basis, as of June 30, 2002, the Other Real Estate Partnerships owned 118 in-service properties containing an aggregate of approximately 11.3 million square feet of GLA.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2002 and 2001. Actual results could differ from those estimates.

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2002 and the results of its operations for each of the six and three months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

Tenant Accounts Receivable, Net:

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of June 30, 2002 and December 31, 2001.

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


Recent Accounting Pronouncements:

         On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for fiscal years beginning after May 15, 2002. The Consolidated Operating Partnership believes that FAS 145 will not have an impact on its consolidated financial position, liquidity and results of operations.


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

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                         June 30,         December 31,
                                                           2002              2001
                                                        -----------      -------------
                      ASSETS
Assets:
        Investment in Real Estate, Net .........          $356,450          $355,504
        Real Estate Held for Sale, Net .........             2,798             2,048
        Other Assets, Net ......................           104,444            72,643
                                                          --------          --------
                Total Assets ...................          $463,692          $430,195
                                                          ========          ========

        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans  Payable ................          $ 40,405          $ 40,728
        Other Liabilities ......................             6,874             7,811
                                                          --------          --------
                 Total Liabilities .............            47,279            48,539
                                                          --------          --------
        Partners' Capital ......................           416,413           381,656
                                                          --------          --------
                 Total Liabilities and Partners'
                     Capital ...................          $463,692          $430,195
                                                          ========          ========

Condensed Combined Statements of Operations:

                                                         Six Months Ended                Three Months Ended
                                                   ----------------------------     -----------------------------
                                                     June 30,        June 30,         June 30,         June 30,
                                                       2002            2001             2002             2001
                                                   ------------    ------------     ------------     ------------

Total Revenues ...............................       $ 27,226        $ 30,656         $ 14,188         $ 15,916
Property Expenses ............................         (7,504)         (8,245)          (3,883)          (4,181)
Interest Expense .............................         (1,469)         (2,237)            (737)          (1,495)
Amortization of Deferred Financing Costs .....            (34)            (33)             (17)             (16)
Depreciation and Other Amortization ..........         (5,581)         (5,425)          (2,815)          (2,674)
Gain on Sale of Real Estate ..................           --             8,086             --              6,129
Income from Discontinued Operations
     (Including Gain on Sale of Real Estate of
     $19,008 for the Six Months Ended June
     30, 2002 and $10,402 for the Three months
     ended June 30, 2002) ....................         20,733           2,483           11,098            1,252
                                                     --------        --------         --------         --------
Net Income ...................................       $ 33,371        $ 25,285         $ 17,834         $ 14,931
                                                     ========        ========         ========         ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   INVESTMENTS IN JOINT VENTURES

         During the six months ended June 30, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $454 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, and approximately $556 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $3,104 in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $755 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. As of June 30, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 31 industrial properties comprising approximately .8 million square feet of GLA and the December 2001 Joint Venture had economic interests in 14 industrial properties comprising approximately 2.5 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans Payable, Net:
         On April 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $5,814 (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan VIII matures on December 1, 2019. The Acquisition Mortgage Loan VIII may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

         On April 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $6,030 (the "Acquisition Mortgage Loan IX"). The Acquisition Mortgage Loan IX is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan IX matures on December 1, 2019. The Acquisition Mortgage Loan IX may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

         On January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a loan in the amount of $705 (the "LB Loan II"). The LB Loan II was interest free until February 1998, after which time the LB Loan II bore interest at 8.00%, and provided for interest only payments prior to maturity. On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

Senior Unsecured Debt:

     On April 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15 and October 15. The Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Operating Partnership settled the interest rate protection agreements for approximately $1,772 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on April 15 and October 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the" 2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired $84,930 of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded an extraordinary loss of approximately $888 comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of unamortized deferred financing fees and legal costs.

Acquisition Facility Payable:
     In January 2002, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate swap agreement (the "Interest Rate Swap Agreement") which fixed the interest rate on a portion of the Consolidated Operating Partnership's outstanding borrowings on its $300,000 unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility"). The Operating Partnership designated this transaction as a cash flow hedge. The Interest Rate Swap Agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. Any payments or receipts from the Interest Rate Swap Agreement will be treated as a component of interest expense. The Operating Partnership anticipates that the Interest Rate Swap Agreement will be highly effective and, as a result, the change in value will be shown in other comprehensive income.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                     OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                  ----------------------------      ---------------------------   ----------------
                                   JUNE 30,        DECEMBER 31,       JUNE 30,      DECEMBER 31,       JUNE 30,        MATURITY
                                     2002             2001             2002             2001             2002            DATE
                                  ----------       ------------     -----------     ------------      -----------     ----------

MORTGAGE LOANS PAYABLE, NET
CIGNA Loan......................  $   32,824       $    33,214      $       205      $      207           7.500%        4/01/03  (6)
Assumed Loans...................       6,282             6,538            ---             ---             9.250%        1/01/13
LB Loan  II.....................       ---                 705            ---                24           8.000%             (1)
Acquisition Mortgage Loan III...       2,999             3,065               22           ---             8.875%        6/01/03
Acquisition Mortgage Loan IV....       2,255             2,286               17           ---             8.950%       10/01/06
Acquisition Mortgage Loan VI....         905  (2)          923  (2)           6               7           8.875%       11/01/06  (7)
Acquisition Mortgage Loan VIII..       5,794             ---                 40           ---             8.260%       12/01/19
Acquisition Mortgage Loan IX....       6,009             ---                 41           ---             8.260%       12/01/19
                                  ----------       -----------      -----------      ----------

Total...........................  $   57,068       $    46,731      $       331      $      238
                                  ==========       ===========      ===========      ==========

SENIOR UNSECURED DEBT, NET
2005 Notes......................  $   50,000       $    50,000      $       383      $      383           6.900%       11/21/05
2006 Notes......................     150,000           150,000              875             875           7.000%       12/01/06
2007 Notes......................     149,974  (3)      149,972  (3)       1,457           1,457           7.600%        5/15/07
2011 PATS.......................      99,587  (3)       99,563  (3)         942             942           7.375%        5/15/11  (4)
2017 Notes......................      99,852  (3)       99,847  (3)         625             625           7.500%       12/01/17
2027 Notes......................      15,052  (3)       99,877  (3)         138             914           7.150%        5/15/27  (5)
2028 Notes......................     199,795  (3)      199,791  (3)       7,009           7,009           7.600%        7/15/28
2011 Notes......................     199,471  (3)      199,441  (3)       4,343           4,343           7.375%        3/15/11
2012 Notes......................     198,649  (3)        ---              2,903           ---             6.875%        4/15/12
2032 Notes......................      49,335  (3)        ---                818           ---             7.750%        4/15/32
                                  ----------       -----------      -----------      ----------

Total...........................  $1,211,715       $ 1,048,491      $    19,493      $   16,548
                                  ==========       ===========      ===========      ==========

ACQUISITION FACILITY
PAYABLE
2000 Unsecured Acquisition
   Facility.....................  $  156,100       $   182,500      $       399      $      571            3.17%        6/30/03
                                  ==========       ===========      ===========      ==========

(1) On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II.
(2) At June 30, 2002, the Acquisition Mortgage Loan VI is net of an unamortized premium of $36. At December 31, 2001, the Acquisition Mortgage Loan VI is net of an unamortized premium of $41.
(3)  At June 30, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $26, $413, $148, $18, $205, $529, $1,351 and $665,
     respectively. At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437 $153, $123, $209 and $559, respectively.
(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes were redeemable at the option of the holders thereof, on May 15, 2002. The Consolidated Operating Partnership, through the Operating Partnership, redeemed $84,930 of the 2027 Notes outstanding on May 15, 2002.
(6) The Consolidated Operating Partnership has given notice to the lender of the CIGNA Loan that it intends to pay off and retire this loan in October 2002.
(7) On July 2, 2002 the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.


         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                           Amount
                                                     -----------------
                         Remainder of 2002           $          34,225
                         2003                                  159,927
                         2004                                    1,010
                         2005                                   51,104
                         2006                                  153,022
                         Thereafter                          1,028,914
                                                     -----------------
                         Total                       $       1,428,202
                                                     =================

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

         The Consolidated Operating Partnership has given notice to the lender of the CIGNA Loan (defined in Note 12) that it intends to pay off and retire this loan in October 2002. As a result, the CIGNA Loan (defined in Note 12) is shown as coming due in 2002. Also, on July 2, 2002 the Company paid off and retired the Acquisition Mortgage Loan VI. As a result, the Acquisition Mortgage Loan VI is shown as coming due in 2002 as well.

Other Comprehensive Income:

         In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $190 into net income as an increase to interest expense.

         The following is a roll forward of the accumulated other comprehensive loss balance relating to the Consolidated Operating Partnership's derivative transactions:

       Balance at December 31, 2001...................................       $    (12,381)
            Settlement of Interest Rate Protection Agreements.........              1,772
            Change in Market Value of Interest Rate Swap Agreements...               (179)
            Amortization of Interest Rate Protection Agreements ......                125
                                                                             ------------
       Balance at June 30, 2002.......................................       $    (10,663)
                                                                             ============

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

GENERAL PARTNER PREFERRED UNITS:

         On May 14, 1997 the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $96,292 received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"). On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1,069. The Series B Cumulative Preferred Units were redeemed on May 14, 2002 as well.

Unit Contributions:

         During the six months ended June 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 1,841 shares of restricted common stock to certain Directors. The

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6.   PARTNERS' CAPITAL, CONTINUED

Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3,174 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

         During the six months ended June 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53-$33.15 per share and expire ten years from the date of grant.

         During the six months ended June 30, 2002, certain employees exercised 555,068 non-qualified employee stock options. Net proceeds to the Company were approximately $15,749. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

         During the six months ended June 30, 2002, the Operating Partnership issued 18,203 Units having an aggregate market value of approximately $633 in exchange for property.

Distributions:

         On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per Unit, totaling approximately $31,196. On April 22, 2002, the Operating Partnership paid a first quarter 2002 distribution of $.6800 per Unit, totaling approximately $31,453.

         On April 1, 2002, the Operating Partnership paid first quarter distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per Unit on its Series C Preferred Units, $49.688 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on April 1, 2002, totaled approximately $7,231. On May 14, 2002, the Operating Partnership paid a prorated second quarter distribution of $26.736 per unit, totaling approximately $1,069 on its Series B Preferred Units.

7.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         During the six months ended June 30, 2002, the Consolidated Operating Partnership acquired 13 industrial properties comprising approximately 2.0 million square feet of GLA and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $75,404 excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of five industrial properties comprising approximately .9 million square feet of GLA at a cost of approximately $35.7 million.

8.   SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

         During the six months ended June 30, 2002, the Consolidated Operating Partnership sold 31 industrial properties comprising approximately 2.6 million square feet of GLA that were not classified as held for sale at December 31, 2001, nine properties comprising approximately .4 million square feet of GLA that were classified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $140,201. The gain on sale of real estate was approximately $16,487, of which $13,231 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 31 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

         At June 30, 2002, the Consolidated Operating Partnership had ten industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Four of the ten properties comprising approximately .7 million square feet of GLA held for sale at June 30, 2002 were identified as held for sale as of December 31, 2001. In accordance with FAS 144, the results of operations of the properties identified

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8. SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS, CONTINUED

as held for sale during the six months ended June 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the four industrial properties identified as held for sale by the Consolidated Operating Partnership, prior to January 1, 2002.

                                            SIX MONTHS ENDED               THREE MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                      -----------------------------    ---------------------------
                                          2002            2001            2002            2001
                                      -------------    ------------    ------------    -----------
       Total Revenues                 $       1,531    $      1,242    $        712    $       571
       Operating Expenses                      (511)           (538)           (259)          (255)
                                      -------------    ------------    ------------    -----------
       Net Income                     $       1,020    $        704    $        453    $       316
                                      =============    ============    ============    ===========


9.   SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                                    Six Months Ended
                                                                             -------------------------------
                                                                              June 30,            June 30,
                                                                                2002                2001
                                                                             -----------        ------------

   Interest paid, net of capitalized interest .......................          $ 38,369           $ 38,351
                                                                               ========           ========
   Interest capitalized .............................................          $  5,204           $  4,297
                                                                               ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Distribution payable on units ....................................          $ 31,607           $ 30,688
                                                                               ========           ========
   Distribution payable on preferred units ..........................          $  5,044           $  7,231
                                                                               ========           ========

Issuance of Units in exchange for property ..........................          $    633           $  1,491
                                                                               ========           ========

Exchange of limited partnership units for general partnership units:
    Limited partnership units .......................................          $ (1,628)          $ (4,213)
    General partnership units .......................................             1,628              4,213
                                                                               --------           --------
                                                                               $   --             $   --
                                                                               ========           ========


In conjunction with the property and land acquisitions, the
    following liabilities were assumed:
       Purchase of real estate ......................................          $ 75,404           $ 87,076
      Accrued real estate taxes and security deposits ...............              (348)              (866)
      Mortgage Debt .................................................           (11,844)              --
                                                                               --------           --------
                                                                               $ 63,212           $ 86,210
                                                                               ========           ========



In conjunction with a property sale, the Consolidated Operating
   Partnership provided seller financing on behalf of a certain buyer:
       Notes Receivable .............................................          $  5,280           $   --
                                                                               ========           ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
10.  EARNINGS PER UNIT ("EPU")

         The computation of basic and diluted EPU is presented below:

                                                                 Six Months Ended            Three Months Ended
                                                            ---------------------------  ----------------------------
                                                              June 30,       June 30,     June 30,        June 30,
                                                                2002           2001         2002            2001
                                                            ------------   ------------  -----------   --------------
Numerator:

  Income from Continuing Operations ......................   $    54,659   $    77,694   $    28,111   $       40,356
  Less: Preferred Distributions ..........................       (13,344)      (14,462)       (6,113)          (7,231)
                                                             -----------   -----------   -----------   --------------
  Income from Continuing Operations Available to
      Unitholders For Basic and Diluted  EPU .............        41,315        63,232        21,998           33,125
  Discontinued Operations ................................        15,824         4,042         7,626            2,003
                                                             -----------   -----------   -----------   --------------
  Net Income Available to Unitholders before Extraordinary
     Loss For Basic and Diluted  EPU .....................        57,139        67,274        29,624           35,128
  Extraordinary Loss .....................................          (888)      (10,309)         (888)         (10,309)
                                                             -----------   -----------   -----------   --------------
  Net Income Available to Unitholders ....................   $    56,251   $    56,965   $    28,736   $       24,819
                                                             ===========   ===========   ===========   ==============

Denominator:

  Weighted Average Units - Basic .........................    46,148,266    46,383,713    46,346,174       46,580,767

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that Result in the Issuance of General
     Partnership Units ...................................       346,382       373,698       422,871          289,465
                                                             -----------   -----------   -----------   --------------

  Weighted Average Units Outstanding- Diluted ............    46,494,648    46,757,411    46,769,045       46,870,232
                                                             ===========   ===========   ===========   ==============

Basic EPU:

  Income from Continuing Operations Available to
     Unitholders .........................................   $       .90   $      1.36   $       .47   $          .71
                                                             ===========   ===========   ===========   ==============
  Discontinued Operations ................................   $       .34   $       .09   $       .16   $          .04
                                                             ===========   ===========   ===========   ==============
  Net Income Available to Unitholders Before Extraordinary
     Loss ................................................   $      1.24   $      1.45   $       .64   $          .75
                                                             ===========   ===========   ===========   ==============
  Extraordinary Loss .....................................   $      (.02)  $      (.22)  $      (.02)  $         (.22)
                                                             ===========   ===========   ===========   ==============
  Net Income Available to Unitholders ....................   $      1.22   $      1.23   $       .62   $          .53
                                                             ===========   ===========   ===========   ==============

Diluted EPU:

  Income from Continuing Operations Available to
     Unitholders .........................................   $       .89   $      1.35   $       .47   $          .71
                                                             ===========   ===========   ===========   ==============
  Discontinued Operations ................................   $       .34   $       .09   $       .16   $          .04
                                                             ===========   ===========   ===========   ==============
  Net Income Available to Unitholders Before Extraordinary
     Loss ................................................   $      1.23   $      1.44   $       .63   $          .75
                                                             ===========   ===========   ===========   ==============
  Extraordinary Loss .....................................   $      (.02)  $      (.22)  $      (.02)  $         (.22)
                                                             ===========   ===========   ===========   ==============
  Net Income Available to Unitholders ....................   $      1.21   $      1.22   $       .61   $          .53
                                                             ===========   ===========   ===========   ==============

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

         The Consolidated Operating Partnership has committed to the construction of 34 development projects totaling approximately 4.4 million square feet of GLA for an estimated investment of approximately $214.9 million. Of this amount, approximately $48.4 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. The

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11.  COMMITMENTS AND CONTINGENCIES, CONTINUED

Consolidated Operating Partnership expects to place in service all of these development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12.  SUBSEQUENT EVENTS

         From July 1, 2002 to August 9, 2002, the Consolidated Operating Partnership acquired three industrial properties for an aggregate purchase price of approximately $4,550, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold for industrial properties and several land parcels for approximately $21,060 of gross proceeds.

         On July 1, 2002, the Operating Partnership paid second quarter distributions of $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on July 1, 2002 totaled approximately $5,044.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI was collateralized by one property in Portland, Oregon, bore interest at a fixed rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.

         On March 20, 1996 the Consolidated Operating Partnership, through the Operating Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25 - year amortization schedule. The CIGNA Loan matures on April 1, 2003. The Consolidated Operating Partnership has given notice to the lender of the CIGNA Loan that it intends to pay off and retire this loan in October 2002.

         On July 22, 2002, the Operating Partnership paid a second quarter 2002 distribution of $.6800 per Unit, totaling approximately $31,607.

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

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

         The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.1% ownership interest at June 30, 2002. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.9% interest in the Operating Partnership at June 30, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole shareholder of First Industrial Development Services, Inc. and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture"). The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

         At June 30, 2002, the Consolidated Operating Partnership owned 788 in-service properties with approximately 52.0 million square feet of gross leasable area ("GLA"), compared to 838 in-service properties with approximately
53.5 million square feet of GLA at June 30, 2001. During the period between July 1, 2001 and June 30, 2002, the Consolidated Operating Partnership acquired 40 properties containing approximately 3.9 million square feet of GLA, and one out of service property with approximately .1 million square feet of GLA, completed development of seven properties totaling approximately 1.1 million square feet of GLA and sold 98 in-service properties totaling approximately 6.2 million square feet of GLA, four out of service properties and several land parcels. The Consolidated Operating Partnership also took four properties out of service that are under redevelopment comprising approximately .6 million square feet of GLA, and placed in-service three properties comprising approximately .2 million square feet of GLA. In addition, the Other Real Estate Partnerships distributed two industrial properties comprising approximately .1 million square feet of GLA to the Consolidated Operating Partnership.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

         Rental income and tenant recoveries and other income decreased by approximately $9.4 million or 5.9% due primarily to a decrease in average occupied GLA for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2001 decreased by approximately $1.5 million or 1.1% due primarily to a decrease in occupancy for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $.8 million or 1.7%. This decrease is due primarily to decreases in real estate taxes, utilities and other expenses, slightly offset by an increase in repairs and maintenance. The decrease in real estate taxes and utilities is primarily due to a decrease in average GLA owned for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in other expenses is primarily due to a decrease in bad debt expense and a decrease in master lease payments. The increase in repairs and maintenance is primarily due to an increase in maintenance expenses as well as snow removal and related expenses. Property expenses from properties owned prior to January 1, 2001 increased by approximately $1.5 million or 4.0% due primarily to an increase in real estate taxes and repairs and maintenance. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to the explanation above.

         General and administrative expense increased by approximately $.8 million due primarily to increases in employee compensation and additional employees for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, offset by the write-off of the Consolidated Operating Partnership's technology investment in the second quarter of 2001.

         Interest expense increased by approximately $.8 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due primarily to a higher average debt balance outstanding for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The average debt balance outstanding for the six months ended June 30, 2002 and 2001 was approximately $1,352.3 million and $1,269.4 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the six months ended June 30, 2002 (6.83%) as compared to the six months ended June 30, 2001 (7.18%), as well as an increase in capitalized interest due to an increase in development activities.

         Amortization of deferred financing costs remained relatively unchanged.

         Depreciation and other amortization increased by approximately $3.6 million due primarily to a decrease in the number of properties the Consolidated Operating Partnership considered held for sale at June 30, 2002 as compared to June 30, 2001.

         Equity in income of Other Real Estate Partnerships increased by approximately $9.1 million due primarily to an increase in gain on sale of real estate.

         Equity in income of joint ventures increased by approximately $.1 million or 32.1% due primarily to an increase in gain on sale of real estate and the start up of one of the Consolidated Operating Partnership's joint ventures in December 2001.

         The approximate $3.3 million gain on sale of real estate for the six months ended June 30, 2002 resulted from the sale of nine industrial properties that were identified as held for sale at December 31, 2001. Gross proceeds from these sales were approximately $16.1 million.

         The approximate $21.6 million gain on sale of real estate for the six months ended June 30, 2001 resulted from the sale of 62 industrial properties and several land parcels. Gross proceeds from these sales were approximately $171.3 million.

         Income from discontinued operations of approximately $15.8 million for the six months ended June 30, 2002 reflects the results of operations and gain on sale of 31 industrial properties and several land parcels that were not held for sale at December 31, 2001 and were sold during the six months ended June 30, 2002 as well as the results of operations of six industrial properties identified as held for sale during the six months ended June 30, 2002. Gross proceeds from the sales of the 31 industrial properties and several land parcels were approximately $124.1 million, resulting in a gain on sale of real estate of approximately $13.2 million.

         Income from discontinued operations of approximately $4.0 million for the six months ended June 30, 2001 reflects the results of operations of the 31 industrial properties that were not held for sale at December 31, 2001 and were sold during the six months ended June 30, 2002 as well as the results of operations of six industrial properties identified as held for sale during the six months ended June 30, 2002.

         The approximate $.9 million extraordinary loss for the six months ended June 30, 2002 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

         The approximate $10.3 million extraordinary loss for the six months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

         Rental income and tenant recoveries and other income decreased by approximately $1.8 million or 2.3% due primarily to a decrease in average occupied GLA for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Rental income and tenant recoveries and other income from properties owned prior to April 1, 2001, increased by approximately $.7 million or 1.1% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $2.0 million or 8.5%. This increase is due primarily to increases in real estate taxes and repairs and maintenance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Consolidated Operating Partnership's markets. The increase in repairs and maintenance is primarily due to an increase in maintenance company expenses. Property expenses from properties owned prior to April 1, 2001 increased by approximately $2.4 million or 13.2% due primarily to the explanations above.

         General and administrative expense remained relatively unchanged. An increase in employee compensation and additional employees for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was offset by the write off of the Consolidated Operating Partnership's technology investment in the second quarter of 2001.

         Interest expense increased by approximately $2.2 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due primarily to a higher average debt balance outstanding for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The average debt balance outstanding for the three months ended June 30, 2002 and 2001 was approximately $1,396.7 million and $1,291.0 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the three months ended June 30, 2002 (6.96%) as compared to the three months ended June 30, 2001 (7.11%), as well as an increase in capitalized interest due to an increase in development activities.

         Amortization of deferred financing costs remained relatively unchanged.

         Depreciation and other amortization increased by approximately $2.2 million due primarily to a decrease in the number of properties the Consolidated Operating Partnership considered held for sale at June 30, 2002 as compared to June 30, 2001.

         Equity in income of Other Real Estate Partnerships increased by approximately $3.0 million due primarily to an increase in gain on sale of real estate.

         Equity in income of joint ventures increased by approximately $.1 million or 41.6% due primarily to the start up of one of the Consolidated Operating Partnership's joint ventures in December 2001.

         The approximate $2.6 million gain on sale of real estate for the three months ended June 30, 2002 resulted from the sale of seven industrial properties that were identified as held for sale at December 31, 2001. Gross proceeds from these sales were approximately $11.3 million.

         The approximate $9.7 million gain on sale of real estate for the three months ended June 30, 2001 resulted from the sale of 40 industrial properties and several land parcels. Gross proceeds from these sales were approximately $116.6 million.

         Income from discontinued operations of approximately $7.6 million for the three months ended June 30, 2002 reflects the results of operations and gain on sale of 16 industrial properties and several land parcels that were not held for sale at December 31, 2001 and were sold during the three months ended June 30, 2002 as well as the results of operations of six industrial properties identified as held for sale during the three months ended June 30, 2002.

Gross proceeds from the sales of the 16 industrial properties and several land parcels were approximately $61.1 million, resulting in a gain on sale of real estate of approximately $6.8 million.

         Income from discontinued operations of approximately $2.0 million for the three months ended June 30, 2001 reflects the results of operations of the 16 industrial properties that were not held for sale at December 31, 2001 and were sold during the three months ended June 30, 2002 as well as the results of operations of six industrial properties identified as held for sale during the three months ended June 30, 2002.

         The approximate $.9 million extraordinary loss for the three months ended June 30, 2002 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

         The approximate $10.3 million extraordinary loss for the three months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2002, the Consolidated Operating Partnership's cash and cash equivalents was approximately $1.4 million and restricted cash totaled approximately $18.6 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2002

         Net cash provided by operating activities of approximately $69.1 million for the six months ended June 30, 2002 was comprised primarily of net income of approximately $69.6 million and adjustments for non-cash items of approximately $18.8 million, offset by the net change in operating assets and liabilities of approximately $19.3 million. The adjustments for the non-cash items of approximately $18.8 million are primarily comprised of depreciation and amortization of approximately $35.5 million and an extraordinary loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $16.5 million and the effect of the straight-lining of rental income of approximately $1.1 million.

         Net cash used in investing activities of approximately $45.2 million for the six months ended June 30, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in the December 2001 Joint Venture, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships, distributions from the Consolidated Operating Partnership's industrial real estate joint ventures and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $22.5 million for the six months ended June 30, 2002 was comprised primarily of the redemption of its Series B Preferred Units (defined below), the partial pay off of the 2027 Notes (defined below), general partnership and limited partnership units ("Unit") distributions and preferred general partnership unit distributions, repayments on mortgage loans payable, repurchase of restricted units due to the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and net borrowings under the Operating Partnership's $300 million unsecured line of credit (the "2000

Unsecured Acquisition Facility"), offset by the net proceeds from the issuance of senior unsecured debt and Unit contributions.

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

         Net cash used in investing activities of approximately $58.4 million for the six months ended June 30, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, funding of a mortgage loan receivable, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and investments in and advances to the Other Real Estate Partnerships, offset by the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, distributions from the Operating Partnership's industrial real estate joint ventures and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $13.9 million for the six months ended June 30, 2001 was comprised primarily of Unit and preferred general partnership unit distributions, the repurchase of restricted units due to the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, repayment of senior unsecured debt, repayments on mortgage loans payable, prepayment fees incurred in repayment of senior unsecured debt, prepayment fees incurred in the early retirement of two mortgage loans and the net repayments under the Operating Partnership's 2000 Unsecured Acquisition Facility, offset by Unit contributions and the net proceeds from the issuance of senior unsecured debt.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

         During the six months ended June 30, 2002, the Consolidated Operating Partnership acquired 13 industrial properties comprising approximately 2.0 million square feet of GLA, and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $75.4 million, excluding costs incurred in conjunction with the acquisition of the property. The Consolidated Operating Partnership also completed the development of five industrial properties comprising approximately .9 million square feet of GLA at a cost of approximately $35.7 million.

         The Consolidated Operating Partnership has committed to the construction of 34 development projects totaling approximately 4.4 million square feet of GLA for an estimated investment of approximately $214.9 million. Of this amount, approximately $48.4 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2000 Unsecured Acquisition Facility. The Consolidated Operating Partnership expects to place in service all of these developments during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

         During the six months ended June 30, 2002, the Consolidated Operating Partnership sold 31 industrial properties comprising approximately 2.6 million square feet of GLA that were not classified as held for sale at December 31, 2001, nine properties comprising .4 million square feet of GLA that were classified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $140.2 million. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 31 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

         At June 30, 2002, the Consolidated Operating Partnership had ten industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Four of the ten properties comprising approximately .7 million square feet of GLA that were held for sale as of June 30, 2002 were identified as held for sale at December 31, 2001. Income from operations for the four industrial properties held for sale for the six months ended June 30, 2002 and 2001 is approximately $1.0 million and $.7 million, respectively. Income from operations for these four industrial properties held for sale for the three months ended June 30, 2002 and 2001 is approximately $.5 million and $.3 million, respectively. Net carrying value of the ten industrial properties held for sale at June 30, 2002 is approximately $33.8 million. In accordance with FAS 144, the results of operations of the properties identified as held for sale during the six months ended June 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

         During the six months ended June 30, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $1.0 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $3.1 million in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.8 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of June 30, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 31 industrial properties comprising approximately .8 million square feet of GLA and the December 2001 Joint Venture had economic interests in 14 industrial properties comprising approximately 2.5 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

MORTGAGE LOANS PAYABLE

         On April 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $5.8 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan VIII matures on December 1, 2019. The Acquisition Mortgage Loan VIII may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

         On April 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $6.0 million (the "Acquisition Mortgage Loan IX"). The Acquisition Mortgage Loan IX is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan IX matures on December 1, 2019. The Acquisition Mortgage Loan IX may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

         On January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a loan in the amount of approximately $.7 million (the "LB Loan II"). The LB Loan II was interest free until February 1998, after which time the LB Loan II bore interest at 8.00%, and provided for interest only payments prior to maturity. On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II.




SENIOR UNSECURED DEBT

         On April 15, 2002, the Operating Partnership issued $200 million of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15 and October
15. The Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Operating Partnership settled the interest rate protection agreements for approximately $1.8 million of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

         On April 15, 2002, the Operating Partnership issued $50 million of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on April 15 and October 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing approximately $84.9 million of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired approximately $84.9 million of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded an extraordinary loss of approximately $.9 million comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of unamortized deferred financing fees and legal costs.

GENERAL PARTNER PREFERRED UNITS

         On May 14, 1997 the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The net proceeds of approximately $96.3 million received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"). On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $100 million in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1.1 million. The Series B Cumulative Preferred Units were redeemed on May 14, 2002 as well.

MARKET RISK

         The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At June 30, 2002, $1,343.8 million (approximately 94.3% of total debt at June 30, 2002) of the Consolidated Operating Partnership's debt was fixed rate debt (included in the fixed rate debt is $75.0 million of borrowings under the Consolidated Operating Partnership's 2000 Unsecured Acquisition Facility which the Consolidated Operating Partnership fixed the interest rate via interest rate swap agreements) and $81.1 million (approximately 5.7% of total debt at June 30, 2002) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option"), which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at June 30, 2002, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.2 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2002 by approximately $62.1 million to $1,401.4 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2002 by approximately $68.1 million to $1,531.6 million. A 10% increase in interest rates would decrease the fair value of the Written Option at June 30, 2002 by approximately $2.3 million to $6.5 million. A 10% decrease in interest rates would increase the fair value of the Written Option at June 30, 2002 by approximately $2.8 million to $11.6 million.

GENERAL PARTNERSHIP AND LIMITED PARTNERSHIP UNIT CONTRIBUTIONS, EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK

         The Operating Partnership has issued Units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties.

Unit Contributions:

         During the six months ended June 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 1,841 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.2 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

         During the six months ended June 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53-$33.15 per share and expire ten years from the date of grant.

         During the six months ended June 30, 2002, certain employees exercised 555,068 non-qualified employee stock options. Net proceeds to the Company were approximately $15.7 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

         During the six months ended June 30, 2002, the Operating Partnership issued 18,203 Units having an aggregate market value of approximately $.6 million in exchange for property.

Distributions:

         On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per Unit, totaling approximately $31.2 million. On April 22, 2002, the Operating Partnership paid a first quarter 2002 distribution of $.6800 per Unit, totaling approximately $31.5 million.

         On April 1, 2002, the Operating Partnership paid first quarter distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per Unit on its Series C Preferred Units, $49.688 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on April 1, 2002, totaled approximately $7.2 million. On May 14, 2002, the Operating Partnership paid a prorated second quarter distribution of $26.736 per unit, totaling approximately $1.1 million on its Series B Preferred Units.

SUBSEQUENT EVENTS

         From July 1, 2002 to August 9, 2002, the Consolidated Operating Partnership acquired three industrial properties for an aggregate purchase price of approximately $4.6 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold four industrial properties and several land parcels for approximately $21.1 million of gross proceeds.

         On July 1, 2002, the Operating Partnership paid second quarter preferred unit distributions of $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on July 1, 2002 totaled approximately $5.0 million.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.0 million (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI was collateralized by one property in Portland, Oregon, bore interest at a fixed rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.

         On March 20, 1996 the Consolidated Operating Partnership, through the Operating Partnership, entered into a $36.8 million mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25 - year amortization schedule. The CIGNA Loan matures on April 1, 2003. The Consolidated Operating Partnership has given notice to the lender of the CIGNA Loan that it intends to pay off and retire this loan in October 2002.

         On July 22, 2002, the Operating Partnership paid a second quarter 2002 distribution of $.6800 per Unit, totaling approximately $31.6 million.



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

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of June 30, 2002 and August 9, 2002, approximately $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At June 30, 2002, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 3.17%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80%, or the Prime Rate, at the Operating Partnership's election. As of August 9, 2002, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $112.2 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

         On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Consolidated Operating Partnership believes that FAS 145 will not have an impact on its consolidated financial position, liquidity and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES

   During the six months ended June 30, 2002, the Operating Partnership issued an aggregate of 18,203 Units having an aggregate market value of approximately $.6 million in exchange for property.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   (a)  Exhibits:

Exhibit No.      Description
-----------      -----------

    3.1 Nineteenth Amendment, dated as of June 26, 2002, to the Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-13102)


   (b)  Reports on Form 8-K:

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


                                       FIRST INDUSTRIAL, L.P.
                                       BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                       ITS SOLE GENERAL PARTNER

Date: August 9, 2002                   By:  /s/ Scott A. Musil                 .
                                           ------------------------------------
                                            Scott A. Musil
                                            Senior Vice President- Controller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

    3.1 Nineteenth Amendment, dated as of June 26, 2002, to the Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of First Industrial Realty Trust, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-13102)