Form 10-Q
period 2002-09-30
FIRST INDUSTRIAL LP
filed 2002-11-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements


     Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 ................          2

     Consolidated  Statements  of  Operations  for the Nine Months Ended  September 30, 2002 and
     September 30, 2001 ........................................................................          3

     Consolidated  Statements  of Operations  for the Three Months Ended  September 30, 2002 and
     September 30, 2001 ........................................................................          4

     Consolidated  Statements  of Cash Flows for the Nine Months  Ended  September  30, 2002 and
     September 30, 2001 ........................................................................          5

     Notes to Consolidated Financial Statements ................................................         6-18


 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..............................................................         19-30

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................           30

 Item 4. Controls and Procedures .............................................................           30

PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ...................................................................         31
  Item 2.  Changes in Securities ...............................................................         31
  Item 3.  Defaults Upon Senior Securities .....................................................         31
  Item 4.  Submission of Matters to a Vote of Security Holders .................................         31
  Item 5.  Other Information ...................................................................         31
  Item 6.  Exhibits and Report on Form 8-K .....................................................         31



SIGNATURE ......................................................................................         32

CERTIFICATIONS .................................................................................         33-34

EXHIBIT INDEX ..................................................................................         35

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           September 30,     December 31,
                                                                               2002             2001
                                                                           -----------       -----------
                                           ASSETS
Assets:
   Investment in Real Estate:
      Land ..........................................................      $   364,344       $   368,725
      Buildings and Improvements ....................................        1,808,213         1,801,097
      Furniture, Fixtures and Equipment .............................            1,174             1,174
      Construction in Progress ......................................          128,925           140,887
      Less: Accumulated Depreciation ................................         (257,542)         (229,293)
                                                                           -----------       -----------
              Net Investment in Real Estate .........................        2,045,114         2,082,590

   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $4,848 at September 30, 2002 and $3,917 at
     December 31, 2001 ..............................................           19,372            28,702
   Investments in and Advances to Other Real Estate Partnerships ....          400,818           378,350
   Restricted Cash ..................................................           12,517             6,394
   Tenant Accounts Receivable, Net ..................................           10,716            10,145
   Investments in Joint Ventures ....................................           13,208             9,010
   Deferred Rent Receivable .........................................           12,976            12,140
   Deferred Financing Costs, Net ....................................           11,850            10,173
   Prepaid Expenses and Other Assets, Net ...........................           62,708            43,148
                                                                           -----------       -----------
              Total Assets ..........................................      $ 2,589,279       $ 2,580,652
                                                                           ===========       ===========

                                  LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ......................................      $    55,709       $    46,731
   Senior Unsecured Debt, Net .......................................        1,211,788         1,048,491
   Acquisition Facility Payable .....................................          110,400           182,500
   Accounts Payable and Accrued Expenses ............................           67,601            68,919
   Rents Received in Advance and Security Deposits ..................           22,463            22,890
   Distributions Payable ............................................           31,620            31,196
                                                                           -----------       -----------
              Total Liabilities .....................................        1,499,581         1,400,727
                                                                           -----------       -----------

Commitments and Contingencies .......................................               --                --

Partners' Capital:
    General Partner Preferred Units (100,000 units issued and
      outstanding at September 30, 2002 and 140,000 units issued and
      outstanding at December 31, 2001) .............................          240,657           336,990
    General Partner Units (39,641,596 and 38,904,687 units issued and outstanding at September 30, 2002 and December 31, 2001,
      respectively) .................................................          695,168           686,544
    Unamortized Value of General Partnership Restricted Units .......           (5,572)           (6,247)
    Limited Partners' Units (6,862,000 and 6,972,649 units issued and outstanding at September 30, 2002 and December 31, 2001,
      respectively) .................................................          170,183           175,019
    Accumulated Other Comprehensive Loss ............................          (10,738)          (12,381)
                                                                           -----------       -----------
                Total Partners' Capital .............................        1,089,698         1,179,925
                                                                           -----------       -----------
                Total Liabilities and Partners' Capital .............      $ 2,589,279       $ 2,580,652
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)


                                                                              Nine Months          Nine Months
                                                                                 Ended                Ended
                                                                           September 30, 2002    September 30, 2001
                                                                           -------------------   -------------------
Revenues:
   Rental Income ......................................................          $ 168,213           $ 177,288
   Tenant Recoveries and Other Income .................................             54,091              57,275
                                                                                 ---------           ---------
             Total Revenues ...........................................            222,304             234,563
                                                                                 ---------           ---------
Expenses:
   Real Estate Taxes ..................................................             35,085              36,486
   Repairs and Maintenance ............................................             14,666              12,632
   Property Management ................................................              8,139               7,965
   Utilities ..........................................................              5,609               6,101
   Insurance ..........................................................              1,641               1,298
   Other ..............................................................              5,538               5,286
   General and Administrative .........................................             13,726              13,070
   Interest Expense ...................................................             64,304              59,733
   Amortization of Deferred Financing Costs ...........................              1,414               1,307
   Depreciation and Other Amortization ................................             46,914              42,120
                                                                                 ---------           ---------
              Total Expenses ..........................................            197,036             185,998
                                                                                 ---------           ---------

Income from Continuing Operations Before Equity in Income of Other Real
    Estate Partnerships, Equity in Income of Joint Ventures and Gain
    on Sale of Real Estate ............................................             25,268              48,565
Equity in Income of Other Real Estate Partnerships ....................             40,245              38,706
Equity in Income of Joint Ventures ....................................              1,135                 751
Gain on Sale of Real Estate ...........................................              5,538              33,743
                                                                                 ---------           ---------
Income From Continuing Operations .....................................             72,186             121,765
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $25,591 for the Nine Months Ended September 30, 2002) ...             30,497               5,243
                                                                                 ---------           ---------
Net Income Before Extraordinary Loss ..................................            102,683             127,008
Extraordinary Loss ....................................................               (888)            (10,309)
                                                                                 ---------           ---------
Net Income ............................................................            101,795             116,699
Less:  Preferred Unit Distributions ...................................            (18,388)            (21,693)
                                                                                 ---------           ---------
Net Income Available to Unitholders ...................................          $  83,407           $  95,006
                                                                                 =========           =========

Income from Continuing Operations Available to Unitholders
     Per Weighted Average Unit Outstanding:
           Basic ......................................................          $    1.16           $    2.15
                                                                                 =========           =========
           Diluted ....................................................          $    1.16           $    2.14
                                                                                 =========           =========

Net Income Available to Unitholders Before Extraordinary Loss
     Per Weighted Average Unit Outstanding:
           Basic ......................................................          $    1.82           $    2.26
                                                                                 =========           =========
           Diluted ....................................................          $    1.81           $    2.25
                                                                                 =========           =========

Net Income Available to Unitholders Per Weighted Average Unit
     Outstanding:
           Basic ......................................................          $    1.80           $    2.04
                                                                                 =========           =========
           Diluted ....................................................          $    1.79           $    2.03
                                                                                 =========           =========

Net Income ............................................................          $ 101,795           $ 116,699
Other Comprehensive Income:
           Cumulative Transition Adjustment ...........................                 --             (14,920)
           Settlement of Interest Rate Protection Agreement ...........              1,772                (191)
           Mark-to-Market of Interest Rate Swap Agreements ............               (259)                 --
           Write-off of Unamortized Interest Rate Protection Agreement
             Due to the Early Retirement of Debt ......................                 --               2,156
           Amortization of Interest Rate Protection Agreements ........                130                 753
                                                                                 ---------           ---------
Comprehensive Income ..................................................          $ 103,438           $ 104,497
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

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                           Three Months        Three Months
                                                                              Ended               Ended
                                                                        September 30, 2002   September 30, 2001
                                                                        ------------------   ------------------
Revenues:
   Rental Income ...................................................          $ 56,516           $ 55,596
   Tenant Recoveries and Other Income ..............................            19,061             17,775
                                                                              --------           --------
             Total Revenues ........................................            75,577             73,371
                                                                              --------           --------
Expenses:
   Real Estate Taxes ...............................................            11,395             11,577
   Repairs and Maintenance .........................................             5,256              3,632
   Property Management .............................................             2,436              2,230
   Utilities .......................................................             1,993              1,613
   Insurance .......................................................               587                292
   Other ...........................................................             1,863              1,172
   General and Administrative ......................................             3,759              3,888
   Interest Expense ................................................            23,069             19,337
   Amortization of Deferred Financing Costs ........................               489                442
   Depreciation and Other Amortization .............................            16,072             14,044
                                                                              --------           --------
              Total Expenses........................................            66,919             58,227
                                                                              --------           --------
Income from Continuing Operations Before Equity in Income of Other
   Real Estate Partnerships, Equity in Income of Joint Ventures and
   Gain on Sale of Real Estate .....................................             8,658             15,144

Equity in Income of Other Real Estate Partnerships .................             7,182             14,718
Equity in Income of Joint Ventures .................................               559                315
Gain on Sale of Real Estate ........................................             1,327             12,131
                                                                              --------           --------
Income From Continuing Operations ..................................            17,726             42,308
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $13,314 for the Three Months Ended September 30, 2002)            14,474              2,964
                                                                              --------           --------
Net Income .........................................................            32,200             45,272
Less:  Preferred Unit Distributions ................................            (5,044)            (7,231)
                                                                              --------           --------
Net Income Available to Unitholders ................................          $ 27,156           $ 38,041
                                                                              ========           ========
Income from Continuing Operations Available to Unitholders
     Per Weighted Average Unit Outstanding:
           Basic ...................................................          $    .27           $    .75
                                                                              ========           ========
           Diluted .................................................          $    .27           $    .75
                                                                              ========           ========
Net Income Available to Unitholders Per Weighted Average Unit
     Outstanding:
           Basic ...................................................          $    .58           $    .81
                                                                              ========           ========
           Diluted .................................................          $    .58           $    .81
                                                                              ========           ========

Net Income .........................................................          $ 32,200           $ 45,272
Other Comprehensive Income:
           Mark-to-Market of Interest Rate Swap Agreements .........               (80)                --
           Amortization of Interest Rate Protection Agreements .....                 5                 51
                                                                              --------           --------
Comprehensive Income ...............................................          $ 32,125           $ 45,323
                                                                              ========           ========


    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended    Nine Months Ended
                                                                      September 30, 2002   September 30, 2001
                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................          $ 101,795           $ 116,699
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ................................................             41,216              37,185
    Amortization of Deferred Financing Costs ....................              1,414               1,307
    Other Amortization ..........................................             10,802              10,269
    Equity in Income of Joint Ventures ..........................             (1,135)               (751)
    Distributions from Joint Ventures ...........................              1,135                 751
    Gain on Sale of Real Estate .................................            (31,129)            (33,743)
    Extraordinary Loss ..........................................                888              10,309
    Equity in Income of Other Real Estate Partnerships ..........            (40,245)            (38,706)
    Distributions from Investment in Other Real Estate
         Partnerships ...........................................             40,245              38,706
    (Increase) Decrease in Tenant Accounts Receivable and Prepaid
        Expenses and Other Assets, Net ..........................            (16,758)              1,094
    Increase in Deferred Rent Receivable ........................             (1,942)             (2,315)
    Decrease in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits.........             (3,472)            (18,944)
                                                                           ---------           ---------
          Net Cash Provided by Operating Activities .............            102,814             121,861
                                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate .....           (193,593)           (296,147)
    Net Proceeds from Sales of Investment in Real Estate ........            229,739             236,180
    Investments in and Advances to Other Real Estate
         Partnerships ...........................................            (90,836)            (92,471)
    Distributions from Other Real Estate Partnerships in
         Excess of Equity in Income .............................             68,368              83,870
    Contributions to and Investments In Joint Ventures ..........             (6,654)                 --
    Distributions from Joint Ventures in Excess of  Equity in
         Income .................................................                744                 340
    Repayment of Mortgage Loans Receivable ......................              5,780               2,987
    Increase in Restricted Cash .................................             (6,123)             (9,599)
                                                                           ---------           ---------
         Net Cash Provided by (Used in) Investing Activities ....              7,425             (74,840)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions ...........................................             15,895              16,646
   Unit Distributions ...........................................            (94,256)            (91,543)
   Purchase of General Partner Units ............................                 --              (5,141)
   Repurchase of Restricted Units ...............................             (1,796)             (1,866)
   Preferred Unit Distributions .................................            (18,388)            (21,693)
   Repayments on Mortgage Loans Payable .........................             (2,825)            (12,826)
   Proceeds from Senior Unsecured Debt ..........................            247,950             199,390
   Other Proceeds from Senior Unsecured Debt ....................              1,772                  --
   Repayment of Senior Unsecured Debt ...........................            (84,930)           (100,000)
   Redemption of Preferred Units ................................           (100,000)                 --
   Proceeds from Acquisition Facilities Payable .................            359,900             322,300
   Repayments on Acquisition Facilities Payable .................           (432,000)           (340,300)
   Cost of Debt Issuance and Prepayment Fees ....................             (3,876)             (8,942)
   Book Overdraft ...............................................              2,315                  --
                                                                           ---------           ---------
          Net Cash Used in Financing Activities .................           (110,239)            (43,975)
                                                                           ---------           ---------
   Net Increase in Cash and Cash Equivalents ....................                 --               3,046
   Cash and Cash Equivalents, Beginning of Period ...............                 --               3,644
                                                                           ---------           ---------
   Cash and Cash Equivalents, End of Period .....................          $      --           $   6,690
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   ORGANIZATION AND FORMATION OF PARTNERSHIP


     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.2% ownership interest at September 30, 2002. The limited partners of the Operating Partnership own approximately a 14.8% interest in the Operating Partnership at September 30, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

     The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s"), the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

     The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

     The consolidated financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting. As of September 30, 2002, the Consolidated Operating Partnership owned 791 in-service properties containing an aggregate of approximately 50.3 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 2002, the Other Real Estate Partnerships owned 118 in-service properties containing an aggregate of approximately 11.3 million square feet of GLA.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2002 and 2001. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2002 and the results of its operations for each of the nine and three months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

Tenant Accounts Receivable, Net:

     The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of September 30, 2002 and December 31, 2001.

Discontinued Operations:

     On January 1, 2002, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.


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

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                                September 30,     December 31,
                                                                    2002                2001
                                                                ------------      -----------
                         ASSETS
Assets:
        Investment in Real Estate, Net .................          $357,156          $355,504
        Real Estate Held for Sale, Net .................             1,993             2,048
        Other Assets, Net ..............................            97,788            72,643
                                                                  --------          --------
                Total Assets ...........................          $456,937          $430,195
                                                                  ========          ========

           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans Payable .........................          $ 40,247          $ 40,728
        Other Liabilities ..............................            12,388             7,811
                                                                  --------          --------
                 Total Liabilities .....................            52,635            48,539
                                                                  --------          --------
        Partners' Capital ..............................           404,302           381,656
                                                                  --------          --------
                 Total Liabilities and Partners' Capital          $456,937          $430,195
                                                                  ========          ========


Condensed Combined Statements of Operations:

                                                             Nine Months Ended                       Three Months Ended
                                                        ------------------------------       --------------------------------
                                                        September 30,     September 30,      September 30,       September 30,
                                                            2002              2001               2002                2001
                                                        ------------      ------------       ------------        ------------
Total Revenues .................................          $ 42,352           $ 39,882           $ 15,126           $ 14,115
Property Expenses ..............................           (11,956)           (10,965)            (4,451)            (3,870)
Interest Expense ...............................            (2,210)            (2,989)              (741)              (752)
Amortization of Deferred Financing Costs .......               (50)               (50)               (16)               (17)
Depreciation and Other Amortization ............            (8,680)            (7,199)            (3,097)            (2,549)
Gain on Sale of Real Estate ....................                --             14,763                 --              6,677
Income from Discontinued Operations
     (Including Gain on Sale of Real Estate of
     $19,437 for the Nine Months Ended September
     30, 2002 and $430 for the Three Months
     ended September 30, 2002) .................            21,152              6,697                416              1,250
                                                          --------           --------           --------           --------
Net Income .....................................          $ 40,608           $ 40,139           $  7,237           $ 14,854
                                                          ========           ========           ========           ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $674 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, and approximately $817 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $6,334 in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1,879 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. As of September 30, 2002, the September 1998 Joint Venture owned 88 industrial properties comprising approximately 4.1 million square feet of GLA, the September 1999 Joint Venture owned two industrial properties comprising approximately .3 million square feet of GLA and the December 2001 Joint Venture had economic interests in 21 industrial properties comprising approximately 3.6 million square feet of GLA. For the properties purchased by the December 2001 Joint Venture from the Consolidated Operating Partnership, the Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

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

      On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $965 (the "Acquisition Mortgage Loan VI"). On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.

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

     On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the" 2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired $84,930 of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded an extraordinary loss of approximately $888 comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing fees and legal costs.

Acquisition Facility Payable:
     On September 27, 2002, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the "2002 Unsecured Acquisition Facility", formerly, the "2000 Unsecured Acquisition Facility"). The 2002 Unsecured Acquisition Facility matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership's election. The net unamortized deferred financing fees related to the 2000 Unsecured Acquisition Facility and any additional deferred financing fees incurred with the 2002 Unsecured Acquisition Facility are being amortized over the life of the 2002 Unsecured Acquisition Facility in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

Interest Rate Swap Agreements:

     In January 2002 and August 2002, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate swap agreements (the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's 2002 Unsecured Acquisition Facility. The

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

Consolidated Operating Partnership designated the Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest swap agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25,000, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that the Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income. The following table discloses information about all of the Consolidated Operating Partnership's outstanding interest rate swap agreements at September 30, 2002.


Notional Amount    Effective Date        Maturity Date       LIBOR Rate
---------------   ----------------     ----------------    -------------
   $25,000        October 5, 2001      October 5, 2002        2.5775%
   $25,000        October 5, 2001        July 5, 2003         3.0775%
   $25,000        February 4, 2002     February 4, 2003       2.4975%
   $25,000       September 5, 2002     September 5, 2003       1.884%

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                                                                                          INTEREST
                                   OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT             RATE AT
                                  -------------------------        ---------------------------          -------------
                                  SEPTEMBER 30,  DECEMBER 31,     SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,  MATURITY
                                     2002           2001             2002               2001                2002         DATE
                                  ----------     ----------        --------          ---------          ------------   --------
MORTGAGE LOANS PAYABLE, NET
---------------------------
CIGNA Loan....................... $   32,623     $   33,214         $   204          $     207            7.500%        4/01/03  (6)
Assumed Loans....................      6,150          6,538             ---                ---            9.250%        1/01/13
LB Loan  II......................        ---            705             ---                 24            8.000%             (1)
Acquisition Mortgage Loan III....      2,959          3,065              22                ---            8.875%        6/01/03
Acquisition Mortgage Loan IV.....      2,235          2,286              16                ---            8.950%       10/01/06
Acquisition Mortgage Loan VI.....        ---            923  (2)        ---                  7            8.875%       11/01/06  (7)
Acquisition Mortgage Loan VIII...      5,764            ---              40                ---            8.260%       12/01/19
Acquisition Mortgage Loan IX.....      5,978            ---              41                ---            8.260%       12/01/19
                                  ----------     ----------        --------          ---------
Total............................ $   55,709         46,731             323                238
                                  ==========     ==========        ========          =========

SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes....................... $   50,000     $   50,000         $ 1,246          $     383            6.900%       11/21/05
2006 Notes.......................    150,000        150,000           3,500                875            7.000%       12/01/06
2007 Notes.......................    149,976 (3)    149,972  (3)      4,307              1,457            7.600%        5/15/07
2011 PATS........................     99,598 (3)     99,563  (3)      2,786                942            7.375%        5/15/11  (4)
2017 Notes.......................     99,855 (3)     99,847  (3)      2,500                625            7.500%       12/01/17
2027 Notes.......................     15,052 (3)     99,877  (3)        407                914            7.150%        5/15/27  (5)
2028 Notes.......................    199,797 (3)    199,791  (3)      3,209              7,009            7.600%        7/15/28
2011 Notes.......................    199,487 (3)    199,441  (3)        655              4,343            7.375%        3/15/11
2012 Notes.......................    198,683 (3)        ---           6,340                ---            6.875%        4/15/12
2032 Notes.......................     49,340 (3)        ---           1,787                ---            7.750%        4/15/32
                                  ----------     ----------        --------          ---------
Total............................ $1,211,788     $1,048,491        $ 26,737          $  16,548
                                  ==========     ==========        ========          =========
ACQUISITION FACILITY PAYABLE
----------------------------
2000 Unsecured Acquisition
   Facility...................... $      ---     $  182,500        $    ---          $     571               (8)             (8)
                                  ==========     ==========        ========          =========
ACQUISITION FACILITY PAYABLE
----------------------------
2002 Unsecured Acquisition
   Facility...................... $  110,400     $      ---        $     68          $     ---             4.75%        9/30/05
                                  ==========     ==========        ========          =========

(1) On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II.

(2) At December 31, 2001, the Acquisition Mortgage Loan VI is net of an unamortized premium of $41.

(3) At September 30, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $24, $402, $145, $18, $203, $513, $1,317 and $660,
     respectively. At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437 $153, $123, $209 and $559, respectively.

(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

(5) The 2027 Notes were redeemable at the option of the holders thereof, on May 15, 2002. The Consolidated Operating Partnership, through the Operating Partnership, redeemed $84,930 of the 2027 Notes outstanding on May 15, 2002.

(6) The Consolidated Operating Partnership paid off and retired the CIGNA Loan on October 1, 2002.

(7) On July 2, 2002 the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.

(8) The 2000 Unsecured Acquisition Facility was amended and restated in September 2002.

      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:
                                                    Amount
                                                -------------
                    Remainder of 2002           $      32,904
                    2003                                3,826
                    2004                                1,010
                    2005                              161,503
                    2006                              153,022
                    Thereafter                      1,028,914
                                                -------------
                    Total                       $   1,381,179
                                                =============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The Consolidated Operating Partnership paid off and retired the CIGNA Loan (defined in Note 12) on October 1, 2002. As a result, the CIGNA Loan is shown as maturing in 2002.

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $197 into net income as an increase to interest expense.

     The following is a roll forward of the accumulated other comprehensive loss balance relating to the Consolidated Operating Partnership's derivative transactions:

     Balance at December 31, 2001...................................  $ (12,381)
          Settlement of Interest Rate Protection Agreements.........      1,772
          Change in Market Value of Interest Rate Swap Agreements...       (259)
          Amortization of Interest Rate Protection Agreements ......        130
                                                                      ---------
     Balance at September 30, 2002..................................  $ (10,738)
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6.   PARTNERS' CAPITAL, CONTINUED

Unit Contributions:

     During the nine months ended September 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 2,753 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3,203 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the nine months ended September 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53-$33.15 per share and expire ten years from the date of grant.

     During the nine months ended September 30, 2002, certain employees exercised 561,418 non-qualified employee stock options. Net proceeds to the Company were approximately $15,895. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

     During the nine months ended September 30, 2002, the Operating Partnership issued 18,203 Units having an aggregate market value of approximately $633 in exchange for property.

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

      On July 1, 2002 and September 30, 2002, the Operating Partnership paid second and third quarter distributions of $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on July 1, 2002 and September 30, 2002 totaled approximately $5.0 million, respectively.

7.    ACQUISITION AND DEVELOPMENT OF REAL ESTATE

      During the nine months ended September 30, 2002, the Consolidated Operating Partnership acquired 30 industrial properties comprising approximately
2.7 million square feet of GLA and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $113,704 excluding costs incurred in conjunction with the acquisition of the properties. Eight of the 30 industrial properties acquired, comprising approximately .2 million square feet of GLA, were acquired from the September 1999 Joint Venture for an aggregate purchase price of approximately $13,000. The Consolidated Operating Partnership also completed the development of 13 industrial properties comprising approximately 2.5 million square feet of GLA at a cost of approximately $92.1 million.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.   SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the nine months ended September 30, 2002, the Consolidated Operating Partnership sold 50 industrial properties comprising approximately 5.2 million square feet of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately 1.0 million square feet of GLA that were classified as held for sale at December 31, 2001, several land parcels and assigned to a third party the right to purchase certain properties. Gross proceeds from these sales were approximately $267,183. The gain on sale of real estate was approximately $31,129, of which $25,591 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 50 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

     At September 30, 2002, the Consolidated Operating Partnership had six industrial properties comprising approximately .6 million square feet of GLA held for sale. One of the six properties comprising approximately .1 million square feet of GLA held for sale at September 30, 2002 was identified as held for sale as of December 31, 2001. In accordance with FAS 144, the results of operations of the properties identified as held for sale during the nine months ended September 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the one industrial property identified as held for sale by the Consolidated Operating Partnership, prior to January 1, 2002.

                                  NINE MONTHS ENDED        THREE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                  -----------------        ------------------
                                  2002        2001         2002         2001
                                  -----       -----        -----        -----
          Total Revenues          $ 631       $ 169        $ 257        $  27
          Operating Expenses       (156)       (151)         (54)         (52)
                                  -----       -----        -----        -----
          Net Income (Loss)       $ 475       $  18        $ 203        $ (25)
                                  =====       =====        =====        =====

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                                        Nine Months Ended
                                                                                 ------------------------------
                                                                                 September 30,     September 30,
                                                                                     2002              2001
                                                                                 ------------      ------------
   Interest paid, net of capitalized interest .............................        $  54,533         $  53,435
                                                                                   =========         =========
   Interest capitalized ...................................................        $   6,814         $   6,978
                                                                                   =========         =========

Supplemental schedule of non-cash investing and financing activities:
   Distribution payable on units ..........................................        $  31,620         $  30,660
                                                                                   =========         =========
   Distribution payable on preferred units ................................        $     ---         $   7,231
                                                                                   =========         =========

Issuance of Units in exchange for property ................................        $     633         $   1,491
                                                                                   =========         =========

Exchange of limited partnership units for general partnership units:
    Limited partnership units .............................................        $  (3,323)        $  (7,258)
    General partnership units .............................................        $   3,323         $   7,258
                                                                                   ---------         ---------
                                                                                   $     ---         $     ---
                                                                                   =========         =========
In conjunction with the property and land acquisitions, the following liabilities were assumed:
      Purchase of real estate .............................................        $ 113,704         $ 152,579
      Accrued real estate taxes and security deposits .....................        $  (1,002)        $  (1,488)
      Mortgage Debt .......................................................        $ (11,844)        $     ---
                                                                                   ---------         ---------
                                                                                   $ 100,858         $ 151,091
                                                                                   =========         =========
In conjunction with certain property sales, the Consolidated Operating
   Partnership provided seller financing:
       Notes Receivable ...................................................        $  18,471                --
                                                                                   =========         =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10. EARNINGS PER UNIT ("EPU")

      The computation of basic and diluted EPU is presented below:


                                                                     Nine Months Ended                    Three Months Ended
                                                              ----------------------------------    ------------------------------
                                                                September        September 30,       September 30,    September 30,
                                                                 30, 2002            2001                2002             2001
                                                              --------------    ----------------    --------------    ------------
Numerator:

  Income from Continuing Operations ......................    $       72,186    $        121,765    $       17,726    $     42,308
  Less: Preferred Distributions ..........................           (18,388)            (21,693)           (5,044)         (7,231)
                                                              --------------    ----------------    --------------    ------------
  Income from Continuing Operations Available to
      Unitholders For Basic and Diluted  EPU..............            53,798             100,072            12,682          35,077
  Discontinued Operations ................................            30,497               5,243            14,474           2,964
                                                              --------------    ----------------    --------------    ------------
  Net Income Available to Unitholders before Extraordinary
     Loss For Basic and Diluted  EPU .....................            84,295             105,315            27,156          38,041
  Extraordinary Loss .....................................              (888)            (10,309)               --              --
                                                              --------------    ----------------    --------------    ------------
  Net Income Available to Unitholders ....................    $       83,407    $         95,006    $       27,156    $     38,041
                                                              ==============    ================    ==============    ============
Denominator:

  Weighted Average Units - Basic .........................        46,268,057          46,503,069        46,503,733      46,737,886

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that Result in the Issuance of General
     Partnership Units ...................................           296,928             251,838           205,318         232,427
                                                              --------------    ----------------    --------------    ------------

  Weighted Average Units Outstanding - Diluted ...........        46,564,985          46,754,907        46,709,051      46,970,313
                                                              ==============    ================    ==============    ============
Basic EPU:

  Income from Continuing Operations Available to
     Unitholders .........................................    $         1.16    $           2.15    $          .27    $        .75
                                                              ==============    ================    ==============    ============
  Discontinued Operations ................................    $          .66    $            .11    $          .31    $        .06
                                                              ==============    ================    ==============    ============
  Net Income Available to Unitholders Before Extraordinary
     Loss ................................................    $         1.82    $           2.26    $          .58    $        .81
                                                              ==============    ================    ==============    ============
  Extraordinary Loss .....................................    $         (.02)   $           (.22)   $           --    $         --
                                                              ==============    ================    ==============    ============
  Net Income Available to Unitholders ....................    $         1.80    $           2.04    $          .58    $        .81
                                                              ==============    ================    ==============    ============
Diluted EPU:

  Income from Continuing Operations Available to
     Unitholders .........................................    $         1.16    $           2.14    $          .27    $        .75
                                                              ==============    ================    ==============    ============
  Discontinued Operations ................................    $          .65    $            .11    $          .31    $        .06
                                                              ==============    ================    ==============    ============
  Net Income Available to Unitholders Before Extraordinary
     Loss ................................................    $         1.81    $           2.25    $          .58    $        .81
                                                              ==============    ================    ==============    ============
  Extraordinary Loss .....................................    $         (.02)   $           (.22)   $           --    $         --
                                                              ==============    ================    ==============    ============
  Net Income Available to Unitholders ....................    $         1.79    $           2.03    $          .58    $        .81
                                                              ==============    ================    ==============    ============


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

     The Consolidated Operating Partnership has committed to the construction of 30 development projects totaling approximately 3.5 million square feet of GLA for an estimated investment of approximately $176.8 million. Of this amount, approximately $37.5 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2002 Unsecured Acquisition Facility. The

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11.   COMMITMENTS AND CONTINGENCIES, CONTINUED

      Consolidated Operating Partnership expects to place in service 27 of the 30 development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12.   SUBSEQUENT EVENTS

      From October 1, 2002 to November 8, 2002, the Consolidated Operating Partnership acquired 27 industrial properties for an aggregate purchase price of approximately $45,994, excluding costs incurred in conjunction with the acquisition of these industrial properties. Eighteen of the 27 industrial properties acquired, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $14,770. The Consolidated Operating Partnership also sold three industrial properties for approximately $10,437 of gross proceeds.

      From October 1, 2002 to November 8, 2002, the Company repurchased 1,039,100 shares of its common stock at a weighted average price of approximately $27.03 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

      On March 20, 1996, the Consolidated Operating Partnership, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan"). The Consolidated Operating Partnership paid off and retired the CIGNA Loan on October 1, 2002.

      On October 21, 2002, the Operating Partnership paid a third quarter 2002 distribution of $.6800 per Unit, totaling approximately $31,620.

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

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

     The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.2% ownership interest at September 30, 2002. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.8% interest in the Operating Partnership at September 30, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

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

RESULTS OF OPERATIONS

     At September 30, 2002, the Consolidated Operating Partnership owned 791 in-service properties with approximately 50.3 million square feet of gross leasable area ("GLA"), compared to 824 in-service properties with approximately
52.5 million square feet of GLA at September 30, 2001. During the period between October 1, 2001 and September 30, 2002, the Consolidated Operating Partnership acquired 40 properties containing approximately 3.9 million square feet of GLA, completed development of 14 properties totaling approximately 2.5 million square feet of GLA and sold 81 in-service properties totaling approximately 7.0 million square feet of GLA, six out of service properties and several land parcels. The Consolidated Operating Partnership also took seven properties out of service that are under redevelopment comprising approximately 1.7 million square feet of GLA, and placed in service one property comprising approximately .1 million square feet of GLA.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Rental income and tenant recoveries and other income decreased by approximately $12.3 million or 5.2% due primarily to a decrease in same store rental income and tenant recoveries and other income as discussed below, as well as a decrease in rental income and tenant recoveries and other income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties sold during the year ended December 31, 2001. This decrease is offset by an increase in rental income and tenant recoveries and other income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties acquired subsequent to December 31, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2001 decreased by approximately $3.2 million or 1.7% due primarily to a decrease in average occupied GLA for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $.9 million or 1.3%. This increase is due primarily to an increase in same store property expenses as discussed below, as well as an increase in property expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties acquired subsequent to December 31, 2000. This increase is offset by a decrease in property expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties sold during the year ended December 31, 2001. Property expenses from properties owned prior to January 1, 2001 increased by approximately $1.5 million or 2.7% due primarily to an increase in real estate taxes, repairs and maintenance and insurance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance expense is due primarily to an increase in insurance premiums.

     General and administrative expense increased by approximately $.7 million due primarily to increases in employee compensation and additional employees for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, offset by the write-off of the Consolidated Operating Partnership's technology investment of approximately $.7 million in the second quarter of 2001.

     Interest expense increased by approximately $4.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to a higher average debt balance outstanding for the nine months ended September 30, 2002 compared to the nine months ended

September 30, 2001 as well as a slight decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the nine months ended September 30, 2002 and 2001 was approximately $1,379.9 million and $1,260.2 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the nine months ended September 30, 2002 (6.8%) as compared to the nine months ended September 30, 2001 (7.1%).

     Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of additional deferred financing costs incurred in conjunction with the issuance of the 2012 Notes (defined below) and the 2032 Notes (defined below).

     Depreciation and other amortization increased by approximately $4.8 million due primarily to the average book value of assets held for sale for the nine months ended September 30, 2001 exceeding the average book value of assets held for sale for the nine months ended September 30, 2002. Once a property is classified as held for sale, the Consolidated Operating Partnership ceases depreciating and amortizing the property. The increase in depreciation and amortization is also due to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2000.

     Equity in income of Other Real Estate Partnerships increased by approximately $1.5 million due primarily to an increase in gain on sale of real estate (whether classified as continuing operations or discontinued operations), offset by a decrease in net operating income (whether classified as continuing operations or discontinued operations) and a preferred distribution made by one of the Other Real Estate Partnerships in 2001.

     Equity in income of joint ventures increased by approximately $.4 million or 51.1% due primarily to an increase in gain on sale of real estate and the start up of one of the Consolidated Operating Partnership's joint ventures in December 2001.

     The approximate $5.5 million gain on sale of real estate for the nine months ended September 30, 2002 resulted from the sale of 12 industrial properties that were identified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $39.8 million.

     The approximate $33.7 million gain on sale of real estate for the nine months ended September 30, 2001 resulted from the sale of 99 industrial properties and several land parcels. Gross proceeds from these sales were approximately $249.4 million.

     Income from discontinued operations of approximately $30.5 million for the nine months ended September 30, 2002 reflects the results of operations and gain on sale of 50 industrial properties that were not held for sale at December 31, 2001 and were sold during the nine months ended September 30, 2002, the gain associated with the assignment of the right to a third party to purchase certain properties, as well as the results of operations of five industrial properties identified as held for sale during the nine months ended September 30, 2002. Gross proceeds from the sales of the 50 industrial properties were approximately $227.4 million, resulting in a gain on sale of real estate of approximately $25.6 million.

     Income from discontinued operations of approximately $5.2 million for the nine months ended September 30, 2001 reflects the results of operations of the 50 industrial properties that were not held for sale at December 31, 2001 and were sold during the nine months ended September 30, 2002 as well as the results of operations of five industrial properties identified as held for sale during the nine months ended September 30, 2002.

     The approximate $.9 million extraordinary loss for the nine months ended September 30, 2002 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing fees and legal costs.

     The approximate $10.3 million extraordinary loss for the nine months ended September 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Rental income and tenant recoveries and other income increased by approximately $2.2 million or 3.0% due primarily to an increase in same store rental income and tenant recoveries and other income as discussed below, as well as an increase in rental income and tenant recoveries and other income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties acquired subsequent to June 30, 2001. This increase is offset by a decrease in rental income and tenant recoveries and other income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties sold during the six months ended December 31, 2001. Rental income and tenant recoveries and other income from properties owned prior to July 1, 2001, increased by approximately $.8 million or 1.2% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, offset by a decrease in average occupied GLA for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $3.0 million or 14.7%. This increase is due primarily to an increase in same store property expenses as discussed below, as well as an increase in property expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties acquired subsequent to June 30, 2001. This increase is offset by a decrease in property expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties sold during the six months ended December 31, 2001. Property expenses from properties owned prior to July 1, 2001 increased by approximately $1.9 million or 10.8% due primarily to an increase in real estate taxes, repairs and maintenance and insurance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Consolidated Operating Partnership's markets. The increase in repairs and maintenance is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums.

     General and administrative expense remained relatively unchanged.

     Interest expense increased by approximately $3.7 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due primarily to a higher average debt balance outstanding for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended September 30, 2002 and 2001 was approximately $1,434.2 million and $1,242.1 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the three months ended September 30, 2002 (6.9%) as compared to the three months ended September 30, 2001 (7.1%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.0 million due primarily to the average book value of assets held for sale for the three months ended September 30, 2001 exceeding the average book value of assets held for sale for the three months ended September 30, 2002. Once a property is classified as held for sale, the Consolidated Operating Partnership ceases depreciating and amortizing the property. The increase in depreciation and amortization is also due to additional depreciation and amortization recognized for properties acquired subsequent to June 30, 2001.

     Equity in income of Other Real Estate Partnerships decreased by approximately $7.5 million due primarily to a decrease in gain on sale of real estate.

     Equity in income of joint ventures increased by approximately $.2 million or 77.5% due primarily to the start up of one of the Consolidated Operating Partnership's joint ventures in December 2001.

     The approximate $1.3 million gain on sale of real estate for the three months ended September 30, 2002 resulted from the sale of three industrial properties that were identified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $20.3 million.

     The approximate $12.1 million gain on sale of real estate for the three months ended September 30, 2001 resulted from the sale of 37 industrial properties and several land parcels. Gross proceeds from these sales were approximately $78.2 million.

     Income from discontinued operations of approximately $14.5 million for the three months ended September 30, 2002 reflects the results of operations and gain on sale of 19 industrial properties that were not held for sale at December 31, 2001 and were sold during the three months ended September 30, 2002, the gain associated with the assignment of the right to a third party to purchase certain properties, as well as the results of operations of five industrial properties identified as held for sale during the three months ended September 30, 2002. Gross proceeds from the sales of the 19 industrial properties were approximately $106.7 million, resulting in a gain on sale of real estate of approximately $13.3 million.

     Income from discontinued operations of approximately $3.0 million for the three months ended September 30, 2001 reflects the results of operations of the 19 industrial properties that were not held for sale at December 31, 2001 and were sold during the three months ended September 30, 2002 as well as the results of operations of five industrial properties identified as held for sale during the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2002, the Consolidated Operating Partnership's restricted cash totaled approximately $12.5 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sale proceeds will be disbursed as the Consolidated Operating Partnership exchanges properties under
Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 2002

     Net cash provided by operating activities of approximately $102.8 million for the nine months ended September 30, 2002 was comprised primarily of net income of approximately $101.8 million and adjustments for non-cash items of approximately $21.2 million, offset by the net change in operating assets and liabilities of approximately $20.2 million. The adjustments for the non-cash items of approximately $21.2 million are primarily comprised of depreciation and amortization of approximately $53.3 million and an extraordinary loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $31.1 million and the effect of the straight-lining of rental income of approximately $1.9 million.

     Net cash provided by investing activities of approximately $7.4 million for the nine months ended September 30, 2002 was comprised primarily of the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships, distributions from the Consolidated Operating Partnership's industrial real estate joint ventures and the repayment of mortgage loans receivable, offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in the December 2001 Joint Venture.

     Net cash used in financing activities of approximately $110.2 million for the nine months ended September 30, 2002 was comprised primarily of the redemption of its Series B Preferred Units (defined below), the partial pay off of the 2027 Notes (defined below), general partnership and limited partnership units ("Unit") distributions and preferred general partnership unit distributions, repayments on mortgage loans payable, repurchase of restricted units due to the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and net repayments under the Operating Partnership's unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt, Unit contributions and a book overdraft.

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

     Net cash used in financing activities of approximately $44.0 million for the nine months ended September 30, 2001 was comprised primarily of Unit and preferred general partnership unit distributions, the repurchase of restricted units due to the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, repayments of senior unsecured debt, repayments on mortgage loans payable, prepayment fees incurred in repayment of senior unsecured debt, prepayment fees incurred in the early retirement of two mortgage loans and the net repayments under the Operating Partnership's unsecured line of credit, offset by Unit contributions and the net proceeds from the issuance of senior unsecured debt.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

     During the nine months ended September 30, 2002, the Consolidated Operating Partnership acquired 30 industrial properties comprising approximately 2.7 million square feet of GLA, and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $113.7 million, excluding costs incurred in conjunction with the acquisition of the property. Eight of the 30 industrial properties acquired, comprising approximately .2 million square feet of GLA, were acquired from the September 1999 Joint Venture for an aggregate purchase price of approximately $13.0 million. The Consolidated Operating Partnership also completed the development of 13 industrial properties comprising approximately 2.5 million square feet of GLA at a cost of approximately $92.1 million.

     The Consolidated Operating Partnership has committed to the construction of 30 development projects totaling approximately 3.5 million square feet of GLA for an estimated investment of approximately $176.8 million. Of this amount, approximately $37.5 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Operating Partnership's 2002 Unsecured Acquisition Facility (defined below). The Consolidated Operating Partnership expects to place in service 27 of the 30 development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the nine months ended September 30, 2002, the Consolidated Operating Partnership sold 50 industrial properties comprising approximately 5.2 million square feet of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising 1.0 million square feet of GLA that were classified as held for sale at December 31, 2001, several land parcels and assigned to a third party the right to purchase certain properties. Gross proceeds from these sales were approximately $267.2 million. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 50 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

     At September 30, 2002, the Consolidated Operating Partnership had six industrial properties comprising approximately .6 million square feet of GLA held for sale. One of the six properties comprising approximately .1 million square feet of GLA that were held for sale as of September 30, 2002 was identified as held for sale at December 31, 2001. Income from operations for this one industrial property held for sale for the nine months ended September 30, 2002 and 2001 is approximately $.5 million and $.02 million, respectively. Income from operations for this one industrial property held for sale for the three months ended September 30, 2002 and 2001 is approximately $.2 million and $(.03) million, respectively. Net carrying value of the six industrial properties held for sale at September 30, 2002 is approximately $19.4 million. In accordance with FAS 144, the results of operations of the five industrial properties identified as held for sale during the nine months ended September 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $1.5 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, invested approximately $6.3 million in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1.9 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of September 30, 2002, the September 1998 Joint Venture owned 88 industrial properties comprising approximately 4.1 million square feet of GLA, the September 1999 Joint Venture owned two industrial properties comprising approximately .3 million square feet of GLA and the December 2001 Joint Venture had economic interests in 21 industrial properties comprising approximately 3.6 million square feet of GLA. For the properties purchased by the December 2001 Joint Venture from the Consolidated Operating Partnership, the Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

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

     On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $1.0 million (the "Acquisition Mortgage Loan VI"). On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.

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

     On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the" 2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing approximately $84.9 million of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired approximately $84.9 million of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded an extraordinary loss of approximately $.9 million comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing fees and legal costs.

ACQUISITION FACILITY PAYABLE

     On September 27, 2002, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300 million unsecured line of credit (the "2002 Unsecured Acquisition Facility", formerly, the "2000 Unsecured Acquisition Facility"). The 2002 Unsecured Acquisition Facility matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership's election. The net unamortized deferred financing fees related to the 2000 Unsecured Acquisition Facility and any additional deferred financing fees incurred with the 2002 Unsecured Acquisition Facility are being amortized over the life of the 2002 Unsecured Acquisition Facility in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

INTEREST RATE SWAP AGREEMENTS

     In January 2002 and August 2002, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate swap agreements (the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's 2002 Unsecured Acquisition Facility. The Consolidated Operating Partnership designated the Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest swap agreement has a notional value of $25 million, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25 million, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that the Interest Rate Swap Agreements will be highly effective, and as a result, the change in value will be shown in other comprehensive income.

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

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2002, $1,367.5 million (approximately 99.3% of total debt at September 30, 2002) of the Consolidated Operating Partnership's debt was fixed rate debt (included in the fixed rate debt is $100 million of borrowings under the Consolidated Operating Partnership's 2002 Unsecured Acquisition Facility which the Consolidated Operating Partnership fixed the interest rate via interest rate swap agreements) and $10.4 million (approximately .7% of total debt at September 30, 2002) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option"), which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2002, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.1 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2002 by approximately $52.3 million to $1,454.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2002 by approximately $56.8 million to $1,563.8 million. A 10% increase in interest rates would decrease the fair value of the Written Option at September 30, 2002 by approximately $2.4 million to $13.8 million. A 10% decrease in interest rates would increase the fair value of the Written Option at September 30, 2002 by approximately $2.7 million to $18.9 million.

GENERAL PARTNERSHIP AND LIMITED PARTNERSHIP UNIT CONTRIBUTIONS, EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK

     The Operating Partnership has issued Units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties.

Unit Contributions:

     During the nine months ended September 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 2,753 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.2 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the nine months ended September 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53-$33.15 per share and expire ten years from the date of grant.

     During the nine months ended September 30, 2002, certain employees exercised 561,418 non-qualified employee stock options. Net proceeds to the Company were approximately $15.9 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

     During the nine months ended September 30, 2002, the Operating Partnership issued 18,203 Units having an aggregate market value of approximately $.6 million in exchange for property.

Distributions:

     On January 22, 2002, the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per Unit, totaling approximately $31.2 million. On April 22, 2002, the Operating Partnership paid a first quarter 2002 distribution of $.6800 per Unit, totaling approximately $31.5 million. On July 22, the Operating Partnership paid a second quarter distribution of $.6800 per Unit, totaling approximately $31.6 million.

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

     On July 1, 2002 and September 30, 2002, the Operating Partnership paid second and third quarter distributions of $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on July 1, 2002 and September 30, 2002 each totaled approximately $5.0 million.

SUBSEQUENT EVENTS

     From October 1, 2002 to November 8, 2002, the Consolidated Operating Partnership acquired 27 industrial properties for an aggregate purchase price of approximately $46.0 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. Eighteen of the 27 industrial properties acquired, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $14.8 million. The Consolidated Operating Partnership also sold three industrial properties for approximately $10.4 million of gross proceeds.

     From October 1, 2002 to November 8, 2002, the Company repurchased 1,039,100 shares of its common stock at a weighted average price of approximately $27.03 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

     On March 20, 1996 the Consolidated Operating Partnership, through the Operating Partnership and Indianapolis Partnership, entered into a $36.8 million mortgage loan (the "CIGNA Loan"). The Company paid off and retired the CIGNA Loan on October 1, 2002.

     On October 21, 2002, the Operating Partnership paid a third quarter 2002 distribution of $.6800 per Unit, totaling approximately $31.6 million.

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

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of September 30, 2002 and November 8, 2002, approximately $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Acquisition Facility. At September 30, 2002, borrowings under the 2002 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 4.75%. The 2002 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Operating Partnership's election. As of November 8, 2002, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $98.3 million available in additional borrowings under the 2002 Unsecured Acquisition Facility.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this report, have concluded that as of such date the Operating Partnership's disclosure controls and procedures were effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Operating Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     During the nine months ended September 30, 2002, the Operating Partnership issued an aggregate of 18,203 Units having an aggregate market value of approximately $.6 million in exchange for property.

     The above Units were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

     Subject to lock-up periods and certain adjustments, Units are generally convertible into common stock, par value $.01, of the Company on a one-for-one basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits:

   Exhibit
   Number         Description
--------------    --------------------------------------------------------------
 4.1              Second Amended and Restated Unsecured Revolving Credit
                  Agreement, dated as of September 27, 2002, among the Operating
                  Partnership, the Company, Bank One, NA, and certain other banks (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2002,
                  File No. 1-13102).

99.1*             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

     (b) Reports on Form 8-K:

                  Report on Form 8-K filed and dated August 14, 2002, providing the certification for the quarterly period ended June 30, 2002 of the Operating Partnership by the chief executive officer and chief financial officer of the Company, which is the general partner of the Operating Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------
* Filed herewith

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


                                         FIRST INDUSTRIAL, L.P.
                                         BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                         ITS SOLE GENERAL PARTNER

Date: November 13, 2002                  By:  /s/ Scott A. Musil
                                            ------------------------------------
                                            Scott A. Musil
                                            Senior Vice President- Controller
                                            (Chief Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     OF FIRST INDUSTRIAL REALTY TRUST, INC.,
                    FIRST INDUSTRIAL, L.P.'S GENERAL PARTNER,
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael W. Brennan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Industrial, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                       /s/ Michael W. Brennan
                                       ----------------------------------
                                       Michael W. Brennan
                                       President and Chief Executive Officer
                                       First Industrial Realty Trust, Inc.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     OF FIRST INDUSTRIAL REALTY TRUST, INC.,
                    FIRST INDUSTRIAL, L.P.'S GENERAL PARTNER,
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael J. Havala, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Industrial, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Michael J. Havala
                                       ----------------------------------
                                       Michael J. Havala
                                       Chief Financial Officer
                                       First Industrial Realty Trust, Inc.

                                  EXHIBIT INDEX

   Exhibit
   Number         Description
--------------    --------------------------------------------------------------
 4.1              Second Amended and Restated Unsecured Revolving Credit
                  Agreement, dated as of September 27, 2002, among the Operating
                  Partnership, the Company, Bank One, NA, and certain other banks (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2002,
                  File No. 1-13102).

99.1*             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


----------

*Filed herewith