Form 10-K
period 2002-12-31
FIRST INDUSTRIAL LP
filed 2003-03-19
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_________ to_______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( ).

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I.

      Item 1.         Business.....................................................................................    3
      Item 2.         The Properties...............................................................................    7
      Item 3.         Legal Proceedings............................................................................   28
      Item 4.         Submission of Matters to a Vote of Security Holders..........................................   28

PART II.

      Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters........................   29
      Item 6.         Selected Financial Data......................................................................   30
      Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations........   33
      Item 7a.        Quantitative and Qualitative Disclosures About Market Risk...................................   46
      Item 8.         Financial Statements and Supplementary Data..................................................   46
      Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........   46

PART III.

      Item 10.        Directors and Executive Officers of the Registrant...........................................   47
      Item 11.        Executive Compensation.......................................................................   47
      Item 12.        Security Ownership of Certain Beneficial Owners and Management...............................   47
      Item 13.        Certain Relationships and Related Transactions...............................................   47
      Item 14.        Controls and Procedures......................................................................   47

PART IV.

      Item 15.        Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.........   48

SIGNATURES            .............................................................................................   51

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial, L.P. (the "Operating Partnership") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/ regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for industrial properties in the Operating Partnership's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership's financial results, is included herein and in the Operating Partnership's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

  GENERAL

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.0% ownership interest at December 31, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $250.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.0% interest in the Operating Partnership at December 31, 2002.

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

         As of December 31, 2002, the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 798 in-service industrial properties, containing an aggregate of approximately 49.9 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2002, the Other Real Estate Partnerships owned 110 in-service industrial properties, containing an aggregate of approximately 10.1 million square feet of GLA. Of the 110 industrial properties owned by the Other Real Estate Partnerships at December 31, 2002, 16 are held by the Mortgage Partnership, 45 are held by the Pennsylvania Partnership, 16 are held by the Securities Partnership, 19 are held by the Financing Partnership, eight are held by the Harrisburg Partnership, five are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

         The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 7, 2003, the Consolidated Operating Partnership had 322 employees.

         The Consolidated Operating Partnership has grown and will seek to continue to grow through the development and the acquisition of additional industrial properties and through its corporate services program.

         The Company maintains a website at www.firstindustrial.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on the Company's website as soon as reasonably practicable after such reports are filed or furnished with the SEC. In addition, the Company has prepared supplemental financial and operating information which is available without charge on the Company's website or upon request to the Company. Please direct requests as follows:

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

BUSINESS STRATEGIES

         The Consolidated Operating Partnership utilizes the following six strategies in connection with the operation of its business:

- Organization Strategy. The Consolidated Operating Partnership implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Consolidated Operating Partnership provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Consolidated Operating Partnership believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead among many properties and by negotiating quantity purchasing discounts.

- Market Strategy. The Consolidated Operating Partnership's market strategy is to concentrate on the top industrial real estate markets in the United States. These top industrial real estate markets are based upon one or more of the following characteristics: (i) the strength of the market's industrial real estate fundamentals, including increased industrial demand expectations from supply chain management;
         (ii) the history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space.

- Disposition Strategy. The Consolidated Operating Partnership continues to evaluate local market conditions and property-related factors in all of its markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Consolidated Operating Partnership's acquisition/development strategy is to concentrate on the top industrial real estate markets in the United States. Of the 908 properties in the Consolidated Operating Partnership's and Other Real

         Estate Partnerships' combined portfolios at December 31, 2002, 168 properties have been developed by either the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

- Financing Strategy. The Consolidated Operating Partnership plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 7, 2003, the Consolidated Operating Partnership had approximately $91.7 million available in additional borrowings under its $300 million unsecured line of credit.

- Leasing and Marketing Strategy. The Consolidated Operating Partnership has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Consolidated Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Consolidated Operating Partnership also has local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

RECENT DEVELOPMENTS

         In 2002, the Consolidated Operating Partnership acquired or completed development of 84 properties and acquired several parcels of land for a total estimated investment of approximately $298.4 million. The Consolidated Operating Partnership also sold 92 in-service properties, four properties that were out of service and several parcels of land for a gross sales price of approximately $386.1 million.

         On April 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $5.8 million which bears interest at a fixed rate of 8.26%, provides for monthly principal and interest payments based on a 22-year amortization schedule and matures on December 1, 2019.

         On April 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $6.0 million which bears interest at a fixed rate of 8.26%, provides for monthly principal and interest payments based on a 22-year amortization schedule and matures on December 1, 2019.

         On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired its $.7 million mortgage loan which bore interest at 8.00%, provided for interest-only payments prior to maturity and was to mature 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired its $1.0 million mortgage loan which bore interest at 8.875%, provided for monthly principal and interest payments based on a 20-year amortization schedule and was to mature November 1, 2006.

         On October 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired its $36.8 million mortgage loan which bore interest at 7.50%, provided for monthly principal and interest payments based on a 25-year amortization schedule and was to mature on April 1, 2003.

         On December 4, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired its $3.6 million mortgage loan which bore interest at 8.875%, provided for monthly principal and interest payments based on a 20-year amortization schedule and was to mature on June 1, 2003.

         On April 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875%.

         On April 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, issued $50.0 million of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75%.

         The Consolidated Operating Partnership received redemption notices from holders representing approximately $84.9 million of the Company's $100.0 million senior unsecured debt which was to mature on May 15, 2027 and bore a coupon interest rate of 7.15% (the "2027 Notes"). On May 15, 2002, the Consolidated Operating Partnership paid off and retired $84.9 million of the 2027 Notes.

         On September 27, 2002, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300.0 million unsecured line of credit. The Consolidated Operating Partnership's unsecured line of credit matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership's election.

         During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

         During the period January 1, 2003 through March 7, 2003, the Consolidated Operating Partnership acquired or completed development of two industrial properties for a total estimated investment of approximately $26.7 million. The Consolidated Operating Partnership also sold five industrial properties and one land parcel for approximately $11.8 million of gross proceeds during this period.

         From January 1, 2003 to March 7, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

         On March 5, 2003, the Operating Partnership declared a first quarter 2003 distribution of $.685 per unit which is payable on April 21, 2003. The Operating Partnership also declared first quarter 2003 preferred unit distributions of $53.906 per unit on its 8 5/8% Series C Cumulative Preferred Units, $49.687 per unit on its 7.95% Series D Cumulative Preferred Units and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2003.

FUTURE PROPERTY ACQUISITIONS, DEVELOPMENTS AND PROPERTY SALES

         The Consolidated Operating Partnership has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties located in the United States.

         The Consolidated Operating Partnership also sells properties based on market conditions and property related factors. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Consolidated Operating Partnership's current portfolio.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2002, the occupancy rates for industrial properties in the United States have ranged from 88.8%* to 93.4%*, with an occupancy rate of 88.8%* at December 31, 2002.

ITEM 2.  THE PROPERTIES

GENERAL

         At December 31, 2002, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 908 in-service properties (798 of which were owned by the Consolidated Operating Partnership and 110 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
60.0 million square feet of GLA (49.9 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 10.1 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 24 states, with a diverse base of more than 2,500 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the Consolidated Operating Partnership's and the Other Real Estate Partnerships' properties on a combined basis as of December 31, 2002 was approximately 17 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

         * SOURCE: TORTO WHEATON RESEARCH

         The following tables summarize certain information as of December 31, 2002 with respect to the properties owned by the Consolidated Operating Partnership, each of which is wholly-owned. Information in the tables excludes properties under development at December 31, 2002.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                PROPERTY SUMMARY

                                Light Industrial             R&D Flex                  Bulk Warehouse
                            ------------------------   ----------------------    -------------------------
                                          Number of                Number of                    Number of
Metropolitan Area              GLA        Properties      GLA      Properties       GLA         Properties
------------------          ----------    ----------   ---------   ----------    ----------     ----------
Atlanta, GA                    538,259        10         140,538         3        2,425,734          7
Baltimore, MD                  700,193        12              --        --          292,659          2
Central Pennsylvania                --        --              --        --               --         --
Chicago, IL                  1,579,631        28         197,354         3        2,177,556         10
Cincinnati, OH                 334,220         2              --        --        1,348,880          6
Columbus, OH                   217,612         2              --        --          947,934          3
Dallas, TX                   1,866,246        50         492,540        20        1,442,188          9
Dayton, OH                     322,746         6          20,000         1          --              --
Denver, CO                   1,837,873        38       1,607,297        41          538,906          4
Detroit, MI                  2,166,682        86         402,720        14          498,608          5
Grand Rapids, MI                61,250         1              --        --               --         --
Houston, TX                    536,211         7         200,112         3        1,939,227         12
Indianapolis, IN               767,980        17          48,200         4        1,318,701          7
Los Angeles, CA                242,336        17          68,672         3          976,597          4
Louisville, KY                      --        --              --        --          443,500          2
Milwaukee, WI                  146,061         3              --        --          100,000          1
Minneapolis/St. Paul, MN       917,831        17         661,405        10        1,472,695          7
Nashville, TN                  301,865         6              --        --        1,645,798          9
N. New Jersey                1,510,436        29         564,008        13        1,122,360          6
Phoenix, AZ                     38,560         1              --        --               --         --
Portland, OR                   635,825        24              --        --               --         --
Salt Lake City, UT             592,010        40         146,937         6               --         --
S. New Jersey                  980,828        22              --        --          323,750          2
St. Louis, MO                  466,969         7              --        --          410,719          3
Tampa, FL                      607,592        19         692,589        26               --         --
Other (a)                           --        --              --        --          333,855          4
                            ----------       ---       ---------       ---       ----------     ------
            Total           17,369,216       444       5,242,372       147       19,759,667        103
                            ==========       ===       =========       ===       ==========     ======

                              Regional Warehouse           Manufacturing
                            ----------------------    -----------------------
                                        Number of                  Number of
 Metropolitan Area             GLA      Properties       GLA       Properties
------------------          ---------   ----------    ---------    ----------
Atlanta, GA                   293,646        4          298,000         2
Baltimore, MD                      --       --          171,000         1
Central Pennsylvania               --       --           70,000         1
Chicago, IL                   168,802        2          461,531         3
Cincinnati, OH                     --       --               --        --
Columbus, OH                       --       --          255,470         1
Dallas, TX                    795,077       12          224,984         2
Dayton, OH                         --       --               --        --
Denver, CO                    480,549        8               --        --
Detroit, MI                   783,443       18               --        --
Grand Rapids, MI                   --       --          413,500         1
Houston, TX                   365,960        5               --        --
Indianapolis, IN              217,710        6           71,600         2
Los Angeles, CA               276,284        6               --        --
Louisville, KY                     --       --               --        --
Milwaukee, WI                      --       --               --        --
Minneapolis/St. Paul, MN      550,846        5          678,649        10
Nashville, TN                      --       --          109,058         1
N. New Jersey                  58,585        1               --        --
Phoenix, AZ                    82,288        1               --        --
Portland, OR                       --       --               --        --
Salt Lake City, UT                 --       --               --        --
S. New Jersey                 209,300        3           22,738         1
St. Louis, MO                      --       --               --        --
Tampa, FL                      41,377        1               --        --
Other (a)                      50,000        1          346,103         6
                            ---------   ------        ---------    ------
            Total           4,373,867       73        3,122,633        31
                            =========   ======        =========    ======

(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

                       CONSOLIDATED OPERATING PARTNERSHIP
                             PROPERTY SUMMARY TOTALS

                                                             TOTALS
                            ----------------------------------------------------------------------------
                                                                                            GLA AS A %
                                               NUMBER OF            OCCUPANCY AT             OF TOTAL
   METROPOLITAN AREA            GLA            PROPERTIES              12/31/02              PORTFOLIO
------------------------    ------------     --------------     --------------------      --------------
Atlanta, GA                   3,696,177            26                   95%                    7.4%
Baltimore, MD                 1,163,852            15                   90%                    2.3%
Central Pennsylvania             70,000             1                  100%                    0.1%
Chicago, IL                   4,584,874            46                   88%                    9.2%
Cincinnati, OH                1,683,100             8                   88%                    3.4%
Columbus, OH                  1,421,016             6                   93%                    2.8%
Dallas, TX                    4,821,035            93                   90%                    9.7%
Dayton, OH                      342,746             7                   91%                    0.7%
Denver, CO                    4,464,625            91                   90%                    8.9%
Detroit, MI                   3,851,453           123                   90%                    7.7%
Grand Rapids, MI                474,750             2                  100%                    1.0%
Houston, TX                   3,041,510            27                   89%                    6.1%
Indianapolis, IN              2,424,191            36                   82%                    4.9%
Los Angeles, CA               1,563,889            30                   93%                    3.1%
Louisville, KY                  443,500             2                   89%                    0.9%
Milwaukee, WI                   246,061             4                  100%                    0.5%
Minneapolis/St. Paul, MN      4,281,426            49                   87%                    8.6%
Nashville, TN                 2,056,721            16                   84%                    4.1%
N. New Jersey                 3,255,389            49                   91%                    6.5%
Phoenix, AZ                     120,848             2                   68%                    0.2%
Portland, OR                    635,825            24                   95%                    1.3%
Salt Lake City, UT              738,947            46                   84%                    1.5%
S. New Jersey                 1,536,616            28                   93%                    3.1%
St. Louis, MO                   877,688            10                   88%                    1.8%
Tampa, FL                     1,341,558            46                   85%                    2.7%
Other (a)                       729,958            11                   83%                    1.5%
                            -----------      --------           ----------                --------
   Total or Average          49,867,755           798                   89%                  100.0%
                            ===========      ========           ==========                ========

(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY

         The following tables summarize certain information as of December 31, 2002 with respect to the properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.

                        Light Industrial         Bulk Warehouse            R&D Flex        Regional Warehouse      Manufacturing
                      ---------------------   ---------------------  --------------------  -------------------  --------------------
                                   Number                  Number                Number               Number                Number
                                     of                      of                    of                  of                     of
 Metropolitan Area       GLA     Properties      GLA     Properties    GLA     Properties    GLA    Properties    GLA     Properties
--------------------  ---------  ----------   ---------  ----------  -------   ----------  -------  ----------  -------   ----------
Atlanta, GA              59,959       1       1,037,338       3      153,536        4       90,289       1           --       --
Baltimore, MD            65,860       1              --      --       78,418        1           --      --           --       --
Central Pennsylvania    383,070       4       1,089,486       6           --       --      117,579       3           --       --
Chicago, IL             108,692       2         444,336       2       49,730        1       50,009       1           --       --
Des Moines, IA               --      --              --      --           --       --       88,000       1           --       --
Detroit, MI             353,854       7         160,035       1       33,092        2           --      --           --       --
Indianapolis, IN             --      --       1,862,321       5           --       --       60,000       1           --       --
Los Angeles, CA          86,084       3              --      --       18,921        4           --      --           --       --
Milwaukee, WI                --      --              --      --       93,705        2       39,468       1           --       --
Minneapolis/St
  Paul, MN              130,647       2              --      --           --       --           --      --      532,080        3
Nashville, TN                --      --         160,661       1           --       --           --      --           --       --
Philadelphia, PA      1,185,246      27         257,720       2      128,059        5      258,190       4       56,827        2
St. Louis, MO                --      --         245,000       2           --       --           --      --           --       --
Tampa, FL                    --      --              --      --       44,427        1           --      --           --       --
Other (a)                99,000       3         490,500       1           --       --           --      --           --       --
                      ---------  ------       ---------  ------      -------   ------      -------  ------      -------   ------
            Total     2,472,412      50       5,747,397      23      599,888       20      703,535      12      588,907        5
                      =========  ======       =========  ======      =======   ======      =======  ======      =======   ======

(a) Properties are located in Austin, Texas and Sparks, Nevada.

                         OTHER REAL ESTATE PARTNERSHIPS
                             PROPERTY SUMMARY TOTALS

                                                           TOTALS
                            -----------------------------------------------------------------------
                                                                                        GLA AS A %
                                                   NUMBER OF         OCCUPANCY AT        OF TOTAL
   METROPOLITAN AREA              GLA              PROPERTIES          12/31/02         PORTFOLIO
------------------------    ----------------    ---------------   ------------------   ------------
Atlanta, GA                       1,341,122            9                  98%              13.3%
Baltimore, MD                       144,278            2                  87%               1.4%
Central Pennsylvania              1,590,135           13                  71%              15.7%
Chicago, IL                         652,767            6                  82%               6.5%
Des Moines, IA                       88,000            1                  90%               0.9%
Detroit, MI                         546,981           10                 100%               5.4%
Indianapolis, IN                  1,922,321            6                  99%              19.0%
Los Angeles, CA                     105,005            7                  92%               1.0%
Milwaukee, WI                       133,173            3                  72%               1.3%
Minneapolis/St. Paul, MN            662,727            5                  92%               6.6%
Nashville, TN                       160,661            1                 100%               1.6%
Philadelphia, PA                  1,886,042           40                  94%              18.7%
St. Louis, MO                       245,000            2                  85%               2.4%
Tampa, FL                            44,427            1                  91%               0.4%
Other (a)                           589,500            4                  97%               5.8%
                            ---------------     --------          ----------           --------
   Total or Average              10,112,139          110                  91%             100.0%
                            ===============     ========          ==========           ========

(a) Properties are located in Austin, Texas and Sparks, Nevada.

PROPERTY ACQUISITION ACTIVITY

         During 2002, the Consolidated Operating Partnership acquired 67 in-service industrial properties totaling approximately 4.2 million square feet of GLA at a total purchase price of approximately $179.6 million, or $42.81 per square foot. The Consolidated Operating Partnership also purchased numerous land parcels for an aggregate purchase price of approximately $2.0 million. The 67 industrial properties acquired have the following characteristics:

                                NUMBER OF                                                    OCCUPANCY
     METROPOLITAN AREA         PROPERTIES      GLA                PROPERTY TYPE             AT 12/31/02
----------------------------   ----------   ---------   ---------------------------------   ------------
Chicago, IL                         1          50,050            Light Industrial               100%
Los Angeles, CA                     2         464,800             Bulk Warehouse                100%
Northern New Jersey                 3         281,926             Bulk Warehouse                 87%
St. Louis, MO                       4         332,630            Light Industrial               100%
Denver, CO          (b)             1          81,564           Regional Warehouse               N/A
Chicago, IL         (a)             1         389,155             Bulk Warehouse                 N/A
Los Angeles, CA                     1         396,095             Bulk Warehouse                100%
Houston, TX                         3         131,000            Light Industrial               100%
Los Angeles, CA     (d)             8         195,701          Reg. Warehouse/Light              88%
                                                               Industrial/R&D/Flex
Dallas, TX                          6         422,026    Bulk Warehouse/Light Industrial        100%
Dallas, TX          (b)             1          49,177            Light Industrial                N/A
Atlanta, GA         (b)             1          75,600           Regional Warehouse               N/A
Dallas, TX          (d)            18         450,360          Reg. Warehouse/Light              94%
                                                               Industrial/R&D/Flex
Northern New Jersey                 8         409,240            Light Industrial                90%
Northern New Jersey (d)             1          45,770            Light Industrial               100%
Phoenix, AZ                         1          82,288           Regional Warehouse              100%
Indianapolis, IN    (c)(d)          2         121,600            Light Industrial                N/A
Chicago, IL                         2         158,791       R&D/Flex/Light Industrial            84%
Los Angeles, CA                     3         103,008           Regional Warehouse               99%
                                -----       ---------
                                   67       4,240,781
                                =====       =========

(a) Property was sold in 2002.

(b) Property was placed out of service.

(c) One property was sold in 2002.

(d) Purchased from one of the Consolidated Operating Partnership's joint ventures in 2002.

         During 2002, the Other Real Estate Partnerships acquired 23 in-service industrial properties totaling approximately 1.4 million square feet of GLA at a total purchase price of approximately $57.8 million, or $40.59 per square foot. The 23 industrial properties acquired have the following characteristics:

                               NUMBER OF                                                        OCCUPANCY
     METROPOLITAN AREA        PROPERTIES        GLA                 PROPERTY TYPE               AT 12/31/02
--------------------------    ----------     ---------      -------------------------------    -----------
Philadelphia, PA                  14           765,489        R&D/Flex/Light Industrial            92%
Los Angeles, CA                    7           105,005        R&D/Flex/Light Industrial            91%
Denver, CO                         1           490,500              Bulk Warehouse                100%
Philadelphia, PA                   1            64,402             Light Industrial                73%
                              ------         ---------
                                  23         1,425,396
                              ======         =========

PROPERTY DEVELOPMENT ACTIVITY

         During 2002, the Consolidated Operating Partnership placed in-service 17 developments totaling approximately 3.2 million square feet of GLA at a total cost of approximately $116.8 million, or $36.77 per square foot. The developed properties have the following characteristics:

                                                                                        OCCUPANCY
          METROPOLITAN AREA                  GLA              PROPERTY TYPE           AT 12/31/02
--------------------------------------    ----------    -------------------------    -------------
Phoenix, AZ         (a)                      73,802         Regional Warehouse            N/A
Harrisburg, PA      (a) (c)                 181,990           Bulk Warehouse              N/A
Atlanta, GA         (a) (c)                 527,000           Bulk Warehouse              N/A
Dallas, TX                                  102,232         Regional Warehouse            85%
Phoenix, AZ         (a) (c)                  54,455          Light Industrial             N/A
Harrisburg, PA      (b) (c)                  67,200         Regional Warehouse            N/A
Chicago, IL         (a)                      53,330                N/A                    N/A
Dallas, TX          (a)                     472,200           Bulk Warehouse              N/A
Baltimore, MD       (a)                      43,978          Light Industrial             N/A
Dallas, TX          (a) (c)                  36,000          Light Industrial             N/A
Tampa, FL           (a) (c)                 360,000                N/A                    N/A
Denver, CO          (a) (c)                  42,380          Light Industrial             N/A
Atlanta, GA         (a) (c)                 455,000           Bulk Warehouse              N/A
Nashville, TN                               423,500           Bulk Warehouse             100%
Northern New Jersey                          62,400          Light Industrial             92%
Phoenix, AZ         (a) (c)                  18,881          Light Industrial             N/A
Atlanta, GA         (a) (c)                 202,400           Bulk Warehouse              N/A
                                          ---------
                                          3,176,748
                                          =========

(a) Property was placed in-service and sold in 2002.

(b) Property was sold in 2002.

(c) Property was sold to one of the Consolidated Operating Partnership's joint ventures in 2002.

        At December 31, 2002, the Consolidated Operating Partnership had 31 projects under development, with an estimated completion GLA of approximately
2.8 million square feet and an estimated completion cost of approximately $155.9 million. The Consolidated Operating Partnership estimates it will place in service all of the projects in fiscal year 2003. There can be no assurance that the Consolidated Operating Partnership will place in-service these projects in 2003 or that the actual completion cost will not exceed the estimated completion cost stated above.

PROPERTY SALES

        During 2002, the Consolidated Operating Partnership sold 92 in-service industrial properties and four out-of-service properties totaling approximately
9.0 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $386.1 million. The 92 in-service properties and four out-of-service properties sold have the following characteristics:

                                 NUMBER OF
    METROPOLITAN AREA            PROPERTIES         GLA                    PROPERTY TYPE
---------------------------     -----------    --------------     --------------------------------
Long Island, NY                     1              34,400                 Light Industrial
Grand Rapids, MI                    1              42,600                 Light Industrial
Northern New Jersey                 1              52,402                Regional Warehouse
Tampa, FL                           1              26,716                     R&D/Flex
Dallas, TX                          1              82,229                 Light Industrial
Dallas, TX                          1              74,106                Regional Warehouse
St. Louis, MO                       1              31,500                 Light Industrial
St. Louis, MO                       1              31,500                 Light Industrial
Phoenix, AZ                         2             132,261             Regional Warehouse/Light
                                                                             Industrial
Portland, OR                        1              21,600                 Light Industrial
Harrisburg, PA       (b)            1             181,990                  Bulk Warehouse
Northern New Jersey  (b)            1              46,000                     R&D/Flex
Denver, CO           (b)            1              59,270                     R&D/Flex
Atlanta, GA          (b)            1             527,000                  Bulk Warehouse
Detroit, MI                         1              48,000                     R&D/Flex
Chicago, IL                         1              34,875                 Light Industrial
Indianapolis, IN                    1             389,660                  Bulk Warehouse
Los Angeles, CA                     1               7,300                 Light Industrial
Chicago, IL                         1              56,017                 Light Industrial
Grand Rapids, MI                    1             109,875                  Bulk Warehouse
Nashville, TN                       1              49,922                 Light Industrial
Chicago, IL          (a)            1              66,000                Regional Warehouse
Grand Rapids, MI                    1              64,961         Light Industrial/Bulk Warehouse
Long Island, NY                     1              29,300                 Light Industrial
Long Island, NY                     5             174,169                 Light Industrial
Atlanta, GA          (b)            1             123,808                  Bulk Warehouse
Atlanta, GA                         1             123,457                  Bulk Warehouse
Northern New Jersey                 1              17,500                 Light Industrial
Northern New Jersey                 1              17,997                 Light Industrial
Northern New Jersey                 1              70,800                 Light Industrial
Northern New Jersey                 1              29,008                 Light Industrial
Northern New Jersey                 1              17,531                 Light Industrial
Phoenix, AZ          (b)            1              54,455                 Light Industrial
Portland, OR                        1              35,000                 Light Industrial
Dallas, TX                          1              36,000                 Light Industrial
Chicago, IL          (a)            1             200,000                  Manufacturing
Chicago, IL          (a)            1              34,596                 Light Industrial
Chicago, IL                         1             151,436                  Bulk Warehouse
Detroit, MI                         1              41,500                 Light Industrial
Grand Rapids, MI                    1              14,400                 Light Industrial
Chicago, IL                         1              53,330                       N/A
Baltimore, MD                       1              43,978                 Light Industrial
Dallas, TX                          1             472,200                  Bulk Warehouse
Denver, CO                          1              22,735                     R&D/Flex
Dallas, TX          (b)             1              36,000                 Light Industrial
Denver, CO          (b)             1              42,380                 Light Industrial
Denver, CO          (b)             1              32,741                 Light Industrial
Harrisburg, PA      (b)             1              67,200                Regional Warehouse
Tampa, FL           (b)             1             360,000                       N/A
Northern New Jersey                 1              79,750                Regional Warehouse
Atlanta, GA         (b)             1             455,000                  Bulk Warehouse
Chicago, IL                         1             389,155                  Bulk Warehouse
Des Moines, IA                      3             604,708                  Bulk Warehouse
Detroit, MI         (b)             1             145,232                  Bulk Warehouse
Northern New Jersey                 1              18,000                 Light Industrial

                                 NUMBER OF
    METROPOLITAN AREA           PROPERTIES          GLA                    PROPERTY TYPE
---------------------------     -----------    --------------     ---------------------------------
Houston, TX                         1                 66,565             Regional Warehouse
Northern New Jersey                 1                 24,905                  R&D/Flex
Detroit, MI                         1                 48,200                  R&D/Flex
Portland, OR                        1                 27,128              Light Industrial
St. Louis, MO                       1                178,800               Bulk Warehouse
Grand Rapids, MI                    1                101,250               Bulk Warehouse
Los Angeles, CA                     1                  7,300              Light Industrial
Chicago, IL                         1                124,804               Bulk Warehouse
Houston, TX       (a)               1                251,850               Bulk Warehouse
Milwaukee, WI                       1                 38,230             Regional Warehouse
Portland, OR                        1                 20,000              Light Industrial
Phoenix, AZ       (b)               1                 18,881              Light Industrial
Atlanta, GA       (b)               1                202,400               Bulk Warehouse
Tampa, FL                           2                172,000         Light Industrial/Regional
                                                                             Warehouse
Grand Rapids, MI                   10              1,047,600           Light Industrial/Bulk
                                                                         Warehouse/R&D Flex
Detroit, MI                         1                 21,850                  R&D/Flex
Indianapolis, IN                    1                 81,600              Light Industrial
Denver, CO                          1                 20,389              Light Industrial
Cleveland, OH                       1                102,500                  R&D/Flex
Portland, OR                        1                  5,000              Light Industrial
Detroit, MI                         1                 25,470              Light Industrial
Chicago, IL                         1                 64,080                  R&D/Flex
Atlanta, GA                         1                121,600               Manufacturing
Detroit, MI                         1                 88,700              Light Industrial
                                -----          -------------
                                   96              9,024,652
                                =====          =============

(a) Property was out-of-service when sold.

(b) Property was sold to one of the Consolidated Operating Partnership's joint ventures in 2002.

         During 2002, the Other Real Estate Partnerships sold 18 in-service industrial properties totaling approximately 2.9 million square feet of GLA. Total gross sales proceeds approximated $87.4 million. The 18 in-service properties sold have the following characteristics:

                                 NUMBER OF
    METROPOLITAN AREA           PROPERTIES         GLA                    PROPERTY TYPE
---------------------------     -----------    ------------     ---------------------------------
Grand Rapids, MI                     1              31,750               Manufacturing
Harrisburg, PA                       4           1,016,354               Bulk Warehouse
Grand Rapids, MI                     1              93,374      Light Industrial/Bulk Warehouse
Indianapolis, IN  (a)                1             100,000              Bulk Warehouse
Harrisburg, PA                       2             537,720               Bulk Warehouse
Chicago, IL                          1              90,833               Bulk Warehouse
Philadelphia, PA                     1              19,965              Light Industrial
Philadelphia, PA                     1             110,000               Bulk Warehouse
Chicago, IL                          1              41,423              Light Industrial
Grand Rapids, MI                     5             809,126           Light Industrial/Bulk
                                                                       Warehouse/R&D Flex
                                ------         -----------
                                    18           2,850,545
                                ======         ===========

(a) Property was sold to one of the Company's joint ventures in 2002.

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

        During the period January 1, 2003 through March 7, 2003, the Consolidated Operating Partnership acquired or completed development of two industrial properties for a total estimated investment of approximately $26.7 million. The Consolidated Operating Partnership also sold five industrial properties and one land parcel for approximately $11.8 million of gross proceeds during this period.

        During the period January 1, 2003 through March 7, 2003, the Other Real Estate Partnerships sold one industrial property and one land parcel for approximately $3.9 million of gross proceeds during this period.

DETAIL PROPERTY LISTING

        The following table lists all of the Consolidated Operating Partnership's properties as of December 31, 2002, by geographic market area.

                                PROPERTY LISTING

                                   LOCATION                     YEAR BUILT-                       LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE      ENCUMBRANCES   RENOVATED      BUILDING TYPE      (ACRES)      GLA       12/31/02
---------------------------   ------------------  ------------  -----------  -------------------  ---------  ---------  ------------
ATLANTA
1650 GA Highway 155            McDonough, GA                       1991      Bulk Warehouse          12.80    228,400      100%
14101 Industrial Park Blvd.    Covington, GA                       1984      Light Industrial         9.25     92,160      100%
801-804 Blacklawn Road         Conyers, GA                         1982      Bulk Warehouse           6.67    111,185       61%
1665 Dogwood Drive             Conyers, GA                         1973      Manufacturing            9.46    198,000      100%
1715 Dogwood Drive             Conyers, GA                         1973      Manufacturing            4.61    100,000      100%
11235 Harland Drive            Covington, GA                       1988      Light Industrial         5.39     32,361      100%
4050 Southmeadow Parkway       Atlanta, GA                         1991      Reg. Warehouse           6.60     87,328      100%
4051 Southmeadow Parkway       Atlanta, GA                         1989      Bulk Warehouse          11.20    151,935      100%
4071 Southmeadow Parkway       Atlanta, GA                         1991      Bulk Warehouse          17.80    209,918      100%
3312 N. Berkeley Lake Road     Duluth, GA                          1969      Bulk Warehouse          52.11  1,040,296      100%
370 Great Southwest Pkway (e)  Atlanta, GA                         1986      Light Industrial         8.06    150,536       85%
955 Cobb Place                 Kennesaw, GA                        1991      Reg. Warehouse           8.73     97,518       18%
2084 Lake Industrial Court     Conyers, GA                         1998      Bulk Warehouse          13.74    180,000      100%
220 Greenwood Court            McDonough, GA                       2000      Bulk Warehouse          26.69    504,000      100%
1255 Oakbrook Drive            Norcross, GA                        1984      Light Industrial         2.50     36,000        0%
1256 Oakbrook Drive            Norcross, GA                        1984      Light Industrial         3.48     40,504      100%
1265 Oakbrook Drive            Norcross, GA                        1984      Light Industrial         3.52     51,200      100%
1266 Oakbrook Drive            Norcross, GA                        1984      Light Industrial         3.62     30,378      100%
1275 Oakbrook Drive            Norcross, GA                        1986      Reg. Warehouse           4.36     62,400      100%
1280 Oakbrook Drive            Norcross, GA                        1986      Reg. Warehouse           4.34     46,400      100%
1300 Oakbrook Drive            Norcross, GA                        1986      Light Industrial         5.41     52,000      100%
1325 Oakbrook Drive            Norcross, GA                        1986      Light Industrial         3.53     53,120      100%
1351 Oakbrook Drive            Norcross, GA                        1984      R&D/Flex                 3.93     36,600       84%
1346 Oakbrook Drive            Norcross, GA                        1985      R&D/Flex                 5.52     74,538      100%
1412 Oakbrook Drive            Norcross, GA                        1985      R&D/Flex                 2.89     29,400       85%
                                                                                                            ---------     ----
                                                                             SUBTOTAL OR AVERAGE            3,696,177       95%
                                                                                                            ---------     ----
BALTIMORE
3431 Benson                    Baltimore, MD                       1988      Light Industrial         3.48     60,227      100%
1801 Portal                    Baltimore, MD                       1987      Light Industrial         3.72     57,600       83%
1811 Portal                    Baltimore, MD                       1987      Light Industrial         3.32     60,000      100%
1831 Portal                    Baltimore, MD                       1990      Light Industrial         3.18     46,522      100%
1821 Portal                    Baltimore, MD                       1986      Light Industrial         4.63     86,234      100%
1820 Portal                    Baltimore, MD           (d)         1982      Bulk Warehouse           6.55    171,000      100%
4845 Governers Way             Frederick, MD                       1988      Light Industrial         5.47     83,064       13%
8900 Yellow Brick Road         Baltimore, MD                       1982      Light Industrial         5.80     60,000      100%
7476 New Ridge                 Hanover, MD                         1987      Light Industrial        18.00     71,866      100%
1328 Charwood Road             Hanover, MD                         1986      Bulk Warehouse           9.00    150,500      100%
8779 Greenwood Place           Savage, MD                          1978      Bulk Warehouse           8.00    142,159      100%
1350 Blair Drive               Odenton, MD                         1991      Light Industrial         2.86     29,317       95%
1360 Blair Drive               Odenton, MD                         1991      Light Industrial         4.19     43,194       83%
1370 Blair Drive               Odenton, MD                         1991      Light Industrial         5.15     52,910       49%
9020 Mendenhall Court          Columbia, MD                        1981      Light Industrial         3.70     49,259      100%
                                                                                                            ---------    -----
                                                                             SUBTOTAL OR AVERAGE            1,163,852       90%
                                                                                                            ---------    -----
CENTRAL PENNSYLVANIA
125 East Kensinger Drive       Cranberry                           2000      Manufacturing           13.00     70,000      100%
                               Township, PA
                                                                                                             --------    -----
                                                                             SUBTOTAL OR AVERAGE               70,000      100%
                                                                                                             --------    -----
CHICAGO
2300 Hammond Drive             Schaumburg, IL                      1970      Light Industrial         4.13     77,000       50%
3600 West Pratt Avenue         Lincolnwood, IL                    1953/88    Bulk Warehouse           6.35    204,679       99%
6750 South Sayre Avenue        Bedford Park, IL                    1975      Light Industrial         2.51     63,383      100%
585 Slawin Court               Mount Prospect, IL                  1992      R&D/Flex                 3.71     38,150        0%
2300 Windsor Court             Addison, IL                         1986      Bulk Warehouse           6.80    105,100      100%
3505 Thayer Court              Aurora, IL                          1989      Light Industrial         4.60     64,220      100%
3600 Thayer Court              Aurora, IL                          1989      Light Industrial         6.80     66,958       73%
736-776 Industrial Drive       Elmhurst, IL                        1975      Light Industrial         3.79     80,180       82%
305-311 Era Drive              Northbrook, IL                      1978      Light Industrial         1.82     27,549      100%
4330 South Racine Avenue       Chicago, IL                         1978      Manufacturing            5.57    168,000      100%
12241 Melrose Street           Franklin Park, IL                   1969      Light Industrial         2.47     77,301       49%
301 Alice                      Wheeling, IL                        1965      Light Industrial         2.88     65,450      100%
11939 South Central Avenue     Alsip, IL                           1972      Bulk Warehouse          12.60    320,171      100%
405 East Shawmut               LaGrange, IL                        1965      Light Industrial         3.39     59,075      100%
1010-50 Sesame Street          Bensenville, IL                     1976      Manufacturing            8.00    252,000      100%
5555 West 70th Place           Bedford Park, IL                    1973      Manufacturing            2.50     41,531      100%
3200-3250 South St. Louis (e)  Chicago, IL                         1968      Light Industrial         8.66     74,685       54%

                                  LOCATION                      YEAR BUILT-                       LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS             CITY/STATE      ENCUMBRANCES   RENOVATED      BUILDING TYPE      (ACRES)      GLA       12/31/02
----------------------------  ------------------  ------------  -----------  -------------------  ---------  ---------  ------------
CHICAGO (CONT.)
3110-3130 South St. Louis     Chicago, IL                         1968       Light Industrial        4.00       23,254       0%
7401 South Pulaski            Chicago, IL                        1975/86     Bulk Warehouse          5.36      213,670      96%
7501 South Pulaski            Chicago, IL                        1975/86     Bulk Warehouse          3.88      159,728     100%
385 Fenton Lane               West Chicago, IL                    1990       Bulk Warehouse          6.79      180,417     100%
335 Crossroad Parkway         Bolingbrook, IL                     1996       Bulk Warehouse         12.86      288,000      66%
10435 Seymour Avenue          Franklin Park, IL                  1967/74     Light Industrial        1.85       53,684      43%
905 Paramount                 Batavia, IL                         1977       Light Industrial        2.60       60,000     100%
1005 Paramount                Batavia, IL                         1978       Light Industrial        2.50       64,574     100%
2120-24 Roberts               Broadview, IL                       1960       Light Industrial        2.30       60,009     100%
405-17 University Drive       Arlington Hgts, IL                 1977/78     Light Industrial        2.42       56,400      75%
3575 Stern Avenue             St. Charles, IL                    1979/1984   Reg. Warehouse          2.73       68,728     100%
3810 Stern Avenue             St. Charles, IL                     1985       Reg. Warehouse          4.67      100,074     100%
315 Kirk Road                 St. Charles, IL                   1969/93/95   Bulk Warehouse         12.42      309,600     100%
700 Business Center Drive     Mount Prospect, IL                  1980       Light Industrial        3.12       34,800     100%
555 Business Center Drive     Mount Prospect, IL                  1981       Light Industrial        2.96       31,175     100%
800 Business Center Drive     Mount Prospect, IL                 1988/99     Light Industrial        5.40       81,610     100%
580 Slawin Court              Mount Prospect, IL                  1985       Light Industrial        2.08       30,225     100%
1150 Feehanville Drive        Mount Prospect, IL                  1983       Light Industrial        2.74       33,600     100%
1200 Business Center Drive    Mount Prospect, IL                1988/2000    Light Industrial        6.68      106,000     100%
1331 Business Center Drive    Mount Prospect, IL                  1985       Light Industrial        3.12       30,380     100%
3627 Stern Avenue             St. Charles, IL                     1979       Light Industrial        1.84       30,000     100%
301-329 Airport Blvd.         North Aurora, IL                    1997       Light Industrial        8.05       92,527     100%
19W661 101st Street           Lemont, IL                          1988       Bulk Warehouse         10.94      248,791     100%
19W751 101st Street           Lemont, IL                          1991       Bulk Warehouse          7.13      147,400       0%
175 Wall Street               Glendale Heights, IL                1990       Light Industrial        4.10       50,050     100%
800-820 Thorndale Avenue      Bensenville, IL                     1985       R&D/Flex                5.56       73,249     100%
830-890 Supreme Drive         Bensenville, IL                     1981       Light Industrial        4.77       85,542      72%
1661 Feehanville Avenue       Mount Prospect, IL                  1986       R&D/Flex                6.89       85,955      69%
                                                                                                             ---------   -----
                                                                             SUBTOTAL OR AVERAGE             4,584,874      88%
                                                                                                             ---------   -----
CINCINNATI
9900-9970 Princeton           Cincinnati, OH                      1970       Bulk Warehouse         10.64      185,580      79%
2940 Highland Avenue          Cincinnati, OH                     1969/74     Bulk Warehouse         17.08      502,000      87%
4700-4750 Creek Road          Blue Ash, OH                        1960       Light Industrial       15.32      265,000      90%
12072 Best Place              Springboro, OH                      1984       Bulk Warehouse          7.80      112,500      55%
901 Pleasant Valley Drive     Springboro, OH                     1984/94     Light Industrial        7.70       69,220     100%
4440 Mulhauser Road           Cincinnati, OH                      1999       Bulk Warehouse         15.26      240,000     100%
4434 Mulhauser Road           Cincinnati, OH                      1999       Bulk Warehouse         25.00      140,800      82%
9449 Glades Drive             Hamilton, OH                        1999       Bulk Warehouse          7.40      168,000     100%
                                                                                                             ---------   -----
                                                                             SUBTOTAL OR AVERAGE             1,683,100      88%
                                                                                                             ---------   -----
COLUMBUS
3800 Lockbourne Industrial    Columbus, OH                        1986       Bulk Warehouse         22.12      404,734     100%
Pky
1819 North Walcutt Road       Columbus, OH                        1973       Bulk Warehouse         11.33      243,000      61%
4300 Cemetery Road            Hilliard, OH                       1968/83     Manufacturing          62.71      255,470     100%
4115 Leap Road   (e)          Hilliard, OH                        1977       R&D/Flex               18.66      217,612     100%
3300 Lockbourne               Columbus, OH                        1964       Bulk Warehouse         17.00      300,200     100%
                                                                                                             ---------     ---
                                                                             SUBTOTAL OR AVERAGE             1,421,016      93%
                                                                                                             ---------     ---
DALLAS/FORT WORTH
1275-1281 Roundtable Drive    Dallas, TX                          1966       Light Industrial        1.75       30,642     100%
2406-2416 Walnut Ridge        Dallas, TX                          1978       Light Industrial        1.76       44,000     100%
12750 Perimeter Drive         Dallas, TX                          1979       Bulk Warehouse          6.72      178,200      72%
1324-1343 Roundtable Drive    Dallas, TX                          1972       Light Industrial        2.09       47,000     100%
2401-2419 Walnut Ridge        Dallas, TX                          1978       Light Industrial        1.20       30,000     100%
4248-4252 Simonton            Farmers Ranch, TX                   1973       Bulk Warehouse          8.18      205,693     100%
900-906 Great Southwest Pkwy  Arlington, TX                       1972       Light Industrial        3.20       69,761     100%
2179 Shiloh Road              Garland, TX                         1982       Reg. Warehouse          3.63       65,700      34%
2159 Shiloh Road              Garland, TX                         1982       R&D/Flex                1.15       20,800     100%
2701 Shiloh Road              Garland, TX                         1981       Bulk Warehouse          8.20      214,650      55%
12784 Perimeter Drive (f)     Dallas, TX                          1981       Light Industrial        4.57       95,671      82%
3000 West Commerce            Dallas, TX                          1980       Manufacturing          11.23      128,478     100%
3030 Hansboro                 Dallas, TX                          1971       Bulk Warehouse          3.71      100,000     100%
5222 Cockrell Hill            Dallas, TX                          1973       Manufacturing           4.79       96,506     100%
405-407 113th                 Arlington, TX                       1969       Light Industrial        2.75       60,000     100%
816 111th Street              Arlington, TX                       1972       Light Industrial        2.89       65,000     100%
1017-25 Jacksboro Highway     Fort Worth, TX                      1970       Light Industrial        1.49       30,000     100%
7341 Dogwood Park             Richland Hills, TX                  1973       Light Industrial        1.09       20,045     100%
7427 Dogwood Park             Richland Hills, TX                  1973       Light Industrial        1.60       27,500     100%
7348-54 Tower Street          Richland Hills, TX                  1978       Light Industrial        1.09       20,107     100%
7370 Dogwood Park             Richland Hills, TX                  1987       Light Industrial        1.18       18,500     100%
7339-41 Tower Street          Richland Hills, TX                  1980       Light Industrial        0.95       17,600     100%
7437-45 Tower Street          Richland Hills, TX                  1977       Light Industrial        1.16       20,400     100%
7331-59 Airport Freeway       Richland Hills, TX                  1987       R&D/Flex                2.63       37,604      92%

                                 LOCATION                      YEAR BUILT-                       LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS           CITY/STATE       ENCUMBRANCES   RENOVATED      BUILDING TYPE      (ACRES)      GLA       12/31/02
---------------------------  ------------------  ------------  -----------  -------------------  ---------  ---------  ------------
DALLAS/FORT WORTH (CONT.)
7338-60 Dogwood Park            Richland Hills, TX               1978      R&D/Flex                1.51       26,407       100%
7450-70 Dogwood Park            Richland Hills, TX               1985      Light Industrial        0.88       18,004       100%
7423-49 Airport Freeway         Richland Hills, TX               1985      R&D/Flex                2.39       33,388       100%
7400 Whitehall Street           Richland Hills, TX               1994      Light Industrial        1.07       22,867       100%
1602-1654 Terre Colony          Dallas, TX                       1981      Bulk Warehouse          5.72      130,949        83%
3330 Duncanville Road           Dallas, TX                       1987      Reg. Warehouse          2.20       50,560       100%
6851-6909 Snowden Road          Fort Worth, TX                  1985/86    Bulk Warehouse         13.00      281,200       100%
2351-2355 Merritt Drive         Garland, TX                      1986      R&D/Flex                5.00       16,740       100%
10575 Vista Park                Dallas, TX                       1988      Reg. Warehouse          2.10       37,252       100%
701-735 North Plano Road        Richardson, TX                  1972/94    Bulk Warehouse          5.78      100,065       100%
2259 Merritt Drive              Garland, TX                      1986      R&D Flex                1.90       16,740       100%
2260 Merritt Drive              Garland, TX                     1986/99    Reg. Warehouse          3.70       62,847       100%
2220 Merritt Drive              Garland, TX                    1986/2000   Reg. Warehouse          3.90       70,390       100%
2010 Merritt Drive              Garland, TX                      1986      Reg. Warehouse          2.80       57,392       100%
2363 Merritt Drive              Garland, TX                      1986      R&D Flex                0.40       12,300       100%
2447 Merritt Drive              Garland, TX                      1986      R&D Flex                0.40       12,300       100%
2465-2475 Merritt Drive         Garland, TX                      1986      R&D Flex                0.50       16,740       100%
2485-2505 Merritt Drive         Garland, TX                      1986      Bulk Warehouse          5.70      108,550       100%
17919 Waterview Parkway         Dallas, TX                       1987      Reg. Warehouse          4.88       70,936       100%
2081 Hutton Drive (f)           Carrolton, TX                    1981      R&D Flex                3.73       42,170        89%
2150 Hutton Drive               Carrolton, TX                    1980      Light Industrial        2.50       48,325       100%
2110 Hutton Drive               Carrolton, TX                    1985      R&D Flex                5.83       59,528       100%
2025 McKenzie Drive             Carrolton, TX                    1985      Reg. Warehouse          3.81       73,556       100%
2019 McKenzie Drive             Carrolton, TX                    1985      Reg. Warehouse          3.93       80,780        30%
1420 Valwood Parkway-Bldg I(e)  Carrolton, TX                    1986      R&D Flex                3.30       40,884        82%
1620 Valwood Parkway (f)        Carrolton, TX                    1986      Light Industrial        6.59      103,475        84%
1505 Luna Road - Bldg II        Carrolton, TX                    1988      Light Industrial        1.00       16,800       100%
1625 West Crosby Road           Carrolton, TX                    1988      Light Industrial        4.72       87,687        54%
2029-2035 McKenzie Drive        Carrolton, TX                    1985      Reg. Warehouse          3.30       81,924        73%
1840 Hutton Drive (e)           Carrolton, TX                    1986      R&D Flex                5.83       93,132        90%
1420 Valwood Pkwy - Bldg II     Carrolton, TX                    1986      Light Industrial        3.32       55,625        84%
2015 McKenzie Drive             Carrolton, TX                    1986      Light Industrial        3.38       73,187        62%
2009 McKenzie Drive             Carrolton, TX                    1987      Light Industrial        3.03       66,112        74%
1505 Luna Road - Bldg I         Carrolton, TX                    1988      Light Industrial        2.97       49,791        96%
1505 Luna Road - Bldg III       Carrolton, TX                    1988      Light Industrial        3.64       58,989       100%
900-1100 Avenue S               Grand Prairie, TX                1985      Bulk Warehouse           5.5      122,881       100%
15001 Trinity Blvd              Ft. Worth, TX                    1984      Light Industrial        4.70       83,473       100%
Plano Crossing (g)              Plano, TX                        1998      Light Industrial       13.66      215,672       100%
7413A-C Dogwood Park            Richland Hills, TX               1990      Light Industrial        1.23       22,500       100%
7450 Tower Street               Richland Hills, TX               1977      R&D/Flex                0.68       10,000       100%
7436 Tower Street               Richland Hills, TX               1979      Light Industrial        0.89       15,000       100%
7501 Airport Freeway            Richland Hills, TX               1983      Light Industrial        2.04       15,000       100%
7426 Tower Street               Richland Hills, TX               1978      Light Industrial        1.06       19,780       100%
7427-7429 Tower Street          Richland Hills, TX               1981      Light Industrial        1.02       20,000       100%
2840-2842 Handley Ederville
  Rd                            Richland Hills, TX               1977      R&D/Flex                1.25       20,260       100%
7451-7477 Airport Freeway       Richland Hills, TX               1984      R&D/Flex                2.30       33,547       100%
7415 Whitehall Street           Richland Hills, TX               1986      Light Industrial        3.95       61,260       100%
7450 Whitehall Street           Richland Hills, TX               1978      Light Industrial        1.17       25,000       100%
7430 Whitehall Street           Richland Hills, TX               1985      Light Industrial        1.06       24,600       100%
7420 Whitehall Street           Richland Hills, TX               1985      Light Industrial        1.06       20,300       100%
300 Wesley Way                  Richland Hills, TX               1995      Reg. Warehouse          2.59       41,340       100%
2104 Hutton Drive               Carrolton, TX                    1990      Light Industrial        1.70       24,800       100%
Addison Tech Ctr - Bldg B       Addison, TX                      2001      Reg. Warehouse          8.17      102,400        85%
7337 Dogwood Park               Richland Hills, TX               1975      Light Industrial        1.14       20,000       100%
7334 Tower Street               Richland Hills, TX               1975      Light Industrial        0.97       20,000       100%
7451 Dogwood Park               Richland Hills, TX               1977      Light Industrial        1.85       39,674       100%
7440 Whitehall Street           Richland Hills, TX               1983      Light Industrial        1.40       24,222         0%
2821 Cullen Street              Fort Worth, TX                   1961      Light Industrial        0.84       17,877       100%
                                                                                                           ---------      ----
                                                                           SUBTOTAL OR AVERAGE             4,821,035        90%
                                                                                                           ---------      ----

DAYTON
6094-6104 Executive
  Boulevard                     Huber Heights, OH                1975      Light Industrial        3.33       43,200        97%
6202-6220 Executive
  Boulevard                     Huber Heights, OH                1996      Light Industrial        3.79       64,000        70%
6268-6294 Executive
  Boulevard                     Huber Heights, OH                1989      Light Industrial        4.03       60,800        95%
5749-5753 Executive
  Boulevard                     Huber Heights, OH                1975      Light Industrial        1.15       12,000       100%
6230-6266 Executive
  Boulevard                     Huber Heights, OH                1979      Light Industrial        5.30                    100%
2200-2224 Sandridge Road        Moraine, OH                      1983      Light Industrial        2.96       58,746       100%
8119-8137 Uehling Lane          Dayton, OH                       1978      R&D/Flex                1.15       20,000        60%
                                                                                                          ----------      ----
                                                                           SUBTOTAL OR AVERAGE               342,746        91%
                                                                                                          ----------      ----
DENVER
7100 North Broadway
  - Bldg. 1                     Denver, CO                       1978      Light Industrial       16.80       32,298        81%

                                     LOCATION                    YEAR BUILT-                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE     ENCUMBRANCES   RENOVATED      BUILDING TYPE      (ACRES)     GLA       12/31/02
-------------------------------  ----------------  ------------  -----------  -------------------  ---------  --------  ------------
DENVER (CONT.)
7100 North Broadway - Bldg. 2      Denver, CO                        1978       Light Industrial     16.90      32,500      86%
7100 North Broadway - Bldg. 3      Denver, CO                        1978       Light Industrial     11.60      22,259      94%
7100 North Broadway - Bldg. 5      Denver, CO                        1978       Light Industrial     15.00      28,789      87%
7100 North Broadway - Bldg. 6      Denver, CO                        1978       Light Industrial     22.50      38,255      54%
20100 East 32nd Avenue Parkway     Aurora, CO                        1997       R&D/Flex              4.10      51,300      39%
15700 - 15820 West 6th Avenue      Golden, CO                        1978       Light Industrial      1.92      52,767      84%
15850-15884 West 6th Avenue        Golden, CO                        1978       Light Industrial      1.92      31,856      83%
5454 Washington                    Denver, CO                        1985       Light Industrial      4.00      34,740      82%
700 West 48th Street               Denver, CO                        1984       Light Industrial      5.40      53,431      50%
702 West 48th Street               Denver, CO                        1984       Light Industrial      5.40      23,820      80%
6425 North Washington              Denver, CO                        1983       R&D/Flex              4.05      81,120      91%
3370 North Peoria Street           Aurora, CO                        1978       R&D/Flex              1.64      25,538     100%
3390 North Peoria Street           Aurora, CO                        1978       R&D/Flex              1.46      22,699      82%
3508-3538 North Peoria Street      Aurora, CO                        1978       R&D/Flex              2.61      40,653      81%
3568 North Peoria Street           Aurora, CO                        1978       R&D/Flex              2.24      34,937      61%
4785 Elati                         Denver, CO                        1972       Light Industrial      3.34      34,777      45%
4770 Fox Street                    Denver, CO                        1972       Light Industrial      3.38      26,565     100%
1550 West Evans                    Denver, CO                        1975       Light Industrial      3.92      78,787      91%
3751 - 71 Revere Street            Denver, CO                        1980       Reg. Warehouse        2.41      55,027     100%
3871 Revere Street                 Denver, CO                        1980       Reg. Warehouse        3.19      75,265     100%
5454 Havana Street                 Denver, CO                        1980       R&D/Flex              2.68      42,504     100%
5500 Havana Street                 Denver, CO                        1980       R&D/Flex              2.19      34,776     100%
4570 Ivy Street                    Denver, CO                        1985       Light Industrial      1.77      31,355     100%
5855 Stapleton Drive North         Denver, CO                        1985       Light Industrial      2.33      41,268      75%
5885 Stapleton Drive North         Denver, CO                        1985       Light Industrial      3.05      53,893     100%
5200-5280 North Broadway           Denver, CO                        1977       Light Industrial      1.54      31,780     100%
5977-5995 North Broadway           Denver, CO                        1978       Light Industrial      4.96      50,280     100%
2952-5978 North Broadway           Denver, CO                        1978       Light Industrial      7.91      88,977     100%
6400 North Broadway                Denver, CO                        1982       Light Industrial      4.51      69,430     100%
875 Parfet Street                  Lakewood, CO                      1975       Light Industrial      3.06      49,216     100%
4721 Ironton Street                Denver, CO                        1969       R&D/Flex              2.84      51,260     100%
833 Parfet Street                  Lakewood, CO                      1974       R&D/Flex              2.57      24,800      62%
11005 West 8th Avenue              Lakewood, CO                      1974       Light Industrial      2.57      25,672     100%
7100 North Broadway - 7            Denver, CO                        1985       R&D/Flex              2.30      24,822      97%
7100 North Broadway - 8            Denver, CO                        1985       R&D/Flex              2.30       9,107     100%
6804 East 48th Avenue              Denver, CO                        1973       R&D/Flex              2.23      46,464      88%
445 Bryant Street                  Denver, CO                        1960       Light Industrial      6.31     292,471     100%
East 47th Drive -A                 Denver, CO                        1997       R&D/Flex              3.00      51,210      84%
9500 W. 49th Street - A            Wheatridge, CO                    1997       Light Industrial      1.74      19,217     100%
9500 W. 49th Street - B            Wheatridge, CO                    1997       Light Industrial      1.74      16,441     100%
9500 W. 49th Street - C            Wheatridge, CO                    1997       R&D/Flex              1.74      29,174      59%
9500 W. 49th Street - D            Wheatridge, CO                    1997       Light Industrial      1.74      41,615      89%
8100 South Park Way - A            Littleton, CO                     1997       R&D/Flex              3.33      52,581     100%
8100 South Park Way - B            Littleton, CO                     1984       R&D/Flex              0.78      12,204     100%
8100 South Park Way - C            Littleton, CO                     1984       Light Industrial      4.28      67,520     100%
451-591 East 124th Avenue          Littleton, CO                     1979       Light Industrial      4.96      59,711     100%
608 Garrison Street                Lakewood, CO                      1984       R&D/Flex              2.17      25,075      85%
610 Garrison Street                Lakewood, CO                      1984       R&D/Flex              2.17      24,965      79%
1111 West Evans (A&C)              Denver, CO                        1986       Light Industrial      2.00      36,894     100%
1111 West Evans (B)                Denver, CO                        1986       Light Industrial      0.50       4,725     100%
15000 West 6th Avenue              Golden, CO                        1985       R&D/Flex              5.25      69,279      75%
14998 West 6th Avenue
  Building E                       Golden, CO                        1995       R&D/Flex              2.29      42,832      79%
14998 West 6th Avenue
  Building F                       Englewood, CO                     1995       R&D/Flex              2.29      20,424     100%
12503 East Euclid Drive            Denver, CO                        1986       R&D/Flex             10.90      97,871      81%
6547 South Racine Circle           Englewood, CO                     1996       Light Industrial      3.92      59,918      89%
7800 East Iliff Avenue             Denver, CO                        1983       R&D/Flex              3.06      22,296     100%
2369 South Trenton Way             Denver, CO                        1983       R&D/Flex              4.80      33,108      85%
2422 South Trenton Way             Denver, CO                        1983       R&D/Flex              3.94      27,413      34%
2452 South Trenton Way             Denver, CO                        1983       R&D/Flex              6.78      47,931      79%
651 Topeka Way                     Denver, CO                        1985       R&D/Flex              4.53      24,000      88%
680 Atchinson Way                  Denver, CO                        1985       R&D/Flex              4.53      24,000     100%
8122 South Park Lane - A           Littleton, CO                     1986       R&D/Flex              5.09      43,987      98%
1600 South Abilene                 Aurora, CO                        1986       R&D/Flex              3.53      47,930     100%
1620 South Abilene                 Aurora, CO                        1986       Light Industrial      2.04      27,666      83%
1640 South Abilene                 Aurora, CO                        1986       Light Industrial      2.80      37,948     100%
13900 East Florida Avenue          Aurora, CO                        1986       R&D/Flex              1.44      19,493     100%
4301 South Federal Boulevard       Englewood, CO                     1997       Reg. Warehouse        2.80      35,403      83%
14401-14492 East 33rd Place        Aurora, CO                        1979       Bulk Warehouse        4.75     100,100     100%
11701 East 53rd Avenue             Denver, CO                        1985       Reg. Warehouse        4.19      81,981     100%
5401 Oswego Street                 Denver, CO                        1985       Reg. Warehouse        2.80      54,738     100%
3811 Joliet                        Denver, CO                        1977       R&D/Flex             14.24     124,290     100%

                                         LOCATION                           YEAR BUILT-
     BUILDING ADDRESS                   CITY/STATE          ENCUMBRANCES     RENOVATED
     ----------------                   ----------          ------------    -----------
DENVER (CONT.)
2630 West 2nd Avenue                Denver, CO                                  1970
2650 West 2nd Avenue                Denver, CO                                  1970
14818 West 6th Avenue Bldg. A       Golden, CO                                  1985
14828 West 6th Avenue Bldg. B       Golden, CO                                  1985
12055 E. 49th Ave/4955 Peoria       Denver, CO                                  1984
4940-4950 Paris                     Denver, CO                                  1984
4970 Paris                          Denver, CO                                  1984
5010 Paris                          Denver, CO                                  1984
7367 South Revere Parkway           Englewood, CO                               1997
10311 W. Hampden Avenue             Lakewood, CO                                1999
8200 East Park Meadows Drive (e)    Lone Tree, CO                               1984
3250 Quentin (e)                    Aurora, CO                               1984/2000
11585 E. 53rd Ave. (e)              Denver, CO                                  1984
10500 East 54th Ave. (f)            Denver, CO                                  1986

DETROIT
238 Executive Drive                 Troy, MI                                    1973
256 Executive Drive                 Troy, MI                                    1974
301 Executive Drive                 Troy, MI                                    1974
449 Executive Drive                 Troy, MI                                    1975
501 Executive Drive                 Troy, MI                                    1984
451 Robbins Drive                   Troy, MI                                    1975
1035 Crooks Road                    Troy, MI                                    1980
1095 Crooks Road                    Troy, MI                                    1986
1416 Meijer Drive                   Troy, MI                                    1980
1624 Meijer Drive                   Troy, MI                                    1984
1972 Meijer Drive                   Troy, MI                                    1985
1621 Northwood Drive                Troy, MI                                    1977
1707 Northwood Drive                Troy, MI                                    1983
1788 Northwood Drive                Troy, MI                                    1977
1821 Northwood Drive                Troy, MI                                    1977
1826 Northwood Drive                Troy, MI                                    1977
1864 Northwood Drive                Troy, MI                                    1977
1921 Northwood Drive                Troy, MI                                    1977
2277 Elliott Avenue                 Troy, MI                                    1975
2451 Elliott Avenue                 Troy, MI                                    1974
2730 Research Drive                 Rochester Hills, MI                         1988
2791 Research Drive                 Rochester Hills, MI                         1991
2871 Research Drive                 Rochester Hills, MI                         1991
2911 Research Drive                 Rochester Hills, MI                         1992
3011 Research Drive                 Rochester Hills, MI                         1988
2870 Technology Drive               Rochester Hills, MI                         1988
2900 Technology Drive               Rochester Hills, MI                         1992
2920 Technology Drive               Rochester Hills, MI                         1992
2930 Technology Drive               Rochester Hills, MI                         1991
2950 Technology Drive               Rochester Hills, MI                         1991
23014 Commerce Drive                Farmington Hills, MI                        1983
23028 Commerce Drive                Farmington Hills, MI                        1983
23035 Commerce Drive                Farmington Hills, MI                        1983
23042 Commerce Drive                Farmington Hills, MI                        1983
23065 Commerce Drive                Farmington Hills, MI                        1983
23070 Commerce Drive                Farmington Hills, MI                        1983
23079 Commerce Drive                Farmington Hills, MI                        1983
23093 Commerce Drive                Farmington Hills, MI                        1983
23135 Commerce Drive                Farmington Hills, MI                        1986
23163 Commerce Drive                Farmington Hills, MI                        1986
23177 Commerce Drive                Farmington Hills, MI                        1986
23206 Commerce Drive                Farmington Hills, MI                        1985
23290 Commerce Drive                Farmington Hills, MI                        1980
23370 Commerce Drive                Farmington Hills, MI                        1980
32450 N. Avis Drive                 Madison Heights, MI                         1974
11866 Hubbard                       Livonia, MI                                 1979
12050-12300 Hubbard (e)             Livonia, MI                                 1981
38300 Plymouth                      Livonia, MI                                 1997
12707 Eckles Road                   Plymouth, MI                                1990
9300-9328 Harrison Rd.              Romulus, MI                                 1978
9330-9358 Harrison Rd.              Romulus, MI                                 1978
28420-28448 Highland Rd             Romulus, MI                                 1979
28450-28478 Highland Rd             Romulus, MI                                 1979
28421-28449 Highland Rd             Romulus, MI                                 1980
28451-28479 Highland Rd             Romulus, MI                                 1980

                                                          LAND AREA                  OCCUPANCY AT
       BUILDING ADDRESS               BUILDING TYPE        (ACRES)        GLA          12/31/02
       ----------------               -------------       ---------       ---          ---------
DENVER (CONT.)
2630 West 2nd Avenue               Light Industrial          0.50           8,260        100%
2650 West 2nd Avenue               Light Industrial          2.80          36,081        100%
14818 West 6th Avenue Bldg. A      R&D/Flex                  2.54          39,776         83%
14828 West 6th Avenue Bldg. B      R&D/Flex                  2.54          41,805         70%
12055 E. 49th Ave/4955 Peoria      R&D/Flex                  3.09          49,575         94%
4940-4950 Paris                    R&D/Flex                  1.58          25,290         50%
4970 Paris                         R&D/Flex                  0.98          15,767        100%
5010 Paris                         R&D/Flex                  0.92          14,822        100%
7367 South Revere Parkway          Bulk Warehouse            8.50         102,839         86%
10311 W. Hampden Avenue            Light Industrial          4.40          52,227        100%
8200 East Park Meadows Drive (e)   R&D Flex                  6.60          90,219         81%
3250 Quentin (e)                   Light Industrial          8.90         144,464         91%
11585 E. 53rd Ave. (e)             Bulk Warehouse           15.10         335,967        100%
10500 East 54th Ave. (f)           Light Industrial          9.12         178,135         84%
                                   SUBTOTAL OR AVERAGE                  ---------     ------
                                                                        4,464,625         90%
                                                                        ---------     ------

DETROIT
238 Executive Drive                Light Industrial          1.32          13,740        100%
256 Executive Drive                Light Industrial          1.12          11,273        100%
301 Executive Drive                Light Industrial          1.27          20,411        100%
449 Executive Drive                Reg. Warehouse            2.12          33,001        100%
501 Executive Drive                Light Industrial          1.57          18,061        100%
451 Robbins Drive                  Light Industrial          1.88          28,401        100%
1035 Crooks Road                   Light Industrial          1.74          23,320        100%
1095 Crooks Road                   R&D/Flex                  2.83          35,042        100%
1416 Meijer Drive                  Light Industrial          1.20          17,944        100%
1624 Meijer Drive                  Light Industrial          3.42          44,040        100%
1972 Meijer Drive                  Reg. Warehouse            2.36          37,075        100%
1621 Northwood Drive               Bulk Warehouse            1.54          24,900        100%
1707 Northwood Drive               Light Industrial          1.69          28,750        100%
1788 Northwood Drive               Light Industrial          1.55          12,480          0%
1821 Northwood Drive               Reg. Warehouse            2.07          35,050        100%
1826 Northwood Drive               Light Industrial          1.22          12,480        100%
1864 Northwood Drive               Light Industrial          1.55          12,480        100%
1921 Northwood Drive               Light Industrial          2.33          42,000        100%
2277 Elliott Avenue                Light Industrial          0.96          12,612        100%
2451 Elliott Avenue                Light Industrial          1.68          24,331        100%
2730 Research Drive                Reg. Warehouse            3.52          57,850        100%
2791 Research Drive                Reg. Warehouse            4.48          64,199        100%
2871 Research Drive                Reg. Warehouse            3.55          49,543        100%
2911 Research Drive                Reg. Warehouse            5.72          80,078        100%
3011 Research Drive                Reg. Warehouse            2.55          32,637        100%
2870 Technology Drive              Light Industrial          2.41          24,445        100%
2900 Technology Drive              Reg. Warehouse            2.15          31,047        100%
2920 Technology Drive              Light Industrial          1.48          19,011        100%
2930 Technology Drive              Light Industrial          1.41          17,994        100%
2950 Technology Drive              Light Industrial          1.48          19,996        100%
23014 Commerce Drive               R&D/Flex                  0.65           7,200        100%
23028 Commerce Drive               Light Industrial          1.26          20,265        100%
23035 Commerce Drive               Light Industrial          1.23          15,200        100%
23042 Commerce Drive               R&D/Flex                  0.75           8,790        100%
23065 Commerce Drive               Light Industrial          0.91          12,705        100%
23070 Commerce Drive               R&D/Flex                  1.43          16,765        100%
23079 Commerce Drive               Light Industrial          0.85          10,830        100%
23093 Commerce Drive               Reg. Warehouse            3.87          49,040        100%
23135 Commerce Drive               Light Industrial          2.02          23,969        100%
23163 Commerce Drive               Light Industrial          1.51          19,020        100%
23177 Commerce Drive               Light Industrial          2.29          32,127        100%
23206 Commerce Drive               Light Industrial          1.30          19,822        100%
23290 Commerce Drive               Reg. Warehouse            2.56          42,930        100%
23370 Commerce Drive               Light Industrial          0.67           8,741        100%
32450 N. Avis Drive                Light Industrial          3.23          55,820        100%
11866 Hubbard                      Light Industrial          2.32          41,380          0%
12050-12300 Hubbard (e)            Light Industrial          6.10          85,086         77%
38300 Plymouth                     Bulk Warehouse            6.95         127,800        100%
12707 Eckles Road                  Light Industrial          2.62          42,300        100%
9300-9328 Harrison Rd.             Light Industrial          2.53          29,286         38%
9330-9358 Harrison Rd.             Light Industrial          2.53          29,280         63%
28420-28448 Highland Rd            Light Industrial          2.53          29,280          0%
28450-28478 Highland Rd            Light Industrial          2.53          29,340        100%
28421-28449 Highland Rd            Light Industrial          2.53          29,285         63%
28451-28479 Highland Rd            Light Industrial          2.53          29,280         50%

                                        LOCATION                       YEAR BUILT-
      BUILDING ADDRESS                 CITY/STATE       ENCUMBRANCES    RENOVATED
      ----------------                 ----------       ------------   -----------
DETROIT (CONT.)
28825-28909 Highland Rd           Romulus, MI                             1981
28933-29017 Highland Rd           Romulus, MI                             1982
28824-28908 Highland Rd           Romulus, MI                             1982
28932-29016 Highland Rd           Romulus, MI                             1982
9710-9734 Harrison Road           Romulus, MI                             1987
9740-9772 Harrison Road           Romulus, MI                             1987
9840-9868 Harrison Road           Romulus, MI                             1987
9800-9824 Harrison Road           Romulus, MI                             1987
29265-29285 Airport Drive         Romulus, MI                             1983
29185-29225 Airport Drive         Romulus, MI                             1983
29149-29165 Airport Drive         Romulus, MI                             1984
29101-29115 Airport Drive         Romulus, MI                             1985
29031-29045 Airport Drive         Romulus, MI                             1985
29050-29062 Airport Drive         Romulus, MI                             1986
29120-29134 Airport Drive         Romulus, MI                             1986
29200-29214 Airport Drive         Romulus, MI                             1985
9301-9339 Middlebelt Road         Romulus, MI                             1983
26980 Trolley Industrial Drive    Taylor, MI                              1997
33200 Capitol Avenue              Livonia, MI                             1977
32975 Capitol Avenue              Livonia, MI                             1978
2725 S. Industrial Highway        Ann Arbor, MI                           1997
32920 Capitol Avenue              Livonia, MI                             1973
11862 Brookfield Avenue           Livonia, MI                             1972
11923 Brookfield Avenue           Livonia, MI                             1973
11965 Brookfield Avenue           Livonia, MI                             1973
34005 Schoolcraft Road            Livonia, MI                             1981
13405 Stark Road                  Livonia, MI                             1980
1170 Chicago Road                 Troy, MI                                1983
1200 Chicago Road                 Troy, MI                                1984
450 Robbins Drive                 Troy, MI                                1976
1230 Chicago Road                 Troy, MI                                1996
12886 Westmore Avenue             Livonia, MI                             1981
12898 Westmore Avenue             Livonia, MI                             1981
33025 Industrial Road             Livonia, MI                             1980
47711 Clipper Street              Plymouth Twsp, MI                       1996
32975 Industrial Road             Livonia, MI                             1984
32985 Industrial Road             Livonia, MI                             1985
32995 Industrial Road             Livonia, MI                             1983
12874 Westmore Avenue             Livonia, MI                             1984
33067 Industrial Road             Livonia, MI                             1984
1775 Bellingham                   Troy, MI                                1987
1785 East Maple                   Troy, MI                                1985
1807 East Maple                   Troy, MI                                1984
9800 Chicago Road                 Troy, MI                                1985
1840 Enterprise Drive             Rochester Hills, MI                     1990
1885 Enterprise Drive             Rochester Hills, MI                     1990
1935-55 Enterprise Drive          Rochester Hills, MI                     1990
5500 Enterprise Court             Warren, MI                              1989
750 Chicago Road                  Troy, MI                                1986
800 Chicago Road                  Troy, MI                                1985
850 Chicago Road                  Troy, MI                                1984
2805 S. Industrial Highway        Ann Arbor, MI                           1990
6833 Center Drive                 Sterling Heights, MI                    1998
32201 North Avis Drive            Madison Heights, MI                     1974
1100 East Mandoline Road          Madison Heights, MI                     1967
30081 Stephenson Highway          Madison Heights, MI                     1967
1120 John A. Papalas Drive (f)    Lincoln Park, MI                        1985
4872 S. Lapeer Road               Lake Orion Twsp, MI                     1999
775 James L. Hart Parkway         Ypsilanti, MI                           1999
1400 Allen Drive                  Troy, MI                                1979
1408 Allen Drive                  Troy, MI                                1979
1305 Stephenson Hwy               Troy, MI                                1979
32505 Industrial Drive            Madison Heights, MI                     1979
1799-1813 Northfield Drive (e)    Rochester Hills, MI                     1980

GRAND RAPIDS
5050 Kendrick Court SE            Grand Rapids, MI                        1988
5015 52nd Street SE               Grand Rapids, MI                        1987

HOUSTON
2102-2314 Edwards Street          Houston, TX                             1961

                                                        LAND AREA                OCCUPANCY AT
      BUILDING ADDRESS               BUILDING TYPE       (ACRES)       GLA         12/31/02
      ----------------               -------------      ---------      ---         --------
DETROIT (CONT.)
28825-28909 Highland Rd           Light Industrial         2.53        29,284         56%
28933-29017 Highland Rd           Light Industrial         2.53        29,280         88%
28824-28908 Highland Rd           Light Industrial         2.53        29,280        100%
28932-29016 Highland Rd           Light Industrial         2.53        29,280         75%
9710-9734 Harrison Road           Light Industrial         2.22        25,925        100%
9740-9772 Harrison Road           Light Industrial         2.53        29,548        100%
9840-9868 Harrison Road           Light Industrial         2.53        29,280        100%
9800-9824 Harrison Road           Light Industrial         2.22        25,620        100%
29265-29285 Airport Drive         Light Industrial         2.05        23,707        100%
29185-29225 Airport Drive         Light Industrial         3.17        36,658        100%
29149-29165 Airport Drive         Light Industrial         2.89        33,440        100%
29101-29115 Airport Drive         R&D/Flex                 2.53        29,287        100%
29031-29045 Airport Drive         Light Industrial         2.53        29,280        100%
29050-29062 Airport Drive         Light Industrial         2.22        25,837         44%
29120-29134 Airport Drive         Light Industrial         2.53        29,282         75%
29200-29214 Airport Drive         Light Industrial         2.53        29,282        100%
9301-9339 Middlebelt Road         R&D/Flex                 1.29        15,173        100%
26980 Trolley Industrial Drive    Bulk Warehouse           5.43       102,400        100%
33200 Capitol Avenue              Light Industrial         2.16        40,000        100%
32975 Capitol Avenue              R&D/Flex                 0.99        18,465        100%
2725 S. Industrial Highway        Light Industrial         2.63        37,875         23%
32920 Capitol Avenue              Reg. Warehouse           0.47         8,000        100%
11862 Brookfield Avenue           Light Industrial         0.92        14,600        100%
11923 Brookfield Avenue           Light Industrial         0.76        14,600        100%
11965 Brookfield Avenue           Light Industrial         0.88        14,600        100%
34005 Schoolcraft Road            Light Industrial         1.70        26,100        100%
13405 Stark Road                  Light Industrial         0.65         9,750        100%
1170 Chicago Road                 Light Industrial         1.73        21,500        100%
1200 Chicago Road                 Light Industrial         1.73        26,210        100%
450 Robbins Drive                 Light Industrial         1.38        19,050        100%
1230 Chicago Road                 Reg. Warehouse           2.10        30,120        100%
12886 Westmore Avenue             Light Industrial         1.01        18,000        100%
12898 Westmore Avenue             Light Industrial         1.01        18,000        100%
33025 Industrial Road             Light Industrial         1.02         6,250        100%
47711 Clipper Street              Reg. Warehouse           2.27        36,926        100%
32975 Industrial Road             Light Industrial         1.19        21,000        100%
32985 Industrial Road             Light Industrial         0.85        12,040        100%
32995 Industrial Road             Light Industrial         1.11        14,280        100%
12874 Westmore Avenue             Light Industrial         1.01        16,000        100%
33067 Industrial Road             Light Industrial         1.11        18,640        100%
1775 Bellingham                   R&D/Flex                 1.88        28,900        100%
1785 East Maple                   Light Industrial         0.80        10,200        100%
1807 East Maple                   R&D/Flex                 2.15        28,100        100%
9800 Chicago Road                 Light Industrial         1.09        14,280        100%
1840 Enterprise Drive             R&D/Flex                 2.42        33,240         42%
1885 Enterprise Drive             Light Industrial         1.47        19,604        100%
1935-55 Enterprise Drive          R&D/Flex                 4.54        53,400        100%
5500 Enterprise Court             R&D/Flex                 3.93        53,900        100%
750 Chicago Road                  Light Industrial         1.54        26,709          0%
800 Chicago Road                  Light Industrial         1.48        24,340        100%
850 Chicago Road                  Light Industrial         0.97        16,049        100%
2805 S. Industrial Highway        R&D/Flex                 1.70        24,458         90%
6833 Center Drive                 Reg. Warehouse           4.42        66,132        100%
32201 North Avis Drive            R&D/Flex                 4.19        50,000        100%
1100 East Mandoline Road          Bulk Warehouse           8.19       117,903          0%
30081 Stephenson Highway          Light Industrial         2.50        50,750        100%
1120 John A. Papalas Drive (f)    Light Industrial        10.30       120,410        100%
4872 S. Lapeer Road               Bulk Warehouse           9.58       125,605        100%
775 James L. Hart Parkway         Reg. Warehouse           7.65        55,535        100%
1400 Allen Drive                  Reg. Warehouse           1.98        27,280        100%
1408 Allen Drive                  Light Industrial         1.44        19,704        100%
1305 Stephenson Hwy               Reg. Warehouse           3.42        47,000        100%
32505 Industrial Drive            Light Industrial         3.07        47,013        100%
1799-1813 Northfield Drive (e)    Light Industrial         4.22        67,360        100%
                                                                    ---------        ---
                                  SUBTOTAL OR AVERAGE               3,851,453         90%
                                                                    ---------        ---
GRAND RAPIDS
5050 Kendrick Court SE            Manufacturing           26.94       413,500        100%
5015 52nd Street SE               Light Industrial         4.50        61,250        100%
                                                                    ---------        ---
                                  SUBTOTAL OR AVERAGE                 474,750        100%
                                                                    ---------        ---
HOUSTON
2102-2314 Edwards Street          Bulk Warehouse           5.02       115,248        100%

                                         LOCATION                       YEAR BUILT-
        BUILDING ADDRESS                CITY/STATE      ENCUMBRANCES     RENOVATED
        ----------------                ----------      ------------    -----------
HOUSTON (CONT.)
4545 Eastpark Drive                  Houston, TX                           1972
3351 Rauch Street                    Houston, TX                           1970
3851 Yale Street                     Houston, TX                           1971
3337-3347 Rauch Street               Houston, TX                           1970
8505 North Loop East                 Houston, TX                           1981
4749-4799 Eastpark Dr.               Houston, TX                           1979
4851 Homestead Road                  Houston, TX                           1973
3365-3385 Rauch Street               Houston, TX                           1970
5050 Campbell Road                   Houston, TX                           1970
4300 Pine Timbers                    Houston, TX                           1980
7901 Blankenship                     Houston, TX                           1972
2500-2530 Fairway Park               Houston, TX                           1974
6550 Longpointe                      Houston, TX                           1980
1815 Turning Basin Drive             Houston, TX                           1980
1819 Turning Basin Drive             Houston, TX                           1980
1805 Turning Basin Drive             Houston, TX                           1980
7000 Empire Drive                    Houston, TX                           1980
9777 West Gulfbank Drive             Houston, TX                           1980
9835 A Genard Road                   Houston, TX                           1980
9835 B Genard Road                   Houston, TX                           1980
10161 Harwin Drive                   Houston, TX                         1979/1981
10165 Harwin Drive                   Houston, TX                         1979/1981
10175 Harwin Drive                   Houston, TX                         1979/1981
10325-10415 Landsbury Drive (f)      Houston, TX                           1982

INDIANAPOLIS
2400 North Shadeland                 Indianapolis, IN                      1970
2402 North Shadeland                 Indianapolis, IN                      1970
7901 West 21st Street                Indianapolis, IN                      1985
1445 Brookville Way                  Indianapolis, IN                      1989
1440 Brookville Way                  Indianapolis, IN                      1990
1240 Brookville Way                  Indianapolis, IN                      1990
1220 Brookville Way                  Indianapolis, IN                      1990
1345 Brookville Way                  Indianapolis, IN       (b)            1992
1350 Brookville Way                  Indianapolis, IN                      1994
1341 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1322-1438 Sadlier Circle East Dr     Indianapolis, IN       (b)          1971/1992
1327-1441 Sadlier Circle East Dr     Indianapolis, IN       (b)            1992
1304 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1402 Sadlier Circle East Drive       Indianapolis, IN       (b)          1970/1992
1504 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1311 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1365 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1352-1354 Sadlier Circle E. Drive    Indianapolis, IN       (b)          1970/1992
1335 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1327 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1425 Sadlier Circle East Drive       Indianapolis, IN       (b)          1971/1992
1230 Brookville Way                  Indianapolis, IN                      1995
6951 East 30th Street                Indianapolis, IN                      1995
6701 East 30th Street                Indianapolis, IN                      1995
6737 East 30th Street                Indianapolis, IN                      1995
1225 Brookville Way                  Indianapolis, IN                      1997
6555 East 30th Street                Indianapolis, IN                    1969/1981
2432-2436 Shadeland                  Indianapolis, IN                      1968
8402-8440 East 33rd Street           Indianapolis, IN                      1977
8520-8630 East 33rd Street           Indianapolis, IN                      1976
8710-8768 East 33rd Street           Indianapolis, IN                      1979
3316-3346 North Pagosa Court         Indianapolis, IN                      1977
3331 Raton Court                     Indianapolis, IN                      1979
6751 East 30th Street                Indianapolis, IN                      1997
6041 Guion Road                      Indianapolis, IN                      1968
9210 East 146th Street               Noblesville, IN                       1978

LOS ANGELES
5220 Fourth Street                   Irwindale,CA                          2000
15705 Arrow Highway                  Irwindale,CA                          1987
15709 Arrow Highway                  Irwindale,CA                          1987
6407-6419 Alondra Blvd.              Paramount, CA                         1985
6423-6431 Alondra Blvd.              Paramount, CA                         1985
15101-15141 S. Figueroa Street (e)   Los Angeles, CA                       1982
20816-18 Higgins Court               Torrance, CA                          1981

                                                            LAND AREA                OCCUPANCY AT
        BUILDING ADDRESS                BUILDING TYPE        (ACRES)        GLA        12/31/02
        ----------------                -------------       ---------       ---        --------
HOUSTON (CONT.)
4545 Eastpark Drive                  Reg. Warehouse              3.80       81,295        100%
3351 Rauch Street                    Reg. Warehouse              4.04       82,500        100%
3851 Yale Street                     Bulk Warehouse              5.77      132,554         13%
3337-3347 Rauch Street               Reg. Warehouse              2.29       53,425         74%
8505 North Loop East                 Bulk Warehouse              4.99      107,769        100%
4749-4799 Eastpark Dr.               Bulk Warehouse              7.75      182,563         79%
4851 Homestead Road                  Bulk Warehouse              3.63      142,250        100%
3365-3385 Rauch Street               Reg. Warehouse              3.31       82,140         83%
5050 Campbell Road                   Bulk Warehouse              6.10      121,875        100%
4300 Pine Timbers                    Bulk Warehouse              4.76      113,400         58%
7901 Blankenship                     Light Industrial            2.17       48,000        100%
2500-2530 Fairway Park               Bulk Warehouse              8.72      213,638        100%
6550 Longpointe                      Bulk Warehouse              4.13       97,700        100%
1815 Turning Basin Drive             Bulk Warehouse              6.34      139,630        100%
1819 Turning Basin Drive             Light Industrial            2.85       65,494        100%
1805 Turning Basin Drive             Bulk Warehouse              7.60      155,250        100%
7000 Empire Drive                    R&D/Flex                    6.25       95,073         75%
9777 West Gulfbank Drive             Light Industrial           15.45      252,242         74%
9835 A Genard Road                   Bulk Warehouse             39.20      417,350        100%
9835 B Genard Road                   Reg. Warehouse              6.40       66,600        100%
10161 Harwin Drive                   R&D/Flex                    5.27       73,052         75%
10165 Harwin Drive                   R&D/Flex                    2.31       31,987        100%
10175 Harwin Drive                   Light Industrial            2.85       39,475         95%
10325-10415 Landsbury Drive (f)      Light Industrial          265.00      131,000        100%
                                                                         ---------        ---
                                     SUBTOTAL OR AVERAGE                 3,041,510         89%
                                                                         ---------        ---
INDIANAPOLIS
2400 North Shadeland                 Reg. Warehouse              2.45       40,000        100%
2402 North Shadeland                 Bulk Warehouse              7.55      121,539        100%
7901 West 21st Street                Bulk Warehouse             12.00      353,000         84%
1445 Brookville Way                  Bulk Warehouse              8.79      115,200         91%
1440 Brookville Way                  Bulk Warehouse              9.64      166,400        100%
1240 Brookville Way                  Light Industrial            3.50       63,000         50%
1220 Brookville Way                  R&D/Flex                    2.10       10,000        100%
1345 Brookville Way                  Bulk Warehouse              5.50      130,736         89%
1350 Brookville Way                  Reg. Warehouse              2.87       38,460         37%
1341 Sadlier Circle East Drive       Light Industrial            2.03       32,400         75%
1322-1438 Sadlier Circle East Dr     Light Industrial            3.79       36,000         93%
1327-1441 Sadlier Circle East Dr     Light Industrial            5.50       54,000         93%
1304 Sadlier Circle East Drive       Reg. Warehouse              2.42       17,600        100%
1402 Sadlier Circle East Drive       Light Industrial            4.13       40,800         62%
1504 Sadlier Circle East Drive       Manufacturing               4.14       54,000        100%
1311 Sadlier Circle East Drive       R&D/Flex                    1.78       13,200        100%
1365 Sadlier Circle East Drive       Light Industrial            2.16       30,000        100%
1352-1354 Sadlier Circle E. Drive    Light Industrial            3.50       44,000        100%
1335 Sadlier Circle East Drive       R&D/Flex                    1.20       20,000        100%
1327 Sadlier Circle East Drive       Reg. Warehouse              1.20       12,800        100%
1425 Sadlier Circle East Drive       R&D/Flex                    2.49        5,000        100%
1230 Brookville Way                  Reg. Warehouse              1.96       15,000        100%
6951 East 30th Street                Light Industrial            3.81       44,000        100%
6701 East 30th Street                Light Industrial            3.00        7,820        100%
6737 East 30th Street                Reg. Warehouse             11.01       87,500         74%
1225 Brookville Way                  Light Industrial            1.00       10,000        100%
6555 East 30th Street                Bulk Warehouse             22.00      331,826         78%
2432-2436 Shadeland                  Light Industrial            4.57       70,560         56%
8402-8440 East 33rd Street           Light Industrial            4.70       55,200         72%
8520-8630 East 33rd Street           Light Industrial            5.30       81,000         72%
8710-8768 East 33rd Street           Light Industrial            4.70       43,200        100%
3316-3346 North Pagosa Court         Light Industrial            5.10       81,000         58%
3331 Raton Court                     Light Industrial            2.80       35,000          0%
6751 East 30th Street                Bulk Warehouse              6.34      100,000         66%
6041 Guion Road                      Light Industrial            2.80       40,000        100%
9210 East 146th Street               Reg. Warehouse             11.91       23,950        100%
                                                                         ---------        ---
                                     SUBTOTAL OR AVERAGE                 2,424,191         82%
                                                                         ---------        ---

LOS ANGELES
5220 Fourth Street                   Light Industrial            1.28       28,800         91%
15705 Arrow Highway                  Light Industrial            0.75       16,792        100%
15709 Arrow Highway                  Light Industrial            1.10       24,000        100%
6407-6419 Alondra Blvd.              Light Industrial            0.90       16,392        100%
6423-6431 Alondra Blvd.              Light Industrial            0.76       13,765        100%
15101-15141 S. Figueroa Street (e)   Reg. Warehouse              4.70      129,600         40%
20816-18 Higgins Court               Light Industrial            0.35        7,300        100%

                                     LOCATION                         YEAR BUILT-
     BUILDING ADDRESS               CITY/STATE         ENCUMBRANCES    RENOVATED
     ----------------               ----------         ------------   -----------
LOS ANGELES (CONT.)
21136 South Wilmington Ave.     Carson, CA                                1989
19914 Via Baron Way             Rancho Dominguez,CA        (a)            1973
2035 E. Vista Bella Way         Rancho Dominguez,CA        (c)            1972
14141 Alondra Blvd.             Sante Fe Springs, CA                      1969
12616 Yukon Ave.                Hawthorne, CA                             1987
3355 El Segundo Blvd. (f)       Hawthorne, CA                             1959
12621 Cerise                    Hawthorne, CA                             1959
1830 W. 208th Street            Torrance, CA                              1981
20807-09 Higgins Court          Torrance, CA                              1981
20801-03 Higgins Court          Torrance, CA                              1981
20817-19 S. Western Ave.        Torrance, CA                              1981
20915-17 S. Western Ave.        Torrance, CA                              1981
20908-10 Higgins Court          Torrance, CA                              1981
20914-16 Higgins Court          Torrance, CA                              1981
12700-12712 Yukon Ave. (f)      Hawthorne, CA                             1960
42374 Avenida Alvarado (f)      Temecula, CA                              1987

LOUISVILLE
9001 Cane Run Road              Louisville, KY                            1998
9101 Cane Run Road              Louisville, KY                            2000

MILWAUKEE
6523 N. Sydney Place            Glendale, WI                              1978
8800 W. Bradley                 Milwaukee, WI                             1982
4560 North 124th Street         Wauwatosa, WI                             1976
4410 80 North 132nd Street      Butler, WI                                1999

MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle        Bloomington, MN                           1980
1275 Corporate Center Drive     Eagan, MN                                 1990
1279 Corporate Center Drive     Eagan, MN                                 1990
6201 West 111th Street          Bloomington, MN                           1987
6403-6545 Cecilia Drive         Bloomington, MN                           1980
6925-6943 Washington Avenue     Edina, MN                                 1972
6955-6973 Washington Avenue     Edina, MN                                 1972
7251-7267 Washington Avenue     Edina, MN                                 1972
7301-7325 Washington Avenue     Edina, MN                                 1972
7101 Winnetka Avenue North      Brooklyn Park, MN                         1990
7600 Golden Triangle Drive      Eden Prairie, MN                          1989
9901 West 74th Street           Eden Prairie, MN                        1983/88
11201 Hampshire Avenue South    Bloomington, MN                           1986
12220-12222 Nicollet Avenue     Burnsville, MN                          1989/90
12250-12268 Nicollet Avenue     Burnsville, MN                          1989/90
12224-12226 Nicollet Avenue     Burnsville, MN                          1989/90
980 Lone Oak Road               Eagan, MN                                 1992
990 Lone Oak Road               Eagan, MN                                 1989
1030 Lone Oak Road              Eagan, MN                                 1988
1060 Lone Oak Road              Eagan, MN                                 1988
5400 Nathan Lane                Plymouth, MN                              1990
6464 Sycamore Court             Maple Grove, MN                           1990
10120 W. 76th Street            Eden Prairie, MN                          1987
7615 Golden Triangle            Eden Prairie, MN                          1987
7625 Golden Triangle Drive      Eden Prairie, MN                          1987
2605 Fernbrook Lane North       Plymouth, MN                              1987
12155 Nicollet Avenue           Burnsville, MN                            1995
73rd Avenue North               Brooklyn Park, MN                         1995
1905 W. Country Road C          Roseville, MN                             1993
2720 Arthur Street              Roseville, MN                             1995
10205 51st Avenue North         Plymouth, MN                              1990
4100 Peavey Road                Chaska, MN                                1988
11300 Hampshire Ave. South      Bloomington, MN                           1983
375 Rivertown Drive             Woodbury, MN                              1996
5205 Highway 169                Plymouth, MN                              1960
6451-6595 Citywest Parkway      Eden Prairie, MN                          1984
7500-7546 Washington Square     Eden Prairie, MN                          1975
7550-7558 Washington Square     Eden Prairie, MN                          1975
5240-5300 Valley Ind. Blvd S    Shakopee, MN                              1973
7125 Northland Terrace          Brooklyn Park, MN                         1996
6900 Shady Oak Road             Eden Prairie, MN                          1980
6477-6525 City West Parkway     Eden Prairie, MN                          1984
1157 Valley Park Drive          Shakopee, MN                              1997

                                                       LAND AREA               OCCUPANCY AT
     BUILDING ADDRESS              BUILDING TYPE        (ACRES)       GLA        12/31/02
     ----------------              -------------       ---------      ---      ------------
LOS ANGELES (CONT.)
21136 South Wilmington Ave.     Bulk Warehouse            6.02       115,702       100%
19914 Via Baron Way             Bulk Warehouse           11.69       234,800       100%
2035 E. Vista Bella Way         Bulk Warehouse           14.15       230,000       100%
14141 Alondra Blvd.             Bulk Warehouse           23.90       396,095       100%
12616 Yukon Ave.                Reg. Warehouse            1.89        43,676       100%
3355 El Segundo Blvd. (f)       Light Industrial          2.79        56,353       100%
12621 Cerise                    Light Industrial          1.11        27,000       100%
1830 W. 208th Street            Light Industrial          0.51         7,800       100%
20807-09 Higgins Court          Light Industrial          0.38         8,048       100%
20801-03 Higgins Court          Light Industrial          0.41         8,086       100%
20817-19 S. Western Ave.        Light Industrial          0.35         7,300       100%
20915-17 S. Western Ave.        Light Industrial          0.35         7,300       100%
20908-10 Higgins Court          Light Industrial          0.35         7,300       100%
20914-16 Higgins Court          Light Industrial          0.35         6,100       100%
12700-12712 Yukon Ave. (f)      R&D/Flex                  4.13        68,672        68%
42374 Avenida Alvarado (f)      Reg. Warehouse            5.00       103,008        99%
                                                                   ---------       ---
                                SUBTOTAL OR AVERAGE                1,563,889        93%
                                                                   ---------       ---

LOUISVILLE
9001 Cane Run Road              Bulk Warehouse           39.60       212,500        76%
9101 Cane Run Road              Bulk Warehouse           14.00       231,000       100%
                                                                   ---------       ---
                                SUBTOTAL OR AVERAGE                  443,500        89%
                                                                   ---------       ---

MILWAUKEE
6523 N. Sydney Place            Light Industrial          4.00        43,440       100%
8800 W. Bradley                 Light Industrial          8.00        77,621       100%
4560 North 124th Street         Light Industrial          1.31        25,000       100%
4410 80 North 132nd Street      Bulk Warehouse            4.90       100,000        99%
                                                                   ---------       ---
                                SUBTOTAL OR AVERAGE                  246,061       100%
                                                                   ---------       ---

MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle        Manufacturing             9.65        74,118        96%
1275 Corporate Center Drive     Light Industrial          1.50        19,675       100%
1279 Corporate Center Drive     Light Industrial          1.50        19,792       100%
6201 West 111th Street          Bulk Warehouse           37.00       424,866       100%
6403-6545 Cecilia Drive         Light Industrial          9.65        87,560        97%
6925-6943 Washington Avenue     Manufacturing             2.75        37,625       100%
6955-6973 Washington Avenue     Manufacturing             2.25        31,189        96%
7251-7267 Washington Avenue     Light Industrial          1.82        26,250        70%
7301-7325 Washington Avenue     Light Industrial          1.92        27,297        76%
7101 Winnetka Avenue North      Bulk Warehouse           14.18       252,978        69%
7600 Golden Triangle Drive      R&D/Flex                  6.79        74,148       100%
9901 West 74th Street           Reg. Warehouse            8.86       153,813       100%
11201 Hampshire Avenue South    Manufacturing             5.90        60,480       100%
12220-12222 Nicollet Avenue     Light Industrial          1.80        17,116       100%
12250-12268 Nicollet Avenue     Light Industrial          4.30        42,365       100%
12224-12226 Nicollet Avenue     R&D/Flex                  2.40        23,607        78%
980 Lone Oak Road               Reg. Warehouse           11.40       154,950        74%
990 Lone Oak Road               Reg. Warehouse           11.41       163,607        94%
1030 Lone Oak Road              Light Industrial          6.30        83,076       100%
1060 Lone Oak Road              Light Industrial          6.50        82,728       100%
5400 Nathan Lane                Light Industrial          5.70        72,089       100%
6464 Sycamore Court             Manufacturing             6.40        79,702       100%
10120 W. 76th Street            Light Industrial          4.52        59,030       100%
7615 Golden Triangle            Light Industrial          4.61        52,816       100%
7625 Golden Triangle Drive      Light Industrial          4.61        73,168        70%
2605 Fernbrook Lane North       R&D/Flex                  6.37        80,766       100%
12155 Nicollet Avenue           Reg. Warehouse            5.80        48,000       100%
73rd Avenue North               R&D/Flex                  4.46        59,782       100%
1905 W. Country Road C          R&D/Flex                  4.60        47,735        92%
2720 Arthur Street              R&D/Flex                  6.06        74,337       100%
10205 51st Avenue North         Reg. Warehouse            2.00        30,476         0%
4100 Peavey Road                Manufacturing             8.27        78,029        80%
11300 Hampshire Ave. South      Bulk Warehouse            9.94       145,210       100%
375 Rivertown Drive             Bulk Warehouse           11.33       251,968       100%
5205 Highway 169                Light Industrial          7.92        98,844        90%
6451-6595 Citywest Parkway      R&D/Flex                  6.98        82,769        83%
7500-7546 Washington Square     Light Industrial          5.40        46,285        53%
7550-7558 Washington Square     Light Industrial          2.70        29,739       100%
5240-5300 Valley Ind. Blvd S    Light Industrial          9.06        80,001        25%
7125 Northland Terrace          R&D/Flex                  5.89        79,958       100%
6900 Shady Oak Road             R&D/Flex                  4.60        49,190       100%
6477-6525 City West Parkway     R&D/Flex                  7.00        89,113        77%
1157 Valley Park Drive          Bulk Warehouse            9.97       126,014       100%

                                     LOCATION                              YEAR BUILT-
      BUILDING ADDRESS              CITY/STATE           ENCUMBRANCES       RENOVATED
      ----------------              ----------           ------------      -----------
MINNEAPOLIS/ST. PAUL (CONT.)
500-530 Kasota Avenue SE          Minneapolis, MN                             1976
770-786 Kasota Avenue SE          Minneapolis, MN                             1976
800 Kasota Avenue SE              Minneapolis, MN                             1976
2530-2570 Kasota Avenue           St. Paul, MN                                1976
504 Malcolm Ave. SE               Minneapolis, MN                             1999
5555 12th Avenue East             Shakopee, MN                                2000

NASHVILLE
417 Harding Industrial Drive      Nashville, TN                               1972
3099 Barry Drive                  Portland, TN                                1995
3150 Barry Drive                  Portland, TN                                1993
5599 Highway 31 West              Portland, TN                                1995
1650 Elm Hill Pike                Nashville, TN                               1984
1102 Appleton Drive               Nashville, TN                               1984
1931 Air Lane Drive               Nashville, TN                               1984
470 Metroplex Drive (e)           Nashville, TN                               1986
1150 Antiock Pike                 Nashville, TN                               1987
4640 Cummings Park                Nashville, TN                               1986
211 Nesbitt North                 Nashville, TN                               1983
211 Nesbitt South                 Nashville, TN                               1983
211 Nesbitt West                  Nashville, TN                               1985
556 Metroplex Drive               Nashville, TN                               1983
7600 Eastgate Blvd.               Lebanon, TN                                 2002

NORTHERN NEW JERSEY
60 Ethel Road West                Piscataway, NJ                              1982
70 Ethel Road West                Piscataway, NJ                              1979
601-629 Montrose Avenue           South Plainfield, NJ                        1974
9 Princess Road                   Lawrenceville, NJ                           1985
11 Princess Road                  Lawrenceville, NJ                           1985
15 Princess Road                  Lawrenceville, NJ                           1986
17 Princess Road                  Lawrenceville, NJ                           1986
220 Hanover Avenue                Hanover, NJ                                 1987
244 Shefield Street               Mountainside, NJ                         1965/1986
31 West Forest Street (e)         Englewood, NJ                               1978
25 World's Fair Drive             Franklin, NJ                                1986
14 World's Fair Drive             Franklin, NJ                                1980
16 World's Fair Drive             Franklin, NJ                                1981
18 World's Fair Drive             Franklin, NJ                                1982
23 World's Fair Drive             Franklin, NJ                                1982
12 World's Fair Drive             Franklin, NJ                                1981
49 Napoleon Court                 Franklin, NJ                                1982
50 Napoleon Court                 Franklin, NJ                                1982
22 World's Fair Drive             Franklin, NJ                                1983
26 World's Fair Drive             Franklin, NJ                                1984
24 World's Fair Drive             Franklin, NJ                                1984
20 World's Fair Drive Lot 13      Sumerset, NJ                                1999
10 New Maple Road                 Pine Brook, NJ                           1973/1999
60 Chapin Road                    Pine Brook, NJ                           1977/2000
45 Route 46                       Pine Brook, NJ                           1974/1987
43 Route 46                       Pine Brook, NJ                           1974/1987
39 Route 46                       Pine Brook, NJ                              1970
26 Chapin Road                    Pine Brook, NJ                              1983
30 Chapin Road                    Pine Brook, NJ                              1983
20 Hook Mountain Road             Pine Brook, NJ                           1972/1984
30 Hook Mountain Road             Pine Brook, NJ                           1972/1987
55 Route 46                       Pine Brook, NJ                           1978/1994
16 Chapin Road                    Pine Brook, NJ                              1987
20 Chapin Road                    Pine Brook, NJ                              1987
Sayreville Lot 4                  Sayreville, NJ                              2001
400 Raritan Center Parkway        Edison, NJ                                  1983
300 Columbus Circle               Edison, NJ                                  1983
400 Apgar                         Franklin Twnship, NJ                        1987
500 Apgar                         Franklin Twnship, NJ                        1987
201 Circle Dr. North              Piscataway, NJ                              1987
1 Pearl Ct.                       Allendale, NJ                               1978
2 Pearl Ct.                       Allendale, NJ                               1979
3 Pearl Ct.                       Allendale, NJ                               1978
4 Pearl Ct.                       Allendale, NJ                               1979
5 Pearl Ct.                       Allendale, NJ                               1977
6 Pearl Ct.                       Allendale, NJ                               1980

                                                          LAND ARE                  OCCUPANCY AT
     BUILDING ADDRESS               BUILDING TYPE         (ACRES)       GLA           12/31/02
     ----------------               -------------         --------      ---         ------------
MINNEAPOLIS/ST. PAUL (CONT.)
500-530 Kasota Avenue SE          Manufacturing             4.47       85,442            12%
770-786 Kasota Avenue SE          Manufacturing             3.16       56,388           100%
800 Kasota Avenue SE              Manufacturing             4.10      100,250           100%
2530-2570 Kasota Avenue           Manufacturing             4.56       75,426            62%
504 Malcolm Ave. SE               Bulk Warehouse            7.50      143,066           100%
5555 12th Avenue East             Bulk Warehouse            7.81      128,593            36%
                                                                    ---------           ---
                                  SUBTOTAL OR AVERAGE               4,281,426            87%
                                                                    ---------           ---
NASHVILLE
417 Harding Industrial Drive      Bulk Warehouse           13.70      207,440           100%
3099 Barry Drive                  Manufacturing             6.20      109,058             0%
3150 Barry Drive                  Bulk Warehouse           26.32      268,253           100%
5599 Highway 31 West              Bulk Warehouse           20.00      161,500             0%
1650 Elm Hill Pike                Light Industrial          3.46       41,228           100%
1102 Appleton Drive               Light Industrial          1.73       28,022            34%
1931 Air Lane Drive               Light Industrial         10.11       87,549            92%
470 Metroplex Drive (e)           Light Industrial          8.11      102,040           100%
1150 Antiock Pike                 Bulk Warehouse            9.83      146,055            81%
4640 Cummings Park                Bulk Warehouse           14.69      100,000           100%
211 Nesbitt North                 Bulk Warehouse            6.12      135,625           100%
211 Nesbitt South                 Bulk Warehouse            6.10      135,925           100%
211 Nesbitt West                  Bulk Warehouse            3.05       67,500           100%
556 Metroplex Drive               Light Industrial          3.66       43,026           100%
7600 Eastgate Blvd.               Bulk Warehouse           22.10      423,500           100%
                                                                    ---------           ---
                                  SUBTOTAL OR AVERAGE               2,056,721            84%
                                                                    ---------           ---
NORTHERN NEW JERSEY
60 Ethel Road West                Light Industrial          3.93       42,820           100%
70 Ethel Road West                Light Industrial          3.78       62,000           100%
601-629 Montrose Avenue           Light Industrial          5.83       75,000           100%
9 Princess Road                   R&D/Flex                  2.36       24,375           100%
11 Princess Road                  R&D/Flex                  5.33       55,000            91%
15 Princess Road                  R&D/Flex                  2.00       20,625            82%
17 Princess Road                  R&D/Flex                  1.82       18,750           100%
220 Hanover Avenue                Bulk Warehouse           29.27      158,242           100%
244 Shefield Street               Light Industrial          2.20       23,430           100%
31 West Forest Street (e)         Light Industrial          6.00      110,000           100%
25 World's Fair Drive             R&D/Flex                  1.81       20,000           100%
14 World's Fair Drive             R&D/Flex                  4.53       60,000           100%
16 World's Fair Drive             Light Industrial          3.62       43,400             0%
18 World's Fair Drive             R&D/Flex                  1.06       13,000           100%
23 World's Fair Drive             Light Industrial          1.20       16,000           100%
12 World's Fair Drive             Light Industrial          3.85       65,000           100%
49 Napoleon Court                 Light Industrial          2.06       32,500           100%
50 Napoleon Court                 Light Industrial          1.52       20,158           100%
22 World's Fair Drive             Light Industrial          3.52       50,000            80%
26 World's Fair Drive             Light Industrial          3.41       47,000            89%
24 World's Fair Drive             Light Industrial          3.45       47,000            93%
20 World's Fair Drive Lot 13      R&D/Flex                  4.25       30,000           100%
10 New Maple Road                 Bulk Warehouse           18.13      265,376           100%
60 Chapin Road                    Bulk Warehouse           13.61      259,230           100%
45 Route 46                       Light Industrial          6.54       84,284            61%
43 Route 46                       Light Industrial          2.48       35,629            63%
39 Route 46                       R&D/Flex                  1.64       22,249            87%
26 Chapin Road                    Light Industrial          5.15       76,127            92%
30 Chapin Road                    Light Industrial          5.15       75,688            74%
20 Hook Mountain Road             Bulk Warehouse           14.02      213,991            98%
30 Hook Mountain Road             Light Industrial          3.36       51,570           100%
55 Route 46                       R&D/Flex                  2.13       24,051            72%
16 Chapin Road                    R&D/Flex                  4.61       68,358            74%
20 Chapin Road                    R&D/Flex                  5.69       84,571           100%
Sayreville Lot 4                  Light Industrial          6.88       62,400            92%
400 Raritan Center Parkway        Light Industrial          7.16       81,190           100%
300 Columbus Circle               R&D/Flex                  9.38      123,029            60%
400 Apgar                         Bulk Warehouse           14.34      111,824            74%
500 Apgar                         Reg. Warehouse            5.00       58,585           100%
201 Circle Dr. North              Bulk Warehouse            5.24      113,697            94%
1 Pearl Ct.                       Light Industrial          3.00       46,400           100%
2 Pearl Ct.                       Light Industrial          3.00       39,170           100%
3 Pearl Ct.                       Light Industrial          3.00       40,650           100%
4 Pearl Ct.                       Light Industrial          3.00       41,227            73%
5 Pearl Ct.                       Light Industrial          3.00       37,343            35%
6 Pearl Ct.                       Light Industrial         10.40       99,700            95%

                                    LOCATION                              YEAR BUILT-
      BUILDING ADDRESS             CITY/STATE         ENCUMBRANCES         RENOVATED
      ----------------             ----------         ------------        -----------
NORTHERN NEW JERSEY (CONT.)
7 Pearl Ct.                       Allendale, NJ                             1979
59 Route 17                       Allendale, NJ                             1979

PHOENIX
1045 South Edward Drive           Tempe, AZ                                 1976
46 n. 49th Ave.                   Phoenix, AZ                               1986

PORTLAND
5687 International Way (g)        Milwaukee, OR                             1974
5795 SW Jean Road (f)             Lake Oswego, OR                           1985
12130 NE Ainsworth Circle (e)     Portland, OR                              1986
5509 NW 122nd Ave (e)             Milwaukee, OR                             1995
6105-6113 NE 92nd Avenue (g)      Portland, OR                           1978/1986
8727 NE Marx Drive (f)            Portland, OR                              1987
3388 SE 20th Street               Portland, OR                              1981
5962-5964 NE 87th Avenue          Portland, OR                              1979
11620 NE Ainsworth Circle         Portland, OR                              1992
11824 NE Ainsworth Circle         Portland, OR                              1992
12124 NE Ainsworth Circle         Portland, OR                              1984
11632 NE Ainsworth Circle         Portland, OR                              1990

SALT LAKE CITY
2255 South 300 West (j)           Salt Lake City, UT                        1980
512 Lawndale Drive (k)            Salt Lake City, UT                        1981
1270 West 2320 South              West Valley, UT                         1986/92
1275 West 2240 South              West Valley, UT                         1986/92
1288 West 2240 South              West Valley, UT                         1986/92
2235 South 1300 West              West Valley, UT                         1986/92
1293 West 2200 South              West Valley, UT                         1986/92
1279 West 2200 South              West Valley, UT                         1986/92
1272 West 2240 South              West Valley, UT                         1986/92
1149 West 2240 South              West Valley, UT                         1986/92
1142 West 2320 South              West Valley, UT                        1987/1997
1152 West 2240 South              West Valley, UT                           1999

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.              Cherry Hill, NJ                         1963/85
2 Springdale Road                 Cherry Hill, NJ                           1968
4 Springdale Road (e)             Cherry Hill, NJ                         1963/85
8 Springdale Road                 Cherry Hill, NJ                           1966
2050 Springdale Road              Cherry Hill, NJ                           1965
1 Esterbrook Lane                 Cherry Hill, NJ                           1965
16 Springdale Road                Cherry Hill, NJ                           1967
5 Esterbrook Lane                 Cherry Hill, NJ                         1966/88
2 Pin Oak Lane                    Cherry Hill, NJ                           1968
6 Esterbrook Lane                 Cherry Hill, NJ                           1966
3 Computer Drive                  Cherry Hill, NJ                           1966
28 Springdale Road                Cherry Hill, NJ                           1967
3 Esterbrook Lane                 Cherry Hill, NJ                           1968
4 Esterbrook Lane                 Cherry Hill, NJ                           1969
26 Springdale Road                Cherry Hill, NJ                           1968
1 Keystone Ave.                   Cherry Hill, NJ                           1969
1919 Springdale Road              Cherry Hill, NJ                           1970
21 Olnev Ave.                     Cherry Hill, NJ                           1969
19 Olnev Ave.                     Cherry Hill, NJ                           1971
2 Keystone Ave.                   Cherry Hill, NJ                           1970
18 Olnev Ave.                     Cherry Hill, NJ                           1974
2030 Springdale Road              Cherry Hill, NJ                           1977
55 Carnegie Drive                 Cherry Hill, NJ                           1988
5 Carnegie Drive                  Cherry Hill, NJ                           1987
111 Whittendale Drive             Morrestown, NJ                         1991/1996
9 Whittendale Drive               Morrestown, NJ                            2000
1931 Olney Road                   Cherry Hill, NJ                           1969

ST. LOUIS
2121 Chapin Industrial Drive      Vinita Park, MO                         1969/94
10431-10449 Midwest Industrial    Olivette, MO                              1967
10751 Midwest Industrial Blvd.    Olivette, MO                              1965
6951 N. Hanley (e)                Hazelwood, MO                             1965
4560 Anglum Road                  Hazelwood, MO                             1970
1037 Warson - Bldg A              St. Louis, MO                             1968

                                                            LAND AREA                  OCCUPANCY AT
      BUILDING ADDRESS               BUILDING TYPE           (ACRES)       GLA           12/31/02
      ----------------               -------------          ---------      ---         ------------
NORTHERN NEW JERSEY (CONT.)
7 Pearl Ct.                       Light Industrial            6.50         44,750          110%
59 Route 17                       Light Industrial            5.90         60,000          100%
                                                                        ---------         ----
                                  SUBTOTAL OR AVERAGE                   3,255,389           91%
                                                                        ---------         ----
PHOENIX
1045 South Edward Drive           Light Industrial            2.12         38,560            0%
46 n. 49th Ave.                   Reg. Warehouse              5.16         82,288          100%
                                                                        ---------         -----
                                  SUBTOTAL OR AVERAGE                     120,848           68%
                                                                        ---------         ----
PORTLAND
5687 International Way (g)        Light Industrial            3.71         52,080           87%
5795 SW Jean Road (f)             Light Industrial            3.02         37,352           73%
12130 NE Ainsworth Circle (e)     R&D/Flex                    4.39         53,021          100%
5509 NW 122nd Ave (e)             Light Industrial            2.51         26,850          100%
6105-6113 NE 92nd Avenue (g)      Light Industrial            7.42        145,250          100%
8727 NE Marx Drive (f)            Light Industrial            6.59        111,000          100%
3388 SE 20th Street               Light Industrial            0.25         11,810           69%
5962-5964 NE 87th Avenue          Light Industrial            1.28         14,000          100%
11620 NE Ainsworth Circle         Light Industrial            1.55         10,000          100%
11824 NE Ainsworth Circle         Light Industrial            2.13         20,812           54%
12124 NE Ainsworth Circle         Light Industrial            2.52         29,040          100%
11632 NE Ainsworth Circle         Light Industrial            9.63        124,610          100%
                                                                        ---------         ----
                                  SUBTOTAL OR AVERAGE                     635,825           95%
                                                                        ---------         ----
SALT LAKE CITY
2255 South 300 West (j)           Light Industrial            4.56        103,018           83%
512 Lawndale Drive (k)            Light Industrial           35.00        396,372           88%
1270 West 2320 South              R&D/Flex                    1.49         13,025          100%
1275 West 2240 South              R&D/Flex                    2.06         38,227          100%
1288 West 2240 South              R&D/Flex                    0.97         13,300           57%
2235 South 1300 West              Light Industrial            1.22         19,000           75%
1293 West 2200 South              R&D/Flex                    0.86         13,300          100%
1279 West 2200 South              R&D/Flex                    0.91         13,300           32%
1272 West 2240 South              Light Industrial            3.07         34,870           64%
1149 West 2240 South              Light Industrial            1.71         21,250          100%
1142 West 2320 South              Light Industrial            1.52         17,500          100%
1152 West 2240 South              R&D/Flex                   13.56         55,785           57%
                                                                        ---------         ----
                                  SUBTOTAL OR AVERAGE                     738,947           84%
                                                                        ---------         ----
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.              Light Industrial            2.10         58,139          100%
2 Springdale Road                 Light Industrial            1.44         21,008          100%
4 Springdale Road (e)             Light Industrial            3.02         58,189          100%
8 Springdale Road                 Light Industrial            3.02         45,054           93%
2050 Springdale Road              Light Industrial            3.40         51,060          100%
1 Esterbrook Lane                 Light Industrial            1.71          8,610          100%
16 Springdale Road                Light Industrial            5.30         48,922          100%
5 Esterbrook Lane                 Reg. Warehouse              5.45         39,167          100%
2 Pin Oak Lane                    Light Industrial            4.45         51,230           44%
6 Esterbrook Lane                 Light Industrial            3.96         32,914          100%
3 Computer Drive                  Bulk Warehouse             11.40        181,000           67%
28 Springdale Road                Light Industrial            2.93         38,949          100%
3 Esterbrook Lane                 Light Industrial            2.15         32,844          100%
4 Esterbrook Lane                 Light Industrial            3.42         39,266          100%
26 Springdale Road                Light Industrial            3.25         29,492          100%
1 Keystone Ave.                   Light Industrial            4.15         60,983           80%
1919 Springdale Road              Light Industrial            5.13         49,300          100%
21 Olnev Ave.                     Manufacturing               1.75         22,738          100%
19 Olnev Ave.                     Light Industrial            4.36         53,962          100%
2 Keystone Ave.                   Light Industrial            3.47         50,922           81%
18 Olnev Ave.                     Light Industrial            8.85         62,542          100%
2030 Springdale Road              Light Industrial            6.24         88,872          100%
55 Carnegie Drive                 Reg. Warehouse             15.20         90,804          100%
5 Carnegie Drive                  Bulk Warehouse             13.70        142,750          100%
111 Whittendale Drive             Reg. Warehouse              5.00         79,329          100%
9 Whittendale Drive               Light Industrial            5.51         52,800          100%
1931 Olney Road                   Light Industrial            2.90         45,770          100%
                                                                        ---------         ----
                                                                        1,536,616           93%
                                  SUBTOTAL OR AVERAGE                   ---------         ----
ST. LOUIS
2121 Chapin Industrial Drive      Bulk Warehouse             23.40        281,105           78%
10431-10449 Midwest Industrial    Light Industrial            2.40         55,125          100%
10751 Midwest Industrial Blvd.    Light Industrial            1.70         44,100            0%
6951 N. Hanley (e)                Bulk Warehouse              9.50        129,614          100%
4560 Anglum Road                  Light Industrial            2.60         35,114          100%
1037 Warson - Bldg A              Light Industrial            4.00         64,143          100%

                               LOCATION                          YEAR BUILT-
      BUILDING ADDRESS         CITY/STATE       ENCUMBRANCES      RENOVATED
      ----------------         ----------       ------------     -----------
ST. LOUIS (CONT.)
1037 Warson - Bldg B          St. Louis, MO                          1968
1037 Warson - Bldg C          St. Louis, MO                          1968
1037 Warson - Bldg D          St. Louis, MO                          1968

TAMPA
6614 Adamo Drive              Tampa, FL                              1967
6204 Benjamin Road            Tampa, FL                              1982
6206 Benjamin Road            Tampa, FL                              1983
6302 Benjamin Road            Tampa, FL                              1983
6304 Benjamin Road            Tampa, FL                              1984
6306 Benjamin Road            Tampa, FL                              1984
6308 Benjamin Road            Tampa, FL                              1984
5313 Johns Road               Tampa, FL                              1991
5602 Thompson Center Court    Tampa, FL                              1972
5411 Johns Road               Tampa, FL                              1997
5525 Johns Road               Tampa, FL                              1993
5607 Johns Road               Tampa, FL                              1991
5709 Johns Road               Tampa, FL                              1990
5711 Johns Road               Tampa, FL                              1990
5453 West Waters Avenue       Tampa, FL                              1987
5455 West Waters Avenue       Tampa, FL                              1987
5553 West Waters Avenue       Tampa, FL                              1987
5501 West Waters Avenue       Tampa, FL                              1990
5503 West Waters Avenue       Tampa, FL                              1990
5555 West Waters Avenue       Tampa, FL                              1990
5557 West Waters Avenue       Tampa, FL                              1990
5903 Johns Road               Tampa, FL                              1987
5461 W. Waters Avenue         Tampa, FL                              1998
5471 W. Waters Avenue         Tampa, FL                              1999
5505 Johns Road #7            Tampa, FL                              1999
5481 W. Waters Avenue         Tampa, FL                              1999
5483 W. Waters Avenue         Tampa, FL                              1999
6702-6712 Benjamin Road (i)   Tampa, FL                            1982/84
5905 Breckenridge Parkway     Tampa, FL                              1982
5907 Breckenridge Parkway     Tampa, FL                              1982
5909 Breckenridge Parkway     Tampa, FL                              1982
5911 Breckenridge Parkway     Tampa, FL                              1982
5910 Breckenridge Parkway     Tampa, FL                              1982
5912 Breckenridge Parkway     Tampa, FL                              1982
4515-4519 George Road         Tampa, FL                              1985
6301 Benjamin Road            Tampa, FL                              1986
5723 Benjamin Road            Tampa, FL                              1986
6313 Benjamin Road            Tampa, FL                              1986
5801 Benjamin Road            Tampa, FL                              1986
5802 Benjamin Road            Tampa, FL                              1986
5925 Benjamin Road            Tampa, FL                              1986

OTHER
2800 Airport Road (h)         Denton, TX                             1968
3501 Maple Street             Abilene, TX                            1980
4200 West Harry Street (f)    Wichita, KS                            1972
Industrial Park No. 2         West Lebanon, NH                       1968
6601 S. 33rd Street           McAllen, TX                            1975

                                                          LAND AREA                  OCCUPANCY AT
      BUILDING ADDRESS               BUILDING TYPE         (ACRES)         GLA         12/31/02
      ----------------               -------------        ---------        ---       ------------
ST. LOUIS (CONT.)
1037 Warson - Bldg B              Light Industrial          4.00            97,154      100%
1037 Warson - Bldg C              Light Industrial          4.00            79,252      100%
1037 Warson - Bldg D              Light Industrial          4.00            92,081      100%
                                                                       -----------     ----
                                  SUBTOTAL OR AVERAGE                      877,688       88%
                                                                       -----------     ----
TAMPA
6614 Adamo Drive                  Reg. Warehouse            2.78            41,377      100%
6204 Benjamin Road                Light Industrial          4.16            60,975       79%
6206 Benjamin Road                Light Industrial          3.94            57,708       51%
6302 Benjamin Road                R&D/Flex                  2.03            29,747      100%
6304 Benjamin Road                R&D/Flex                  2.04            29,845       84%
6306 Benjamin Road                Light Industrial          2.58            37,861       87%
6308 Benjamin Road                Light Industrial          3.22            47,256       57%
5313 Johns Road                   R&D/Flex                  1.36            25,690      100%
5602 Thompson Center Court        R&D/Flex                  1.39            14,914       83%
5411 Johns Road                   Light Industrial          1.98            30,204       83%
5525 Johns Road                   R&D/Flex                  1.46            24,139      100%
5607 Johns Road                   R&D/Flex                  1.34            13,500      100%
5709 Johns Road                   Light Industrial          1.80            25,480      100%
5711 Johns Road                   Light Industrial          1.80            25,455      100%
5453 West Waters Avenue           R&D/Flex                  0.66             7,200      100%
5455 West Waters Avenue           R&D/Flex                  2.97            32,424       24%
5553 West Waters Avenue           Light Industrial          2.97            32,424      100%
5501 West Waters Avenue           R&D/Flex                  1.53            15,870       83%
5503 West Waters Avenue           R&D/Flex                  0.68             7,060      100%
5555 West Waters Avenue           R&D/Flex                  2.31            23,947       85%
5557 West Waters Avenue           R&D/Flex                  0.57             5,860      100%
5903 Johns Road                   Light Industrial          1.20            11,600      100%
5461 W. Waters Avenue             Light Industrial          1.84            21,778      100%
5471 W. Waters Avenue             R&D/Flex                  2.00            23,778      100%
5505 Johns Road #7                Light Industrial          2.12            30,019      100%
5481 W. Waters Avenue             R&D/Flex                  3.60            41,861      100%
5483 W. Waters Avenue             R&D/Flex                  2.92            33,861      100%
6702-6712 Benjamin Road (i)       Light Industrial          9.20           107,540       91%
5905 Breckenridge Parkway         R&D/Flex                  1.67            18,720      100%
5907 Breckenridge Parkway         R&D/Flex                  0.53             5,980      100%
5909 Breckenridge Parkway         R&D/Flex                  1.60            18,000       84%
5911 Breckenridge Parkway         R&D/Flex                  2.70            30,397      100%
5910 Breckenridge Parkway         R&D/Flex                  4.77            53,591       46%
5912 Breckenridge Parkway         R&D/Flex                  4.70            52,806       86%
4515-4519 George Road             Light Industrial          5.00            64,742       91%
6301 Benjamin Road                R&D/Flex                  1.91            27,249      100%
5723 Benjamin Road                R&D/Flex                  2.97            42,270      100%
6313 Benjamin Road                R&D/Flex                  1.90            27,066      100%
5801 Benjamin Road                Light Industrial          3.83            54,550       91%
5802 Benjamin Road                R&D/Flex                  4.06            57,705       66%
5925 Benjamin Road                R&D/Flex                  2.05            29,109       69%
                                                                       -----------     ----
                                  SUBTOTAL OR AVERAGE                  1,1,341,558       85%
                                                                       -----------     ----
OTHER

2800 Airport Road (h)             Manufacturing            29.91           222,403      100%
3501 Maple Street                 Manufacturing            34.42           123,700        0%
4200 West Harry Street (f)        Bulk Warehouse           21.45           177,655      100%
Industrial Park No. 2             Bulk Warehouse           10.27           156,200      100%
6601 S. 33rd Street               Reg. Warehouse            3.31            50,000      100%
                                                                       -----------     ----
                                  SUBTOTAL OR AVERAGE                      729,958       83%
                                                                       -----------     ----

                                                                        49,867,755       89%
                                                TOTAL                  ===========     ====

(a) This property collateralizes a $5.7 million mortgage loan which matures on December 1, 2019.

(b) These properties collateralize a $6.0 million mortgage loan which matures on January 1, 2013.

(c) This property collateralizes a $5.9 million mortgage loan which matures on December 1, 2019.

(d) This property collateralizes a $2.2 million mortgage loan which matures on October 1, 2006.

(e)  Comprised of two properties.

(f)  Comprised of three properties.

(g)  Comprised of four properties.

(h)  Comprised of five properties.

(i)  Comprised of six properties.

(j)  Comprised of seven properties.

(k)  Comprised of 29 properties.

TENANT AND LEASE INFORMATION

         The Consolidated Operating Partnership has a diverse base of nearly 2,300 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2002, approximately 89% of the GLA of the Consolidated Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 1.1% of the Consolidated Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.4% of the Consolidated Operating Partnership's total GLA as of December 31, 2002.

         The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership's properties as of December 31, 2002.

                                                                ANNUAL BASE RENT
                  NUMBER OF                     PERCENTAGE OF    UNDER EXPIRING       PERCENTAGE OF TOTAL
  YEAR OF          LEASES            GLA            GLA             LEASES              ANNUAL BASE RENT
EXPIRATION (1)    EXPIRING       EXPIRING (2)     EXPIRING       (IN THOUSANDS)           EXPIRING (2)
--------------    ---------      ------------   -------------   ----------------      -------------------
2003                 705          10,141,807       22.8%          $   48,520                23.0%
2004                 527           9,836,339       22.1%              46,363                22.0%
2005                 541           8,924,475       20.1%              42,366                20.1%
2006                 273           5,214,367       11.7%              26,451                12.6%
2007                 195           4,846,670       10.9%              22,847                10.9%
2008                  57           1,632,274        3.7%               6,965                 3.3%
2009                  35           1,468,673        3.3%               6,577                 3.1%
2010                  18             855,341        1.9%               3,278                 1.6%
2011                  16             509,477        1.1%               2,872                 1.4%
2012                  13             322,483        0.7%               1,971                 0.9%
Thereafter            12             762,901        1.7%               2,267                 1.1%
                  ------         -----------    -------           ----------             -------
Total              2,392          44,514,807      100.0%          $  210,477               100.0%
                  ======         ===========    =======           ==========             =======

(1) Lease expirations as of December 31, 2002 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 5,352,948 aggregate square feet.

         The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2002, approximately 91% of the GLA of the Other Real Estate Partnerships' properties was leased, and no single tenant or group of related tenants accounted for more than 4.5% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 4.7% of the Other Real Estate Partnerships' total GLA as of December 31, 2002.

         The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 2002.

                                                            ANNUAL BASE RENT
                 NUMBER OF                  PERCENTAGE OF    UNDER EXPIRING     PERCENTAGE OF TOTAL
   YEAR OF        LEASES         GLA             GLA             LEASES          ANNUAL BASE RENT
EXPIRATION (1)   EXPIRING    EXPIRING (2)     EXPIRING       (IN THOUSANDS)        EXPIRING (2)
--------------   ---------   ------------   -------------   ----------------    -------------------
    2003             82       2,569,539         28.0%           $ 10,081               25.5%
    2004             64       2,335,063         25.4%             10,333               26.2%
    2005             47         859,783          9.3%              5,171               13.1%
    2006             31         931,203         10.1%              4,908               12.4%
    2007             19         661,094          7.2%              2,910                7.4%
    2008              7         202,405          2.2%                959                2.4%
    2009              7       1,410,141         15.3%              4,375               11.1%
    2010              2          54,421          0.6%                115                0.3%
    2011              3         106,161          1.2%                511                1.3%
    2012              1          62,400          0.7%                137                0.3%
                   ----      ----------        -----            --------             ------
 Total              263       9,192,210        100.0%           $ 39,500              100.0%
                   ====      ==========        =====            ========             ======

(1) Lease expirations as of December 31, 2002 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 919,929 aggregate square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERS' CAPITAL AND RELATED PARTNER MATTERS

         There is no established public trading market for the general partner and limited partner units and the Preferred Units. As of March 7, 2003, there were 264 holders of record of general partner and limited partner units ("Unit") and one holder of record (the Company) of Preferred Units.

         Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The Operating Partnership has made consecutive quarterly distributions to the Company with respect to Preferred Units since the issuance of each such Preferred Units. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.74 per unit ($.6850 per Unit per quarter). The annual distribution rate with respect to Preferred Units is $215.624000 per Series C Preferred Unit ($53.90600 per Series C Preferred Unit per quarter), $198.74800 per Series D Preferred Unit ($49.68750 per Series D Preferred Unit per quarter) and $197.50000 per Series E Preferred Unit ($49.375000 per Series E Preferred Unit per quarter). The Operating Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to Preferred Units, out of any funds legally available for that purpose.

         The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

                    Quarter Ended                          Distribution Declared
                    -------------                          ---------------------
December 31, 2002.......................................        $ .6850
September 30, 2002......................................          .6800
June 30, 2002...........................................          .6800
March 31, 2002..........................................          .6800
December 31, 2001.......................................          .6800
September 30, 2001......................................          .6575
June 30, 2001...........................................          .6575
March 31, 2001..........................................          .6575

         In 2002, the Operating Partnership issued an aggregate of 18,203 Units having an aggregate value of $.6 million in exchange for property. In 2001, the Operating Partnership issued an aggregate of 44,579 Units having an aggregate value of $1.5 million in exchange for property. In 2000, the Operating Partnership issued an aggregate of 114,715 Units having an aggregate value of $3.5 million in exchange for property.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2002, 2001 and 2000 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical statements of operations for the years ended December 31, 1999 and 1998 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements except that the results of operations of properties that were sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 and the results of operations of properties that were classified as held for sale subsequent to December 31, 2001 are presented in discontinued operations if such properties met both of the following criteria:
(a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposition and (b) the Consolidated Operating Partnership will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2002, 2001, 2000, 1999, and 1998 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements.

                                                        YEAR           YEAR           YEAR           YEAR           YEAR
                                                       ENDED          ENDED          ENDED          ENDED          ENDED
                                                      12/31/02       12/31/01       12/31/00       12/31/99       12/31/98
                                                    ------------   ------------   ------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER UNIT AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues .................................   $    290,036    $   303,302   $    306,592   $    302,117   $    283,864
 Property Expenses ..............................        (92,778)       (90,607)       (89,732)       (82,789)       (84,800)
 General and Administrative Expense .............        (19,230)       (17,990)       (16,971)       (12,961)       (12,919)
 Interest Expense ...............................        (87,439)       (78,841)       (80,885)       (76,799)       (68,862)
 Amortization of Deferred Financing Costs .......         (1,858)        (1,742)        (1,683)        (1,295)          (851)
 Depreciation and Other Amortization .............       (63,369)       (59,900)       (52,961)       (55,294)       (52,035)
 Valuation Provision on Real Estate (a) .........             --         (6,490)        (2,169)            --             --
 Restructuring and Abandoned Pursuit Costs
  Charge (b) ....................................             --             --             --             --         (6,858)
 Equity in Income of Other Real Estate
  Partnerships ..................................         53,038         47,949         33,049         45,714         27,583
 Equity in Income (Loss) of Joint Ventures.......            463           (791)           571            302             45
 Disposition of Interest Rate Protection
  Agreements (c) ................................             --             --             --             --         (8,475)
 Gain on Sale of Real Estate ....................         16,409         42,942         25,430         11,904          2,931
                                                    ------------    -----------   ------------   ------------   ------------
 Income from Continuing Operations Before
  Extraordinary Loss and Cumulative Effect of
   Change in Accounting Principle ...............         95,272        137,832        121,241        130,899         79,623
  Extraordinary Loss (d) ........................           (888)       (10,309)            --             --             --
 Income from Discontinued Operations (Including
  Gain on Sale of Real Estate of $33,439 for the
   Year Ended December 31, 2002) (e).............         42,034         10,440          8,575          7,078          6,375
 Cumulative Effect of Change in Accounting
  Principle (f) .................................             --             --             --             --           (719)
                                                    ------------    -----------   ------------   ------------   ------------
 Net Income .....................................        136,418        137,963        129,816        137,977         85,279
 Preferred Unit Distributions ...................        (23,432)       (28,924)       (28,924)       (28,924)       (26,691)
                                                    ------------    -----------   ------------   ------------   ------------
 Net Income Available to Unitholders ............   $    112,986    $   109,039   $    100,892   $    109,053   $     58,588
                                                    ============    ===========   ============   ============   ============
 Net Income Available to Unitholders
  Before Extraordinary Loss and Cumulative
  Effect of Change in Accounting Principle Per
  Unit:
       Basic ...................................    $       2.47    $      2.57   $       2.20   $       2.41   $       1.34
                                                    ============    ===========   ============   ============   ============
       Diluted .................................    $       2.46    $      2.56   $       2.18   $       2.40   $       1.34
                                                    ============    ===========   ============   ============   ============
 Net Income Available to Unitholders
  Per Unit:
       Basic ....................................   $       2.45    $      2.35   $       2.20   $       2.41   $       1.33
                                                    ============    ===========   ============   ============   ============
       Diluted ..................................   $       2.44    $      2.34   $       2.19   $       2.40   $       1.32
                                                    ============    ===========   ============   ============   ============
 Distributions Per Unit .........................   $     2.7250    $    2.6525   $     2.5175   $       2.42   $       2.19
                                                    ============    ===========   ============   ============   ============
 Weighted Average Number of Units
  Outstanding:
       Basic ....................................         46,165         46,382         45,928         45,271         44,100
                                                    ============    ===========   ============   ============   ============
       Diluted ..................................         46,367         46,660         46,184         45,373         44,283
                                                    ============    ===========   ============   ============   ============

 Net Income .....................................   $    136,418    $   137,963   $    129,816   $    137,977   $     85,279
 Other Comprehensive Income (Loss):
  Cumulative Transition Adjustment ..............             --        (14,920)            --             --             --
  Settlement of Interest Rate Protection
   Agreements....................................          1,772           (191)            --             --             --
  Mark-to-Market of Interest Rate Protection
   Agreements....................................           (126)          (231)            --             --             --
  Write-off of Unamortized Interest Rate
   Protection Agreement Due to the Early
    Retirement of Debt .........................              --          2,156             --             --             --
  Amortization of Interest Rate Protection
   Agreements...................................             176            805             --             --             --
                                                    ------------    -----------   ------------   ------------   ------------
  Comprehensive Income .........................    $    138,240    $   125,582   $    129,816   $    137,977   $     85,279
                                                    ============    ===========   ============   ============   ============

BALANCE SHEET DATA (END OF PERIOD):
 Real Estate, Before Accumulated Depreciation ...   $  2,316,970    $ 2,311,883   $  2,020,552   $  2,131,434   $  2,133,465
 Real Estate, After Accumulated Depreciation ....      2,055,595      2,082,590      1,838,072      1,952,141      1,988,030
 Real Estate Held For Sale, Net .................          7,040         28,702        190,379             --             --
 Investment in and Advances to Other Real
  Estate Partnerships ...........................        377,776        378,350        381,231        380,774        368,364
 Total Assets ...................................      2,585,805      2,580,652      2,539,407      2,443,987      2,470,661
 Mortgage Loans Payable, Net, Unsecured Lines of
  Credit and Senior Unsecured Debt, Net .........      1,402,069      1,277,722      1,180,023      1,105,747      1,149,460
 Total Liabilities ..............................      1,525,587      1,400,727      1,329,576      1,228,637      1,261,102
 Partners' Capital ..............................      1,060,218      1,179,925      1,209,831      1,215,350      1,209,559
OTHER DATA:
 Cash Flows From Operating Activities ...........   $    137,212    $   145,943   $    151,889   $    183,533   $    147,902
 Cash Flows From Investing Activities ...........         12,248        (80,193)       (85,152)       (15,798)      (538,395)
 Cash Flows From Financing Activities ...........       (149,460)       (69,394)       (63,115)      (181,659)       399,444
 Total Properties (g) ...........................            798            812            865            868            886
 Total GLA, in square feet (g) ..................     49,867,755     52,214,832     55,615,111     54,788,585     57,403,413
 Occupancy Percentage (g) .......................             89%            91%            95%            96%            95%
============================================================================================================================

(a) Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa and Grand Rapids, Michigan.

(b) Represents a restructuring charge relating to severance costs, of which approximately $1.2 million is non-cash relating to immediate vesting of restricted units.

(c) The approximate $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Consolidated Operating Partnership's, through the Operating Partnership, settlement of its remaining interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Consolidated Operating Partnership's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Consolidated Operating Partnership, through the Operating Partnership, settled its position in the interest rate protection agreement.

(d) In 2002, the Consolidated Operating Partnership paid off and retired certain senior unsecured debt. The Consolidated Operating Partnership recorded an extraordinary loss of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Consolidated Operating Partnership, paid off and retired certain mortgage loans and certain senior unsecured debt. The Consolidated Operating Partnership recorded an extraordinary loss of approximately $10.3 million, which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

(e) On January 1, 2002, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

(f) In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. Consistent with SOP 98-5, the Consolidated Operating Partnership has reported a cumulative effect of a change in accounting principle in the amount of approximately $.7 million to reflect the write-off of the unamortized balance of organizational costs on the Consolidated Operating Partnership's balance sheet.

(g)  As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.0% ownership interest at December 31, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $250.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.0% interest in the Operating Partnership at December 31, 2002.

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

         As of December 31, 2002, the Consolidated Operating Partnership owned 798 in-service industrial properties, containing an aggregate of approximately
49.9 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2002, the Other Real Estate Partnerships owned 110 in-service industrial properties, containing an aggregate of approximately 10.1 million square feet of GLA. Of the 110 industrial properties owned by the Other Real Estate Partnerships at December 31, 2002, 19 are held by the Financing Partnership, 16 are held by the Securities Partnership, 16 are held by the Mortgage Partnership, 45 are held by the Pennsylvania Partnership, eight are held by the Harrisburg Partnership, five are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

         The Consolidated Operating Partnership believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. The Consolidated Operating Partnership maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Consolidated Operating Partnership's tenants to satisfy outstanding billings with the Consolidated Operating Partnership. If the financial condition of the Consolidated Operating Partnership's tenants were to deteriorate, an increase in the allowance may be required. Also, the Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. Future adverse changes in the Consolidated Operating Partnership's markets may cause an increase in this provision.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         At December 31, 2002, the Consolidated Operating Partnership owned 798 in-service properties with approximately 49.9 million square feet of GLA, compared to 812 in-service properties with approximately 52.2 million square feet of GLA at December 31, 2001. During 2002, the Consolidated Operating Partnership acquired 67 in-service properties containing approximately 4.2 million square feet of GLA, completed development of 17 properties totaling approximately 3.2 million square feet of GLA and sold 92 in-service properties totaling approximately 8.5 million square feet of GLA, four out of service properties and several land parcels. The Consolidated Operating Partnership also took eight properties out of service that are under redevelopment comprising approximately 1.4 million square feet of GLA, and placed in-service two properties comprising approximately .2 million square feet of GLA.

         Rental income and tenant recoveries and other income decreased by approximately $13.3 million or 4.4% due primarily to a decrease in same store rental income and tenant recoveries and other income as discussed below, as well as a decrease in rental income and tenant recoveries and other income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to properties sold subsequent to December 31, 2000, (other than property sales that were classified as discontinued operations). This decrease is partially offset by an increase in rental income and tenant recoveries and other income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to properties acquired subsequent to December 31, 2000. Rental income and tenant recoveries and other income from in-service properties owned prior to January 1, 2001 decreased by approximately $4.9 million or 2.0% due primarily to a decrease in average occupied GLA for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $2.2 million or 2.4%. This increase is due primarily to an increase in same-store property expenses and an increase in property expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to properties acquired subsequent to December 31, 2000. This increase is partially offset by a decrease in property expenses due to properties sold subsequent to December 31, 2000, (other than property sales that were classified as discontinued operations). Property expenses from in-service properties owned prior to January 1, 2001 increased by approximately $3.4 million or 5.0% due primarily to an increase in repairs and maintenance expense and insurance expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase in repairs and maintenance expense is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums.

         General and administrative expense increased by approximately $1.2 million due primarily to increases in employee compensation and additional employees for the year ended December 31, 2002 as compared to the year ended December 31, 2001, partially offset by the write-off of the Consolidated Operating Partnership's technology initiative investment of approximately $.7 million during the year ended December 31, 2001.

         Interest expense increased by approximately $8.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2002 ($1,392.6 million) as compared to the year ended December 31, 2001 ($1,269.3 million) and a decrease in capitalized interest for the year ended December 31, 2002 due to a decrease in development activities. This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2002 (6.80%) as compared to the year ended December 31, 2001 (7.05%).

         Amortization of deferred financing costs increased by approximately $.1 million or 6.7% due primarily to the amortization of deferred financing costs associated with the issuance of additional senior unsecured debt.

         Depreciation and other amortization increased by approximately $3.5 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2000.

         The valuation provision on real estate of approximately $6.5 million for the year ended December 31, 2001 represents a valuation provision on certain properties located in the Columbus, Ohio and Des Moines, Iowa markets.

         Equity in income of Other Real Estate Partnerships increased by approximately $5.1 million due primarily to an increase in gain on sale of real estate (whether classified as continuing operations or discontinued operations), offset by a decrease in net operating income (whether classified as continuing operations or discontinued operations) and a preferred distribution made by one of the Other Real Estate Partnerships in 2001.

         Equity in income of joint ventures increased by approximately $1.3 million due primarily to the increase in gain on sale of real estate of one of the Consolidated Operating Partnership's joint ventures, the start up of one of the Consolidated Operating Partnership's joint ventures in December 2001 and the Consolidated Operating Partnership recognizing its proportionate interest in a valuation provision recognized in one of the Consolidated Operating Partnership's joint ventures during the year ended December 31, 2001, offset by a loss on the sale of real estate of one of the Consolidated Operating Partnership's joint ventures.

         The approximate $16.4 million gain on sale of real estate for the year ended December 31, 2002 resulted from the sale of 12 industrial properties that were identified as held for sale at December 31, 2001, 15 industrial properties that were sold to one of the Consolidated Operating Partnership's joint ventures and several land parcels. Gross proceeds from these sales were approximately $152.4 million.

         The $42.9 million gain on sale of real estate for the year ended December 31, 2001 resulted from the sale of 124 industrial properties and several land parcels. Gross proceeds from these sales were approximately $317.6 million.

         Income from discontinued operations of approximately $42.0 million for the year ended December 31, 2002 reflects the results of operations and gain on sale of 69 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002, as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002. Gross proceeds from the sales of the 69 industrial properties were approximately $233.7 million, resulting in a gain on sale of real estate of approximately $33.4 million.

         Income from discontinued operations of approximately $10.4 million for the year ended December 31, 2001 reflects the results of operations of the 69 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002 as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002.

         The approximate $.9 million extraordinary loss for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.

         The $10.3 million extraordinary loss for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         At December 31, 2001, the Consolidated Operating Partnership owned 812 in-service properties with approximately 52.2 million square feet of GLA, compared to 865 in-service properties with approximately 55.6 million square feet of GLA at December 31, 2000. During 2001, the Consolidated Operating Partnership acquired 70 properties containing approximately 3.8 million square feet of GLA, completed development of six properties totaling approximately .9 million square feet of GLA and sold 120 in-service properties totaling approximately 7.2 million square feet of GLA, four out-of-service properties and several land parcels. The Consolidated Operating Partnership also took 13 properties out-of-service that were under redevelopment comprising approximately
1.2 million square feet of GLA, and placed in-service four properties comprising approximately .3 million square feet of GLA.

         Rental income and tenant recoveries and other income decreased by approximately $3.3 million or 1.1% due primarily to a decrease in rental income and tenant recoveries and other income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties sold subsequent to December 31, 1999. This decrease is partially offset by an increase in rental income and tenant recoveries and other income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties acquired subsequent to December 31, 1999. Rental income and tenant recoveries and other income from in-service properties owned prior to January 1, 2000 increased by approximately $3.0 million or 1.4% due primarily to an increase in property expenses (as discussed below) for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $.9 million or 1.0%. This increase is due primarily to an increase in same store property expenses as discussed below, as well as an increase in property expenses for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties acquired subsequent to December 31, 2000. This increase is partially offset by a decrease in property expenses for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties sold during the year ended December 31, 2000. Property expenses from in-service properties owned prior to January 1, 2000 increased by approximately $3.0 million or 4.9% due primarily to an increase in real estate taxes, repairs and maintenance and insurance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance expense is due primarily to an increase in insurance premiums.

         General and administrative expense increased by approximately $1.0 million due primarily to increases in employee compensation and additional employees for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and the write-off of the Consolidated Operating Partnership's technology initiative investment of approximately $.7 million during the year ended December 31, 2001.

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

         Depreciation and other amortization increased by approximately $6.9 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 1999 as well as additional depreciation due to fewer properties classified as held for sale throughout the year ended December 31, 2001 as compared to the year ended December 31, 2000.

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

         Equity in income of Other Real Estate Partnerships increased by approximately $14.9 million due primarily to an increase in gain on sale of real estate, offset by an increase in the valuation provision on real estate. During the year ended December 31, 2001, the Other Real Estate Partnerships sold eight industrial properties and several land parcels for a gain of approximately $21.4 million. During the year ended December 31, 2000, the Other Real Estate Partnerships sold four industrial properties and several parcels of land for a gain of approximately $3.9 million.

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

         Income from discontinued operations of approximately $10.4 million for the year ended December 31, 2001 reflects the results of operations of 69 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002, as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002.

         Income from discontinued operations of approximately $8.6 million for the year ended December 31, 2000 reflects the results of operations of the 69 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002, as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002.

         The $10.3 million extraordinary loss for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Consolidated Operating Partnership's restricted cash was approximately $28.3 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2002

         Net cash provided by operating activities of approximately $137.2 million for the year ended December 31, 2002 was comprised primarily of net income of approximately $136.4 million and adjustments for non-cash items of approximately $21.1 million, partially offset by the net change in operating assets and liabilities of approximately $20.3 million. The adjustments for the non-cash items of approximately $21.1 million are primarily comprised of depreciation and amortization of approximately $72.6 million and an extraordinary loss of approximately $.9 million from the early retirement of debt, partially offset by the gain on sale of real estate of approximately $49.8 million and the effect of the straight-lining of rental income of approximately $2.6 million.

         Net cash provided by investing activities of approximately $12.2 million for the year ended December 31, 2002 was comprised primarily of the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, the repayment of mortgage loans receivable and distributions from the Consolidated Operating Partnership's joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to Other Real Estate Partnerships and contributions to one of the Consolidated Operating Partnership's joint ventures and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes.

         Net cash used in financing activities of approximately $149.5 million for the year ended December 31, 2002 was comprised primarily of general partnership and limited partnership unit ("Unit") and preferred general partnership unit distributions, the redemption of preferred units, the repurchase of restricted units, the purchase of general partner units, repayments on mortgage loans payable, repayment of senior unsecured debt, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt and the net repayments on the Consolidated Operating Partnership's unsecured lines of credit, partially offset by proceeds from the issuance of senior unsecured debt, Unit contributions and a book overdraft.

YEAR ENDED DECEMBER 31, 2001

         Net cash provided by operating activities of approximately $145.9 million for the year ended December 31, 2001 was comprised primarily of net income of approximately $138.0 million and adjustments for non-cash items of approximately $41.9 million, partially offset by the net change in operating assets and liabilities of approximately $34.0 million. The adjustments for the non-cash items of approximately $41.9 million are primarily comprised of depreciation and amortization of approximately $70.6 million, a valuation provision on real estate of approximately $6.5 million, equity in net loss of joint ventures of approximately $.8 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, partially offset by the gain on sale of real estate of approximately $42.9 million and the effect of the straight-lining of rental income of approximately $3.4 million.

         Net cash used in investing activities of approximately $80.2 million for the year ended December 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to Other Real Estate Partnerships and contributions to one of the Operating Partnership's industrial real estate joint ventures, partially offset by a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges, the net proceeds from the sale of real estate, distributions from investment in Other Real Estate Partnerships, distributions from two of the three of the Operating Partnership's industrial real estate joint ventures and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $69.4 million for the year ended December 31, 2001 was comprised primarily of Unit and preferred general partnership unit distributions, the repurchase of restricted units, the purchase of general partner units, repayments on mortgage loans payable, repayment of senior unsecured debt, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt and prepayment fees incurred in the early retirement of two mortgage loans, partially offset by net borrowings under the Consolidated Operating Partnership's unsecured line of credit, Unit contributions, proceeds from the issuance of senior unsecured debt and a book overdraft.

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

         Net cash used in investing activities of approximately $85.2 million for the year ended December 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to Other Real Estate Partnerships and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the Operating Partnership's joint ventures and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $63.1 million for the year ended December 31, 2000 was comprised primarily of Unit and preferred general partnership unit distributions, the purchase of general partnership units and restricted units, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the Operating Partnership's unsecured line of credit, offset by the net borrowings under the Operating Partnership's unsecured line of credit and Unit contributions.

RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges was 1.73, 1.94 and 2.03 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in earnings to fixed charges between fiscal years 2002 and 2001 is primarily due to a decrease in income from continuing operations in fiscal year 2002 due to a decrease in rental income and tenant recoveries and other income and an increase in depreciation and amortization expense for fiscal year 2002 as compared to fiscal year 2001 as discussed in "Results of Operations" above, offset by a valuation provision on real estate in fiscal year 2001 as discussed in "Results of Operations" above. The decrease in earnings to fixed charges between fiscal years 2001 and 2000 is primarily due to a decrease in income from continuing operations in fiscal year 2001 due to a decrease in rental income and tenant recoveries and other income, an increase in depreciation and amortization expense and an increase in a valuation provision on real estate for fiscal year 2001 as compared to fiscal year 2000 as discussed in "Results of Operations" above.

SEGMENT REPORTING

         Management views the Consolidated Operating Partnership as a single segment.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALE OF REAL ESTATE

         During the year ended December 31, 2002, the Consolidated Operating Partnership acquired 67 industrial properties comprising, in the aggregate, approximately 4.2 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $181.6 million, excluding costs incurred in conjunction with the acquisition of the properties. Twenty-nine of the 67 industrial properties acquired, comprising approximately .8 million square feet of GLA, were acquired from two of the Consolidated Operating Partnership's joint ventures for an aggregate purchase price of approximately $32.3 million. The Consolidated Operating Partnership also completed the development of 17 industrial properties comprising approximately 3.2 million square feet of GLA at a cost of approximately $116.8 million.

         During the year ended December 31, 2002, the Consolidated Operating Partnership sold 69 industrial properties comprising approximately 5.8 million square feet of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately .9 million square feet of GLA that were classified as held for sale at December 31, 2001, 15 properties comprising approximately 2.3 million square feet of GLA that were sold to one of the Consolidated Operating Partnership's joint ventures and several land parcels. Gross proceeds from these sales were approximately $386.1 million. In accordance with FAS 144 (hereinafter defined), the results of operations and gain on sale of real estate for the 69 of the 96 sold properties that were not identified as held for sale at December 31, 2001, are included in discontinued operations.

         The Consolidated Operating Partnership has committed to the construction of 31 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $155.9 million. Of this amount, approximately $26.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flow from operations and borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of these development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

REAL ESTATE HELD FOR SALE

         At December 31, 2002, the Consolidated Operating Partnership had four industrial properties comprising approximately .3 million square feet of GLA held for sale. Income from operations of the four industrial properties held for sale for the years ended December 31, 2002, 2001 and 2000 is approximately $1.0 million, $1.1 million and $.9 million, respectively. Net carrying value of the industrial properties held for sale at December 31, 2002 is approximately $7.0 million. In accordance with FAS 144 (hereinafter defined), the results of operations of the four industrial properties identified as held for sale during 2002, are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

         During the year ended December 31, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $1.9 million (net of the intercompany elimination) in acquisition, asset management and property management fees from the Consolidated Operating Partnership's three industrial real estate joint ventures. The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, invested approximately $8.2 million and received distributions of approximately $2.7 million from the Consolidated Operating Partnership's three industrial real estate joint ventures. As of December 31, 2002, the Consolidated Operating Partnership's three industrial real estate joint ventures owned or had economic interests in 77 industrial properties comprising approximately 7.2 million square feet of GLA.

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

         On January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a loan in the amount of approximately $.7 million (the "LB Loan II"). On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II with no prepayment fee.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $1.0 million (the "Acquisition Mortgage Loan VI"). On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan VI with no prepayment fee.

         On March 20, 1996, the Consolidated Operating Partnership, through the Operating Partnership and the Indianapolis Partnership, entered into a $36.8 million mortgage loan (the "CIGNA Loan"). On October 1, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the CIGNA Loan with no prepayment fee.

         On December 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $3.6 million (the "Acquisition Mortgage Loan III"). On December 4, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan III with no prepayment fee.

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

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the" 2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing approximately $84.9 million of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired approximately $84.9 million of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded an extraordinary loss of approximately $.9 million comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing costs and legal costs.

UNSECURED LINE OF CREDIT

         On September 27, 2002, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300 million unsecured line of credit (the "2002 Unsecured Line of Credit", formerly, the "2000 Unsecured Line of Credit "). The 2002 Unsecured Line of Credit matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership's election. The net unamortized deferred financing costs related to the 2000 Unsecured Line of Credit and any additional deferred financing costs incurred amending the 2002 Unsecured Line of Credit are being amortized over the life of the 2002 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

INTEREST RATE SWAP AGREEMENTS

         In January 2002 and August 2002, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate swap agreements (the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's 2002 Unsecured Line of Credit. The Consolidated Operating Partnership designated the Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest rate swap agreement has a notional value of $25 million, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25 million, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that the Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income.

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

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At December 31, 2002, $1,306.8 million (approximately 93.2% of total debt at December 31, 2002) of the Consolidated Operating Partnership's debt was fixed rate debt (included in the fixed rate debt is $75.0 million of borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit which the Consolidated Operating Partnership fixed the interest rate via interest rate swap agreements) and $95.3 million (approximately 6.8% of total debt at December 31, 2002) of the Consolidated Operating Partnership's debt was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at December 31, 2002, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2002 by approximately $51.9 million, to $1,372.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2002 by approximately $56.5 million, to $1,481.1 million. A 10% increase in interest rates would decrease the fair value of the Written Option at December 31, 2002 by approximately $2.6 million, to $13.9 million. A 10% decrease in interest rates would increase the fair value of the Written Option at December 31, 2002 by approximately $2.8 million, to $19.3 million.

ISSUANCE OF UNITS AND EMPLOYEE STOCK OPTIONS

         During the year ended December 31, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 3,720 shares of restricted common stock to certain Directors. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $3.2 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

         During the year ended December 31, 2002, the Company issued 945,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53-$33.15 per share and expire ten years from the date of grant.

         For the year ended December 31, 2002, certain employees of the Company exercised 561,418 non-qualified employee stock options. Gross proceeds to the Company were approximately $15.9 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 561,418 Units to the Company.

DISTRIBUTIONS

         On April 1, 2002, the Operating Partnership paid first quarter 2002 distributions of $54.688 per unit on its 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"), $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the "Series C Preferred Units"), $49.687 per unit on its 7.95% Series D Cumulative Preferred Units (the "Series D Preferred Units") and $49.375 per unit on its 7.90% Series E Cumulative Preferred Units (the "Series E Preferred Units"). The preferred unit distributions paid on April 1, 2002, totaled, in the aggregate, approximately $7.2 million. On May 14, 2002, the Operating Partnership paid a prorated second quarter distribution of $26.736 per unit, totaling approximately $1.1 million on its Series B Preferred Units. On July 1, 2002, September 30, 2002 and December 31, 2002, the Operating Partnership paid second, third and fourth quarter distributions of $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on July 1, 2002, September 30, 2002 and December 31, 2002 each totaled, in the aggregate, approximately $5.0 million per fiscal quarter.

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

REPURCHASE OF UNITS

         During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

SUBSEQUENT EVENTS

         On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31.1 million.

         On March 5, 2003, the Operating Partnership declared a first quarter 2003 distribution of $.6850 per Unit which is payable on April 21, 2003. The Operating Partnership also declared first quarter 2003 distributions of $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2003.

         From January 1, 2003 to March 7, 2003, the Company awarded 1,073 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $.03 million on the date of grant. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the respective vesting period.

         From January 1, 2003 to March 7, 2003, the Consolidated Operating Partnership acquired or completed development of two industrial properties for a total estimated investment of approximately $26.7 million. The Consolidated Operating Partnership also sold five industrial properties and one land parcel for approximately $11.8 million of gross proceeds during this period.

         From January 1, 2003 to March 7, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

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

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of December 31, 2002 and March 7, 2003, $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At December 31, 2002, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.88%. As of March 7, 2003, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $91.7 million available in additional borrowings under the 2002 Unsecured Line of Credit. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70% or the Prime Rate, at the Company's election.

RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2002, this relative received approximately $.05 million in brokerage commissions paid by the Consolidated Operating Partnership.

ENVIRONMENTAL

         The Consolidated Operating Partnership incurred environmental costs of approximately $.1 million and approximately $.4 million in 2002 and 2001, respectively. The Consolidated Operating Partnership estimates 2003 costs of approximately $.5 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2003 and beyond with regard to currently identified environmental issues will not exceed approximately $.5 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

INFLATION

         For the last several years, inflation has not had a significant impact on the Consolidated Operating Partnership because of the relatively low inflation rates in the Consolidated Operating Partnership's markets of operation. Most of the Consolidated Operating Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Consolidated Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable the Consolidated Operating Partnership to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

OTHER

         In January 2002, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

         In April 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Consolidated Operating Partnership believes that FAS 145 will not have an impact on its consolidated financial position, liquidity and results of operations.

         In June 2002, the FASB issued Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. FAS 146 applies to costs associated with an exit or disposal activity including, but not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees and certain one-time termination benefits provided to current employees that are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Consolidated Operating Partnership does not expect FAS 146 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In November 2002, the FASB issued Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires footnote disclosure of certain other information pertaining to guarantees. FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement, and, in some cases, indirect guarantees of the indebtedness of others. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Consolidated Operating Partnership has adopted the disclosure requirements of FIN 45 as of December 15, 2002 and does not expect the recognition requirements, which are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, to have a material impact on the Consolidated Operating Partnership's financial position, liquidity, or results of operations.

         In December 2002, the FASB issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"). FAS 148 amends Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Consolidated Operating Partnership is adopting FAS 123, as amended by FAS 148, beginning January 1, 2003 using the Prospective Method of transition as described in FAS 148. The Consolidated Operating Partnership does not expect FAS 148 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Consolidated Operating Partnership is currently assessing the impact of FIN 46 on its consolidated financial position, liquidity, and results of operations.

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

         The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12 and Item 13 is incorporated herein by reference to the Company's definitive proxy statement in connection with its 2003 Annual Meeting of Stockholders (which will be filed no later than 120 days after the end of the Company's fiscal year end). Information contained in the parts of such proxy statement captioned "Stock Performance Graph", "Report of the Compensation Committee", "Report of the Audit Committee" and in statements with respect to the independence of the Audit Committee, and the Audit Committee Charter attached to such proxy statement, are specifically not incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that as of such date the Company's disclosure controls and procedures were effective.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                                     PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

         (a)   Financial Statements, Financial Statement Schedule and Exhibits

                  (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

(3) Exhibits:

Exhibit No.       Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.       Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.20 Nineteenth Amendment, dated as of June 26, 2002, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2002, File No 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

Exhibit No.       Description

4.9 Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial L.P., First Industrial Realty Trust, Inc., Bank One, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2002, File No. 1-13102)

4.10 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.11 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to
                  Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.12 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.13 Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011(incorporated by reference to
                  Exhibit 4.16 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.14 Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.15 Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.'s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership's Form 8-K, dated April 4, 2002, File No. 333-21873)

4.16 Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit
                  4.2 of the Operating Partnership's Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.17 Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership's Form 8-K, dated April 4, 2002, File No. 333-21873)

12.1*             Computation of ratios of earnings to fixed charges of First
                  Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13102)

23*               Consent of PricewaterhouseCoopers LLP

99.1*             Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002


*  Filed herewith.

   (a)      Reports on Form 8-K
            None.

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

                                    FIRST INDUSTRIAL, L.P.

                                    By:   FIRST INDUSTRIAL REALTY TRUST, INC.
                                          as general partner

Date: March 7, 2003                 By:    /s/ Michael W. Brennan
                                           -----------------------------
                                           Michael W. Brennan
                                           President, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)

Date: March 7, 2003                 By:    /s/ Michael J. Havala
                                           -----------------------------
                                           Michael J. Havala
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: March 7, 2003                 By:    /s/ Scott A. Musil
                                           -----------------------------
                                           Scott A. Musil
                                           Senior Vice President, Controller,
                                           Treasurer and Assistant Secretary
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                        Date
      ---------                           -----                        ----
/s/ Jay H. Shidler          Chairman of the Board of Directors     March 7, 2003
------------------------
    Jay H. Shidler

/s/ Michael W. Brennan      President, Chief Executive Officer     March 7, 2003
------------------------    and Director
    Michael W. Brennan

/s/ Michael G. Damone       Director of Strategic Planning         March 7, 2003
------------------------    and Director
    Michael G. Damone

________________________    Director
    John L. Lesher

/s/ Kevin W. Lynch          Director                               March 7, 2003
------------------------
    Kevin W. Lynch

/s/ John E. Rau             Director                               March 7, 2003
------------------------
    John E. Rau

/s/ Robert J. Slater        Director                               March 7, 2003
------------------------
    Robert J. Slater

/s/ W. Edwin Tyler          Director                               March 7, 2003
------------------------
    W. Edwin Tyler

/s/ J. Steven Wilson        Director                               March 7, 2003
------------------------
    J. Steven Wilson

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     OF FIRST INDUSTRIAL REALTY TRUST, INC.,
                    FIRST INDUSTRIAL, L.P.'s GENERAL PARTNER,
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael W. Brennan, certify that:

1.   I have reviewed this annual report on Form 10-K of First Industrial, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2002

                                           /s/ Michael W. Brennan
                                           -------------------------------------
                                           Michael W. Brennan
                                           President and Chief Executive Officer
                                           First Industrial Realty Trust, Inc.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     OF FIRST INDUSTRIAL REALTY TRUST, INC.,
                    FIRST INDUSTRIAL, L.P.'s GENERAL PARTNER,
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael J. Havala, certify that:

1.   I have reviewed this annual report on Form 10-K of First Industrial, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2002

                                           /s/ Michael J. Havala
                                           -------------------------------------
                                           Michael J. Havala
                                           Chief Financial Officer
                                           First Industrial Realty Trust, Inc.

                                  EXHIBIT INDEX

Exhibit No.       Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.       Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.20 Nineteenth Amendment, dated as of June 26, 2002, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2002, File No 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

Exhibit No.       Description

4.9 Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial L.P., First Industrial Realty Trust, Inc., Bank One, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2002, File No. 1-13102)

4.10 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.11 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to
                  Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.12 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.13 Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011(incorporated by reference to
                  Exhibit 4.16 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.14 Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.15 Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.'s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership's Form 8-K, dated April 4, 2002, File No. 333-21873)

4.16 Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit
                  4.2 of the Operating Partnership's Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.17 Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership's Form 8-K, dated April 4, 2002, File No. 333-21873)

12.1*             Computation of ratios of earnings to fixed charges of First
                  Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13102)

23*               Consent of PricewaterhouseCoopers LLP

99.1*             Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

* Filed herewith.

                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                   PAGE
                                                                                                   ----
FINANCIAL STATEMENTS

Report of Independent Accountants............................................................       F-2

Consolidated Balance Sheets of First Industrial, L.P. as of December 31, 2002
and 2001.....................................................................................       F-3

Consolidated Statements of Operations and Comprehensive Income of First
Industrial, L.P. for the Years Ended December 31, 2002, 2001 and 2000........................       F-4

Consolidated Statements of Changes in Partners' Capital of First Industrial, L.P. for
the Years Ended December 31, 2002, 2001 and 2000.............................................       F-5

Consolidated Statements of Cash Flows of First Industrial, L.P. for the Years Ended
December 31, 2002, 2001 and 2000.............................................................       F-6

Notes to Consolidated Financial Statements...................................................       F-7

FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants............................................................       S-1

Schedule III:   Real Estate and Accumulated Depreciation.....................................       S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
  First Industrial, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. (the "Operating Partnership") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                    PricewaterhouseCoopers LLP

Chicago, Illinois
February 11, 2003

                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               December 31,    December 31,
                                                                                   2002            2001
                                                                               ------------    ------------
                                  ASSETS
Assets:
 Investment in Real Estate:
  Land ....................................................................    $   363,543     $   368,725
  Buildings and Improvements ..............................................      1,829,922       1,801,097
  Furniture, Fixtures and Equipment .......................................          1,174           1,174
  Construction in Progress ................................................        122,331         140,887
  Less: Accumulated Depreciation ..........................................       (261,375)       (229,293)
                                                                               -----------     -----------
      Net Investment in Real Estate .......................................      2,055,595       2,082,590

Real Estate Held for Sale, Net of Accumulated Depreciation
 and Amortization of $2,135 at December 31, 2002 and $3,917
 at December 31, 2001 .....................................................          7,040          28,702
Investments in and Advances to Other Real Estate
 Partnerships .............................................................        377,776         378,350
Restricted Cash ...........................................................         28,350           6,394
Tenant Accounts Receivable, Net ...........................................          9,523          10,145
Investments in Joint Ventures .............................................         12,545           9,010
Deferred Rent Receivable ..................................................         12,765          12,140
Deferred Financing Costs, Net .............................................         11,449          10,173
Prepaid Expenses and Other Assets, Net ....................................         70,762          43,148
                                                                               -----------     -----------
      Total Assets ........................................................    $ 2,585,805     $ 2,580,652
                                                                               ===========     ===========

                     LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage Loans Payable, Net ..............................................    $    19,909     $    46,731
 Senior Unsecured Debt, Net ...............................................      1,211,860       1,048,491
 Unsecured Line of Credit .................................................        170,300         182,500
 Accounts Payable and Accrued Expenses ....................................         66,874          68,919
 Rents Received in Advance and Security Deposits ..........................         25,538          22,890
 Distributions Payable ....................................................         31,106          31,196
                                                                               -----------     -----------
      Total Liabilities ...................................................      1,525,587       1,400,727
                                                                               -----------     -----------
Commitments and Contingencies                                                           --              --

Partners' Capital:
 General Partner Preferred Units (100,000 and 140,000 units
  issued and outstanding at December 31, 2002 and 2001,
  respectively) ...........................................................        240,697         336,990
 General Partner Units (38,598,321 and 38,904,687 units issued and outstanding at December 31, 2002 and 2001,
  respectively) ...........................................................        665,647         686,544
 Unamortized Value of General Partnership Restricted Units ................         (4,307)         (6,247)
 Limited Partners' Units (6,811,956 and 6,972,649 units issued and outstanding at December 31, 2002 and 2001,
  respectively) ...........................................................        168,740         175,019
 Accumulated Other Comprehensive Loss .....................................        (10,559)        (12,381)
                                                                               -----------     -----------
      Total Partners' Capital .............................................      1,060,218       1,179,925
                                                                               -----------     -----------
      Total Liabilities and Partners' Capital .............................    $ 2,585,805     $ 2,580,652
                                                                               ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                               Year Ended     Year Ended     Year Ended
                                                                              December 31,   December 31,   December 31,
                                                                                  2002           2001           2000
                                                                              ------------   ------------   ------------
Revenues:
 Rental Income ............................................................    $ 220,134      $ 229,302      $ 241,284
 Tenant Recoveries and Other Income .......................................       69,902         74,000         65,308
                                                                               ---------      ---------      ---------
      Total Revenues ......................................................      290,036        303,302        306,592
                                                                               ---------      ---------      ---------
Expenses:
 Real Estate Taxes ........................................................       44,212         47,791         48,680
 Repairs and Maintenance ..................................................       19,641         16,742         15,722
 Property Management ......................................................       10,743         10,521         11,214
 Utilities ................................................................        7,489          7,786          7,690
 Insurance ................................................................        2,354          1,753          1,147
 Other ....................................................................        8,339          6,014          5,279
 General and Administrative ...............................................       19,230         17,990         16,971
 Interest Expense .........................................................       87,439         78,841         80,885
 Amortization of Deferred Financing Costs .................................        1,858          1,742          1,683
 Depreciation and Other Amortization ......................................       63,369         59,900         52,961
 Valuation Provision on Real Estate .......................................           --          6,490          2,169
                                                                               ---------      ---------      ---------
      Total Expenses ......................................................      264,674        255,570        244,401
                                                                               ---------      ---------      ---------
Income from Continuing Operations Before Equity in Income of Other Real
 Estate Partnerships, Equity in Income (Loss) of Joint Ventures, Income
 Allocated to Minority Interest and Gain on Sale of Real Estate ...........       25,362         47,732         62,191
Equity in Income of Other Real Estate Partnerships ........................       53,038         47,949         33,049
Equity in Income (Loss) of Joint Ventures .................................          463           (791)           571
Gain on Sale of Real Estate ...............................................       16,409         42,942         25,430
                                                                               ---------      ---------      ---------
Income from Continuing Operations .........................................       95,272        137,832        121,241
Income from Discontinued Operations (Including Gain on Sale of Real
 Estate of $33,439 for the Year Ended December 31, 2002) ..................       42,034         10,440          8,575
                                                                               ---------      ---------      ---------
Net Income Before Extraordinary Loss ......................................      137,306        148,272        129,816
Extraordinary Loss ........................................................         (888)       (10,309)            --
                                                                               ---------      ---------      ---------
Net Income ................................................................      136,418        137,963        129,816
Less: Preferred Unit Distributions ........................................      (23,432)       (28,924)       (28,924)
                                                                               ---------      ---------      ---------
Net Income Available to Unitholders .......................................    $ 112,986      $ 109,039      $ 100,892
                                                                               =========      =========      =========

Income from Continuing Operations Available to Unitholders Before
Extraordinary Loss Per Weighted Average Unit Outstanding:
      Basic ...............................................................    $    1.56      $    2.35      $    2.01
                                                                               =========      =========      =========
      Diluted .............................................................    $    1.55      $    2.33      $    2.00
                                                                               =========      =========      =========

Net Income Available to Unitholders Before Extraordinary Loss Per
 Weighted Average Unit Outstanding:

      Basic ...............................................................    $    2.47      $    2.57      $    2.20
                                                                               =========      =========      =========
      Diluted .............................................................    $    2.46      $    2.56      $    2.18
                                                                               =========      =========      =========

Net Income Available to Unitholders Per Weighted Average Unit
 Outstanding:
      Basic ...............................................................    $    2.45      $    2.35      $    2.20
                                                                               =========      =========      =========
      Diluted .............................................................    $    2.44      $    2.34      $    2.18
                                                                               =========      =========      =========

Net Income ................................................................    $ 136,418      $ 137,963      $ 129,816
Other Comprehensive Income (Loss):
      Cumulative Transition Adjustment ....................................           --        (14,920)            --
      Settlement of Interest Rate Protection Agreement ....................        1,772           (191)            --
      Mark-to-Market of Interest Rate Protection Agreements ...............         (126)          (231)            --
      Write-Off of Unamortized Interest Rate Protection
        Agreement Due to the Early Retirement of Debt .....................           --          2,156             --
      Amortization of Interest Rate Protection Agreements .................          176            805             --
                                                                               ---------      ---------      ---------
Comprehensive Income ......................................................    $ 138,240      $ 125,582      $ 129,816
                                                                               =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                               Year Ended      Year Ended      Year Ended
                                                                              December 31,    December 31,    December 31,
                                                                                  2002            2001            2000
                                                                              ------------    ------------    ------------
General Partner Preferred Units - Beginning of Year .......................   $   336,990     $   336,990     $   336,990
   Distributions ..........................................................       (23,432)        (28,924)        (28,924)
   Redemption of Series B Preferred Units .................................       (96,293)             --              --
   Net Income .............................................................        23,432          28,924          28,924
                                                                              -----------     -----------     -----------
General Partner Preferred Units - End of Year .............................   $   240,697     $   336,990     $   336,990
                                                                              ===========     ===========     ===========

General Partner Units - Beginning of Year .................................   $   686,544     $   698,247     $   694,899
   Contributions ..........................................................        16,247          18,894          12,769
   Issuance of General Partner Restricted Units ...........................         3,232           3,133           9,689
   Purchase of General Partnership Units ..................................       (29,493)        (28,399)        (11,699)
   Repurchase and Retirement of Restricted Units ..........................        (2,037)         (1,944)           (466)
   Redemption of Series B Preferred Units .................................        (3,148)             --              --
   Amortization of Stock Based Compensation ...............................           646             899             383
   Distributions ..........................................................      (107,020)       (104,407)        (97,531)
   Unit Conversions .......................................................         4,616           7,797           5,706
   Net Income .............................................................        96,060          92,324          84,497
                                                                              -----------     -----------     -----------
General Partner Units - End of Year .......................................   $   665,647     $   686,544     $   698,247
                                                                              ===========     ===========     ===========

Unamort. Value of Gen. Partner Restricted Units - Beg. of Year ............   $    (6,247)    $    (8,812)    $    (4,087)
   Issuance of General Partner Restricted Units ...........................        (3,232)         (3,133)         (9,689)
   Amortization of General Partner Restricted Units .......................         5,172           5,698           4,964
                                                                              -----------     -----------     -----------
Unamort. Value of Gen. Partner Restricted Units - End of Year .............   $    (4,307)    $    (6,247)    $    (8,812)
                                                                              ===========     ===========     ===========

Limited Partners Units - Beginning of Year ................................   $   175,019     $   183,406     $   187,548
   Contributions ..........................................................           735           1,406           3,387
   Redemption of Series B Preferred Units..................................          (559)             --              --
   Distributions ..........................................................       (18,765)        (18,711)        (18,218)
   Unit Conversions .......................................................        (4,616)         (7,797)         (5,706)
   Net Income .............................................................        16,926          16,715          16,395
                                                                              -----------     -----------     -----------
Limited Partners Units - End of Year ......................................   $   168,740     $   175,019     $   183,406
                                                                              ===========     ===========     ===========

Accum. Other Comprehensive Income - Beginning of Year .....................   $   (12,381)    $        --     $        --
   Cumulative Transition Adjustment .......................................            --         (14,920)             --
   Settlement of Interest Rate Protection Agreements ......................         1,772            (191)             --
   Mark-to-Market of Interest Rate Protection Agreements ..................          (126)           (231)             --
   Write-Off of Unamortized Interest Rate Protection Agreement
    Due to the Early Retirement of Debt ...................................            --           2,156              --
   Amortization of Interest Rate Protection Agreements ....................           176             805              --
                                                                              -----------     -----------     -----------
Accum. Other Comprehensive Income - End of Year ...........................   $   (10,559)    $   (12,381)    $        --
                                                                              ===========     ===========     ===========
Total Partners Capital at End of Year .....................................   $ 1,060,218     $ 1,179,925     $ 1,209,831
                                                                              ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          Year Ended          Year Ended          Year Ended
                                                                       December 31, 2002   December 31, 2001   December 31, 2000
                                                                       -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................          $ 136,418          $ 137,963            $ 129,816
 Adjustments to Reconcile Net Income to Net Cash Provided
      by Operating Activities:
 Depreciation ...................................................             56,762             54,623               49,496
 Amortization of Deferred Financing Costs .......................              1,858              1,742                1,683
 Other Amortization .............................................             13,986             14,229                9,650
 Valuation Provision on Real Estate .............................                 --              6,490                2,169
 Equity in (Income) Loss of Joint Ventures ......................               (463)               791                 (571)
 Distributions from Joint Ventures ..............................                463                 --                  571
 Gain on Sale of Real Estate ....................................            (49,848)           (42,942)             (25,430)
 Extraordinary Loss .............................................                888             10,309                   --
 Equity in Income of Other Real Estate Partnerships .............            (53,038)           (47,949)             (33,049)
 Distributions from Investment in Other Real Estate
      Partnerships ..............................................             53,038             47,949               33,049
 Increase in Tenant Accounts Receivable and Prepaid
      Expenses and Other Assets, Net ............................            (11,025)            (5,846)             (20,815)
 Increase in Deferred Rent Receivable ...........................             (2,575)            (3,268)                (830)
 (Decrease) Increase in Accounts Payable and Accrued
      Expenses and Rents Received in Advance and Security
      Deposits ..................................................             (9,252)           (28,148)               6,150
                                                                           ---------          ---------            ---------
      Net Cash Provided by Operating Activities .................            137,212            145,943              151,889
                                                                           ---------          ---------            ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of and Additions to Investment in Real Estate.....           (289,405)          (399,242)            (460,884)
      Net Proceeds from Sales of Investment in Real Estate ......            322,079            301,032              379,849
      Investments in and Advances to Other Real Estate
         Partnerships ...........................................           (103,628)          (163,666)            (102,695)
      Distributions/Repayments from Other Real Estate
         Partnerships ...........................................            104,202            166,546              102,238
      Contributions to and Investments in Joint Ventures ........             (8,207)            (6,025)                 (37)
      Distributions from Joint Ventures .........................              2,260              1,524                  287
      Repayment of Mortgage Loans Receivable ....................              6,903              3,005               18,190
      (Increase) Decrease in Restricted Cash ....................            (21,956)            16,633              (22,100)
                                                                           ---------          ---------            ---------
         Net Cash Provided by (Used In) in Investing Activities..             12,248            (80,193)             (85,152)
                                                                           ---------          ---------            ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Unit Contributions ........................................             15,895             18,521               12,478
      Unit Distributions ........................................           (125,875)          (122,203)            (113,632)
      Purchase of General Partner Units .........................            (29,493)           (28,399)             (11,699)
      Repurchase of Restricted Units ............................             (2,037)            (1,944)                (466)
      Redemption of Preferred Units .............................           (100,000)                --                   --
      Preferred Unit Distributions ..............................            (23,432)           (36,155)             (21,693)
      Repayments on Mortgage Loans Payable ......................            (38,626)           (14,476)              (1,780)
      Proceeds from Senior Unsecured Debt .......................            247,950            199,390                   --
      Other Proceeds from Senior Unsecured Debt .................              1,772                 --                   --
      Repayment of Senior Unsecured Debt ........................            (84,930)          (100,000)                  --
      Proceeds from Unsecured Lines of Credit ...................            500,100            398,300              290,200
      Repayments on Unsecured Lines of Credit ...................           (512,300)          (385,800)            (214,200)
      Book Overdraft ............................................              5,336             12,335                   --
      Cost of Debt Issuance and Prepayment Fees .................             (3,820)            (8,963)              (2,323)
                                                                           ---------          ---------            ---------
         Net Cash Used in Financing Activities ..................           (149,460)           (69,394)             (63,115)
                                                                           ---------          ---------            ---------
      Net (Decrease) Increase in Cash and Cash Equivalents ......                 --             (3,644)               3,622
      Cash and Cash Equivalents, Beginning of Period ............                 --              3,644                   22
                                                                           ---------          ---------            ---------
      Cash and Cash Equivalents, End of Period ..................          $      --          $      --            $   3,644
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       ORGANIZATION AND FORMATION OF PARTNERSHIP

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.0% ownership interest at December 31, 2002. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.0% interest in the Operating Partnership at December 31, 2002.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P, (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and FI Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined).

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         As of December 31, 2002, the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 798 in-service industrial properties, containing an aggregate of approximately 49.9 million square feet (unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 2002, the Other Real Estate Partnerships owned 110 in-service industrial properties, containing an aggregate of approximately 10.1 million square feet (unaudited) of GLA. Of the 110 industrial properties owned by the Other Real Estate Partnerships at December 31, 2002, 16 are held by the Mortgage Partnership, 45 are held by the Pennsylvania Partnership, 16 are held by the Securities Partnership, 19 are held by the Financing Partnership, eight are held by the Harrisburg Partnership, five are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.       BASIS OF PRESENTATION

         The consolidated financial statements of the Consolidated Operating Partnership at December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000 include the accounts and operating results of the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. on a consolidated basis. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships and the Operating Partnership's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) under the equity method of accounting.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2002 and 2001, and the reported amounts of revenues and expenses for each of the years ended December 31, 2002, 2001 and 2000. Actual results could differ from those estimates.

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

         Investment in Real Estate is carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Consolidated Operating Partnership estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Consolidated Operating Partnership will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will classify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Properties held for sale at December 31, 2002 represent properties in which the Consolidated Operating Partnership has an executed contract to sell.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                      Years
                                                      -----
Buildings and Improvements......................    31.5 to 40
Land Improvements...............................    15
Furniture, Fixtures and Equipment...............    5 to 10

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of compensation costs of leasing personnel) are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $7,169 and $5,563 at December 31, 2002 and 2001, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

Employee Benefit Plans

         At December 31, 2002, the Consolidated Operating Partnership has three stock incentive employee compensation plans, which are described more fully in
Note 12. The restricted stock awards are accounted for at cost and amortized over their vesting periods. The Consolidated Operating Partnership accounts for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the stock incentive plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by FAS 148, net income and earnings per share would have been the pro forma amounts indicated in the table below:

                                                                                             For the Year Ended
                                                                                    --------------------------------------
                                                                                       2002          2001          2000
                                                                                    ----------    ----------    ----------
Net Income Available to Unitholders - as reported...............................    $ 112,986     $ 109,039     $ 100,892
Add: Stock-Based Compensation Expense Included In Net Income
          Available to Unitholders - as reported................................          237           256           297
Less: Total Stock-Based Employee Compensation Expense Determined
          Under the Intrinsic Method............................................       (1,154)         (786)         (945)
                                                                                    ---------     ---------     ---------
Net Income Available to Unitholders - pro forma.................................    $ 112,069     $ 108,509     $ 100,244
                                                                                    =========     =========     =========
Net Income Available to Unitholders per Unit - as reported- Basic...............    $    2.45     $    2.35     $    2.20
Net Income Available to Unitholders per Unit - pro forma- Basic.................    $    2.43     $    2.34     $    2.18
Net Income Available to Unitholders per Unit - as reported - Diluted............    $    2.44     $    2.34     $    2.18
Net Income Available to Unitholders per Unit - pro forma  - Diluted.............    $    2.42     $    2.33     $    2.17

The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option pricing model with the following weighted average assumptions:
   Expected dividend yield......................................................         8.28%         8.22%         8.33%
   Expected stock price volatility..............................................        20.94%        20.75%        20.30%
   Risk-free interest rate......................................................         3.58%         4.91%         6.18%
   Expected life of options.....................................................         3.00          3.03          3.05

The weighted average fair value of options granted during 2002, 2001 and 2000 is $1.97, $2.49 and $2.91 per option, respectively.

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

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,707 as of December 31, 2002 and 2001. For accounts receivable the Consolidated Operating Partnership deems uncollectible, the Consolidated Operating Partnership uses the direct write-off method.

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

Income Taxes

         In accordance with partnership taxation, each of the partners are responsible for reporting their shares of taxable income or loss. The Consolidated Operating Partnership is subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

expense in the statement of operations and comprehensive income and has not been separately stated due to its insignificance.

Earnings Per Unit ("EPU")

         Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding. Net income per weighted average Unit - diluted is based on the weighted average Units outstanding plus the effect of the Company's in-the-money employee stock options that result in the issuance of general partnership units. See Note 11 for further disclosure about earnings per unit.

Fair Value of Financial Instruments

         The Consolidated Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

         The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 6 for the fair values of the mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

Derivative Financial Instruments

         Historically, the Consolidated Operating Partnership, through the Operating Partnership, has used interest rate protection agreements (the "Agreements") to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (partners' capital). Any agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Consolidated Operating Partnership's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Consolidated Operating Partnership's carrying value of the Agreements on the balance sheet. See Note 6 for more information on the Agreements.

Discontinued Operations

         On January 1, 2002, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Segment Reporting

         Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

         In April 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for fiscal years beginning after May 15, 2002. For financial statements issued in 2003 and after, prior period extraordinary losses due to debt extinguishment will be reclassified as part of continuing operations. The Consolidated Operating Partnership believes that FAS 145 will not have an impact on its consolidated financial position or liquidity.

         In June 2002, the FASB issued Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. FAS 146 applies to costs associated with an exit or disposal activity including, but not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees and certain one-time termination benefits provided to current employees that are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Consolidated Operating Partnership does not expect FAS 146 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In November 2002, the FASB issued Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires footnote disclosure of certain other information pertaining to guarantees. FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement, and, in some cases, indirect guarantees of the indebtedness of others. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Consolidated Operating Partnership has adopted the disclosure requirements of FIN 45 as of December 15, 2002 and does not expect the recognition requirements, which are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, to have a material impact on the Consolidated Operating Partnership's financial position, liquidity, or results of operations.

         In December 2002, the FASB issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"). FAS 148 amends Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Consolidated Operating Partnership is adopting FAS 123, as amended by FAS 148, beginning January

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

15, 2002. The Consolidated Operating Partnership is adopting FAS 123, as amended by FAS 148, beginning January 1, 2003 using the Prospective Method of transition as described in FAS 148. The Consolidated Operating Partnership does not expect FAS 148 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Consolidated Operating Partnership is currently assessing the impact of FIN 46 on its consolidated financial position, liquidity, and results of operations.

Reclassification

         Certain 2001 and 2000 items have been reclassified to conform to the 2002 presentation.

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

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                                                   Year Ended
                                                                           --------------------------
                                                                           December 31,  December 31,
                                                                               2002          2001
                                                                           ------------  ------------
                                         ASSETS
Assets:
        Investment in Real Estate, Net...................................   $  332,552    $ 355,504
        Real Estate Held for Sale, Net...................................           --        2,048
        Other Assets, Net................................................      102,784       72,643
                                                                            ----------    ---------
                Total Assets.............................................   $  435,336    $ 430,195
                                                                            ==========    =========
                           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
        Mortgage Loans Payable...........................................   $   40,080    $  40,728
        Other Liabilities................................................       14,126        7,811
                                                                            ----------    ---------
                 Total Liabilities.......................................       54,206       48,539
                                                                            ----------    ---------
        Partners' Capital................................................      381,130      381,656
                                                                            ----------    ---------
                 Total Liabilities and Partners' Capital.................   $  435,336    $ 430,195
                                                                            ==========    =========

Condensed Combined Statements of Operations:

                                                                                          Year Ended
                                                                           ----------------------------------------
                                                                           December 31,  December 31,  December 31,
                                                                               2002          2001          2000
                                                                           ------------  ------------  ------------
Total Revenues...........................................................   $  56,436     $  47,811     $  48,180
Property Expenses........................................................     (14,204)      (13,854)      (12,896)
Interest Expense.........................................................      (2,948)       (3,739)       (3,040)
Amortization of Deferred Financing Costs.................................         (67)          (67)          (67)
Depreciation and Other Amortization......................................     (10,825)       (8,407)       (9,170)
Valuation Provision on Real Estate.......................................          --        (3,010)         (731)
Gain on Sale of Real Estate..............................................          67        21,405         3,852
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $21,218 for the Year Ended December 31, 2002)..............      25,028         9,323        11,116
                                                                            ---------     ---------     ---------
Net Income...............................................................   $  53,487     $  49,462     $  37,244
                                                                            =========     =========     =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.       INVESTMENTS IN JOINT VENTURES

         On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a ten percent equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Operating Partnership has the right to purchase all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this right. The Consolidated Operating Partnership recognized approximately $1,137, $1,787 and $2,199 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2002, 2001 and 2000, respectively, from the September 1998 Joint Venture. For the year ended December 31, 2002, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, received distributions of approximately $313 from the September 1998 Joint Venture. For the year ended December 31, 2001, the Operating Partnership, through a wholly-owned limited liability company of which it is the sole member, received distributions of approximately $1,167 from the September 1998 Joint Venture. The Consolidated Operating Partnership accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 2002, the September 1998 Joint Venture owned 51 industrial properties comprising approximately 2.6 million square feet (unaudited) of GLA.

         On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a ten percent equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Consolidated Operating Partnership has the right to purchase all the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this right. The Consolidated Operating Partnership recognized approximately $411, $590 and $557 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2002, 2001 and 2000, respectively, from the September 1999 Joint Venture. For the year ended December 31, 2002, the Operating Partnership, through a wholly-owned limited liability company in which it is the sole member received distributions of approximately $1,598 from the September 1999 Joint Venture. For the year ended December 31, 2001, the Operating Partnership, through a wholly-owned limited liability company in which it is the sole member, received distributions of approximately $357 from the September 1999 Joint Venture. The Consolidated Operating Partnership accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 2002, the September 1999 Joint Venture owned two industrial properties comprising approximately .3 million square feet (unaudited) of GLA.

         On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership, owns a 15% equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. The Consolidated Operating Partnership recognized approximately $315 in property management fees in 2002, from the December 2001 Joint Venture. For the year ended December 31, 2002, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $8,207 in the December 2001 Joint Venture and received distributions of approximately $812 from the December 2001 Joint Venture. For the year ended December 31, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $6,025 in the December 2001 Joint Venture. The Consolidated Operating Partnership accounts for the December 2001 Joint Venture under the equity method of

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.       INVESTMENTS IN JOINT VENTURES, CONTINUED

accounting. As of December 31, 2002 the December 2001 Joint Venture had economic interests in 24 industrial properties comprising approximately 4.3 million square feet (unaudited) of GLA. Twenty-one of the 24 industrial properties were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture. The 15% gain deferral was netted against the Consolidated Operating Partnership's investment in joint ventures on the balance sheet. The 15% gain deferral reduced the Consolidated Operating Partnership's investment in joint ventures and will be recognized as gain on sale of real estate when the December 2001 Joint Venture sells any of the twenty-two properties that the Consolidated Operating Partnership sold to the December 2001 Joint Venture to a third party. If the Consolidated Operating Partnership repurchases any of the twenty-two properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT

Mortgage Loans Payable, Net

         On March 20, 1996, the Consolidated Operating Partnership, through the Operating Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that was collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bore interest at a fixed interest rate of 7.50% and provided for monthly principal and interest payments based on a 25-year amortization schedule. The Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the CIGNA Loan on October 1, 2002 with no prepayment fee.

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

         On January 31, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a loan in the amount of $705 (the "LB Loan II"). The LB Loan II was interest free until February, 1998, at which time the LB Loan II bore interest at 8.00% and provided for interest only payments prior to maturity. On June 14, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II with no prepayment fee.

         On October 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.50% and provided for monthly principal and interest payments based upon a 15-year amortization schedule. On May 31, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Operating Partnership recorded an extraordinary loss in 2001 of approximately $128 due to a prepayment fee.

         On December 9, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and interest payments based upon a 22-year amortization schedule. On June 27, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Operating Partnership recorded an extraordinary loss in 2001 of approximately $936 due to a prepayment fee.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         On December 23, 1997, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $3,598 (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III was collateralized by one property in Houston, Texas, bore interest at a fixed interest rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On December 4, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan III with no prepayment fee.

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

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI was collateralized by one property in Portland, Oregon, bore interest at a fixed rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On July 2, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan VI with no prepayment fee.

         On August 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII was collateralized by one property in Milwaukee, Oregon, bore interest at a fixed rate of 9.75% and provided for monthly principal and interest payments based on a 25-year amortization schedule. On December 3, 2001, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan VII with no prepayment fee.

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

Senior Unsecured Debt, Net

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The Consolidated Operating Partnership, through, the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $41, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

2007 Notes as an adjustment to interest expense. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired $84,930 of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded an extraordinary loss in 2002 of approximately $888 comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing costs and legal costs. Interest is paid semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $597 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 22, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 PATS"). The issue price of the 2011 PATS was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 PATS are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Consolidated Operating Partnership received approximately $1,781 of proceeds from the holder of the 2011 PATS as consideration for the Put Option. The Consolidated Operating Partnership amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $90, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 PATS as an adjustment to interest expense. The 2011 PATS contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

         On December 8, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $2,162, which is included in other comprehensive income. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

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

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Consolidated Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer. The Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $2,565, which is included in other comprehensive income. The Remarketing Dealer exercised its call option with respect to the 2011 Drs. On April 5, 2001, the Consolidated Operating Partnership repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105,565. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs., which it designated as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Operating Partnership has recorded an extraordinary loss in 2001 of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

         On July 14, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into interest rate protection agreements which were used to fix the interest rate on the 2028 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreements for a payment of approximately $11,504, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns less than a two percent interest.

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

         On April 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

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

Unsecured Lines of Credit

         In December 1997, the Operating Partnership entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Line of Credit") which bore interest at LIBOR plus .80% or a "Corporate Base Rate", at the Operating Partnership's election, and provided for interest only payments until maturity. In June 2000, the Operating Partnership amended the 1997 Unsecured Line of Credit which extended the maturity date to June 30, 2003 and included the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the "2000 Unsecured Line of Credit"). On September 27, 2002, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated the 2000 Unsecured Line of Credit (the "2002 Unsecured Line of Credit"). The 2002 Unsecured Line of Credit matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership's election. The net unamortized deferred financing costs related to the 2000 Unsecured Line of Credit and any additional deferred financing costs incurred amending the 2002 Unsecured Line of Credit are being amortized over the life of the 2002 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements". The 2002 Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         In September 2001, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate swap agreements (together, the "2001 Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Operating Partnership's outstanding borrowings on its unsecured line of credit. The Consolidated Operating Partnership designated both of these transactions as cash flow hedges. The first interest rate swap agreement had a notional value of $25,000, was effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate swap agreement has a notional value of $25,000, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. In January 2002 and August 2002, the Consolidated Operating Partnership, through the Operating Partnership, entered into two interest rate swap agreements (together, the "2002 Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's unsecured line of credit. The Consolidated Operating Partnership designated the 2002 Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest swap agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25,000, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the 2002 Interest Rate Swap Agreements will be treated as a component of interest expense. The Consolidated Operating Partnership anticipates that the 2001 Interest Rate Swap Agreements and the 2002 Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income. The following table discloses information about all of the Consolidated Operating Partnership's outstanding interest rate swap agreements (the "Interest Rate Swap Agreements") at December 31, 2002.

Notional Amount    Effective Date       Maturity Date     LIBOR Rate
---------------   -----------------   ------------------  ----------
   $  25,000      October 5, 2001     July 5, 2003          3.0775%
   $  25,000      February 4, 2002    February 4, 2003      2.4975%
   $  25,000      September 5, 2002   September 5, 2003      1.884%

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and unsecured lines of credit:

                                     OUTSTANDING  BALANCE AT         ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                 ------------------------------      ---------------------------   ----------------
                                 DECEMBER 31,      DECEMBER 31,      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,      MATURITY
                                     2002             2001              2002           2001             2002              DATE
                                 ------------      ------------      ------------   ------------   ----------------    ---------
MORTGAGE LOANS PAYABLE, NET
CIGNA Loan. ...................  $        --       $    33,214       $      --      $     207           7.500%              (6)
Assumed Loans..................        6,015             6,538              --             --           9.250%          1/01/13
LB Loan II.....................           --               705              --             24           8.000%              (1)
Acquisition Mortgage Loan III..           --             3,065              --             --           8.875%              (9)
Acquisition Mortgage Loan IV...        2,215             2,286              17             --           8.950%         10/01/06
Acquisition Mortgage Loan VI...           --               923  (2)         --              7           8.875%               (7)
Acquisition Mortgage Loan VIII         5,733                --              39             --           8.260%         12/01/19
Acquisition Mortgage Loan IX...        5,946                --              41             --           8.260%         12/01/19
                                 -----------       -----------       ---------      ---------
Total .........................  $    19,909       $    46,731       $      97      $     238
                                 ===========       ===========       =========      =========

SENIOR UNSECURED DEBT, NET
2005 Notes ....................  $    50,000       $    50,000       $     383      $     383           6.900%         11/21/05
2006 Notes ....................      150,000           150,000             875            875           7.000%         12/01/06
2007 Notes ....................      149,977   (3)     149,972  (3)      1,457          1,457           7.600%          5/15/07
2011 PATS .....................       99,610   (3)      99,563  (3)        942            942           7.375%          5/15/11  (4)
2017 Notes ....................       99,857   (3)      99,847  (3)        625            625           7.500%         12/01/17
2027 Notes ....................       15,052   (3)      99,877  (3)        138            914           7.150%          5/15/27  (5)
2028 Notes ....................      199,799   (3)     199,791  (3)      7,009          7,009           7.600%          7/15/28
2011 Notes ....................      199,502   (3)     199,441  (3)      4,343          4,343           7.375%          3/15/11
2012 Notes ....................      198,717   (3)          --           2,903             --           6.875%          4/15/12
2032 Notes ....................       49,346   (3)          --             818             --           7.750%          4/15/32
                                 -----------       -----------       ---------      ---------
Total  ........................  $ 1,211,860       $ 1,048,491       $  19,493      $  16,548
                                 ===========       ===========       =========      =========

UNSECURED LINES OF CREDIT

2000 Unsecured Line of Credit..  $        --       $   182,500       $      --      $     571              (8)               (8)
                                 ===========       ===========       =========      =========
2002 Unsecured Line of Credit..  $   170,300       $        --       $     415      $      --            2.88%          9/30/05
                                 ===========       ===========       =========      =========

(1) On June 14, 2002, The Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the LB Loan II

(2) At December 31, 2001, the Acquisition Mortgage Loan VI is net of an unamortized premium of $41.

(3) At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, the 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and $654,
     respectively. At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively.

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

(6) The Consolidated Operating Partnership paid off and retired the CIGNA Loan on October 1, 2002.

(7) On July 2, 2002, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan VI.

(8)  The 2000 Unsecured Line of Credit was amended and restated in September
     2002.

(9) The Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan III on December 4, 2002.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

Fair Value

         At December 31, 2002 and 2001, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, unsecured lines of credit and Put Option were as follows:

                                                     December 31, 2002                  December 31, 2001
                                              -------------------------------     ------------------------------
                                                 Carrying            Fair            Carrying          Fair
                                                  Amount             Value            Amount           Value
                                              -------------------------------     -------------    -------------
Mortgage Loans Payable....................... $     19,909       $     23,282     $      46,731    $     49,963
Senior Unsecured Debt........................    1,211,860          1,325,937         1,048,491       1,041,955
Unsecured Line of Credit (variable rate).....       95,300             95,300           132,500         132,500
Unsecured Line of Credit (fixed rate)........       75,000             75,357            50,000          50,231
Put Option...................................          350             16,480               604           6,290
                                              ------------       ------------     -------------    ------------
Total........................................ $  1,402,419       $  1,536,356     $   1,278,326    $  1,280,939
                                              ============       ============     =============    ============

         The fair values of the 2005 Notes, 2006 Notes and 2032 Notes were determined by quoted market prices. The fair values of the Consolidated Operating Partnerships remaining senior unsecured debt, mortgage loans payable, the fixed rate portion of the unsecured line of credit and Put Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the unsecured line of credit was not materially different than its carrying value due to the variable interest rate nature of the loan.

Other Comprehensive Income

         In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $204 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

         The following is a roll forward of the accumulated other comprehensive income balance relating to the Consolidated Operating Partnership's derivative transactions:

Balance at December 31, 2001.................................    $  (12,381)
     Settlement of Interest Rate Protection Agreements.......         1,772
     Mark-to-Market of Interest Rate Swap Agreements.........          (126)
     Amortization of Interest Rate Protection Agreements.....           176
                                                                 ----------
Balance at December 31, 2002.................................    $  (10,559)
                                                                 ==========

         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit for the next five years ending December 31, and thereafter:

                           Amount
                        -------------
2003..................  $        932
2004..................         1,010
2005..................       221,404
2006..................       153,022
2007..................       151,197
Thereafter............       877,714
                        ------------
Total.................  $  1,405,279
                        ============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   PARTNERS' CAPITAL

         The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units have an aggregate liquidation priority of $250,000 as of December 31, 2002 and $350,000 as of December 31, 2001. The Operating Partnership is required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the preferred general partnership units is required to alter such holder's rights as to allocations and distributions, to alter or modify such holder's rights with respect to redemption, to cause the early termination of the Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Unit Contributions:

         For the year ended December 31, 2002, the Operating Partnership issued 18,203 Units valued, in the aggregate, at $633 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership's financial statements as limited partner contributions.

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

         For the year ended December 31, 2002, certain employees of the Company exercised 561,418 non-qualified employee stock options. Gross proceeds to the Company approximated $15,895. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

         For the year ended December 31, 2001, certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company approximated $18,521. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

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

Preferred Contributions:

         On May 14, 1997 the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of approximately $96,292 received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"). On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary
Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002,

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   PARTNERS' CAPITAL, CONTINUED

the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25 per share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1,069. The Series B Cumulative Preferred Units were redeemed on May 14, 2002 as well.

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

         On April 1, 2002, the Operating Partnership paid first quarter distributions of $54.688 per unit on its Series B Preferred Units, $53.906 per Unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on April 1, 2002, totaled approximately $7,231. On May 14, 2002, the Operating Partnership paid a prorated second quarter distribution of $26.736 per unit, totaling approximately $1,069 on its Series B Preferred Units. On July 1, 2002, September 30, 2002 and December 31, 2002 the Operating Partnership paid second, third and fourth quarter distributions of $53.906 per unit on its Series C Preferred Units, $49.687 per unit on its Series D Preferred Units and $49.375 per unit on its Series E Preferred Units. The preferred unit distributions paid on July 1, 2002, September 30, 2002 and December 31, 2002 totaled approximately $5,044, respectively.

Repurchase of Units:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share. During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share. The Operating Partnership repurchased general

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   PARTNERS' CAPITAL, CONTINUED

partnership units from the Company in the same amount. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price of approximately $29.67 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

8.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2002, the Consolidated Operating Partnership acquired 67 in-service industrial properties comprising, in the aggregate, approximately 4.2 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $181,553, excluding costs incurred in conjunction with the acquisition of the properties. Twenty-one of the 67 industrial properties acquired, comprising approximately .6 million square feet (unaudited) of GLA, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $19,340. Eight of the 67 industrial properties acquired, comprising approximately .2 million square feet (unaudited) of GLA, were acquired from the September 1999 Joint Venture for an aggregate purchase price of approximately $13,000. The Consolidated Operating Partnership also completed the development of 17 properties comprising approximately 3.2 million square feet (unaudited) of GLA at a cost of approximately $116,806.

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

9.   SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 2002, the Consolidated Operating Partnership sold 69 industrial properties comprising approximately 5.8 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately .9 million square feet (unaudited) of GLA that were classified as held for sale at December 31, 2001, 15 properties comprising approximately 2.3 (unaudited) million square feet of GLA that were sold to the December 2001 Joint Venture and several land parcels. Gross proceeds from these sales were approximately $386,101. The gain on sale of real estate was approximately $49,848, of which $33,439 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 69 of the 96 sold properties that were not identified as held for sale at December 31, 2001, are included in discontinued operations.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.   SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE, CONTINUED

         In conjunction with certain property sales, the Consolidated Operating Partnership provided seller financing on behalf of certain buyers. At December 31, 2002, the Consolidated Operating Partnership had mortgage notes receivable outstanding of approximately $29,103, which is included as a component of prepaid expenses and other assets. At December 31, 2001, the Consolidated Operating Partnership had a mortgage note receivable outstanding of approximately $500, which is included as a component of prepaid expenses and other assets.

         At December 31, 2002, the Consolidated Operating Partnership had four industrial properties comprising approximately .3 million square feet (unaudited) of GLA held for sale. Net carrying value of the industrial properties held for sale at December 31, 2002 is approximately $7,040. In accordance with FAS 144, the results of operations of the four properties identified as held for sale during 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the four industrial properties held for sale by the Consolidated Operating Partnership.

                                                        YEAR ENDED
                                     ----------------------------------------------------
                                        2002                2001                 2000
                                     ---------          -------------       -------------
Total Revenues....................   $  1,891           $      1,972        $      1,682
Operating Expenses................       (719)                  (696)               (603)
Depreciation and Amortization.....       (220)                  (223)               (197)
                                     --------           ------------        ------------
Income from Operations............   $    952           $      1,053        $        882
                                     ========           ============        ============

         In connection with the Consolidated Operating Partnership's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Consolidated Operating Partnership determined in the fourth quarter of 2001 that an impairment valuation in the amount of approximately $6,490 should be recorded for certain properties located in the Columbus, Ohio and Des Moines, Iowa markets.

         In the fourth quarter of 2000, the Consolidated Operating Partnership recognized a valuation provision on real estate of approximately $2,169 relating to properties located in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                    Year Ended             Year Ended             Year Ended
                                                   December 31,           December 31,           December 31,
                                                       2002                   2001                   2000
                                                  ---------------        --------------         ---------------
   Interest paid, net of capitalized interest..   $        84,791        $       76,835         $        80,171
                                                  ===============        ==============         ===============
   Interest capitalized........................   $         7,792        $        9,950         $         5,203
                                                  ===============        ==============         ===============

Supplemental schedule of noncash investing and
financing activities:
   Distribution payable on units...............   $        31,106        $       31,196         $        30,281
                                                  ===============        ==============         ===============
   Distribution payable on preferred units.....   $            --        $           --         $         7,231
                                                  ===============        ==============         ===============

   Issuance of Units in exchange for property..   $           633        $        1,491         $         3,474
                                                  ===============        ==============         ===============

Exchange of Limited partnership units
   for General partnership units:
      Limited partnership units................   $         4,616        $       (7,797)        $        (5,706)
      General partnership units................            (4,616)                7,797                   5,706
                                                  ---------------        --------------         ---------------
                                                  $            --        $           --         $            --
                                                  ===============        ==============         ===============

In conjunction with the property and land
acquisitions, the following liabilities were
assumed:
   Purchase of real estate.....................   $       181,553        $      204,609         $       314,307
   Accounts payable and accrued expenses.......            (2,140)               (2,044)                 (3,820)
   Mortgage Debt...............................           (11,844)                   --                      --
                                                  ---------------        --------------         ---------------
                                                  $       167,569        $      202,565         $       310,487
                                                  ===============        ==============         ===============

In conjunction with certain property sales, the
Operating Partnership provided seller financing
on behalf of certain buyers:
   Notes receivable............................   $        35,462        $           --         $         7,749
                                                  ===============        ==============         ===============

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11.  EARNINGS PER UNIT

         The computation of basic and diluted EPU is presented below:

                                                                           Year Ended          Year Ended          Year Ended
                                                                          December 31,        December 31,        December 31,
                                                                              2002                2001                2000
                                                                         --------------      --------------      --------------
Numerator:

  Income from Continuing Operations...............................       $    95,272         $   137,832         $   121,241
  Less: Preferred Distributions...................................           (23,432)            (28,924)            (28,924)
                                                                         -----------         -----------         -----------
  Income from Continuing Operations Available to Unitholders
      Before Extraordinary Loss For Basic and Diluted EPU.........            71,840             108,908              92,317
  Discontinued Operations.........................................            42,034              10,440               8,575
                                                                         -----------         -----------         -----------
  Net Income Available to Unitholders Before Extraordinary
     Loss For Basic and Diluted EPU...............................           113,874             119,348             100,892
  Extraordinary Loss..............................................              (888)            (10,309)                 --
                                                                         -----------         -----------         -----------
  Net Income Available to Unitholders.............................       $   112,986         $   109,039         $   100,892
                                                                         ===========         ===========         ===========

Denominator:

  Weighted Average Units - Basic..................................        46,165,083          46,381,774          45,928,359

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options of
     the Company that Result in the Issuance of General
     Partnership Units............................................           201,868             278,527             256,069
                                                                         -----------         -----------         -----------

  Weighted Average Units Outstanding - Diluted....................        46,366,951          46,660,301          46,184,428
                                                                         ===========         ===========         ===========

Basic EPU:

  Income from Continuing Operations Available to Unitholders
     Before Extraordinary Loss....................................       $      1.56         $      2.35         $      2.01
                                                                         ===========         ===========         ===========
  Discontinued Operations.........................................       $       .91         $       .23         $       .19
                                                                         ===========         ===========         ===========
  Net Income Available to Unitholders Before Extraordinary
     Loss.........................................................       $      2.47         $      2.57         $      2.20
                                                                         ===========         ===========         ===========
  Extraordinary Loss..............................................       $      (.02)        $      (.22)        $        --
                                                                         ===========         ===========         ===========
  Net Income Available to Unitholders.............................       $      2.45         $      2.35         $      2.20
                                                                         ===========         ===========         ===========

Diluted EPU:

  Income from Continuing Operations Available to Unitholders
     Before Extraordinary Loss....................................       $      1.55         $      2.33         $      2.00
                                                                         ===========         ===========         ===========
  Discontinued Operations.........................................       $       .91         $       .22         $       .19
                                                                         ===========         ===========       =============
  Net Income Available to Unitholders Before Extraordinary
     Loss.........................................................       $      2.46         $      2.56         $      2.18
                                                                         ===========         ===========        ============
  Extraordinary Loss..............................................       $      (.02)        $      (.22)        $        --
                                                                         ===========         ===========        ============
  Net Income Available to Unitholders.............................       $      2.44         $      2.34         $      2.18
                                                                         ===========         ===========        ============

12.  FUTURE RENTAL REVENUES

         The Consolidated Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2002 are approximately as follows:

2003             $  214,848
2004                162,403
2005                114,916
2006                 76,493
2007                 50,827
Thereafter           81,176
                 ----------
      Total      $  700,663
                 ==========

         From January 1, 2003 to March 7, 2003, the Consolidated Operating Partnership acquired or completed development of two industrial properties for a total estimated investment of approximately $26,650. The Consolidated Operating Partnership also sold five industrial properties and one land parcel for approximately $11,793 of gross proceeds.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13.  EMPLOYEE BENEFIT PLANS

         The Company maintains three stock incentive plans, (the "Stock Incentive Plans"), which are administered by the Compensation Committee of the Board of Directors of the Company. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, independent Directors of the Company have received automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2002, stock options and restricted stock covering 4.0 million shares were outstanding and 3.6 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                                              Weighted Average
                                                                             Exercise Price per         Exercise Price per
                                                           Share                   Share                      Share
                                                     ------------------     -------------------        --------------------
Outstanding at December 31, 1999...............          2,776,267                 $27.04              $    18.25-$31.13
   Granted.....................................            937,250                 $27.34              $    27.13-$30.00
   Exercised or Converted......................           (605,550)                $24.58              $    18.25-$31.13
   Expired or Terminated.......................            (84,500)                $28.63              $    25.13-$31.13
                                                     -------------

Outstanding at December 31, 2000                         3,023,467                 $27.61              $    18.25-$31.13
   Granted.....................................          1,030,900                 $32.98              $   31.05-$33.125
   Exercised...................................           (717,836)                $25.99              $   20.25-$31.125
   Expired or Terminated.......................           (387,086)                $30.13              $  21.125-$33.125
                                                     -------------

Outstanding at December 31, 2001...............          2,949,445                 $29.55              $   18.25-$33.125
   Granted.....................................            945,600                 $30.72              $    30.53-$33.15
   Exercised...................................           (561,418)                $28.32              $   22.75-$33.125
   Expired or Terminated.......................                                    $30.52              $  25.125-$33.125
                                                          (190,992)
                                                     -------------

Outstanding at December 31, 2002...............          3,142,635                 $30.06              $    18.25-$33.15
                                                     =============

         The following table summarizes currently outstanding and exercisable options as of December 31, 2002:

                                                Options Outstanding                                   Options Exercisable
                            -----------------------------------------------------------     ---------------------------------------
                                                      Weighted
                                                      Average              Weighted                                   Weighted
                                Number               Remaining              Average             Number                 Average
Range of Exercise Price       Outstanding         Contractual Life      Exercise Price       Exercisable           Exercise Price
------------------------    ----------------     ------------------     ---------------     ----------------     ------------------
     $18.25-$27.69               782,352               5.88                  $25.61             658,098               $25.31
     $30.00-$33.15             2,360,283               7.73                  $31.54             944,763               $31.43

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13.  EMPLOYEE BENEFIT PLANS, CONTINUED

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2002, 2001 and 2000, the Company, through the Operating Partnership, made matching contributions of approximately $99, $220 and $211, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan. At December 31, 2002, 1,118,233 units were outstanding.

         During 2002, the Company awarded 90,260 shares of restricted Common Stock to certain employees and 3,720 shares of restricted Common Stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of approximately $3,232 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

         During 2001, the Company awarded 94,450 shares of restricted Common Stock to certain employees and 3,699 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $3,133 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

         During 2000, the Company awarded 355,139 shares of restricted Common Stock to certain employees and 3,663 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted Common Stock. The Operating Partnership issued Units to the Company in the same amount. These restricted shares of Common Stock had a fair value of approximately $9,689 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

14.  RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2002, 2001 and 2000, this relative received brokerage commissions in the amount of $51, $17, and $60, respectively, from the Consolidated Operating Partnership.

         The Consolidated Operating Partnership periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the years ended December 31, 2002 and 2001, the Consolidated Operating Partnership paid no fees to this entity. For the year ended December 31, 2000, the Consolidated Operating Partnership paid approximately $5 of fees to this entity.

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

         On November 19, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which one of the shareholders is the Chairman of the Board of Directors ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Consolidated Operating Partnership, through the Operating Partnership, sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2,521. TSIC has a

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

14.  RELATED PARTY TRANSACTIONS, CONTINUED

12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Operating Partnership and the Operating Partnership had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Operating Partnership. Due to the existence and exercise of the options mentioned above, the sales were not recognized.

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

         Thirteen properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Consolidated Operating Partnership's depreciated cost of the asset. The Consolidated Operating Partnership has no notice of any exercise of any tenant purchase option.

         The Consolidated Operating Partnership has committed to the construction of 31 industrial properties totaling approximately 2.8 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $155.9 million (unaudited). Of this amount, approximately $26.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

         At December 31, 2002, the Consolidated Operating Partnership, through the Operating Partnership had 11 letters of credit outstanding in the aggregate amount of $5,713. These letters of credit expire between March 2003 and August 2004.

16.  SUBSEQUENT EVENTS (UNAUDITED)

         On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31,106.

         On March 5, 2003, the Operating Partnership declared a first quarter 2003 distribution of $.6850 per Unit which is payable on April 21, 2003. The Operating Partnership also declared first quarter 2003 distributions of $53.906 per unit, $49.687 per unit and $49.375 per unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, totaling, in the aggregate, approximately $5,044, which is payable on March 31, 2003.

         From January 1, 2003 to March 7, 2003, the Company awarded 1,073 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $31 on the date of grant. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the respective vesting period.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

16.  SUBSEQUENT EVENTS (UNAUDITED), CONTINUED

         From January 1, 2003 to March 7, 2003, the Company repurchased 37,300 shares of it's common stock at a weighted average price of approximately $26.73 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes quarterly financial information of the Consolidated Operating Partnership. The first, second and third fiscal quarters of 2002 and all fiscal quarters in 2001 have been restated in accordance with FAS 144. As a result, income from continuing operations and income from discontinued operations in this table will not agree to the income from continuing operations and income from discontinued operations presented in prior financial statements filed with the Securities and Exchange Commission.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                                                                                      YEAR ENDED DECEMBER 31, 2002
                                                                     --------------------------------------------------------------
                                                                         FIRST         SECOND           THIRD            FOURTH
                                                                        QUARTER        QUARTER         QUARTER          QUARTER
                                                                     -----------    -------------   --------------   --------------
Total Revenues..................................................     $    70,556    $     73,001    $      72,981    $      73,498
Equity In Income of Other Real Estate Partnerships..............          15,395          17,668            7,182           12,793
Equity In Income (Loss) of Joint Ventures.......................             222             354              559             (672)

Gain on Sale of Real Estate.....................................           5,339           4,495            8,175           (1,600)

Income from Continuing Operations...............................          30,115          28,718           23,362           13,077
Income from Discontinued Operations.............................           4,631           7,019            8,838           21,546
Extraordinary Loss..............................................              --            (888)              --               --

Net Income......................................................          34,746          34,849           32,200           34,623
Preferred Unit Distributions....................................          (7,231)         (6,113)          (5,044)          (5,044)
                                                                     -----------    ------------    -------------    -------------
Net Income Available to Unitholders.............................     $    27,515    $     28,736    $      27,156    $      29,579

                                                                     ===========    ============    =============    =============
Earnings Per Unit:
  Income from Continuing Operations Available to Unitholders
   Before Extraordinary Loss per Weighted Average Unit
    Outstanding:
                                Basic...........................     $      0.50    $       0.49    $        0.39    $        0.18
                                                                     ===========    ============    =============    =============
                                Diluted.........................     $      0.50    $       0.49    $        0.39    $        0.17
                                                                     ===========    ============    =============    =============

   Net Income Available to Unitholders Before Extraordinary Loss
   per Weighted Average Unit Outstanding:
                                Basic...........................     $      0.60    $       0.64    $        0.58    $        0.64
                                                                     ===========    ============    =============    =============
                                Diluted.........................     $      0.60    $       0.64    $        0.58    $        0.64
                                                                     ===========    ============    =============    =============

   Net Income Available to Unitholders per Weighted Average
   Unit Outstanding:
                                Basic...........................     $      0.60    $       0.62    $        0.58    $        0.64
                                                                     ===========    ============    =============    =============
                                Diluted.........................     $      0.60    $       0.62    $        0.58    $        0.64
                                                                     ===========    ============    =============    =============

                                                                                     YEAR ENDED DECEMBER 31, 2001
                                                                     ---------------------------------------------------------------
                                                                        FIRST          SECOND           THIRD            FOURTH
                                                                       QUARTER         QUARTER         QUARTER          QUARTER
                                                                     ------------   -------------   --------------   ---------------
Total Revenues..................................................     $    79,421    $     76,316    $      73,060    $       74,505
Equity In Income of Other Real Estate Partnerships..............           9,295          14,693           14,718             9,243
Equity In Income (Loss) of Joint Ventures.......................             186             250              315            (1,542)

Gain on Sale of Real Estate.....................................          11,919           9,693           12,131             9,199

Income from Continuing Operations...............................          36,769          39,643           42,164            19,256
Income from Discontinued Operations.............................           2,608           2,716            3,108             2,008
Extraordinary Loss..............................................              --         (10,309)              --               --
Net Income......................................................          39,377          32,050           45,272            21,264
Preferred Unit Distributions....................................          (7,231)         (7,231)          (7,231)           (7,231)
                                                                     -----------    ------------    -------------    --------------
Net Income Available to Unitholders.............................     $    32,146    $     24,819    $      38,041    $      14,033
                                                                     ===========    ============    =============    ==============
Earnings Per Unit:
  Income from Continuing Operations Available to Unitholders
   Before Extraordinary Loss per Weighted Average Unit
    Outstanding:
                                Basic...........................     $      0.64    $       0.70    $        0.75    $         0.26
                                                                     ===========    ============    =============    ==============
                                Diluted.........................     $      0.63    $       0.69    $        0.74    $         0.26
                                                                     ===========    ============    =============    ==============
   Net Income Available to Unitholders Before Extraordinary Loss
   per Weighted Average Unit Outstanding:
                                                                     ===========    ============    =============    ==============
                                Basic...........................     $      0.70    $       0.75    $        0.81    $         0.30
                                                                     ===========    ============    =============    ==============
                                Diluted.........................     $      0.69    $       0.75    $        0.81    $         0.30
                                                                     ===========    ============    =============    ==============

   Net Income Available to Unitholders per Weighted Average
   Unit Outstanding:
                                Basic...........................     $      0.70    $       0.53    $        0.81    $         0.30
                                                                     ===========    ============    =============    ==============
                                Diluted.........................     $      0.69    $       0.53    $        0.81    $         0.30
                                                                     ===========    ============    =============    ==============

                                OTHER REAL ESTATE PARTNERSHIPS
                INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                         PAGE
                                                                                         ----
FINANCIAL STATEMENTS

Report of Independent Accountants...............................................         F-34

Combined Balance Sheets of the Other Real Estate Partnerships as of December 31,
2002 and 2001...................................................................         F-35

Combined Statements of Operations of the Other Real Estate Partnerships for the
Years Ended December 31, 2002, 2001 and 2000....................................         F-36

Combined Statements of Changes in Partners' Capital of the Other Real Estate
Partnerships for the Years Ended December 31, 2002, 2001 and 2000...............         F-37

Combined Statements of Cash Flows of the Other Real Estate Partnerships for the
Years Ended December 31, 2002, 2001 and 2000....................................         F-38

Notes to Combined Financial Statements..........................................         F-39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
the Other Real Estate Partnerships

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Other Real Estate Partnerships adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                              PricewaterhouseCoopers LLP

Chicago, Illinois
February 11, 2003

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                   December 31,        December 31,
                                                                      2002                 2001
                                                                 ----------------    ----------------
                                            ASSETS
Assets:
   Investment in Real Estate:
      Land....................................................   $      52,055       $      53,103
      Buildings and Improvements..............................         327,526             336,556
      Furniture, Fixtures and Equipment.......................              84                  84
      Construction in Progress................................              --              13,288
      Less: Accumulated Depreciation..........................         (47,113)            (47,527)
                                                                 -------------       -------------
         Net Investment in Real Estate........................         332,552             355,504

   Real Estate Held for Sale, Net of Accumulated Depreciation
     and Amortization of $116 at December 31, 2001...........               --               2,048
   Cash and Cash Equivalents..................................           2,316               1,650
   Restricted Cash............................................           2,768              16,370
   Tenant Accounts Receivable, Net............................           1,055               1,811
   Deferred Rent Receivable...................................           1,512               3,302
   Deferred Financing Costs, Net..............................           1,478               1,544
   Prepaid Expenses and Other Assets, Net.....................          93,655              47,966
                                                                 -------------       -------------
        Total Assets..........................................   $     435,336       $     430,195
                                                                 =============       =============

                                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage Loans Payable, Net................................   $      40,080       $      40,728
   Accounts Payable and Accrued Expenses......................          10,140               4,017
   Rents Received in Advance and Security Deposits............           3,986               3,794
                                                                 -------------       -------------
              Total Liabilities...............................          54,206              48,539
                                                                 -------------       -------------

Commitments and Contingencies.................................              --                  --

Partners' Capital                                                      381,130             381,656
                                                                 -------------       -------------
        Total Liabilities and Partners' Capital...............   $     435,336       $     430,195
                                                                 =============       =============

    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    Year Ended          Year Ended           Year Ended
                                                                   December 31,        December 31,          December 31,
                                                                       2002                2001                  2000
                                                                 ---------------       ------------         --------------
Revenues:
   Rental Income..............................................   $      43,586         $     37,273         $     36,959
   Tenant Recoveries and Other Income.........................          12,850               10,538               11,221
                                                                 -------------         ------------         ------------
        Total Revenues.......................................           56,436               47,811               48,180
                                                                 -------------         ------------         ------------

Expenses:
   Real Estate Taxes..........................................           6,703                5,861                5,585
   Repairs and Maintenance....................................           2,155                1,653                1,229
   Property Management........................................           1,785                1,500                1,398
   Utilities..................................................           1,633                1,140                1,539
   Insurance..................................................             436                  259                  162
   Other......................................................           1,492                3,441                2,983
   Interest...................................................           2,948                3,739                3,040
   Amortization of Deferred Financing Costs...................              67                   67                   67
   Depreciation and Other Amortization........................          10,825                8,407                9,170
   Valuation Provision on Real Estate.........................              --                3,010                  731
                                                                 -------------         ------------         ------------
        Total Expenses........................................          28,044               29,077               25,904
                                                                 -------------         ------------         ------------

Income from Continuing Operations Before Gain on Sale of
   Real Estate................................................          28,392               18,734               22,276
Gain on Sale of Real Estate...................................              67               21,405                3,852
                                                                 -------------         ------------         ------------
Income from Continuing Operations.............................          28,459               40,139               26,128
Income from Discontinued Operations (Including Gain on Sale
   of Real Estate of $21,218 for the Year Ended December 31,
   2002)......................................................          25,028                9,323               11,116
                                                                 -------------         ------------         ------------
Net Income....................................................   $      53,487         $     49,462         $     37,244
                                                                 =============         ============         ============

    The accompanying notes are an integral part of the financial statements.

               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                 Total
                                              -----------
Balance at December 31, 1999..........         $  394,950
   Contributions......................             95,425
   Distributions......................           (140,384)
   Net Income.........................             37,244
                                               ----------
Balance at December 31, 1999..........         $  387,235
                                               ----------
   Contributions......................            164,960
   Distributions......................           (178,706)
   Redemption of Preferred Partnership
      Interest........................            (41,295)
   Net Income.........................             49,462
                                               ----------
Balance at December 31, 2000..........         $  381,656
                                               ----------
   Contributions......................            104,473
   Distributions......................           (158,486)
   Net Income.........................             53,487
                                               ----------
Balance at December 31, 2001..........         $  381,130
                                               ==========

    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 Year Ended             Year Ended             Year Ended
                                                              December 31, 2002      December 31, 2001       December 31, 2000
                                                              -----------------      -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................................       $     53,487           $     49,462            $     37,244

   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
   Depreciation..........................................             10,763                 11,321                  10,344
   Amortization of Deferred Financing Costs..............                 67                     67                      67
   Other Amortization....................................              1,309                  1,236                   1,053
   Valuation Provision on Real Estate....................                 --                  3,010                     731
   Gain on Sale of Real Estate...........................            (21,285)               (21,405)                 (3,866)
   Increase in Tenant Accounts Receivable and
      Prepaid Expenses and Other Assets, Net.............             (4,926)               (13,802)                 (4,299)
   Decrease (Increase) in Deferred Rent  Receivable......                628                   (231)                   (644)
   Increase (Decrease) in Accounts Payable and Accrued
      Expenses and Rents Received in Advance and Security
      Deposits...........................................              5,373                (16,954)                  8,583
   (Increase) Decrease in Restricted Cash................               (102)                (1,452)                    406
                                                                ------------           ------------            ------------
      Net Cash Provided by Operating Activities..........             45,314                 11,252                  49,619
                                                                ------------           ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and Additions to Investment in Real Estate            (47,269)                  (769)                (33,200)
   Net Proceeds from Sales of Investment in Real Estate..             43,608                 51,943                  28,000
   Repayment of Mortgage Loans Receivable................             13,599                  6,865                   2,764
   Decrease (Increase) in Restricted Cash................             13,704                (13,730)                   (169)
                                                                ------------           ------------            ------------
      Net Cash Provided by (Used in) Investing Activities             23,642                 44,309                  (2,605)
                                                                ------------           ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions.........................................            104,473                185,514                  95,425
   Distributions.........................................           (158,486)              (199,260)               (140,384)
   Repayments on Mortgage Loans Payable..................               (608)                  (566)                   (520)
   Redemption of Preferred Units.........................                ---                (41,295)                    ---
   Purchase of U.S. Government Securities................            (13,669)                (1,123)                 (1,244)
                                                                ------------           ------------            ------------
      Net Cash Used in Financing Activities..............            (68,290)               (56,730)                (46,723)
                                                                ------------           ------------            ------------
   Net Increase (Decrease) in Cash and Cash Equivalents..                666                 (1,169)                    291
   Cash and Cash Equivalents, Beginning of Period........              1,650                  2,819                   2,528
                                                                ------------           ------------            ------------
   Cash and Cash Equivalents, End of Period..............       $      2,316           $      1,650            $      2,819
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   ORGANIZATION AND FORMATION OF PARTNERSHIPS

     First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.0% ownership interest at December 31, 2002. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 15.0% interest in the Operating Partnership at December 31, 2002.

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

     On a combined basis, as of December 31, 2002, the Other Real Estate partnerships owned 110 in-service industrial properties, containing an aggregate of approximately 10.1 million square feet (unaudited) of GLA. Of the 110 industrial properties owned by the Other Real Estate Partnerships at December 31, 2002, 16 are held by the Mortgage Partnership, 45 are held by the Pennsylvania Partnership, 16 are held by the Securities Partnership, 19 are held by the Financing Partnership, eight are held by the Harrisburg Partnership, five are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   BASIS OF PRESENTATION

     The combined financial statements of the Other Real Estate Partnerships at December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2002 and 2001, and the reported amounts of revenues and expenses for each of the years ended December 31, 2002, 2001 and 2000. Actual results could differ from those estimates.

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

     Investment in Real Estate is carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Other Real Estate Partnerships estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Other Real Estate Partnerships will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Other Real Estate Partnerships ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, the Other Real Estate Partnerships decides not to sell a property previously classified as held for sale, the Other Real Estate Partnerships will classify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Properties held for sale at December 31, 2002 represent properties in which the Company has an executed contract to sell.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Interest expense, real estate taxes, compensation costs of development personnel and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                            Years
                                                            -----
Buildings and Improvements...........................     31.5 to 40
Land Improvements....................................     15
Furniture, Fixtures and Equipment....................     5 to 10

     Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of compensation costs of leasing personnel) are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $449 and $383 at December 31, 2002 and 2001, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Revenue Recognition

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Other Real Estate Partnerships.

     The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $343 as of December 31, 2002 and December 31, 2001. For accounts receivable the Other Real Estate Partnerships deem uncollectible, the Other Real Estate Partnerships uses the direct write-off method.

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

Discontinued Operations

     On January 1, 2002, the Other Real Estate Partnerships adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Other Real Estate Partnerships as a result of the disposal transaction and (b) the Other Real Estate Partnerships will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

     Management views the Other Real Estate Partnerships as a single segment.

Recent Accounting Pronouncements

     In April 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for fiscal years beginning after May 15, 2002. In January of 2003, the Other Real Estate Partnerships paid off and retired the 1995 Mortgage Loan (hereinafter defined). As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(hereinafter defined), the Company wrote off unamortized deferred financing costs in the amount of approximately $1.5 million. Prior to the issuance of FAS 145, this write off would have been characterized as extraordinary. Under FAS 145, it is not considered extraordinary, but instead part of continuing operations. For financial statements issued in 2003 and after, prior period extraordinary losses due to debt extinguishment will be reclassified as part of continuing operations. The Other Real Estate Partnerships believe that FAS 145 will not have an impact on its consolidated financial position or liquidity.

     In June 2002, the FASB issued Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. FAS 146 applies to costs associated with an exit or disposal activity including, but not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees and certain one-time termination benefits provided to current employees that are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Other Real Estate Partnerships do not expect FAS 146 to have a material effect on its consolidated financial position, liquidity, or results of operations.

     In November 2002, the FASB issued Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires footnote disclosure of certain other information pertaining to guarantees. FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement, and, in some cases, indirect guarantees of the indebtedness of others. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Other Real Estate Partnerships has adopted the disclosure requirements of FIN 45 as of December 15, 2002 and does not expect the recognition requirements, which are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, to have a material impact on the Other Real Estate Partnership's financial position, liquidity, or results of operations.

     In December 2002, the FASB issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"). FAS 148 amends Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Other Real Estate Partnerships is adopting FAS 123, as amended by FAS 148, beginning January 1, 2003 using the Prospective Method of transition as described in FAS 148. The Other Real Estate Partnerships do not expect FAS 148 to have a material effect on its consolidated financial position, liquidity, or results of operations.

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1,

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Other Real Estate Partnerships are currently assessing the impact of FIN 46 on its consolidated financial position, liquidity, and results of operations.

Reclassification

     Certain 2001 and 2000 items have been reclassified to conform to the 2002 presentation.

4.   MORTGAGE LOANS PAYABLE, NET

     On December 29, 1995 the Other Real Estate Partnerships, through the Mortgage Partnership, borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Other Real Estate Partnerships purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. In March 2001, the Other Real Estate Partnerships purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. In January 2002, the Other Real Estate Partnerships purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. In June 2002, the Other Real Estate Partnerships purchased approximately $1.9 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.9 million of the 1995 Mortgage Loan. In December 2002, the Other Real Estate Partnerships purchased approximately $11.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $11.1 million of the 1995 Mortgage Loan. The terms of these legal defeasances require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of these legal defeasances, seven properties collateralizing the 1995 Mortgage Loan were released and subsequently sold. The Other Real Estate Partnerships is carrying the defeased portions of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portions of the 1995 Mortgage Loan in January 2003. The 1995 Mortgage Loan provided for monthly principal and interest payments based on a 28-year amortization schedule and was to mature on January 11, 2026. The interest rate under the 1995 Mortgage Loan was fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate was to adjust through a predetermined formula based on the applicable Treasury rate. At December 31, 2002, the 1995 Mortgage Loan was collateralized by 16 properties held by the Mortgage Partnership. On January 13, 2003, the Other Real Estate Partnerships, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves were required to be and have been set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and re-leasing costs. The amount of cash reserves segregated for security deposits was adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance was determined by the lender and approximated the next periodic payment of such items. The amount included in the cash reserves relating to re-leasing costs resulted from a deposit of a lease termination fee that was to be used to cover costs of re-leasing that space. At December 31, 2002 and 2001, these reserves totaled $2,768 and $2,640, respectively, and are included in restricted cash. Such cash reserves were invested in a money market fund at December 31, 2002. The maturity of these investments is one day; accordingly, cost approximates fair value. On January 13, 2003, the Other Real Estate Partnerships, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan at which time such cash reserves were released to the Other Real Estate Partnerships.

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

     The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:


                                    OUTSTANDING BALANCE AT            ACCRUED INTEREST PAYABLE AT     INTEREST RATE AT
                                    ----------------------            ---------------------------     ----------------

                                DECEMBER 31,       DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,       MATURITY
                                   2002                2001              2002            2001               2002             DATE
                               ------------       ------------       ------------    ------------       --------------    ----------
MORTGAGE LOANS PAYABLE
1995 Mortgage Loan...........  $    37,482   (1)  $    38,063   (1)  $     158       $      160             7.22%           1/11/26
Acquisition Mortgage Loan V..        2,598   (2)        2,665   (2)         18                -             9.01%           9/01/06
                               -----------        -----------        ---------       ----------
Total........................  $    40,080        $    40,728        $     176       $      160
                               ===========        ===========        =========       ==========

(1)  The entire loan was paid off and retired on January 2003.

(2) At December 31, 2002 and 2001, the Acquisition Mortgage Loan V is net of unamortized premiums of $143 and $180, respectively.

Fair Value:

     At December 31, 2002 and 2001, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:

                                        December 31, 2002                    December 31, 2001
                               --------------------------------        ----------------------------
                                   Carrying             Fair            Carrying            Fair
                                    Amount              Value            Amount            Value
                               ------------         -----------        ------------    ------------
Mortgage Loans Payable.....    $      40,080        $    40,069        $   40,728      $     41,317
                               -------------        -----------        ----------      ------------
Total......................    $      40,080        $    40,069        $   40,728      $     41,317
                               =============        ===========        ==========      ============

     The fair value of the Other Real Estate Partnerships' mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     The following is a schedule of maturities of the mortgage loans for the next four years ending December 31, and thereafter:

                             Amount
                          -----------
2003..................    $    37,514
2004..................             34
2005..................             37
2006 .................          2,352
                          -----------
Total.................    $    39,937
                          ===========

     The Other Real Estate Partnerships, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan on January 13, 2003. As a result, the 1995 Mortgage Loan is shown as maturing in 2003.

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

6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     In 2002, the Other Real Estate Partnerships acquired 23 in-service industrial properties comprising, in the aggregate, approximately 1.4 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $57,855, excluding costs incurred in conjunction with the acquisition of the properties.

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

7.   SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

     In 2002, the Other Real Estate Partnerships sold 17 industrial properties comprising approximately 2.8 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, one property comprising approximately .1 million square feet (unaudited) of GLA that was sold to the December 2001 Joint Venture, one land parcel and assigned to third parties the right to purchase certain properties. Gross proceeds from these sales were approximately $87,410. The gain on sale of real estate was approximately $21,285, of which $21,218 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 17 of the 18 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment to third parties of the right to purchase certain properties are included in discontinued operations.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE, CONTINUED

     In conjunction with certain property sales, the Other Real Estate Partnerships provides seller financing on behalf of certain buyers. At December 31, 2002, the Other Real Estate Partnerships had mortgage notes receivable outstanding of approximately $55,572, which is included as a component of prepaid expenses and other assets. At December 31, 2001, the Other Real Estate Partnerships had mortgage notes receivable outstanding of approximately $26,743, which is included as a component of prepaid expenses and other costs.

     At December 31, 2002, the Other Real Estate Partnerships had no properties held for sale.

     In connection with the Other Real Estate Partnerships' periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Other Real Estate Partnerships determined in 2001 that an impairment valuation in the amount of approximately $3,010 should be recorded for certain properties located in the Des Moines, Iowa and Indianapolis, Indiana markets.

     In 2000, the Other Real Estate Partnerships recognized a valuation provision on real estate held for sale of approximately $731 relating to properties located in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                 Year Ended        Year Ended          Year Ended
                                 December 31,      December 31,        December 31,
                                    2002              2001                2000
                                ------------      -------------      --------------
Interest paid................   $      2,932      $       3,742      $        3,042
                                ============      =============      ==============

      In conjunction with the property and land acquisitions, the following liabilities were assumed:

Purchase of real estate......   $     57,855      $      22,905      $        9,222
Accounts payable and accrued
   Expenses..................           (364)              (109)                 --
                                ------------      -------------      --------------
                                $     57,491      $      22,796      $        9,222
                                ============      =============      ==============

In conjunction with certain property sales, the Other Real Estate
Partnerships provided seller financing on behalf of certain buyers:

   Notes Receivable..........   $     42,765      $          --      $           --
                                ============      =============      ==============

9.   FUTURE RENTAL REVENUES

     The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2002 are approximately as follows:

2003            $    27,235
2004                 18,892
2005                 12,202
2006                  8,024
2007                  5,534
Thereafter            8,245
                -----------
   Total        $    80,132
                ===========

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10.  RELATED PARTY TRANSACTIONS

     Periodically, the Other Real Estate Partnerships utilizes real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company's officers/Directors is an employee. For the year ended December 31, 2002, this relative received brokerage commissions in the amount of $23 from the Other Real Estate Partnerships.

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

     Two properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of any tenant purchase option.

12.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 13, 2003, the Other Real Estate Partnerships, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

     During the period January 1, 2003 through March 7, 2003, the Other Real Estate Partnerships sold one industrial property and one land parcel for approximately $3,930 of gross proceeds during this period.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
   First Industrial, L.P.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2003 of First Industrial, L.P. which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                             PricewaterhouseCoopers LLP

Chicago, Illinois
February 11, 2003

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                                              COSTS
                                                                                                           CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                                                                          ACQUISITION OR
                                                                                         (b)               COMPLETION
                                                                                     INITIAL COST         AND VALUATION
                                          LOCATION                 (a)             -------------------      PROVISION
BUILDING ADDRESS                        (CITY/STATE)           ENCUMBRANCES        LAND      BUILDINGS    --------------
ATLANTA
1650 GA Highway 155                    McDonough, GA                                 788       4,544           344
14101 Industrial Park Boulevard        Covington, GA                                 285       1,658           541
801-804 Blacklawn Road                 Conyers, GA                                   361       2,095           714
1665 Dogwood Drive                     Conyers, GA                                   635       3,662           234
1715 Dogwood Drive                     Conyers, GA                                   288       1,675           245
11235 Harland Drive                    Covington, GA                                 125         739            70
4050 Southmeadow Parkway               Atlanta, GA                                   401       2,813           211
4051 Southmeadow Parkway               Atlanta, GA                                   726       4,130         1,057
4071 Southmeadow Parkway               Atlanta, GA                                   750       4,460           886
3312 N. Berkeley Lake Road             Duluth, GA                                  2,937      16,644         1,807
370 Great Southwest Parkway (g)        Atlanta, GA                                   527       2,984           588
955 Cobb Place                         Kennesaw, GA                                  780       4,420           242
2084 Lake Industrial Court             Conyers, GA                                   662           -         4,764
220 Greenwood Court                    McDonough, GA                               2,015           -         8,820
1255 Oakbrook Drive                    Norcross, GA                                  195       1,107            41
1256 Oakbrook Drive                    Norcross, GA                                  336       1,907           172
1265 Oakbrook Drive                    Norcross, GA                                  307       1,742           130
1266 Oakbrook Drive                    Norcross, GA                                  234       1,326            26
1275 Oakbrook Drive                    Norcross, GA                                  400       2,269            53
1280 Oakbrook Drive                    Norcross, GA                                  281       1,592           133
1300 Oakbrook Drive                    Norcross, GA                                  420       2,381            31
1325 Oakbrook Drive                    Norcross, GA                                  332       1,879           123
1351 Oakbrook Drive                    Norcross, GA                                  370       2,099            53
1346 Oakbrook Drive                    Norcross, GA                                  740       4,192            47
1412 Oakbrook Drive                    Norcross, GA                                  313       1,776            45

BALTIMORE
3431 Benson                            Baltimore, MD                                 553       3,062           112
1801 Portal                            Baltimore, MD                                 251       1,387           176
1811 Portal                            Baltimore, MD                                 327       1,811           340
1831 Portal                            Baltimore, MD                                 268       1,486           452
1821 Portal                            Baltimore, MD                                 430       2,380         1,491
1820 Portal                            Baltimore, MD                (f)              884       4,891           455
4845 Governers Way                     Frederick, MD                                 810       4,487           216
8900 Yellow Brick Road                 Baltimore, MD                                 447       2,473           369
7476 New Ridge                         Hanover, MD                                   394       2,182           209
1328 Charwood Road                     Hanover, MD                                   717       3,968           896
8779 Greenwood Place                   Savage, MD                                    704       3,896           520
1350 Blair Drive                       Odenton, MD                                   301       1,706           200
1360 Blair Drive                       Odenton, MD                                   321       1,820            84
1370 Blair Drive                       Odenton, MD                                   381       2,161           125
9020 Mendenhall Court                  Columbia, MD                                  530       3,001            48

CENTRAL PENNSYLVANIA
125 East Kensinger Drive               Cranberry Township, PA                        585           -         3,407

                                              GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/02
                                          ----------------------------------
                                                    BUILDING AND
BUILDING ADDRESS                            LAND    IMPROVEMENTS     TOTAL
ATLANTA
1650 GA Highway 155                          788       4,888         5,676
14101 Industrial Park Boulevard              285       2,199         2,484
801-804 Blacklawn Road                       361       2,809         3,170
1665 Dogwood Drive                           635       3,896         4,531
1715 Dogwood Drive                           288       1,920         2,208
11235 Harland Drive                          125         809           933
4050 Southmeadow Parkway                     425       3,000         3,425
4051 Southmeadow Parkway                     726       5,187         5,913
4071 Southmeadow Parkway                     828       5,269         6,096
3312 N. Berkeley Lake Road                 3,052      18,337        21,389
370 Great Southwest Parkway (g)              546       3,552         4,098
955 Cobb Place                               804       4,638         5,442
2084 Lake Industrial Court                   804       4,623         5,426
220 Greenwood Court                        1,700       9,135        10,835
1255 Oakbrook Drive                          197       1,146         1,343
1256 Oakbrook Drive                          339       2,076         2,415
1265 Oakbrook Drive                          309       1,870         2,179
1266 Oakbrook Drive                          235       1,350         1,586
1275 Oakbrook Drive                          403       2,319         2,722
1280 Oakbrook Drive                          283       1,724         2,006
1300 Oakbrook Drive                          423       2,410         2,833
1325 Oakbrook Drive                          334       2,000         2,334
1351 Oakbrook Drive                          373       2,150         2,522
1346 Oakbrook Drive                          744       4,235         4,979
1412 Oakbrook Drive                          315       1,819         2,134

BALTIMORE
3431 Benson                                  562       3,165         3,727
1801 Portal                                  271       1,542         1,813
1811 Portal                                  354       2,125         2,479
1831 Portal                                  290       1,916         2,207
1821 Portal                                  468       3,833         4,301
1820 Portal                                  899       5,331         6,230
4845 Governers Way                           824       4,689         5,513
8900 Yellow Brick Road                       475       2,814         3,289
7476 New Ridge                               401       2,384         2,785
1328 Charwood Road                           715       4,866         5,581
8779 Greenwood Place                         727       4,393         5,120
1350 Blair Drive                             314       1,892         2,207
1360 Blair Drive                             331       1,894         2,225
1370 Blair Drive                             394       2,273         2,667
9020 Mendenhall Court                        535       3,043         3,578

CENTRAL PENNSYLVANIA
125 East Kensinger Drive                   1,143       2,849         3,992

                                     ACCUMULATED
                                     DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                      12/31/02     RENOVATED   LIVES (YEARS)
ATLANTA
1650 GA Highway 155                    1,162         1991           (n)
14101 Industrial Park Boulevard          416         1984           (n)
801-804 Blacklawn Road                   654         1982           (n)
1665 Dogwood Drive                       831         1973           (n)
1715 Dogwood Drive                       472         1973           (n)
11235 Harland Drive                      179         1988           (n)
4050 Southmeadow Parkway                 648         1991           (n)
4051 Southmeadow Parkway                 895         1989           (n)
4071 Southmeadow Parkway               1,157         1991           (n)
3312 N. Berkeley Lake Road             3,189         1969           (n)
370 Great Southwest Parkway (g)          736         1986           (n)
955 Cobb Place                           611         1991           (n)
2084 Lake Industrial Court               258         1998           (n)
220 Greenwood Court                      247         2000           (n)
1255 Oakbrook Drive                       40         1984           (n)
1256 Oakbrook Drive                       72         1984           (n)
1265 Oakbrook Drive                       64         1984           (n)
1266 Oakbrook Drive                       48         1984           (n)
1275 Oakbrook Drive                       81         1986           (n)
1280 Oakbrook Drive                       58         1986           (n)
1300 Oakbrook Drive                       85         1986           (n)
1325 Oakbrook Drive                       67         1986           (n)
1351 Oakbrook Drive                       79         1984           (n)
1346 Oakbrook Drive                      150         1985           (n)
1412 Oakbrook Drive                       64         1985           (n)

BALTIMORE
3431 Benson                              374         1988           (n)
1801 Portal                              186         1987           (n)
1811 Portal                              313         1987           (n)
1831 Portal                              282         1990           (n)
1821 Portal                              657         1986           (n)
1820 Portal                              618         1982           (n)
4845 Governers Way                       546         1988           (n)
8900 Yellow Brick Road                   331         1982           (n)
7476 New Ridge                           285         1987           (n)
1328 Charwood Road                       626         1986           (n)
8779 Greenwood Place                     345         1978           (n)
1350 Blair Drive                         110         1991           (n)
1360 Blair Drive                          94         1991           (n)
1370 Blair Drive                         117         1991           (n)
9020 Mendenhall Court                     89         1981           (n)

CENTRAL PENNSYLVANIA
125 East Kensinger Drive                 124         2000           (n)

                                                                                                          COSTS
                                                                                                       CAPITALIZED
                                                                                                      SUBSEQUENT TO
                                                                                                      ACQUISITION OR
                                                                                       (b)             COMPLETION
                                                                                  INITIAL COST       AND VALUATION
                                             LOCATION             (a)        ---------------------      PROVISION
BUILDING ADDRESS                           (CITY/STATE)        ENCUMBRANCES    LAND      BUILDINGS   ---------------
CHICAGO
2300 Hammond Drive                     Schaumburg, IL                            442       1,241         1,111
3600 West Pratt Avenue                 Lincolnwood, IL                         1,050       5,767         1,069
6750 South Sayre Avenue                Bedford Park, IL                          224       1,309           384
585 Slawin Court                       Mount Prospect, IL                        611       3,505            13
2300 Windsor Court                     Addison, IL                               688       3,943           636
3505 Thayer Court                      Aurora, IL                                430       2,472            45
3600 Thayer Court                      Aurora, IL                                636       3,645           378
736-776 Industrial Drive               Elmhurst, IL                              349       1,994         1,040
305-311 Era Drive                      Northbrook, IL                            200       1,154           151
4330 South Racine Avenue               Chicago, IL                               448       1,893           236
12241 Melrose Street                   Franklin Park, IL                         332       1,931         1,403
301 Alice                              Wheeling, IL                              218       1,236           205
11939 S Central Avenue                 Alsip, IL                               1,208       6,843         1,661
405 East Shawmut                       LaGrange, IL                              368       2,083            36
1010-50 Sesame Street                  Bensenville, IL                           979       5,546           599
5555 West 70th Place                   Bedford Park, IL                          146         829           280
3200-3250 South St. Louis  (g)         Chicago, IL                               110         625         1,036
3110-3130 South St. Louis              Chicago, IL                               115         650            55
7401 South Pulaski                     Chicago, IL                               664       3,763         1,201
7501 S. Pulaski                        Chicago, IL                               360       2,038           996
385 Fenton Lane                        West Chicago, IL                          868       4,918           556
335 Crossroad Parkway                  Bolingbrook, IL                         1,560       8,840         1,142
10435 Seymour Avenue                   Franklin Park, IL                         181       1,024           634
905 Paramount                          Batavia, IL                               243       1,375           383
1005 Paramount                         Batavia, IL                               282       1,600           360
2120-24 Roberts                        Broadview, IL                             220       1,248           417
405-17 University Drive                Arlington Hts., IL                        265       1,468           151
3575 Stern Avenue                      St. Charles, IL                           431       2,386            50
3810 Stern Avenue                      St. Charles, IL                           589       3,262            45
315 Kirk Road                          St. Charles, IL                         1,404       7,774           109
700 Business Center Drive              Mount Prospect, IL                        270       1,492           120
555 Business Center Drive              Mount Prospect, IL                        241       1,336            80
800 Business Center Drive              Mount Prospect, IL                        631       3,493           233
580 Slawin Court                       Mount Prospect, IL                        233       1,292           139
1150 Feehanville Drive                 Mount Prospect, IL                        260       1,437           103
1200 Business Center D rive            Mount Prospect, IL                        765       4,237           380
1331 Business Center Drive             Mount Prospect, IL                        235       1,303           133
3627 Stern Avenue                      St. Charles, IL                           187       1,034            28
301-329 Airport Blvd                   North Aurora, IL                          570       3,156           194
19W661 101st Street                    Lemont, IL                              1,200       6,643            92
19W751 101st Street                    Lemont, IL                                789       4,368           103
175 Wall Street                        Glendale Heights, IL                      427       2,363            42
800-820 Thorndale Avenue               Bensenville, IL                           751       4,159            63
830-890 Supreme Drive                  Bensenville, IL                           671       3,714            57
1661 Feehanville Drive                 Mount Prospect, IL                        985       5,455           390

CINCINNATI
9900-9970 Princeton                    Cincinnati, OH                            545       3,088         1,487
2940 Highland Avenue                   Cincinnati, OH                          1,717       9,730         1,957
4700-4750 Creek Road                   Blue Ash, OH                            1,080       6,118           901
12072 Best Place                       Springboro, OH                            426           -         3,374
901 Pleasant Valley Drive              Springboro, OH                            304       1,721           300
4440 Mulhauser Road                    Cincinnati, OH                          1,067          39         5,361
4434 Mulhauser Road                    Cincinnati, OH                            444          16         4,499
9449 Glades Drive                      Hamilton, OH                              464           -         4,316

COLUMBUS
3800 Lockbourne Industrial Pkwy (q)    Columbus, OH                            1,133       6,421           120
1819 North Walcutt Road (q)            Columbus, OH                              810       4,590          (628)
4300 Cemetery Road (q)                 Hillard, OH                             1,103       6,248        (1,796)
4115 Leap Road (g)                     Hillard, OH                               758       4,297           409
3300 Lockbourne                        Columbus, OH                              708       3,920           940

                                               GROSS AMOUNT CARRIED
                                           AT CLOSE OF PERIOD 12/31/02
                                         ----------------------------------
                                                    BUILDING AND
BUILDING ADDRESS                           LAND     IMPROVEMENTS    TOTAL
CHICAGO
2300 Hammond Drive                          445       2,349         2,794
3600 West Pratt Avenue                    1,050       6,836         7,887
6750 South Sayre Avenue                     224       1,693         1,917
585 Slawin Court                            611       3,518         4,129
2300 Windsor Court                          696       4,572         5,268
3505 Thayer Court                           430       2,517         2,947
3600 Thayer Court                           636       4,023         4,659
736-776 Industrial Drive                    349       3,034         3,383
305-311 Era Drive                           205       1,300         1,505
4330 South Racine Avenue                    468       2,109         2,577
12241 Melrose Street                        469       3,197         3,666
301 Alice                                   225       1,435         1,659
11939 S Central Avenue                    1,229       8,482         9,711
405 East Shawmut                            369       2,117         2,486
1010-50 Sesame Street                     1,003       6,121         7,124
5555 West 70th Place                        157       1,098         1,255
3200-3250 South St. Louis  (g)              113       1,658         1,771
3110-3130 South St. Louis                   117         703           820
7401 South Pulaski                          669       4,959         5,628
7501 S. Pulaski                             318       3,077         3,394
385 Fenton Lane                             884       5,457         6,341
335 Crossroad Parkway                     1,599       9,943        11,542
10435 Seymour Avenue                        190       1,649         1,839
905 Paramount                               252       1,749         2,001
1005 Paramount                              293       1,950         2,243
2120-24 Roberts                             229       1,656         1,885
405-17 University Drive                     267       1,618         1,884
3575 Stern Avenue                           436       2,431         2,867
3810 Stern Avenue                           596       3,301         3,897
315 Kirk Road                             1,420       7,867         9,287
700 Business Center Drive                   288       1,594         1,882
555 Business Center Drive                   252       1,406         1,658
800 Business Center Drive                   666       3,692         4,358
580 Slawin Court                            254       1,411         1,665
1150 Feehanville Drive                      273       1,527         1,801
1200 Business Center D rive                 814       4,568         5,382
1331 Business Center Drive                  255       1,416         1,672
3627 Stern Avenue                           189       1,059         1,248
301-329 Airport Blvd                        593       3,328         3,921
19W661 101st Street                       1,200       6,735         7,935
19W751 101st Street                         793       4,468         5,261
175 Wall Street                             433       2,400         2,832
800-820 Thorndale Avenue                    760       4,213         4,973
830-890 Supreme Drive                       679       3,763         4,442
1661 Feehanville Drive                    1,044       5,786         6,830

CINCINNATI
9900-9970 Princeton                         566       4,553         5,120
2940 Highland Avenue                      1,772      11,632        13,404
4700-4750 Creek Road                      1,109       6,989         8,098
12072 Best Place                            443       3,357         3,800
901 Pleasant Valley Drive                   316       2,010         2,325
4440 Mulhauser Road                         655       5,813         6,467
4434 Mulhauser Road                         463       4,496         4,959
9449 Glades Drive                           477       4,304         4,780

COLUMBUS
3800 Lockbourne Industrial Pkwy (q)       1,045       6,630         7,674
1819 North Walcutt Road (q)                 637       4,135         4,772
4300 Cemetery Road (q)                      764       4,791         5,555
4115 Leap Road (g)                          756       4,707         5,463
3300 Lockbourne                             710       4,858         5,568

                                             ACCUMULATED
                                             DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                               12/31/02     RENOVATED   LIVES (YEARS)
CHICAGO
2300 Hammond Drive                             1,771          1970          (n)
3600 West Pratt Avenue                         1,432         1953/88        (n)
6750 South Sayre Avenue                          323          1975          (n)
585 Slawin Court                                 702          1992          (n)
2300 Windsor Court                             1,212          1986          (n)
3505 Thayer Court                                543          1989          (n)
3600 Thayer Court                                936          1989          (n)
736-776 Industrial Drive                         836          1975          (n)
305-311 Era Drive                                305          1978          (n)
4330 South Racine Avenue                       1,623          1978          (n)
12241 Melrose Street                             626          1969          (n)
301 Alice                                        228          1965          (n)
11939 S Central Avenue                         1,063          1972          (n)
405 East Shawmut                                 300          1965          (n)
1010-50 Sesame Street                            727          1976          (n)
5555 West 70th Place                             132          1973          (n)
3200-3250 South St. Louis  (g)                   557          1968          (n)
3110-3130 South St. Louis                         96          1968          (n)
7401 South Pulaski                               664        1975/86         (n)
7501 S. Pulaski                                  481        1975/86         (n)
385 Fenton Lane                                  660          1990          (n)
335 Crossroad Parkway                          1,367          1996          (n)
10435 Seymour Avenue                             253        1967/74         (n)
905 Paramount                                    211          1977          (n)
1005 Paramount                                   241          1978          (n)
2120-24 Roberts                                  232          1960          (n)
405-17 University Drive                          188        1977/78         (n)
3575 Stern Avenue                                126        1979/84         (n)
3810 Stern Avenue                                172          1985          (n)
315 Kirk Road                                    410       1969/93/95       (n)
700 Business Center Drive                         83          1980          (n)
555 Business Center Drive                         74          1981          (n)
800 Business Center Drive                        192        1988/99         (n)
580 Slawin Court                                  73          1985          (n)
1150 Feehanville Drive                            83          1983          (n)
1200 Business Center D rive                      257       1988/2000        (n)
1331 Business Center Drive                        73          1985          (n)
3627 Stern Avenue                                 55          1979          (n)
301-329 Airport Blvd                             132          1997          (n)
19W661 101st Street                              210          1988          (n)
19W751 101st Street                              138          1991          (n)
175 Wall Street                                   55          1990          (n)
800-820 Thorndale Avenue                           9          1985          (n)
830-890 Supreme Drive                              8          1981          (n)
1661 Feehanville Drive                           300          1986          (n)

CINCINNATI
9900-9970 Princeton                              831          1970          (n)
2940 Highland Avenue                           2,037        1969/74         (n)
4700-4750 Creek Road                           1,362          1960          (n)
12072 Best Place                                 586          1984          (n)
901 Pleasant Valley Drive                        308        1984/94         (n)
4440 Mulhauser Road                              654          1999          (n)
4434 Mulhauser Road                              361          1999          (n)
9449 Glades Drive                                373          1999          (n)

COLUMBUS
3800 Lockbourne Industrial Pkwy (q)            1,414          1986          (n)
1819 North Walcutt Road (q)                      709          1973          (n)
4300 Cemetery Road (q)                           783        1968/83         (n)
4115 Leap Road (g)                               521          1977          (n)
3300 Lockbourne                                  488          1964          (n)

                                                                                                             COSTS
                                                                                                           CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                                                                          ACQUISITION OR
                                                                                          (b)              COMPLETION
                                                                                      INITIAL COST        AND VALUATION
                                            LOCATION               (a)           --------------------       PROVISION
BUILDING ADDRESS                          (CITY/STATE)         ENCUMBRANCES       LAND      BUILDINGS    --------------
DALLAS/FORT WORTH
1275-1281 Roundtable Drive             Dallas, TX                                  148         839           28
2406-2416 Walnut Ridge                 Dallas, TX                                  178       1,006          283
12750 Perimiter Drive                  Dallas, TX                                  638       3,618          240
1324-1343 Roundtable Drive             Dallas, TX                                  178       1,006          281
2401-2419 Walnut Ridge                 Dallas, TX                                  148         839           50
4248-4252 Simonton                     Farmers Ranch, TX                           888       5,032          389
900-906 Great Southwest Pkwy           Arlington, TX                               237       1,342          417
2179 Shiloh Road                       Garland, TX                                 251       1,424           87
2159 Shiloh Road                       Garland, TX                                 108         610           55
2701 Shiloh Road                       Garland, TX                                 818       4,636          875
12784 Perimeter Drive (h)              Dallas, TX                                  350       1,986          507
3000 West Commerce                     Dallas, TX                                  456       2,584          507
3030 Hansboro                          Dallas, TX                                  266       1,510          476
5222 Cockrell Hill                     Dallas, TX                                  296       1,677          381
405-407 113th                          Arlington, TX                               181       1,026          165
816 111th Street                       Arlington, TX                               251       1,421           62
1017-25 Jacksboro Highway              Fort Worth, TX                               97         537          230
7341 Dogwood Park                      Richland Hills, TX                           79         435           52
7427 Dogwood Park                      Richland Hills, TX                           96         532           69
7348-54 Tower Street                   Richland Hills, TX                           88         489           66
7370 Dogwood Park                      Richland Hills, TX                           91         503           62
7339-41 Tower Street                   Richland Hills, TX                           98         541           69
7437-45 Tower Street                   Richland Hills, TX                          102         563           59
7331-59 Airport Freeway                Richland Hills, TX                          354       1,958          301
7338-60 Dogwood Park                   Richland Hills, TX                          106         587          109
7450-70 Dogwood Park                   Richland Hills, TX                          106         584          108
7423-49 Airport Freeway                Richland Hills, TX                          293       1,621          510
7400 Whitehall Street                  Richland Hills, TX                          109         603          114
1602-1654 Terre Colony                 Dallas, TX                                  458       2,596          149
3330 Duncanville Road                  Dallas, TX                                  197       1,114           25
6851-6909 Snowden Road                 Fort Worth, TX                            1,025       5,810          230
2351-2355 Merritt Drive                Garland, TX                                 101         574           66
10575 Vista Park                       Dallas, TX                                  366       2,074           32
701-735 North Plano Road               Richardson, TX                              696       3,944           91
2259 Merritt Drive                     Garland, TX                                  96         544           43
2260 Merritt Drive                     Garland, TX                                 319       1,806           38
2220 Merritt Drive                     Garland, TX                                 352       1,993           45
2010 Merritt Drive                     Garland, TX                                 350       1,981          159
2363 Merritt Drive                     Garland, TX                                  73         412            7
2447 Merritt Drive                     Garland, TX                                  70         395            6
2465-2475 Merritt Drive                Garland, TX                                  91         514            9
2485-2505 Merritt Drive                Garland, TX                                 431       2,440           86
17919 Waterview Parkway                Dallas, TX                                  833       4,718           94
2081 Hutton Drive - Bldg 1 (h)         Carrolton, TX                               448       2,540          392
2150 Hutton Drive                      Carrolton, TX                               192       1,089          238
2110 Hutton Drive                      Carrolton, TX                               374       2,117          181
2025 McKenzie Drive                    Carrolton, TX                               437       2,478          143
2019 McKenzie Drive                    Carrolton, TX                               502       2,843           95
1420 Valwood Parkway - Bldg 1 (g)      Carrolton, TX                               460       2,608          277
1620 Valwood Parkway (h)               Carrolton, TX                             1,089       6,173          977
1505 Luna Road - Bldg II               Carrolton, TX                               167         948           49
1625 West Crosby Road                  Carrolton, TX                               617       3,498          648
2029-2035 McKenzie Drive               Carrolton, TX                               330       1,870          169
1840 Hutton Drive (g)                  Carrolton, TX                               811       4,597          340
1420 Valwood Pkwy - Bldg II            Carrolton, TX                               373       2,116          225
2015 McKenzie Drive                    Carrolton, TX                               510       2,891          320
2009 McKenzie Drive                    Carrolton, TX                               476       2,699          297
1505 Luna Road - Bldg I                Carrolton, TX                               521       2,953           79
1505 Luna Road - Bldg III              Carrolton, TX                               658       3,728          317
900-1100 Avenue S                      Grand Prairie, TX                           623       3,528           46
15001 Trinity Blvd                     Ft. Worth, TX                               529       2,998           36

                                                     GROSS AMOUNT CARRIED
                                                 AT CLOSE OF PERIOD 12/31/02
                                             ---------------------------------
                                                      BUILDING AND
BUILDING ADDRESS                              LAND    IMPROVEMENTS    TOTAL
DALLAS/FORT WORTH
1275-1281 Roundtable Drive                    117         897         1,015
2406-2416 Walnut Ridge                        183       1,284         1,467
12750 Perimiter Drive                         660       3,837         4,497
1324-1343 Roundtable Drive                    184       1,281         1,465
2401-2419 Walnut Ridge                        153         883         1,037
4248-4252 Simonton                            920       5,390         6,309
900-906 Great Southwest Pkwy                  270       1,726         1,996
2179 Shiloh Road                              256       1,506         1,762
2159 Shiloh Road                              110         663           773
2701 Shiloh Road                              923       5,406         6,329
12784 Perimeter Drive (h)                     396       2,446         2,843
3000 West Commerce                            469       3,077         3,547
3030 Hansboro                                 276       1,977         2,252
5222 Cockrell Hill                            306       2,048         2,354
405-407 113th                                 185       1,187         1,372
816 111th Street                              258       1,476         1,734
1017-25 Jacksboro Highway                     103         762           865
7341 Dogwood Park                              84         482           566
7427 Dogwood Park                             102         596           698
7348-54 Tower Street                           94         549           643
7370 Dogwood Park                              96         559           656
7339-41 Tower Street                          104         603           707
7437-45 Tower Street                          108         615           723
7331-59 Airport Freeway                       372       2,241         2,613
7338-60 Dogwood Park                          112         690           803
7450-70 Dogwood Park                          112         686           798
7423-49 Airport Freeway                       308       2,116         2,424
7400 Whitehall Street                         115         711           826
1602-1654 Terre Colony                        468       2,735         3,203
3330 Duncanville Road                         199       1,136         1,335
6851-6909 Snowden Road                      1,038       6,027         7,065
2351-2355 Merritt Drive                       103         639           741
10575 Vista Park                              371       2,101         2,472
701-735 North Plano Road                      705       4,026         4,731
2259 Merritt Drive                             97         586           683
2260 Merritt Drive                            323       1,840         2,163
2220 Merritt Drive                            356       2,034         2,390
2010 Merritt Drive                            354       2,135         2,489
2363 Merritt Drive                             74         418           492
2447 Merritt Drive                             71         401           471
2465-2475 Merritt Drive                        92         522           614
2485-2505 Merritt Drive                       436       2,521         2,956
17919 Waterview Parkway                       843       4,801         5,644
2081 Hutton Drive - Bldg 1 (h)                453       2,928         3,380
2150 Hutton Drive                             194       1,325         1,519
2110 Hutton Drive                             377       2,294         2,671
2025 McKenzie Drive                           442       2,617         3,058
2019 McKenzie Drive                           507       2,933         3,439
1420 Valwood Parkway - Bldg 1  (g)            466       2,880         3,345
1620 Valwood Parkway (h)                    1,100       7,139         8,239
1505 Luna Road - Bldg II                      169         995         1,164
1625 West Crosby Road                         631       4,132         4,763
2029-2035 McKenzie Drive                      306       2,063         2,369
1840 Hutton Drive (g)                         819       4,930         5,749
1420 Valwood Pkwy - Bldg II                   377       2,338         2,715
2015 McKenzie Drive                           516       3,205         3,721
2009 McKenzie Drive                           481       2,991         3,472
1505 Luna Road - Bldg I                       529       3,024         3,553
1505 Luna Road - Bldg III                     664       4,038         4,702
900-1100 Avenue S                             629       3,567         4,196
15001 Trinity Blvd                            534       3,029         3,563

                                             ACCUMULATED
                                             DEPRECIATION  YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                             12/31/02      RENOVATED    LIVES (YEARS)
DALLAS/FORT WORTH
1275-1281 Roundtable Drive                      124           1966          (n)
2406-2416 Walnut Ridge                          147           1978          (n)
12750 Perimiter Drive                           485           1979          (n)
1324-1343 Roundtable Drive                      203           1972          (n)
2401-2419 Walnut Ridge                          111           1978          (n)
4248-4252 Simonton                              716           1973          (n)
900-906 Great Southwest Pkwy                    194           1972          (n)
2179 Shiloh Road                                188           1982          (n)
2159 Shiloh Road                                 85           1982          (n)
2701 Shiloh Road                                694           1981          (n)
12784 Perimeter Drive (h)                       314           1981          (n)
3000 West Commerce                              354           1980          (n)
3030 Hansboro                                   284           1971          (n)
5222 Cockrell Hill                              236           1973          (n)
405-407 113th                                   200           1969          (n)
816 111th Street                                192           1972          (n)
1017-25 Jacksboro Highway                        66           1970          (n)
7341 Dogwood Park                                49           1973          (n)
7427 Dogwood Park                                61           1973          (n)
7348-54 Tower Street                             57           1978          (n)
7370 Dogwood Park                                58           1987          (n)
7339-41 Tower Street                             63           1980          (n)
7437-45 Tower Street                             63           1977          (n)
7331-59 Airport Freeway                         245           1987          (n)
7338-60 Dogwood Park                             87           1978          (n)
7450-70 Dogwood Park                             95           1985          (n)
7423-49 Airport Freeway                         278           1985          (n)
7400 Whitehall Street                           105           1994          (n)
1602-1654 Terre Colony                          208           1981          (n)
3330 Duncanville Road                            64           1987          (n)
6851-6909 Snowden Road                          392         1985/86         (n)
2351-2355 Merritt Drive                          38           1986          (n)
10575 Vista Park                                118           1988          (n)
701-735 North Plano Road                        226         1972/94         (n)
2259 Merritt Drive                               52           1986          (n)
2260 Merritt Drive                              102         1986/99         (n)
2220 Merritt Drive                              114        1986/2000        (n)
2010 Merritt Drive                              187           1986          (n)
2363 Merritt Drive                               24           1986          (n)
2447 Merritt Drive                               23           1986          (n)
2465-2475 Merritt Drive                          29           1986          (n)
2485-2505 Merritt Drive                         141           1986          (n)
17919 Waterview Parkway                         274           1987          (n)
2081 Hutton Drive - Bldg 1 (h)                  162           1981          (n)
2150 Hutton Drive                                75           1980          (n)
2110 Hutton Drive                               121           1985          (n)
2025 McKenzie Drive                             134           1985          (n)
2019 McKenzie Drive                             145           1985          (n)
1420 Valwood Parkway - Bldg 1  (g)              145           1986          (n)
1620 Valwood Parkway (h)                        360           1986          (n)
1505 Luna Road - Bldg II                         50           1988          (n)
1625 West Crosby Road                           306           1988          (n)
2029-2035 McKenzie Drive                        100           1985          (n)
1840 Hutton Drive (g)                           229           1986          (n)
1420 Valwood Pkwy - Bldg II                     106           1986          (n)
2015 McKenzie Drive                             155           1986          (n)
2009 McKenzie Drive                             150           1987          (n)
1505 Luna Road - Bldg I                         138           1988          (n)
1505 Luna Road - Bldg III                       214           1988          (n)
900-1100 Avenue S                                30           1985          (n)
15001 Trinity Blvd                               25           1984          (n)

                                                                                                            COSTS
                                                                                                         CAPITALIZED
                                                                                                        SUBSEQUENT TO
                                                                                                        ACQUISITION OR
                                                                                       (b)                COMPLETION
                                                                                   INITIAL COST         AND VALUATION
                                            LOCATION           (a)              ---------------------     PROVISION
BUILDING ADDRESS                          (CITY/STATE)      ENCUMBRANCES         LAND      BUILDINGS    --------------
Plano Crossing (i)                     Plano, TX                                 1,961      11,112          132
7413A-C Dogwood Park                   Richland Hills, TX                          110         623            8
7450 Tower Street                      Richland Hills, TX                           36         204            5
7436 Tower Street                      Richland Hills, TX                           57         324           15
7501 Airport Freeway                   Richland Hills, TX                          113         638           13
7426 Tower Street                      Richland Hills, TX                           76         429            6
7427-7429 Tower Street                 Richland Hills, TX                           75         427            7
2840-2842 Handley Ederville Rd         Richland Hills, TX                          112         635           12
7451-7477 Airport Freeway              Richland Hills, TX                          256       1,453           45
7415 Whitehall Street                  Richland Hills, TX                          372       2,107           71
7450 Whitehall Street                  Richland Hills, TX                          104         591            9
7430 Whitehall Street                  Richland Hills, TX                          143         809           13
7420 Whitehall Street                  Richland Hills, TX                          110         621           13
300 Wesley Way                         Richland Hills, TX                          208       1,181           16
2104 Hutton Drive                      Carrolton, TX                               246       1,393           57
Addison Tech Ctr - Bldg B              Addison, TX                               1,647       6,400            1
7337 Dogwood Park                      Richland Hills, TX                           80         453           13
7334 Tower Street                      Richland Hills, TX                           69         393           12
7451 Dogwood Park                      Richland Hills, TX                          133         753           20
7440 Whitehall Street                  Richland Hills, TX                           74         420            7
2821 Cullen Street                     Fort Worth, TX                               71         404            5

DAYTON
6094-6104 Executive Blvd               Huber Heights, OH                           181       1,025          198
6202-6220 Executive Blvd               Huber Heights, OH                           268       1,521          139
6268-6294 Executive Blvd               Huber Heights, OH                           255       1,444          265
5749-5753 Executive Blvd               Huber Heights, OH                            50         282           93
6230-6266 Executive Blvd               Huber Heights, OH                           271       1,534          373
2200-2224 Sandridge Road               Moriane, OH                                 218       1,233           98
8119-8137 Uehling Lane                 Dayton, OH                                  103         572           59

DENVER
7100 North Broadway - 1                Denver, CO                                  201       1,141          278
7100 North Broadway - 2                Denver, CO                                  203       1,150          289
7100 North Broadway - 3                Denver, CO                                  139         787          122
7100 North Broadway - 5                Denver, CO                                  180       1,018          137
7100 North Broadway - 6                Denver, CO                                  269       1,526          250
20100 East 32nd Avenue Parkway         Aurora, CO                                  333       1,888          336
15700-15820 West 6th Avenue            Golden, CO                                  333       1,887          117
15850-15884 West 6th Avenue            Golden, CO                                  201       1,139          147
5454 Washington                        Denver, CO                                  154         873          146
700 West 48th Street                   Denver, CO                                  302       1,711          154
702 West 48th Street                   Denver, CO                                  135         763          188
6425 North Washington                  Denver, CO                                  374       2,118          227
3370 North Peoria Street               Aurora, CO                                  163         924          187
3390 North Peoria Street               Aurora, CO                                  145         822           40
3508-3538 North Peoria Street          Aurora, CO                                  260       1,472           97
3568 North Peoria Street               Aurora, CO                                  222       1,260          192
4785 Elati                             Denver, CO                                  173         981          137
4770 Fox Street                        Denver, CO                                  132         750           56
1550 W. Evans                          Denver, CO                                  388       2,200          387
3751-71 Revere Street                  Denver, CO                                  262       1,486           72
3871 Revere                            Denver, CO                                  361       2,047           58
5454 Havana Street                     Denver, CO                                  204       1,156           36
5500 Havana Street                     Denver, CO                                  167         946          108
4570 Ivy Street                        Denver, CO                                  219       1,239          257
5855 Stapleton Drive North             Denver, CO                                  288       1,630          186
5885 Stapleton Drive North             Denver, CO                                  376       2,129          125
5200-5280 North Broadway               Denver, CO                                  169         960          121
5977-5995 North Broadway               Denver, CO                                  268       1,518           96
2952-5978 North Broadway               Denver, CO                                  414       2,346          596

                                                     GROSS AMOUNT CARRIED
                                                 AT CLOSE OF PERIOD 12/31/02
                                             ----------------------------------
                                                      BUILDING AND
BUILDING ADDRESS                              LAND    IMPROVEMENTS      TOTAL
Plano Crossing (i)                           1,981      11,224        13,204
7413A-C Dogwood Park                           111         630           741
7450 Tower Street                               36         208           245
7436 Tower Street                               58         339           397
7501 Airport Freeway                           115         649           764
7426 Tower Street                               76         435           511
7427-7429 Tower Street                          76         433           509
2840-2842 Handley Ederville Rd                 113         646           759
7451-7477 Airport Freeway                      259       1,495         1,754
7415 Whitehall Street                          375       2,174         2,550
7450 Whitehall Street                          105         600           705
7430 Whitehall Street                          144         820           964
7420 Whitehall Street                          111         633           743
300 Wesley Way                                 211       1,196         1,406
2104 Hutton Drive                              249       1,447         1,696
Addison Tech Ctr - Bldg B                    1,647       6,401         8,048
7337 Dogwood Park                               81         466           546
7334 Tower Street                               70         404           474
7451 Dogwood Park                              134         771           905
7440 Whitehall Street                           75         426           501
2821 Cullen Street                              72         409           481

DAYTON
6094-6104 Executive Blvd                       184       1,220         1,404
6202-6220 Executive Blvd                       275       1,653         1,928
6268-6294 Executive Blvd                       262       1,702         1,964
5749-5753 Executive Blvd                        53         372           425
6230-6266 Executive Blvd                       280       1,897         2,178
2200-2224 Sandridge Road                       223       1,324         1,548
8119-8137 Uehling Lane                         103         631           734

DENVER
7100 North Broadway - 1                        215       1,406         1,621
7100 North Broadway - 2                        204       1,438         1,642
7100 North Broadway - 3                        140         908         1,048
7100 North Broadway - 5                        178       1,157         1,335
7100 North Broadway - 6                        271       1,775         2,045
20100 East 32nd Avenue Parkway                 314       2,243         2,557
15700-15820 West 6th Avenue                    318       2,018         2,337
15850-15884 West 6th Avenue                    206       1,281         1,487
5454 Washington                                156       1,018         1,173
700 West 48th Street                           307       1,860         2,167
702 West 48th Street                           139         946         1,085
6425 North Washington                          385       2,333         2,718
3370 North Peoria Street                       163       1,111         1,275
3390 North Peoria Street                       147         861         1,007
3508-3538 North Peoria Street                  264       1,565         1,829
3568 North Peoria Street                       225       1,449         1,674
4785 Elati                                     175       1,116         1,291
4770 Fox Street                                134         804           938
1550 W. Evans                                  385       2,590         2,975
3751-71 Revere Street                          267       1,553         1,821
3871 Revere                                    368       2,098         2,466
5454 Havana Street                             207       1,189         1,396
5500 Havana Street                             169       1,052         1,221
4570 Ivy Street                                220       1,494         1,714
5855 Stapleton Drive North                     290       1,814         2,104
5885 Stapleton Drive North                     380       2,250         2,630
5200-5280 North Broadway                       171       1,078         1,250
5977-5995 North Broadway                       271       1,611         1,882
2952-5978 North Broadway                       422       2,934         3,356

                                             ACCUMULATED
                                             DEPRECIATION  YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                              12/31/02     RENOVATED    LIVES (YEARS)
Plano Crossing (i)                              94           1998           (n)
7413A-C Dogwood Park                             4           1990           (n)
7450 Tower Street                                1           1977           (n)
7436 Tower Street                                2           1979           (n)
7501 Airport Freeway                             4           1983           (n)
7426 Tower Street                                3           1978           (n)
7427-7429 Tower Street                           3           1981           (n)
2840-2842 Handley Ederville Rd                   4           1977           (n)
7451-7477 Airport Freeway                       10           1984           (n)
7415 Whitehall Street                           14           1986           (n)
7450 Whitehall Street                            4           1978           (n)
7430 Whitehall Street                            5           1985           (n)
7420 Whitehall Street                            4           1985           (n)
300 Wesley Way                                   8           1995           (n)
2104 Hutton Drive                               74           1990           (n)
Addison Tech Ctr - Bldg B                       53           2001           (n)
7337 Dogwood Park                                3           1975           (n)
7334 Tower Street                                3           1975           (n)
7451 Dogwood Park                                5           1977           (n)
7440 Whitehall Street                            3           1983           (n)
2821 Cullen Street                               3           1961           (n)

DAYTON
6094-6104 Executive Blvd                       233           1975           (n)
6202-6220 Executive Blvd                       276           1996           (n)
6268-6294 Executive Blvd                       314           1989           (n)
5749-5753 Executive Blvd                        92           1975           (n)
6230-6266 Executive Blvd                       460           1979           (n)
2200-2224 Sandridge Road                       196           1983           (n)
8119-8137 Uehling Lane                          65           1978           (n)

DENVER
7100 North Broadway - 1                        244           1978           (n)
7100 North Broadway - 2                        269           1978           (n)
7100 North Broadway - 3                        155           1978           (n)
7100 North Broadway - 5                        228           1978           (n)
7100 North Broadway - 6                        299           1978           (n)
20100 East 32nd Avenue Parkway                 539           1997           (n)
15700-15820 West 6th Avenue                    290           1978           (n)
15850-15884 West 6th Avenue                    167           1978           (n)
5454 Washington                                160           1985           (n)
700 West 48th Street                           270           1984           (n)
702 West 48th Street                           139           1984           (n)
6425 North Washington                          332           1983           (n)
3370 North Peoria Street                       252           1978           (n)
3390 North Peoria Street                       128           1978           (n)
3508-3538 North Peoria Street                  229           1978           (n)
3568 North Peoria Street                       232           1978           (n)
4785 Elati                                     181           1972           (n)
4770 Fox Street                                120           1972           (n)
1550 W. Evans                                  326           1975           (n)
3751-71 Revere Street                          221           1980           (n)
3871 Revere                                    275           1980           (n)
5454 Havana Street                             158           1980           (n)
5500 Havana Street                             131           1980           (n)
4570 Ivy Street                                253           1985           (n)
5855 Stapleton Drive North                     242           1985           (n)
5885 Stapleton Drive North                     323           1985           (n)
5200-5280 North Broadway                       157           1977           (n)
5977-5995 North Broadway                       215           1978           (n)
2952-5978 North Broadway                       401           1978           (n)

                                                                                                             COSTS
                                                                                                          CAPITALIZED
                                                                                                         SUBSEQUENT TO
                                                                                                         ACQUISITION OR
                                                                                      (b)                 COMPLETION
                                                                                  INITIAL COST           AND VALUATION
                                          LOCATION                  (a)         ---------------------      PROVISION
BUILDING ADDRESS                        (CITY/STATE)           ENCUMBRANCES      LAND      BUILDINGS    --------------
6400 North Broadway                    Denver, CO                                  318       1,804            107
875 Parfet                             Lakewood, CO                                288       1,633            104
4721 Ironton Street                    Denver, CO                                  232       1,313            718
833 Parfet Street                      Lakewood, CO                                196       1,112             67
11005 West 8th Avenue                  Lakewood, CO                                102         580             58
7100 North Broadway - 7                Denver, CO                                  215       1,221            242
7100 North Broadway - 8                Denver, CO                                   79         448            206
6804 East 48th Avenue                  Denver, CO                                  253       1,435            100
445 Bryant Street                      Denver, CO                                1,831      10,219          1,211
East 47th Drive - A                    Denver, CO                                  474       2,689            125
9500 West 49th Street - A              Wheatridge, CO                              283       1,625             16
9500 West 49th Street - B              Wheatridge, CO                              225       1,272             16
9500 West 49th Street - C              Wheatridge, CO                              602       3,409             21
9500 West 49th Street - D              Wheatridge, CO                              271       1,537            221
8100 South Park Way - A                Littleton, CO                               442       2,507            324
8100 South Park Way - B                Littleton, CO                               103         582            157
8100 South Park Way - C                Littleton, CO                               568       3,219            159
451-591 East 124th Avenue              Littleton, CO                               383       2,145            169
608 Garrison Street                    Lakewood, CO                                265       1,501            281
610 Garrison Street                    Lakewood, CO                                264       1,494            337
1111 West Evans (A&C)                  Denver, CO                                  233       1,321            119
1111 West Evans (B)                    Denver, CO                                   30         169             16
15000 West 6th Avenue                  Golden, CO                                  913       5,174            789
14998 West 6th Avenue Bldg E           Golden, CO                                  565       3,199            183
14998 West 6th Avenue Bldg F           Englewood, CO                               269       1,525            185
12503 East Euclid Drive                Denver, CO                                1,219       6,905            488
6547 South Racine Circle               Denver, CO                                  748       4,241            297
7800 East Iliff Avenue                 Denver, CO                                  188       1,067             40
2369 South Trenton Way                 Denver, CO                                  292       1,656            192
2422 S. Trenton Way                    Denver, CO                                  241       1,364             98
2452 South Trenton Way                 Denver, CO                                  421       2,386            117
651 Topeka Way                         Denver, CO                                  194       1,099             92
680 Atchison Way                       Denver, CO                                  194       1,099             70
8122 South Park Lane - A               Littleton, CO                               394       2,232            233
1600 South Abilene                     Aurora, CO                                  465       2,633             80
1620 South Abilene                     Aurora, CO                                  268       1,520            120
1640 South Abilene                     Aurora, CO                                  368       2,085            142
13900 East Florida Ave                 Aurora, CO                                  189       1,071             64
4301 South Federal Boulevard           Englewood, CO                               237       1,341             97
14401-14492 East 33rd Place            Aurora, CO                                  445       2,519            176
11701 East 53rd Avenue                 Denver, CO                                  416       2,355             63
5401 Oswego Street                     Denver, CO                                  273       1,547            163
3811 Joliet                            Denver, CO                                  735       4,166            131
2630 West 2nd Avenue                   Denver, CO                                   51         286              5
2650 West 2nd Avenue                   Denver, CO                                  221       1,252             55
14818 West 6th Avenue Bldg A           Golden, CO                                  494       2,799            231
14828 West 6th Avenue Bldg B           Golden, CO                                  519       2,942            283
12055 E 49th Ave/4955 Peoria           Denver, CO                                  298       1,688            325
4940-4950 Paris                        Denver, CO                                  152         861             58
4970 Paris                             Denver, CO                                   95         537             42
5010 Paris                             Denver, CO                                   89         505             20
7367 South Revere Parkway              Englewood, CO                               926       5,124            167
10311 W. Hampden Ave.                  Lakewood, CO                                577       2,984            171
8200 East Park Meadows Drive (g)       Lone Tree, CO                             1,297       7,348            344
3250 Quentin (g)                       Aurora, CO                                1,220       6,911            238
11585 E. 53rd Ave. (g)                 Denver, CO                                1,770      10,030            279
10500 East 54th Ave. (h)               Denver, CO                                1,253       7,098            190

DETROIT
238 Executive Drive                    Troy, MI                                     52         173            494
256 Executive Drive                    Troy, MI                                     44         146            442
301 Executive Drive                    Troy, MI                                     71         293            614
449 Executive Drive                    Troy, MI                                    125         425            959

                                               GROSS AMOUNT CARRIED
                                            AT CLOSE OF PERIOD 12/31/02
                                          ----------------------------------
                                                   BUILDING AND
BUILDING ADDRESS                           LAND    IMPROVEMENTS     TOTAL
6400 North Broadway                         325       1,905         2,230
875 Parfet                                  293       1,733         2,026
4721 Ironton Street                         236       2,026         2,262
833 Parfet Street                           199       1,176         1,375
11005 West 8th Avenue                       104         636           740
7100 North Broadway - 7                     217       1,461         1,678
7100 North Broadway - 8                      80         653           733
6804 East 48th Avenue                       256       1,532         1,789
445 Bryant Street                         1,829      11,432        13,261
East 47th Drive - A                         441       2,847         3,288
9500 West 49th Street - A                   286       1,638         1,924
9500 West 49th Street - B                   226       1,287         1,513
9500 West 49th Street - C                   600       3,432         4,032
9500 West 49th Street - D                   246       1,784         2,029
8100 South Park Way - A                     423       2,850         3,273
8100 South Park Way - B                     104         738           841
8100 South Park Way - C                     575       3,371         3,945
451-591 East 124th Avenue                   383       2,314         2,697
608 Garrison Street                         267       1,779         2,046
610 Garrison Street                         266       1,830         2,095
1111 West Evans (A&C)                       236       1,437         1,672
1111 West Evans (B)                          30         184           215
15000 West 6th Avenue                       916       5,961         6,877
14998 West 6th Avenue Bldg E                568       3,379         3,947
14998 West 6th Avenue Bldg F                271       1,708         1,979
12503 East Euclid Drive                   1,208       7,405         8,613
6547 South Racine Circle                    739       4,548         5,287
7800 East Iliff Avenue                      190       1,104         1,295
2369 South Trenton Way                      294       1,846         2,140
2422 S. Trenton Way                         243       1,461         1,703
2452 South Trenton Way                      426       2,498         2,924
651 Topeka Way                              198       1,187         1,385
680 Atchison Way                            198       1,164         1,363
8122 South Park Lane - A                    398       2,461         2,859
1600 South Abilene                          467       2,711         3,178
1620 South Abilene                          270       1,638         1,908
1640 South Abilene                          382       2,213         2,594
13900 East Florida Ave                      190       1,134         1,324
4301 South Federal Boulevard                239       1,435         1,674
14401-14492 East 33rd Place                 440       2,699         3,139
11701 East 53rd Avenue                      422       2,411         2,834
5401 Oswego Street                          278       1,704         1,982
3811 Joliet                                 752       4,281         5,032
2630 West 2nd Avenue                         51         291           342
2650 West 2nd Avenue                        223       1,306         1,528
14818 West 6th Avenue Bldg A                468       3,056         3,524
14828 West 6th Avenue Bldg B                503       3,241         3,744
12055 E 49th Ave/4955 Peoria                305       2,006         2,310
4940-4950 Paris                             156         916         1,071
4970 Paris                                   97         576           673
5010 Paris                                   91         522           613
7367 South Revere Parkway                   934       5,283         6,217
10311 W. Hampden Ave.                       578       3,155         3,732
8200 East Park Meadows Drive (g)          1,304       7,685         8,989
3250 Quentin (g)                          1,230       7,138         8,368
11585 E. 53rd Ave. (g)                    1,780      10,299        12,079
10500 East 54th Ave. (h)                  1,260       7,281         8,540

DETROIT
238 Executive Drive                         100         619           719
256 Executive Drive                          85         547           632
301 Executive Drive                         133         845           978
449 Executive Drive                         218       1,291         1,509

                                            ACCUMULATED
                                           DEPRECIATION    YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                             12/31/02      RENOVATED    LIVES (YEARS)
6400 North Broadway                             251         1982           (n)
875 Parfet                                      228         1975           (n)
4721 Ironton Street                             285         1969           (n)
833 Parfet Street                               161         1974           (n)
11005 West 8th Avenue                           102         1974           (n)
7100 North Broadway - 7                         245         1985           (n)
7100 North Broadway - 8                         132         1985           (n)
6804 East 48th Avenue                           201         1973           (n)
445 Bryant Street                             1,461         1960           (n)
East 47th Drive - A                             539         1997           (n)
9500 West 49th Street - A                       251         1997           (n)
9500 West 49th Street - B                       176         1997           (n)
9500 West 49th Street - C                       476         1997           (n)
9500 West 49th Street - D                       359         1997           (n)
8100 South Park Way - A                         628         1997           (n)
8100 South Park Way - B                         209         1984           (n)
8100 South Park Way - C                         438         1984           (n)
451-591 East 124th Avenue                       293         1979           (n)
608 Garrison Street                             248         1984           (n)
610 Garrison Street                             251         1984           (n)
1111 West Evans (A&C)                           186         1986           (n)
1111 West Evans (B)                              25         1986           (n)
15000 West 6th Avenue                           817         1985           (n)
14998 West 6th Avenue Bldg E                    471         1995           (n)
14998 West 6th Avenue Bldg F                    306         1995           (n)
12503 East Euclid Drive                       1,099         1986           (n)
6547 South Racine Circle                        801         1996           (n)
7800 East Iliff Avenue                          156         1983           (n)
2369 South Trenton Way                          279         1983           (n)
2422 S. Trenton Way                             199         1983           (n)
2452 South Trenton Way                          344         1983           (n)
651 Topeka Way                                  152         1985           (n)
680 Atchison Way                                147         1985           (n)
8122 South Park Lane - A                        365         1986           (n)
1600 South Abilene                              358         1986           (n)
1620 South Abilene                              249         1986           (n)
1640 South Abilene                              292         1986           (n)
13900 East Florida Ave                          159         1986           (n)
4301 South Federal Boulevard                    227         1997           (n)
14401-14492 East 33rd Place                     389         1979           (n)
11701 East 53rd Avenue                          319         1985           (n)
5401 Oswego Street                              261         1985           (n)
3811 Joliet                                     427         1977           (n)
2630 West 2nd Avenue                             39         1970           (n)
2650 West 2nd Avenue                            181         1970           (n)
14818 West 6th Avenue Bldg A                    511         1985           (n)
14828 West 6th Avenue Bldg B                    488         1985           (n)
12055 E 49th Ave/4955 Peoria                    322         1984           (n)
4940-4950 Paris                                 112         1984           (n)
4970 Paris                                       78         1984           (n)
5010 Paris                                       67         1984           (n)
7367 South Revere Parkway                       690         1997           (n)
10311 W. Hampden Ave.                           358         1999           (n)
8200 East Park Meadows Drive (g)                423         1984           (n)
3250 Quentin (g)                                384      1984/2000         (n)
11585 E. 53rd Ave. (g)                          325         1984           (n)
10500 East 54th Ave. (h)                        231         1986           (n)

DETROIT
238 Executive Drive                             422         1973           (n)
256 Executive Drive                             353         1974           (n)
301 Executive Drive                             571         1974           (n)
449 Executive Drive                             811         1975           (n)

                                                                                                             COSTS
                                                                                                          CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                                                                         ACQUISITION OR
                                                                                      (b)                 COMPLETION
                                                                                  INITIAL COST           AND VALUATION
                                             LOCATION             (a)         ---------------------         PROVISION
BUILDING ADDRESS                           (CITY/STATE)        ENCUMBRANCES    LAND     BUILDINGS        --------------
501 Executive Drive                    Troy, MI                                  71         236                644
451 Robbins Drive                      Troy, MI                                  96         448              1,001
1035 Crooks Road                       Troy, MI                                 114         414                625
1095 Crooks Road                       Troy, MI                                 331       1,017              1,018
1416 Meijer Drive                      Troy, MI                                  94         394                390
1624 Meijer Drive                      Troy, MI                                 236       1,406                995
1972 Meijer Drive                      Troy, MI                                 315       1,301                721
1621 Northwood Drive                   Troy, MI                                  85         351              1,039
1707 Northwood Drive                   Troy, MI                                  95         262              1,183
1788 Northwood Drive                   Troy, MI                                  50         196                464
1821 Northwood Drive                   Troy, MI                                 132         523                743
1826 Northwood Drive                   Troy, MI                                  55         208                394
1864 Northwood Drive                   Troy, MI                                  57         190                469
1921 Northwood Drive                   Troy, MI                                 135         589              1,365
2277 Elliott Avenue                    Troy, MI                                  48         188                515
2451 Elliott Avenue                    Troy, MI                                  78         319                838
2730 Research Drive                    Rochester Hills, MI                      915       4,215                717
2791 Research Drive                    Rochester Hills, MI                      557       2,731                289
2871 Research Drive                    Rochester Hills, MI                      324       1,487                377
2911 Research Drive                    Rochester Hills, MI                      505       2,136                397
3011 Research Drive                    Rochester Hills, MI                      457       2,104                349
2870 Technology Drive                  Rochester Hills, MI                      275       1,262                237
2900 Technology Drive                  Rochester Hills, MI                      214         977                492
2920 Technology Drive                  Rochester Hills, MI                      159         671                144
2930 Technology Drive                  Rochester Hills, MI                      131         594                441
2950 Technology Drive                  Rochester Hills, MI                      178         819                302
23014 Commerce Drive                   Farmington Hills, MI                      39         203                193
23028 Commerce Drive                   Farmington Hills, MI                      98         507                439
23035 Commerce Drive                   Farmington Hills, MI                      71         355                214
23042 Commerce Drive                   Farmington Hills, MI                      67         277                331
23065 Commerce Drive                   Farmington Hills, MI                      71         408                217
23070 Commerce Drive                   Farmington Hills, MI                     112         442                668
23079 Commerce Drive                   Farmington Hills, MI                      68         301                221
23093 Commerce Drive                   Farmington Hills, MI                     211       1,024                788
23135 Commerce Drive                   Farmington Hills, MI                     146         701                283
23163 Commerce Drive                   Farmington Hills, MI                     111         513                319
23177 Commerce Drive                   Farmington Hills, MI                     175       1,007                747
23206 Commerce Drive                   Farmington Hills, MI                     125         531                626
23290 Commerce Drive                   Farmington Hills, MI                     124         707                641
23370 Commerce Drive                   Farmington Hills, MI                      59         233                165
32450 N Avis Drive                     Madison Heights, MI                      281       1,590                547
11866 Hubbard                          Livonia, MI                              189       1,073                 86
12050-12300 Hubbard (g)                Livonia, MI                              425       2,410                657
38300 Plymouth Road                    Livonia, MI                              729           -              4,802
12707 Eckles Road                      Plymouth Township, MI                    255       1,445                109
9300-9328 Harrison Rd                  Romulus, MI                              147         834                226
9330-9358 Harrison Rd                  Romulus, MI                               81         456                258
28420-28448 Highland Rd                Romulus, MI                              143         809                225
28450-28478 Highland Rd                Romulus, MI                               81         461                373
28421-28449 Highland Rd                Romulus, MI                              109         617                327
28451-28479 Highland Rd                Romulus, MI                              107         608                185
28825-28909 Highland Rd                Romulus, MI                               70         395                261
28933-29017 Highland Rd                Romulus, MI                              112         634                212
28824-28908 Highland Rd                Romulus, MI                              134         760                400
28932-29016 Highland Rd                Romulus, MI                              123         694                238
9710-9734 Harrison Rd                  Romulus, MI                              125         706                142
9740-9772 Harrison Rd                  Romulus, MI                              132         749                243
9840-9868 Harrison Rd                  Romulus, MI                              144         815                165
9800-9824 Harrison Rd                  Romulus, MI                              117         664                190
29265-29285 Airport Dr                 Romulus, MI                              140         794                303
29185-29225 Airport Dr                 Romulus, MI                              140         792                324
29149-29165 Airport Dr                 Romulus, MI                              216       1,225                340
29101-29115 Airport Dr                 Romulus, MI                              130         738                270
29031-29045 Airport Dr                 Romulus, MI                              124         704                162

                                                   GROSS AMOUNT CARRIED
                                               AT CLOSE OF PERIOD 12/31/02
                                            ---------------------------------
                                                    BUILDING AND
BUILDING ADDRESS                            LAND    IMPROVEMENTS      TOTAL
501 Executive Drive                          129         822           951
451 Robbins Drive                            192       1,353         1,545
1035 Crooks Road                             143       1,010         1,153
1095 Crooks Road                             360       2,006         2,366
1416 Meijer Drive                            121         757           878
1624 Meijer Drive                            373       2,264         2,637
1972 Meijer Drive                            372       1,965         2,337
1621 Northwood Drive                         215       1,260         1,475
1707 Northwood Drive                         239       1,301         1,540
1788 Northwood Drive                         103         607           710
1821 Northwood Drive                         220       1,178         1,398
1826 Northwood Drive                         103         554           657
1864 Northwood Drive                         107         609           716
1921 Northwood Drive                         291       1,797         2,089
2277 Elliott Avenue                          104         648           751
2451 Elliott Avenue                          164       1,072         1,235
2730 Research Drive                          903       4,945         5,847
2791 Research Drive                          560       3,017         3,577
2871 Research Drive                          327       1,862         2,188
2911 Research Drive                          504       2,534         3,038
3011 Research Drive                          457       2,453         2,910
2870 Technology Drive                        279       1,495         1,774
2900 Technology Drive                        219       1,464         1,683
2920 Technology Drive                        153         821           974
2930 Technology Drive                        138       1,027         1,166
2950 Technology Drive                        185       1,115         1,299
23014 Commerce Drive                          56         379           435
23028 Commerce Drive                         125         919         1,044
23035 Commerce Drive                          93         548           640
23042 Commerce Drive                          89         586           675
23065 Commerce Drive                          93         603           696
23070 Commerce Drive                         125       1,097         1,222
23079 Commerce Drive                          79         511           590
23093 Commerce Drive                         295       1,728         2,023
23135 Commerce Drive                         158         972         1,130
23163 Commerce Drive                         138         804           943
23177 Commerce Drive                         254       1,675         1,929
23206 Commerce Drive                         137       1,144         1,282
23290 Commerce Drive                         210       1,261         1,472
23370 Commerce Drive                          66         390           457
32450 N Avis Drive                           286       2,132         2,418
11866 Hubbard                                191       1,158         1,349
12050-12300 Hubbard (g)                      428       3,065         3,493
38300 Plymouth Road                          835       4,697         5,531
12707 Eckles Road                            267       1,543         1,809
9300-9328 Harrison Rd                        154       1,053         1,207
9330-9358 Harrison Rd                         85         710           795
28420-28448 Highland Rd                      149       1,027         1,177
28450-28478 Highland Rd                       85         831           916
28421-28449 Highland Rd                      114         940         1,054
28451-28479 Highland Rd                      112         788           900
28825-28909 Highland Rd                       73         653           726
28933-29017 Highland Rd                      117         841           958
28824-28908 Highland Rd                      140       1,154         1,294
28932-29016 Highland Rd                      128         927         1,055
9710-9734 Harrison Rd                        130         843           974
9740-9772 Harrison Rd                        138         985         1,123
9840-9868 Harrison Rd                        151         974         1,124
9800-9824 Harrison Rd                        123         849           971
29265-29285 Airport Dr                       147       1,091         1,237
29185-29225 Airport Dr                       146       1,110         1,256
29149-29165 Airport Dr                       226       1,555         1,781
29101-29115 Airport Dr                       136       1,002         1,138
29031-29045 Airport Dr                       130         860           990

                                          ACCUMULATED
                                          DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                           12/31/02       RENOVATED    LIVES (YEARS)
501 Executive Drive                          391            1984           (n)
451 Robbins Drive                            855            1975           (n)
1035 Crooks Road                             548            1980           (n)
1095 Crooks Road                             995            1986           (n)
1416 Meijer Drive                            438            1980           (n)
1624 Meijer Drive                          1,167            1984           (n)
1972 Meijer Drive                            972            1985           (n)
1621 Northwood Drive                         908            1977           (n)
1707 Northwood Drive                         695            1983           (n)
1788 Northwood Drive                         426            1977           (n)
1821 Northwood Drive                         804            1977           (n)
1826 Northwood Drive                         377            1977           (n)
1864 Northwood Drive                         419            1977           (n)
1921 Northwood Drive                       1,179            1977           (n)
2277 Elliott Avenue                          396            1975           (n)
2451 Elliott Avenue                          739            1974           (n)
2730 Research Drive                        2,411            1988           (n)
2791 Research Drive                        1,364            1991           (n)
2871 Research Drive                          797            1991           (n)
2911 Research Drive                        1,154            1992           (n)
3011 Research Drive                        1,183            1988           (n)
2870 Technology Drive                        720            1988           (n)
2900 Technology Drive                        735            1992           (n)
2920 Technology Drive                        359            1992           (n)
2930 Technology Drive                        425            1991           (n)
2950 Technology Drive                        525            1991           (n)
23014 Commerce Drive                         195            1983           (n)
23028 Commerce Drive                         547            1983           (n)
23035 Commerce Drive                         278            1983           (n)
23042 Commerce Drive                         332            1983           (n)
23065 Commerce Drive                         305            1983           (n)
23070 Commerce Drive                         597            1983           (n)
23079 Commerce Drive                         263            1983           (n)
23093 Commerce Drive                         904            1983           (n)
23135 Commerce Drive                         470            1986           (n)
23163 Commerce Drive                         386            1986           (n)
23177 Commerce Drive                         867            1986           (n)
23206 Commerce Drive                         711            1985           (n)
23290 Commerce Drive                         721            1980           (n)
23370 Commerce Drive                         238            1980           (n)
32450 N Avis Drive                           505            1974           (n)
11866 Hubbard                                197            1979           (n)
12050-12300 Hubbard (g)                      739            1981           (n)
38300 Plymouth Road                          567            1997           (n)
12707 Eckles Road                            247            1990           (n)
9300-9328 Harrison Rd                        173            1978           (n)
9330-9358 Harrison Rd                        166            1978           (n)
28420-28448 Highland Rd                      188            1979           (n)
28450-28478 Highland Rd                      183            1979           (n)
28421-28449 Highland Rd                      190            1980           (n)
28451-28479 Highland Rd                      146            1980           (n)
28825-28909 Highland Rd                      119            1981           (n)
28933-29017 Highland Rd                      184            1982           (n)
28824-28908 Highland Rd                      220            1982           (n)
28932-29016 Highland Rd                      225            1982           (n)
9710-9734 Harrison Rd                        165            1987           (n)
9740-9772 Harrison Rd                        217            1987           (n)
9840-9868 Harrison Rd                        173            1987           (n)
9800-9824 Harrison Rd                        173            1987           (n)
29265-29285 Airport Dr                       185            1983           (n)
29185-29225 Airport Dr                       207            1983           (n)
29149-29165 Airport Dr                       274            1984           (n)
29101-29115 Airport Dr                       183            1985           (n)
29031-29045 Airport Dr                       136            1985           (n)

                                                                                                                 COSTS
                                                                                                              CAPITALIZED
                                                                                                             SUBSEQUENT TO
                                                                                                             ACQUISITION OR
                                                                                            (b)                COMPLETION
                                                                                        INITIAL COST         AND VALUATION
                                                   LOCATION               (a)      ---------------------        PROVISION
BUILDING ADDRESS                                 (CITY/STATE)        ENCUMBRANCES    LAND      BUILDINGS     --------------
29050-29062 Airport Dr                       Romulus, MI                              127         718             193
29120-29134 Airport Dr                       Romulus, MI                              161         912             499
29200-29214 Airport Dr                       Romulus, MI                              170         963             348
9301-9339 Middlebelt Rd                      Romulus, MI                              124         703             162
26980 Trolley Industrial Drive               Taylor, MI                               450       2,550             931
33200 Capitol Avenue                         Livonia, MI                              236       1,309             186
32975 Capitol Avenue                         Livonia, MI                              135         748              94
2725 S. Industrial Highway                   Ann Arbor, MI                            660       3,654             544
32920 Capitol Avenue                         Livonia, MI                               76         422              86
11862 Brookfield Avenue                      Livonia, MI                               85         471             128
11923 Brookfield Avenue                      Livonia, MI                              120         665             459
11965 Brookfield Avenue                      Livonia, MI                              120         665              78
34005 Schoolcraft Road                       Livonia, MI                              107         592             177
13405 Stark Road                             Livonia, MI                               46         254              34
1170 Chicago Road                            Troy, MI                                 249       1,380             143
1200 Chicago Road                            Troy, MI                                 268       1,483             141
450 Robbins Drive                            Troy, MI                                 166         920             110
1230 Chicago Road                            Troy, MI                                 271       1,498             142
12886 Westmore Avenue                        Livonia, MI                              190       1,050             199
12898 Westmore Avenue                        Livonia, MI                              190       1,050             188
33025 Industrial Road                        Livonia, MI                               80         442              84
47711 Clipper Street                         Plymouth Township, MI                    539       2,983             266
32975 Industrial Road                        Livonia, MI                              160         887             178
32985 Industrial Road                        Livonia, MI                              137         761             127
32995 Industrial Road                        Livonia, MI                              160         887             180
12874 Westmore Avenue                        Livonia, MI                              137         761             125
33067 Industrial Road                        Livonia, MI                              160         887             112
1775 Bellingham                              Troy, MI                                 344       1,902             274
1785 East Maple                              Troy, MI                                  92         507              83
1807 East Maple                              Troy, MI                                 321       1,775             199
980 Chicago                                  Troy, MI                                 206       1,141             103
1840 Enterprise Drive                        Rochester Hills, MI                      573       3,170             278
1885 Enterprise Drive                        Rochester Hills, MI                      209       1,158             110
1935-55 Enterprise Drive                     Rochester Hills, MI                    1,285       7,144             823
5500 Enterprise Court                        Warren, MI                               675       3,737             447
750 Chicago Road                             Troy, MI                                 323       1,790             278
800 Chicago Road                             Troy, MI                                 283       1,567             498
850 Chicago Road                             Troy, MI                                 183       1,016             178
2805 S. Industrial Highway                   Ann Arbor, MI                            318       1,762             263
6833 Center Drive                            Sterling Heights, MI                     467       2,583             218
32201 North Avis Drive                       Madison Heights, MI                      345       1,911             423
1100 East Mandoline Road                     Madison Heights, MI                      888       4,915           1,229
30081 Stephenson Highway                     Madison Heights, MI                      271       1,499             349
1120 John A. Papalas Drive (h)               Lincoln Park, MI                         586       3,241             598
4872 S. Lapeer Road                          Lake Orion Twsp, MI                    1,342       5,441             231
775 James L. Hart Parkway                    Ypsilanti, MI                            348       1,536             864
1400 Allen Drive                             Troy, MI                                 209       1,154             119
1408 Allen Drive                             Troy, MI                                 151         834             150
1305 Stephenson Hwy                          Troy, MI                                 345       1,907              79
32505 Industrial Drive                       Madison Heights, MI                      345       1,910              46
1799-1813 Northfield Drive (g)               Rochester Hills, MI                      481       2,665              83

GRAND RAPIDS
5050 Kendrick Court SE                       Grand Rapids, MI                       1,721      11,433           4,581
5015 52nd Street SE                          Grand Rapids, MI                         234       1,321              65

HOUSTON
2102-2314 Edwards Street                     Houston, TX                              348       1,973             965
4545 Eastpark Drive                          Houston, TX                              235       1,331             205
3351 Rauch St                                Houston, TX                              272       1,541             250
3851 Yale St                                 Houston, TX                              413       2,343             314

                                                     GROSS AMOUNT CARRIED
                                                 AT CLOSE OF PERIOD 12/31/02
                                              ----------------------------------
                                                        BUILDING AND
BUILDING ADDRESS                                LAND    IMPROVEMENTS     TOTAL
29050-29062 Airport Dr                            133         905        1,038
29120-29134 Airport Dr                            169       1,404        1,573
29200-29214 Airport Dr                            178       1,302        1,480
9301-9339 Middlebelt Rd                           130         859          989
26980 Trolley Industrial Drive                    463       3,468        3,931
33200 Capitol Avenue                              252       1,479        1,731
32975 Capitol Avenue                              144         832          977
2725 S. Industrial Highway                        704       4,154        4,858
32920 Capitol Avenue                               82         502          584
11862 Brookfield Avenue                            91         593          684
11923 Brookfield Avenue                           128       1,116        1,244
11965 Brookfield Avenue                           128         734          863
34005 Schoolcraft Road                            114         761          876
13405 Stark Road                                   49         285          334
1170 Chicago Road                                 266       1,506        1,772
1200 Chicago Road                                 286       1,607        1,892
450 Robbins Drive                                 178       1,019        1,196
1230 Chicago Road                                 289       1,622        1,911
12886 Westmore Avenue                             202       1,236        1,439
12898 Westmore Avenue                             202       1,226        1,428
33025 Industrial Road                              85         521          606
47711 Clipper Street                              575       3,213        3,788
32975 Industrial Road                             171       1,054        1,225
32985 Industrial Road                             147         878        1,025
32995 Industrial Road                             171       1,056        1,227
12874 Westmore Avenue                             147         876        1,023
33067 Industrial Road                             171         988        1,159
1775 Bellingham                                   367       2,153        2,520
1785 East Maple                                    98         585          682
1807 East Maple                                   342       1,953        2,295
980 Chicago                                       220       1,230        1,450
1840 Enterprise Drive                             611       3,410        4,021
1885 Enterprise Drive                             223       1,254        1,477
1935-55 Enterprise Drive                        1,371       7,881        9,252
5500 Enterprise Court                             721       4,138        4,859
750 Chicago Road                                  345       2,046        2,391
800 Chicago Road                                  302       2,046        2,348
850 Chicago Road                                  196       1,181        1,377
2805 S. Industrial Highway                        340       2,004        2,343
6833 Center Drive                                 493       2,775        3,268
32201 North Avis Drive                            349       2,331        2,680
1100 East Mandoline Road                          897       6,135        7,033
30081 Stephenson Highway                          274       1,844        2,118
1120 John A. Papalas Drive (h)                    593       3,832        4,425
4872 S. Lapeer Road                             1,412       5,602        7,014
775 James L. Hart Parkway                         604       2,144        2,748
1400 Allen Drive                                  212       1,270        1,482
1408 Allen Drive                                  153         981        1,134
1305 Stephenson Hwy                               350       1,980        2,331
32505 Industrial Drive                            351       1,949        2,300
1799-1813 Northfield Drive (g)                    490       2,739        3,229

GRAND RAPIDS
5050 Kendrick Court SE                          1,721      16,014       17,735
5015 52nd Street SE                               234       1,386        1,620

HOUSTON
2102-2314 Edwards Street                          382       2,904        3,286
4545 Eastpark Drive                               240       1,531        1,771
3351 Rauch St                                     278       1,785        2,063
3851 Yale St                                      425       2,646        3,070

                                           ACCUMULATED
                                           DEPRECIATION    YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                             12/31/02       RENOVATED     LIVES (YEARS)
29050-29062 Airport Dr                          160          1986             (n)
29120-29134 Airport Dr                          302          1986             (n)
29200-29214 Airport Dr                          204          1985             (n)
9301-9339 Middlebelt Rd                         138          1983             (n)
26980 Trolley Industrial Drive                  416          1997             (n)
33200 Capitol Avenue                            168          1977             (n)
32975 Capitol Avenue                            105          1978             (n)
2725 S. Industrial Highway                      643          1997             (n)
32920 Capitol Avenue                             64          1973             (n)
11862 Brookfield Avenue                          73          1972             (n)
11923 Brookfield Avenue                         224          1973             (n)
11965 Brookfield Avenue                          94          1973             (n)
34005 Schoolcraft Road                           92          1981             (n)
13405 Stark Road                                 33          1980             (n)
1170 Chicago Road                               174          1983             (n)
1200 Chicago Road                               185          1984             (n)
450 Robbins Drive                               117          1976             (n)
1230 Chicago Road                               186          1996             (n)
12886 Westmore Avenue                           145          1981             (n)
12898 Westmore Avenue                           147          1981             (n)
33025 Industrial Road                            58          1980             (n)
47711 Clipper Street                            370          1996             (n)
32975 Industrial Road                           131          1984             (n)
32985 Industrial Road                            97          1985             (n)
32995 Industrial Road                           116          1983             (n)
12874 Westmore Avenue                            98          1984             (n)
33067 Industrial Road                           120          1984             (n)
1775 Bellingham                                 293          1987             (n)
1785 East Maple                                  67          1985             (n)
1807 East Maple                                 224          1984             (n)
980 Chicago                                     142          1985             (n)
1840 Enterprise Drive                           393          1990             (n)
1885 Enterprise Drive                           144          1990             (n)
1935-55 Enterprise Drive                        995          1990             (n)
5500 Enterprise Court                           473          1989             (n)
750 Chicago Road                                256          1986             (n)
800 Chicago Road                                226          1985             (n)
850 Chicago Road                                130          1984             (n)
2805 S. Industrial Highway                      231          1990             (n)
6833 Center Drive                               334          1998             (n)
32201 North Avis Drive                          265          1974             (n)
1100 East Mandoline Road                        712          1967             (n)
30081 Stephenson Highway                        217          1967             (n)
1120 John A. Papalas Drive (h)                  521          1985             (n)
4872 S. Lapeer Road                             423          1999             (n)
775 James L. Hart Parkway                       179          1999             (n)
1400 Allen Drive                                 65          1979             (n)
1408 Allen Drive                                 47          1979             (n)
1305 Stephenson Hwy                             102          1979             (n)
32505 Industrial Drive                          101          1979             (n)
1799-1813 Northfield Drive (g)                  145          1980             (n)

GRAND RAPIDS
5050 Kendrick Court SE                        3,410          1988             (n)
5015 52nd Street SE                             295          1987             (n)

HOUSTON
2102-2314 Edwards Street                        494          1961             (n)
4545 Eastpark Drive                             191          1972             (n)
3351 Rauch St                                   240          1970             (n)
3851 Yale St                                    327          1971             (n)

                                                                                                             COSTS
                                                                                                          CAPITALIZED
                                                                                                         SUBSEQUENT TO
                                                                                                         ACQUISITION OR
                                                                                        (b)                COMPLETION
                                                                                    INITIAL COST         AND VALUATION
                                           LOCATION                 (a)          -------------------        PROVISION
BUILDING ADDRESS                         (CITY/STATE)          ENCUMBRANCES      LAND      BUILDINGS     --------------
3337-3347 Rauch Street                 Houston, TX                                 227       1,287            286
8505 N Loop East                       Houston, TX                                 439       2,489            133
4749-4799 Eastpark Dr                  Houston, TX                                 594       3,368            743
4851 Homestead Road                    Houston, TX                                 491       2,782            530
3365-3385 Rauch Street                 Houston, TX                                 284       1,611            164
5050 Campbell Road                     Houston, TX                                 461       2,610            275
4300 Pine Timbers                      Houston, TX                                 489       2,769            515
7901 Blankenship                       Houston, TX                                 136         772            316
2500-2530 Fairway Park Drive           Houston, TX                                 766       4,342            589
6550 Longpointe                        Houston, TX                                 362       2,050            446
1815 Turning Basin Dr                  Houston, TX                                 487       2,761            493
1819 Turning Basin Dr                  Houston, TX                                 231       1,308            417
1805 Turning Basin Drive               Houston, TX                                 564       3,197            631
7000 Empire Drive                      Houston, TX                                 450       2,552            904
9777 West Gulfbank Drive               Houston, TX                               1,217       6,899          1,129
9835A Genard Road                      Houston, TX                               1,505       8,333          2,377
9835B Genard Road                      Houston, TX                                 245       1,357            462
10161 Harwin Drive                     Houston, TX                                 505       2,861            243
10165 Harwin Drive                     Houston, TX                                 218       1,234            408
10175 Harwin Drive                     Houston, TX                                 267       1,515            341
10325-10415 Landsbury Drive (h)        Houston, TX                                 696       3,854             81

INDIANAPOLIS
2400 North Shadeland                   Indianapolis, IN                            142         802             80
2402 North Shadeland                   Indianapolis, IN                            466       2,640            383
7901 West 21st St.                     Indianapolis, IN                          1,063       6,027            100
1445 Brookville Way                    Indianapolis, IN                            459       2,603            516
1440 Brookville Way                    Indianapolis, IN                            665       3,770            352
1240 Brookville Way                    Indianapolis, IN                            247       1,402            291
1220 Brookville Way                    Indianapolis, IN                            223          40             52
1345 Brookville Way                    Indianapolis, IN             (c)            586       3,321            609
1350 Brookville Way                    Indianapolis, IN                            205       1,161            162
1341 Sadlier Circle E Dr               Indianapolis, IN             (c)            131         743            172
1322-1438 Sadlier Circle E Dr          Indianapolis, IN             (c)            145         822            293
1327-1441 Sadlier Circle E Dr          Indianapolis, IN             (c)            218       1,234            356
1304 Sadlier Circle E Dr               Indianapolis, IN             (c)             71         405            149
1402 Sadlier Circle E Dr               Indianapolis, IN             (c)            165         934            251
1504 Sadlier Circle E Dr               Indianapolis, IN             (c)            219       1,238            264
1311 Sadlier Circle E Dr               Indianapolis, IN             (c)             54         304            114
1365 Sadlier Circle E Dr               Indianapolis, IN             (c)            121         688            239
1352-1354 Sadlier Circle E Dr          Indianapolis, IN             (c)            178       1,008            314
1335 Sadlier Circle E Dr               Indianapolis, IN             (c)             81         460            123
1327 Sadlier Circle E Dr               Indianapolis, IN             (c)             52         295             72
1425 Sadlier Circle E Dr               Indianapolis, IN             (c)             21         117             31
1230 Brookville Way                    Indianapolis, IN                            103         586             49
6951 E 30th St                         Indianapolis, IN                            256       1,449            288
6701 E 30th St                         Indianapolis, IN                             78         443             43
6737 E 30th St                         Indianapolis, IN                            385       2,181            412
1225 Brookville Way                    Indianapolis, IN                             60           -            417
6555 E 30th St                         Indianapolis, IN                            840       4,760          1,267
2432-2436 Shadeland                    Indianapolis, IN                            212       1,199            363
8402-8440 E 33rd St                    Indianapolis, IN                            222       1,260            348
8520-8630 E 33rd St                    Indianapolis, IN                            326       1,848            464
8710-8768 E 33rd St                    Indianapolis, IN                            175         993            352
3316-3346 N. Pagosa Court              Indianapolis, IN                            325       1,842            347
3331 Raton Court                       Indianapolis, IN                            138         802            139
6751 E 30th St                         Indianapolis, IN                            728       2,837            169
6041 Guion Road                        Indianapolis, IN                            123         678             10
9210 East 146th Street                 Noblesville, IN                             552         684            515

                                                      GROSS AMOUNT CARRIED
                                                  AT CLOSE OF PERIOD 12/31/02
                                               ---------------------------------
                                                         BUILDING AND
BUILDING ADDRESS                                 LAND    IMPROVEMENTS      TOTAL
3337-3347 Rauch Street                            233        1,568         1,801
8505 N Loop East                                  449        2,613         3,062
4749-4799 Eastpark Dr                             611        4,094         4,705
4851 Homestead Road                               504        3,299         3,803
3365-3385 Rauch Street                            290        1,769         2,059
5050 Campbell Road                                470        2,875         3,345
4300 Pine Timbers                                 499        3,273         3,772
7901 Blankenship                                  140        1,084         1,224
2500-2530 Fairway Park Drive                      792        4,905         5,697
6550 Longpointe                                   370        2,488         2,858
1815 Turning Basin Dr                             531        3,210         3,741
1819 Turning Basin Dr                             251        1,705         1,955
1805 Turning Basin Drive                          616        3,776         4,392
7000 Empire Drive                                 452        3,454         3,906
9777 West Gulfbank Drive                        1,216        8,029         9,245
9835A Genard Road                               1,581       10,634        12,215
9835B Genard Road                                 256        1,808         2,063
10161 Harwin Drive                                511        3,098         3,609
10165 Harwin Drive                                220        1,639         1,860
10175 Harwin Drive                                270        1,852         2,123
10325-10415 Landsbury Drive (h)                   705        3,925         4,631

INDIANAPOLIS
2400 North Shadeland                              149          875         1,024
2402 North Shadeland                              489        3,001         3,490
7901 West 21st St.                              1,048        6,142         7,190
1445 Brookville Way                               476        3,103         3,579
1440 Brookville Way                               685        4,102         4,787
1240 Brookville Way                               258        1,683         1,940
1220 Brookville Way                               226           89           315
1345 Brookville Way                               601        3,914         4,515
1350 Brookville Way                               212        1,316         1,528
1341 Sadlier Circle E Dr                          136          910         1,046
1322-1438 Sadlier Circle E Dr                     152        1,108         1,260
1327-1441 Sadlier Circle E Dr                     225        1,583         1,807
1304 Sadlier Circle E Dr                           75          550           625
1402 Sadlier Circle E Dr                          171        1,179         1,350
1504 Sadlier Circle E Dr                          226        1,495         1,720
1311 Sadlier Circle E Dr                           57          414           471
1365 Sadlier Circle E Dr                          126          922         1,048
1352-1354 Sadlier Circle E Dr                     184        1,315         1,499
1335 Sadlier Circle E Dr                           85          579           664
1327 Sadlier Circle E Dr                           55          364           419
1425 Sadlier Circle E Dr                           23          146           169
1230 Brookville Way                               109          630           739
6951 E 30th St                                    265        1,728         1,993
6701 E 30th St                                     82          481           564
6737 E 30th St                                    398        2,579         2,977
1225 Brookville Way                                68          409           477
6555 E 30th St                                    484        6,382         6,867
2432-2436 Shadeland                               230        1,543         1,773
8402-8440 E 33rd St                               230        1,600         1,830
8520-8630 E 33rd St                               336        2,303         2,639
8710-8768 E 33rd St                               187        1,333         1,520
3316-3346 N. Pagosa Court                         335        2,179         2,514
3331 Raton Court                                  138          941         1,079
6751 E 30th St                                    741        2,992         3,734
6041 Guion Road                                   124          687           811
9210 East 146th Street                            315        1,436         1,751

                                                     ACCUMULATED
                                                     DEPRECIATION  YEAR BUILT/     DEPRECIABLE
BUILDING ADDRESS                                       12/31/02     RENOVATED     LIVES (YEARS)
3337-3347 Rauch Street                                    260          1970           (n)
8505 N Loop East                                          321          1981           (n)
4749-4799 Eastpark Dr                                     494          1979           (n)
4851 Homestead Road                                       469          1973           (n)
3365-3385 Rauch Street                                    257          1970           (n)
5050 Campbell Road                                        370          1970           (n)
4300 Pine Timbers                                         419          1980           (n)
7901 Blankenship                                          188          1972           (n)
2500-2530 Fairway Park Drive                              711          1974           (n)
6550 Longpointe                                           346          1980           (n)
1815 Turning Basin Dr                                     395          1980           (n)
1819 Turning Basin Dr                                     197          1980           (n)
1805 Turning Basin Drive                                  475          1980           (n)
7000 Empire Drive                                         621          1980           (n)
9777 West Gulfbank Drive                                1,275          1980           (n)
9835A Genard Road                                         736          1980           (n)
9835B Genard Road                                         147          1980           (n)
10161 Harwin Drive                                        226       1979/1981         (n)
10165 Harwin Drive                                        165       1979/1981         (n)
10175 Harwin Drive                                        240       1979/1981         (n)
10325-10415 Landsbury Drive (h)                            50          1982           (n)

INDIANAPOLIS
2400 North Shadeland                                      117          1970           (n)
2402 North Shadeland                                      447          1970           (n)
7901 West 21st St.                                        870          1985           (n)
1445 Brookville Way                                       595          1989           (n)
1440 Brookville Way                                       705          1990           (n)
1240 Brookville Way                                       347          1990           (n)
1220 Brookville Way                                        16          1990           (n)
1345 Brookville Way                                       739          1992           (n)
1350 Brookville Way                                       235          1994           (n)
1341 Sadlier Circle E Dr                                  183       1971/1992         (n)
1322-1438 Sadlier Circle E Dr                             242       1971/1992         (n)
1327-1441 Sadlier Circle E Dr                             311          1992           (n)
1304 Sadlier Circle E Dr                                  106       1971/1992         (n)
1402 Sadlier Circle E Dr                                  221       1970/1992         (n)
1504 Sadlier Circle E Dr                                  237       1971/1992         (n)
1311 Sadlier Circle E Dr                                  116       1971/1992         (n)
1365 Sadlier Circle E Dr                                  166       1971/1992         (n)
1352-1354 Sadlier Circle E Dr                             256       1970/1992         (n)
1335 Sadlier Circle E Dr                                   99       1971/1992         (n)
1327 Sadlier Circle E Dr                                   59       1971/1992         (n)
1425 Sadlier Circle E Dr                                   25       1971/1992         (n)
1230 Brookville Way                                       109          1995           (n)
6951 E 30th St                                            392          1995           (n)
6701 E 30th St                                             82          1995           (n)
6737 E 30th St                                            466          1995           (n)
1225 Brookville Way                                        59          1997           (n)
6555 E 30th St                                          1,502       1969/1981         (n)
2432-2436 Shadeland                                       264          1968           (n)
8402-8440 E 33rd St                                       302          1977           (n)
8520-8630 E 33rd St                                       399          1976           (n)
8710-8768 E 33rd St                                       238          1979           (n)
3316-3346 N. Pagosa Court                                 401          1977           (n)
3331 Raton Court                                          149          1979           (n)
6751 E 30th St                                            395          1997           (n)
6041 Guion Road                                             3          1968           (n)
9210 East 146th Street                                    140          1978           (n)

                                                                                                               COSTS
                                                                                                            CAPITALIZED
                                                                                                           SUBSEQUENT TO
                                                                                                           ACQUISITION OR
                                                                                            (b)              COMPLETION
                                                                                        INITIAL COST       AND VALUATION
                                                   LOCATION               (a)      ---------------------      PROVISION
BUILDING ADDRESS                                 (CITY/STATE)        ENCUMBRANCES    LAND    BUILDINGS     --------------
LOS ANGELES
5220 Fourth Street                           Irwindale, CA                            270       1,529           55
15705 Arrow Highway                          Irwindale, CA                            157         892           31
15709 Arrow Highway                          Irwindale, CA                            225       1,275           32
6407-6419 Alondra Blvd.                      Paramount, CA                            137         774           29
6423-6431 Alondra Blvd.                      Paramount, CA                            115         650           29
15101-15141 S. Figueroa St. (g)              Los Angeles, CA                        1,163       6,588          352
20816-18 Higgins Court                       Torrance, CA                              74         419           31
21136 South Wilmington Ave                   Carson, CA                             1,234       6,994          164
19914 Via Baron Way                          Rancho Dominguez, CA        (d)        1,590       9,010          182
2035 E. Vista Bella Way                      Rancho Dominguez, CA        (e)        1,382       7,829          281
14141 Alondra Blvd.                          Santa Fe Springs, CA                   2,570      14,565          184
12616 Yukon Ave.                             Hawthorne, CA                            685       3,884           47
3355 El Segundo Blvd (h)                     Hawthorne, CA                            267       1,510           20
12621 Cerise                                 Hawthorne, CA                            413       2,344           28
1830 W. 208th Street                         Torrance, CA                             102         578           26
20807-09 Higgins Court                       Torrance, CA                             105         596           28
20801-03 Higgins Court                       Torrance, CA                             106         599           28
20817-19 S. Western Ave.                     Torrance, CA                              95         541           30
20915-17 S. Western Ave.                     Torrance, CA                              95         541           25
20908-10 Higgins Court                       Torrance, CA                              96         541           26
20914-16 Higgins Court                       Torrance, CA                              80         452           39
12700-12712 Yukon Ave. (h)                   Hawthorne, CA                            572       3,239           50
42374 Avenida Alvarado (h)                   Temecula, CA                             797       4,514           78

LOUISVILLE
9001 Cane Run Road                           Louisville, KY                           524           -        5,577
9101 Cane Run Road                           Louisville, KY                           973           -        5,748

MILWAUKEE
6523 N Sydney Place                          Glendale, WI                             172         976          206
8800 W Bradley                               Milwaukee, WI                            375       2,125          151
4560 N 124th Street                          Wauwatosa, WI                            118         667           85
4410-80 North 132nd Street                   Butler, WI                               355           -        4,023

MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle                     Bloomington, MN                          357       1,320          820
1275 Corporate Center Drive                  Eagan, MN                                 80         357           69
1279 Corporate Center Drive                  Eagan, MN                                105         357          164
6201 West 111th Street                       Bloomington, MN                        1,358       8,622        3,755
6403-6545 Cecilia Drive                      Bloomington, MN                          366       1,363          771
6925-6943 Washington Avenue                  Edina, MN                                117         504          888
6955-6973 Washington Avenue                  Edina, MN                                117         486          532
7251-7267 Washington Avenue                  Edina, MN                                129         382          467
7301-7325 Washington Avenue                  Edina, MN                                174         391          541
7101 Winnetka Avenue North                   Brooklyn Park, MN                      2,195       6,084        2,136
7600 Golden Triangle Drive                   Eden Prairie, MN                         566       1,394        1,565
9901 West 74th Street                        Eden Prairie, MN                         621       3,289        2,941
11201 Hampshire Avenue South                 Bloomington, MN                          495       1,035          866
12220-12222 Nicollet Avenue                  Burnsville, MN                           105         425          364
12250-12268 Nicollet Avenue                  Burnsville, MN                           260       1,054          488
12224-12226 Nicollet Avenue                  Burnsville, MN                           190         770          326
980 Lone Oak Road                            Eagan, MN                                683       4,103          833
990 Lone Oak Road                            Eagan, MN                                883       5,575        1,006
1030 Lone Oak Road                           Eagan, MN                                456       2,703          398
1060 Lone Oak Road                           Eagan, MN                                624       3,700          576
5400 Nathan Lane                             Plymouth, MN                             749       4,461          657
6464 Sycamore Court                          Maple Grove, MN                          457       2,730          279


                                                        GROSS AMOUNT CARRIED
                                                    AT CLOSE OF PERIOD 12/31/02
                                                 ----------------------------------
                                                           BUILDING AND
BUILDING ADDRESS                                   LAND    IMPROVEMENTS     TOTAL
LOS ANGELES
5220 Fourth Street                                  274       1,580         1,854
15705 Arrow Highway                                 160         921         1,081
15709 Arrow Highway                                 228       1,304         1,532
6407-6419 Alondra Blvd.                             140         800           940
6423-6431 Alondra Blvd.                             118         676           794
15101-15141 S. Figueroa St. (g)                   1,175       6,927         8,102
20816-18 Higgins Court                               75         449           524
21136 South Wilmington Ave                        1,246       7,145         8,392
19914 Via Baron Way                               1,616       9,166        10,782
2035 E. Vista Bella Way                           1,406       8,086         9,491
14141 Alondra Blvd.                               2,598      14,721        17,319
12616 Yukon Ave.                                    692       3,924         4,616
3355 El Segundo Blvd (h)                            270       1,527         1,797
12621 Cerise                                        417       2,368         2,785
1830 W. 208th Street                                103         602           705
20807-09 Higgins Court                              107         622           729
20801-03 Higgins Court                              107         625           732
20817-19 S. Western Ave.                             97         569           666
20915-17 S. Western Ave.                             97         564           661
20908-10 Higgins Court                               97         565           662
20914-16 Higgins Court                               81         489           570
12700-12712 Yukon Ave. (h)                          579       3,281         3,860
42374 Avenida Alvarado (h)                          808       4,580         5,388

LOUISVILLE
9001 Cane Run Road                                  560       5,541         6,101
9101 Cane Run Road                                  608       6,113         6,721

MILWAUKEE
6523 N Sydney Place                                 176       1,179         1,355
8800 W Bradley                                      388       2,263         2,651
4560 N 124th Street                                 129         740           870
4410-80 North 132nd Street                          359       4,019         4,378

MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle                            386       2,111         2,497
1275 Corporate Center Drive                          93         414           506
1279 Corporate Center Drive                         109         518           626
6201 West 111th Street                            1,499      12,237        13,735
6403-6545 Cecilia Drive                             395       2,105         2,500
6925-6943 Washington Avenue                         237       1,272         1,509
6955-6973 Washington Avenue                         207         928         1,135
7251-7267 Washington Avenue                         182         795           978
7301-7325 Washington Avenue                         193         913         1,106
7101 Winnetka Avenue North                        2,228       8,187        10,415
7600 Golden Triangle Drive                          615       2,910         3,525
9901 West 74th Street                               639       6,212         6,851
11201 Hampshire Avenue South                        502       1,895         2,396
12220-12222 Nicollet Avenue                         114         780           894
12250-12268 Nicollet Avenue                         296       1,506         1,802
12224-12226 Nicollet Avenue                         207       1,079         1,286
980 Lone Oak Road                                   683       4,936         5,619
990 Lone Oak Road                                   873       6,591         7,463
1030 Lone Oak Road                                  456       3,101         3,557
1060 Lone Oak Road                                  624       4,276         4,901
5400 Nathan Lane                                    757       5,110         5,867
6464 Sycamore Court                                 457       3,009         3,466

                                                 ACCUMULATED
                                                 DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                   12/31/02     RENOVATED   LIVES (YEARS)
LOS ANGELES
5220 Fourth Street                                   95           2000           (n)
15705 Arrow Highway                                  56           1987           (n)
15709 Arrow Highway                                  74           1987           (n)
6407-6419 Alondra Blvd.                              45           1985           (n)
6423-6431 Alondra Blvd.                              41           1985           (n)
15101-15141 S. Figueroa St. (g)                     328           1982           (n)
20816-18 Higgins Court                               20           1981           (n)
21136 South Wilmington Ave                          263           1989           (n)
19914 Via Baron Way                                 126           1973           (n)
2035 E. Vista Bella Way                             151           1972           (n)
14141 Alondra Blvd.                                 215           1969           (n)
12616 Yukon Ave.                                     41           1987           (n)
3355 El Segundo Blvd (h)                             16           1959           (n)
12621 Cerise                                         25           1959           (n)
1830 W. 208th Street                                 26           1981           (n)
20807-09 Higgins Court                               27           1981           (n)
20801-03 Higgins Court                               27           1981           (n)
20817-19 S. Western Ave.                             25           1981           (n)
20915-17 S. Western Ave.                             25           1981           (n)
20908-10 Higgins Court                               24           1981           (n)
20914-16 Higgins Court                               21           1981           (n)
12700-12712 Yukon Ave. (h)                           35           1960           (n)
42374 Avenida Alvarado (h)                           10           1987           (n)

LOUISVILLE
9001 Cane Run Road                                  735           1998           (n)
9101 Cane Run Road                                  219           2000           (n)

MILWAUKEE
6523 N Sydney Place                                 208           1978           (n)
8800 W Bradley                                      369           1982           (n)
4560 N 124th Street                                 103           1976           (n)
4410-80 North 132nd Street                          209           1999           (n)

MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle                          1,182           1980           (n)
1275 Corporate Center Drive                         195           1990           (n)
1279 Corporate Center Drive                         215           1990           (n)
6201 West 111th Street                            4,308           1987           (n)
6403-6545 Cecilia Drive                           1,215           1980           (n)
6925-6943 Washington Avenue                         974           1972           (n)
6955-6973 Washington Avenue                         833           1972           (n)
7251-7267 Washington Avenue                         708           1972           (n)
7301-7325 Washington Avenue                       1,004           1972           (n)
7101 Winnetka Avenue North                        4,021           1990           (n)
7600 Golden Triangle Drive                        1,688           1989           (n)
9901 West 74th Street                             2,305         1983/88          (n)
11201 Hampshire Avenue South                      1,047           1986           (n)
12220-12222 Nicollet Avenue                         315         1989/90          (n)
12250-12268 Nicollet Avenue                         589         1989/90          (n)
12224-12226 Nicollet Avenue                         430         1989/90          (n)
980 Lone Oak Road                                 1,457           1992           (n)
990 Lone Oak Road                                 1,779           1989           (n)
1030 Lone Oak Road                                  658           1988           (n)
1060 Lone Oak Road                                1,103           1988           (n)
5400 Nathan Lane                                    898           1990           (n)
6464 Sycamore Court                                 697           1990           (n)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                                              ACQUISITION OR
                                                                                               (b)              COMPLETION
                                                                                           INITIAL COST       AND VALUATION
                                                  LOCATION                (a)          --------------------      PROVISION
BUILDING ADDRESS                                (CITY/STATE)         ENCUMBRANCES       LAND      BUILDINGS   --------------
10120 W 76th Street                          Eden Prairie, MN                            315        1,804          1,471
7615 Golden Triangle                         Eden Prairie, MN                            268        1,532          1,141
7625 Golden Triangle                         Eden Prairie, MN                            415        2,375            924
2605 Fernbrook Lane North                    Plymouth, MN                                443        2,533            438
12155 Nicollet Ave.                          Burnsville, MN                              286            -          1,890
73rd Avenue North                            Brooklyn Park, MN                           504        2,856            136
1905 W Country Road C                        Roseville, MN                               402        2,278             75
2720 Arthur Street                           Roseville, MN                               824        4,671             79
10205 51st Avenue North                      Plymouth, MN                                180        1,020             89
4100 Peavey Road                             Chaska, MN                                  399        2,261            645
11300 Hamshire Ave South                     Bloomington, MN                             527        2,985          1,836
375 Rivertown Drive                          Woodbury, MN                              1,083        6,135          2,741
5205 Highway 169                             Plymouth, MN                                446        2,525          1,076
6451-6595 Citywest Parkway                   Eden Prairie, MN                            525        2,975            827
7500-7546 Washington Square                  Eden Prairie, MN                            229        1,300            112
7550-7558 Washington Square                  Eden Prairie, MN                            153          867             41
5240-5300 Valley Industrial Blvd S           Shakopee, MN                                362        2,049            776
7125 Northland Terrace                       Brooklyn Park, MN                           660        3,740            771
6900 Shady Oak Road                          Eden Prairie, MN                            310        1,756            438
6477-6525 City West Parkway                  Eden Prairie, MN                            810        4,590            381
1157 Valley Park Drive                       Shakopee, MN                                760            -          6,067
500-530 Kasota Avenue SE                     Minneapolis, MN                             415        2,354            674
770-786 Kasota Avenue SE                     Minneapolis, MN                             333        1,888            462
800 Kasota Avenue SE                         Minneapolis, MN                             524        2,971            640
2530-2570 Kasota Avenue                      St. Paul, MN                                407        2,308            718
504 Malcom Ave. SE                           Minneapolis, MN                             757            -          6,117
5555 12th Ave. East                          Shakopee, MN                              1,157            -          3,396

NASHVILLE
417 Harding Industrial Drive                 Nashville, TN                               763        4,965          1,222
3099 Barry Drive                             Portland, TN                                418        2,368             71
3150 Barry Drive                             Portland, TN                                941        5,333            289
5599 Highway 31 West                         Portland, TN                                564        3,196             78
1650 Elm Hill Pike                           Nashville, TN                               329        1,867            145
1102 Appleton Drive                          Nashville, TN                               154          873             26
1931 Air Lane Drive                          Nashville, TN                               489        2,785            271
470 Metroplex Drive (g)                      Nashville, TN                               619        3,507          1,326
1150 Antiock Pike                            Nashville, TN                               661        3,748            207
4640 Cummings Park                           Nashville, TN                               360        2,040            147
211 Nesbitt North                            Nashville, TN                               399        2,261            107
211 Nesbitt South                            Nashville, TN                               400        2,266            106
211 Nesbitt West                             Nashville, TN                               217        1,232             19
556 Metroplex Drive                          Nashville, TN                               227        1,285            215
7600 Eastgate Blvd.                          Lebanon, TN                               1,375            -              3

NORTHERN NEW JERSEY
60 Ethel Road West                           Piscataway, NJ                              252        1,426            329
70 Ethel Road West                           Piscataway, NJ                              431        2,443            458
601-629 Montrose Avenue                      South Plainfield, NJ                        487        2,762            616
9 Princess Road                              Lawrenceville, NJ                           221        1,254            134
11 Princess Road                             Lawrenceville, NJ                           491        2,780            330
15 Princess Road                             Lawrenceville, NJ                           234        1,328            287
17 Princess Road                             Lawrenceville, NJ                           342        1,936             81
220 Hanover Avenue                           Hanover, NJ                               1,361        7,715            600
244 Shefield Street                          Mountainside, NJ                            201        1,141            296
31 West Forest Street (g)                    Englewood, NJ                               941        5,333            882
25 World's Fair Drive                        Franklin, NJ                                285        1,616            207
14 World's Fair Drive                        Franklin, NJ                                483        2,735            473
16 World's Fair Drive                        Franklin, NJ                                174          988            226
18 World's Fair Drive                        Franklin, NJ                                123          699             84

                                                        GROSS AMOUNT CARRIED
                                                    AT CLOSE OF PERIOD 12/31/02
                                                 ----------------------------------
                                                           BUILDING AND
BUILDING ADDRESS                                   LAND    IMPROVEMENTS      TOTAL
10120 W 76th Street                                 315        3,274         3,590
7615 Golden Triangle                                268        2,673         2,941
7625 Golden Triangle                                415        3,299         3,714
2605 Fernbrook Lane North                           445        2,969         3,414
12155 Nicollet Ave.                                 288        1,888         2,176
73rd Avenue North                                   512        2,984         3,496
1905 W Country Road C                               410        2,345         2,755
2720 Arthur Street                                  832        4,742         5,574
10205 51st Avenue North                             187        1,102         1,289
4100 Peavey Road                                    415        2,891         3,305
11300 Hamshire Ave South                            541        4,807         5,348
375 Rivertown Drive                               1,503        8,456         9,959
5205 Highway 169                                    739        3,307         4,046
6451-6595 Citywest Parkway                          538        3,789         4,327
7500-7546 Washington Square                         235        1,406         1,641
7550-7558 Washington Square                         157          905         1,062
5240-5300 Valley Industrial Blvd S                  371        2,815         3,186
7125 Northland Terrace                              767        4,404         5,171
6900 Shady Oak Road                                 340        2,164         2,504
6477-6525 City West Parkway                         819        4,961         5,781
1157 Valley Park Drive                              888        5,939         6,827
500-530 Kasota Avenue SE                            432        3,011         3,444
770-786 Kasota Avenue SE                            347        2,336         2,683
800 Kasota Avenue SE                                597        3,538         4,134
2530-2570 Kasota Avenue                             465        2,968         3,433
504 Malcom Ave. SE                                  936        5,938         6,874
5555 12th Ave. East                                 588        3,964         4,553

NASHVILLE
417 Harding Industrial Drive                        763        6,188         6,950
3099 Barry Drive                                    421        2,436         2,857
3150 Barry Drive                                    980        5,583         6,563
5599 Highway 31 West                                571        3,267         3,838
1650 Elm Hill Pike                                  332        2,009         2,341
1102 Appleton Drive                                 154          899         1,053
1931 Air Lane Drive                                 493        3,051         3,544
470 Metroplex Drive (g)                             626        4,826         5,452
1150 Antiock Pike                                   669        3,949         4,617
4640 Cummings Park                                  365        2,181         2,547
211 Nesbitt North                                   404        2,363         2,767
211 Nesbitt South                                   405        2,367         2,772
211 Nesbitt West                                    220        1,249         1,469
556 Metroplex Drive                                 231        1,496         1,727
7600 Eastgate Blvd.                               1,375            3         1,378

NORTHERN NEW JERSEY
60 Ethel Road West                                  264        1,743         2,007
70 Ethel Road West                                  451        2,881         3,333
601-629 Montrose Avenue                             512        3,353         3,865
9 Princess Road                                     234        1,375         1,609
11 Princess Road                                    516        3,084         3,600
15 Princess Road                                    247        1,603         1,849
17 Princess Road                                    345        2,013         2,358
220 Hanover Avenue                                1,420        8,257         9,677
244 Shefield Street                                 210        1,428         1,638
31 West Forest Street (g)                           975        6,182         7,157
25 World's Fair Drive                               297        1,811         2,108
14 World's Fair Drive                               503        3,188         3,692
16 World's Fair Drive                               183        1,204         1,388
18 World's Fair Drive                               129          776           905

                                                                      ACCUMULATED
                                       DEPRECIATION    YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                           12/31/02    RENOVATED      LIVES (YEARS)
10120 W 76th Street                         648           1987             (n)
7615 Golden Triangle                        727           1987             (n)
7625 Golden Triangle                        691           1987             (n)
2605 Fernbrook Lane North                   821           1987             (n)
12155 Nicollet Ave.                         392           1995             (n)
73rd Avenue North                           507           1995             (n)
1905 W Country Road C                       395           1993             (n)
2720 Arthur Street                          800           1995             (n)
10205 51st Avenue North                     192           1990             (n)
4100 Peavey Road                            581           1988             (n)
11300 Hamshire Ave South                    834           1983             (n)
375 Rivertown Drive                       1,170           1996             (n)
5205 Highway 169                            639           1960             (n)
6451-6595 Citywest Parkway                  961           1984             (n)
7500-7546 Washington Square                 214           1975             (n)
7550-7558 Washington Square                 142           1975             (n)
5240-5300 Valley Industrial Blvd S          491           1973             (n)
7125 Northland Terrace                      626           1996             (n)
6900 Shady Oak Road                         291           1980             (n)
6477-6525 City West Parkway                 694           1984             (n)
1157 Valley Park Drive                      484           1997             (n)
500-530 Kasota Avenue SE                    370           1976             (n)
770-786 Kasota Avenue SE                    269           1976             (n)
800 Kasota Avenue SE                        444           1976             (n)
2530-2570 Kasota Avenue                     503           1976             (n)
504 Malcom Ave. SE                          355           1997             (n)
5555 12th Ave. East                         326           2000             (n)

NASHVILLE
417 Harding Industrial Drive              1,861           1972             (n)
3099 Barry Drive                            383           1995             (n)
3150 Barry Drive                            876           1993             (n)
5599 Highway 31 West                        511           1995             (n)
1650 Elm Hill Pike                          302           1984             (n)
1102 Appleton Drive                         126           1984             (n)
1931 Air Lane Drive                         476           1984             (n)
470 Metroplex Drive (g)                     814           1986             (n)
1150 Antiock Pike                           508           1987             (n)
4640 Cummings Park                          210           1986             (n)
211 Nesbitt North                           173           1983             (n)
211 Nesbitt South                           233           1983             (n)
211 Nesbitt West                             94           1985             (n)
556 Metroplex Drive                          61           1983             (n)
7600 Eastgate Blvd.                           0           2002             (n)

NORTHERN NEW JERSEY
60 Ethel Road West                          269           1982             (n)
70 Ethel Road West                          410           1979             (n)
601-629 Montrose Avenue                     509           1974             (n)
9 Princess Road                             201           1985             (n)
11 Princess Road                            502           1985             (n)
15 Princess Road                            388           1986             (n)
17 Princess Road                            312           1986             (n)
220 Hanover Avenue                        1,171           1987             (n)
244 Shefield Street                         256        1965/1986           (n)
31 West Forest Street (g)                   988           1978             (n)
25 World's Fair Drive                       246           1986             (n)
14 World's Fair Drive                       505           1980             (n)
16 World's Fair Drive                       154           1981             (n)
18 World's Fair Drive                       102           1982             (n)

                                                                                                             COSTS
                                                                                                           CAPITALIZED
                                                                                                         SUBSEQUENT TO
                                                                                       (b)               ACQUISITION OR
                                                                                    INITIAL COST           COMPLETION
                                            LOCATION               (a)           --------------------    AND VALUATION
BUILDING ADDRESS                           (CITY/STATE)        ENCUMBRANCES       LAND      BUILDINGS      PROVISION
23 World's Fair Drive                  Franklin, NJ                                134         758          114
12 World's Fair Drive                  Franklin, NJ                                572       3,240          361
49 Napoleon Court                      Franklin, NJ                                230       1,306           69
50 NapoleanCourt                       Franklin, NJ                                149         842           42
22 World's Fair Drive                  Franklin, NJ                                364       2,064          293
26 World's Fair Drive                  Franklin, NJ                                361       2,048          203
24 World's Fair Drive                  Franklin, NJ                                347       1,968          365
20 World's Fair Drive Lot 13           Sumerset, NJ                                  9           -        2,810
10 New Maple Road                      Pine Brook, NJ                            2,250      12,750          186
60 Chapin Road                         Pine Brook, NJ                            2,123      12,028        1,840
45 Route 46                            Pine Brook, NJ                              969       5,491          295
43 Route 46                            Pine Brook, NJ                              474       2,686          204
39 Route 46                            Pine Brook, NJ                              260       1,471           85
26 Chapin Road                         Pine Brook, NJ                              956       5,415          131
30 Chapin Road                         Pine Brook, NJ                              960       5,440          226
20 Hook Mountain Road                  Pine Brook, NJ                            1,507       8,542          926
30 Hook Mountain Road                  Pine Brook, NJ                              389       2,206          313
55 Route 46                            Pine Brook, NJ                              396       2,244           94
16 Chapin Rod                          Pine Brook, NJ                              885       5,015          133
20 Chapin Road                         Pine Brook, NJ                            1,134       6,426          248
Sayreville Lot 4                       Sayreville, NJ                                -           -            0
400 Raritan Center Parkway             Edison, NJ                                  829       4,722          315
300 Columbus Circle                    Edison, NJ                                1,257       7,122          174
400 Apgar                              Franklin Township, NJ                       780       4,420          129
500 Apgar                              Franklin Township, NJ                       361       2,044          211
201 Circle Dr. North                   Piscataway, NJ                              840       4,760          396
1 Pearl Ct.                            Allendale, NJ                               623       3,528          172
2 Pearl Ct.                            Allendale, NJ                               255       1,445          970
3 Pearl Ct.                            Allendale, NJ                               440       2,491          121
4 Pearl Ct.                            Allendale, NJ                               450       2,550          124
5 Pearl Ct.                            Allendale, NJ                               505       2,860          139
6 Pearl Ct.                            Allendale, NJ                             1,160       6,575          111
7 Pearl Ct.                            Allendale, NJ                               513       2,907           49
59 Route 17                            Allendale, NJ                               518       2,933          143

PHOENIX
1045 South Edward Drive                Tempe, AZ                                   390       2,160           47
46 N. 49th Ave.                        Phoenix, AZ                                 301       1,704           51

PORTLAND
5687 International Way (i)             Milwaukee, OR                               430       2,385          267
5795 SW Jean Road  (h)                 Lake Oswego, OR                             427       2,362          363
12130 NE Ainsworth Circle (g)          Portland, OR                                523       2,898          301
5509 NW 122nd Ave. (g)                 Milwaukee, OR                               244       1,351           80
6105-6113 NE 92nd Avenue (i)           Portland, OR                                884       4,891          684
8727 NE Marx Drive (h)                 Portland, OR                                580       3,210          678
3388 SE 20th Street                    Portland, OR                                 73         405           45
5962-5964 NE 87th Avenue               Portland, OR                                 72         398           75
11620 NE Ainsworth                     Portland, OR                                152         839           34
11824 NE Ainsworth Circle              Portland, OR                                166         916           81
12124 NE Ainsworth Circle              Portland, OR                                207       1,148           49
11632 NE Ainsworth Circle              Portland, OR                                799       4,422          940

SALT LAKE CITY
2255 South 300 West (l)                Salt Lake City, UT                          618       3,504          299
512 Lawndale Drive (m)                 Salt Lake City, UT                        2,779      15,749        2,706
1270 West 2320 South                   West Valley, UT                             138         784          129
1275 West 2240 South                   West Valley, UT                             395       2,241           95
1288 West 2240 South                   West Valley, UT                             119         672           93
2235 South 1300 West                   West Valley, UT                             198       1,120          248

                                             GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/02
                                       -------------------------------
                                                BUILDING AND
BUILDING ADDRESS                        LAND    IMPROVEMENTS     TOTAL
23 World's Fair Drive                    140         865         1,005
12 World's Fair Drive                    593       3,579         4,172
49 Napoleon Court                        238       1,367         1,605
50 NapoleanCourt                         154         879         1,033
22 World's Fair Drive                    375       2,346         2,721
26 World's Fair Drive                    377       2,234         2,612
24 World's Fair Drive                    362       2,318         2,680
20 World's Fair Drive Lot 13             691       2,128         2,819
10 New Maple Road                      2,272      12,914        15,186
60 Chapin Road                         2,143      13,847        15,990
45 Route 46                              978       5,777         6,755
43 Route 46                              479       2,885         3,364
39 Route 46                              262       1,553         1,815
26 Chapin Road                           965       5,536         6,501
30 Chapin Road                           969       5,657         6,626
20 Hook Mountain Road                  1,534       9,442        10,976
30 Hook Mountain Road                    396       2,512         2,908
55 Route 46                              403       2,331         2,734
16 Chapin Rod                            901       5,133         6,033
20 Chapin Road                         1,154       6,654         7,808
Sayreville Lot 4                           -           -             -
400 Raritan Center Parkway               836       5,031         5,867
300 Columbus Circle                    1,269       7,284         8,553
400 Apgar                                796       4,534         5,329
500 Apgar                                368       2,248         2,616
201 Circle Dr. North                     857       5,139         5,996
1 Pearl Ct.                              648       3,674         4,322
2 Pearl Ct.                              403       2,267         2,670
3 Pearl Ct.                              458       2,593         3,051
4 Pearl Ct.                              469       2,655         3,124
5 Pearl Ct.                              526       2,979         3,504
6 Pearl Ct.                            1,177       6,669         7,846
7 Pearl Ct.                              520       2,948         3,469
59 Route 17                              539       3,054         3,593

PHOENIX
1045 South Edward Drive                  394       2,203         2,597
46 N. 49th Ave.                          306       1,750         2,056

PORTLAND
5687 International Way (i)               439       2,643         3,082
5795 SW Jean Road  (h)                   433       2,719         3,152
12130 NE Ainsworth Circle (g)            531       3,192         3,723
5509 NW 122nd Ave. (g)                   248       1,427         1,675
6105-6113 NE 92nd Avenue (i)             954       5,505         6,459
8727 NE Marx Drive (h)                   602       3,866         4,468
3388 SE 20th Street                       76         447           523
5962-5964 NE 87th Avenue                  75         470           545
11620 NE Ainsworth                       155         869         1,024
11824 NE Ainsworth Circle                169         993         1,162
12124 NE Ainsworth Circle                212       1,193         1,405
11632 NE Ainsworth Circle                925       5,237         6,161

SALT LAKE CITY
2255 South 300 West (l)                  612       3,809         4,421
512 Lawndale Drive (m)                 2,774      18,460        21,233
1270 West 2320 South                     143         908         1,051
1275 West 2240 South                     408       2,323         2,731
1288 West 2240 South                     123         761           883
2235 South 1300 West                     204       1,362         1,566

                                       ACCUMULATED
                                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                       12/31/02       RENOVATED   LIVES (YEARS)
23 World's Fair Drive                    132           1982           (n)
12 World's Fair Drive                    483           1981           (n)
49 Napoleon Court                        183           1982           (n)
50 NapoleanCourt                         112           1982           (n)
22 World's Fair Drive                    404           1983           (n)
26 World's Fair Drive                    322           1984           (n)
24 World's Fair Drive                    337           1984           (n)
20 World's Fair Drive Lot 13             280           1999           (n)
10 New Maple Road                        726        1973/1999         (n)
60 Chapin Road                         1,029        1977/2000         (n)
45 Route 46                              365        1974/1987         (n)
43 Route 46                              166        1974/1987         (n)
39 Route 46                               89           1970           (n)
26 Chapin Road                           311           1983           (n)
30 Chapin Road                           350           1983           (n)
20 Hook Mountain Road                    513        1972/1984         (n)
30 Hook Mountain Road                    141        1972/1987         (n)
55 Route 46                              137        1978/1994         (n)
16 Chapin Rod                            289           1987           (n)
20 Chapin Road                           392           1987           (n)
Sayreville Lot 4                           -           2001           (n)
400 Raritan Center Parkway               138           1983           (n)
300 Columbus Circle                      198           1983           (n)
400 Apgar                                 85           1987           (n)
500 Apgar                                 49           1987           (n)
201 Circle Dr. North                      93           1987           (n)
1 Pearl Ct.                               23           1978           (n)
2 Pearl Ct.                                9           1979           (n)
3 Pearl Ct.                               16           1978           (n)
4 Pearl Ct.                               17           1979           (n)
5 Pearl Ct.                               19           1977           (n)
6 Pearl Ct.                               42           1980           (n)
7 Pearl Ct.                               19           1979           (n)
59 Route 17                               19           1979           (n)

PHOENIX
1045 South Edward Drive                  193           1976           (n)
46 N. 49th Ave.                           7            1986           (n)

PORTLAND
5687 International Way (i)               344           1974           (n)
5795 SW Jean Road  (h)                   320           1985           (n)
12130 NE Ainsworth Circle (g)            405           1986           (n)
5509 NW 122nd Ave. (g)                   164           1995           (n)
6105-6113 NE 92nd Avenue (i)             599        1978/1986         (n)
8727 NE Marx Drive (h)                   483           1987           (n)
3388 SE 20th Street                       56           1981           (n)
5962-5964 NE 87th Avenue                  47           1979           (n)
11620 NE Ainsworth                        97           1992           (n)
11824 NE Ainsworth Circle                120           1992           (n)
12124 NE Ainsworth Circle                131           1984           (n)
11632 NE Ainsworth Circle                543           1990           (n)

SALT LAKE CITY
2255 South 300 West (l)                  508           1980           (n)
512 Lawndale Drive (m)                 2,682           1981           (n)
1270 West 2320 South                     122         1986/92          (n)
1275 West 2240 South                     288         1986/92          (n)
1288 West 2240 South                     103         1986/92          (n)
2235 South 1300 West                     194         1986/92          (n)

                                                                                                         COSTS
                                                                                                       CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                                (b)                  ACQUISITION OR
                                                                             INITIAL COST              COMPLETION
                                            LOCATION        (a)        --------------------          AND VALUATION
BUILDING ADDRESS                           (CITY/STATE)  ENCUMBRANCES   LAND      BUILDINGS            PROVISION
1293 West 2200 South                   West Valley, UT                   158         896                209
1279 West 2200 South                   West Valley, UT                   198       1,120                 56
1272 West 2240 South                   West Valley, UT                   336       1,905                324
1149 West 2240 South                   West Valley, UT                   217       1,232                 57
1142 West 2320 South                   West Valley, UT                   217       1,232                240
1152 West 2240 South                   West Valley, UT                 2,067           -              3,964

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                   Cherry Hill, NJ                   284       1,524                117
2 Springdale Road                      Cherry Hill, NJ                   127         701                 96
4 Springdale Road (g)                  Cherry Hill, NJ                   335       1,853                696
8 Springdale Road                      Cherry Hill, NJ                   259       1,436                345
2050 Springdale Road                   Cherry Hill, NJ                   279       1,545              1,224
1 Esterbrook Lane                      Cherry Hill, NJ                    43         238                 24
16 Springdale Road                     Cherry Hill, NJ                   241       1,336                119
5 Esterbrook Lane                      Cherry Hill, NJ                   241       1,336                221
2 Pin Oak Lane                         Cherry Hill, NJ                   317       1,757                276
6 Esterbrook Lane                      Cherry Hill, NJ                   165         914                 34
3 Computer Drive                       Cherry Hill, NJ                   500       2,768                458
28 Springdale Road                     Cherry Hill, NJ                   192       1,060                197
3 Esterbrook Lane                      Cherry Hill, NJ                   199       1,102                444
4 Esterbrook Lane                      Cherry Hill, NJ                   234       1,294                 30
26 Springdale Road                     Cherry Hill, NJ                   227       1,257                345
1  Keystone Ave.                       Cherry Hill, NJ                   227       1,223                769
1919 Springdale Road                   Cherry Hill, NJ                   232       1,286                 57
 21 Olnev Ave.                         Cherry Hill, NJ                    69         380                 62
19 Olnev Ave.                          Cherry Hill, NJ                   202       1,119              1,157
2 Keystone Ave.                        Cherry Hill, NJ                   216       1,194                435
18 Olnev Ave.                          Cherry Hill, NJ                   250       1,382                 78
2030 Springdale Rod                    Cherry Hill, NJ                   526       2,914              1,392
55 Carnegie Drive                      Cherry Hill, NJ                   550       3,047                158
5 Carnegie Plaza                       Cherry Hill, NJ                   739       4,109                239
111 Whittendale Drive                  Morrestown, NJ                    515       2,916                  6
9 Whittendale                          Morrestown, NJ                    337       1,911                 39
1931 Olney Road                        Cherry Hill, NJ                   262       1,486                 39

ST. LOUIS
2121 Chapin Industrial Drive           Vinita Park, MO                   606       4,384              1,343
10431-10449 Midwest Industrial Blvd    Olivette, MO                      237       1,360                569
10751 Midwest Industrial Boulevard     Olivette, MO                      193       1,119                104
6951 N Hanley (g)                      Hazelwood, MO                     405       2,295              1,886
4560 Anglum Road                       Hazelwood, MO                     150         849                216
1037 Warson - Bldg A                   St. Louis, MO                     246       1,359                 30
1037 Warson - Bldg B                   St. Louis, MO                     380       2,103                 52
1037 Warson - Bldg C                   St. Louis, MO                     303       1,680                 37
1037 Warson - Bldg D                   St. Louis, MO                     353       1,952                 43

TAMPA
6614 Adamo Drive                       Tampa, FL                         177       1,005                 62
6204 Benjamin Road                     Tampa, FL                         432       2,445                333
6206 Benjamin Road                     Tampa, FL                         397       2,251                278
6302 Benjamin Road                     Tampa, FL                         214       1,212                190
6304 Benjamin Road                     Tampa, FL                         201       1,138                205
6306 Benjamin Road                     Tampa, FL                         257       1,457                396
6308 Benjamin Road                     Tampa, FL                         345       1,958                231
5313 Johns Road                        Tampa, FL                         204       1,159                103
5602 Thompson Center Court             Tampa, FL                         115         652                133
5411 Johns Road                        Tampa, FL                         230       1,304                177
5525 Johns Road                        Tampa, FL                         192       1,086                 66

                                             GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/02
                                       -------------------------------
                                                BUILDING AND
BUILDING ADDRESS                        LAND    IMPROVEMENTS     TOTAL
1293 West 2200 South                       163       1,100         1,263
1279 West 2200 South                       204       1,170         1,374
1272 West 2240 South                       347       2,217         2,564
1149 West 2240 South                       225       1,282         1,506
1142 West 2320 South                       225       1,465         1,690
1152 West 2240 South                     2,114       3,918         6,032

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                       282       1,643         1,925
2 Springdale Road                          126         798           924
4 Springdale Road (g)                      332       2,552         2,885
8 Springdale Road                          258       1,783         2,041
2050 Springdale Road                       277       2,770         3,047
1 Esterbrook Lane                           43         262           305
16 Springdale Road                         240       1,456         1,696
5 Esterbrook Lane                          240       1,559         1,798
2 Pin Oak Lane                             314       2,036         2,350
6 Esterbrook Lane                          164         949         1,113
3 Computer Drive                           492       3,233         3,725
28 Springdale Road                         190       1,259         1,449
3 Esterbrook Lane                          198       1,547         1,745
4 Esterbrook Lane                          232       1,326         1,558
26 Springdale Road                         226       1,603         1,829
1  Keystone Ave.                           218       2,000         2,219
1919 Springdale Road                       230       1,345         1,575
 21 Olnev Ave.                              68         442           510
19 Olnev Ave.                              200       2,278         2,478
2 Keystone Ave.                            214       1,631         1,844
18 Olnev Ave.                              247       1,462         1,709
2030 Springdale Rod                        523       4,309         4,832
55 Carnegie Drive                          547       3,209         3,755
5 Carnegie Plaza                           733       4,354         5,087
111 Whittendale Drive                      514       2,922         3,436
9 Whittendale                              343       1,944         2,287
1931 Olney Road                            267       1,520         1,787

ST. LOUIS
2121 Chapin Industrial Drive               614       5,720         6,333
10431-10449 Midwest Industrial Blvd        237       1,929         2,166
10751 Midwest Industrial Boulevard         194       1,223         1,416
6951 N Hanley (g)                          419       4,167         4,586
4560 Anglum Road                           161       1,055         1,215
1037 Warson - Bldg A                       250       1,385         1,635
1037 Warson - Bldg B                       387       2,148         2,534
1037 Warson - Bldg C                       309       1,711         2,020
1037 Warson - Bldg D                       359       1,988         2,347

TAMPA
6614 Adamo Drive                           181       1,064         1,244
6204 Benjamin Road                         454       2,755         3,209
6206 Benjamin Road                         416       2,510         2,926
6302 Benjamin Road                         224       1,392         1,616
6304 Benjamin Road                         209       1,335         1,544
6306 Benjamin Road                         269       1,841         2,110
6308 Benjamin Road                         362       2,173         2,534
5313 Johns Road                            213       1,253         1,466
5602 Thompson Center Court                 120         779           899
5411 Johns Road                            241       1,470         1,710
5525 Johns Road                            200       1,144         1,344

                                       ACCUMULATED
                                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                       12/31/02       RENOVATED   LIVES (YEARS)
1293 West 2200 South                      168        1986/92          (n)
1279 West 2200 South                      147        1986/92          (n)
1272 West 2240 South                      315        1986/92          (n)
1149 West 2240 South                      159        1986/92          (n)
1142 West 2320 South                      242         1997            (n)
1152 West 2240 South                      589         1999            (n)

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                      188        1963/85          (n)
2 Springdale Road                          87          1968           (n)
4 Springdale Road (g)                     305        1963/85          (n)
8 Springdale Road                         203          1966           (n)
2050 Springdale Road                      136          1965           (n)
1 Esterbrook Lane                          30          1965           (n)
16 Springdale Road                        166          1967           (n)
5 Esterbrook Lane                         171        1966/88          (n)
2 Pin Oak Lane                            250          1968           (n)
6 Esterbrook Lane                         111          1966           (n)
3 Computer Drive                          375          1966           (n)
28 Springdale Road                        133          1967           (n)
3 Esterbrook Lane                         172          1968           (n)
4 Esterbrook Lane                         157          1969           (n)
26 Springdale Road                        167          1968           (n)
1  Keystone Ave.                          208          1969           (n)
1919 Springdale Road                      158          1970           (n)
 21 Olnev Ave.                             48          1969           (n)
19 Olnev Ave.                             235          1971           (n)
2 Keystone Ave.                           175          1970           (n)
18 Olnev Ave.                             170          1974           (n)
2030 Springdale Rod                       505          1977           (n)
55 Carnegie Drive                         373          1988           (n)
5 Carnegie Plaza                          454          1987           (n)
111 Whittendale Drive                     221        1991/96          (n)
9 Whittendale                              77          2000           (n)
1931 Olney Road                             7          1969           (n)

ST. LOUIS
2121 Chapin Industrial Drive            5,631        1969/94          (n)
10431-10449 Midwest Industrial Blvd       418          1967           (n)
10751 Midwest Industrial Boulevard        267          1965           (n)
6951 N Hanley (g)                       1,076          1965           (n)
4560 Anglum Road                          241          1970           (n)
1037 Warson - Bldg A                       26          1968           (n)
1037 Warson - Bldg B                       40          1968           (n)
1037 Warson - Bldg C                       32          1968           (n)
1037 Warson - Bldg D                       37          1968           (n)

TAMPA
6614 Adamo Drive                          141          1967           (n)
6204 Benjamin Road                        366          1982           (n)
6206 Benjamin Road                        332          1983           (n)
6302 Benjamin Road                        208          1983           (n)
6304 Benjamin Road                        218          1984           (n)
6306 Benjamin Road                        312          1984           (n)
6308 Benjamin Road                        289          1984           (n)
5313 Johns Road                           163          1991           (n)
5602 Thompson Center Court                122          1972           (n)
5411 Johns Road                           241          1997           (n)
5525 Johns Road                           148          1993           (n)

                                                                                                             COSTS
                                                                                                           CAPITALIZED
                                                                                                         SUBSEQUENT TO
                                                                                       (b)               ACQUISITION OR
                                                                                    INITIAL COST           COMPLETION
                                            LOCATION               (a)           --------------------    AND VALUATION
BUILDING ADDRESS                           (CITY/STATE)        ENCUMBRANCES      LAND      BUILDINGS      PROVISION
5607 Johns Road                        Tampa, FL                                   102            579           62
5709 Johns Road                        Tampa, FL                                   192          1,086          141
5711 Johns Road                        Tampa, FL                                   243          1,376          180
5453 W Waters Avenue                   Tampa, FL                                    71            402           99
5455 W Waters Avenue                   Tampa, FL                                   307          1,742          178
5553 W Waters Avenue                   Tampa, FL                                   307          1,742          202
5501 W Waters Avenue                   Tampa, FL                                   154            871           80
5503 W Waters Avenue                   Tampa, FL                                    71            402           52
5555 W Waters Avenue                   Tampa, FL                                   213          1,206          105
5557 W Waters Avenue                   Tampa, FL                                    59            335           33
5903 Johns Road                        Tampa, FL                                    88            497           74
5461 W Waters                          Tampa, FL                                   261              -        1,186
5471 W. Waters                         Tampa, FL                                   572            798          173
5505 Johns Road #7                     Tampa, FL                                   228              -        1,396
5481 W. Waters Avenue                  Tampa, FL                                   558              -        2,297
5483 W. Waters Avenue                  Tampa, FL                                   457              -        1,940
6702-6712 Benjamin Road (k)            Tampa, FL                                   639          3,536          406
5905 Breckenridge Parkway              Tampa, FL                                   189          1,070           36
5907 Breckenridge Parkway              Tampa, FL                                    61            345           10
5909 Breckenridge Parkway              Tampa, FL                                   173            980           36
5911 Breckenridge Parkway              Tampa, FL                                   308          1,747           32
5910 Breckenridge Parkway              Tampa, FL                                   436          2,472           37
5912 Breckenridge Parkway              Tampa, FL                                   460          2,607           39
4515-4519 George Road                  Tampa, FL                                   633          3,587           86
6301 Benjamin Road                     Tampa, FL                                   292          1,657          100
5723 Benjamin Road                     Tampa, FL                                   406          2,301           43
6313 Benjamin Road                     Tampa, FL                                   229          1,296           26
5801 Benjamin Road                     Tampa, FL                                   564          3,197           51
5802 Benjamin Road                     Tampa, FL                                   686          3,889          202
5925 Benjamin Road                     Tampa, FL                                   328          1,859           29

OTHER
2800 Airport Road (j)                  Denton, TX                                  369          1,935        1,572
3501 Maple Street                      Abilene, TX                                  67          1,057        1,000
4200 West Harry Street (h)             Wichita, KS                                 193          2,224        1,751
Industrial Park No. 2                  West Lebanon, NH                            723          5,208          175
6601 S. 33rd Street                    McAllen, TX                                 231          1,276           32

REDEVELOPMENTS / DEVELOPABLE LAND                                               71,094         37,050       13,815
                                                                             ---------     ----------   ----------
                                                                             $ 356,308     $1,519,580   $  326,433
                                                                             =========     ==========   ==========

                                             GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/02
                                       --------------------------------------
                                                   BUILDING AND
BUILDING ADDRESS                        LAND       IMPROVEMENTS       TOTAL
5607 Johns Road                             110         634               744
5709 Johns Road                             200       1,219             1,419
5711 Johns Road                             255       1,544             1,799
5453 W Waters Avenue                         82         490               572
5455 W Waters Avenue                        326       1,902             2,227
5553 W Waters Avenue                        326       1,925             2,251
5501 W Waters Avenue                        162         943             1,105
5503 W Waters Avenue                         75         450               525
5555 W Waters Avenue                        221       1,303             1,524
5557 W Waters Avenue                         62         364               427
5903 Johns Road                              93         566               659
5461 W Waters                               265       1,181             1,447
5471 W. Waters                              574         969             1,543
5505 Johns Road #7                          228       1,395             1,624
5481 W. Waters Avenue                       561       2,295             2,856
5483 W. Waters Avenue                       459       1,938             2,397
6702-6712 Benjamin Road (k)                 650       3,931             4,581
5905 Breckenridge Parkway                   191       1,103             1,294
5907 Breckenridge Parkway                    61         355               416
5909 Breckenridge Parkway                   174       1,015             1,189
5911 Breckenridge Parkway                   311       1,776             2,087
5910 Breckenridge Parkway                   440       2,505             2,945
5912 Breckenridge Parkway                   464       2,641             3,105
4515-4519 George Road                       640       3,666             4,306
6301 Benjamin Road                          295       1,754             2,049
5723 Benjamin Road                          409       2,340             2,749
6313 Benjamin Road                          231       1,320             1,551
5801 Benjamin Road                          569       3,244             3,812
5802 Benjamin Road                          692       4,086             4,778
5925 Benjamin Road                          331       1,886             2,216

OTHER
2800 Airport Road (j)                       490       3,386             3,876
3501 Maple Street                           260       1,864             2,124
4200 West Harry Street (h)                  528       3,640             4,168
Industrial Park No. 2                       776       5,330             6,106
6601 S. 33rd Street                         233       1,306             1,539

REDEVELOPMENTS / DEVELOPABLE LAND        71,854      51,275           123,129
                                       --------  ----------        ----------
                                       $364,911  $1,837,410        $2,202,321 (p)
                                       ========  ==========        ==========

                                             ACCUMULATED
                                            DEPRECIATION   YEAR BUILT/       DEPRECIABLE
BUILDING ADDRESS                              12/31/02     RENOVATED        LIVES (YEARS)
5607 Johns Road                                  81           1991                (n)
5709 Johns Road                                 158           1990                (n)
5711 Johns Road                                 243           1990                (n)
5453 W Waters Avenue                             63           1987                (n)
5455 W Waters Avenue                            262           1987                (n)
5553 W Waters Avenue                            265           1987                (n)
5501 W Waters Avenue                            125           1990                (n)
5503 W Waters Avenue                             64           1990                (n)
5555 W Waters Avenue                            166           1990                (n)
5557 W Waters Avenue                             48           1990                (n)
5903 Johns Road                                  81           1987                (n)
5461 W Waters                                   115           1998                (n)
5471 W. Waters                                   53           1999                (n)
5505 Johns Road #7                              147           1999                (n)
5481 W. Waters Avenue                           178           1999                (n)
5483 W. Waters Avenue                           169           1999                (n)
6702-6712 Benjamin Road (k)                     385         1982/84               (n)
5905 Breckenridge Parkway                        57           1982                (n)
5907 Breckenridge Parkway                        18           1982                (n)
5909 Breckenridge Parkway                        54           1982                (n)
5911 Breckenridge Parkway                        92           1982                (n)
5910 Breckenridge Parkway                       130           1982                (n)
5912 Breckenridge Parkway                       137           1982                (n)
4515-4519 George Road                           147           1985                (n)
6301 Benjamin Road                               70           1986                (n)
5723 Benjamin Road                               87           1986                (n)
6313 Benjamin Road                               49           1986                (n)
5801 Benjamin Road                              121           1986                (n)
5802 Benjamin Road                              152           1986                (n)
5925 Benjamin Road                               71           1986                (n)

OTHER
2800 Airport Road (j)                         1,670           1968                (n)
3501 Maple Street                               884           1980                (n)
4200 West Harry Street (h)                    1,785           1972                (n)
Industrial Park No. 2                         2,614           1968                (n)
6601 S. 33rd Street                             114           1975                (n)

REDEVELOPMENTS / DEVELOPABLE LAND             4,304           (o)
                                           --------
                                           $263,404
                                           ========

NOTES:
(a) See description of encumbrances in Note 5 to Notes to Consolidated Financial Statements.

(b) Initial cost for each respective property is total purchase price associated with its purchase.

(c)      These properties collateralize the Assumed Loans.

(d)      This property collateralizes the Acquisition Mortgage Loan VIII.

(e)      This property collateralizes the Acquisition Mortgage Loan IX.

(f)      This property collateralizes the Acquisition Mortgage Loan IV.

(g)      Comprised of two properties.

(h)      Comprised of three properties.

(i)      Comprised of four properties.

(j)      Comprised of five properties.

(k)      Comprised of six properties.

(l)      Comprised of seven properties.

(m)      Comprised of 29 properties.

(n)      Depreciation is computed based upon the following estimated lives:
                  Buildings, Improvements                      31.5 to 40 years
                  Tenant Improvements, Leasehold Improvements  Life of lease
                  Furniture, Fixtures and Equipment            5 to 10 years

(o) These properties represent developable land and redevelopments that have not been placed in service.

(p) Excludes $122,331 of Construction in Progress and $1,174 of Furniture, Fixtures and Equipment.

(q) During 2001, the Company recognized a valuation provision of $6,490 on these properties.

         At December 31, 2002, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $1.9 billion (excluding construction in progress.)

                       CONSOLIDATED OPERATING PARTNERSHIP
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 2002
                             (Dollars in thousands)

        The changes in total real estate assets for the three years ended
                       December 31, 2002 are as follows:

                                                                                   2002            2001            2000
                                                                               -----------     -----------     -----------
Balance, Beginning of Year.................................................    $ 2,343,698     $ 2,228,494     $ 2,131,434
Acquisitions, Construction Costs and Improvements..........................        308,763         397,143         473,090
Disposition of Assets......................................................       (326,635)       (275,449)       (373,861)
Valuation Provision........................................................              -          (6,490)         (2,169)
                                                                               -----------     -----------     -----------
Balance, End of Year.......................................................    $ 2,325,826     $ 2,343,698     $ 2,228,494
                                                                               ===========     ===========     ===========

        The changes in accumulated depreciation for the three years ended
                       December 31, 2002 are as follows:

                                                                                   2002            2001            2000
                                                                               -----------     -----------     -----------
Balance, Beginning of Year..................................................   $   232,889     $   202,786     $   179,293
Depreciation for Year.......................................................        56,762          54,623          49,496
Disposition of Assets.......................................................       (26,247)        (24,520)        (26,003)
                                                                               -----------     -----------     -----------
Balance, End of Year........................................................   $   263,404     $   232,889     $   202,786
                                                                               ===========     ===========     ===========