Form 10-Q
period 2003-03-31
FIRST INDUSTRIAL LP
filed 2003-05-14
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

                             FIRST INDUSTRIAL, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2003

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I:  FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 .......       2

     Consolidated Statements of Operations and Comprehensive Income for the Three
     Months Ended March 31, 2003 and March 31, 2002 ...............................       3

     Consolidated Statements of Cash Flows for the Three Months Ended March 31,
     2003 and March 31, 2002 ......................................................       4

     Notes to Consolidated Financial Statements ...................................       5-15

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...................................................       16-23

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............       23

  Item 4. Controls and Procedures .................................................       23

PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings .......................................................       24
  Item 2. Changes in Securities ...................................................       24
  Item 3. Defaults Upon Senior Securities .........................................       24
  Item 4. Submission of Matters to a Vote of Security Holders .....................       24
  Item 5. Other Information .......................................................       24
  Item 6. Exhibits and Report on Form 8-K .........................................       24

SIGNATURE .........................................................................       26

CERTIFICATIONS ....................................................................       27-28

EXHIBIT INDEX .....................................................................       29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         March 31,   December 31,
                                                                           2003          2002
                                                                        ----------   ------------
                                                 ASSETS
Assets:
   Investment in Real Estate:
      Land ..........................................................   $  362,149    $  363,543
      Buildings and Improvements ....................................    1,815,521     1,829,922
      Furniture, Fixtures and Equipment .............................        1,174         1,174
      Construction in Progress ......................................      121,244       122,331
      Less: Accumulated Depreciation ................................     (270,308)     (261,375)
                                                                        ----------    ----------
              Net Investment in Real Estate .........................    2,029,780     2,055,595

   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $312 at March 31, 2003 and $2,135 at
     December 31, 2002 ..............................................        5,339         7,040
   Investments in and Advances to Other Real Estate Partnerships ....      362,966       377,776
   Cash and Cash Equivalents ........................................        1,010            --
   Restricted Cash ..................................................       63,844        28,350
   Tenant Accounts Receivable, Net ..................................       10,767         9,523
   Investments in Joint Ventures ....................................       12,461        12,545
   Deferred Rent Receivable .........................................       13,056        12,765
   Deferred Financing Costs, Net ....................................       11,012        11,449
   Prepaid Expenses and Other Assets, Net ...........................       78,120        70,762
                                                                        ----------    ----------
              Total Assets ..........................................   $2,588,355    $2,585,805
                                                                        ==========    ==========

                                   LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net ......................................   $   19,685    $   19,909
   Senior Unsecured Debt, Net .......................................    1,211,933     1,211,860
   Unsecured Line of Credit .........................................      173,600       170,300
   Accounts Payable and Accrued Expenses ............................       66,354        66,874
   Rents Received in Advance and Security Deposits ..................       26,543        25,538
   Distributions Payable ............................................       31,543        31,106
                                                                        ----------    ----------
              Total Liabilities .....................................    1,529,658     1,525,587
                                                                        ----------    ----------

Commitments and Contingencies .......................................           --            --

Partners' Capital:
    General Partner Preferred Units (100,000 units issued and
      Outstanding at March 31, 2003 and December 31, 2002) ..........      240,697       240,697
    General Partner Units (39,243,042 and 38,598,321 units issued and outstanding at March 31, 2003 and December 31, 2002,
      respectively) .................................................      683,253       665,647
    Unamortized Value of General Partnership Restricted Units .......      (23,411)       (4,307)
    Limited Partners' Units (6,809,177 and 6,811,956 units issued and outstanding at March 31, 2003 and December 31, 2002,
      respectively) .................................................      168,516       168,740
    Accumulated Other Comprehensive Loss ............................      (10,358)      (10,559)
                                                                        ----------    ----------
                Total Partners' Capital .............................    1,058,697     1,060,218
                                                                        ----------    ----------
                Total Liabilities and Partners' Capital .............   $2,588,355    $2,585,805
                                                                        ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                                   (UNAUDITED)

                                                                                        Three Months        Three Months
                                                                                            Ended              Ended
                                                                                       March 31, 2003      March 31, 2002
                                                                                       --------------      --------------
Revenues:
   Rental Income .................................................................      $      53,635       $      52,496
   Tenant Recoveries and Other Income ............................................             18,701              16,215
                                                                                        -------------       -------------
             Total Revenues ......................................................             72,336              68,711
                                                                                        -------------       -------------

Expenses:
   Real Estate Taxes .............................................................             11,558              10,937
   Repairs and Maintenance .......................................................              6,229               3,975
   Property Management ...........................................................              3,407               2,716
   Utilities .....................................................................              2,441               1,737
   Insurance .....................................................................                911                 454
   Other .........................................................................              1,553               1,585
   General and Administrative ....................................................              6,600               5,139
   Interest Expense ..............................................................             23,705              19,052
   Amortization of Deferred Financing Costs ......................................                437                 445
   Depreciation and Other Amortization ...........................................             16,241              14,426
                                                                                        -------------       -------------
              Total Expenses .....................................................             73,082              60,466
                                                                                        -------------       -------------

(Loss) Income from Continuing Operations Before Equity in Income of Other
  Real Estate Partnerships, Equity in Income of Joint Ventures and Gain
  on Sale of Real Estate .........................................................               (746)              8,245
Equity in Income of Other Real Estate Partnerships ...............................             17,228              15,395
Equity in Income of Joint Ventures ...............................................                174                 222
Gain on Sale of Real Estate ......................................................              1,311               5,339
                                                                                        -------------       -------------
Income From Continuing Operations ................................................             17,967              29,201
Income from Discontinued Operations (Including Gain on Sale of Real
    Estate of $16,476 and $1,723 for the Three Months Ended March 31,
    2003 and 2002, respectively) .................................................             17,189               5,545
                                                                                        -------------       -------------
Net Income .......................................................................             35,156              34,746
Less:  Preferred Unit Distributions ..............................................             (5,044)             (7,231)
                                                                                        -------------       -------------
Net Income Available to Unitholders ..............................................      $      30,112       $      27,515
                                                                                        =============       =============
Income from Continuing Operations Available to Unitholders Per
Weighted Average Unit Outstanding:
           Basic .................................................................      $         .28       $         .48
                                                                                        =============       =============
           Diluted ...............................................................      $         .28       $         .48
                                                                                        =============       =============

Net Income Available to Unitholders Per Weighted Average Unit
     Outstanding:
           Basic .................................................................      $         .66       $         .60
                                                                                        =============       =============
           Diluted ...............................................................      $         .66       $         .60
                                                                                        =============       =============

Net Income .......................................................................      $      35,156       $      34,746
Other Comprehensive Income:
           Mark-to-Market of Interest Rate Protection Agreements and Interest Rate
              Swap Agreements ....................................................                154               3,573
           Amortization of Interest Rate Protection Agreements ...................                 47                  54
                                                                                        -------------       -------------
Comprehensive Income .............................................................      $      35,357       $      38,373
                                                                                        =============       =============

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended    Three Months Ended
                                                                      March 31, 2003        March 31, 2002
                                                                    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ....................................................      $   35,156            $   34,746
   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation .................................................          13,925                13,573
    Amortization of Deferred Financing Costs .....................             437                   445
    Other Amortization ...........................................           3,629                 3,246
    Provision for Bad Debt .......................................            (600)                   --
    Equity in Income of Joint Ventures ...........................            (174)                 (222)
    Distributions from Joint Ventures ............................             174                   181
    Gain on Sale of Real Estate ..................................         (17,787)               (7,062)
    Equity in Income of Other Real Estate Partnerships ...........         (17,228)              (15,395)
    Distributions from Investment in Other Real Estate
         Partnerships ............................................          17,228                15,395
    Increase in Tenant Accounts Receivable and Prepaid Expenses
         and Other Assets, Net ...................................         (12,844)               (4,579)
    Increase in Deferred Rent Receivable .........................            (535)                 (473)
    Decrease in Accounts Payable and Accrued Expenses
         and Rents Received  in Advance and Security Deposits ....          (4,067)              (12,203)
                                                                        ----------            ----------
          Net Cash Provided by Operating Activities ..............          17,314                27,652
                                                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of and Additions to Investment in Real Estate ......         (22,166)              (25,661)
    Net Proceeds from Sales of Investment in Real Estate .........          59,895                56,788
    Investments in and Advances to Other Real Estate Partnerships          (34,272)              (55,428)
    Distributions from Other Real Estate Partnerships in Excess of
         Equity in Income ........................................          49,082                11,374
    Contributions to and Investments in Joint Ventures ...........            (459)               (2,176)
    Distributions from Joint Ventures ............................             356                    --
    Repayment of Mortgage Loans Receivable .......................           1,689                    18
    Increase in Restricted Cash ..................................         (35,494)              (26,014)
                                                                        ----------            ----------
         Net Cash Provided by (Used in) Investing Activities .....          18,631               (41,099)
                                                                        ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Unit Contributions ............................................             727                10,062
   Unit Distributions ............................................         (31,106)              (31,196)
   Repurchase of Restricted Units ................................          (1,591)               (1,679)
   Repurchase of General Partner Units............................            (997)                   --
   Preferred Unit Distributions ..................................          (5,044)                   --
   Repayments on Mortgage Loans Payable ..........................            (224)                 (364)
   Proceeds from Unsecured Lines of Credit .......................          61,900                83,500
   Repayments on Unsecured Lines of Credit .......................         (58,600)              (46,500)
                                                                        ----------            ----------
          Net Cash (Used in) Provided by Financing Activities ....         (34,935)               13,823
                                                                        ----------            ----------
   Net Increase in Cash and Cash Equivalents .....................           1,010                   376
   Cash and Cash Equivalents, Beginning of Period ................              --                    --
                                                                        ----------            ----------
   Cash and Cash Equivalents, End of Period ......................      $    1,010            $      376
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1. ORGANIZATION AND FORMATION OF PARTNERSHIP

      First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.2% ownership interest at March 31, 2003. The limited partners of the Operating Partnership own approximately a 14.8% interest in the Operating Partnership at March 31, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

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

      The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the "Consolidated Operating Partnership") on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting. As of March 31, 2003, the Consolidated Operating Partnership owned 778 in-service properties containing an aggregate of approximately 48.8 million square feet of gross leasable area ("GLA"). On a combined basis, as of March 31, 2003, the Other Real Estate Partnerships owned 112 in-service properties containing an aggregate of approximately 10.3 million square feet of GLA.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership's 2002 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Operating Partnership's 2002 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

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

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2003 and December 31, 2002, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2003 and 2002. Actual results could differ from those estimates.

      In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2003 and the results of its operations and its cash flows for each of the three months ended March 31, 2003 and 2002.

Tenant Accounts Receivable, Net:

      The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,107 and $1,707 as of March 31, 2003 and December 31, 2002, respectively.

Employee Benefit Plans:

      Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board's ("FASB") Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), as amended by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company in the first quarter of 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                    March 31,        March 31,
                                                                                       2003             2002
                                                                                    ----------       ----------
        Net Income Available to Unitholders - as reported ....................      $   30,112       $   27,515
        Add: Stock-Based Employee Compensation Expense Included in Net Income
                  Available to Common Stockholders - as reported .............              54              162
        Less: Total Stock-Based Employee Compensation Expense Determined
                  Under the Fair Value Method ................................            (412)            (316)
                                                                                    ----------       ----------
        Net Income Available to Unitholders - pro forma ......................      $   29,754       $   27,361
                                                                                    ==========       ==========
        Net Income Available to Unitholders per Unit - as reported - Basic ...      $      .66       $      .60
        Net Income Available to Unitholders per Unit - pro forma - Basic .....      $      .65       $      .60
        Net Income Available to Unitholders per Unit - as reported - Diluted .      $      .66       $      .60
        Net Income Available to Unitholders per Unit - pro forma - Diluted ...      $      .65       $      .59

Discontinued Operations:

      On January 1, 2002, the Consolidated Operating Partnership adopted the FASB's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 as well as the results of operations from properties that are classified as held for sale at March 31, 2003 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

      In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. FIN 46 does not have a material effect on the Consolidated Operating Partnership's consolidated financial position, liquidity, and results of operations.

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

      Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

                                                              March 31,   December 31,
                                                                2003         2002
                                                              ---------   ------------
                      ASSETS
Assets:

        Investment in Real Estate, Net .................      $343,745      $332,552
        Other Assets, Net ..............................        40,616       102,784
                                                              --------      --------
                Total Assets ...........................      $384,361      $435,336
                                                              ========      ========

         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

        Mortgage Loans Payable .........................      $  2,583      $ 40,080
        Other Liabilities ..............................        15,642        14,126
                                                              --------      --------
                 Total Liabilities .....................        18,225        54,206
                                                              --------      --------
        Partners' Capital ..............................       366,136       381,130
                                                              --------      --------
                 Total Liabilities and Partners' Capital      $384,361      $435,336
                                                              ========      ========

Condensed Combined Statements of Operations:

                                                           Three Months Ended
                                                      ------------------------------
                                                      March 31, 2003  March 31, 2002
                                                      --------------  --------------
Total Revenues ....................................      $ 24,074       $ 12,146
Property Expenses .................................        (4,381)        (3,393)
Loss on Early Retirement of Mortgage Loan
    Payable .......................................        (1,466)            --
Interest Expense ..................................          (121)          (732)
Amortization of Deferred Financing Costs ..........            (1)           (17)
Depreciation and Other Amortization ...............        (2,770)        (2,555)
Gain on Sale of Real Estate .......................         1,970             --
Income from Discontinued Operations
   (Including Gain on Sale of Real Estate of $8,606
    for the Three Months Ended March 31, 2002 .....            --         10,088
                                                         --------       --------
Net Income ........................................      $ 17,305       $ 15,537
                                                         ========       ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4. INVESTMENTS IN JOINT VENTURES

      During the three months ended March 31, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $71 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $189 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the three months ended March 31, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $224 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $243 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the three months ended March 31, 2003 and 2002, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $459 and $2,176, respectively, in the December 2001 Joint Venture. During the three months ended March, 31, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $530 from the September 1998 Joint Venture and the December 2001 Joint Venture, collectively. During the three months ended March 31, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $181 from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2003, the September 1998 Joint Venture owned 47 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture had economic interests in 25 industrial properties comprising approximately 4.4 million square feet of GLA. Twenty-three of the 25 properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINE OF CREDIT

      The following table discloses information about both of the Consolidated Operating Partnership's outstanding interest rate swap agreements (the "Interest Rate Swap Agreements") at March 31, 2003.

                      Notional Amount           Effective Date            Maturity Date             LIBOR Rate
                  ------------------------   ---------------------    ----------------------     ------------------
                          $25,000               October 5, 2001             July 5, 2003               3.0775%
                          $25,000              September 5, 2002         September 5, 2003             1.8840%

      The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt and unsecured line of credit:

                                                                                                  INTEREST
                                    OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT   RATE AT
                                 -----------------------------      ---------------------------  ----------

                                  MARCH 31,       DECEMBER 31,       MARCH 31,    DECEMBER 31,    MARCH 31,      MATURITY
                                    2003             2002              2003          2002           2003           DATE
                                 ----------      -------------      ----------   --------------  ----------    -------------
MORTGAGE LOANS PAYABLE, NET
Assumed Loans ................   $    5,876      $       6,015      $       --   $          --        9.250%         1/01/13
Acquisition Mortgage Loan IV .        2,195              2,215              17              17        8.950%        10/01/06
Acquisition Mortgage Loan VIII        5,701              5,733              39              39        8.260%        12/01/19
Acquisition Mortgage Loan IX .        5,913              5,946              41              41        8.260%        12/01/19
                                 ----------      -------------      ----------   -------------

Total ........................   $   19,685      $      19,909      $       97   $          97
                                 ==========      =============      ==========   =============

SENIOR UNSECURED DEBT, NET
2005 Notes ...................   $   50,000      $      50,000      $    1,246   $         383        6.900%        11/21/05
2006 Notes ...................      150,000            150,000           3,500             875        7.000%        12/01/06
2007 Notes ...................      149,978(1)         149,977(1)        4,306           1,457        7.600%         5/15/07
2011 PATS ....................       99,622(1)          99,610(1)        2,786             942        7.375%         5/15/11(2)
2017 Notes ...................       99,859(1)          99,857(1)        2,500             625        7.500%        12/01/17
2027 Notes ...................       15,052(1)          15,052(1)          407             138        7.150%         5/15/27
2028 Notes ...................      199,801(1)         199,799(1)        3,209           7,009        7.600%         7/15/28
2011 Notes ...................      199,517(1)         199,502(1)          656           4,343        7.375%         3/15/11
2012 Notes ...................      198,752(1)         198,717(1)        6,340           2,903        6.875%         4/15/12
2032 Notes ...................       49,352(1)          49,346(1)        1,787             818        7.750%         4/15/32
                                 ----------      -------------      ----------   -------------

Total ........................   $1,211,933      $   1,211,860      $   26,737   $      19,493
                                 ==========      =============      ==========   =============

UNSECURED LINE OF CREDIT
2002 Unsecured Line of Credit    $  173,600      $     170,300      $      343   $         415        2.555%         9/30/05
                                 ==========      =============      ==========   =============

(1)   At March 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
      Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $22, $378, $141, $18, $199, $483, $1,248 and $648,
      respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and 2032 Notes are net of unamortized discounts of $23, $390 $143, $18, $201, $498, $1,283 and $654,
      respectively.

(2) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit for the next five years ending December 31, and thereafter:

                                                Amount
                                             ----------
                         Remainder of 2003   $      707
                         2004                     1,010
                         2005                   224,704
                         2006                   153,022
                         2007                   151,197
                         Thereafter             877,715
                                             ----------
                         Total               $1,408,355
                                             ==========

                              FIRST INDUSTRIAL, L.P
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINE OF CREDIT, CONTINUED

Other Comprehensive Income:

      In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $206 into net income as an increase to interest expense.

      The following is a roll forward of the accumulated other comprehensive loss balance relating to the Consolidated Operating Partnership's derivative transactions:

      Balance at December 31, 2002 .................................   $(10,559)
           Mark-to-Market of Interest Rate Protection Agreements and
                  Interest Rate Swap Agreements ....................        154
           Amortization of Interest Rate Protection Agreements .....         47
                                                                       --------
      Balance at March 31, 2003 ....................................   $(10,358)
                                                                       ========

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

Unit Contributions:

      During the three months ended March 31, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 1,073 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20,304 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6. PARTNERS' CAPITAL, CONTINUED

      During the three months ended March 31, 2003, certain employees exercised 30,766 non-qualified employee stock options. Net proceeds to the Company were approximately $727. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

      On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31,106.

      On March 31, 2003, the Operating Partnership paid first quarter dividends of $53.906 per share ($.53906 per Depositary share), $49.688 per share ($.49688 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5,044.

Purchase of Units:

      During the three months ended March 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73. The Operating Partnership purchased general partner Units from the Company in the same amount.

7. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

      During the three months ended March 31, 2003, the Consolidated Operating Partnership acquired one industrial property comprising approximately .5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $22,050, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels. The Consolidated Operating Partnership also completed the development of two industrial properties comprising approximately .3 million square feet of GLA at an estimated cost of approximately $10.8 million.

8. SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

      During the three months ended March 31, 2003, the Consolidated Operating Partnership sold 21 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. One of the 21 sold industrial properties comprising approximately .1 million square feet of GLA was sold to one of the Consolidated Operating Partnership's industrial real estate joint ventures. Gross proceeds from the sales of the 21 industrial properties and several land parcels were approximately $62,145. The gain on sale of real estate was approximately $17,787. Twenty of the 21 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the one industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

      At March 31, 2003, the Consolidated Operating Partnership had two industrial properties comprising approximately .1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at March 31, 2003 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8. SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS, CONTINUED

      Income from discontinued operations for the three months ended March 31, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2003 as well as the results of operations of two industrial properties held for sale at March 31, 2003. Income from discontinued operations for the three months ended March 31, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at March 31, 2003, as well as the gain on sale of real estate from 11 of the 69 sold industrial properties which were sold during the three months ended March 31, 2002.

      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, at March 31, 2003 and 2002.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                  2003        2002
                                                --------    --------
          Total Revenues ....................   $  1,642    $  7,783
          Operating Expenses ................       (695)     (2,426)
          Depreciation and Amortization .....       (234)     (1,536)
          Gain on Sale of Real Estate .......     16,476       1,724
                                                --------    --------
          Income from Discontinued Operations   $ 17,189    $  5,545
                                                ========    ========

9. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                            Three Months Ended
                                                                          ------------------------
                                                                          March 31,     March 31,
                                                                             2003          2002
                                                                          ----------    ----------
   Interest paid, net of capitalized interest .........................   $   16,533    $   14,656
                                                                          ==========    ==========
   Interest capitalized ...............................................   $      204    $    2,855
                                                                          ==========    ==========
Supplemental schedule of non-cash investing and financing activities:
    Distribution payable on units .....................................   $   31,543    $   31,453
                                                                          ==========    ==========
   Distribution payable on preferred units ............................   $       --    $    7,231
                                                                          ==========    ==========

Exchange of limited partnership units for general partnership units:
    Limited partnership units .........................................   $      (72)   $     (322)
    General partnership units .........................................           72           322
                                                                          ----------    ----------
                                                                          $       --    $       --
                                                                          ==========    ==========

In conjunction with the property and land acquisitions, the following liabilities were assumed:
    Purchase of real estate ...........................................   $   22,050    $    2,789
    Deferred Purchase Price ...........................................      (10,425)           --
   Accounts payable and accrued expenses ..............................           --           (38)
                                                                          ----------    ----------
   Acquisition of real estate .........................................   $   11,625    $    2,751
                                                                          ==========    ==========

In conjunction with a property sale, the Operating Partnership provided seller financing:
    Notes Receivable ..................................................   $       --    $    4,500
                                                                          ==========    ==========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

10. EARNINGS PER UNIT ("EPU")

      The computation of basic and diluted EPU is presented below:

                                                                      Three Months Ended
                                                                 ---------------------------
                                                                   March 31,      March 31,
                                                                     2003           2002
                                                                 ------------   ------------
Numerator:

  Income from Continuing Operations ..........................   $     17,967   $     29,201
  Less: Preferred Distributions ..............................         (5,044)        (7,231)
                                                                 ------------   ------------
  Income from Continuing Operations Available to Unitholders
      For Basic and Diluted  EPU .............................         12,923         21,970
  Discontinued Operations ....................................         17,189          5,545
                                                                 ------------   ------------
  Net Income Available to Unitholders ........................   $     30,112   $     27,515
                                                                 ============   ============

Denominator:

  Weighted Average Units - Basic .............................     45,456,361     45,948,158

  Effect of Dilutive Securities:
      Employee and Director Common Stock Options of
      the Company that Result in the Issuance of General
      Partner Units ..........................................         57,078        279,647
                                                                 ------------   ------------
  Weighted Average Units Outstanding- Diluted ................     45,513,439     46,227,805
                                                                 ============   ============

Basic EPU:

  Income from Continuing Operations Available to Unitholders .   $        .28   $        .48
                                                                 ============   ============
  Discontinued Operations ....................................   $        .38   $        .12
                                                                 ============   ============
  Net Income Available to Unitholders ........................   $        .66   $        .60
                                                                 ============   ============

Diluted EPU:

  Income from Continuing Operations Available to Unitholders .   $        .28   $        .48
                                                                 ============   ============
  Discontinued Operations ....................................   $        .38   $        .12
                                                                 ============   ============
  Net Income Available to Unitholders ........................   $        .66   $        .60
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES, CONTINUED

      The Consolidated Operating Partnership has committed to the construction of 30 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $157.9 million. Of this amount, approximately $32.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service 29 of the 30 development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12. SUBSEQUENT EVENTS

      From April 1, 2003 to May 2, 2003, the Consolidated Operating Partnership acquired 12 industrial properties for an aggregate purchase price of approximately $60,223, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold five industrial properties for approximately $17,155 of gross proceeds.

      On April 21, 2003, the Operating Partnership paid a first quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,543.

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

      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.2% ownership interest at March 31, 2003. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.8% interest in the Operating Partnership at March 31, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership.

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

RESULTS OF OPERATIONS

      At March 31, 2003, the Consolidated Operating Partnership owned 778 in-service properties with approximately 48.8 million square feet of gross leasable area ("GLA"), compared to 799 in-service properties with approximately
51.6 million square feet of GLA at March 31, 2002. During the period between April 1, 2002 and March 31, 2003, the Consolidated Operating Partnership acquired 67 properties containing approximately 4.7 million square feet of GLA, completed development of 16 properties totaling approximately 2.7 million square feet of GLA and sold 94 in-service properties totaling approximately 8.0 million square feet of GLA, six out of service properties and several land parcels. The Consolidated Operating Partnership also took 10 properties out of service that are under redevelopment comprising approximately 2.3 million square feet of GLA and placed in-service three properties comprising approximately .3 million square feet of GLA. During the period between January 1, 2003 and March 31, 2003, the Consolidated Operating Partnership contributed two properties comprising approximately .1 million square feet of GLA to First Industrial Harrisburg, L.P. and contributed one property comprising approximately .1 million square feet of GLA to First Industrial Financing, L.P.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

      Rental income and tenant recoveries and other income increased by approximately $3.6 million or 5.3% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to properties acquired or developed subsequent to December 31, 2001, partially offset by a decrease in average occupied GLA for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Rental income and tenant recoveries and other income from in-service properties owned prior to January 1, 2002 decreased by approximately $2.1 million or 3.2% due primarily to a decrease in average occupied GLA for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $4.7 million or 21.9% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase is due primarily to an increase in same store property expenses as discussed below and an increase in property expenses due to properties acquired subsequent to December 31, 2001. Property expenses from in-service properties owned prior to January 1, 2002 increased by approximately $2.4 million or 12.7% due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense. The increase in repairs and maintenance is due primarily to an increase in maintenance and related expenses to prepare the Consolidated Operating Partnership's properties to re-lease as well as an increase in snow removal and related expenses in certain of the Consolidated Operating Partnership's markets. The increase in utilities expense is due to an increase in gas and electricity expenses. The increase in insurance is due primarily to an increase in insurance premiums.

      General and administrative expense increased by approximately $1.5 million due primarily to an increase in employees and employee compensation.

      Interest expense increased by approximately $4.7 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due primarily to a higher average debt balance outstanding for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended March 31, 2003 and 2002 was approximately $1,430.4 million and $1,307.5 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership's outstanding debt for the three months ended March 31, 2003 (6.65%) as compared to the three months ended March 31, 2002 (6.67%).

      Amortization of deferred financing costs remained relatively unchanged.

      Depreciation and other amortization increased by approximately $1.8 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2001.

      Equity in income of Other Real Estate Partnerships increased by approximately $1.8 million due primarily to an approximate $10.7 million lease termination fee received from a tenant during the three months ended March 31, 2003, partially offset by a decrease in gain on sale of real estate for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

      Equity in income of joint ventures decreased by approximately $.1 million due primarily to the Consolidated Operating Partnership recognizing its proportionate share of the loss on sale of real estate of one of the Consolidated Operating Partnership's joint ventures as well as its proportionate share of the decrease in net income in two of the Consolidated Operating Partnership's joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Consolidated Operating Partnership recognizing its proportionate share in the increase in net income of one of the Consolidated Operating Partnership's joint ventures due to properties acquired subsequent to December 31, 2001.

      The $1.3 million gain on sale of real estate for the three months ended March 31, 2003 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144") for inclusion in discontinued operations. Gross proceeds from these sales were approximately $8.6 million.

      The $5.3 million gain on sale of real estate for the three months ended March 31, 2002 resulted from the sale of six industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $40.4 million.

      Income from discontinued operations of approximately $17.2 million for the three months ended March 31, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2003 as well as the results of operations of two industrial properties held for sale at March 31, 2003. Gross proceeds from the sales of the 20 industrial properties were approximately $53.6 million, resulting in a gain on sale of real estate of approximately $16.5 million.

      Income from discontinued operations of approximately $5.5 million for the three months ended March 31, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at March 31, 2003, as well as the gain on sale of real estate from 11 of the 69 sold industrial properties which were sold during the three months ended March 31, 2002. Gross proceeds from the sales of the 11 industrial properties were approximately $27.4 million, resulting in a gain on sale of real estate of approximately $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, the Consolidated Operating Partnership's cash and cash equivalents was approximately $1.0 million and restricted cash was approximately $63.8 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2003

      Net cash provided by operating activities of approximately $17.3 million for the three months ended March 31, 2003 was comprised primarily of net income of approximately $35.1 million, partially offset by adjustments for non-cash items of approximately $.9 million and the net change in operating assets and liabilities of approximately $16.9 million. The adjustments for the non-cash items of approximately $.9 million are primarily comprised of the gain on sale of real estate of approximately $17.8 million, a decrease of the bad debt provision of approximately $.6 million and the effect of the straight-lining of rental income of approximately $.5 million, partially offset by depreciation and amortization of approximately $18.0 million

      Net cash provided by investing activities of approximately $18.6 million for the three months ended March 31, 2003 was comprised primarily of the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from two of the Consolidated Operating Partnership's industrial real estate joint ventures and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership's industrial real estate joint ventures.

      Net cash used in financing activities of approximately $34.9 million for the three months ended March 31, 2003 was comprised primarily of general partnership and limited partnership units ("Unit") and preferred general partnership unit distributions, the repurchase of restricted units, the repurchase of general partner units and repayments on mortgage loans payable, partially offset by Unit contributions and net borrowings under the Consolidated Operating Partnership's $300 million unsecured line of credit (the "2002 Unsecured Line of Credit").

THREE MONTHS ENDED MARCH 31, 2002

      Net cash provided by operating activities of approximately $27.7 million for the three months ended March 31, 2002 was comprised primarily of net income of approximately $34.8 million and adjustments for non-cash items of approximately $9.7 million, partially offset by the net change in operating assets and liabilities of approximately $16.8 million. The adjustments for the non-cash items of approximately $9.7 million are primarily comprised of depreciation and amortization of approximately $17.2 million, partially offset by the gain on sale of real estate of approximately $7.0 million and the effect of the straight-lining of rental income of approximately $.5 million.

      Net cash used in investing activities of approximately $41.1 million for the three months ended March 31, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership's industrial real estate joint ventures, partially offset by the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $13.8 million for the three months ended March 31, 2002 was comprised primarily of Unit contributions and net borrowings under the Consolidated Operating Partnership's 2000 Unsecured Acquisition Facility, partially offset by Unit distributions, the repurchase of restricted units and repayments on mortgage loans payable.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

      During the three months ended March 31, 2003, the Consolidated Operating Partnership acquired one industrial property comprising approximately .5 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $22.1 million, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels. The Consolidated Operating Partnership also completed the development of two industrial properties comprising approximately .3 million square feet of GLA at a cost of approximately $10.8 million.

      The Consolidated Operating Partnership has committed to the construction of 30 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $157.9 million. Of this amount, approximately $32.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service 29 of the 30 developments during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

      During the three months ended March 31, 2003, the Consolidated Operating Partnership sold 21 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. One of the 21 sold industrial properties comprising approximately .1 million square feet of GLA was sold to one of the Consolidated Operating Partnership's industrial real estate joint ventures. Gross proceeds from the sales of the 21 industrial properties and several land parcels were approximately $62.1 million. Twenty of the 21 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the one industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

      At March 31, 2003, the Consolidated Operating Partnership had two industrial properties comprising approximately .1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at March 31, 2003 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

      Income from discontinued operations of approximately $17.2 million for the three months ended March 31, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2003 as well as the results of operations of two industrial properties held for sale at March 31, 2003. Income from discontinued operations of approximately $5.5 million for the three months ended March 31, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at March 31, 2003, as well as the gain on sale of real estate from 11 of the 69 sold industrial properties which were sold during the three months ended March 31, 2002. Net carrying value of the two industrial properties held for sale at March 31, 2003 is approximately $5.3 million.

INVESTMENTS IN JOINT VENTURES

      During the three months ended March 31, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $.3 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $.5 million in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.5 million from the September 1998 Joint Venture and the December 2001 Joint Venture, collectively. As of March 31, 2003, the September 1998 Joint Venture owned 47 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture had economic interests in 25 industrial properties comprising approximately 4.4 million square feet of GLA. Twenty-three of the 25 properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnerships economic interest in the December 2001 Joint Venture.

MARKET RISK

      The following discussion about the Consolidated Operating Partnership's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

      At March 31, 2003, approximately $1,281.6 million (approximately 91.2% of total debt at March 31, 2003) of the Consolidated Operating Partnership's debt was fixed rate debt (included in the fixed rate debt is $50.0 million of borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit for which the Consolidated Operating Partnership fixed the interest rate via the interest rate swap agreements) and approximately $123.6 million (approximately 8.8% of total debt at March 31, 2003) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at March 31, 2003, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2003 by approximately $50.1 million to $1,361.0 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2003 by approximately $54.5 million to $1,465.6 million. A 10% increase in interest rates would decrease the fair value of the Written Option at March 31, 2003 by approximately $2.6 million to $14.6 million. A 10% decrease in interest rates would increase the fair value of the Written Option at March 31, 2003 by approximately $2.8 million to $20.0 million.

GENERAL PARTNERSHIP AND LIMITED PARTNERSHIP UNIT CONTRIBUTIONS, EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK

      The Operating Partnership has issued Units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties.

Unit Contributions:

      During the three months ended March 31, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 1,073 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

      During the three months ended March 31, 2003, certain employees exercised 30,766 non-qualified employee stock options. Net proceeds to the Company were approximately $.7 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

      On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31.1 million.

      On March 31, 2003, the Operating Partnership paid first quarter dividends of $53.906 per share ($.53906 per Depositary share), $49.688 per share ($.49688 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5.0 million.

Purchase of Units:

      During the three months ended March 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73. The Operating Partnership purchased general partnership Units from the Company in the same amount.

SUBSEQUENT EVENTS

      From April 1, 2003 to May 2, 2003, the Consolidated Operating Partnership acquired 12 industrial properties for an aggregate purchase price of approximately $60.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold five industrial properties for approximately $17.2 million of gross proceeds.

      On April 21, 2003, the Operating Partnership paid a first quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.5 million.

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

      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of March 31, 2003 and May 2, 2003, $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At March 31, 2003, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.555%. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus ..70% or the Prime Rate, at the Company's election. As of May 2, 2003, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $61.8 million available for additional borrowings under the 2002 Unsecured Line of Credit.

OTHER

      In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. FIN 46 does not have a material effect on the Consolidated Operating Partnership's consolidated financial position, liquidity, and results of operations.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)   Exhibits:

  Exhibit
   Number          Description
   ------          -----------
   99.1*           Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

(b)   Reports on Form 8-K: None.

      *Filed herewith

      The Company maintains a website at www.firstindustrial.com. Copies of the Company's and the Operating Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company's website as soon as reasonably practicable after such reports are filed or furnished with the SEC. In addition, the Company has prepared supplemental financial and operating information which is available without charge on the Company's website or upon request to the Company. Please direct requests as follows:

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

                                      FIRST INDUSTRIAL, L.P.
                                      BY: FIRST INDUSTRIAL REALTY TRUST, INC.
                                      ITS SOLE GENERAL PARTNER


Date: May 14, 2003                    By:  /s/ Scott A. Musil
                                         ---------------------------------------
                                              Scott A. Musil
                                              Senior Vice President- Controller
                                              (Chief Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003

                                        /s/ Michael W. Brennan
                                        ----------------------
                                        Michael W. Brennan
                                        President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003

                                                      /s/ Michael J. Havala
                                                      ---------------------
                                                      Michael J .Havala
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
   99.1*          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

      *Filed herewith