Form 10-Q
period 2003-06-30
FIRST INDUSTRIAL LP
filed 2003-08-14
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-21873

FIRST INDUSTRIAL, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3924586 (I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 4000, Chicago, Illinois 60606
(Address of Principal Executive Offices)

(312) 344-4300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Assets:
Investment in Real Estate:
Land	$376,323	$363,543
Buildings and Improvements	1,895,148	1,829,922
Furniture, Fixtures and Equipment	1,118	1,174
Construction in Progress	107,714	122,331
Less: Accumulated Depreciation	(277,312)	(261,375)

Net Investment in Real Estate	2,102,991	2,055,595

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,064 at June 30, 2003 and $2,135 at December 31, 2002	11,244	7,040
Investments in and Advances to Other Real Estate Partnerships	363,628	377,776
Cash and Cash Equivalents	3,759	—
Restricted Cash	10,315	28,350
Tenant Accounts Receivable, Net	9,327	9,523
Investments in Joint Ventures	12,983	12,545
Deferred Rent Receivable	12,428	12,765
Deferred Financing Costs, Net	10,629	11,449
Prepaid Expenses and Other Assets, Net	86,297	70,762

Total Assets	$2,623,601	$2,585,805

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$36,459	$19,909
Senior Unsecured Debt, Net	1,212,006	1,211,860
Unsecured Line of Credit	202,600	170,300
Accounts Payable and Accrued Expenses	63,792	66,874
Rents Received in Advance and Security Deposits	24,473	25,538
Distributions Payable	31,607	31,106

Total Liabilities	1,570,937	1,525,587

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (100,000 units issued and outstanding at June 30, 2003 and December 31, 2002)	240,697	240,697
General Partner Units (39,370,178 and 38,598,321 units issued and outstanding at June 30, 2003 and December 31, 2002, respectively)	677,945	665,647
Unamortized Value of General Partnership Restricted Units	(21,935)	(4,307)
Limited Partners’ Units (6,772,361 and 6,811,956 units issued and outstanding at June 30, 2003 and December 31, 2002, respectively)	166,109	168,740
Accumulated Other Comprehensive Loss	(10,152)	(10,559)

Total Partners’ Capital	1,052,664	1,060,218

Total Liabilities and Partners’ Capital	$2,623,601	$2,585,805

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Revenues:
Rental Income	$107,700	$104,204
Tenant Recoveries and Other Income	36,166	32,812

Total Revenues	143,866	137,016

Expenses:
Real Estate Taxes	22,537	21,933
Repairs and Maintenance	11,687	8,878
Property Management	5,869	5,352
Utilities	4,443	3,383
Insurance	1,749	975
Other	3,442	3,390
General and Administrative	13,758	9,967
Interest Expense	47,625	41,235
Amortization of Deferred Financing Costs	874	925
Depreciation and Other Amortization	32,810	28,837
Loss From Early Retirement of Debt	—	888

Total Expenses	144,794	125,763

(Loss) Income from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Gain on Sale of Real Estate	(928)	11,253
Equity in Income of Other Real Estate Partnerships	25,273	33,063
Equity in Income of Joint Ventures	443	576
Gain on Sale of Real Estate	2,689	9,834

Income from Continuing Operations	27,477	54,726
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $32,784 and $6,654 for the Six Months Ended June 30, 2003 and 2002, respectively)	34,312	14,869

Net Income	61,789	69,595
Less: Preferred Unit Distributions	(10,088)	(13,344)

Net Income Available to Unitholders	$51,701	$56,251

Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.38	$0.90

Diluted	$0.38	$0.89

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$1.13	$1.22

Diluted	$1.13	$1.21

Net Income	$61,789	$69,595
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreement	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	311	(179)
Amortization of Interest Rate Protection Agreements	96	125

Comprehensive Income	$62,196	$71,313

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Revenues:
Rental Income	$55,111	$52,976
Tenant Recoveries and Other Income	17,748	16,886

Total Revenues	72,859	69,862

Expenses:
Real Estate Taxes	11,217	11,245
Repairs and Maintenance	5,539	4,964
Property Management	2,508	2,689
Utilities	2,033	1,668
Insurance	859	530
Other	1,918	1,823
General and Administrative	7,158	4,828
Interest Expense	23,920	22,183
Amortization of Deferred Financing Costs	437	480
Depreciation and Other Amortization	16,926	14,717
Loss From Early Retirement of Debt	—	888

Total Expenses	72,515	66,015

Income from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Gain on Sale of Real Estate	344	3,847
Equity in Income of Other Real Estate Partnerships	8,044	17,668
Equity in Income of Joint Ventures	269	354
Gain on Sale of Real Estate	1,378	4,495

Income from Continuing Operations	10,035	26,364
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $16,309 and $4,930 for the Three Months Ended June 30, 2003 and 2002, respectively)	16,597	8,485

Net Income	26,632	34,849
Less: Preferred Unit Distributions	(5,044)	(6,113)

Net Income Available to Unitholders	$21,588	$28,736

Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.11	$0.44

Diluted	$0.11	$0.43

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.47	$0.62

Diluted	$0.47	$0.61

Net Income	$26,632	$34,849
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreement	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	157	(3,751)
Amortization of Interest Rate Protection Agreements	49	71

Comprehensive Income	$26,838	$32,941

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$61,789	$69,595
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	28,502	27,322
Amortization of Deferred Financing Costs	874	925
Other Amortization	7,506	7,262
Provision for Bad Debt	(230)	—
Equity in Income of Joint Ventures	(443)	(576)
Distributions from Joint Ventures	443	576
Gain on Sale of Real Estate	(35,473)	(16,487)
Loss From Early Retirement of Debt	—	888
Equity in Income of Other Real Estate Partnerships	(25,273)	(33,063)
Distributions from Investment in Other Real Estate Partnerships	25,273	33,063
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(17,170)	(6,738)
Increase in Deferred Rent Receivable	(557)	(1,095)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(10,285)	(12,614)

Net Cash Provided by Operating Activities	34,956	69,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(144,154)	(124,880)
Net Proceeds from Sales of Investments in Real Estate	119,558	128,683
Investments in and Advances to Other Real Estate Partnerships	(36,625)	(77,034)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	50,773	42,660
Contributions to and Investments in Joint Ventures	(1,742)	(3,104)
Distributions from Joint Ventures	1,447	179
Repayment of Mortgage Loans Receivable	2,060	500
Decrease (Increase) in Restricted Cash	18,035	(12,167)

Net Cash Provided by (Used in) Investing Activities	9,352	(45,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	3,000	15,749
Unit Distributions	(62,649)	(62,648)
Repurchase of Restricted Units	(1,591)	(1,787)
Repurchase of General Partner Units	(997)	—
Preferred Unit Distributions	(10,088)	(8,300)
Repayments on Mortgage Loans Payable	(471)	(1,502)
Proceeds from Senior Unsecured Debt	—	247,950
Other Proceeds from Senior Unsecured Debt	—	1,772
Repayment of Senior Unsecured Debt	—	(84,930)
Redemption of Preferred Units	—	(100,000)
Proceeds from Unsecured Lines of Credit	149,400	320,300
Repayments on Unsecured Lines of Credit	(117,100)	(346,700)
Cost of Debt Issuance and Prepayment Fees	(53)	(2,412)

Net Cash Used in Financing Activities	(40,549)	(22,508)

Net Increase in Cash and Cash Equivalents	3,759	1,387
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$3,759	$1,387

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.	Organization and Formation of Partnership

     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 85.3% ownership interest at June 30, 2003. The limited partners of the Operating Partnership own approximately a 14.7% interest in the Operating Partnership at June 30, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

     The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”), the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “September 1999 Joint Venture” and the “December 2001 Joint Venture”). In May 2003, the Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of June 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

     The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting. As of June 30, 2003, the Consolidated Operating Partnership owned 777 in-service industrial properties containing an aggregate of approximately 50.4 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2003, the Other Real Estate Partnerships owned 111 in-service industrial properties containing an aggregate of approximately 10.0 million square feet of GLA.

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

2.	Summary of Significant Accounting Policies

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership’s 2002 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Operating Partnership’s 2002 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2003 and December 31, 2002, and the reported amounts of revenues and

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

expenses for each of the six and three months ended June 30, 2003 and 2002, respectively. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2003 and the results of its operations for each of the six and three months ended June 30, 2003 and 2002, respectively, and its cash flows for each of the six months ended June 30, 2003 and 2002, respectively.

Tenant Accounts Receivable, Net:

     The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,477 and $1,707 as of June 30, 2003 and December 31, 2002, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the six months ended June 30, 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

     The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net Income Available to Common Unitholders — as reported	$51,701	$56,251	$21,588	$28,736
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Unitholders — as reported	54	118	—	59
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(799)	(605)	(387)	(289)

Net Income Available to Common Unitholders — pro forma	$50,956	$55,764	$21,201	$28,506

Net Income Available to Common Unitholders per Share — as reported — Basic	$1.13	$1.22	$0.47	$0.62
Net Income Available to Common Unitholders per Share — pro forma — Basic	$1.11	$1.21	$0.46	$0.62
Net Income Available to Common Unitholders per Share — as reported — Diluted	$1.13	$1.21	$0.47	$0.61
Net Income Available to Common Unitholders per Share — pro forma — Diluted	$1.11	$1.20	$0.46	$0.61

Discontinued Operations:

     On January 1, 2002, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 as well as the results of operations from properties that are classified as held for sale at June 30, 2003 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Consolidated Operating Partnership is currently assessing its joint venture arrangements to determine if the adoption of FIN 46 will require the Consolidated Operating Partnership to consolidate the assets, liabilities and results of operations of any of its joint ventures.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 does not have a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective August 1, 2003 for the Consolidated Operating Partnership. The Consolidated Operating Partnership does not expect this statement to have an impact on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification is effective in the first fiscal period ending September 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Consolidated Operating Partnership expects to restate net income available to unitholders and net income available to unitholders per unit for the six months ended June 30, 2002 and for the year ended December 31, 2002 by reducing net income available to unitholders for the issuance costs related to the redemption of the Consolidated Operating Partnership’s 8.75%, $.01 par value, Series B Cumulative Preferred Units (the “Series B Preferred Units”) on May 14, 2002. Net income available to unitholders and net income available to unitholders per unit will be restated as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2002	2002

Net Income Available to Unitholders
- For Basic and Diluted EPU, as reported	$56,251	$112,986

Redemption of Series B Preferred Units	(3,707)	(3,707)

Net Income Available to Unitholders
- For Basic and Diluted EPU, as restated	$52,544	$109,279

Basic EPU:
Net Income Available to Unitholders, as reported	$1.22	$2.45

Net Income Available to Unitholders, as restated	$1.14	$2.37

Diluted EPU:
Net Income Available to Unitholders, as reported	$1.21	$2.44

Net Income Available to Unitholders, as restated	$1.13	$2.36

Reclassifications:

On January 1, 2003, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Consolidated Operating Partnership reclassified amounts shown as extraordinary for the six and three months ended June 30, 2002 to continuing operations.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3.	Investments in and Advances to Other Real Estate Partnerships

     The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	June 30, 2003	December 31, 2002

ASSETS
Assets:
Investment in Real Estate, Net	$339,085	$332,552
Other Assets, Net	47,151	102,784

Total Assets	$386,236	$435,336

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,565	$40,080
Other Liabilities	17,252	14,126

Total Liabilities	19,817	54,206

Partners’ Capital	366,419	381,130

Total Liabilities and Partners’ Capital	$386,236	$435,336

Condensed Combined Statements of Operations:

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Total Revenues	$37,185	$25,439	$13,100	$13,293
Property Expenses	(8,514)	(7,074)	(4,148)	(3,682)
Loss From Early Retirement of Debt	(1,466)	—	—	—
Interest Expense	(167)	(1,469)	(46)	(737)
Amortization of Deferred Financing Costs	(1)	(34)	—	(17)
Depreciation and Other Amortization	(5,658)	(5,154)	(2,882)	(2,598)
Gain on Sale of Real Estate	3,929	350	1,958	350
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $65 and $18,657 for the Six Months Ended June 30, 2003 and 2002, respectively, and $65 and $10,052 for the Three Months Ended June 30, 2003 and 2002, respectively)	116	21,313	137	11,225

Net Income	$25,424	$33,371	$8,119	$17,834

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.	Investments in Joint Ventures

     During the six months ended June 30, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $302 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $531 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the six months ended June 30, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $454 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $556 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the six months ended June 30, 2003 and 2002, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $1,742 and $3,104, respectively, in the December 2001 Joint Venture. During the six months ended June 30, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1,890 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the six months ended June 30, 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $755 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. As of June 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture owned 28 industrial properties comprising approximately 4.9 million square feet of GLA. Twenty-three of the 28 properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership’s economic interest in the December 2001 Joint Venture.

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

Mortgage Loans Payable, Net:

     On May 1, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $14,157 (the “Acquisition Mortgage Loan X”). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Consolidated Operating Partnership recorded a premium in the amount of $2,927 which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following table discloses information about the Consolidated Operating Partnership’s outstanding interest rate swap agreements (the “Interest Rate Swap Agreements”) at June 30, 2003.

Notional Amount	Effective Date	Maturity Date	LIBOR Rate

$25,000	October 5, 2001	July 5, 2003	3.0775%
$25,000	September 5, 2002	September 5, 2003	1.8840%

     The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at

	June 30,		December 31,		June 30,	December 31,	June 30,	Maturity
	2003		2002		2003	2002	2003	Date

Mortgage Loans Payable, Net
Assumed Loans	$5,735		$6,015		$—	$—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,173		2,215		16	17	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,669		5,733		39	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,880		5,946		41	41	8.260%	12/01/19
Acquisition Mortgage Loan X	17,002	(1)	—		97	—	8.250%	12/01/10

Total	$36,459		$19,909		$193	$97

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,980	(2)	149,977	(2)	1,457	1,457	7.600%	05/15/07
2011 PATS	99,633	(2)	99,610	(2)	942	942	7.375%	05/15/11 (3)
2017 Notes	99,862	(2)	99,857	(2)	625	625	7.500%	12/01/17
2027 Notes	15,052	(2)	15,052	(2)	138	138	7.150%	05/15/27
2028 Notes	199,803	(2)	199,799	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,532	(2)	199,502	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	198,787	(2)	198,717	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,357	(2)	49,346	(2)	818	818	7.750%	04/15/32

Total	$1,212,006		$1,211,860		$19,493	$19,493

Unsecured Line of Credit
2002 Unsecured Line of Credit	$202,600		$170,300		$376	$415	2.345%	09/30/05

(1)	At June 30, 2003, the Acquisition Mortgage Loan X includes an unamortized premium of $2,864.

(2)	At June 30, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $20, $367, $138, $18, $197, $468, $1,213 and $643, respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and $654, respectively.

(3)	The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2003	$536
2004	1,131
2005	253,840
2006	153,170
2007	151,357
Thereafter	891,231

Total	$1,451,265

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $212 into net income as an increase to interest expense.

     The following is a roll forward of the accumulated other comprehensive loss balance relating to the Consolidated Operating Partnership’s derivative transactions:

Balance at December 31, 2002	$(10,559)
Mark-to-Market of Interest Rate Swap Agreements	311
Amortization of Interest Rate Protection Agreements	96

Balance at June 30, 2003	$(10,152)

6.	Partners’ Capital

     The Operating Partnership has issued general partnership units, limited partnership units (together, the “Units”) and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties. Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units resulted from preferred capital contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

     During the six months ended June 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 2,129 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20,335 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the six months ended June 30, 2003, certain employees exercised 122,676 non-qualified employee stock options. Net proceeds to the Company were approximately $3,000. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

\

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	Partners’ Capital, continued

Distributions:

     On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31,106. On April 21, 2003, the Operating Partnership paid a first quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,543.

     On March 31, 2003 and June 30, 2003, the Operating Partnership paid first and second quarter 2003 distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2003 and June 30, 2003 totaled, in the aggregate, approximately $5,044, respectively.

Purchase of Units:

     During the six months ended June 30, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73. The Operating Partnership purchased general partner Units from the Company in the same amount.

7.	Acquisition and Development of Real Estate

     During the six months ended June 30, 2003, the Consolidated Operating Partnership acquired 27 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $132,654, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of three industrial properties comprising approximately .5 million square feet of GLA at an estimated cost of approximately $21.3 million.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the six months ended June 30, 2003, the Consolidated Operating Partnership sold 43 industrial properties comprising approximately 2.3 million square feet of GLA and several land parcels. Three of the 43 sold industrial properties comprising approximately .4 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 43 industrial properties and several land parcels were approximately $132,112. The gain on sale of real estate was approximately $35,473. Forty of the 43 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 40 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the three industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At June 30, 2003, the Consolidated Operating Partnership had five industrial properties comprising approximately .4 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the five industrial properties held for sale at June 30, 2003 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

     Income from discontinued operations for the six months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 40 industrial properties that were sold during the six months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Income from discontinued operations for the six months ended June 30, 2002 reflects the results of operations of 40 industrial properties that were sold during the six months ended June 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 25 industrial properties which were sold during the six months ended June 30, 2002.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the six and three months ended June 30, 2003 and 2002.

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Total Revenues	$3,924	$16,991	$953	$7,651
Operating Expenses	(1,557)	(5,419)	(416)	(2,581)
Depreciation and Amortization	(839)	(3,357)	(248)	(1,515)
Gain on Sale of Real Estate	32,784	6,654	16,309	4,930

Income from Discontinued Operations	$34,312	$14,869	$16,598	$8,485

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months Ended

	June 30,	June 30,
	2003	2002

Interest paid, net of capitalized interest	$47,568	$38,369

Interest capitalized	$366	$5,204

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$31,607	$31,607

Distribution payable on preferred units	$—	$5,044

Issuance of Units in exchange for property	$—	$633

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,011)	$(1,628)
General partnership units	1,011	1,628

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Purchase of real estate	$132,654	$75,404
Deferred purchase price	(10,425)	—
Accounts payable and accrued expenses	(712)	(348)
Mortgage Debt	(14,157)	(11,844)

Acquisition of real estate	$107,360	$63,212

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$7,139	$5,280

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

10.	Earnings Per Unit (“EPU”)

     The computation of basic and diluted EPU is presented below:

	Six Months Ended		Three Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator:
Income from Continuing Operations	$27,477	$54,726	$10,035	$26,364
Less: Preferred Distributions	(10,088)	(13,344)	(5,044)	(6,113)

Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	17,389	41,382	4,991	20,251
Discontinued Operations	34,312	14,869	16,597	8,485

Net Income Available to Unitholders	$51,701	$56,251	$21,588	$28,736

Denominator:
Weighted Average Units — Basic	45,771,950	46,148,266	46,084,072	46,346,174
Effect of Dilutive Securities:
Employee and Director Common Stock Options of the Company that result in the Issuance of General Partner Units	83,990	346,382	105,759	422,871

Weighted Average Units Outstanding — Diluted	45,855,940	46,494,648	46,189,831	46,769,045

Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.38	$0.90	$0.11	$0.44

Discontinued Operations	$0.75	$0.32	$0.36	$0.18

Net Income Available to Unitholders	$1.13	$1.22	$0.47	$0.62

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.38	$0.89	$0.11	$0.43

Discontinued Operations	$0.75	$0.32	$0.36	$0.18

Net Income Available to Unitholders	$1.13	$1.21	$0.47	$0.61

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

11.	Commitments and Contingencies

     In the normal course of business, the Consolidated Operating Partnership is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Consolidated Operating Partnership.

     The Consolidated Operating Partnership has committed to the construction of 29 development projects totaling approximately 2.6 million square feet of GLA for an estimated investment of approximately $151.5 million. Of this amount, approximately $24.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership’s 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12.	Subsequent Events

     From July 1, 2003 to August 1, 2003, the Consolidated Operating Partnership acquired seven industrial properties for an aggregate purchase price of approximately $17,846, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold two industrial properties for approximately $2,834 of gross proceeds.

     On July 21, 2003, the Operating Partnership paid a second quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,607.

FIRST INDUSTRIAL, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     The following discussion and analysis of First Industrial, L.P.’s (the “Operating Partnership”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included herein and in the Operating Partnership’s other filings with the Securities and Exchange Commission.

     The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 85.3% ownership interest at June 30, 2003. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.7% interest in the Operating Partnership at June 30, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

     The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of First Industrial Development Services, Inc. and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “September 1999 Joint Venture” and the “December 2001 Joint Venture”). In May 2003, the Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of June 30, 2003, the May 2003 Joint Venture did not own any industrial properties. The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

     At June 30, 2003, the Consolidated Operating Partnership owned 777 in-service industrial properties with approximately 50.4 million square feet of gross leasable area (“GLA”), compared to 788 in-service industrial properties with approximately 52.0 million square feet of GLA at June 30, 2002. During the period between July 1, 2002 and June 30, 2003, the Consolidated Operating Partnership acquired 81 industrial properties containing approximately 6.0 million square feet of GLA, completed development of 15 industrial properties totaling approximately 2.8 million square feet of GLA and sold 93 in-service industrial properties totaling approximately 7.8 million square feet of GLA, six out of service industrial properties and several land parcels. The Consolidated Operating Partnership also took 15 industrial properties out of service that are under redevelopment comprising approximately 2.8 million square feet of GLA and placed in-service four industrial properties comprising approximately .4 million square feet of GLA. During the period between July 1, 2002 and June 30, 2003, the Consolidated Operating Partnership contributed two properties comprising approximately .1 million square feet of GLA to First Industrial Harrisburg, L.P. and contributed one property comprising approximately .1 million square feet of GLA to First Industrial Financing, L.P.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $6.9 million or 5.0% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due primarily to industrial properties acquired or developed subsequent to December 31, 2001, partially offset by a decrease in average occupied GLA for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Rental income and tenant recoveries and other income from in-service industrial properties owned prior to January 1, 2002 decreased by approximately $5.3 million or 4.2% due primarily to a decrease in average occupied GLA for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $5.8 million or 13.2% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase is due primarily to an increase in same store property expenses as discussed below and an increase in property expenses due to industrial properties acquired subsequent to December 31, 2001. Property expenses from in-service industrial properties owned prior to January 1, 2002 increased by approximately $2.0 million or 5.1% due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. The increase in repairs and maintenance is due primarily to an increase in maintenance and related expenses as well as an increase in snow removal and related expenses in certain of the Consolidated Operating Partnership’s markets. The increase in utilities expense is due to an increase in gas and electricity expenses. The increase in insurance is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Consolidated Operating Partnership’s markets.

     General and administrative expense increased by approximately $3.8 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $6.4 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due primarily to a higher average debt balance outstanding for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the six months ended June 30, 2003 and 2002 was approximately $1,444.5 million and $1,352.3 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the six months ended June 30, 2003 (6.72%) as compared to the six months ended June 30, 2002 (6.83%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $4.0 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2001.

     The approximate $.9 million loss from early retirement of debt for the six months ended June 30, 2002 is due to the early retirement of senior unsecured debt. The loss from early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     Equity in income of Other Real Estate Partnerships decreased by approximately $7.8 million due primarily to a decrease in gain on sale of real estate for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, partially offset by an approximate $10.7 million lease termination fee received from a tenant during the six months ended June 30, 2003.

     Equity in income of joint ventures decreased by approximately $.1 million due primarily to the Consolidated Operating Partnership recognizing its proportionate share of the loss on sale of real estate of one of the Consolidated Operating Partnership’s joint ventures as well as its proportionate share of the decrease in net income in two of the Consolidated Operating Partnership’s joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Consolidated Operating Partnership recognizing its proportionate share in the increase in net income of one of the Consolidated Operating Partnership’s joint ventures due to properties acquired subsequent to December 31, 2001.

     The $2.7 million gain on sale of real estate for the six months ended June 30, 2003 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) for inclusion in discontinued operations. Gross proceeds from these sales were approximately $23.4 million.

     The $9.8 million gain on sale of real estate for the six months ended June 30, 2002 resulted from the sale of 15 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $64.8 million.

     Income from discontinued operations of approximately $34.3 million for the six months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 40 industrial properties that were sold during the six months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Gross proceeds from the sales of the 40 industrial properties were approximately $108.7 million, resulting in a gain on sale of real estate of approximately $32.8 million.

     Income from discontinued operations of approximately $14.9 million for the six months ended June 30, 2002 reflects the results of operations of 40 industrial properties that were sold during the six months ended June 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 25 industrial properties which were sold during the six months ended June 30, 2002. Gross proceeds from the sales of the 25 industrial properties were approximately $75.4 million, resulting in a gain on sale of real estate of approximately $6.7 million.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $3.0 million or 4.3% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due primarily to industrial properties acquired or developed subsequent to March 31, 2002, partially offset by a decrease in average occupied GLA for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Rental income and tenant recoveries and other income from in-service industrial properties owned prior to April 1, 2002 decreased by approximately $3.3 million or 5.2%

due primarily to a decrease in average occupied GLA for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 as well as a decrease in tenant recoveries due to a decrease in property expenses (as discussed below) for the three months ended June 30, 2003.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.2 million or 5.0% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase is due primarily to an increase in property expenses due to industrial properties acquired subsequent to March 31, 2002, partially offset by a decrease in property expenses from in-service industrial properties owned prior to April 1, 2002. Property expenses from in-service industrial properties owned prior to April 1, 2002 decreased by approximately $.8 million or 4.0% due primarily to a decrease in real estate tax expense, slightly offset by an increase in insurance expense.

     General and administrative expense increased by approximately $2.3 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $1.7 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due primarily to a higher average debt balance outstanding for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended June 30, 2003 and 2002 was approximately $1,453.6 million and $1,396.7 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the three months ended June 30, 2003 (6.66%) as compared to the three months ended June 30, 2002 (6.96%).

     Amortization of deferred financing costs remained relatively unchanged.

     The approximate $.9 million loss from early retirement of debt for the three months ended June 30, 2002 is due to the early retirement of senior unsecured debt. The loss from early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     Depreciation and other amortization increased by approximately $2.2 million due primarily to additional depreciation and amortization recognized for industrial properties acquired subsequent to March 31, 2002.

     Equity in income of Other Real Estate Partnerships decreased by approximately $9.6 million due primarily to a decrease in gain on sale of real estate for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Equity in income of joint ventures decreased by approximately $.1 million due primarily to the Consolidated Operating Partnership recognizing its proportionate share of the loss on sale of real estate of one of the Consolidated Operating Partnership’s joint ventures as well as its proportionate share of the decrease in net income in two of the Consolidated Operating Partnership’s joint ventures due to industrial properties sold subsequent to March 31, 2002, partially offset by the Consolidated Operating Partnership recognizing its proportionate share in the increase in net income of one of the Consolidated Operating Partnership’s joint ventures due to industrial properties acquired subsequent to March 31, 2002.

     The $1.4 million gain on sale of real estate for the three months ended June 30, 2003 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $14.8 million.

     The $4.5 million gain on sale of real estate for the three months ended June 30, 2002 resulted from the sale of 9 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $24.4 million.

     Income from discontinued operations of approximately $16.6 million for the three months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Gross proceeds from the sales of the 20 industrial properties were approximately $55.2 million, resulting in a gain on sale of real estate of approximately $16.3 million.

     Income from discontinued operations of approximately $8.5 million for the three months ended June 30, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended June 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 14 industrial properties which were sold during the three months ended June 30, 2002. Gross proceeds from the sales of the 14 industrial properties were approximately $48.0 million, resulting in a gain on sale of real estate of approximately $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Consolidated Operating Partnership’s cash and cash equivalents was approximately $3.8 million and restricted cash was approximately $10.3 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

Six Months Ended June 30, 2003

     Net cash provided by operating activities of approximately $34.9 million for the six months ended June 30, 2003 was comprised primarily of net income of approximately $61.8 million and adjustments for non-cash items of approximately $.6 million, partially offset by the net change in operating assets and liabilities of approximately $27.5 million. The adjustments for the non-cash items of approximately $.6 million are primarily comprised of the gain on sale of real estate of approximately $35.5 million, a decrease of the bad debt provision of approximately $.2 million and the effect of the straight-lining of rental income of approximately $.6 million, partially offset by depreciation and amortization of approximately $36.9 million

     Net cash provided by investing activities of approximately $9.4 million for the six months ended June 30, 2003 was comprised primarily of the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from three of the Consolidated Operating Partnership’s industrial real estate joint ventures, a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures.

     Net cash used in financing activities of approximately $40.6 million for the six months ended June 30, 2003 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, the repurchase of restricted units, the repurchase of general partner units and repayments on mortgage loans payable, partially offset by net borrowings under the Consolidated Operating Partnership’s $300 million unsecured line of credit (the “2002 Unsecured Line of Credit”) and the net proceeds from the exercise of stock options.

Six Months Ended June 30, 2002

     Net cash provided by operating activities of approximately $69.1 million for the six months ended June 30, 2002 was comprised primarily of net income of approximately $69.6 million and adjustments for non-cash items of approximately $18.8 million, offset by the net change in operating assets and liabilities of approximately $19.3 million. The adjustments for the non-cash items of approximately $18.8 million are primarily comprised of depreciation and amortization of approximately $35.5 million and a loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $16.5 million and the effect of the straight-lining of rental income of approximately $1.1 million.

     Net cash used in investing activities of approximately $45.2 million for the six months ended June 30, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate ventures, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships, distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $22.5 million for the six months ended June 30, 2002 was comprised primarily of the redemption of its 8.75% Series B Cumulative Preferred Units (the “Series B Preferred Units”), the partial pay off of senior unsecured debt, general partnership and limited partnership units distributions and preferred general partnership unit distributions, repayments on mortgage loans payable, repurchase of restricted units due to the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and net borrowings under the Operating Partnership’s unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt and Unit contributions.

Investment in Real Estate and Development of Real Estate

     During the six months ended June 30, 2003, the Consolidated Operating Partnership acquired 27 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $132.7 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of three industrial properties comprising approximately .5 million square feet of GLA at a cost of approximately $21.3 million.

     The Consolidated Operating Partnership has committed to the construction of 29 development projects totaling approximately 2.6 million square feet of GLA for an estimated investment of approximately $151.5 million. Of this amount, approximately $24.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership’s 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the six months ended June 30, 2003, the Consolidated Operating Partnership sold 43 industrial properties comprising approximately 2.3 million square feet of GLA and several land parcels. Three of the 43 sold industrial properties comprising approximately .4 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 43 industrial properties and several land parcels were approximately $132.1 million. Forty of the 43 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 40 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the three industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At June 30, 2003, the Consolidated Operating Partnership had five industrial properties comprising approximately .4 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the five industrial properties held for sale at June 30, 2003 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     Income from discontinued operations of approximately $34.3 million for the six months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 40 industrial properties that were sold during the six months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Income from discontinued operations of approximately $14.9 million for the six months ended June 30, 2002 reflects the results of operations of 40 industrial properties that were sold during the six months ended June 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 25 industrial properties which were sold during the six months ended June 30, 2002. Net carrying value of the five industrial properties held for sale at June 30, 2003 is approximately $11.2 million.

Investments in Joint Ventures

     During the six months ended June 30, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $.8 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $1.7 million in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1.9 million from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. As of June 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture owned 28 industrial properties comprising approximately 4.9 million square feet of GLA. Twenty-three of the 28 properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnerships economic interest in the December 2001 Joint Venture.

     In May 2003, the Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of June 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

Mortgage Loans Payable

     On May 1, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $14.2 million (the “Acquisition Mortgage Loan X”). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Consolidated Operating Partnership recorded a premium in the amount of $2.9 million which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

Market Risk

     The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2003, approximately $1,298.5 million (approximately 89.5% of total debt at June 30, 2003) of the Consolidated Operating Partnership’s debt was fixed rate debt (included in the fixed rate debt is $50.0 million of borrowings under the Consolidated Operating Partnership’s 2002 Unsecured Line of Credit for which the Consolidated Operating Partnership fixed the interest rate via the interest rate swap agreements) and approximately $152.6 million (approximately 10.5% of total debt at June 30, 2003) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the “Written Option”) which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

     For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Consolidated Operating Partnership. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Consolidated Operating Partnership’s future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Consolidated Operating Partnership until the Consolidated Operating Partnership is required to refinance such debt. See Note 5 to the consolidated financial statements for a discussion of the maturity dates of the Consolidated Operating Partnership’s various fixed rate debt.

     Based upon the amount of variable rate debt outstanding at June 30, 2003, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2003 by approximately $48.1 million to $1,428.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2003 by approximately $51.8 million to $1,528.1 million. A 10% increase in interest rates would decrease the fair value of the Written Option at June 30, 2003 by approximately $2.3 million to $17.8 million. A 10% decrease in interest rates would increase the fair value of the Written Option at June 30, 2003 by approximately $2.5 million to $22.6 million.

General Partnership and Limited Partnership Unit Contributions, Employee Stock Options and Restricted Stock

     The Operating Partnership has issued Units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties.

Unit Contributions:

     During the six months ended June 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 2,129 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the six months ended June 30, 2003, certain employees exercised 122,676 non-qualified employee stock options. Net proceeds to the Company were approximately $3.0 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

     On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31.1 million. On April 21, 2003, the Operating Partnership paid a first quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.5 million.

     On March 31, 2003 and June 30, 2003, the Operating Partnership paid first and second quarter 2003 distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2003 and June 30, 2003 totaled, in the aggregate, approximately $5.0 million, respectively.

Purchase of Units:

     During the six months ended June 30, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73. The Operating Partnership purchased general partnership Units from the Company in the same amount.

Subsequent Events

     From July 1, 2003 to August 1, 2003, the Consolidated Operating Partnership acquired seven industrial properties for an aggregate purchase price of approximately $17.8 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold two industrial properties for approximately $2.8 million of gross proceeds.

     On July 21, 2003, the Operating Partnership paid a second quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.6 million.

Short-Term and Long-Term Liquidity Needs

     The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company’s REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of June 30, 2003 and August 1, 2003, $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At June 30, 2003, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.345%. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of August 1, 2003, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $45.2 million available for additional borrowings under the 2002 Unsecured Line of Credit.

Other

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Consolidated Operating Partnership is currently assessing its joint venture arrangements to determine if the adoption of FIN 46 will require the Consolidated Operating Partnership to consolidate the assets, liabilities and results of operations of any of its joint ventures.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 does not have a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective August 1, 2003 for the Consolidated Operating Partnership. The Consolidated Operating Partnership does not expect this statement to have an impact on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying anount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification is effective in the first fiscal period ending September 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Consolidated Operating Partnership expects to restate net income available to unitholders and net income available to unitholders per unit for the six months ended June 30, 2002 and for the year ended December 31, 2002 by reducing net income available to unitholders for the issuance costs related to the redemption of the Series B Preferred Units on May 14, 2002. Net income available to unitholders and net income available to unitholders per unit will be restated as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2002	2002

Net Income Available to Unitholders
- For Basic and Diluted EPU, as reported	$56,251	$112,986

Redemption of Series B Preferred Units	(3,707)	(3,707)

Net Income Available to Unitholders
- For Basic and Diluted EPU, as restated	$52,544	$109,279

Basic EPU:
Net Income Available to Unitholders, as reported	$1.22	$2.45

Net Income Available to Unitholders, as restated	$1.14	$2.37

Diluted EPU:
Net Income Available to Unitholders, as reported	$1.21	$2.44

Net Income Available to Unitholders, as restated	$1.13	$2.36

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4. Controls and Procedures

     The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period the Operating Partnership’s disclosure controls and procedures were effective.

     There has been no change in the Consolidated Operating Partnership’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Consolidated Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

4.1	First Amendment, dated as of June 26, 2003, to Second Amended and Restated Unsecured Revolving Credit Agreement among the Operating Partnership, the Company, Bank One, NA, and certain other banks (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-13102).
31.1*	Certification of Chief Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

*	Filed herewith

     The Company maintains a website at www.firstindustrial.com. Copies of the Company’s and the Operating Partnership’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed or furnished with the SEC. In addition, the Company has prepared supplemental financial and operating information which is available without charge on the Company’s website or upon request to the Company. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P. By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

Date: August 11, 2003	By:	/s/ Scott A. Musil Scott A. Musil Senior Vice President- Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	First Amendment, dated as of June 26, 2003, to Second Amended and Restated Unsecured Revolving Credit Agreement among the Operating Partnership, the Company, Bank One, NA, and certain other banks (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-13102).
31.1*	Certification of Chief Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith