Form 10-Q
period 2003-09-30
FIRST INDUSTRIAL LP
filed 2003-11-14
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

FIRST INDUSTRIAL, L.P.

Form 10-Q
For the Period Ended September 30, 2003

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Assets:
Investment in Real Estate:
Land	$374,438	$363,543
Buildings and Improvements	1,843,719	1,829,922
Furniture, Fixtures and Equipment	1,118	1,174
Construction in Progress	113,894	122,331
Less: Accumulated Depreciation	(283,848)	(261,375)

Net Investment in Real Estate	2,049,321	2,055,595

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $338 at September 30, 2003 and $2,135 at December 31, 2002	6,817	7,040
Investments in and Advances to Other Real Estate Partnerships	364,343	377,776
Cash and Cash Equivalents	6,036	—
Restricted Cash	58,255	28,350
Tenant Accounts Receivable, Net	9,386	9,523
Investments in Joint Ventures	14,086	12,545
Deferred Rent Receivable	11,819	12,765
Deferred Financing Costs, Net	10,187	11,449
Prepaid Expenses and Other Assets, Net	102,123	70,762

Total Assets	$2,632,373	$2,585,805

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$43,628	$19,909
Senior Unsecured Debt, Net	1,212,079	1,211,860
Unsecured Line of Credit	188,600	170,300
Accounts Payable and Accrued Expenses	77,542	66,874
Rents Received in Advance and Security Deposits	24,346	25,538
Distributions Payable	31,661	31,106

Total Liabilities	1,577,856	1,525,587

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (100,000 units issued and outstanding at September 30, 2003 and December 31, 2002)	240,697	240,697
General Partner Units (39,459,133 and 38,598,321 units issued and outstanding at September 30, 2003 and December 31, 2002, respectively)	678,818	665,647
Unamortized Value of General Partnership Restricted Units	(20,563)	(4,307)
Limited Partners’ Units (6,762,285 and 6,811,956 units issued and outstanding at September 30, 2003 and December 31, 2002, respectively)	165,621	168,740
Accumulated Other Comprehensive Loss	(10,056)	(10,559)

Total Partners’ Capital	1,054,517	1,060,218

Total Liabilities and Partners’ Capital	$2,632,373	$2,585,805

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Revenues:
Rental Income	$158,178	$150,571
Tenant Recoveries and Other Income	54,100	48,971

Total Revenues	212,278	199,542

Expenses:
Real Estate Taxes	33,848	31,462
Repairs and Maintenance	16,646	13,367
Property Management	8,203	7,329
Utilities	6,277	4,972
Insurance	2,579	1,468
Other	5,360	4,956
General and Administrative	20,282	13,726
Interest Expense	71,506	64,304
Amortization of Deferred Financing Costs	1,316	1,414
Depreciation and Other Amortization	49,363	42,339
Loss From Early Retirement of Debt	—	888

Total Expenses	215,380	186,225

(Loss) Income from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Gain on Sale of Real Estate	(3,102)	13,317
Equity in Income of Other Real Estate Partnerships	31,788	40,245
Equity in Income of Joint Ventures	705	1,135

Income from Continuing Operations	29,391	54,697
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $54,621 and $13,120 for the Nine Months Ended September 30, 2003 and 2002, respectively)	60,105	29,089

Income Before Gain on Sale of Real Estate	89,496	83,786
Gain on Sale of Real Estate	7,330	18,009

Net Income	96,826	101,795
Less: Preferred Unit Distributions	(15,132)	(18,388)
Less: Redemption of Series B Preferred Units	—	(3,707)

Net Income Available to Unitholders	$81,694	$79,700

Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.47	$1.09

Diluted	$0.47	$1.09

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$1.78	$1.72

Diluted	$1.78	$1.71

Net Income	$96,826	$101,795
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreement	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	357	(259)
Amortization of Interest Rate Protection Agreements	146	130

Comprehensive Income	$97,329	$103,438

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Revenues:
Rental Income	$54,620	$50,229
Tenant Recoveries and Other Income	18,891	17,282

Total Revenues	73,511	67,511

Expenses:
Real Estate Taxes	11,921	10,161
Repairs and Maintenance	5,242	4,892
Property Management	2,520	2,161
Utilities	1,997	1,747
Insurance	905	528
Other	1,981	1,707
General and Administrative	6,525	3,759
Interest Expense	23,881	23,069
Amortization of Deferred Financing Costs	442	489
Depreciation and Other Amortization	17,690	14,473

Total Expenses	73,104	62,986

Income from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Gain on Sale of Real Estate	407	4,525
Equity in Income of Other Real Estate Partnerships	6,516	7,182
Equity in Income of Joint Ventures	262	559

Income from Continuing Operations	7,185	12,266
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $21,837 and $6,466 for the Three Months Ended September 30, 2003 and 2002, respectively)	23,211	11,759

Income Before Gain on Sale of Real Estate	30,396	24,025
Gain on Sale of Real Estate	4,641	8,175

Net Income	35,037	32,200
Less: Preferred Unit Distributions	(5,044)	(5,044)

Net Income Available to Unitholders	$29,993	$27,156

Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.15	$0.33

Diluted	$0.15	$0.33

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.65	$0.58

Diluted	$0.65	$0.58

Net Income	$35,037	$32,200
Other Comprehensive Income:
Mark-to-Market of Interest Rate Swap Agreements	46	(80)
Amortization of Interest Rate Protection Agreements	50	5

Comprehensive Income	$35,133	$32,125

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$96,826	$101,795
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	43,879	41,216
Amortization of Deferred Financing Costs	1,316	1,414
Other Amortization	11,651	10,802
Provision for Bad Debt	70	—
Equity in Income of Joint Ventures	(705)	(1,135)
Distributions from Joint Ventures	705	1,135
Gain on Sale of Real Estate	(61,951)	(31,129)
Loss From Early Retirement of Debt	—	888
Equity in Income of Other Real Estate Partnerships	(31,788)	(40,245)
Distributions from Investment in Other Real Estate Partnerships	31,788	40,245
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(27,683)	(16,758)
Increase in Deferred Rent Receivable	(976)	(1,942)
Increase (Decrease) in Accounts Payable and Accrued and Accrued Expenses Rents Received in Advance and Security Deposits	1,303	(3,472)

Net Cash Provided by Operating Activities	64,435	102,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(195,546)	(193,593)
Net Proceeds from Sales of Investments in Real Estate	243,131	229,739
Investments in and Advances to Other Real Estate Partnerships	(42,111)	(90,836)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	55,544	68,368
Contributions to and Investments in Joint Ventures	(4,195)	(6,654)
Distributions from Joint Ventures	2,199	744
Repayment of Mortgage Loans Receivable	2,150	5,780
Increase in Restricted Cash	(29,905)	(6,123)

Net Cash Provided by Investing Activities	31,267	7,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	5,031	15,895
Unit Distributions	(94,256)	(94,256)
Repurchase of Restricted Units	(1,829)	(1,796)
Repurchase of General Partner Units	(997)	—
Preferred Unit Distributions	(15,132)	(18,388)
Repayments on Mortgage Loans Payable	(729)	(2,825)
Proceeds from Senior Unsecured Debt	—	247,950
Other Proceeds from Senior Unsecured Debt	—	1,772
Repayment of Senior Unsecured Debt	—	(84,930)
Redemption of Preferred Units	—	(100,000)
Proceeds from Unsecured Lines of Credit	209,800	359,900
Repayments on Unsecured Lines of Credit	(191,500)	(432,000)
Cost of Debt Issuance and Prepayment Fees	(54)	(3,876)
Book Overdraft	—	2,315

Net Cash Used in Financing Activities	(89,666)	(110,239)

Net Increase in Cash and Cash Equivalents	6,036	—
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$6,036	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.	Organization and Formation of Partnership

     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 85.4% ownership interest at September 30, 2003. The limited partners of the Operating Partnership own approximately a 14.6% interest in the Operating Partnership at September 30, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

     The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”), the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “December 2001 Joint Venture”). The Operating Partnership, through a separate wholly-owned limited liability company in which it is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the “September 1999 Joint Venture”). During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of September 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

     The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture are accounted for under the equity method of accounting. As of September 30, 2003, the Consolidated Operating Partnership owned 736 in-service industrial properties containing an aggregate of approximately 48.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2003, the Other Real Estate Partnerships owned 111 in-service industrial properties containing an aggregate of approximately 10.1 million square feet of GLA.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

and liabilities as of September 30, 2003 and December 31, 2002, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2003 and 2002, respectively. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2003 and the results of its operations and comprehensive income for each of the nine and three months ended September 30, 2003 and 2002, respectively, and its cash flows for each of the nine months ended September 30, 2003 and 2002, respectively.

Tenant Accounts Receivable, Net:

     The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,777 and $1,707 as of September 30, 2003 and December 31, 2002, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the nine months ended September 30, 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

     The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net Income Available to Unitholders - as reported	$81,694	$79,700	$29,993	$27,156
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders - as reported	54	177	—	59
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(1,142)	(881)	(342)	(275)

Net Income Available to Unitholders - pro forma	$80,606	$78,996	$29,651	$26,940

Net Income Available to Unitholders per Share - as reported - Basic	$1.78	$1.72	$0.65	$0.58
Net Income Available to Unitholders per Share - pro forma - Basic	$1.76	$1.71	$0.64	$0.58
Net Income Available to Unitholders per Share - as reported - Diluted	$1.78	$1.71	$0.65	$0.58
Net Income Available to Unitholders per Share - pro forma - Diluted	$1.75	$1.70	$0.64	$0.58

Discontinued Operations:

     On January 1, 2002, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 as well as the results of operations from properties that are classified as held for sale at September 30, 2003 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. FIN 46 has not had a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 has not had a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 has not had a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations. The FASB recently delayed the provisions of FAS 150 which apply to mandatorily redeemable non-controlling interests. The deferral of these provisions are expected to remain in effect while these interests are further evaluated by the FASB.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Reclassifications:

     On January 1, 2003, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Consolidated Operating Partnership reclassified amounts shown as extraordinary for the nine and three months ended September 30, 2002 to continuing operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification is effective in the first fiscal period ending after September 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Consolidated Operating Partnership restated net income available to unitholders and net income available to unitholders per unit for the nine months ended September 30, 2002 by reducing net income available to unitholders for the issuance costs related to the redemption of the Consolidated Operating Partnership’s 8.75%, $.01 par value, Series B Cumulative Preferred Units (the “Series B Preferred Units”) on May 14, 2002. Net income available to unitholders and net income available to unitholders per unit for the year ended December 31, 2002 will be restated as follows:

For the year ended
December 31, 2002

Net Income Available to Unitholders
- For Basic and Diluted EPU, as reported	$112,986
Redemption of Series B Preferred Units	(3,707)

Net Income Available to Unitholders
- For Basic and Diluted EPU, as restated	$109,279

Basic EPU:
Net Income Available to Unitholders, as reported	$2.45

Net Income Available to Unitholders, as restated	$2.37

Diluted EPU:
Net Income Available to Unitholders, as reported	$2.44

Net Income Available to unitholders, as restated	$2.36

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3.	Investments in and Advances to Other Real Estate Partnerships

     The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	September 30, 2003	December 31, 2002

ASSETS
Assets:
Investment in Real Estate, Net	$337,352	$332,552
Other Assets, Net	49,144	102,784

Total Assets	$386,496	$435,336

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,547	$40,080
Other Liabilities	16,436	14,126

Total Liabilities	18,983	54,206

Partners’ Capital	367,513	381,130

Total Liabilities and Partners’ Capital	$386,496	$435,336

Condensed Combined Statements of Operations:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Total Revenues	$50,235	$39,400	$13,049	$13,993
Property Expenses	(11,863)	(11,140)	(3,366)	(4,073)
Loss From Early Retirement of Debt	(1,466)	—	—	—
Interest Expense	(211)	(2,210)	(44)	(741)
Amortization of Deferred Financing Costs	(3)	(50)	(2)	(16)
Depreciation and Other Amortization	(8,682)	(7,988)	(3,030)	(2,846)
Gain on Sale of Real Estate	3,929	351	—	—
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $65 and $19,086 for the Nine Months Ended September 30, 2003 and 2002, respectively, and $429 for the Three Months Ended September 30, 2002	59	22,245	(33)	920

Net Income	$31,998	$40,608	$6,574	$7,237

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.	Investments in Joint Ventures

     During the nine months ended September 30, 2003 and 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, approximately $1,748 and $1,491, respectively, in acquisition, disposition, property management and asset management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the nine months ended September 30, 2003 and 2002, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4,053 and $6,334, respectively, in the December 2001 Joint Venture. During the nine months ended September 30, 2003 and 2002, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $2,904 and $1,879, respectively from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. As of September 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA, and the December 2001 Joint Venture owned 32 industrial properties comprising approximately 5.6 million square feet of GLA. Twenty-five of the 32 industrial properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership’s economic interest in the December 2001 Joint Venture.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30 – year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Consolidated Operating Partnership recorded a premium in the amount of $621 which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

     On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the “Acquisition Mortgage Loan XII”). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30 – year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Consolidated Operating Partnership recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

     The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at

	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2003		2002		2003	2002	2003	Date

Mortgage Loans Payable, Net
Assumed Loans	$5,590		$6,015		$—	$—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,152		2,215		16	17	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,636		5,733		39	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,846		5,946		40	41	8.260%	12/01/19
Acquisition Mortgage Loan X	16,881	(1)	—		97	—	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,884	(1)	—		27	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,639	(1)	—		15	—	7.540%	01/01/12

Total	$43,628		$19,909		$234	$97

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,246	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,981	(2)	149,977	(2)	4,307	1,457	7.600%	05/15/07
2011 PATS	99,645	(2)	99,610	(2)	2,786	942	7.375%	05/15/11 (3)
2017 Notes	99,864	(2)	99,857	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,052	(2)	407	138	7.150%	05/15/27
2028 Notes	199,805	(2)	199,799	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,547	(2)	199,502	(2)	655	4,343	7.375%	03/15/11
2012 Notes	198,821	(2)	198,717	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,363	(2)	49,346	(2)	1,787	818	7.750%	04/15/32

Total	$1,212,079		$1,211,860		$26,737	$19,493

Unsecured Line of Credit
2002 Unsecured Line of Credit	$188,600		$170,300		$313	$415	2.081%	09/30/05

(1)	At September 30, 2003, the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,768, $615 and $314, respectively.

(2)	At September 30, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $19, $355, $136, $17, $195, $453, $1,179 and $637, respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and $654, respectively.

(3)	The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2003	$293
2004	1,199
2005	239,913
2006	153,248
2007	151,442
Thereafter	897,506

Total	$1,443,601

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $216 into net income as an increase to interest expense.

     The following is a roll forward of the accumulated other comprehensive loss balance relating to the Consolidated Operating Partnership’s derivative transactions:

Balance at December 31, 2002	$(10,559)
Mark-to-Market of Interest Rate Swap Agreements	357
Amortization of Interest Rate Protection Agreements	146

Balance at September 30, 2003	$(10,056)

6.	Partners’ Capital

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

Unit Contributions:

     During the nine months ended September 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 10,552 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
6.	Partners’ Capital, continued

restricted common stock had a fair value of approximately $20,595 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the nine months ended September 30, 2003, certain employees exercised 198,781 non-qualified employee stock options. Net proceeds to the Company were approximately $5,031. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

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

     On March 31, 2003, June 30, 2003 and September 30, 2003, the Operating Partnership paid first, second and third quarter 2003 distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2003, June 30, 2003 and September 30, 2003 totaled, in the aggregate, approximately $5,044 each quarter.

Purchase of Units:

     During the nine months ended September 30, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73. The Operating Partnership purchased general partner Units from the Company in the same amount.

7.	Acquisition and Development of Real Estate

     During the nine months ended September 30, 2003, the Consolidated Operating Partnership acquired 38 industrial properties comprising approximately 4.7 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $162,756, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of seven industrial properties comprising approximately 1.0 million square feet of GLA at an estimated cost of approximately $46.4 million.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the nine months ended September 30, 2003, the Consolidated Operating Partnership sold 95 industrial properties comprising approximately 4.8 million square feet of GLA and several land parcels. Five of the 95 sold industrial properties comprising approximately .5 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 95 industrial properties and several land parcels were approximately $275,444. The gain on sale of real estate was approximately $61,951. Eighty-nine of the 95 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 89 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

for the six industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At September 30, 2003, the Consolidated Operating Partnership had two industrial properties comprising approximately .2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at September 30, 2003 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the nine months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 89 industrial properties that were sold during the nine months ended September 30, 2003 as well as the results of operations of two industrial properties held for sale at September 30, 2003. Income from discontinued operations for the nine months ended September 30, 2002 reflects the results of operations of 89 industrial properties that were sold during the nine months ended September 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 37 industrial properties which were sold during the nine months ended September 30, 2002.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the nine and three months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Total Revenues	$11,957	$31,955	$2,934	$9,979
Operating Expenses	(4,040)	(9,906)	(1,103)	(2,934)
Depreciation and Amortization	(2,433)	(6,080)	(457)	(1,752)
Gain on Sale of Real Estate	54,621	13,120	21,837	6,466

Income from Discontinued Operations	$60,105	$29,089	$23,211	$11,759

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of Cash Flows information:

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Interest paid, net of capitalized interest	$64,227	$54,533

Interest capitalized	$480	$6,814

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$31,661	$31,620

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,268)	$(3,323)
General partnership units	1,268	3,323

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Purchase of real estate	$162,756	$113,704
Deferred purchase price	(10,425)	—
Accounts payable and accrued expenses	(1,303)	(1,002)
Mortgage Debt	(20,751)	(11,844)

Acquisition of real estate	$130,277	$100,858

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$17,340	$18,471

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

10.	Earnings Per Unit (“EPU”)

     The computation of basic and diluted EPU is presented below:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Numerator:
Income from Continuing Operations	$29,391	$54,697	$7,185	$12,266

Gain on Sale of Real Estate	$7,330	$18,009	$4,641	$8,175
Less: Preferred Distributions	(15,132)	(18,388)	(5,044)	(5,044)
Less: Redemption of Series B Preferred Units	—	(3,707)	—	—

Income from Continuing Operations Available to Unitholders - For Basic and Diluted EPU	21,589	50,611	6,782	15,397
Discontinued Operations	60,105	29,089	23,211	11,759

Net Income Available to Unitholders	$81,694	$79,700	$29,993	$27,156

Denominator:
Weighted Average Units - Basic	45,910,313	46,268,057	46,182,527	46,503,733
Effect of Dilutive Securities:
Employee and Director Common Stock Options of the Company that result in the Issuance of General Partner Units	92,810	296,928	108,508	205,318

Weighted Average Units Outstanding - Diluted	46,003,123	46,564,985	46,291,035	46,709,051

Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.47	$1.09	$0.15	$0.33

Discontinued Operations	$1.31	$0.63	$0.50	$0.25

Net Income Available to Unitholders	$1.78	$1.72	$0.65	$0.58

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.47	$1.09	$0.15	$0.33

Discontinued Operations	$1.31	$0.62	$0.50	$0.25

Net Income Available to Unitholders	$1.78	$1.71	$0.65	$0.58

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

     The Consolidated Operating Partnership has committed to the construction of 30 development projects totaling approximately 2.9 million square feet of GLA for an estimated investment of approximately $173.5 million. Of this amount, approximately $48.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership’s 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12.	Subsequent Events

     From October 1, 2003 to November 7, 2003, the Consolidated Operating Partnership acquired two industrial properties for an aggregate purchase price of approximately $2,880, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold two industrial properties for approximately $4,761 of gross proceeds.

     On October 20, 2003, the Operating Partnership paid a third quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,661.

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

     The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 85.4% ownership interest at September 30, 2003. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.6% interest in the Operating Partnership at September 30, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

     The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of First Industrial Development Services, Inc. and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “December 2001 Joint Venture”). The Operating Partnership, through a separate wholly-owned limited liability company in which it is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the “September 1999 Joint Venture”). During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of September 30, 2003, the May 2003 Joint Venture did not own any industrial properties. The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. The Other Real Estate Partnerships, the September 1998 Joint Venture, the September 1999 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting.

     The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

     At September 30, 2003, the Consolidated Operating Partnership owned 736 in-service industrial properties with approximately 48.7 million square feet of gross leasable area (“GLA”), compared to 791 in-service industrial properties with approximately 50.3 million square feet of GLA at September 30, 2002. During the period between October 1, 2002 and September 30, 2003, the Consolidated Operating Partnership acquired 75 industrial properties containing approximately 6.2 million square feet of GLA, completed development of 11 industrial properties totaling approximately 1.7 million square feet of GLA and sold 123 in-service industrial properties totaling approximately 7.1 million square feet of GLA, eight out of service industrial properties and several land parcels. The Consolidated Operating Partnership also took 20 industrial properties out of service that are under redevelopment comprising approximately 2.7 million square feet of GLA and placed in-service five industrial properties comprising approximately .5 million square feet of GLA. During the period between October 1, 2002 and September 30, 2003, the Consolidated Operating Partnership contributed two properties comprising approximately .1 million square feet of GLA to First Industrial Harrisburg, L.P. and contributed one property comprising approximately .1 million square feet of GLA to First Industrial Financing, L.P.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $12.7 million or 6.4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to industrial properties acquired or developed subsequent to December 31, 2001, partially offset by a decrease in average occupied GLA for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Rental income and tenant recoveries and other income from in-service industrial properties owned prior to January 1, 2002 decreased by approximately $7.3 million or 4.1% due primarily to a decrease in average occupied GLA for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $9.4 million or 14.7% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase is due primarily to an increase in same store property expenses as discussed below and an increase in property expenses due to industrial properties acquired subsequent to December 31, 2001. Property expenses from in-service industrial properties owned prior to January 1, 2002 increased by approximately $2.1 million or 3.6% due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. The increase in repairs and maintenance is due primarily to an increase in maintenance and related expenses as well as an increase in snow removal and related expenses in certain of the Consolidated Operating Partnership’s markets. The increase in utilities expense is due to an increase in gas and electricity expenses. The increase in insurance is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Consolidated Operating Partnership’s markets.

     General and administrative expense increased by approximately $6.6 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $7.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to a higher average debt balance outstanding for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the nine months ended September 30, 2003 and 2002 was approximately $1,450.4 million and $1,379.9 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the nine months ended September 30, 2003 (6.64%) as compared to the nine months ended September 30, 2002 (6.89%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $7.0 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2001.

     The approximate $.9 million loss from early retirement of debt for the nine months ended September 30, 2002 is due to the early retirement of senior unsecured debt. The loss from early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     Equity in income of Other Real Estate Partnerships decreased by approximately $8.5 million due to primarily a decrease in gain on sale of real estate for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, partially offset by an approximate $10.7 million lease termination fee received from a tenant during the nine months ended September 30, 2003.

     Equity in income of joint ventures decreased by approximately $.4 million due primarily to a decrease in the gain on sale of real estate and to the Consolidated Operating Partnership recognizing its proportionate share of the decrease in net income in two of the Consolidated Operating Partnership’s joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Consolidated Operating Partnership recognizing its proportionate share in the increase in net income of one of the Consolidated Operating Partnership’s joint ventures due to properties acquired subsequent to December 31, 2001.

     The $7.3 million gain on sale of real estate for the nine months ended September 30, 2003 resulted from the sale of six industrial properties and several land parcels that do not meet the criteria established by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) for inclusion in discontinued operations. Gross proceeds from these sales were approximately $54.3 million.

     The $18.0 million gain on sale of real estate for the nine months ended September 30, 2002 resulted from the sale of 25 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $139.5 million.

     Income from discontinued operations of approximately $60.1 million for the nine months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 89 industrial properties that were sold during the nine months ended September 30, 2003 as well as the results of operations of two industrial properties held for sale at September 30, 2003. Gross proceeds from the sales of the 89 industrial properties were approximately $221.2 million, resulting in a gain on sale of real estate of approximately $54.6 million.

     Income from discontinued operations of approximately $29.1 million for the nine months ended September 30, 2002 reflects the results of operations of 89 industrial properties that were sold during the nine months ended September 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 37 industrial properties which were sold during the nine months ended September 30, 2002. Gross proceeds from the sales of the 37 industrial properties were approximately $127.6 million, resulting in a gain on sale of real estate of approximately $13.1 million.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $6.0 million or 8.9% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due primarily to industrial properties acquired or developed subsequent to June 30, 2002, partially offset by a decrease in average occupied GLA for the three months ended September 30,

2003 as compared to the three months ended September 30, 2002. Rental income and tenant recoveries and other income from in-service industrial properties owned prior to July 1, 2002 decreased by approximately $2.2 million or 3.7% due primarily to a decrease in average occupied GLA for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as well as a decrease in tenant recoveries due to a decrease in property expenses (as discussed below) for the three months ended September 30, 2003.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $3.4 million or 15.9% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase is due primarily to an increase in property expenses due to industrial properties acquired subsequent to June 30, 2002, partially offset by a decrease in property expenses from in-service industrial properties owned prior to July 1, 2002. Property expenses from in-service industrial properties owned prior to July 1, 2002 decreased by approximately $.3 million or 1.6% due primarily to a decrease in real estate tax expense, slightly offset by an increase in insurance expense.

     General and administrative expense increased by approximately $2.8 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $.8 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due primarily to a higher average debt balance outstanding for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended September 30, 2003 and 2002 was approximately $1,466.7 million and $1,434.2 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the three months ended September 30, 2003 (6.49%) as compared to the three months ended September 30, 2002 (6.84%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $3.2 million due primarily to additional depreciation and amortization recognized for industrial properties acquired subsequent to June 30, 2002.

     Equity in income of Other Real Estate Partnerships decreased by approximately $.7 million due primarily to a decrease in gain on sale of real estate for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Equity in income of joint ventures decreased by approximately $.3 million due primarily to a decrease in the gain on sale of real estate and the Consolidated Operating Partnership recognizing its proportionate share of the decrease in net income in two of the Consolidated Operating Partnership’s joint ventures due to industrial properties sold subsequent to June 30, 2002, partially offset by the Consolidated Operating Partnership recognizing its proportionate share in the increase in net income of one of the Consolidated Operating Partnership’s joint ventures due to industrial properties acquired subsequent to June 30, 2002.

     The $4.6 million gain on sale of real estate for the three months ended September 30, 2003 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $30.9 million.

     The $8.2 million gain on sale of real estate for the three months ended September 30, 2002 resulted from the sale of 10 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $74.7 million.

     Income from discontinued operations of approximately $23.2 million for the three months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 49 industrial properties that were sold during the three months ended September 30, 2003 as well as the results of operations of two industrial properties held for sale at September 30, 2003. Gross proceeds from the sales of the 49 industrial properties were approximately $112.5 million, resulting in a gain on sale of real estate of approximately $21.8 million.

     Income from discontinued operations of approximately $11.8 million for the three months ended September 30, 2002 reflects the results of operations of 49 industrial properties that were sold during the three months ended September 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 12 industrial properties which were sold during the three months ended September 30, 2002. Gross proceeds from the sales of the 12 industrial properties were approximately $52.2 million, resulting in a gain on sale of real estate of approximately $6.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Consolidated Operating Partnership’s cash and cash equivalents was approximately $6.0 million and restricted cash was approximately $58.3 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

Nine Months Ended September 30, 2003

     Net cash provided by operating activities of approximately $64.4 million for the nine months ended September 30, 2003 was comprised primarily of net income of approximately $96.8 million, partially offset by the net change in operating assets and liabilities of approximately $26.4 million and adjustments for non-cash items of approximately $6.0 million. The adjustments for the non-cash items of approximately $6.0 million are primarily comprised of the gain on sale of real estate of approximately $61.9 million and the effect of the straight-lining of rental income of approximately $1.0 million, partially offset by depreciation and amortization of approximately $56.8 million and a decrease of the bad debt provision of approximately $.1 million.

     Net cash provided by investing activities of approximately $31.3 million for the nine months ended September 30, 2003 was comprised primarily of the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from three of the Consolidated Operating Partnership’s industrial real estate joint ventures, a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures.

     Net cash used in financing activities of approximately $89.7 million for the nine months ended September 30, 2003 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, the repurchase of restricted units, the repurchase of general partner units and repayments on mortgage loans payable, partially offset by net borrowings under the Consolidated Operating Partnership’s $300 million unsecured line of credit (the “2002 Unsecured Line of Credit”) and the net proceeds from the exercise of stock options.

Nine Months Ended September 30, 2002

     Net cash provided by operating activities of approximately $102.8 million for the nine months ended September 30, 2002 was comprised primarily of net income of approximately $101.8 million and adjustments for non-cash items of approximately $21.2 million, offset by the net change in operating assets and liabilities of approximately $20.2 million. The adjustments for the non-cash items of approximately $21.2 million are primarily comprised of depreciation and amortization of approximately $53.3 million and a loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $31.1 million and the effect of the straight-lining of rental income of approximately $1.9 million.

     Net cash provided by investing activities of approximately $7.4 million for the nine months ended September 30, 2002 was comprised primarily of the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships, distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures and the repayment of mortgage loans receivable, offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures.

     Net cash used in financing activities of approximately $110.2 million for the nine months ended September 30, 2002 was comprised primarily of the redemption of its 8.75% Series B Cumulative Preferred Units (the “Series B Preferred Units”), the partial pay off of senior unsecured debt, general partnership and limited partnership units distributions and preferred general partnership unit distributions, repayments on mortgage loans payable, repurchase of restricted units due to the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and net borrowings under the Consolidated Operating Partnership’s unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt, Unit contributions and a book overdraft.

Investment in Real Estate and Development of Real Estate

     During the nine months ended September 30, 2003, the Consolidated Operating Partnership acquired 38 industrial properties comprising approximately 4.7 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $162.8 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of seven industrial properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $46.4 million.

     The Consolidated Operating Partnership has committed to the construction of 30 development projects totaling approximately 2.9 million square feet of GLA for an estimated investment of approximately $173.5 million. Of this amount, approximately $48.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership’s 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the nine months ended September 30, 2003, the Consolidated Operating Partnership sold 95 industrial properties comprising approximately 4.8 million square feet of GLA and several land parcels. Five of the 95 sold industrial properties comprising approximately .5 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 95 industrial properties and several land parcels were approximately $275.4 million. Eighty-nine of the 95 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 89 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the six industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At September 30, 2003, the Consolidated Operating Partnership had two industrial properties comprising approximately .2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at September 30, 2003 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     Income from discontinued operations of approximately $60.1 million for the nine months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 89 industrial properties that were sold during the nine months ended September 30, 2003 as well as the results of operations of two industrial properties held for sale at September 30, 2003. Income from discontinued operations of approximately $23.2 million for the nine months ended September 30, 2002 reflects the results of operations of 49 industrial properties that were sold during the nine months ended September 30, 2003, 69 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 37 industrial properties which were sold during the nine months ended September 30, 2002. Net carrying value of the two industrial properties held for sale at September 30, 2003 is approximately $6.9 million.

Investments in Joint Ventures

     During the nine months ended September 30, 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $1.7 million in acquisition, disposition, property management and asset management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4.2 million in the December 2001 Joint Venture. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $2.9 million from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. As of September 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA and the December 2001 Joint Venture owned 32 industrial properties comprising approximately 5.6 million square feet of GLA. Twenty-five of the 32 industrial properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnerships economic interest in the December 2001 Joint Venture.

     In May 2003, the Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of September 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

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

     On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4.2 million (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Consolidated Operating Partnership recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

     On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $2.3 million (the “Acquisition Mortgage Loan XII”). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Consolidated Operating Partnership recorded a premium in the amount of $.3 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

Market Risk

     The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2003, approximately $1,255.7 million (approximately 86.9% of total debt at September 30, 2003) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $188.6 million (approximately 13.1% of total debt at September 30, 2003) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the “Written Option”) which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2003, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.4 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2003 by approximately $47.6 million to $1,356.1 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2003 by approximately $51.6 million to $1,455.4 million. A 10% increase in interest rates would decrease the fair value of the Written Option at September 30, 2003 by approximately $2.7 million to $15.0 million. A 10% decrease in interest rates would increase the fair value of the Written Option at September 30, 2003 by approximately $2.8 million to $20.5 million.

General Partnership and Limited Partnership Unit Contributions, Employee Stock Options and Restricted Stock

     The Operating Partnership has issued Units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties.

Unit Contributions:

     During the nine months ended September 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 10,552 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the nine months ended September 30, 2003, certain employees exercised 198,781 non-qualified employee stock options. Net proceeds to the Company were approximately $5.0 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

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

     On March 31, 2003, June 30, 2003 and September 30, 2003, the Operating Partnership paid first, second and third quarter 2003 distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2003, June 30, 2003 and September 30, 2003 totaled, in the aggregate, approximately $5.0 million each quarter.

Purchase of Units:

     During the nine months ended September 30, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73. The Operating Partnership purchased general partnership Units from the Company in the same amount.

Subsequent Events

     From October 1, 2003 to November 7, 2003, the Consolidated Operating Partnership acquired two industrial properties for an aggregate purchase price of approximately $2.9 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold two industrial properties for approximately $4.8 million of gross proceeds.

     On October 20, 2003, the Operating Partnership paid a third quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.7 million.

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

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of September 30, 2003 and November 7, 2003, $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At September 30, 2003, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.081%. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of November 7, 2003, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $66.0 million available for additional borrowings under the 2002 Unsecured Line of Credit.

Other

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. FIN 46 has not had a material effect on the Consolidated Operating Partnership’s financial position, liquidity, and results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 has not had a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 has not had a material effect on the Consolidated Operating Partnership’s consolidated financial position, liquidity, and results of operations. The FASB recently delayed the provisions of FAS 150 which apply to mandatorily redeemable non-controlling interests. The deferral of these provisions are expected to remain in effect while these interests are further evaluated by the FASB.

     On January 1, 2003, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Consolidated Operating Partnership reclassified amounts shown as extraordinary for the nine and three months ended September 30, 2002 to continuing operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification is effective in the first fiscal period ending after September 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Consolidated Operating Partnership restated net income available to unitholders and net income available to unitholders per unit for the nine months ended September 30, 2002 by reducing net income available to unitholders for the issuance costs related to the redemption of the Series B Preferred Units on May 14, 2002. Net income available to unitholders and net income available to unitholders per unit for the year ended December 31, 2002 will be restated as follows:

For the year ended
December 31, 2002

Net Income Available to Unitholders
- For Basic and Diluted EPU, as reported	$112,986
Redemption of Series B Preferred Units	(3,707)

Net Income Available to Unitholders
- For Basic and Diluted EPU, as restated	$109,279

Basic EPU:
Net Income Available to Unitholders, as reported	$2.45

Net Income Available to Unitholders, as restated	$2.37

Diluted EPU:
Net Income Available to Unitholders, as reported	$2.44

Net Income Available to unitholders, as restated	$2.36

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

     (b)  Reports filed on Form 8-K:

          None.

*Filed herewith

**Furnished herewith

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

FIRST INDUSTRIAL, L.P. By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

Date: November 12, 2003	By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President- Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*Filed herewith

**Furnished herewith