Form 10-K
period 2003-12-31
FIRST INDUSTRIAL LP
filed 2004-03-15
CIK 1033128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

                             FIRST INDUSTRIAL, L.P.

                                TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
PART I.

      Item 1.         Business......................................................................................       3
      Item 2.         The Properties................................................................................       7
      Item 3.         Legal Proceedings.............................................................................      27
      Item 4.         Submission of Matters to a Vote of Security Holders...........................................      27

PART II.

      Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.........................      28
      Item 6.         Selected Financial Data.......................................................................      29
      Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........      32
      Item 7A.        Quantitative and Qualitative Disclosures About Market Risk....................................      52
      Item 8.         Financial Statements and Supplementary Data...................................................      52
      Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........      52
      Item 9A.        Controls and Procedures.......................................................................      52

PART III.

      Item 10.        Directors and Executive Officers of the Registrant............................................      53
      Item 11.        Executive Compensation........................................................................      53
      Item 12.        Security Ownership of Certain Beneficial Owners and Management................................      53
      Item 13.        Certain Relationships and Related Transactions................................................      53
      Item 14.        Principal Accountant Fees and Services........................................................      53

PART IV.

      Item 15.        Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K..........      54

SIGNATURES .........................................................................................................      58

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

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

      GENERAL

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.6% ownership interest at December 31, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $250.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.4% interest in the Operating Partnership at December 31, 2003.

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

         As of December 31, 2003, the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 729 in-service industrial properties, containing an aggregate of approximately 48.5 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2003, the Other Real Estate Partnerships owned 105 in-service industrial properties, containing an aggregate of approximately 9.4 million square feet of GLA. Of the 105 industrial properties owned by the Other Real Estate Partnerships at December 31, 2003, 15 are held by the Mortgage Partnership, 41 are held by the Pennsylvania Partnership, 15 are held by the Securities Partnership, 19 are held by the Financing Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

         The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 5, 2004, the Consolidated Operating Partnership had 329 employees.

         The Consolidated Operating Partnership has grown and will seek to continue to grow through the development and the acquisition of additional industrial properties and through its corporate services program.

         The Company maintains a website at www.firstindustrial.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on the Company's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company's website or upon request to the Company. Amendments to, or waivers from, the Company's Code of Business Conduct and Ethics that apply to the Company's Executive Officers or directors shall be posted to the Company's website at www.firstindustrial.com. Please direct requests as follows:

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

- Acquisition/Development Strategy. The Consolidated Operating Partnership's acquisition/development strategy is to concentrate on the top industrial real estate markets in the United States. Of the 834 properties in the Consolidated Operating Partnership's and Other Real Estate Partnerships' combined portfolios at December 31, 2003, 143 properties have been developed by either the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

- Financing Strategy. The Consolidated Operating Partnership plans on utilizing a portion of net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 5, 2004, the Consolidated Operating Partnership had approximately $70.9 million available in additional borrowings under its $300 million unsecured line of credit.

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

RECENT DEVELOPMENTS

         In 2003, the Consolidated Operating Partnership acquired or completed development of 73 industrial properties and acquired several parcels of land for a total investment of approximately $284.0 million. The Consolidated Operating Partnership also sold 116 in-service industrial properties, five industrial properties that were out of service and several parcels of land for a gross sales price of approximately $357.5 million. At December 31, 2003, the Consolidated Operating Partnership owned 729 in-service industrial properties containing approximately 48.5 million square feet of GLA.

         On May 1, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $14.2 million which bears interest at a fixed rate of 8.25%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on December 1, 2010. In conjunction with the assumption of the loan, the Consolidated Operating Partnership recorded a premium in the amount of $2.9 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.

         On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $4.3 million which bears interest at a fixed rate of 7.61%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on May 1, 2012. In conjunction with the assumption of the loan, the Consolidated Operating Partnership recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.

         On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $2.3 million which bears interest at a fixed rate of 7.54%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on January 1, 2012. In conjunction with the assumption of the loan, the Consolidated Operating Partnership recorded a premium in the amount of $.3 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.

         In May 2003, the Consolidated Operating Partnership, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "May 2003 Joint Venture") with an institutional investor to invest in industrial properties. As of December 31, 2003, the May 2003 Joint Venture did not own any industrial properties.

         During the year ended December 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. The Operating Partnership repurchased general partner units from the Company in the same amount.

         During the period January 1, 2004 through March 5, 2004, the Consolidated Operating Partnership acquired or completed development of nine industrial properties for a total estimated investment of approximately $48.1 million.

         On February 25, 2004, the Consolidated Operating Partnership declared a first quarter 2004 distribution of $.6850 per Unit which is payable on April 19, 2004. The Consolidated Operating Partnership also declared first quarter 2004 preferred unit distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units, $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2004.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2003, the occupancy rates for industrial properties in the United States have ranged from 88.4%* to 93.4%*, with an occupancy rate of 88.4%* at December 31, 2003.

ITEM 2. THE PROPERTIES

GENERAL

         At December 31, 2003, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 834 in-service properties (729 of which were owned by the Consolidated Operating Partnership and 105 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately
57.9 million square feet of GLA (48.5 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 9.4 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 22 states, with a diverse base of more than 2,400 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the Consolidated Operating Partnership's and the Other Real Estate Partnerships' properties on a combined basis as of December 31, 2003 was approximately 17 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

         * SOURCE: TORTO WHEATON RESEARCH

         The following tables summarize certain information as of December 31, 2003 with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly-owned.

                       CONSOLIDATED OPERATING PARTNERSHIP
                                PROPERTY SUMMARY

                            Light Industrial          R&D/Flex           Bulk Warehouse     Regional Warehouse      Manufacturing
                         --------------------- -------------------- ---------------------- -------------------- --------------------
      Metropolitan                   Number of            Number of             Number of             Number of           Number of
          Area             GLA      Properties    GLA    Properties     GLA     Properties    GLA    Properties    GLA    Properties
------------------------ ---------- ---------- --------- ---------- ----------- ---------- --------  ---------- --------- ----------
Atlanta, GA                 538,259     10       140,538      3       2,903,185      7       293,646      4       298,000      2

Baltimore, MD               821,863     14             -      -         228,589      2             -      -       171,000      1

Central Pennsylvania              -      -             -      -         487,000      1             -      -             -      -

Chicago, IL               1,097,171     18       197,354      3       1,867,956      9       168,802      2       461,531      3

Cincinnati, OH              334,220      2             -      -       1,348,880      6             -      -             -      -

Columbus, OH                217,612      2             -      -         947,934      3             -      -       255,470      1

Dallas, TX                1,753,664     47       492,503     20       1,550,103     10       795,077     12       224,984      2

Dayton, OH                  322,746      6        20,000      1               -      -             -      -             -      -

Denver, CO                1,646,582     33     1,413,452     35         538,906      4       445,159      7             -      -

Detroit, MI               2,017,202     82       402,720     14         498,608      5       740,513     17             -      -

Grand Rapids, MI             61,250      1             -      -               -      -             -      -       413,500      1

Houston, TX                 592,911      8       221,363      4       2,130,764     13       365,960      5             -      -

Indianapolis, IN            767,980     17        48,200      4       1,318,701      7       217,710      6        71,600      2

Los Angeles, CA             120,810      7             -      -       1,092,597      5       276,284      6             -      -

Louisville, KY                    -      -             -      -         433,500      2             -      -             -      -

Milwaukee, WI               146,061      3             -      -         100,000      1             -      -             -      -

Minneapolis/St. Paul, MN  1,001,020     16       661,214     10       1,216,332      5       540,846      5       542,186      8

Nashville, TN               301,865      6             -      -       1,099,308      5             -      -       109,058      1

N. New Jersey             1,053,377     20       564,074     13       1,122,401      6        58,585      1             -      -

Philadelphia, PA                  -      -             -      -               -      -        97,448      1             -      -

Phoenix, AZ                 112,288      5             -      -               -      -       308,573      4             -      -

Salt Lake City, UT          582,182     39       146,937      6         324,568      2             -      -             -      -

San Diego, CA                     -      -             -      -         397,760      2       179,541      5             -      -

S. New Jersey               877,148     19        59,750      4               -      -       209,300      3        22,738      1

St. Louis, MO               496,242      7             -      -         584,519      4             -      -             -      -

Tampa, FL                   500,052     13       722,734     27               -      -        41,377      1             -      -

Other (a)                         -      -             -      -         177,655      3        50,000      1       346,103      6
                         ---------- ---------- --------- ---------- ----------- ---------- --------- ---------- --------- ----------
   Total                 15,362,505    375     5,090,839    144      20,369,266    102     4,788,821     80     2,916,170     28
                         ========== ========== ========= ========== =========== ========== ========= ========== ========= ==========

(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas and Wichita, Kansas.

                       CONSOLIDATED OPERATING PARTNERSHIP
                            PROPERTY SUMMARY TOTALS

                                                                               TOTALS
                                                 ----------------------------------------------------------------------
                                                                                         AVERAGE           GLA AS A %
                                                                    NUMBER OF          OCCUPANCY AT         OF TOTAL
  METROPOLITAN AREA                                 GLA            PROPERTIES            12/31/03           PORTFOLIO
------------------------                         ----------        ----------          ------------       -------------
Atlanta, GA                                       4,173,628            26                  94%                8.6%
Baltimore, MD                                     1,221,452            17                  90%                2.5%
Central Pennsylvania                                487,000             1                 100%                1.0%
Chicago, IL                                       3,792,814            35                  83%                7.8%
Cincinnati, OH                                    1,683,100             8                  90%                3.5%
Columbus, OH                                      1,421,016             6                  92%                2.9%
Dallas, TX                                        4,816,331            91                  96%                9.9%
Dayton, OH                                          342,746             7                  90%                0.7%
Denver, CO                                        4,044,099            79                  90%                8.3%
Detroit, MI                                       3,659,043           118                  91%                7.5%
Grand Rapids, MI                                    474,750             2                 100%                1.0%
Houston, TX                                       3,310,998            30                  85%                6.8%
Indianapolis, IN                                  2,424,191            36                  89%                5.0%
Los Angeles, CA                                   1,489,691            18                  98%                3.1%
Louis ville, KY                                     433,500             2                 100%                0.9%
Milwaukee, WI                                       246,061             4                 100%                0.5%
Minneapolis/St. Paul, MN                          3,961,598            44                  87%                8.2%
Nashville, TN                                     1,510,231            12                  82%                3.1%
N. New Jersey                                     2,798,437            40                  92%                5.8%
Philadelphia, PA                                     97,448             1                 100%                0.2%
Phoenix, AZ                                         420,861             9                  75%                0.9%
Salt Lake City, UT                                1,053,687            47                  90%                2.2%
San Diego, CA                                       577,301             7                  90%                1.2%
S. New Jersey                                     1,168,936            27                  92%                2.4%
St. Louis, MO                                     1,080,761            11                  98%                2.2%
Tampa, FL                                         1,264,163            41                  82%                2.6%
Other (a)                                           573,758            10                  70%                1.2%
                                               ------------         -----               -----             -------
  Total or Average                               48,527,601           729                  90%              100.0%
                                               ============         =====               =====             =======

(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas and Wichita, Kansas.

                         OTHER REAL ESTATE PARTNERSHIPS
                                PROPERTY SUMMARY

         The following tables summarize certain information as of December 31, 2003 with respect to the in-service properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.

                            Light Industrial     Bulk Warehouse         R&D/Flex      Regional Warehouse   Manufacturing
                         -------------------- -------------------- ------------------ ------------------ ------------------
      Metropolitan                 Number of            Number of          Number of           Number of          Number of
          Area               GLA   Properties    GLA    Properties     GLA Properties  GLA    Properties   GLA   Properties
------------------------ --------- ---------- --------- ---------- ------- ---------- ------- ---------- ------- ----------
Atlanta, GA                 59,959          1 1,037,338          3 153,536          4  90,289          1       -          -

Baltimore, MD               65,860          1         -          -  78,418          1       -          -       -          -

Central Pennsylvania       383,070          4   889,486          5       -          - 117,579          3       -          -

Chicago, IL                108,692          2   160,201          1  49,730          1  50,009          1       -          -

Des Moines, IA                   -          -         -          -       -          -  88,000          1       -          -

Detroit, MI                353,854          7   160,035          1  23,392          1       -          -       -          -

Indianapolis, IN                 -          - 1,579,927          5       -          -  60,000          1       -          -

Los Angeles, CA             86,084          3         -          -  18,921          4       -          -       -          -

Milwaukee, WI                    -          -         -          -  93,705          2  39,468          1       -          -

Minneapolis/St. Paul, MN    78,740          1         -          -       -          -       -          - 532,080          3

Nashville, TN                    -          -   160,661          1       -          -       -          -       -          -

N. New Jersey              144,450          2         -          -       -          -       -          -       -          -

Philadelphia, PA         1,109,012         23   257,720          2 128,059          5 258,066          4  56,827          2

S. New Jersey               45,770          1         -          -       -          -       -          -       -          -

St. Louis, MO                    -          -   245,000          2       -          -       -          -       -          -

Tampa, FL                        -          -         -          -  44,427          1       -          -       -          -

Other (a)                   99,000          3   490,500          1       -          -       -          -       -          -
                         --------- ---------- --------- ---------- ------- ---------- ------- ---------- ------- ----------
   Total                 2,534,491         48 4,980,868         21 590,188         19 703,411         12 588,907          5
                         ========= ========== ========= ========== ======= ========== ======= ========== ======= ==========

(a) Properties are located in Austin, Texas and Sparks, Nevada.

                         OTHER REAL ESTATE PARTNERSHIPS
                             PROPERTY SUMMARY TOTALS

                                                                                   TOTALS
                                               -------------------------------------------------------------------------
                                                                                             AVERAGE          GLA AS A %
                                                                      NUMBER OF            OCCUPANCY AT        OF TOTAL
  METROPOLITAN AREA                                  GLA             PROPERTIES              12/31/03         PORTFOLIO
------------------------                       ------------          ----------            ------------       ----------
Atlanta, GA                                       1,341,122               9                    83%              14.3%
Baltimore, MD                                       144,278               2                    78%               1.5%
Central Pennsylvania                              1,390,135              12                    58%              14.8%
Chicago, IL                                         368,632               5                    69%               3.9%
Des Moines, IA                                       88,000               1                    32%               0.9%
Detroit, MI                                         537,281               9                   100%               5.7%
Indianapolis, IN                                  1,639,927               6                    65%              17.4%
Los Angeles, CA                                     105,005               7                    85%               1.1%
Milwaukee, WI                                       133,173               3                    72%               1.4%
Minneapolis/St. Paul, MN                            610,820               4                    99%               6.5%
Nashville, TN                                       160,661               1                   100%               1.7%
N. New Jersey                                       144,450               2                   100%               1.5%
Philadelphia, PA                                  1,809,684              36                    91%              19.3%
S. New Jersey                                        45,770               1                   100%               0.5%
St. Louis, MO                                       245,000               2                   100%               2.6%
Tampa, FL                                            44,427               1                   100%               0.5%
Other (a)                                           589,500               4                    92%               6.3%

                                               ------------          ------                ------             ------
  Total or Average                                9,397,865             105                    80%             100.0%
                                               ============          ======                ======             ======

(a) Properties are located in Austin, Texas and Sparks, Nevada.

PROPERTY ACQUISITION ACTIVITY

         During 2003, the Consolidated Operating Partnership acquired 62 in-service industrial properties totaling approximately 6.3 million square feet of GLA at a total purchase price of approximately $217.5 million, or approximately $34.63 per square foot. The Consolidated Operating Partnership also purchased several land parcels for an aggregate purchase price of approximately $1.6 million. The 62 industrial properties acquired have the following characteristics:

                                                                                                  AVERAGE
                               NUMBER                                                            OCCUPANCY
METROPOLITAN AREA          OF PROPERTIES     GLA                   PROPERTY TYPE                 AT 12/31/03
------------------         ------------- ----------   ----------------------------------------  -----------
Baltimore, MD       (b)          1          527,600                Bulk Warehouse                  N/A
San Diego, CA       (e)          9          724,502      Regional Warehouse/Bulk Warehouse          90%
Baltimore, MD                    1          487,000                Bulk Warehouse                  100%
Baltimore, MD       (a)          1           32,680              Regional Warehouse                N/A
Chicago, IL         (b)          1          407,012                Bulk Warehouse                  N/A
Atlanta, GA         (b)          1          154,936                Bulk Warehouse                  N/A
Houston, TX                      1          191,537                Bulk Warehouse                  100%
Salt Lake City, UT               1          136,000                Bulk Warehouse                  100%
Phoenix, AZ         (e)         10          434,234     Regional Warehouse/Light Industrial         93%
Atlanta, GA                      1          657,451                Bulk Warehouse                  100%
Indianapolis, IN    (b)          1          320,000                Bulk Warehouse                  N/A
St. Loius, MO                    1           64,387               Light Industrial                  94%
Cincinnati, OH      (a)          3           92,282                   R&D/Flex                     N/A
Cincinnati, OH      (b)          2          100,000               Light Industrial                 N/A
Dallas, TX          (b)          1          101,839                Bulk Warehouse                  N/A
Chicago, IL                      1          137,678               Light Industrial                  94%
Indianapolis, IN    (b)          1           95,080               Light Industrial                 N/A
Indianapolis, IN    (b)          1           69,600               Light Industrial                 N/A
Phoenix, AZ         (b)          2           71,960               Light Industrial                 N/A
Philadelphia, PA                 1           97,448              Regional Warehouse                100%
Salt Lake City, UT               1          188,568                Bulk Warehouse                  100%
Indianapolis, IN    (b)          2          120,048               Light Industrial                 N/A
S. New Jersey, NJ   (d)          6          203,350          Light Industrial/R&D/Flex             100%
Los Angeles, CA                  1          116,000                Bulk Warehouse                  100%
Baltimore, MD       (f)          7          442,024       Light Industrial/Bulk Warehouse          100%
Cincinnati, OH      (b)          1          143,438                Bulk Warehouse                  N/A
Houston, TX         (c)          3          164,387   Light Industrial/R&D/Flex/Bulk Warehouse     100%
                           ------------- ----------
                                62        6,281,041
                           ============= ==========

(a) Property was sold in 2003.

(b) Property was placed out of service in 2003.

(c) One property was placed out of service in 2003.

(d) Two properties were placed out of service in 2003.

(e) Three properties were placed out of service in 2003.

(f) Four properties were placed out of service in 2003.

         During 2003, the Other Real Estate Partnerships acquired two in-service industrial properties totaling approximately .3 million square feet of GLA at a total purchase price of approximately $11.3 million, or $32.93 per square foot. The two industrial properties acquired have the following characteristics:

                               NUMBER                                              OCCUPANCY
METROPOLITAN AREA          OF PROPERTIES      GLA               PROPERTY TYPE     AT 12/31/03
-----------------          -------------   --------          -------------------  -----------
Indianapolis, IN    (a)          2          343,200          Bulk Warehouse          100%
                           -------------   --------
                                 2          343,200
                           =============   ========

(a) One property was placed out of service in 2003.

PROPERTY DEVELOPMENT ACTIVITY

         During 2003, the Consolidated Operating Partnership placed in-service 11 developments totaling approximately 1.3 million square feet of GLA at a total cost of approximately $64.9 million, or $48.42 per square foot. The developed properties have the following characteristics:

                                                               AVERAGE
                                                               OCCUPANCY
   METROPOLITAN AREA              GLA       PROPERTY TYPE     AT 12/31/03
----------------------------   ---------  ------------------  -----------
Louisville, KY                   221,000    Bulk Warehouse         100%
Northern New Jersey               62,400   Light Industrial         92%
Greensboro, NC           (a)     252,000    Bulk Warehouse         N/A
Dallas, TX               (b)     318,924    Bulk Warehouse         N/A
Tampa, FL                (a)      63,080       R&D/Flex            N/A
Denver, CO               (b)      50,470   Light Industrial        N/A
Tampa, FL                (a)      71,180       R&D/Flex            N/A
St. Louis, MO                    173,800    Bulk Warehouse         100%
Dallas, TX               (a)      55,200  Regional Warehouse       N/A
Phoenix, AZ              (a)      19,960   Light Industrial        N/A
Tampa, FL                (b)      52,280       R&D/Flex            N/A
                               ---------
                               1,340,294
                               =========

(a) Property was sold to one of the Company's industrial real estate joint ventures in 2003.

         At December 31, 2003, the Consolidated Operating Partnership had 26 projects under development, with an estimated completion GLA of approximately
2.6 million square feet and an estimated completion cost of approximately $156.1 million. The Consolidated Operating Partnership estimates it will place in service 22 of the 26 projects in fiscal year 2004. There can be no assurance that the Consolidated Operating Partnership will place these projects in-service in 2004 or that the actual completion cost will not exceed the estimated completion cost stated above.

PROPERTY SALES

         During 2003, the Consolidated Operating Partnership sold 116 in-service industrial properties and five out-of-service properties totaling approximately
6.3 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $357.5 million. The 116 in-service properties and five out-of-service properties sold have the following characteristics:

                                  NUMBER OF
  METROPOLITAN AREA               PROPERTIES           GLA             PROPERTY TYPE
----------------------            ----------        ---------    -------------------------
Minneapolis, MN                        1               79,702           Manufacturing
Minneapolis, MN                        1               60,480           Manufacturing
Sourthern New Jersey                   1               23,037         Light Industrial
Portland, OR                           1               11,810         Light Industrial
Chicago, IL                            1               65,450         Light Industrial
Northern New Jersey                    1               23,430         Light Industrial
Minneapolis, MN                        1               19,675         Light Industrial
Minneapolis, MN                        1               19,792         Light Industrial
Chicago, IL                            1               50,400         Light Industrial
Atlanta, GA                            1              180,000          Bulk Warehouse
Chicago, IL                            1               80,180         Light Industrial
Salt Lake City, UT                     1                9,828         Light Industrial
Minneapolis, MN          (a)           1              128,872          Bulk Warehouse
Los Angeles, CA                        3               20,700         Light Industrial
Northern New Jersey                    2              104,820         Light Industrial
Northern New Jersey                    1               75,000         Light Industrial
Northern New Jersey                    2              110,000         Light Industrial
Central Pennsylvania                   1               70,000           Manufacturing
St. Louis, MO                          1               35,114         Light Industrial
Chicago, IL                            1               77,000         Light Industrial
Sourthern New Jersey                   1              142,750          Bulk Warehouse
Portland, OR                           1               20,812         Light Industrial
Portland, OR                           1               10,000         Light Industrial
Detroit, MI                            1               42,000         Light Industrial
Northern New Jersey                    1               43,400         Light Industrial
Los Angeles, CA                        1                7,800         Light Industrial
Los Angeles, CA                        1                8,086         Light Industrial
Los Angeles, CA                        1                7,300         Light Industrial
Los Angeles, CA                        1                8,048         Light Industrial
Dallas, TX                             1               49,330         Light Industrial
Denver, CO                             3               99,688    Light Industrial/R&D/Flex
Chicago, IL                            1               66,958         Light Industrial
Baltimore, MD                          1              150,500          Bulk Warehouse
Dallas, TX                             1               22,615         Light Industrial
Greensboro, NC           (a)           1              252,000          Bulk Warehouse
Baltimore, MD            (a)           1               32,680        Regional Warehouse
Chicago, IL                            1               92,527         Light Industrial
Atlanta, GA                            1               75,600        Regional Warehouse
Northern New Jersey                    1               20,158         Light Industrial
Tampa, FL                              1              112,000          Bulk Warehouse
Dallas, TX                             1              318,924          Bulk Warehouse
Detroit, MI                            1               41,380         Light Industrial
Detroit, MI                            1               40,000         Light Industrial
Portland, OR                          20              564,163         Light Industrial
Dallas, TX                             1               30,000         Light Industrial
Denver, CO                             1               50,470         Light Industrial
Tampa, FL                              6              107,540         Light Industrial

                                NUMBER OF
  METROPOLITAN AREA             PROPERTIES       GLA                          PROPERTY TYPE
----------------------          ----------    ---------          --------------------------------------------
Denver, CO                          1            43,987                            R&D/Flex
Denver, CO                          6           229,086          Light Industrial/R&D/Flex/Regional Warehouse
Dallas, TX                          1            58,989                        Light Industrial
Cincinnati, OH                      3            92,422                            R&D/Flex
Nashville, TN                       1           207,440                         Bulk Warehouse
Chicago, IL                         1           309,600                         Bulk Warehouse
Los Angeles, CA                     3            68,672                            R&D/Flex
Tampa, FL                  (a)      1            71,180                            R&D/Flex
Tampa, FL                  (a)      1            63,080                            R&D/Flex
Southern New Jersey                 1            49,300                        Light Industrial
Chicago, IL                         1            53,684                        Light Industrial
Chicago, IL                         1            30,000                        Light Industrial
Nashville, TN                       3           339,050                         Bulk Warehouse
Los Angeles, CA                     3            69,592                        Light Industrial
Detroit, MI                         1            26,100                        Light Industrial
Chicago, IL                         1            56,400                        Light Industrial
San Diego, CA                       1           111,644                         Bulk Warehouse
Chicago, IL                         3            57,905                        Light Industrial
Portland, OR                        1            29,040                        Light Industrial
Minneapolis, MN                     1           143,066                         Bulk Warehouse
Chicago, IL                         1           156,200                         Bulk Warehouse
Dallas, TX                 (a)      1            55,200                       Regional Warehouse
Detroit, MI                (a)      1            42,930                       Regional Warehouse
Phoenix, AZ                (a)      1            19,960                        Light Industrial
Southern New Jersey                 1           181,000                         Bulk Warehouse
Southern New Jersey                 1             8,610                        Light Industrial
Tampa, FL                           1            52,280                            R&D/Flex
Denver, CO                          2            48,000                            R&D/Flex
                                ----------    ---------
                                  121         6,336,436
                                ----------    ---------

(a) Property was sold to one of the Company's Joint Ventures.

         During 2003, the Other Real Estate Partnerships sold nine in-service industrial properties totaling approximately 1.1 million square feet of GLA. Total gross sales proceeds approximated $36.9 million. The nine in-service properties sold have the following characteristics:

                                   NUMBER OF
 METROPOLITAN AREA                PROPERTIES            GLA              PROPERTY TYPE
---------------------             ----------        ---------          -----------------
Minneapolis, MN                        1              51,906            Light Industrial
Central Pennsylvania         (a)       1             200,000             Bulk Warehouse
Detroit, MI                            1               9,700                R&D/Flex
Philadelphia, PA                       1              14,041            Light Industrial
Philadelphia, PA                       1              11,293            Light Industrial
Chicago, IL                            1             284,135             Bulk Warehouse
Philadelphia, PA                       2              50,900            Light Industrial
Indianapolis, IN             (a)       1             486,394             Bulk Warehouse
                                  ----------        ---------
                                       9            1,108,369
                                  ==========        =========

(a) Property was sold to one of the Company's Joint Ventures.

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

         During the period January 1, 2004 through March 5, 2004, the Consolidated Operating Partnership acquired or completed development of nine industrial properties for a total estimated investment of approximately $48.1 million.

         During the period January 1, 2004 through March 5, 2004, the Other Real Estate Partnerships sold one land parcel for approximately $.2 million of gross proceeds.

DETAIL PROPERTY LISTING

         The following table lists all of the Consolidated Operating Partnership's in-service properties as of December 31, 2003, by geographic market area.

                                PROPERTY LISTING

                                   LOCATION                   YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES  RENOVATED     BUILDING TYPE     (ACRES)     GLA        12/31/03
-----------------------------  ----------------- ------------ ----------- ------------------- --------- ---------   ------------
ATLANTA
1650 GA Highway 155            McDonough, GA                     1991     Bulk Warehouse        12.80     228,400       100%
14101 Industrial Park Blvd.    Covington, GA                     1984     Light Industrial       9.25      92,160       100%
801-804 Blacklawn Road         Conyers, GA                       1982     Bulk Warehouse         6.67     111,185        22%
1665 Dogwood Drive             Conyers, GA                       1973     Manufacturing          9.46     198,000       100%
1715 Dogwood Drive             Conyers, GA                       1973     Manufacturing          4.61     100,000       100%
11235 Harland Drive            Covington, GA                     1988     Light Industrial       5.39      32,361       100%
4050 Southmeadow Parkway       Atlanta, GA                       1991     Reg. Warehouse         6.60      87,328         0%
4051 Southmeadow Parkway       Atlanta, GA                       1989     Bulk Warehouse        11.20     151,935       100%
4071 Southmeadow Parkway       Atlanta, GA                       1991     Bulk Warehouse        17.80     209,918       100%
3312 N. Berkeley Lake Road     Duluth, GA                        1969     Bulk Warehouse        52.11   1,040,296       100%
370 Great Southwest Pkway (g)  Atlanta, GA                       1986     Light Industrial       8.06     150,536        95%
955 Cobb Place                 Kennesaw, GA                      1991     Reg. Warehouse         8.73      97,518       100%
220 Greenwood Court            McDonough, GA                     2000     Bulk Warehouse        26.69     504,000       100%
1255 Oakbrook Drive            Norcross, GA                      1984     Light Industrial       2.50      36,000        33%
1256 Oakbrook Drive            Norcross, GA                      1984     Light Industrial       3.48      40,504        88%
1265 Oakbrook Drive            Norcross, GA                      1984     Light Industrial       3.52      51,200       100%
1266 Oakbrook Drive            Norcross, GA                      1984     Light Industrial       3.62      30,378       100%
1275 Oakbrook Drive            Norcross, GA                      1986     Reg. Warehouse         4.36      62,400       100%
1280 Oakbrook Drive            Norcross, GA                      1986     Reg. Warehouse         4.34      46,400        56%
1300 Oakbrook Drive            Norcross, GA                      1986     Light Industrial       5.41      52,000       100%
1325 Oakbrook Drive            Norcross, GA                      1986     Light Industrial       3.53      53,120        81%
1351 Oakbrook Drive            Norcross, GA                      1984     R&D/Flex               3.93      36,600        69%
1346 Oakbrook Drive            Norcross, GA                      1985     R&D/Flex               5.52      74,538       100%
1412 Oakbrook Drive            Norcross, GA                      1985     R&D/Flex               2.89      29,400        56%
3060 South Park Blvd           Ellenwood, GA                     1992     Bulk Warehouse        30.56     657,451       100%
                                                                                                        ---------   -------
                                                                          SUBTOTAL OR AVERAGE           4,173,628        94%
                                                                                                        ---------   -------
BALTIMORE
3431 Benson                    Baltimore, MD                     1988     Light Industrial       3.48      60,227        76%
1801 Portal                    Baltimore, MD                     1987     Light Industrial       3.72      57,600       100%
1811 Portal                    Baltimore, MD                     1987     Light Industrial       3.32      60,000        90%
1831 Portal                    Baltimore, MD                     1990     Light Industrial       3.18      46,522       100%
1821 Portal                    Baltimore, MD                     1986     Light Industrial       4.63      86,234       100%
1820 Portal                    Baltimore, MD      (d)            1982     Manufacturing          6.55     171,000       100%
4845 Governers Way             Frederick, MD                     1988     Light Industrial       5.47      83,934        19%
8900 Yellow Brick Road         Baltimore, MD                     1982     Light Industrial       5.80      60,000       100%
7476 New Ridge                 Hanover, MD                       1987     Light Industrial      18.00      71,866       100%
8779 Greenwood Place           Savage, MD                        1978     Bulk Warehouse         8.00     142,189       100%
1350 Blair Drive               Odenton, MD                       1991     Light Industrial       2.86      29,317        43%
1360 Blair Drive               Odenton, MD                       1991     Light Industrial       4.19      43,194       100%
1370 Blair Drive               Odenton, MD                       1991     Light Industrial       5.15      52,910        62%
9020 Mendenhall Court          Columbia, MD                      1981     Light Industrial       3.70      49,259       100%
4600 Boston Way                Lanham, MD                        1980     Bulk Warehouse         5.89      86,400       100%
4700 Boston Way                Lanham, MD                        1979     Light Industrial       3.20      40,800       100%
9800 Martin Luther King Hwy    Lanham, MD                        1978     Light Industrial       4.85      80,000       100%
                                                                                                        ---------   -------
                                                                          SUBTOTAL OR AVERAGE           1,221,452        90%
                                                                                                        ---------   -------
CENTRAL PENNSYLVANIA
16522 Hunters Green Parkway    Hagerstown, MD    (e)             2000     Bulk Warehouse        35.00     487,000       100%
                                                                                                        ---------   -------
                                                                          SUBTOTAL OR AVERAGE             487,000       100%
                                                                                                        ---------   -------
CHICAGO
3600 West Pratt Avenue         Lincolnwood, IL                  1953/88   Bulk Warehouse         6.35     204,679        68%
6750 South Sayre Avenue        Bedford Park, IL                  1975     Light Industrial       2.51      63,383        59%
585 Slawin Court               Mount Prospect, IL                1992     R&D/Flex               3.71      38,150         0%
2300 Windsor Court             Addison, IL                       1986     Bulk Warehouse         6.80     105,100       100%
3505 Thayer Court              Aurora, IL                        1989     Light Industrial       4.60      64,220       100%
305-311 Era Drive              Northbrook, IL                    1978     Light Industrial       1.82      27,549       100%
4330 South Racine Avenue       Chicago, IL                       1978     Manufacturing          5.57     168,000       100%
12241 Melrose Street           Franklin Park, IL                 1969     Light Industrial       2.47      77,301       100%
11939 South Central Avenue     Alsip, IL                         1972     Bulk Warehouse        12.60     320,171       100%
405 East Shawmut               LaGrange, IL                      1965     Light Industrial       3.39      59,075        69%
1010-50 Sesame Street          Bensenville, IL                   1976     Manufacturing          8.00     252,000       100%
5555 West 70th Place           Bedford Park, IL                  1973     Manufacturing          2.50      41,531       100%
7401 South Pulaski             Chicago, IL                      1975/86   Bulk Warehouse         5.36     213,670        96%
7501 South Pulaski             Chicago, IL                      1975/86   Bulk Warehouse         3.88     159,728       100%
385 Fenton Lane                West Chicago, IL                  1990     Bulk Warehouse         6.79     180,417       100%
335 Crossroad Parkway          Bolingbrook, IL                   1996     Bulk Warehouse        12.86     288,000       100%
905 Paramount                  Batavia, IL                       1977     Light Industrial       2.60      60,000       100%

                                     LOCATION                      YEAR BUILT-                      LAND AREA           OCCUPANCY AT
      BUILDING ADDRESS              CITY/STATE        ENCUMBRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/03
------------------------------ ---------------------- ------------ ----------- -------------------- --------- --------- ------------
CHICAGO (CONT.)

1005 Paramount                 Batavia, IL                            1978     Light Industrial       2.50       64,574     100%
2120-24 Roberts                Broadview, IL                          1960     Light Industrial       2.30       60,009     100%
3575 Stern Avenue              St. Charles, IL                      1979/1984  Reg. Warehouse         2.73       68,728     100%
3810 Stern Avenue              St. Charles, IL                        1985     Reg. Warehouse         4.67      100,074     100%
700 Business Center Drive      Mount Prospect, IL                     1980     Light Industrial       3.12       34,800     100%
555 Business Center Drive      Mount Prospect, IL                     1981     Light Industrial       2.96       31,175       0%
800 Business Center Drive      Mount Prospect, IL                   1988/99    Light Industrial       5.40       81,610     100%
580 Slawin Court               Mount Prospect, IL                     1985     Light Industrial       2.08       30,225     100%
1150 Feehanville Drive         Mount Prospect, IL                     1983     Light Industrial       2.74       33,600     100%
1200 Business Center Drive     Mount Prospect, IL                   1988/2000  Light Industrial       6.68      106,000      77%
1331 Business Center Drive     Mount Prospect, IL                     1985     Light Industrial       3.12       30,380     100%
19W661 101st Street            Lemont, IL                             1988     Bulk Warehouse        10.94      248,791       0%
19W751 101st Street            Lemont, IL                             1991     Bulk Warehouse         7.13      147,400       0%
175 Wall Street                Glendale Heights, IL                   1990     Light Industrial       4.10       50,050     100%
800-820 Thorndale Avenue       Bensenville, IL                        1985     R&D/Flex               5.56       73,249     100%
830-890 Supreme Drive          Bensenville, IL                        1981     Light Industrial       4.77       85,542     100%
1661 Feehanville Avenue        Mount Prospect, IL                     1986     R&D/Flex               6.89       85,955      69%
1400-1436 Brook Drive          Downers Grove, IL          (f)         1972     Light Industrial       7.55      137,678      94%
                                                                                                              --------- -------
                                                                               SUBTOTAL OR AVERAGE            3,792,814      83%
                                                                                                              --------- -------
CINCINNATI

9900-9970 Princeton            Cincinnati, OH                         1970     Bulk Warehouse        10.64      185,580      91%
2940 Highland Avenue           Cincinnati, OH                       1969/74    Bulk Warehouse        17.08      502,000      90%
4700-4750 Creek Road           Blue Ash, OH                           1960     Light Industrial      15.32      265,000      97%
12072 Best Place               Springboro, OH                         1984     Bulk Warehouse         7.80      112,500      72%
901 Pleasant Valley Drive      Springboro, OH                       1984/94    Light Industrial       7.70       69,220     100%
4440 Mulhauser Road            Cincinnati, OH                         1999     Bulk Warehouse        15.26      240,000     100%
4434 Mulhauser Road            Cincinnati, OH                         1999     Bulk Warehouse        25.00      140,800      77%
9449 Glades Drive              Hamilton, OH                           1999     Bulk Warehouse         7.40      168,000      84%
                                                                                                              --------- -------
                                                                                SUBTOTAL OR AVERAGE           1,683,100      90%
                                                                                                              --------- -------
COLUMBUS

3800 Lockbourne Industrial Pky Columbus, OH                           1986     Bulk Warehouse        22.12      404,734     100%
1819 North Walcutt Road        Columbus, OH                           1973     Bulk Warehouse        11.33      243,000      96%
4300 Cemetery Road             Hilliard, OH                         1968/83    Manufacturing         62.71      255,470     100%
4115 Leap Road   (g)           Hilliard, OH                           1977     Light Industrial      18.66      217,612     100%
3300 Lockbourne                Columbus, OH                           1964     Bulk Warehouse        17.00      300,200      66%
                                                                                                              --------- -------
                                                                               SUBTOTAL OR AVERAGE            1,421,016      92%
                                                                                                              --------- -------
DALLAS/FORT WORTH

1275-1281 Roundtable Drive     Dallas, TX                             1966     Light Industrial       1.75       30,642     100%
2406-2416 Walnut Ridge         Dallas, TX                             1978     Light Industrial       1.76       44,000     100%
12750 Perimeter Drive          Dallas, TX                             1979     Bulk Warehouse         6.72      178,200     100%
1324-1343 Roundtable Drive     Dallas, TX                             1972     Light Industrial       2.09       47,000     100%
2401-2419 Walnut Ridge         Dallas, TX                             1978     Light Industrial       1.20       30,000     100%
4248-4252 Simonton             Farmers Ranch, TX                      1973     Bulk Warehouse         8.18      205,693     100%
900-906 Great Southwest Pkwy   Arlington, TX                          1972     Light Industrial       3.20       69,761     100%
2179 Shiloh Road               Garland, TX                            1982     Reg. Warehouse         3.63       65,700     100%
2159 Shiloh Road               Garland, TX                            1982     R&D/Flex               1.15       20,800     100%
2701 Shiloh Road               Garland, TX                            1981     Bulk Warehouse         8.20      214,650     100%
12784 Perimeter Drive (h)      Dallas, TX                             1981     Light Industrial       4.57       95,671      86%
3000 West Commerce             Dallas, TX                             1980     Manufacturing         11.23      128,478     100%
3030 Hansboro                  Dallas, TX                             1971     Bulk Warehouse         3.71      100,000     100%
5222 Cockrell Hill             Dallas, TX                             1973     Manufacturing          4.79       96,506     100%
405-407 113th                  Arlington, TX                          1969     Light Industrial       2.75       60,000     100%
816 111th Street               Arlington, TX                          1972     Light Industrial       2.89       65,000     100%
7341 Dogwood Park              Richland Hills, TX                     1973     Light Industrial       1.09       20,045     100%
7427 Dogwood Park              Richland Hills, TX                     1973     Light Industrial       1.60       27,500     100%
7348-54 Tower Street           Richland Hills, TX                     1978     Light Industrial       1.09       20,107     100%
7370 Dogwood Park              Richland Hills, TX                     1987     Light Industrial       1.18       18,511     100%
7339-41 Tower Street           Richland Hills, TX                     1980     Light Industrial       0.95       17,600     100%
7437-45 Tower Street           Richland Hills, TX                     1977     Light Industrial       1.16       20,018     100%
7331-59 Airport Freeway        Richland Hills, TX                     1987     R&D/Flex               2.63       37,487     100%
7338-60 Dogwood Park           Richland Hills, TX                     1978     R&D/Flex               1.51       26,407     100%
7450-70 Dogwood Park           Richland Hills, TX                     1985     Light Industrial       0.88       18,004     100%
7423-49 Airport Freeway        Richland Hills, TX                     1985     R&D/Flex               2.39       33,388     100%
7400 Whitehall Street          Richland Hills, TX                     1994     Light Industrial       1.07       22,867     100%
1602-1654 Terre Colony         Dallas, TX                             1981     Bulk Warehouse         5.72      130,949      61%
3330 Duncanville Road          Dallas, TX                             1987     Reg. Warehouse         2.20       50,560     100%
6851-6909 Snowden Road         Fort Worth, TX                       1985/86    Bulk Warehouse        13.00      281,200     100%
2351-2355 Merritt Drive        Garland, TX                            1986     R&D/Flex               5.00       16,740     100%
10575 Vista Park               Dallas, TX                             1988     Reg. Warehouse         2.10       37,252     100%
701-735 North Plano Road       Richardson, TX                       1972/94    Bulk Warehouse         5.78      100,065     100%
2259 Merritt Drive             Garland, TX                            1986     R&D Flex               1.90       16,740     100%
2260 Merritt Drive             Garland, TX                          1986/99    Reg. Warehouse         3.70       62,847     100%
2220 Merritt Drive             Garland, TX                          1986/2000  Reg. Warehouse         3.90       70,390     100%
2010 Merritt Drive             Garland, TX                            1986     Reg. Warehouse         2.80       57,392     100%
2363 Merritt Drive             Garland, TX                            1986     R&D Flex               0.40       12,300     100%

                                    LOCATION                     YEAR BUILT -                     LAND AREA           OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES     RENOVATED      BUILDING TYPE    (ACRES)     GLA      12/31/03
       ----------------            ----------     ------------ ----------------- ---------------- ---------    ---    ------------
DALLAS/FORT WORTH (CONT.)
2447 Merritt Drive             Garland, TX                           1986        R&D Flex            0.40      12,300      100%
2465-2475 Merritt Drive        Garland, TX                           1986        R&D Flex            0.50      16,740      100%
2485-2505 Merritt Drive        Garland, TX                           1986        Bulk Warehouse      5.70     108,550      100%
17919 Waterview Parkway        Dallas, TX                            1987        Reg. Warehouse      4.88      70,936      100%
2081 Hutton Drive (h)          Carrolton, TX                         1981        R&D Flex            3.73      42,170      100%
2150 Hutton Drive              Carrolton, TX                         1980        Light Industrial    2.50      48,325      100%
2110 Hutton Drive              Carrolton, TX                         1985        R&D Flex            5.83      59,528      100%
2025 McKenzie Drive            Carrolton, TX                         1985        Reg. Warehouse      3.81      73,556      100%
2019 McKenzie Drive            Carrolton, TX                         1985        Reg. Warehouse      3.93      80,780      100%
1420 Valwood Parkway-Bldg I(g) Carrolton, TX                         1986        R&D Flex            3.30      40,884       86%
1620 Valwood Parkway (h)       Carrolton, TX                         1986        Light Industrial    6.59     103,475      100%
1505 Luna Road - Bldg II       Carrolton, TX                         1988        Light Industrial    1.00      16,800      100%
1625 West Crosby Road          Carrolton, TX                         1988        Light Industrial    4.72      87,687      100%
2029-2035 McKenzie Drive       Carrolton, TX                         1985        Reg. Warehouse      3.30      81,924       87%
1840 Hutton Drive (g)          Carrolton, TX                         1986        R&D Flex            5.83      93,132      100%
1420 Valwood Pkwy - Bldg II    Carrolton, TX                         1986        Light Industrial    3.32      55,625      100%
2015 McKenzie Drive            Carrolton, TX                         1986        Light Industrial    3.38      73,187       62%
2009 McKenzie Drive            Carrolton, TX                         1987        Light Industrial    3.03      66,112       74%
1505 Luna Road - Bldg I        Carrolton, TX                         1988        Light Industrial    2.97      49,791       70%
900-1100 Avenue S              Grand Prairie, TX                     1985        Bulk Warehouse       5.5     122,881       80%
15001 Trinity Blvd             Ft. Worth, TX                         1984        Light Industrial    4.70      83,473      100%
Plano Crossing (i)             Plano, TX                             1998        Light Industrial   13.66     215,672      100%
7413A-C Dogwood Park           Richland Hills, TX                    1990        Light Industrial    1.23      22,500      100%
7450 Tower Street              Richland Hills, TX                    1977        R&D/Flex            0.68      10,000      100%
7436 Tower Street              Richland Hills, TX                    1979        Light Industrial    0.89      15,000      100%
7501 Airport Freeway           Richland Hills, TX                    1983        Light Industrial    2.04      15,000      100%
7426 Tower Street              Richland Hills, TX                    1978        Light Industrial    1.06      19,780      100%
7427-7429 Tower Street         Richland Hills, TX                    1981        Light Industrial    1.02      20,000      100%
2840-2842 Handley Ederville Rd Richland Hills, TX                    1977        R&D/Flex            1.25      20,260      100%
7451-7477 Airport Freeway      Richland Hills, TX                    1984        R&D/Flex            2.30      33,627       82%
7415 Whitehall Street          Richland Hills, TX                    1986        Light Industrial    3.95      61,260      100%
7450 Whitehall Street          Richland Hills, TX                    1978        Light Industrial    1.17      25,000      100%
7430 Whitehall Street          Richland Hills, TX                    1985        Light Industrial    1.06      24,600      100%
7420 Whitehall Street          Richland Hills, TX                    1985        Light Industrial    1.06      20,300      100%
300 Wesley Way                 Richland Hills, TX                    1995        Reg. Warehouse      2.59      41,340      100%
2104 Hutton Drive              Carrolton, TX                         1990        Light Industrial    1.70      24,800      100%
Addison Tech Ctr - Bldg B      Addison, TX                           2001        Reg. Warehouse      8.17     102,400       85%
7337 Dogwood Park              Richland Hills, TX                    1975        Light Industrial    1.14      21,000       95%
7334 Tower Street              Richland Hills, TX                    1975        Light Industrial    0.97      20,000      100%
7451 Dogwood Park              Richland Hills, TX                    1977        Light Industrial    1.85      39,674      100%
2821 Cullen Street             Fort Worth, TX                        1961        Light Industrial    0.84      17,877      100%
2105 McDaniel Drive            Carrolton, TX                         1986        Bulk Warehouse      4.59     107,915      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                   4,816,331       96%
                                                                                                            ---------      ---

DAYTON
6094-6104 Executive Boulevard  Huber Heights, OH                     1975        Light Industrial    3.33      43,200       97%
6202-6220 Executive Boulevard  Huber Heights, OH                     1996        Light Industrial    3.79      64,000      100%
6268-6294 Executive Boulevard  Huber Heights, OH                     1989        Light Industrial    4.03      60,800       79%
5749-5753 Executive Boulevard  Huber Heights, OH                     1975        Light Industrial    1.15      12,000       50%
6230-6266 Executive Boulevard  Huber Heights, OH                     1979        Light Industrial    5.30      84,000       82%
2200-2224 Sandridge Road       Moraine, OH                           1983        Light Industrial    2.96      58,746      100%
8119-8137 Uehling Lane         Dayton, OH                            1978        R&D/Flex            1.15      20,000      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                     342,746       90%
                                                                                                            ---------      ---

DENVER
7100 North Broadway - Bldg. 1  Denver, CO                            1978        Light Industrial   16.80      32,298       81%
7100 North Broadway - Bldg. 2  Denver, CO                            1978        Light Industrial   16.90      32,500       82%
7100 North Broadway - Bldg. 3  Denver, CO                            1978        Light Industrial   11.60      22,259       96%
7100 North Broadway - Bldg. 5  Denver, CO                            1978        Light Industrial   15.00      28,789       69%
7100 North Broadway - Bldg. 6  Denver, CO                            1978        Light Industrial   22.50      38,255       78%
20100 East 32nd Avenue Parkway Aurora, CO                            1997        R&D/Flex            4.10      51,522       95%
5454 Washington                Denver, CO                            1985        Light Industrial    4.00      34,740      100%
700 West 48th Street           Denver, CO                            1984        Light Industrial    5.40      53,431       85%
702 West 48th Street           Denver, CO                            1984        Light Industrial    5.40      23,820       87%
6425 North Washington          Denver, CO                            1983        R&D/Flex            4.05      81,120       81%
3370 North Peoria Street       Aurora, CO                            1978        R&D/Flex            1.64      25,538       78%
3390 North Peoria Street       Aurora, CO                            1978        R&D/Flex            1.46      22,699       72%
3508-3538 North Peoria Street  Aurora, CO                            1978        R&D/Flex            2.61      40,653       81%
3568 North Peoria Street       Aurora, CO                            1978        R&D/Flex            2.24      34,937       56%
4785 Elati                     Denver, CO                            1972        Light Industrial    3.34      34,777       90%
4770 Fox Street                Denver, CO                            1972        Light Industrial    3.38      26,565      100%
1550 West Evans                Denver, CO                            1975        Light Industrial    3.92      78,787       91%
3751 - 71 Revere Street        Denver, CO                            1980        Reg. Warehouse      2.41      55,027      100%
3871 Revere Street             Denver, CO                            1980        Reg. Warehouse      3.19      75,265      100%
4570 Ivy Street                Denver, CO                            1985        Light Industrial    1.77      31,355      100%
5855 Stapleton Drive North     Denver, CO                            1985        Light Industrial    2.33      41,268      100%
5885 Stapleton Drive North     Denver, CO                            1985        Light Industrial    3.05      53,893      100%
5977-5995 North Broadway       Denver, CO                            1978        Light Industrial    4.96      50,280       80%

                                    LOCATION                      YEAR BUILT -                    LAND AREA           OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES     RENOVATED      BUILDING TYPE    (ACRES)     GLA      12/31/03
       ----------------            ----------     ------------ ----------------- ---------------- ---------    ---    ------------
DENVER (CONT.)
2952-5978 North Broadway       Denver, CO                            1978        Light Industrial    7.91      88,977       88%
6400 North Broadway            Denver, CO                            1982        Light Industrial    4.51      69,430      100%
4721 Ironton Street            Denver, CO                            1969        R&D/Flex            2.84      51,260      100%
7100 North Broadway - 7        Denver, CO                            1985        R&D/Flex            2.30      24,822       81%
7100 North Broadway - 8        Denver, CO                            1985        R&D/Flex            2.30       9,107      100%
6804 East 48th Avenue          Denver, CO                            1973        R&D/Flex            2.23      46,464       88%
445 Bryant Street              Denver, CO                            1960        Light Industrial    6.31     292,471       94%
East 47th Drive -A             Denver, CO                            1997        R&D/Flex            3.00      51,210       87%
9500 W. 49th Street - A        Wheatridge, CO                        1997        Light Industrial    1.74      19,217      100%
9500 W. 49th Street - B        Wheatridge, CO                        1997        Light Industrial    1.74      16,441      100%
9500 W. 49th Street - C        Wheatridge, CO                        1997        R&D/Flex            1.74      29,174       59%
9500 W. 49th Street - D        Wheatridge, CO                        1997        Light Industrial    1.74      41,615      100%
8100 South Park Way - A        Littleton, CO                         1997        R&D/Flex            3.33      52,581       72%
8100 South Park Way - B        Littleton, CO                         1984        R&D/Flex            0.78      12,204      100%
8100 South Park Way - C        Littleton, CO                         1984        Light Industrial    4.28      67,520      100%
451-591 East 124th Avenue      Littleton, CO                         1979        Light Industrial    4.96      59,711      100%
608 Garrison Street            Lakewood, CO                          1984        R&D/Flex            2.17      25,075       81%
610 Garrison Street            Lakewood, CO                          1984        R&D/Flex            2.17      24,965       86%
1111 West Evans (A&C)          Denver, CO                            1986        Light Industrial    2.00      36,894      100%
1111 West Evans (B)            Denver, CO                            1986        Light Industrial    0.50       4,725      100%
15000 West 6th Avenue          Golden, CO                            1985        R&D/Flex            5.25      69,279       71%
14998 West 6th Avenue
  Building E                   Golden, CO                            1995        R&D/Flex            2.29      42,832       79%
14998 West 6th Avenue
  Building F                   Englewood, CO                         1995        R&D/Flex            2.29      20,424      100%
12503 East Euclid Drive        Denver, CO                            1986        R&D/Flex           10.90      97,871       56%
6547 South Racine Circle       Englewood, CO                         1996        Light Industrial    3.92      59,918       89%
7800 East Iliff Avenue         Denver, CO                            1983        R&D/Flex            3.06      22,296       39%
2369 South Trenton Way         Denver, CO                            1983        R&D/Flex            4.80      33,108      100%
2422 South Trenton Way         Denver, CO                            1983        R&D/Flex            3.94      27,413       49%
2452 South Trenton Way         Denver, CO                            1983        R&D/Flex            6.78      47,931       75%
1600 South Abilene             Aurora, CO                            1986        R&D/Flex            3.53      47,930       40%
1620 South Abilene             Aurora, CO                            1986        Light Industrial    2.04      27,666      100%
1640 South Abilene             Aurora, CO                            1986        Light Industrial    2.80      37,948      100%
13900 East Florida Avenue      Aurora, CO                            1986        R&D/Flex            1.44      19,493      100%
14401-14492 East 33rd Place    Aurora, CO                            1979        Bulk Warehouse      4.75     100,100      100%
11701 East 53rd Avenue         Denver, CO                            1985        Reg. Warehouse      4.19      81,981      100%
5401 Oswego Street             Denver, CO                            1985        Reg. Warehouse      2.80      54,738      100%
3811 Joliet                    Denver, CO                            1977        R&D/Flex           14.24     124,290      100%
2630 West 2nd Avenue           Denver, CO                            1970        Light Industrial    0.50       8,260      100%
2650 West 2nd Avenue           Denver, CO                            1970        Light Industrial    2.80      36,081      100%
14818 West 6th Avenue Bldg. A  Golden, CO                            1985        R&D/Flex            2.54      39,776       76%
14828 West 6th Avenue Bldg. B  Golden, CO                            1985        R&D/Flex            2.54      41,805       89%
12055 E. 49th Ave/4955 Peoria  Denver, CO                            1984        R&D/Flex            3.09      49,575       88%
4940-4950 Paris                Denver, CO                            1984        R&D/Flex            1.58      25,290      100%
4970 Paris                     Denver, CO                            1984        R&D/Flex            0.98      15,767      100%
5010 Paris                     Denver, CO                            1984        R&D/Flex            0.92      14,822      100%
7367 South Revere Parkway      Englewood, CO                         1997        Bulk Warehouse      8.50     102,839       86%
10311 W. Hampden Avenue        Lakewood, CO                          1999        Light Industrial    4.40      52,227       82%
8200 East Park Meadows
Drive (g)                      Lone Tree, CO                         1984        R&D Flex            6.60      90,219       77%
3250 Quentin (g)               Aurora, CO                          1984/2000     Light Industrial    8.90     144,464       95%
11585 E. 53rd Ave. (g)         Denver, CO                            1984        Bulk Warehouse     15.10     335,967      100%
10500 East 54th Ave. (h)       Denver, CO                            1986        Reg. Warehouse      9.12     178,148       98%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                   4,044,099       90%
                                                                                                            ---------      ---

DETROIT
238 Executive Drive            Troy, MI                              1973        Light Industrial    1.32      13,740      100%
256 Executive Drive            Troy, MI                              1974        Light Industrial    1.12      11,273      100%
301 Executive Drive            Troy, MI                              1974        Light Industrial    1.27      20,411      100%
449 Executive Drive            Troy, MI                              1975        Reg. Warehouse      2.12      33,001      100%
501 Executive Drive            Troy, MI                              1984        Light Industrial    1.57      18,061      100%
451 Robbins Drive              Troy, MI                              1975        Light Industrial    1.88      28,401      100%
1035 Crooks Road               Troy, MI                              1980        Light Industrial    1.74      23,320      100%
1095 Crooks Road               Troy, MI                              1986        R&D/Flex            2.83      35,042      100%
1416 Meijer Drive              Troy, MI                              1980        Light Industrial    1.20      17,944      100%
1624 Meijer Drive              Troy, MI                              1984        Light Industrial    3.42      44,040      100%
1972 Meijer Drive              Troy, MI                              1985        Reg. Warehouse      2.36      37,075      100%
1621 Northwood Drive           Troy, MI                              1977        Bulk Warehouse      1.54      24,900      100%
1707 Northwood Drive           Troy, MI                              1983        Light Industrial    1.69      28,750      100%
1788 Northwood Drive           Troy, MI                              1977        Light Industrial    1.55      12,480      100%
1821 Northwood Drive           Troy, MI                              1977        Reg. Warehouse      2.07      35,050      100%
1826 Northwood Drive           Troy, MI                              1977        Light Industrial    1.22      12,480      100%
1864 Northwood Drive           Troy, MI                              1977        Light Industrial    1.55      12,480      100%
2277 Elliott Avenue            Troy, MI                              1975        Light Industrial    0.96      12,612      100%
2451 Elliott Avenue            Troy, MI                              1974        Light Industrial    1.68      24,331      100%
2730 Research Drive            Rochester Hills,
                                MI                                   1988        Reg. Warehouse      3.52      57,850      100%
2791 Research Drive            Rochester Hills,
                                MI                                   1991        Reg. Warehouse      4.48      64,199      100%
2871 Research Drive            Rochester Hills,
                                MI                                   1991        Reg. Warehouse      3.55      49,543      100%
2911 Research Drive            Rochester Hills,
                                MI                                   1992        Reg. Warehouse      5.72      80,078      100%
3011 Research Drive            Rochester Hills,
                                MI                                   1988        Reg. Warehouse      2.55      32,637      100%

                                    LOCATION                      YEAR BUILT -                    LAND AREA           OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES    RENOVATED       BUILDING TYPE    (ACRES)     GLA      12/31/03
       ----------------            ----------     ------------ ----------------- ---------------- ---------    ---    ------------
DETROIT (CONT.)
2870 Technology Drive          Rochester Hills,
                                MI                                   1988        Light Industrial    2.41     24,445       100%
2900 Technology Drive          Rochester Hills,
                                MI                                   1992        Reg. Warehouse      2.15     31,047       100%
2920 Technology Drive          Rochester Hills,
                                MI                                   1992        Light Industrial    1.48     19,011       100%
2930 Technology Drive          Rochester Hills,
                                MI                                   1991        Light Industrial    1.41     17,994       100%
2950 Technology Drive          Rochester Hills,
                                MI                                   1991        Light Industrial    1.48     19,996       100%
23014 Commerce Drive           Farmington Hills,
                                MI                                   1983        R&D/Flex            0.65      7,200       100%
23028 Commerce Drive           Farmington Hills,
                                MI                                   1983        Light Industrial    1.26     20,265       100%
23035 Commerce Drive           Farmington Hills,
                                MI                                   1983        Light Industrial    1.23     15,200       100%
23042 Commerce Drive           Farmington Hills,
                                MI                                   1983        R&D/Flex            0.75      8,790       100%
23065 Commerce Drive           Farmington Hill,
                                MI                                   1983        Light Industrial    0.91     12,705       100%
23070 Commerce Drive           Farmington Hills,
                                MI                                   1983        R&D/Flex            1.43     16,765       100%
23079 Commerce Drive           Farmington Hills,
                                MI                                   1983        Light Industrial    0.85     10,830        0%
23093 Commerce Drive           Farmington Hills,
                                MI                                   1983        Reg. Warehouse      3.87     49,040       100%
23135 Commerce Drive           Farmington Hills,
                                MI                                   1986        Light Industrial    2.02     23,969       100%
23163 Commerce Drive           Farmington Hills,
                                MI                                   1986        Light Industrial    1.51     19,020       100%
23177 Commerce Drive           Farmington Hills,
                                MI                                   1986        Light Industrial    2.29     32,127       100%
23206 Commerce Drive           Farmington Hills,
                                MI                                   1985        Light Industrial    1.30     19,822       100%
23370 Commerce Drive           Farmington Hills,
                                MI                                   1980        Light Industrial    0.67      8,741       100%
32450 N. Avis Drive            Madison Heights,
                                MI                                   1974        Light Industrial    3.23     55,820       100%
12050-12300 Hubbard (g)        Livonia, MI                           1981        Light Industrial    6.10     85,086        91%
38300 Plymouth                 Livonia, MI                           1997        Bulk Warehouse      6.95    127,800       100%
12707 Eckles Road              Plymouth, MI                          1990        Light Industrial    2.62     42,300       100%
9300-9328 Harrison Rd.         Romulus, MI                           1978        Light Industrial    2.53     29,286        75%
9330-9358 Harrison Rd.         Romulus, MI                           1978        Light Industrial    2.53     29,280        75%
28420-28448 Highland Rd        Romulus, MI                           1979        Light Industrial    2.53     29,280       100%
28450-28478 Highland Rd        Romulus, MI                           1979        Light Industrial    2.53     29,340       100%
28421-28449 Highland Rd        Romulus, MI                           1980        Light Industrial    2.53     29,285       100%
28451-28479 Highland Rd        Romulus, MI                           1980        Light Industrial    2.53     29,280        75%
28825-28909 Highland Rd        Romulus, MI                           1981        Light Industrial    2.53     29,284        56%
28933-29017 Highland Rd        Romulus, MI                           1982        Light Industrial    2.53     29,280        88%
28824-28908 Highland Rd        Romulus, MI                           1982        Light Industrial    2.53     29,280       100%
28932-29016 Highland Rd        Romulus, MI                           1982        Light Industrial    2.53     29,280       100%
9710-9734 Harrison Road        Romulus, MI                           1987        Light Industrial    2.22     25,925         0%
9740-9772 Harrison Road        Romulus, MI                           1987        Light Industrial    2.53     29,548       100%
9840-9868 Harrison Road        Romulus, MI                           1987        Light Industrial    2.53     29,280       100%
9800-9824 Harrison Road        Romulus, MI                           1987        Light Industrial    2.22     25,620       100%
29265-29285 Airport Drive      Romulus, MI                           1983        Light Industrial    2.05     23,707       100%
29185-29225 Airport Drive      Romulus, MI                           1983        Light Industrial    3.17     36,658       100%
29149-29165 Airport Drive      Romulus, MI                           1984        Light Industrial    2.89     33,440       100%
29101-29115 Airport Drive      Romulus, MI                           1985        R&D/Flex            2.53     29,287        83%
29031-29045 Airport Drive      Romulus, MI                           1985        Light Industrial    2.53     29,280       100%
29050-29062 Airport Drive      Romulus, MI                           1986        Light Industrial    2.22     25,837        86%
29120-29134 Airport Drive      Romulus, MI                           1986        Light Industrial    2.53     29,282       100%
29200-29214 Airport Drive      Romulus, MI                           1985        Light Industrial    2.53     29,282       100%
9301-9339 Middlebelt Road      Romulus, MI                           1983        R&D/Flex            1.29     15,173        75%
26980 Trolley Industrial
Drive                          Taylor, MI                            1997        Bulk Warehouse      5.43    102,400       100%
32975 Capitol Avenue           Livonia, MI                           1978        R&D/Flex            0.99     18,465       100%
2725 S. Industrial Highway     Ann Arbor, MI                         1997        Light Industrial    2.63     37,875        23%
32920 Capitol Avenue           Livonia, MI                           1973        Reg. Warehouse      0.47      8,000       100%
11862 Brookfield Avenue        Livonia, MI                           1972        Light Industrial    0.92     14,600       100%
11923 Brookfield Avenue        Livonia, MI                           1973        Light Industrial    0.76     14,600       100%
11965 Brookfield Avenue        Livonia, MI                           1973        Light Industrial    0.88     14,600       100%
13405 Stark Road               Livonia, MI                           1980        Light Industrial    0.65      9,750         0%
1170 Chicago Road              Troy, MI                              1983        Light Industrial    1.73     21,500       100%
1200 Chicago Road              Troy, MI                              1984        Light Industrial    1.73     26,210       100%
450 Robbins Drive              Troy, MI                              1976        Light Industrial    1.38     19,050       100%
1230 Chicago Road              Troy, MI                              1996        Reg. Warehouse      2.10     30,120       100%
12886 Westmore Avenue          Livonia, MI                           1981        Light Industrial    1.01     18,000       100%
12898 Westmore Avenue          Livonia, MI                           1981        Light Industrial    1.01     18,000         0%
33025 Industrial Road          Livonia, MI                           1980        Light Industrial    1.02      6,250       100%
47711 Clipper Street           Plymouth Twsp, MI                     1996        Reg. Warehouse      2.27     36,926       100%
32975 Industrial Road          Livonia, MI                           1984        Light Industrial    1.19     21,000       100%
32985 Industrial Road          Livonia, MI                           1985        Light Industrial    0.85     12,040       100%
32995 Industrial Road          Livonia, MI                           1983        Light Industrial    1.11     14,280       100%
12874 Westmore Avenue          Livonia, MI                           1984        Light Industrial    1.01     16,000       100%
33067 Industrial Road          Livonia, MI                           1984        Light Industrial    1.11     18,640         0%
1775 Bellingham                Troy, MI                              1987        R&D/Flex            1.88     28,900       100%
1785 East Maple                Troy, MI                              1985        Light Industrial    0.80     10,200       100%
1807 East Maple                Troy, MI                              1984        R&D/Flex            2.15     28,100       100%
980 Chicago Road               Troy, MI                              1985        Light Industrial    1.09     14,280       100%
1840 Enterprise Drive          Rochester Hills,
                                MI                                   1990        R&D/Flex            2.42     33,240        42%
1885 Enterprise Drive          Rochester Hills,
                                MI                                   1990        Light Industrial    1.47     19,604       100%
1935-55 Enterprise Drive       Rochester Hills,
                                MI                                   1990        R&D/Flex            4.54     53,400       100%
5500 Enterprise Court          Warren, MI                            1989        R&D/Flex            3.93     53,900       100%
750 Chicago Road               Troy, MI                              1986        Light Industrial    1.54     26,709         0%
800 Chicago Road               Troy, MI                              1985        Light Industrial    1.48     24,340       100%

                                    LOCATION                      YEAR BUILT -                    LAND AREA           OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES     RENOVATED      BUILDING TYPE    (ACRES)     GLA      12/31/03
       ----------------            ----------     ------------ ----------------- ---------------- ---------    ---    ------------
DETROIT (CONT.)
850 Chicago Road               Troy, MI                              1984        Light Industrial    0.97      16,049      100%
2805 S. Industrial Highway     Ann Arbor, MI                         1990        R&D/Flex            1.70      24,458       90%
6833 Center Drive              Sterling Heights,
                                MI                                   1998        Reg. Warehouse      4.42      66,132      100%
32201 North Avis Drive         Madison Heights,
                                MI                                   1974        R&D/Flex            4.19      50,000      100%
1100 East Mandoline Road       Madison Heights,
                                MI                                   1967        Bulk Warehouse      8.19     117,903       65%
30081 Stephenson Highway       Madison Heights,
                                MI                                   1967        Light Industrial    2.50      50,750      100%
1120 John A. Papalas Drive (h) Lincoln Park, MI                      1985        Light Industrial   10.30     120,410      100%
4872 S. Lapeer Road            Lake Orion Twsp,
                                MI                                   1999        Bulk Warehouse      9.58     125,605      100%
775 James L. Hart Parkway      Ypsilanti, MI                         1999        Reg. Warehouse      7.65      55,535      100%
1400 Allen Drive               Troy, MI                              1979        Reg. Warehouse      1.98      27,280      100%
1408 Allen Drive               Troy, MI                              1979        Light Industrial    1.44      19,704      100%
1305 Stephenson Hwy            Troy, MI                              1979        Reg. Warehouse      3.42      47,000      100%
32505 Industrial Drive         Madison Heights,
                                MI                                   1979        Light Industrial    3.07      47,013        0%
1799-1813 Northfield Drive (g) Rochester Hills,
                                MI                                   1980        Light Industrial    4.22      67,360       69%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                   3,659,043       91%
                                                                                                            ---------      ---

GRAND RAPIDS
5050 Kendrick Court SE         Grand Rapids, MI                      1988        Manufacturing      26.94     413,500      100%
5015 52nd Street SE            Grand Rapids, MI                      1987        Light Industrial    4.50      61,250      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                     474,750      100%
                                                                                                            ---------      ---

HOUSTON
2102-2314 Edwards Street       Houston, TX                           1961        Bulk Warehouse      5.02     115,248      100%
4545 Eastpark Drive            Houston, TX                           1972        Reg. Warehouse      3.80      81,295      100%
3351 Rauch Street              Houston, TX                           1970        Reg. Warehouse      4.04      82,500      100%
3851 Yale Street               Houston, TX                           1971        Bulk Warehouse      5.77     132,554       67%
3337-3347 Rauch Street         Houston, TX                           1970        Reg. Warehouse      2.29      53,425      100%
8505 North Loop East           Houston, TX                           1981        Bulk Warehouse      4.99     107,769      100%
4749-4799 Eastpark Dr.         Houston, TX                           1979        Bulk Warehouse      7.75     182,563       79%
4851 Homestead Road            Houston, TX                           1973        Bulk Warehouse      3.63     142,250       85%
3365-3385 Rauch Street         Houston, TX                           1970        Reg. Warehouse      3.31      82,140       83%
5050 Campbell Road             Houston, TX                           1970        Bulk Warehouse      6.10     121,875       66%
4300 Pine Timbers              Houston, TX                           1980        Bulk Warehouse      4.76     113,400       58%
7901 Blankenship               Houston, TX                           1972        Light Industrial    2.17      48,000        0%
2500-2530 Fairway Park         Houston, TX                           1974        Bulk Warehouse      8.72     213,638      100%
6550 Longpointe                Houston, TX                           1980        Bulk Warehouse      4.13      97,700       76%
1815 Turning Basin Drive       Houston, TX                           1980        Bulk Warehouse      6.34     139,630      100%
1819 Turning Basin Drive       Houston, TX                           1980        Light Industrial    2.85      65,494      100%
1805 Turning Basin Drive       Houston, TX                           1980        Bulk Warehouse      7.60     155,250      100%
7000 Empire Drive              Houston, TX                           1980        R&D/Flex            6.25      95,073       85%
9777 West Gulfbank Drive       Houston, TX                           1980        Light Industrial   15.45     252,242       90%
9835 A Genard Road             Houston, TX                           1980        Bulk Warehouse     39.20     417,350       72%
9835 B Genard Road             Houston, TX                           1980        Reg. Warehouse      6.40      66,600      100%
10161 Harwin Drive             Houston, TX                        1979/1981      R&D/Flex            5.27      73,052       77%
10165 Harwin Drive             Houston, TX                        1979/1981      R&D/Flex            2.31      33,238       39%
10175 Harwin Drive             Houston, TX                        1979/1981      Light Industrial    2.85      39,475       93%
10325-10415 Landsbury
  Drive (h)                    Houston, TX                           1982        Light Industrial  265.00     131,000       90%
8705 City Park Loop            Houston, TX                           1982        Bulk Warehouse      7.06     191,537      100%
15340 Vantage Parkway          Houston, TX                           1984        R&D/Flex            1.70      20,000      100%
15431 Vantage PArkway          Houston, TX                           1981        Light Industrial    2.50      56,700      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                 AVERAGE                    3,310,998       85%
                                                                                                            ---------      ---

INDIANAPOLIS
2400 North Shadeland           Indianapolis, IN                      1970        Reg. Warehouse      2.45      40,000       50%
2402 North Shadeland           Indianapolis, IN                      1970        Bulk Warehouse      7.55     121,539      100%
7901 West 21st Street          Indianapolis, IN                      1985        Bulk Warehouse     12.00     353,000      100%
1445 Brookville Way            Indianapolis, IN                      1989        Bulk Warehouse      8.79     115,200       73%
1440 Brookville Way            Indianapolis, IN                      1990        Bulk Warehouse      9.64     166,400      100%
1240 Brookville Way            Indianapolis, IN                      1990        Light Industrial    3.50      63,000      100%
1220 Brookville Way            Indianapolis, IN                      1990        R&D/Flex            2.10      10,000      100%
1345 Brookville Way            Indianapolis, IN      (b)             1992        Bulk Warehouse      5.50     130,736       94%
1350 Brookville Way            Indianapolis, IN                      1994        Reg. Warehouse      2.87      38,460      100%
1341 Sadlier Circle
  East Drive                   Indianapolis, IN      (b)          1971/1992      Light Industrial    2.03      32,400        0%
1322-1438 Sadlier Circle
  East Dr                      Indianapolis, IN      (b)          1971/1992      Light Industrial    3.79      36,000       93%
1327-1441 Sadlier Circle
  East Dr                      Indianapolis, IN      (b)             1992        Light Industrial    5.50      54,000       87%
1304 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      Manufacturing       2.42      17,600      100%
1402 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1970/1992      Light Industrial    4.13      40,800       62%
1504 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      Manufacturing       4.14      54,000      100%
1311 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      R&D/Flex            1.78      13,200      100%
1365 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      Light Industrial    2.16      30,000      100%
1352-1354 Sadlier Circle E.
  Drive                        Indianapolis, IN      (b)          1970/1992      Light Industrial    3.50      44,000      100%
1335 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      R&D/Flex            1.20      20,000      100%
1327 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      Reg. Warehouse      1.20      12,800      100%
1425 Sadlier Circle East
  Drive                        Indianapolis, IN      (b)          1971/1992      R&D/Flex            2.49       5,000      100%
1230 Brookville Way            Indianapolis, IN                      1995        Reg. Warehouse      1.96      15,000      100%
6951 East 30th Street          Indianapolis, IN                      1995        Light Industrial    3.81      44,000       75%
6701 East 30th Street          Indianapolis, IN                      1995        Light Industrial    3.00       7,820      100%
6737 East 30th Street          Indianapolis, IN                      1995        Reg. Warehouse     11.01      87,500      100%
1225 Brookville Way            Indianapolis, IN                      1997        Light Industrial    1.00      10,000      100%
6555 East 30th Street          Indianapolis, IN                   1969/1981      Bulk Warehouse     22.00     331,826       92%

                                    LOCATION                      YEAR BUILT -                    LAND AREA           OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES    RENOVATED       BUILDING TYPE    (ACRES)     GLA      12/31/03
       ----------------            ----------     ------------ ----------------- ---------------- ---------    ---    ------------
INDIANAPOLIS
2432-2436 Shadeland            Indianapolis, IN                      1968        Light Industrial    4.57      70,560       88%
8402-8440 East 33rd Street     Indianapolis, IN                      1977        Light Industrial    4.70      55,200       66%
8520-8630 East 33rd Street     Indianapolis, IN                      1976        Light Industrial    5.30      81,000       44%
8710-8768 East 33rd Street     Indianapolis, IN                      1979        Light Industrial    4.70      43,200       70%
3316-3346 North Pagosa Court   Indianapolis, IN                      1977        Light Industrial    5.10      81,000       58%
3331 Raton Court               Indianapolis, IN                      1979        Light Industrial    2.80      35,000      100%
6751 East 30th Street          Indianapolis, IN                      1997        Bulk Warehouse      6.34     100,000      100%
6041 Guion Road                Indianapolis, IN                      1968        Light Industrial    2.80      40,000      100%
9210 East 146th Street         Noblesville, IN                       1978        Reg. Warehouse     11.91      23,950      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                   2,424,191       89%
                                                                                                            ---------      ---

LOS ANGELES
6407-6419 Alondra Blvd.        Paramount, CA                         1985        Light Industrial    0.90      16,392      100%
6423-6431 Alondra Blvd.        Paramount, CA                         1985        Light Industrial    0.76      13,765      100%
15101-15141 S. Figueroa        Los Angeles, CA                       1982        Reg. Warehouse      4.70     129,600       80%
 Street (g)

20816-18 Higgins Court         Torrance, CA                          1981        Light Industrial    0.35       7,300      100%
21136 South Wilmington Ave.    Carson, CA                            1989        Bulk Warehouse      6.02     115,702       93%
19914 Via Baron Way            Rancho Dominguez,    (a)              1973        Bulk Warehouse     11.69     234,800      100%
                                CA
2035 E. Vista Bella Way        Rancho Dominguez,    (c)              1972        Bulk Warehouse     14.15     230,000      100%
                               CA
14141 Alondra Blvd.            Sante Fe Springs,                     1969        Bulk Warehouse     23.90     396,095      100%
                                CA

12616 Yukon Ave.               Hawthorne, CA                         1987        Reg. Warehouse      1.89      43,676      100%
3355 El Segundo Blvd. (h)      Hawthorne, CA                         1959        Light Industrial    2.79      56,353      100%
12621 Cerise                   Hawthorne, CA                         1959        Light Industrial    1.11      27,000      100%
42374 Avenida Alvarado (h)     Temecula, CA                          1987        Reg. Warehouse      5.00     103,008      100%
333 Turnbull Canyon Road       City of Industry,
                                CA                                 1968/1985     Bulk Warehouse      6.61     116,000      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                 AVERAGE                    1,489,691       98%
                                                                                                            ---------      ---

LOUISVILLE
9001 Cane Run Road             Louisville, KY                        1998        Bulk Warehouse     39.60     212,500      100%
7700 Trade Port Drive          Louisville, KY                        2001        Bulk Warehouse     13.60     221,000      100%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                 AVERAGE                      433,500      100%
                                                                                                            ---------      ---

MILWAUKEE
6523 N. Sydney Place           Glendale, WI                          1978        Light Industrial    4.00      43,440      100%
8800 W. Bradley                Milwaukee, WI                         1982        Light Industrial    8.00      77,621      100%
4560 North 124th Street        Wauwatosa, WI                         1976        Light Industrial    1.31      25,000      100%
4410 80 North 132nd Street     Butler, WI                            1999        Bulk Warehouse      4.90     100,000       99%
                                                                                                            ---------      ---
                                                                                 SUBTOTAL OR
                                                                                  AVERAGE                     246,061      100%
                                                                                                            ---------      ---

MINNEAPOLIS/ST. PAUL
6507-6545 Cecilia Circle       Bloomington, MN                       1980        Manufacturing       9.65      74,118       84%
6201 West 111th Street         Bloomington, MN                       1987        Bulk Warehouse     37.00     424,866      100%
6403-6545 Cecilia Drive        Bloomington, MN                       1980        Light Industrial    9.65      87,560       93%
6925-6943 Washington Avenue    Edina, MN                             1972        Manufacturing       2.75      37,625       63%
6955-6973 Washington Avenue    Edina, MN                             1972        Manufacturing       2.25      31,189       73%
7251-7267 Washington Avenue    Edina, MN                             1972        Light Industrial    1.82      26,265       74%
7301-7325 Washington Avenue    Edina, MN                             1972        Light Industrial    1.92      27,297      100%
7101 Winnetka Avenue North     Brooklyn Park, MN                     1990        Bulk Warehouse     14.18     268,168       65%
7600 Golden Triangle Drive     Eden Prairie, MN                      1989        R&D/Flex            6.79      74,148      100%
9901 West 74th Street          Eden Prairie, MN                     1983/88      Reg. Warehouse      8.86     153,813      100%
12220-12222 Nicollet Avenue    Burnsville, MN                       1989/90      Light Industrial    1.80      17,116      100%
12250-12268 Nicollet Avenue    Burnsville, MN                       1989/90      Light Industrial    4.30      42,365      100%
12224-12226 Nicollet Avenue    Burnsville, MN                       1989/90      R&D/Flex            2.40      23,300       43%
980 Lone Oak Road              Eagan, MN                             1992        Reg. Warehouse     11.40     154,950       74%
990 Lone Oak Road              Eagan, MN                             1989        Reg. Warehouse     11.41     153,607       94%
1030 Lone Oak Road             Eagan, MN                             1988        Light Industrial    6.30      83,076       91%
1060 Lone Oak Road             Eagan, MN                             1988        Light Industrial    6.50      82,728      100%
5400 Nathan Lane               Plymouth, MN                          1990        Light Industrial    5.70      72,089      100%
10120 W. 76th Street           Eden Prairie, MN                      1987        Light Industrial    4.52      59,030      100%
7615 Golden Triangle           Eden Prairie, MN                      1987        Light Industrial    4.61      52,816      100%
7625 Golden Triangle Drive     Eden Prairie, MN                      1987        Light Industrial    4.61      73,168       76%
2605 Fernbrook Lane North      Plymouth, MN                          1987        R&D/Flex            6.37      80,766      100%
12155 Nicollet Avenue          Burnsville, MN                        1995        Reg. Warehouse      5.80      48,000      100%
73rd Avenue North              Brooklyn Park, MN                     1995        R&D/Flex            4.46      59,782       57%
1905 W. Country Road C         Roseville, MN                         1993        R&D/Flex            4.60      47,735       70%
2720 Arthur Street             Roseville, MN                         1995        R&D/Flex            6.06      74,337       74%
10205 51st Avenue North        Plymouth, MN                          1990        Reg. Warehouse      2.00      30,476        0%
4100 Peavey Road               Chaska, MN                            1988        Manufacturing       8.27      78,029       80%
11300 Hampshire Ave. South     Bloomington, MN                       1983        Bulk Warehouse      9.94     145,210      100%
375 Rivertown Drive            Woodbury, MN                          1996        Bulk Warehouse     11.33     251,968      100%
5205 Highway 169               Plymouth, MN                          1960        Light Industrial    7.92      98,844       83%
6451-6595 Citywest Parkway     Eden Prairie, MN                      1984        R&D/Flex            6.98      82,769       93%
7500-7546 Washington Square    Eden Prairie, MN                      1975        Light Industrial    5.40      46,285       63%
7550-7558 Washington Square    Eden Prairie, MN                      1975        Light Industrial    2.70      31,839      100%
5240-5300 Valley Ind. Blvd S   Shakopee, MN                          1973        Light Industrial    9.06      80,001       41%
7125 Northland Terrace         Brooklyn Park, MN                     1996        R&D/Flex            5.89      79,958      100%
6900 Shady Oak Road            Eden Prairie,  MN                     1980        R&D/Flex            4.60      49,190      100%
6477-6525 City West Parkway    Eden Prairie, MN                      1984        R&D/Flex            7.00      89,229       84%
1157 Valley Park Drive         Shakopee, MN                          1997        Bulk Warehouse      9.97     126,120       95%

                                   LOCATION                  YEAR BUILT-                    LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS              CITY/STATE    ENCUMBRANCES  RENOVATED    BUILDING TYPE     (ACRES)     GLA        12/31/03
    ----------------              ----------    ------------ ----------    -------------     -------     ---      ------------
MINNEAPOLIS/ST. PAUL (CONT.)
500-530 Kasota Avenue SE      Minneapolis, MN                  1976       Manufacturing         4.47     89,161        80%
770-786 Kasota Avenue SE      Minneapolis, MN                  1976       Manufacturing         3.16     56,388       100%
800 Kasota Avenue SE          Minneapolis, MN                  1976       Manufacturing         4.10    100,250       100%
2530-2570 Kasota Avenue       St. Paul, MN                     1976       Manufacturing         4.56     75,426        64%
7100-7198 Shady Oak Road      Eden Prairie,  MN              1982/2002    Light Industrial     14.44    120,541        83%
                                                                                                      ---------        --
                                                                          SUBTOTAL OR
                                                                           AVERAGE                    3,961,598        87%
                                                                                                      ---------        --
NASHVILLE
3099 Barry Drive              Portland, TN                     1995       Manufacturing         6.20    109,058         0%
3150 Barry Drive              Portland, TN                     1993       Bulk Warehouse       26.32    268,253       100%
5599 Highway 31 West          Portland, TN                     1995       Bulk Warehouse       20.00    161,500        62%
1650 Elm Hill Pike            Nashville, TN                    1984       Light Industrial      3.46     41,228        91%
1102 Appleton Drive           Nashville, TN                    1984       Light Industrial      1.73     28,022       100%
1931 Air Lane Drive           Nashville, TN                    1984       Light Industrial     10.11     87,549        81%
470 Metroplex Drive (g)       Nashville, TN                    1986       Light Industrial      8.11    102,040        97%
1150 Antiock Pike             Nashville, TN                    1987       Bulk Warehouse        9.83    146,055        60%
4640 Cummings Park            Nashville, TN                    1986       Bulk Warehouse       14.69    100,000        81%
556 Metroplex Drive           Nashville, TN                    1983       Light Industrial      3.66     43,026       100%
7600 Eastgate Blvd.           Lebanon, TN                      2002       Bulk Warehouse       22.10    423,500       100%
                                                                                                      ---------        --
                                                                          SUBTOTAL OR
                                                                           AVERAGE                    1,510,231        82%
                                                                                                      ---------        --
NORTHERN NEW JERSEY
9 Princess Road               Lawrenceville, NJ                1985       R&D/Flex              2.36     24,375        92%
11 Princess Road              Lawrenceville, NJ                1985       R&D/Flex              5.33     55,000       100%
15 Princess Road              Lawrenceville, NJ                1986       R&D/Flex              2.00     20,625       100%
17 Princess Road              Lawrenceville, NJ                1986       R&D/Flex              1.82     18,750       100%
220 Hanover Avenue            Hanover, NJ                      1987       Bulk Warehouse       29.27    158,242       100%
25 World's Fair Drive         Franklin, NJ                     1986       R&D/Flex              1.81     20,000       100%
14 World's Fair Drive         Franklin, NJ                     1980       R&D/Flex              4.53     60,000        92%
18 World's Fair Drive         Franklin, NJ                     1982       R&D/Flex              1.06     13,000       100%
23 World's Fair Drive         Franklin, NJ                     1982       Light Industrial      1.20     16,000       100%
12 World's Fair Drive         Franklin, NJ                     1981       Light Industrial      3.85     65,000       100%
49 Napoleon Court             Franklin, NJ                     1982       Light Industrial      2.06     32,500         0%
22 World's Fair Drive         Franklin, NJ                     1983       Light Industrial      3.52     50,000       100%
26 World's Fair Drive         Franklin, NJ                     1984       Light Industrial      3.41     47,000       100%
24 World's Fair Drive         Franklin, NJ                     1984       Light Industrial      3.45     47,000       100%
20 World's Fair
  Drive Lot 13                Sumerset, NJ                     1999       R&D/Flex              4.25     30,000        83%
10 New Maple Road             Pine Brook, NJ                 1973/1999    Bulk Warehouse       18.13    265,376        88%
60 Chapin Road                Pine Brook, NJ                 1977/2000    Bulk Warehouse       13.61    259,230       100%
45 Route 46                   Pine Brook, NJ                 1974/1987    Light Industrial      6.54     84,284        89%
43 Route 46                   Pine Brook, NJ                 1974/1987    Light Industrial      2.48     37,268        82%
39 Route 46                   Pine Brook, NJ                   1970       R&D/Flex              1.64     22,285       100%
26 Chapin Road                Pine Brook, NJ                   1983       Light Industrial      5.15     76,287        82%
30 Chapin Road                Pine Brook, NJ                   1983       Light Industrial      5.15     75,688        94%
20 Hook Mountain Road         Pine Brook, NJ                 1972/1984    Bulk Warehouse       14.02    213,991        96%
30 Hook Mountain Road         Pine Brook, NJ                 1972/1987    Light Industrial      3.36     51,570       100%
55 Route 46                   Pine Brook, NJ                 1978/1994    R&D/Flex              2.13     24,051        72%
16 Chapin Road                Pine Brook, NJ                   1987       R&D/Flex              4.61     68,358        75%
20 Chapin Road                Pine Brook, NJ                   1987       R&D/Flex              5.69     84,601        82%
Sayreville Lot 4              Sayreville, NJ                   2001       Light Industrial      6.88     62,400       100%
400 Raritan Center
  Parkway                     Edison, NJ                       1983       Light Industrial      7.16     81,190       100%
300 Columbus Circle           Edison, NJ                       1983       R&D/Flex              9.38    123,029        89%
400 Apgar                     Franklin Twnship,                1987       Bulk Warehouse       14.34    111,824       100%
                              NJ
500 Apgar                     Franklin Twnship,                1987       Reg. Warehouse        5.00     58,585       100%
                              NJ
201 Circle Dr. North          Piscataway, NJ                   1987       Bulk Warehouse        5.24    113,738       100%
1 Pearl Ct.                   Allendale, NJ                    1978       Light Industrial      3.00     46,400       100%
2 Pearl Ct.                   Allendale, NJ                    1979       Light Industrial      3.00     39,170       100%
3 Pearl Ct.                   Allendale, NJ                    1978       Light Industrial      3.00     40,650        63%
4 Pearl Ct.                   Allendale, NJ                    1979       Light Industrial      3.00     41,227        50%
5 Pearl Ct.                   Allendale, NJ                    1977       Light Industrial      3.00     37,343       100%
59 Route 17                   Allendale, NJ                    1979       Light Industrial      5.90     60,000       100%
Sayreville Lot 3              Sayreville, NJ                   2002       Light Industrial      7.43     62,400        92%
                                                                                                      ---------        --
                                                                          SUBTOTAL OR
                                                                           AVERAGE                    2,798,437        92%
                                                                                                      ---------        --
PHILADELPHIA
90 Southland Drive            Bethlehem, PA                  1989/1996    Reg. Warehouse        6.79     97,448       100%
                                                                          SUBTOTAL OR                 ---------       ---
                                                                           AVERAGE                       97,448       100%
                                                                                                      ---------        --
PHOENIX
1045 South Edward Drive       Tempe, AZ                        1976       Light Industrial      2.12     38,560       100%
46 n. 49th Ave.               Phoenix, AZ                      1986       Reg. Warehouse        5.16     82,288         0%
240 N. 48th Avenue            Phoenix, AZ                      1977       Reg. Warehouse        4.46     83,200       100%
54 N. 48th Avenue             Phoenix, AZ                      1977       Light Industrial      1.11     20,736       100%
64 N. 48th Avenue             Phoenix, AZ                      1977       Light Industrial      1.43     17,280       100%
236 N. 48th Avenue            Phoenix, AZ                      1977       Light Industrial      0.93     11,520       100%
10 S. 48th Avenue             Phoenix, AZ                      1977       Reg. Warehouse        4.64     86,400        75%
135 E. Watkins Street         Phoenix, AZ                      1977       Reg. Warehouse        3.08     56,685       100%

F

                                   LOCATION                  YEAR BUILT-                    LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS              CITY/STATE    ENCUMBRANCES  RENOVATED     BUILDING TYPE    (ACRES)     GLA        12/31/03
------------------------      ----------------- ------------ -----------  ----------------  --------- ----------  -----------
PHOENIX (CONT.)
230 N. 48th Avenue            Phoenix, AZ                       1977      Light Industrial       1.30     24,192     100%
                                                                                                      ----------     ----
                                                                          SUBTOTAL OR
                                                                           AVERAGE                       420,861      75%
                                                                                                      ----------     ----
SALT LAKE CITY

2255 South 300 West (k)       Salt Lake City,                   1980      Light Industrial       4.56    103,018      95%
                              UT
512 Lawndale Drive (l)        Salt Lake City,                   1981      Light Industrial      35.00    386,544      84%
                              UT
1270 West 2320 South          West Valley, UT                 1986/92     R&D/Flex               1.49     13,025      81%
1275 West 2240 South          West Valley, UT                 1986/92     R&D/Flex               2.06     38,227     100%
1288 West 2240 South          West Valley, UT                 1986/92     R&D/Flex               0.97     13,300      36%
2235 South 1300 West          West Valley, UT                 1986/92     Light Industrial       1.22     19,000     100%
1293 West 2200 South          West Valley, UT                 1986/92     R&D/Flex               0.86     13,300     100%
1279 West 2200 South          West Valley, UT                 1986/92     R&D/Flex               0.91     13,300      88%
1272 West 2240 South          West Valley, UT                 1986/92     Light Industrial       3.07     34,870     100%
1149 West 2240 South          West Valley, UT                 1986/92     Light Industrial       1.71     21,250     100%
1142 West 2320 South          West Valley, UT                1987/1997    Light Industrial       1.52     17,500     100%
1152 West 2240 South          West Valley, UT                   1999      R&D/Flex              13.56     55,785      57%
369 Orange Street             Salt Lake City,
                              UT                                1980      Bulk Warehouse         6.29    136,000     100%
1330 W. 3300 South
  Avenue                      Ogden, UT                         1982      Bulk Warehouse        30.75    188,568     100%
                                                                                                      ----------     ----
                                                                          SUBTOTAL OR
                                                                           AVERAGE                     1,053,687      90%
                                                                                                      ----------     ----
SAN DIEGO
9163 Siempre Viva Road        San Diego, CA                     1989      Reg. Warehouse         1.72     34,116     100%
9295 Siempre Viva Road        San Diego, CA                     1989      Reg. Warehouse         1.79     35,557     100%
9255 Customhouse Plaza        San Diego, CA                     1989      Bulk Warehouse        14.85    295,240      84%
9375 Customhouse Plaza        San Diego, CA                     1989      Reg. Warehouse         1.46     30,944      91%
9465 Customhouse Plaza        San Diego, CA                     1989      Reg. Warehouse         1.46     30,944      84%
9485 Customhouse Plaza        San Diego, CA                     1989      Bulk Warehouse         4.85    102,520      96%
2675 Customhouse Plaza        San Diego, CA                     1989      Reg. Warehouse         2.24     47,980     100%
                                                                                                      ----------     ----
                                                                          SUBTOTAL OR
                                                                           AVERAGE                       577,301      90%
                                                                                                      ----------     ----

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.          Cherry Hill, NJ                 1963/85     Light Industrial       2.10     58,139     100%
2 Springdale Road             Cherry Hill, NJ                   1968      Light Industrial       1.44     21,008      74%
4 Springdale Road (g)         Cherry Hill, NJ                 1963/85     Light Industrial       3.02     58,189     100%
8 Springdale Road             Cherry Hill, NJ                   1966      Light Industrial       3.02     45,054     100%
2050 Springdale Road          Cherry Hill, NJ                   1965      Light Industrial       3.40     51,060     100%
16 Springdale Road            Cherry Hill, NJ                   1967      Light Industrial       5.30     48,922     100%
5 Esterbrook Lane             Cherry Hill, NJ                 1966/88     Reg. Warehouse         5.45     39,167     100%
2 Pin Oak Lane                Cherry Hill, NJ                   1968      Light Industrial       4.45     51,230     100%
6 Esterbrook Lane             Cherry Hill, NJ                   1966      Light Industrial       3.96     32,914     100%
28 Springdale Road            Cherry Hill, NJ                   1967      Light Industrial       2.93     38,949     100%
3 Esterbrook Lane             Cherry Hill, NJ                   1968      Light Industrial       2.15     32,844     100%
4 Esterbrook Lane             Cherry Hill, NJ                   1969      Light Industrial       3.42     39,266     100%
26 Springdale Road            Cherry Hill, NJ                   1968      Light Industrial       3.25     29,492     100%
1 Keystone Ave.               Cherry Hill, NJ                   1969      Light Industrial       4.15     60,983     100%
21 Olnev Ave.                 Cherry Hill, NJ                   1969      Manufacturing          1.75     22,738     100%
19 Olnev Ave.                 Cherry Hill, NJ                   1971      Light Industrial       4.36     53,962     100%
2 Keystone Ave.               Cherry Hill, NJ                   1970      Light Industrial       3.47     50,922     100%
18 Olnev Ave.                 Cherry Hill, NJ                   1974      Light Industrial       8.85     62,542     100%
2030 Springdale Road          Cherry Hill, NJ                   1977      Light Industrial       6.24     88,872     100%
55 Carnegie Drive             Cherry Hill, NJ                   1988      Reg. Warehouse        15.20     90,804       0%
111 Whittendale Drive         Morrestown, NJ                 1991/1996    Reg. Warehouse         5.00     79,329     100%
9 Whittendale Drive           Morrestown, NJ                    2000      Light Industrial       5.51     52,800     100%
7860-7870 Airport             Pennsauken, NJ                    1968      R&D/Flex               1.51     23,050     100%
7100 Airport                  Pennsauken, NJ                    1963      R&D/Flex               0.47     10,300     100%
7020-24 Kaighn                Pennsauken, NJ                    1962      R&D/Flex               1.08     12,000     100%
7110-7112 Airport             Pennsauken, NJ                    1963      R&D/Flex               1.17     14,400     100%
                                                                                                      ----------     ----
                                                                          SUBTOTAL OR
                                                                           AVERAGE                     1,168,936      92%
                                                                                                      ----------     ----
ST. LOUIS
2121 Chapin Industrial
  Drive                       Vinita Park, MO                 1969/94     Bulk Warehouse        23.40    281,105      96%
10431-10449 Midwest           Olivette, MO                      1967      Light Industrial       2.40     55,125     100%
Industrial
10751 Midwest Industrial      Olivette, MO                      1965      Light Industrial       1.70     44,100     100%
Blvd.
6951 N. Hanley (g)            Hazelwood, MO                     1965      Bulk Warehouse         9.50    129,614     100%
1037 Warson - Bldg A          St. Louis, MO                     1968      Light Industrial       4.00     64,143     100%
1037 Warson - Bldg B          St. Louis, MO                     1968      Light Industrial       4.00     97,154     100%
1037 Warson - Bldg C          St. Louis, MO                     1968      Light Industrial       4.00     79,252     100%
1037 Warson - Bldg D          St. Louis, MO                     1968      Light Industrial       4.00     92,081     100%
13701 Rider Trail North       Earth City, MO                    1985      Light Industrial       5.34     64,387      94%
4774 Park 36 Boulevard        St. Louis, MO                     2001      Bulk Warehouse         9.00    173,800     100%
                                                                                                      ----------     ----
                                                                          SUBTOTAL OR
                                                                           AVERAGE                     1,080,761      98%
                                                                                                      ----------     ----
TAMPA
6614 Adamo Drive              Tampa, FL                         1967      Reg. Warehouse         2.78     41,377     100%
6204 Benjamin Road            Tampa, FL                         1982      Light Industrial       4.16     60,975      79%
6206 Benjamin Road            Tampa, FL                         1983      Light Industrial       3.94     57,708     100%

                               LOCATION                  YEAR BUILT-                      LAND AREA              OCCUPANCY AT
     BUILDING ADDRESS         CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE        (ACRES)      GLA        12/31/03
     ----------------         ----------  ------------    ---------   -------------        -------      ---        --------
TAMPA (CONT.)
6302 Benjamin Road            Tampa, FL                     1983      R&D/Flex               2.03       29,747         90%
6304 Benjamin Road            Tampa, FL                     1984      R&D/Flex               2.04       29,845         84%
6306 Benjamin Road            Tampa, FL                     1984      Light Industrial       2.58       37,861        100%
6308 Benjamin Road            Tampa, FL                     1984      Light Industrial       3.22       47,256         53%
5313 Johns Road               Tampa, FL                     1991      R&D/Flex               1.36       25,690        100%
5602 Thompson Center Court    Tampa, FL                     1972      R&D/Flex               1.39       14,914         83%
5411 Johns Road               Tampa, FL                     1997      Light Industrial       1.98       30,204         83%
5525 Johns Road               Tampa, FL                     1993      R&D/Flex               1.46       24,139        100%
5607 Johns Road               Tampa, FL                     1991      R&D/Flex               1.34       13,500         33%
5709 Johns Road               Tampa, FL                     1990      Light Industrial       1.80       25,480        100%
5711 Johns Road               Tampa, FL                     1990      Light Industrial       1.80       25,455        100%
5453 West Waters Avenue       Tampa, FL                     1987      R&D/Flex               0.66        7,200        100%
5455 West Waters Avenue       Tampa, FL                     1987      R&D/Flex               2.97       32,424         24%
5553 West Waters Avenue       Tampa, FL                     1987      Light Industrial       2.97       32,424        100%
5501 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               1.53       15,870         90%
5503 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               0.68        7,060        100%
5555 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               2.31       23,947         85%
5557 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               0.57        5,860        100%
5903 Johns Road               Tampa, FL                     1987      Light Industrial       1.20       11,600        100%
5461 W. Waters Avenue         Tampa, FL                     1998      Light Industrial       1.84       21,778        100%
5471 W. Waters Avenue         Tampa, FL                     1999      R&D/Flex               2.00       23,778         83%
5505 Johns Road #7            Tampa, FL                     1999      Light Industrial       2.12       30,019        100%
5481 W. Waters Avenue         Tampa, FL                     1999      R&D/Flex               3.60       41,861        100%
5483 W. Waters Avenue         Tampa, FL                     1999      R&D/Flex               2.92       33,861        100%
5905 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               1.67       18,720        100%
5907 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               0.53        5,980        100%
5909 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               1.60       18,000         60%
5911 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               2.70       30,397         72%
5910 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               4.77       53,591         49%
5912 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               4.70       52,806         89%
4515-4519 George Road         Tampa, FL                     1985      Light Industrial       5.00       64,742         77%
6301 Benjamin Road            Tampa, FL                     1986      R&D/Flex               1.91       27,249         77%
5723 Benjamin Road            Tampa, FL                     1986      R&D/Flex               2.97       42,270        100%
6313 Benjamin Road            Tampa, FL                     1986      R&D/Flex               1.90       27,066        100%
5801 Benjamin Road            Tampa, FL                     1986      Light Industrial       3.83       54,550         91%
5802 Benjamin Road            Tampa, FL                     1986      R&D/Flex               4.06       57,705         66%
5925 Benjamin Road            Tampa, FL                     1986      R&D/Flex               2.05       29,109         64%
6202 Benjamin Road            Tampa, FL                     1981      R&D/Flex               2.04       30,145          0%
                                                                                                    ----------         --
                                                                      SUBTOTAL OR
                                                                       AVERAGE                       1,264,163         82%
                                                                                                    ----------         --
OTHER
2800 Airport Road (j)         Denton, TX                    1968      Manufacturing         29.91      222,403        100%
3501 Maple Street             Abilene, TX                   1980      Manufacturing         34.42      123,700          0%
4200 West Harry Street (h)    Wichita, KS                   1972      Bulk Warehouse        21.45      177,655        100%
6601 S. 33rd Street           McAllen, TX                   1975      Reg. Warehouse         3.31       50,000          0%
                                                                                                    ----------         --
                                                                      SUBTOTAL OR
                                                                      AVERAGE                          573,758         70%
                                                                                                    ----------         --
                                                                                  TOTAL             48,527,601         90%
                                                                                                    ==========         ==

(a) This property collateralizes a $5.6 million mortgage loan which matures on December 1, 2019.

(b) These properties collateralize a $5.4 million mortgage loan which matures on January 1, 2013.

(c) This property collateralizes a $5.8 million mortgage loan which matures on December 1, 2019.

(d) This property collateralizes a $2.1 million mortgage loan which matures on October 1, 2006.

(e) This property collateralizes a $16.8 million mortgage loan which matures on December 1, 2010.

(f) This property collateralizes a $4.9 million mortgage loan which matures on May 1, 2012.

(g)      Comprised of two properties.

(h)      Comprised of three properties.

(i)      Comprised of four properties.

(j)      Comprised of five properties.

(k)      Comprised of seven properties.

(l)      Comprised of 28 properties.

TENANT AND LEASE INFORMATION

         The Consolidated Operating Partnership has a diverse base of over 2,200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2003, approximately 90% of the GLA of the Consolidated Operating Partnership's properties was leased, and no single tenant or group of related tenants accounted for more than 1.3% of the Consolidated Operating Partnership's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.4% of the Consolidated Operating Partnership's total GLA as of December 31, 2003.

         The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership's properties as of December 31, 2003.

                                                                            ANNUAL BASE RENT
                     NUMBER OF                         PERCENTAGE OF         UNDER EXPIRING      PERCENTAGE OF TOTAL
    YEAR OF           LEASES              GLA              GLA                   LEASES            ANNUAL BASE RENT
 EXPIRATION (1)      EXPIRING         EXPIRING (2)       EXPIRING           (IN THOUSANDS)           EXPIRING (2)
--------------       -------          ------------     ------------         ----------------     -------------------
      2004              644            11,680,757        26.7%              $        48,488              25.5%
      2005              544             9,173,549        21.0%                       43,199              22.7%
      2006              422             6,971,402        16.0%                       34,020              17.9%
      2007              224             5,184,074        11.9%                       23,113              12.1%
      2008              219             4,382,977        10.0%                       17,848               9.4%
      2009               75             2,540,165         5.8%                       10,375               5.5%
      2010               43             2,075,003         4.8%                        6,890               3.6%
      2011               17               469,515         1.1%                        2,277               1.2%
      2012                8               185,501         0.4%                        1,117               0.6%
      2013               13               811,196         1.9%                        2,174               1.1%
   Thereafter             8               206,940         0.5%                          769               0.4%
                      -----            ----------       -----                ---------------            -----
     Total            2,217            43,681,079       100.0%               $       190,270            100.0%
                      =====            ==========       =====                ===============            =====

(1) Lease expirations as of December 31, 2003 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 4,846,522 aggregate square feet.

         The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2003, approximately 80% of the GLA of the Other Real Estate Partnerships' properties was leased, and no single tenant or group of related tenants accounted for more than 11.7% of the Other Real Estate Partnerships' rent revenues, nor did any single tenant or group of related tenants occupy more than 9.4% of the Other Real Estate Partnerships' total GLA as of December 31, 2003.

         The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships' properties as of December 31, 2003.

                                                                            ANNUAL BASE RENT
                     NUMBER OF                        PERCENTAGE OF          UNDER EXPIRING       PERCENTAGE OF TOTAL
    YEAR OF           LEASES              GLA             GLA                     LEASES           ANNUAL BASE RENT
 EXPIRATION (1)      EXPIRING         EXPIRING (2)      EXPIRING             (IN THOUSANDS)           EXPIRING (2)
--------------       -------          -----------     ------------          ----------------      ------------------
      2004              74              2,406,402        31.9%               $       10,233            31.1%
      2005              56              1,183,491        15.7%                        6,209            18.9%
      2006              50              1,346,448        17.9%                        6,861            20.9%
      2007              26                422,504         5.6%                        2,257             6.9%
      2008              26                796,350        10.6%                        3,324            10.1%
      2009              11                306,584         4.1%                          880             2.7%
      2010               7                143,419         1.9%                          754             2.3%
      2011               3                106,161         1.4%                          671             2.0%
      2012               1                 62,400         0.8%                          137             0.4%
      2013               2                768,661        10.2%                        1,571             4.8%
   Thereafter            1                      -         0.0%                            -             0.0%
                        ---             ---------       -----                --------------           -----
     Total              257             7,542,420       100.0%               $       32,897           100.0%
                        ===             =========       =====                ==============           =====

(1) Lease expirations as of December 31, 2003 assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 1,855,445 aggregate square feet.

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

         The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

                                  DISTRIBUTION
  QUARTER ENDED                     DECLARED
  -------------                     --------
December 31, 2003                  $  0.6850
September 30, 2003                 $  0.6850
June 30, 2003                      $  0.6850
March 31,2003                      $  0.6850
December 31, 2002                  $  0.6850
September 30, 2002                 $  0.6800
June 30, 2002                      $  0.6800
March 31,2002                      $  0.6800

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

         Subject to lock-up periods and certain adjustments, Units are convertible into common stock, $.01 par value, of the Company on a one-for-one basis or cash at the option of the Company.

ITEM 6. SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2003, 2002 and 2001 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements. The historical statements of operations for the years ended December 31, 2000 and 1999 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements except that the results of operations of properties that were sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 and the results of operations of properties that were classified as held for sale subsequent to December 31, 2001 are presented in discontinued operations if such properties met both of the following criteria:
(a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposition and (b) the Consolidated Operating Partnership will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2003, 2002, 2001, 2000 and 1999 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership's audited financial statements.

                                                                  Year             Year            Year        Year          Year
                                                                 Ended            Ended           Ended        Ended         Ended
                                                                12/31/03        12/31/02         12/31/01    12/31/00      12/31/99
                                                                --------        --------         --------    --------      --------
                                                                          (In thousands, except per share and property data)
STATEMENT OF OPERATIONS DATA:
    Total Revenues .........................................    $ 280,781       $ 260,906       $ 268,919    $ 275,748    $ 276,132
    Interest Income ........................................        1,698             121             265        1,970        1,030
    Property Expenses ......................................      (94,545)        (84,284)        (81,375)     (82,131)     (76,037)
    General and Administrative Expense .....................      (25,607)        (19,230)        (17,990)     (16,971)     (12,961)
    Interest Expense .......................................      (95,198)        (87,439)        (78,841)     (80,885)     (76,799)
    Amortization of Deferred Financing Costs ...............       (1,761)         (1,858)         (1,742)      (1,683)      (1,295)
    Depreciation and Other Amortization ....................      (70,478)        (57,464)        (52,835)     (48,124)     (50,805)
    Loss from Early Retirement of Debt (b) .................            -            (888)        (10,309)           -            -
    Valuation Provision on Real Estate (a) .................            -               -          (6,490)      (2,169)           -
    Equity in Income of Other Real Estate Partnerships .....       43,332          53,038          47,949       33,049       45,714
    Equity in Income (Loss) of Joint Ventures ..............          539             463            (791)         571          302
                                                                ---------       ---------       ---------    ---------    ---------
    Income from Continuing Operations ......................       38,761          63,365          66,760       79,375      105,281
    Income from Discontinued Operations (Including Gain on
       Sale of Real Estate of $74,428 and $33,439 for the
       Year Ended December 31, 2003 and 2002) (c) ..........       82,934          56,644          28,261       25,025       20,792
    Gain on Sale of Real Estate ............................        9,361          16,409          42,942       25,416       11,904
                                                                ---------       ---------       ---------    ---------    ---------
    Net Income .............................................      131,056         136,418         137,963      129,816      137,977
    Preferred Unit Distributions ...........................      (20,176)        (23,432)        (28,924)     (28,924)     (28,924)
    Redemption of Series B Preferred Units .................            -          (3,707)              -            -            -
                                                                ---------       ---------       ---------    ---------    ---------
    Net Income Available to Unitholders ....................    $ 110,880       $ 109,279       $ 109,039    $ 100,892    $ 109,053
                                                                =========       =========       =========    =========    =========
    Income from Continuing Operations Available to
       Unitholders Per Weighted Average Unit Share
       Outstanding:
           Basic ...........................................    $    0.62       $    1.15       $    1.76    $    1.67    $    1.96
                                                                =========       =========       =========    =========    =========
           Diluted .........................................    $    0.61       $    1.14       $    1.75    $    1.66    $    1.95
                                                                =========       =========       =========    =========    =========
    Net Income Available to Unitholders
       Per Weighted Average Unit Outstanding:
           Basic (e) .......................................    $    2.45       $    2.38       $    2.37    $    2.22    $    2.42
                                                                =========       =========       =========    =========    =========
           Diluted (e) .....................................    $    2.44       $    2.37       $    2.36    $    2.21    $    2.41
                                                                =========       =========       =========    =========    =========
    Distributions Per Unit .................................    $  2.7400       $  2.7250       $  2.6525    $  2.5175    $  2.4200
                                                                =========       =========       =========    =========    =========
    Weighted Average Number of Units
       Outstanding:
           Basic (e) .......................................       45,322          45,841          45,949       45,422       45,084
                                                                =========       =========       =========    =========    =========
           Diluted (e) .....................................       45,443          46,079          46,258       45,714       45,186
                                                                =========       =========       =========    =========    =========
    Net Income .............................................    $ 131,056       $ 136,418       $ 137,963    $ 129,816    $ 137,977
    Other Comprehensive Income (Loss):
       Cumulative Transition Adjustment ....................            -               -         (14,920)           -            -
       Settlement of Interest Rate Protection Agreements ...            -           1,772            (191)           -            -
       Mark-to-Market of Interest Rate Protection Agreements
        and Interest Rate Swap Agreements ..................         251            (126)           (231)           -            -
       Write-off of Unamortized Interest Rate Protection
         Agreements Due to Early Retirement of Debt ........            -               -           2,156            -            -
       Amortization of Interest Rate Protection
         Agreements ........................................          198             176             805            -            -
                                                                ---------       ---------       ---------    ---------    ---------
    Comprehensive Income ...................................    $ 131,505       $ 138,240       $ 125,582    $ 129,816    $ 137,977
                                                                =========       =========       =========    =========    =========

                                                          Year           Year          Year                 Year         Year
                                                          Ended         Ended          Ended               Ended         Ended
                                                        12/31/03       12/31/02       12/31/01            12/31/00     12/31/99
                                                        --------       --------       --------            --------     --------
                                                                   (In thousands, except per share and property data)
BALANCE SHEET DATA (END OF PEROID):
    Real Estate, Before Accumulated Depreciation ..    $  2,354,791  $  2,316,970   $  2,311,883        $  2,020,552  $  2,131,434
    Real Estate, After Accumulated Depreciation ...       2,059,103     2,055,595      2,082,590           1,838,072     1,952,141
    Real Estate Held for Sale, Net ................               -         7,040         28,702             190,379             -
    Investment in and Advances to Other Real Estate
        Partnerships ..............................         374,906       377,776        378,350             381,231       380,774
    Total Assets ..................................       2,633,262     2,585,805      2,580,652           2,539,407     2,443,987

    Mortgage Loans Payable, Net, Unsecured Lines of
       Credit and Senior Unsecured Debt, Net ......       1,451,269     1,402,069      1,277,722           1,180,023     1,105,747

    Total Liabilities .............................       1,570,195     1,525,587      1,400,727           1,329,576     1,228,637

    Partners' Capital .............................       1,063,067     1,060,218      1,179,925           1,209,831     1,215,350

OTHER DATA:
    Cash Flow From Operating Activities ...........    $     87,670  $    137,212   $    145,943        $    151,889  $    183,533
    Cash Flow From Investing Activities ...........          21,711        12,248        (80,193)            (85,152)      (15,798)
    Cash Flow From Financing Activities ...........        (109,381)     (149,460)       (69,394)            (63,115)     (181,659)

    Total Properties (d) ..........................             729           798            812                 865           868
    Total GLA, in Square Feet (d) .................      48,527,601    49,867,755     52,214,832          55,615,111    54,788,585
    Occupancy Percentage (d) ......................              90%           89%            91%                 95%           96%

(a) Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa and Grand Rapids, Michigan.

(b) On January 1, 2003, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standard's No. 145. "Recission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from the extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the year ended December 31, 2002 and 2001 to continuing operations. In 2002, the Consolidated Operating Partnership paid off and retired certain senior unsecured debt. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Consolidated Operating Partnership, paid off and retired certain mortgage loans and certain senior unsecured debt. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $10.3 million, which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

(c) On January 1, 2002, the Consolidated Operating Partnership adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

(d)      As of end of period and excludes properties under development.

(e) In accordance with FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the basic weighted average units outstanding for 2002, 2001, 2000 and 1999 have been adjusted to exclude restricted stock issued that has not vested. The diluted weighted average units outstanding for 2002, 2001 2000 and 1999 have been adjusted to exclude restricted stock issued that has not vested except for the impact of the dilution related to restricted stock outstanding. Due to these adjustments, basic and diluted earnings per unit available to unitholders for the years ended December 31, 2002, 2001, and 2000 exceeds the basic and diluted earnings per unit available to unitholders reported in 2002's Form 10-K by $.01 per unit, $.02 per unit, and $.02 per unit, respectively and $.01 per unit, for basic earnings per unit available to unitholders for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.6% ownership interest at December 31, 2003. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $250.0 million. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.4% interest in the Operating Partnership at December 31, 2003.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and FI Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties. The Consolidated Operating Partnership, through a wholly-owned limited liability company of which the Operating Partnership is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the "September 1999 Joint Venture"). During the year ended December 31, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Consolidated Operating Partnership through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "May 2003 Joint Venture") with an institutional investor to invest in industrial properties. As of December 31, 2003, the May 2003 Joint Venture did not own any industrial properties.

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

         As of December 31, 2003, the Consolidated Operating Partnership owned 729 in-service industrial properties, containing an aggregate of approximately
48.5 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2003, the Other Real Estate Partnerships owned 105 in-service industrial properties, containing an aggregate of approximately 9.4 million square feet of GLA. Of the 105 industrial properties owned by the Other Real Estate Partnerships at December 31, 2003, 19 are held by the Financing Partnership, 15 are held by the Securities Partnership, 15 are held by the Mortgage Partnership, 41 are held by the Pennsylvania Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

         Management believes the Consolidated Operating Partnership's financial condition and results of operations are, primarily, a function of the Consolidated Operating Partnership's performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

         The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership's revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing, either or both, occupancy rates and rental rates at the Consolidated Operating Partnership's properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership's properties (as discussed below), for the Consolidated Operating Partnership's distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership's properties or to maintain tenant recoveries and operating and certain expenses consistent with historical levels and proportions, the Consolidated Operating Partnership's revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership's tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership were unable to rent its properties on favorable terms, the Consolidated Operating Partnership's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

         The Consolidated Operating Partnership's revenue growth is also dependent, in part, on its ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income and tenant recoveries, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership's distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership's investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership may not be able to finance the acquisition and development opportunities it identifies. If the Company were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership's revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

         The Consolidated Operating Partnership also generates income from the sale of properties (including existing buildings, buildings which the Consolidated Operating Partnership has developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership is continually engaged in, and its income growth is dependent, in part, on systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Consolidated Operating Partnership's income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership's distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership's properties. Further, the Consolidated Operating Partnership's ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership were unable to sell properties on favorable terms, the Consolidated Operating

Partnership's income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

         Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, as well as borrowings under its $300 million unsecured line of credit (the "Unsecured Line of Credit"), to finance future acquisitions and developments. Nonetheless, access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership's financial condition and results of operations, as it impacts the Consolidated Operating Partnership's cost of capital and its ability, and cost, to refinance existing indebtedness as it matures and to fund future acquisitions and developments, if the Consolidated Operating Partnership chooses to do so, through the issuance of additional equity securities. The Company's ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company's capital stock and debt, the market's perception of the Company's growth potential, the Company's current and potential future earnings and cash distributions and the market price of the Company's capital stock. If the Company were unable to access external capital on favorable terms, the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

CRITICAL ACCOUNTING POLICIES

         The Consolidated Operating Partnership's significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements. The Consolidated Operating Partnership believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    - The Consolidated Operating Partnership maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Consolidated Operating Partnership's tenants to satisfy outstanding billings with the Consolidated Operating Partnership. The allowance for doubtful accounts is an estimate based on the Consolidated Operating Partnership's assessment of the creditworthiness of its tenants.

    - Properties are classified as held for sale when the Consolidated Operating Partnership has entered into a binding contract to sell such assets. When properties are classified as held for sale, the Consolidated Operating Partnership ceases depreciating the properties and estimates the values of such properties and measures them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will reclassify such property as held and used. The Consolidated Operating Partnership estimates the value of such property and measures it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

    - The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. The Consolidated Operating Partnership utilizes the guidelines established under Financial Accounting Standards Board's Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144") to determine if impairment conditions exist. The Consolidated Operating Partnership reviews the expected undiscounted cash flows of each property to determine if there are any indications of impairment. The review of anticipated cash flows involves assumptions of estimated occupancy and rental rates and ultimate residual value; accordingly, the anticipated cash flows may not ultimately be achieved.

    - The Consolidated Operating Partnership is engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), the Consolidated Operating Partnership is required to allocate purchase price between land, building, tenant improvements, leasing commissions, intangible assets and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The Consolidated Operating Partnership also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on the Consolidated Operating Partnership's assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

                              RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

         At December 31, 2003, the Consolidated Operating Partnership owned 729 in-service industrial properties with approximately 48.5 million square feet of GLA, compared to 798 in-service industrial properties with approximately 49.9 million square feet of GLA at December 31, 2002. During 2003, the Consolidated Operating Partnership acquired 62 industrial properties containing approximately
6.3 million square feet of GLA, completed development of 11 industrial totaling approximately 1.3 million square feet of GLA and sold 116 in-service industrial properties totaling approximately 6.0 million square feet of GLA, five out-of-service industrial properties and several land parcels. The Consolidated Operating Partnership also took 29 industrial properties out-of-service comprising approximately 3.3 million square feet of GLA, and placed in-service six industrial properties comprising approximately .5 million square feet of GLA. During the period between January 1, 2003 and December 31, 2003, the Consolidated Operating Partnership contributed two industrial properties comprising approximately .1 million square feet of GLA to First Industrial Harrisburg, L.P. and contributed one industrial property comprising approximately .1 million square feet of GLA to First Industrial Financing, L.P.

         The tables below summarize the Consolidated Operating Partnership's revenues, property expenses and depreciation and amortization by source. Same store properties are in-service properties owned prior to January 1, 2002. Acquired properties are in-service properties that were acquired subsequent to December 31, 2001. During 2003 and 2002, the Consolidated Operating Partnership acquired 129 industrial properties totaling approximately 10.5 million square feet of GLA at a total purchase price of $400.6 million. Sold properties are properties that were sold subsequent to December 31, 2001. During 2003 and 2002, the Consolidated Operating Partnership sold 217 industrial properties totaling approximately 15.3 million square feet of GLA and several land parcels for gross sales proceeds of $743.5 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2001. These properties are placed in-service as they reach stabilized occupancy. Other revenues are derived from the operations of the Consolidated Operating Partnership's maintenance company, fees earned from the Consolidated Operating Partnership's joint ventures, fees earned for developing properties for third properties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership's maintenance company and other miscellaneous expenses.

         The Consolidated Operating Partnership's future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The future revenues and expenses may vary materially from historical rates.

         In 2003, the Consolidated Operating Partnership's revenues were impacted by a soft leasing market attributable to a weak economy. For the five years ended December 31, 2003, industrial properties in the United States recorded occupancy rates ranging from 88.4% to 93.4%, with an occupancy rate of 88.4% at December 31, 2003, and rental rate growth ranging from (4.1%) to 9.8%, with an annual rental rate growth rate of (4.0%) for 2003.* At December 31, 2003 and 2002, the occupancy rates of the Consolidated Operating Partnership's in-service properties were 88.4% and 88.8%, respectively.

         Revenues from same store properties decreased $7.6 million, or 3.3% due primarily to a decrease in occupancy and rental rates on new leases. Revenues from acquired properties increased $19.9 million, or 233.4% due to properties acquired subsequent to December 31, 2001. Revenues from sold properties decreased $32.0 million, or 59.4% due to properties sold subsequent to December 31, 2001.


---------
* Source: Torto Wheaton Research

                                   2003         2002      $ CHANGE    % CHANGE
                                ---------    ---------    ---------   ---------
REVENUES ($ in 000's)
Same Store Properties ........  $ 224,338    $ 231,904    $  (7,566)       -3.3%
Acquired Properties ..........     28,445        8,531       19,914       233.4%
Sold Properties...............     21,911       53,908      (31,997)      -59.4%
Properties Not Placed
  in-service .................     16,586        6,491       10,095       155.5%
Other ........................      8,179        6,543        1,636        25.0%
                                ---------    ---------    ---------   ---------
                                  299,459      307,377       (7,918)       -2.6%

Discontinued Operations.......    (18,678)     (46,471)      27,793       -59.8%
                                ---------    ---------    ---------   ---------
      Total Revenues .........  $ 280,781    $ 260,906    $  19,875         7.6%
                                =========    =========    =========   =========

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $10.3 million or 12.2%. The increase in property expenses from same store properties is due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. Due to a harsh winter in many of the Operating Partnership's markets in 2003, the Operating Partnership experienced an increase in repairs and maintenance due primarily to an increase in snow removal, as well as an increase in utilities usage and utility rates. The increase in insurance expense is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Operating Partnerships' markets. Property expenses from acquired properties increased by $5.5 million, or 295.7% due to properties acquired subsequent to December 31, 2001. Property expenses from sold properties decreased by $10.1 million, or (57.8%) due to properties sold subsequent to December 31, 2001.

                                                          2003          2002         $ Change       % Change
                                                       ---------      ---------      ---------       --------
PROPERTY EXPENSES ($ in 000's)
Same Store Properties ......................           $  74,610      $  72,954      $   1,656           2.3%
Acquired Properties ........................               7,305          1,846          5,459         295.7%
Sold Properties.............................               7,369         17,457        (10,088)        -57.8%
Properties Not Placed in-service............               6,588          2,235          4,353         194.8%
Other.......................................               5,007          3,856          1,151          29.8%
                                                       ---------      ---------      ---------       -------
                                                         100,879         98,348          2,531           2.6%

Discontinued Operations.....................              (6,334)       (14,064)         7,730         -55.0%
                                                       ---------      ---------      ---------       -------
            Total Property Expenses.........           $  94,545      $  84,284      $  10,261          12.2%
                                                       =========      =========      =========       =======

         General and administrative expense increased by approximately $6.4 million due primarily to increases in employee compensation and additional employees for the year ended December 31, 2003 as compared to the year ended December 31, 2002 as well as an increase in the Operating Partnership's state taxes.

         Amortization of deferred financing costs remained relatively unchanged.

         The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2003 and 2002. Depreciation and other amortization from acquired properties increased by $5.1 million, or 341.7% due to properties acquired subsequent to December 31, 2001. Depreciation and other amortization from sold properties decreased by $5.6 million, or 57.2% due to properties sold subsequent to December 31, 2001.

DEPRECIATION and                                        2003          2002        $ Change       % Change
OTHER AMORTIZATION ($ in 000's)                       --------      --------      --------       --------
Same Store Properties ............................    $ 57,327      $ 52,801         4,526           8.6%
Acquired Properties ...............................      6,528         1,478         5,050         341.7%
Sold Properties ..................................       4,182         9,782        (5,600)        -57.2%
Properties Not Placed in-service and Other .......       5,059         1,250         3,809         304.7%
Corporate FF&E ...................................       1,220         1,355          (135)         10.0%
                                                      --------      --------      --------       --------
                                                        74,316        66,666         7,650          11.5%

Discontinued Operations ..........................      (3,838)       (9,202)        5,364         -58.3%
                                                      --------      --------      --------       --------
Total Depreciation and ..........................
             Other Amortization                       $ 70,478      $ 57,464      $ 13,014          22.6%
                                                      ========      ========      ========       ========

         Interest income increased by approximately $1.6 million primarily due to an increase in seller financing in 2003.

         Interest expense increased by approximately $7.8 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due primarily to an increase in average debt balance outstanding for the year ended December 31, 2003 ($1,452.0 million) as compared to the year ended December 31, 2002 ($1,392.6 million) and a decrease in capitalized interest for the year ended December 31, 2003 due to a decrease in development activities. This was offset by a decrease in the weighted average interest rate for the year ended December 31, 2003 (6.61%) as compared to the year ended December 31, 2002 (6.84%).

         The approximate $.9 million loss on early retirement of debt for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The loss on early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.

         Equity in income of Other Real Estate Partnerships decreased by approximately $9.7 million due primarily to a decrease in gain on sale of real estate, partially offset by an approximate $10.7 million lease termination fee received from a tenant during the year ended December 31, 2003.

         Equity in income of joint ventures increased by approximately $.1 million due primarily to the increase in gain on sale of real estate of one of the Company's joint ventures and the Company recognizing its proportionate interest in net income in one of the Company's joint ventures during the year ended December 31, 2002, offset by a loss on the sale of real estate of one of the Company's joint ventures.

         Income from discontinued operations of approximately $82.9 million for the year ended December 31, 2003 reflects the results of operations and gain on sale of real estate of 113 industrial properties that were sold during the year ended December 31, 2003. Gross proceeds from the sales of the 113 industrial properties were approximately $304.1 million, resulting in a gain on sale of real estate of approximately $74.4 million.

         Income from discontinued operations of approximately $56.6 million for the year ended December 31, 2002 reflects the results of operations of the 113 industrial properties that were sold during the year ended December 31, 2003 and 69 industrial properties that were sold during the year ended December 31, 2002 as well as the gain on sale of real estate from the 69 industrial properties which were sold during the year ended December 31, 2002. Gross proceeds from the sales of the 69 industrial properties were approximately $233.7 million, resulting in a gain on sale of real estate of approximately $33.4 million.

                                        Year Ended December 31,
                                          2003          2002
                                        --------      --------
Total Revenues .......................  $ 18,678      $ 46,471
Operating Expenses....................    (6,334)      (14,064)
Depreciation and Amortization ........    (3,838)       (9,202)
Gain on Sale of Real Estate ..........    74,428        33,439
                                        --------      --------
Income from Discontinued Operations ..  $ 82,934      $ 56,644
                                        ========      ========

         The $9.4 million gain on sale of real estate for the year ended December 31, 2003 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $16.4 million gain on sale of real estate for the year ended December 31, 2002 resulted from the sale of 27 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         At December 31, 2002, the Consolidated Operating Partnership owned 798 in-service industrial properties with approximately 49.9 million square feet of GLA, compared to 812 in-service industrial properties with approximately 52.2 million square feet of GLA at December 31, 2001. During 2002, the Consolidated Operating Partnership acquired 67 in-service industrial properties containing approximately 4.2 million square feet of GLA, completed development of 17 industrial properties totaling approximately 3.2 million square feet of GLA and sold 92 in-service industrial properties totaling approximately 8.5 million square feet of GLA, four out of service industrial properties and several land parcels. The Consolidated Operating Partnership also took eight industrial properties out of service comprising approximately 1.4 million square feet of GLA, and placed in-service two industrial properties comprising approximately .2 million square feet of GLA.

         The tables below summarize the Consolidated Operating Partnership's revenues, property expenses and depreciation and amortization by source. Same store properties are in-service properties owned prior to January 1, 2001. Acquired properties are in-service properties that were acquired subsequent to December 31, 2000. During 2002 and 2001, the Consolidated Operating Partnership acquired 137 industrial properties totaling approximately 8.0 million square feet of GLA at a total purchase price of $386.2 million. Sold properties are properties that were sold subsequent to December 31, 2000. During 2002 and 2001, the Consolidated Operating Partnership sold 220 industrial properties totaling approximately 16.2 million square feet of GLA and several land parcels for gross sales proceeds of $703.7 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2000. These properties will be placed in-service when they have reached stabilized occupancy. Other revenues are derived from the operations of the Consolidated Operating Partnership's maintenance company, fees earned from the Consolidated Operating Partnership's joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership's maintenance company and other miscellaneous expenses.

         In 2002, the Consolidated Operating Partnership's revenues were impacted by a soft leasing market attributable to a weak economy. For the five years ended December 31, 2002, industrial properties in the United States recorded occupancy rates ranging from 88.9% to 93.4%, with an occupancy rate of 88.9% at December 31, 2002, and rental rate growth ranging from (4.1%) to 9.8%, with an annual rental rate growth rate of (4.1%) for 2002.* At December 31, 2002 and 2001, the occupancy rates of the Consolidated Operating Partnership's in-service properties were 88.8% and 90.3%, respectively.

         Revenues from same store properties decreased $4.9 million, or 2.0% due primarily to a decrease in occupancy and rental rates on new leases. Revenues from acquired properties increased $20.9 million, or 206.2% due to properties acquired subsequent to December 31, 2000. Revenues from sold properties decreased $31.2 million, or 58.8% due to properties sold subsequent to December 31, 2000.

----------
* Source: Torto Wheaton Research

                                                   2002            2001         $ Change      % Change
                                                  ---------      ---------      ---------      -------
REVENUES ($ in 000's)
Same Store Properties.............................$ 237,517      $ 242,455      $  (4,938)       -2.0%
Acquired Properties...............................   30,983         10,117         20,866       206.2%
Sold Properties...................................   21,881         53,116        (31,235)      -58.8%
Properties Not Placed in-service..................   10,453          7,527          2,926        38.9%
Other ............................................    6,543          9,317         (2,774)      -29.8%
                                                  ---------      ---------      ---------       ------
 .................................................  307,377        322,532        (15,155)       -4.7%

Discontinued Operations ..........................  (46,471)       (53,613)         7,142       -13.3%
                                                  ---------      ---------      ---------       ------
         Total Revenues ..........................$ 260,906      $ 268,919      $  (8,013)       -3.0%
                                                  =========      =========      =========       ======

         Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased by approximately $3.5 million or 5.0% due primarily to an increase in repairs and maintenance expense, insurance expense and other expense. The increase in repairs and maintenance expense is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums. The increase in other expense is primarily due to an increase in bad debt expense for the year ended December 31, 2003. Property expenses from acquired properties increased $5.8 or 222.7% due to properties acquired subsequent to December 31, 2000. Property expenses from sold properties decreased by $8.0 million or 51.8% due to properties sold subsequent to December 31, 2000.

                                                         2002          2001        $ Change      % Change
                                                       --------      --------      --------       -------
PROPERTY EXPENSES ($ in 000's)
Same Store Properties..................................$ 74,643      $ 71,095      $  3,548           5.0%
Acquired Properties....................................   8,459         2,621         5,838         222.7%
Sold Properties........................................   7,460        15,482        (8,022)        -51.8%
Properties Not Placed in-service.......................   3,930         2,767         1,163          42.0%
Other .................................................   3,856         3,926           (70)         -1.8%
                                                       --------      --------      --------       -------
                                                         98,348        95,891         2,457           2.6%

Discontinued Operations ............................... (14,064)      (14,516)          452          -3.1%
                                                       --------      --------      --------       -------
          Total Property Expenses .....................$ 84,284      $ 81,375      $  2,909           3.6%
                                                       ========      ========      ========       =======

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

         Amortization of deferred financing costs remained relatively unchanged.

         The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2003 and 2002. Depreciation and other amortization from acquired properties increased $3.8 million, or 223.7% due to properties acquired subsequent to December 31, 2000. Depreciation and other amortization from sold properties decreased by $5.0 million, or 59.9% due to properties sold subsequent to December 31, 2000.

DEPRECIATION AND
OTHER AMORTIZATION ($ in 000's)                         2002          2001        $ Change       % Change
                                                      --------      --------      --------       --------
Same Store Properties ........................        $ 54,548      $ 50,091      $  4,457           8.9%
Acquired Properties ..........................           5,451         1,684         3,767         223.7%
Sold Properties ..............................           3,334         8,310        (4,976)        -59.9%
Properties Not Placed in-service and Other....           1,978         2,403          (425)        -17.7%
Corporate FF&E ...............................           1,355         1,183           172          14.5%
                                                      --------      --------      --------       --------
                                                        66,666        63,671         2,995           4.7%

Discontinued Operations ......................          (9,202)      (10,836)        1,634         -15.1%
                                                      --------      --------      --------         -----
Total Depreciation and

              Other Amortization .............        $ 57,464      $ 52,835      $  4,629           8.8%
                                                      ========      ========      ========       =======

         Interest income remained relatively unchanged.

         Interest expense increased by approximately $8.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2002 ($1,392.6 million) as compared to the year ended December 31, 2001 ($1,269.3 million) and a decrease in capitalized interest for the year ended December 31, 2002 due to a decrease in development activities. This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2002 (6.84%) as compared to the year ended December 31, 2001 (7.05%).

         The valuation provision on real estate of approximately $6.5 million for the year ended December 31, 2001 represents a valuation provision on certain properties located in the Columbus, Ohio and Des Moines, Iowa markets.

         The approximate $.9 million loss on early retirement of debt for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.

         The $10.3 million loss on early retirement of debt for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

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

         Income from discontinued operations of approximately $56.6 million for the year ended December 31, 2002 reflects the results of operations of the 113 industrial properties that were sold during the year ended December 31, 2003 and 69 industrial properties that were sold during the year ended December 31, 2002 as well as the gain on sale of real estate from the 69 industrial properties which were sold during the year ended December 31, 2002. Gross proceeds from the sales of the 69 industrial properties were approximately $233.7 million, resulting in a gain on sale of real estate of approximately $33.4 million.

         Income from discontinued operations of approximately $28.3 million for the year ended December 31, 2001 reflects the results of operations of the 113 industrial properties that were sold during the year ended December 31, 2003 and 69 industrial properties that were sold during the year ended December 31, 2002.

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


                                        Year Ended December 31,
                                          2002          2001
                                        --------      --------
Total Revenues                          $ 46,471      $ 53,613
Operating Expenses                       (14,064)      (14,516)
Depreciation and Amortization             (9,202)      (10,836)
Gain on Sale of Real Estate               33,439             -
                                        --------      --------
Income from Discontinued Operations     $ 56,644      $ 28,261
                                        ========      ========

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Consolidated Operating Partnership's restricted cash was approximately $60.9 million. Restricted cash was comprised of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges into properties under Section 1031 of the Internal Revenue Code.

         The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company's 7.375% Notes due in 2011, in aggregate principal amount of $100 million (the "Trust Notes"), are redeemable on May 15, 2004 at the option of the holder in the event that the holder of a call option with respect to the Trust Notes fails to exercise such option on or before May 1, 2004. In the event the Trust Notes are redeemed, the Company would satisfy such redemption through the issuance of additional debt. With the exception of the Trust Notes, The Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company's REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

         The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of December 31, 2003 and March 5, 2004, $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership may also finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At December 31, 2003, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.207%. As of March 5, 2004, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $70.9 million available in additional borrowings under the Unsecured Line of Credit. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70% or the Prime Rate, at the Company's election. The Unsecured line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The Consolidated Operating Partnership's access to borrowings may be limited if it fails to meet any of these covenants. Also, the Consolidated Operating Partnership's borrowing rate on its Unsecured Line of Credit may increase in the event of a downgrade on the Consolidated Operating Partnership's unsecured notes by the rating agencies.

         The Consolidated Operating Partnership currently has credit ratings from Standard & Poor's, Moody's and Fitch Ratings of BBB/Baa2/BBB, respectively. The Consolidated Operating Partnership's goal is to maintain its existing credit ratings. In the event of a downgrade, management believes the Consolidated Operating Partnership would continue to have access to sufficient liquidity; however, the Consolidated Operating Partnership's cost of borrowing would increase and its ability to access certain financial markets may be limited.

YEAR ENDED DECEMBER 31, 2003

         Net cash provided by operating activities of approximately $87.7 million for the year ended December 31, 2003 was comprised primarily of net income of approximately $131.1 million, offset by adjustments for non-cash items of approximately $5.4 million and by the net change in operating assets and liabilities of approximately $38.0 million. The adjustments for the non-cash items of approximately $5.4 million are primarily comprised of the gain on sale of real estate of approximately $83.8 million, a decrease of the bad debt provision of approximately $.2 million, and the effect of the straight-lining of rental income of approximately $2.6 million, offset by depreciation and amortization of approximately $81.2 million.

          Net cash provided by investing activities of approximately $21.7 million for the year ended December 31, 2003 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to Other Real Estate Partnerships, offset by the net proceeds from the sale of real estate, distributions from the Operating Partnership's joint ventures, the repayment of mortgage loans receivable and a decrease in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes.

         During the year ended December 31, 2003, the Consolidated Operating Partnership sold 121 industrial properties comprising approximately 6.3 million square feet of GLA and several land parcels. Eight of the 121 sold industrial properties comprising approximately .7 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 121 industrial properties and several land parcels were approximately $357.4 million.

         During the year ended December 31, 2003, the Consolidated Operating Partnership acquired 62 industrial properties comprising, in the aggregate, approximately 6.3 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $219.1 million, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of 11 industrial properties comprising approximately 1.3 million square feet of GLA at a cost of approximately $64.9 million.

         The Operating Partnership, through wholly-owned limited liability companies in which it is the sole member, invested approximately $5.6 million in one of the industrial joint ventures and received distributions of approximately $3.4 million from three of the Consolidated Operating Partnership's industrial real estate joint ventures. As of December 31, 2003, the Consolidated Operating Partnership's industrial real estate joint ventures owned in 80 industrial properties comprising approximately 8.0 million square feet of GLA.

         Net cash used in financing activities of approximately $109.4 million for the year ended December 31, 2003 was comprised primarily of Unit and preferred general partnership unit distributions, the purchase of general partnership Units and restricted Units, repayments on mortgage loans payable and debt issuance costs incurred in conjunction with the Operating Partnership's Unsecured Line of Credit, offset by the net borrowings under the Operating Partnership's Unsecured Line of Credit, Unit contributions and a book overdraft.

         On May 1, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $14,157 (the "Acquisition Mortgage Loan X"). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Consolidated Operating Partnership recorded a premium in the amount of $2,927 which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

         On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the "Acquisition Mortgage Loan XI"). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30 - year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Consolidated Operating Partnership recorded a premium in the amount of $621 which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

         On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the "Acquisition Mortgage Loan XII"). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30 - year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Consolidated Operating Partnership recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

         On March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company paid first, second, third and fourth quarter 2003 distributions of $53.906 per unit on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Units (the "Series C Preferred Units"), $49.688 per share on its 7.95%, $.01 par value, Series D Cumulative Preferred Units (the "Series D Preferred Units") and $49.375 per share on its 7.90%, $.01 par value, Series E Cumulative Preferred Units (the "Series E Preferred Units"). The preferred unit distributions paid on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 totaled approximately $5.0 million per quarter.

         On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31.1 million. On April 21, 2003, the Operating Partnership paid a first quarter 2002 distribution of $.6850 per Unit, totaling approximately $31.5 million. On July 21, 2003, the Operating Partnership paid a second quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.6 million. On October 20, 2003, the Operating Partnership paid a third quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.7 million.

         During the year ended December 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.


         During the year ended December 31, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 11,956 shares of restricted common stock to certain Directors. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

         For the year ended December 31, 2003, certain employees of the Company exercised 531,473 non-qualified employee stock options. Gross proceeds to the Company were approximately $14.8 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 531,473 Units to the Company.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of December 31, 2003 (In Thousands):

                                                                  Payments Due by Period
                                                         Less than                                       Over
                                             Total         1 Year       1-3 Years      3-5 Years       5 Years
                                          ----------     ----------     ----------     ----------     ----------
Operating and Ground Leases* ..........   $   51,252     $    1,924     $    3,367     $    2,020     $   43,941

Deferred Purchase Price - Property ....       10,425         10,425              -              -              -

Real Estate Development* ..............       33,854         33,854              -              -              -

Long-term Debt ........................    1,450,612          1,198        400,469        153,013        895,932

Interest Expense on Long Term Debt* ...      999,006         96,484        182,481        136,694        583,347

                                          ----------     ----------     ----------     ----------     ----------
Total .................................   $2,545,149     $  143,885     $  586,317     $  291,727     $1,523,220
                                          ==========     ==========     ==========     ==========     ==========
* Not on Balance Sheet.


OFF-BALANCE SHEET ARRANGEMENTS

         Letters of credit are issued in most cases as pledges to governmental entities for development purposes or to support purchase obligations. At December 31, 2003 the Consolidated Operating Partnership has $ 17.8 million in outstanding letters of credit, of which $7.4 million are not reflected as liabilities on the Consolidated Operating Partnership's balance sheet. The Consolidated Operating Partnership has no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.

ENVIRONMENTAL

         The Consolidated Operating Partnership incurred environmental costs of approximately $.1 and $.1 million in 2003 and 2002, respectively. The Consolidated Operating Partnership estimates 2004 costs of approximately $.1 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2004 and beyond with regard to currently identified environmental issues will not exceed approximately $1.3 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

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

RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges was 1.48, 1.74 and 2.10 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in earnings to fixed charges between fiscal years 2003 and 2002 is primarily due to a decrease in income from continuing operations in fiscal year 2003 due to a decrease in rental income and tenant recoveries and other income and an increase in depreciation and amortization expense for fiscal year 2003 as compared to fiscal year 2002 as discussed in "Results of Operations" above. The decrease in earnings to fixed charges between fiscal years 2002 and 2001 is primarily due to a decrease in income from continuing operations in fiscal year 2002 due to a decrease in rental income and tenant recoveries and other income, an increase in depreciation and amortization expense, slightly offset by a valuation provision on real estate recognized in fiscal year 2001 as discussed in "Results of Operations" above.

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

         At December 31, 2003, $1,255.4 million (approximately 86.5% of total debt at December 31, 2003) of the Consolidated Operating Partnership's debt was fixed rate debt and $195.9 million (approximately 13.5% of total debt at December 31, 2003) of the Consolidated Operating Partnership's debt was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at December 31, 2003, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.4 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2003 by approximately $47.5 million, to $1,331.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2003 by approximately $51.4 million, to $1,430.6 million. A 10% increase in interest rates would decrease the fair value of the Written Option at December 31, 2003 by approximately $2.8 million, to $13.5 million. A 10% decrease in interest rates would increase the fair value of the Written Option at December 31, 2003 by approximately $2.9 million, to $19.2 million.

SUBSEQUENT EVENTS

         On January 20, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.9 million.

         On February 25, 2004, the Operating Partnership declared a first quarter 2004 distribution of $.6850 per Unit which is payable on April 19, 2004. The Operating Partnership also declared first quarter 2004 distributions of $53.906 per Unit, $49.688 per Unit and $49.375 per Unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2004.

         From January 1, 2004 to March 5, 2004, the Company awarded 1,221 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $0.4 million on the date of grant. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the respective vesting period.

         From January 1, 2004 to March 5, 2004, the Consolidated Operating Partnership acquired or completed development of nine industrial properties for a total estimated investment of approximately $48.1 million.

RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2003, this relative received approximately $.1 million in brokerage commissions paid by the Consolidated Operating Partnership.

OTHER

         In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determines when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Consolidated Operating Partnership does not believe that the application of FIN 46 will have an impact on its financial position, results of operations, or liquidity.

         On January 1, 2003, the Consolidated Operating Partnership adopted the FASB's Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Consolidated Operating Partnership reclassified amounts shown as extraordinary for the years ended December 31, 2002 and 2001 to continuing operations.

         In July 2003, the Securities and Exchange Commission (the "SEC") issued a clarification on Emerging Issues Task Force ("EITF") Abstract, Topic No. D 42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("EITF 42"). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification was effective in the first fiscal period ending after June 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Consolidated Operating Partnership restated net income available to unitholders and net income available to unitholders per unit amounts for the year ended December 31, 2002 by reducing net income available to unitholders for the initial issuance costs related to the redemption of the Consolidated Operating Partnership's 8.75%, $.01 par value, Series B Cumulative Preferred Units on May 14, 2002. The impact of the adoption of EITF 42 for the year ended December 31, 2002 was a reduction of basic and diluted Earnings Per Unit of $.08.

RISK FACTORS

         The Consolidated Operating Partnership's operations involve various risks that could adversely affect its financial condition, results of operations, cash flow, ability to pay distributions on its Units and the market value of its Units. These risks, among others contained in the Consolidated Operating Partnership's other filings with the Securities and Exchange Commission, include:

Real estate investments' value fluctuates depending on conditions in the general economy and the real estate business. These conditions may limit the Consolidated Operating Partnership's revenues and available cash.

         The factors that affect the value of the Consolidated Operating Partnership's real estate and the revenues the Consolidated Operating Partnership derives from its properties include, among other things:

         -        general economic climate;

         - local conditions such as oversupply or a reduction in demand in the area;

         -        the attractiveness of the properties to tenants;

         -        tenant defaults;

         -        zoning or other regulatory restrictions;

         -        competition from other available real estate;

         -        our ability to provide adequate maintenance and insurance; and

         - increased operating costs, including insurance premiums and real estate taxes.

Many real estate costs are fixed, even if income from properties decreases.

         The Consolidated Operating Partnership's financial results depend on leasing space in the Consolidated Operating Partnership's real estate properties to tenants on terms favorable to the Consolidated Operating Partnership. The Consolidated Operating Partnership's income and funds available for distribution to its unitholders will decrease if a significant number of the Consolidated Operating Partnership's tenants cannot pay their rent or the Consolidated Operating Partnership is unable to rent properties on favorable terms. In addition, if a tenant does not pay its rent, the Consolidated Operating Partnership might not be able to enforce its rights as landlord without delays and the Consolidated Operating Partnership might incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. For the year ended December 31, 2003, approximately 75.1% of the Consolidated Operating Partnership's gross revenues from continuing operations came from rentals of real property.

The Consolidated Operating Partnership may be unable to sell properties when appropriate because real estate investments are not as liquid as certain other types of assets.

         Real estate investments generally cannot be sold quickly and, therefore, will tend to limit the Consolidated Operating Partnership's ability to vary its property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Consolidated Operating Partnership's property portfolio could adversely affect the Consolidated Operating Partnership's financial condition and ability to service debt and make distributions to its unitholders. In addition, like other companies qualifying as REITs under the Internal Revenue Code, the Company must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax bases and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, the Consolidated Operating Partnership's ability at any time to sell assets may be restricted.

The Consolidated Operating Partnership may be unable to sell properties on advantageous terms.

         The Consolidated Operating Partnership has sold to third parties a significant number of properties in recent years and, as part of its business, the Consolidated Operating Partnership intends to continue to sell properties to third parties. The Consolidated Operating Partnership's ability to sell properties on advantageous terms depends on factors beyond the Consolidated Operating Partnership's control, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership's properties. If the Consolidated Operating Partnership is unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with the Consolidated Operating Partnership's business strategy, then the Consolidated Operating Partnership's financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership's Units could be adversely affected.

         The Consolidated Operating Partnership has also sold to its joint ventures a significant number of properties in recent years and, as part of its business, the Consolidated Operating Partnership intends to continue to sell properties to its joint ventures as opportunities arise. If the Consolidated Operating Partnership does not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or no access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting the Consolidated Operating Partnership's financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership's Units.

         For the year ended December 31, 2003, gains on sales or contributions of properties accounted for approximately 63.9% of the Consolidated Operating Partnership's net income.

The Consolidated Operating Partnership may be unable to acquire properties on advantageous terms or acquisitions may not perform as the Consolidated Operating Partnership expects.

         The Consolidated Operating Partnership acquires and intends to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that the Consolidated Operating Partnership's investments may not perform as expected and that the Consolidated Operating Partnership's cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Consolidated Operating Partnership faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, the Consolidated Operating Partnership may be unable to acquire additional properties as it desires or the purchase price may be significantly elevated. In addition, the Company expects to finance future acquisitions through a combination of borrowings under the Consolidated Operating Partnership's Unsecured Line of Credit, proceeds from equity or debt offerings by the Consolidated Operating Partnership and proceeds from property sales, which may not be available and which could adversely affect the Consolidated Operating Partnership's cash flow. Any of the above risks could adversely affect the Consolidated Operating Partnership's financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership's Units.

The Consolidated Operating Partnership may be unable to complete development and re-development projects on advantageous terms.

         As part of its business, the Consolidated Operating Partnership develops new and re-develops existing properties. In addition, the Consolidated Operating Partnership has sold to third parties or sold to the Company's joint ventures a significant number of development and re-development properties in recent years and the Consolidated Operating Partnership intends to continue to sell such properties to third parties or to sell such properties to the Consolidated Operating Partnership's joint ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect the Consolidated Operating Partnership's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock which include:

    - the Consolidated Operating Partnership may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

    - the Consolidated Operating Partnership may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

    - the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting the Consolidated Operating Partnership's ability to sell such properties to third parties or to sell such properties to the Consolidated Operating
         Partnership's joint ventures;

The Consolidated Operating Partnership may be unable to renew leases or find other lessees.

         The Consolidated Operating Partnership is subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If the Consolidated Operating Partnership were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, the Consolidated Operating Partnership's cash funds from operations and ability to make expected distributions to stockholders might be adversely affected. As of December 31, 2003, leases with respect to approximately 11.7 million, 9.2 million and 7.0 million square feet of GLA, representing 26.7%, 21.0% and 16.0%, of GLA expire in the remainder of 2004, 2005 and 2006, respectively.

The Company might fail to qualify or remain qualified as a REIT.

         First Industrial Realty Trust, Inc. intends to operate so as to qualify as a REIT under the Code. Although the Consolidated Operating Partnership believes that First Industrial Realty Trust, Inc. is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations, and involve the determination of various factual matters and circumstances not entirely within the Company's control. If First Industrial Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, First Industrial Realty Trust, Inc. would be subject to federal income tax, including any applicable alternative minimum tax, on First Industrial Realty Trust, Inc.'s taxable income at corporate rates. This could result in a discontinuation or substantial reduction in distributions to unitholders. Unless entitled to relief under certain statutory provisions, First Industrial Realty Trust, Inc. also would be disqualified from treatment as a REIT for the four taxable years that follow.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.

         As part of its business, the Consolidated Operating Partnership sells properties to third parties or sells properties to the Consolidated Operating Partnership's joint ventures as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain sales of properties by the Company are prohibited transactions. While the Consolidated Operating Partnership's management does not believe that the Internal Revenue Service would prevail in such a dispute, if the matter was successfully argued by the Internal Revenue Service, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company's ability to satisfy the income tests for qualification as a REIT.

The REIT distribution requirements may require the Company to turn to external financing sources.

         First Industrial Realty Trust, Inc. could, in certain instances, have taxable income without sufficient cash to enable First Industrial Realty Trust, Inc. to meet the distribution requirements of the REIT provisions of the Code. In that situation, the Company could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because First Industrial Realty Trust, Inc. must distribute to its stockholders at least 90% of the Company's REIT taxable income each year, the Company's ability to accumulate capital may be limited. Thus, in connection with future acquisitions, First Industrial Realty Trust, Inc. may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase the Consolidated Operating Partnership's leverage and additional equity offerings may result in substantial dilution of unitholders' interests.

Debt financing, the degree of leverage and rising interest rates could reduce the Consolidated Operating Partnership's cash flow.

         Where possible, the Consolidated Operating Partnership intends to continue to use leverage to increase the rate of return on the Consolidated Operating Partnership's investments and to allow the Consolidated Operating Partnership to make more investments than it otherwise could. The Consolidated Operating Partnership's use of leverage presents an additional element of risk in the event that the cash flow from the Consolidated Operating Partnership's properties is insufficient to meet both debt payment obligations and the Company's distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce the Consolidated Operating Partnership's cash flow by increasing the amount of interest due on its floating rate debt and on its fixed rate debt as it matures and is refinanced.

Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Consolidated Operating Partnership's properties if the Consolidated Operating Partnership is unable to service its indebtedness.

         If the Operating Partnership determines to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be on recourse, non-recourse or cross-collateralized bases. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the Consolidated Operating Partnership's debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to the Consolidated Operating Partnership, making it difficult for it to meet both debt payment obligations and the Company's distribution requirements of the REIT provisions of the Code. As of December 31, 2003, none of the Consolidated Operating Partnership's current indebtedness was cross-collateralized.

The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.

         The Consolidated Operating Partnership is required to make the following lump-sum or "balloon" payments under the terms of some of its indebtedness, including:

         - $50 million aggregate principal amount of 7.75% Notes due 2032 (the "2032 Notes")

         - $200 million aggregate principal amount of 7.60% Notes due 2028 (the "2028 Notes")

         - approximately $15 million aggregate principal amount of 7.15% Notes due 2027 (the "2027 Notes")

         - $100 million aggregate principal amount of 7.50% Notes due 2017 (the "2017 Notes")

         - $200 million aggregate principal amount of 6.875% Notes due 2012 (the "2012 Notes")

         - $100 million aggregate principal amount of 7.375% Notes due 2011 (the "Trust Notes")

                           The trust to which the Trust Notes were issued must
                  exercise its right to require the Consolidated Operating Partnership, to redeem the Trust Notes on May 15, 2004 if the holder of a call option with respect to the Trust Notes fails to give written notice on or before May 1, 2004 that it intends to exercise such option.

         - $200 million aggregate principal amount of our 7.375% Notes due 2011(the "2011 Notes")

         - $150 million aggregate principal amount of 7.60% Notes due 2007 (the "2007 Notes")

         - $150 million aggregate principal amount of 7.00% Notes due 2006 (the "2006 Notes")

         - $50 million aggregate principal amount of 6.90% Notes due 2005 (the "2005 Notes") and

         - a $300 million unsecured revolving credit facility (the "Unsecured Line of Credit") under which Consolidated Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

         The Unsecured Line of Credit provides for the repayment of principal in a lump-sum or "balloon" payment at maturity in 2005. Under the Unsecured Line of Credit, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the Unsecured Line of Credit by up to $100 million. As of December 31, 2003, $195.9 million was outstanding under the Unsecured Line of Credit at a weighted average interest rate of 2.207%.

         The Consolidated Operating Partnership's ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on its ability either to refinance the applicable indebtedness or to sell properties. The Consolidated Operating Partnership has no commitments to refinance the 2005 Notes, the 2006 Notes, the 2007 Notes, the 2011 Notes, the 2012 Notes, the Trust Notes, the 2017 Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Line of Credit. Some of the existing debt obligations, other than those discussed above, Consolidated Operating Partnership, are secured by the Consolidated Operating Partnership's properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Consolidated Operating Partnership's organizational documents.

         The organizational documents of First Industrial Realty Trust, Inc., do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, the Consolidated Operating Partnership could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Consolidated Operating Partnership's ability to make expected distributions to Unitholders and in an increased risk of default on the Consolidated Operating Partnership's obligations. As of December 31, 2003, the Company's ratio of debt to its total market capitalization was 44.4%.

         The Company computes that percentage by calculating its total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company's common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt.

Rising interest rates on the Consolidated Operating Partnership's Unsecured Line of Credit could decrease the Consolidated Operating Partnership's available cash.

         The Consolidated Operating Partnership's Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2003, the Company's Unsecured Line of Credit had an outstanding balance of $195.9 million at a weighted average interest rate of 2.207%. Currently, the Consolidated Operating Partnership's Unsecured Line of Credit bears interest at the Prime Rate or at the London Interbank Offered Rate plus .70%. Based on an outstanding balance on our Unsecured Line of Credit as of December 31, 2003, a 10% increase in interest rates would increase interest expense by $.4 million on an annual basis. Increases in the interest rate payable on balances outstanding under the Unsecured Line of Credit would decrease the Consolidated Operating Partnership's cash available for distribution to unitholders.

Earnings and cash dividends, asset value and market interest rates affect the price of the Company's common stock.

         As a real estate investment trust, the market value of the Company's common stock, in general, is based primarily upon the market's perception of the Company's growth potential and its current and potential future earnings and cash dividends. The market value of the Company's common stock is based secondarily upon the market value of the Company's underlying real estate assets. For this reason, shares of the Company's common stock may trade at prices that are higher or lower than our net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of the Company's common stock. The Company's failure to meet the market's expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of the Company's common stock. An increase in market interest rates might lead prospective purchasers of the Company's common stock to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Additionally, if the market price of the Company's common stock declines significantly, then the Company might breach certain covenants with respect to its debt obligations, which could adversely affect the Company's liquidity and ability to make future acquisitions and the Company's ability to pay dividends to its stockholders.

The Consolidated Operating Partnership may incur unanticipated costs and liabilities due to environmental problems.

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from the property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of the Consolidated Operating Partnership's properties reveal all environmental liabilities, that any prior owner or operator of any of the properties did not create any material environmental condition not known to the Consolidated Operating Partnership or that a material environmental condition does not otherwise exist as to any of the Consolidated Operating Partnership's properties.

The Consolidated Operating Partnership's insurance coverage does not include all potential losses.

         The Consolidated Operating Partnership currently carries comprehensive insurance coverage including property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental loss as appropriate for the markets where each of the Consolidated Operating Partnership's properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. The Consolidated Operating Partnership believes its properties are adequately insured. However, there are certain losses, including losses from earthquakes, hurricanes, floods, pollution, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Consolidated Operating Partnership's properties, the Consolidated Operating Partnership could experience a significant loss of capital invested and potential revenues in these properties, and could potentially remain obligated under any recourse debt associated with the property.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 9A.   CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that as of such date the Company's disclosure controls and procedures were effective.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                                    PART III

ITEM 10, 11, 12, 13, 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated herein by reference to the Company's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the Company's fiscal year (which will be filed no later than 120 days after the end of the Company's fiscal year end). Information contained in the parts of such proxy statement captioned "Stock Performance Graph", "Report of the Compensation Committee", "Report of the Audit Committee" and in statements with respect to the independence of the Audit Committee, (except as such statements specifically relate to the independence of such committee's financial expert) and regarding the Audit Committee Charter, are specifically not incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

    (a) Financial Statements, Financial Statement Schedule and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

(3) Exhibits:

Exhibit No.       Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.       Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.20 Nineteenth Amendment, dated as of June 26, 2002, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2002, File No 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No.333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

Exhibit No.       Description

4.9 Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial L.P., First Industrial Realty Trust, Inc., Bank One, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2002, File No. 1-13102)

4.10 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.11 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to
                  Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

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

4.17 Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership's Form 8-K, dated April 4, 2002, File No. 333-21873)

4.18 First Amendment, dated as of June 26, 2003, to Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial, L.P. First Industrial Realty Trust, Inc., Bank One NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2003, File No. 1-13102)

12.1*             Computation of ratios of earnings to fixed charges of First
                  Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13102)

23*               Consent of PricewaterhouseCoopers LLP

Exhibit No.       Description

31.1* Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2* Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32** Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*     Filed herewith.

**    Furnished herewith

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

                              FIRST INDUSTRIAL, L.P.

                              By:   FIRST INDUSTRIAL REALTY TRUST, INC.
                                    as general partner

Date: March 5, 2004           By:      /s/ Michael W. Brennan
                                       -----------------------------------------
                                       Michael W. Brennan
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)

Date: March 5, 2004           By:      /s/ Michael J. Havala
                                       -----------------------------------------
                                       Michael J. Havala
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: March 5, 2004          By:      /s/ Scott A. Musil
                                       -----------------------------------------
                                       Scott A. Musil
                                       Senior Vice President, Controller,
                                       Treasurer and Assistant Secretary
                                       (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                             Title                                Date
-----------                                 ----------------------------------         -------------
/s/ Jay H. Shidler                          Chairman of the Board of Directors          March 5, 2004
------------------------
        Jay H. Shidler

/s/ Michael W. Brennan                      President, Chief Executive Officer          March 5, 2004
------------------------                    and Director
       Michael W. Brennan

/s/ Michael G. Damone                       Director of Strategic Planning              March 5, 2004
------------------------                    and Director
       Michael G. Damone

/s/ Kevin W. Lynch                          Director                                    March 5, 2004
------------------------
       Kevin W. Lynch

/s/ John E. Rau                             Director                                    March 5, 2004
------------------------
       John E. Rau

/s/ Robert J. Slater                        Director                                    March 5, 2004
------------------------
       Robert J. Slater

/s/ W. Edwin Tyler                          Director                                    March 5, 2004
-------------------------
       W. Edwin Tyler

/s/ J. Steven Wilson                        Director                                    March 5, 2004
-------------------------
       J. Steven Wilson

                                  EXHIBIT INDEX

Exhibit No.       Description

3.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (the "L.P. Agreement")(incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

3.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

3.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

3.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

3.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-13102)

3.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

3.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibit No.       Description

3.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.17 Sixteenth Amendment to the L.P. Agreement dated October 27, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

3.18 Seventeenth Amendment to the L.P. Agreement dated January 25, 2001(incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.19 Eighteenth Amendment to the L.P. Agreement dated February 13, 2001(incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-13102)

3.20 Nineteenth Amendment, dated as of June 26, 2002, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2002, File No 1-13102)

4.1 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)


4.2 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No.333-21873)

4.5 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

Exhibit No.       Description

4.9 Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial L.P., First Industrial Realty Trust, Inc., Bank One, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2002, File No. 1-13102)

4.10 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)


4.11 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2028 (incorporated by reference to
                  Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

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

4.17 Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership's Form 8-K, dated April 4, 2002, File No. 333-21873)

4.18 First Amendment, dated as of June 26, 2003, to Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial, L.P. First Industrial Realty Trust, Inc., Bank One NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2003, File No. 1-13102)

12.1*             Computation of ratios of earnings to fixed charges of First
                  Industrial, L.P.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13102)

23*               Consent of PricewaterhouseCoopers LLP

Exhibit No.       Description

31.1* Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2* Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32** Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.1*             Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

*     Filed herewith.

**    Furnished herewith

                             FIRST INDUSTRIAL, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                     PAGE
                                                                                                                     ----
FINANCIAL STATEMENTS

        Report of Independent Auditors ..........................................................................    F-2

        Consolidated Balance Sheets of First Industrial, L.P.
        as of December 31, 2003 and 2002 ........................................................................    F-3

        Consolidated Statements of Operations and Comprehensive Income of
        First Industrial L. P. for the Years Ended December 31, 2003, 2002 and 2001 .............................    F-4

        Consolidated Statements of Changes in Partners' Capital of First Industrial L.P. for the
        Years Ended December 31, 2003, 2002 and 2001 ............................................................    F-5

        Consolidated Statements of Cash Flows of First Industrial L.P. for the Years Ended
        December 31, 2003, 2002 and 2001 ........................................................................    F-6

        Notes to the Consolidated Financial Statements... .......................................................    F-7


FINANCIAL STATEMENT SCHEDULE

        Report of Independent Auditors ..........................................................................    S-1

        Schedule III: Real Estate and Accumulated Depreciation ..................................................    S-2

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
     First Industrial,  L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (the "Operating Partnership") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                             PricewaterhouseCoopers LLP

Chicago, Illinois
March 9, 2004

                             FIRST INDUSTRIAL, L.P.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       December 31,  December 31,
                                                                           2003          2002
                                                                       ------------  ------------
                       ASSETS

Assets:
   Investment in Real Estate:
     Land ..........................................................   $   392,916    $   363,543
     Buildings and Improvements ....................................     1,845,139      1,829,922
     Furniture, Fixtures and Equipment .............................           801          1,174
     Construction in Progress ......................................       115,935        122,331
     Less: Accumulated Depreciation ................................      (295,688)      (261,375)
                                                                       -----------    -----------
        Net Investment in Real Estate ..............................     2,059,103      2,055,595
                                                                       -----------    -----------
   Real Estate Held for Sale, Net of Accumulated Depreciation and
     Amortization of $2,135 at December 31, 2002 ...................             -          7,040
   Investments in and Advances to Other Real Estate Partnerships ...       374,906        377,776
   Restricted Cash .................................................        60,875         28,350
   Tenant Accounts Receivable, Net .................................         7,769          9,523
   Investments in Joint Ventures ...................................        14,606         12,545
   Deferred Rent Receivable ........................................        12,903         12,765
   Deferred Financing Costs, Net ...................................         9,809         11,449
   Prepaid Expenses and Other Assets, Net ..........................        93,291         70,762
                                                                       -----------    -----------
        Total Assets ...............................................   $ 2,633,262    $ 2,585,805
                                                                       ===========    ===========
                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage Loans Payable, Net .....................................   $    43,217    $    19,909
   Senior Unsecured Debt, Net ......................................     1,212,152      1,211,860
   Unsecured Line of Credit ........................................       195,900        170,300
   Accounts Payable and Accrued Expenses ...........................        62,382         66,874
   Rents Received in Advance and Security Deposits .................        24,655         25,538
   Dividends Payable ...............................................        31,889         31,106
                                                                       -----------    -----------
        Total Liabilities ..........................................     1,570,195      1,525,587
                                                                       -----------    -----------
Commitments and Contingencies ......................................             -              -
Partners' Capital:
   General Partner Preferred Units (100,000 units issued and
     outstanding at December 31, 2003 and 2002, respectively .......       240,697        240,697
   General Partner Units (39,850,370 and 38,598,321 units issued and
     outstanding at December 31, 2003 and 2002, respectively .......       687,721        665,647
   Unamortized Value of General Partnership Restricted Units .......       (19,035)        (4,307)
   Limited Partners' Units 6,704,012 and 6,811,956 units issued and
     outstanding at December 31, 2003 and 2002, respectively .......       163,794        168,740
   Accumulated Other Comprehensive Loss ............................       (10,110)       (10,559)
                                                                       -----------    -----------
        Total Partners' Capital ....................................     1,063,067      1,060,218
                                                                       -----------    -----------
        Total Liabilities and Partners' Capital ....................   $ 2,633,262    $ 2,585,805
                                                                       ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Year Ended   Year Ended    Year Ended
                                                                       December 31, December 31, December 31,
                                                                           2003         2002        2001
                                                                       ------------ ------------ ------------
Revenues:
   Rental Income ....................................................   $ 210,881    $ 197,087    $ 202,272
   Tenant Recoveries and Other Income ...............................      69,900       63,819       66,647
                                                                        ---------    ---------    ---------
     Total Revenues .................................................     280,781      260,906      268,919
                                                                        ---------    ---------    ---------
Expenses:
   Real Estate Taxes ................................................      43,703       39,905       42,697
   Repairs and Maintenance ..........................................      21,893       18,210       15,183
   Property Management ..............................................      10,505        9,694        9,297
   Utilities ........................................................       8,491        6,702        7,050
   Insurance ........................................................       2,919        2,124        1,579
   Other ............................................................       7,034        7,649        5,569
   General and Administrative .......................................      25,607       19,230       17,990
   Amortization of Deferred Financing Costs .........................       1,761        1,858        1,742
   Depreciation and Other Amortization ..............................      70,478       57,464       52,835
   Valuation Provision on Real Estate ...............................           -            -        6,490
                                                                        ---------    ---------    ---------
     Total Expenses .................................................     192,391      162,836      160,432
                                                                        ---------    ---------    ---------
Other Income/Expense:
   Interest Income ..................................................       1,698          121          265
   Interest Expense .................................................     (95,198)     (87,439)     (78,841)
   Loss From Early Retirement of Debt ...............................           -         (888)     (10,309)
                                                                        ---------    ---------    ---------
     Total Other Income/Expense .....................................     (93,500)     (88,206)     (88,885)

(Loss) Income from Continuing Operations Before Equity in Income of
   Other Real Estate Partnerships, Equity of Income in Joint Ventures
   and Gain on Sale of Real Estate ..................................      (5,110)       9,864       19,602
Equity in Income of Other Real Estate Partnerships ..................      43,332       53,038       47,949
Equity in Income (Loss) of Joint Ventures ...........................         539          463         (791)
                                                                        ---------    ---------    ---------
Income from Continuing Operations ...................................      38,761       63,365       66,760
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $74,428 and $33,439 for the Years Ended
   December 31, 2003 and 2002, respectively) ........................      82,934       56,644       28,261
                                                                        ---------    ---------    ---------
Income Before Gain on Sale of Real Estate ...........................     121,695      120,009       95,021
Gain on Sale of Real Estate .........................................       9,361       16,409       42,942
                                                                        ---------    ---------    ---------
Net Income ..........................................................     131,056      136,418      137,963
Less: Preferred Unit Distributions ..................................     (20,176)     (23,432)     (28,924)
Less: Redemption of Series B Preferred Units ........................           -       (3,707)           -
                                                                        ---------    ---------    ---------
Net Income Available to Unitholders .................................   $ 110,880    $ 109,279    $ 109,039
                                                                        =========    =========    =========
Income from Continuing Operations Available to Unitholders
   Per Weighted Average Unit Outstanding:
     Basic ..........................................................   $    0.62    $    1.15    $    1.76
                                                                        =========    =========    =========
     Diluted ........................................................   $    0.61    $    1.14    $    1.75
                                                                        =========    =========    =========
Net Income Available to Unitholders Per Weighted Average
   Unit Outstanding:
     Basic ..........................................................   $    2.45    $    2.38    $    2.37
                                                                        =========    =========    =========
     Diluted ........................................................   $    2.44    $    2.37    $    2.36
                                                                        =========    =========    =========

Net Income ..........................................................   $ 131,056    $ 136,418    $ 137,963

Other Comprehensive Income (Loss):
   Cumulative Transition Adjustment .................................           -            -      (14,920)
   Settlement of Interest Rate Protection Agreement .................           -        1,772         (191)
   Mark-to-Market of Interest Rate Protection Agreements and
     Interest Rate Swap Agreements ..................................         251         (126)        (231)
   Write-Off of Unamortized Interest Rate Protection Agreement
     Due to Early Retirement of Debt ................................           -            -        2,156
   Amortization of Interest Rate Protection Agreements ..............         198          176          805
                                                                        ---------    ---------    ---------
Comprehensive Income ................................................   $ 131,505    $ 138,240    $ 125,582
                                                                        =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                      Year Ended     Year Ended    Year Ended
                                                                     December 31,   December 31,   December 31,
                                                                        2003            2002           2001
                                                                     ------------   ------------   ------------
General Partner Preferred Units - Beginning of Year ..............   $   240,697    $   336,990    $   336,990
   Distributions .................................................       (20,176)       (23,432)       (28,924)
   Redemption of Series B Preferred Units ........................             -        (96,293)             -
   Net Income ....................................................        20,176         23,432         28,924
                                                                     -----------    -----------    -----------
General Partner Units - End of Year ..............................   $   240,697    $   240,697    $   336,990
                                                                     ===========    ===========    ===========

General Partner Units - Beginning of Year ........................   $   665,647    $   686,544    $   698,247
   Contributions .................................................        15,117         16,247         18,894
   Issuance of General Partner Restricted Units ..................        20,641          3,232          3,133
   Purchase of General Partnership Units .........................          (997)       (29,493)       (28,399)
   Repurchase and Retirement of Restricted Units .................        (1,865)        (2,037)        (1,944)
   Redemption of Series B Preferred Units ........................             -         (3,148)             -
   Amortization of Stock Based Compensation ......................            54            646            899
   Distributions .................................................      (108,171)      (107,020)      (104,407)
   Unit Conversions ..............................................         2,750          4,616          7,797
   Net Income ....................................................        94,545         96,060         92,324
                                                                     -----------    -----------    -----------
General Partner Units - End of Year ..............................   $   687,721    $   665,647    $   686,544
                                                                     ===========    ===========    ===========

Unamort. Value of Gen. Partner Restricted Units - Beg. Of Year ...   $    (4,307)   $    (6,247)   $    (8,812)
   Issuance of General Partner Restricted Units ..................       (20,641)        (3,232)        (3,133)
   Amortization of General Partner Restricted Units ..............         5,913          5,172          5,698
                                                                     -----------    -----------    -----------
Unamort. Value of Gen. Partner Restricted Units - End Of Year ....   $   (19,035)   $    (4,307)   $    (6,247)
                                                                     ===========    ===========    ===========

Limited Partners Units - Beginning of Year .......................   $   168,740    $   175,019    $   183,406
   Contributions .................................................                          735          1,406
   Redemption of Series B Preferred Units ........................             -           (559)             -
   Distributions .................................................       (18,531)       (18,765)       (18,711)
   Unit Conversions ..............................................        (2,750)        (4,616)        (7,797)
   Net Income ....................................................        16,335         16,926         16,715
                                                                     -----------    -----------    -----------
Limited Partners Units - End of Year .............................   $   163,794    $   168,740    $   175,019
                                                                     ===========    ===========    ===========

Accum. Other Comprehensive Income (Loss) - Beginning of Year .....   $   (10,559)   $   (12,381)   $         -
   Cumulative Transition Adjustment ..............................             -              -        (14,920)
   Settlement of Interest Rate Protection Agreements .............             -          1,772           (191)
   Mark to Market of Interest Rate Protection Agreements .........           251           (126)          (231)
   Write-Off of Unamortized Interest Rate Protection Agreement
     Due to the Early Retirement of Debt .........................             -              -          2,156
   Amortization of Interest Rate Protection Agreements ...........           198            176            805
                                                                     -----------    -----------    -----------
Accum. Other Comprehensive Income (Loss) - End of Year ...........   $   (10,110)   $   (10,559)   $   (12,381)
                                                                     ===========    ===========    ===========
Total Partners' Capital at End of Year ...........................   $ 1,063,067    $ 1,060,218    $ 1,179,925
                                                                     ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                             FIRST INDUSTRIAL, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            Year Ended   Year Ended   Year Ended
                                                                           December 31, December 31, December 31,
                                                                               2003         2002         2001
                                                                           ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income ..........................................................   $ 131,056    $ 136,418    $ 137,963
       Adjustments to Reconcile Net Income to Net Cash Provided
       by Operating Activities:
       Depreciation .....................................................      63,281       56,762       54,623
       Amortization of Deferred Financing Costs .........................       1,761        1,858        1,742
       Other Amortization ...............................................      16,174       13,986       14,229
       Provision for Bad Debt ...........................................        (160)           -            -
       Valuation Provision on Real Estate ...............................           -            -        6,490
       Equity in (Income) Loss of Joint Ventures ........................        (539)        (463)         791
       Distributions from Joint Ventures ................................         539          463            -
       Gain on Sale of Real Estate ......................................     (83,789)     (49,848)     (42,942)
       Loss on Early Retirement of Debt .................................           -          888       10,309
       Equity in Income of Other Real Estate Partnerships ...............     (43,332)     (53,038)     (47,949)
       Distributions from Investment in Other Real Estate Partnerships ..      43,332       53,038       47,949
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net .................................     (23,076)     (11,025)      (5,846)
       Increase in Deferred Rent Receivable .............................      (2,629)      (2,575)      (3,268)
       Decrease in Accounts Payable and Accrued
         Expenses and Rents Received in Advance and Security
         Deposits .......................................................     (14,948)      (9,252)     (28,148)
                                                                            ---------    ---------    ---------
           Net Cash Provided by Operating Activities ....................      87,670      137,212      145,943
                                                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real Estate ..............    (280,049)    (289,405)    (399,242)
    Net Proceeds from Sales of Investments in Real Estate ...............     306,767      322,079      301,032
    Investments in and Advances to Other Real Estate Partnerships .......     (59,430)    (103,628)    (163,666)
    Distributions/Repayments from Other Real Estate Partnerships ........      62,300      104,202      166,546
    Contributions to and Investments in Joint Ventures ..................      (5,711)      (8,207)      (6,025)
    Distributions from Joint Ventures ...................................       2,859        2,260        1,524
    Repayment of Mortgage Loans Receivable ..............................      27,500        6,903        3,005
    (Increase) Decrease in Restricted Cash ..............................     (32,525)     (21,956)      16,633
                                                                            ---------    ---------    ---------
           Net Cash Provided by (Used In) Investing Activities ..........      21,711       12,248      (80,193)
                                                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Unit Contributions ..................................................      14,799       15,895       18,521
    Unit Distributions ..................................................    (125,916)    (125,875)    (122,203)
    Purchase of General Partner Units ...................................        (997)     (29,493)     (28,399)
    Repurchase of Restricted Units ......................................      (1,865)      (2,037)      (1,944)
    Redemption of Preferred Units .......................................           -     (100,000)           -
    Preferred Unit Distributions ........................................     (20,176)     (23,432)     (36,155)
    Repayments on Mortgage Loans Payable ................................      (1,018)     (38,626)     (14,476)
    Proceeds from Senior Unsecured Debt .................................           -      247,950      199,390
    Other Proceeds from Senior Unsecured Debt ...........................           -        1,772            -
    Repayment of Senior Unsecured Debt ..................................           -      (84,930)    (100,000)
    Proceeds from Unsecured Lines of Credit .............................     264,300      500,100      398,300
    Repayments on Unsecured Lines of Credit .............................    (238,700)    (512,300)    (385,800)
    Book Overdraft ......................................................         312        5,336       12,335
    Cost of Debt Issuance and Prepayment Fees ...........................        (120)      (3,820)      (8,963)
                                                                            ---------    ---------    ---------
           Net Cash Used in Financing Activities ........................    (109,381)    (149,460)     (69,394)
                                                                            ---------    ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents ....................           -            -       (3,644)
Cash and Cash Equivalents, Beginning of Period ..........................           -            -        3,644
                                                                            ---------    ---------    ---------
Cash and Cash Equivalents, End of Period ................................   $       -    $       -    $       -
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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND FORMATION OF PARTNERSHIP

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.6% and 85.0% ownership interest at December 31, 2003 and 2002, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership ("Preferred Units") with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.4% and 15.0% interest in the Operating Partnership at December 31, 2003 and 2002, respectively.

         The Operating Partnership is the sole member of several limited liability companies (the "L.L.C.s") and the sole stockholder of First Industrial Development Services, Inc., and holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P, (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD. and FI Development Services, L.P. (together, the "Other Real Estate Partnerships"). The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to two joint ventures which invest in industrial properties, the September 1998 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined). The Consolidated Operating Partnership (hereinafter defined), through a wholly-owned limited liability company of which the Operating Partnership is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the "September 1999 Joint Venture"). During September 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Consolidated Operating Partnership (hereinafter defined), through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "May 2003 Joint Venture") with an institutional investor to invest in industrial properties. As of December 31, 2003, the May 2003 Joint Venture did not own any industrial properties.

         The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

         As of December 31, 2003, the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. (hereinafter defined as the "Consolidated Operating Partnership") owned 729 in-service industrial properties, containing an aggregate of approximately 48.5 million square feet (unaudited) of gross leasable area ("GLA"). On a combined basis, as of December 31, 2003, the Other Real Estate Partnerships owned 105 in-service industrial properties, containing an aggregate of approximately 9.4 million square feet (unaudited) of GLA. Of the 105 industrial properties owned by the Other Real Estate Partnerships at December 31, 2003, 15 are held by the Mortgage Partnership, 41 are held by the Pennsylvania Partnership, 15 are held by the Securities Partnership, 19 are held by the Financing Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2. BASIS OF PRESENTATION

         The consolidated financial statements of the Consolidated Operating Partnership at December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001 include the accounts and operating results of the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. on a consolidated basis. Such financial statements present the Operating Partnership's limited partnership interests in each of the Other Real Estate Partnerships and the Operating Partnership's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2003 and 2002, and the reported amounts of revenues and expenses for each of the years ended December 31, 2003, 2002 and 2001. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

         At December 31, 2003 and 2002, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

         Investment in Real Estate is carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Consolidated Operating Partnership estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Consolidated Operating Partnership will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                 Years
                                                                 -----
Buildings and...........................................       31.5 to 40
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

         The Consolidated Operating Partnership accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). Upon acquisition of a property, the Consolidated Operating Partnership allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Consolidated Operating Partnership allocates the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenants lease and the Consolidated Operating Partnership's overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles, which is included as a component of Other Assets, is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases and the in-place lease value is immediately charged to expense.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $8,930 and $7,169 at December 31, 2003 and 2002, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investment in and Advances to Other Real Estate Partnerships

         Investment in and Advances to Other Real Estate Partnerships represents the Consolidated Operating Partnership's limited partnership interests in and advances to, through the Operating Partnership, the Other Real Estate Partnerships. As discussed in Note 1, the Operating Partnership is the limited partner in the Other Real Estate Partnerships. In accordance with Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" the general partner of the Other Real Estate Partnerships, the majority voting partner, accounts for the Other Real Estate Partnerships as a consolidated subsidiary. Accordingly, the Operating Partnership accounts for its Investment in and Advances to Other Real Estate Partnerships under the equity method of accounting. Under the equity method of accounting, the Operating Partnership's share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership's Investment in and Advances to Other Real Estate Partnerships as paid or received, respectively.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Investments in Joint Ventures

         Investments in Joint Ventures represents the Operating Partnership's limited partnership interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined). The Operating Partnership accounts for its Investments in Joint Ventures under the equity method of accounting, as the Operating Partnership does not have operational control or a majority voting interest. Under the equity method of accounting, the Operating Partnership's share of earnings or losses of the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership's Investments in Joint Ventures as paid or received, respectively. Differences between the Operating Partnership's carrying value of its investments in joint ventures and the Operating Partnership's underlying equity of such joint ventures are amortized over the respective lives of the underlying assets, as applicable.

Employee Benefit Plans

         At December 31, 2003, the Company has three stock incentive employee compensation plans, which are described more fully in Note 13. Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board's ("FASB") Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), as amended by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the year ended December 31, 2003, therefore no stock-based employee compensation expense, except for expense related to restricted stock, is included in net income available to common unitholders related to the fair value recognition provisions of FAS 123.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the stock incentive plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by FAS 148, net income and earnings per unit would have been the pro forma amounts indicated in the table below:

                                                                                     For the Year Ended
                                                                           -----------------------------------------
                                                                              2003           2002           2001
                                                                           -----------    -----------    -----------
Net Income Available to Unitholders - as reported ......................   $   110,880    $   109,279    $   109,039
Add: Stock-Based Employee Compensation Expense Included in Net Income
   Available to Unitholders - as reported ..............................            54            237            256
Less: Total Stock-Based Employee Compensation Expense
   - Determined Under the Fair Value Method ............................        (1,350)        (1,154)          (786)
                                                                           -----------    -----------    -----------
Net Income Available to Unitholders - pro forma ........................   $   109,584    $   108,362    $   108,509
                                                                           ===========    ===========    ===========

Net Income Available to Unitholders per Unit - as reported - Basic .....   $      2.45    $      2.38    $      2.37
Net Income Available to Unitholders per Unit - pro forma - Basic .......   $      2.42    $      2.36    $      2.36
Net Income Available to Unitholders per Unit - as reported - Diluted ...   $      2.44    $      2.37    $      2.36
Net Income Available to Unitholders per Unit - pro forma - Diluted .....   $      2.41    $      2.35    $      2.35


      Expected dividend yield                                                    N/A           8.28%          8.22%
      Expected stock price volatility                                            N/A          20.94%         20.75%
      Risk-free interest rate                                                    N/A           3.58%          4.91%
      Expected life of options                                                   N/A           3.00           3.03

The weighted average fair value of options granted during 2002 and 2001 is $1.97 and $ 2.49 per option, respectively. No options were granted during 2003.

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

         Revenue is recognized on payments received from tenants for early lease terminations after the Consolidated Operating Partnership determines that all the necessary criteria have been met in accordance with FASB's Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13").

         The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,547 and $1,707 as of December 31, 2003 and 2002. For accounts receivable the Consolidated Operating Partnership deems uncollectible, the Consolidated Operating Partnership uses the direct write-off method.

Gain on Sale of Real Estate

         Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Consolidated Operating Partnership after completion of each sale are included in the determination of the gains on sales.

Income Taxes

         In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss. The Consolidated Operating Partnership is subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the statements of operations and comprehensive income and has not been separately stated due to its insignificance.

Earnings Per Unit ("EPU")

         Net income per weighted average general partnership and limited partnership unit (the "Units") - basic is based on the weighted average Units outstanding (excluding restricted units that have not yet vested). Net income per weighted average Unit - diluted is based on the weighted average Units outstanding (excluding restricted units that have not yet vested) plus the dilutive effect of the Company's in-the-money employee stock options and restricted stock that result in the issuance of general partnership units. See
Note 11 for further disclosure about earnings per unit.

Fair Value of Financial Instruments

         The Consolidated Operating Partnership's financial instruments include short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

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

Discontinued Operations

         On January 1, 2002, the Consolidated Operating Partnership adopted the FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

         Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Consolidated Operating Partnership does not believe that the application of FIN 46 will have an impact on its financial position, results of operations, or liquidity.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Reclassification

         On January 1, 2003, the Operating Partnership adopted the FASB's Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Operating Partnership reclassified amounts shown as extraordinary for the years ended December 31, 2002 and 2001 to continuing operations.

         In July 2003, the Securities and Exchange Commission (the "SEC") issued a clarification on Emerging Issues Task Force ("EITF") Abstract, Topic No. D 42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("EITF 42"). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification was effective in the first fiscal period ending after June 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Operating Partnership restated net income available to unitholders and net income available to unitholders per share amounts for the year ended December 31, 2002 by reducing net income available to unitholders for the initial issuance costs related to the redemption of the Operating Partnership's 8.75%, $.01 par value, Series B Cumulative Preferred Units (the "Series B Preferred Units") on May 14, 2002. The impact of the adoption of EITF 42 for the year ended December 31, 2002 was a reduction of basic and diluted EPU of $.08.

         Certain 2002 and 2001 items have been reclassified to conform to the 2003 presentation.

4. INVESTMENTS IN AND ADVANCES TO OTHER REAL ESTATE PARTNERSHIPS

         The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership's limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

         Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:                        December 31,    December 31,
                                                             2003             2002
                                                          ------------    ------------
                         ASSETS

Assets:

       Investment in Real Estate, Net ..................   $332,371         $332,552
       Other Assets, Net ...............................     70,524          102,784
                                                           --------         --------
              Total Assets .............................    402,895          435,336
                                                           ========         ========

             LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

       Mortgage Loans Payable ..........................   $  2,529         $ 40,080
       Other Liabilities ...............................     22,193           14,126
                                                           --------         --------
              Total Liabilities ........................     24,722           54,206

       Partners' Capital ...............................    378,173          381,130
                                                           --------         --------
              Total Liabilities and Partners' Capital ..   $402,895         $435,336
                                                           ========         ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. INVESTMENTS IN AND ADVANCES TO OTHER REAL ESTATE PARTNERSHIPS, CONTINUED

         Condensed Combined Statements of Operations:

                                                           Year Ended  Year Ended   Year Ended
                                                          December 31, December 31, December 31,
                                                              2003        2002         2001
                                                          ------------ -----------  -----------
Total Revenues (including Interest Income) ..............   $ 61,310    $ 55,215    $ 52,236
Property Expenses .......................................    (15,106)    (13,856)    (14,993)
Interest Expense ........................................       (256)     (2,948)     (3,739)
Amortization of Deferred Financing Costs ................         (3)        (67)        (67)
Depreciation and Other Amortization .....................    (12,018)    (10,618)     (9,908)
Valuation Provision on Real Estate ......................          -           -      (3,010)
Loss on Early Retirement of Debt ........................     (1,466)          -           -
Gain on Sale of Real Estate .............................      6,243          67      21,405
Income from Discontinued Operations (Including Gain on
   Sale of Real Estate of $4,644 and $21,218 for the
   years ended December 31, 2003 and 2002 ...............      4,941      25,694       7,538
                                                            --------    --------    --------
     Net Income .........................................   $ 43,645    $ 53,487    $ 49,462
                                                            ========    ========    ========

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

         On September 2, 1999, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a ten percent equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. During September 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final sale, the final distribution was made to the partners.

         On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership, owns a 15% equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture accounting. As of December 31, 2003 the December 2001 Joint Venture had economic interests in 36 industrial properties. Twenty-seven of the 36 industrial properties were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales which is equal to the Consolidated Operating Partnership's economic interest in the December 2001 Joint Venture. The 15% gain deferral is netted against the Consolidated Operating Partnership's investment in joint ventures on the balance sheet. The 15% gain deferral reduced the Consolidated Operating Partnership's investment in joint ventures and is amortized into income over the useful life of the related building, which is typically 40 years. If the December 2001 Joint Venture sells any of the 27 properties that the Consolidated Operating Partnership sold to the December

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. INVESTMENTS IN JOINT VENTURES, CONTINUED

2001 Joint venture to a third party, the Consolidated Operating Partnership will recognize the unamortized portion of the deferred gain as gain on sale of real estate. If the Consolidated Operating Partnership repurchases any of the 27 properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

         During the years ended December 2003, 2002 and 2001, the Consolidated Operating Partnership invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

                                       Year Ended    Year Ended    Year Ended
                                       December 31,  December 31,  December 31,
                                           2003          2002          2001
                                       ------------  ------------  ------------
Contributions...............             $ 5,558       $ 8,207       $ 6,025

Distributions...............             $ 3,398       $ 2,723       $ 1,524

Fees........................             $ 2,173       $ 1,863       $ 2,377

         The combined summarized financial information of the investments in joint ventures is as follow:

                                                               December 31, December 31,
                                                                  2003         2002
                                                               ------------ -----------
CONDENSED COMBINED BALANCE SHEETS
Gross Real Estate Investment ................................   $ 348,030    $ 295,470
Less: Accumulated Depreciation ..............................     (15,330)     (11,482)
                                                                ---------    ---------
     Net Real Estate ........................................     332,700      283,988
Other Assets ................................................      16,750       19,379
                                                                ---------    ---------
   Total Assets .............................................   $ 349,450    $ 303,367
                                                                =========    =========

Long Term Debt ..............................................   $ 217,413    $ 184,010
Other Liabilities ...........................................       6,596        7,974
Equity ......................................................     125,441      111,383
                                                                ---------    ---------
   Total Liabilities and Equity .............................   $ 349,450    $ 303,367
                                                                =========    =========

Consolidated Operating Partnership's Share of Equity ........   $  18,205    $  15,113
Basis Differentials (1) .....................................      (3,599)      (2,568)
                                                                ---------    ---------
Carrying Value of the Consolidated Operating Partnership's
Investments in Joint Ventures ...............................   $  14,606    $  12,545
                                                                =========    =========

(1) This amount represents the aggregate difference between the Consolidated Operating Partnership's historical co basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals to properties the Consolidated Operating Partnership sold to the joint ventures and certain acquisition costs which are not reflected in the net assets at the joint venture level.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. INVESTMENTS IN JOINT VENTURES, CONTINUED

                                                                       Year Ended December 31,

                                                                      2003        2002       2001
                                                                    --------    --------   --------
CONDENSED COMBINED STATEMENTS OF OPERATIONS

Total Revenues ..................................................   $ 35,603    $ 34,635   $ 38,983
Expenses:
   Operating and Other ..........................................      9,693      14,482     13,473
   Interest .....................................................      7,353      10,554     15,377
   Depreciation and Amortization ................................      8,711       6,955      6,354
                                                                    --------    --------   --------
Total Expenses ..................................................     25,757      31,991     35,204
Gain (Loss) on Sale of Real Estate ..............................     (2,069)      8,231     (6,024)
                                                                    --------    --------   --------
Net Income (Loss) ...............................................   $  7,777    $ 10,875   $ (2,245)
                                                                    ========    ========   ========
Consolidated Operating Partnership's Share of Net Income (Loss)..   $    539    $    463   $   (791)
                                                                    ========    ========   ========

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

         On May 1, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the principal amount of $14,157 (the "Acquisition Mortgage Loan X"). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Consolidated Operating Partnership recorded a premium in the amount of $2,927 which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the "Acquisition Mortgage Loan XI"). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30 - year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Consolidated Operating Partnership recorded a premium in the amount of $621 which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

         On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the "Acquisition Mortgage Loan XII"). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30 - year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Consolidated Operating Partnership recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

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

         On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired $84,930 of the 2027 Notes. Due to the partial pay off of the 2027 Notes, the Consolidated Operating Partnership has recorded a loss from the early retirement of debt in 2002 of approximately $888 comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing costs and legal costs. Interest is paid semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $597 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 22, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 PATS"). The issue price of the 2011 PATS was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 PATS are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). If the 2011 PATS are not redeemed on May 15, 2004, the 2011 PATS will be reissued and the interest rate on the 2011 PATS will be reset at a fixed rate until May 15, 2011 based upon a predetermined formula. The Consolidated Operating Partnership received approximately $1,781 of proceeds from the holder of the 2011 PATS as consideration for the Put Option. The Consolidated Operating Partnership amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $90, which

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

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

         On March 31, 1998, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Consolidated Operating Partnership received approximately $2,760 of proceeds from the Remarketing Dealer. The Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $2,565, which is included in other comprehensive income. The Remarketing Dealer exercised its call option with respect to the 2011 Drs. On April 5, 2001, the Consolidated Operating Partnership repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105,565. In conjunction with the forecasted retirement of the 2011 Drs., the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs., which it designated as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Operating Partnership has recorded a loss from the early retirement of debt in 2001 of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

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

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         The following table discloses certain information regarding the Consolidated Operating Partnership's mortgage loans, senior unsecured debt and unsecured line of credit:

                                      OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                   ------------------------------     ----------------------------  ----------------
                                   DECEMBER 31,      DECEMBER 31,      DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    MATURITY
                                      2003               2002               2003           2002           2003          DATE
                                   ------------      ------------      ------------    ------------   ------------    --------
MORTGAGE LOANS PAYABLE, NET

Assumed Loans ...................        5,442             6,015                --             --         9.250%      01/01/13
Acquisition Mortgage Loan IV ....        2,130             2,215                16             17         8.950%      10/01/06
Acquisition Mortgage Loan VIII ..        5,603             5,733                39             39         8.260%      12/01/19
Acquisition Mortgage Loan IX ....        5,811             5,946                40             41         8.260%      12/01/19
Acquisition Mortgage Loan X .....       16,754(1)             --               100             --         8.250%      12/01/10
Acquisition Mortgage Loan XI ....        4,854(1)             --                --             --         7.610%      05/01/12
Acquisition Mortgage Loan XII ...        2,623(1)             --                --             --         7.540%      01/01/12
                                    ----------        ----------        ----------     ----------
Total ...........................   $   43,217        $   19,909        $      195     $       97
                                    ==========        ==========        ==========     ==========

SENIOR UNSECURED DEBT, NET

2005 Notes ......................   $   50,000        $   50,000        $      383     $      383         6.900%      11/21/05
2006 Notes ......................      150,000           150,000               875            875         7.000%      12/01/06
2007 Notes ......................      149,982(2)        149,977(2)          1,457          1,457         7.600%      05/15/07
2011 PATS .......................       99,657(2)         99,610(2)            942            942         7.375%      05/15/11(3)
2017 Notes ......................       99,866(2)         99,857(2)            625            625         7.500%      12/01/17
2027 Notes ......................       15,053(2)         15,052(2)            138            138         7.150%      05/15/27
2028 Notes ......................      199,807(2)        199,799(2)          7,009          7,009         7.600%      07/15/28
2011 Notes ......................      199,563(2)        199,502(2)          4,343          4,343         7.375%      03/15/11
2012 Notes ......................      198,856(2)        198,717(2)          2,903          2,903         6.875%      04/15/12
2032 Notes ......................       49,368(2)         49,346(2)            818            818         7.750%      04/15/32
                                    ----------        ----------        ----------     ----------
Total ...........................   $1,212,152        $1,211,860        $   19,493     $   19,493
                                    ==========        ==========        ==========     ==========

UNSECURED LINE OF CREDIT

2002 Unsecured Line of Credit       $  195,900        $  170,300        $      336     $      415         2.207%      09/30/05
                                    ==========        ==========        ==========     ==========

(1) At December 31, 2003, the Acquisition Mortgage Loan X, the Acquisition M ortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,673, $597 and $305, respectively.

(2)      At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027
         Notes, 2028 Notes, the 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437,
         $1,144 and $632, respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498,
         $1,283 and $654, respectively.

(3) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

                              Amount
                              ------
2004                       $     1,198
2005                           247,212
2006                           153,257
2007                           151,442
2008                             1,571
Thereafter                     895,932
                           -----------
Total                      $ 1,450,612
                           ===========

Fair Value

         At December 31, 2003 and 2002, the fair value of the Consolidated Operating Partnership's mortgage loans payable, senior unsecured debt, unsecured lines of credit and Put Option were as follows:

                                                   December 31, 2003           December 31, 2002
                                                ------------------------    ------------------------
                                                 Carrying        Fair        Carrying        Fair
                                                  Amount         Value        Amount         Value
                                                ----------    ----------    ----------    ----------
Mortgage Loans Payable .....................    $   43,217    $   46,180    $   19,909    $   23,282
Senior Unsecured Debt ......................     1,212,152     1,332,958     1,211,860     1,325,937
Unsecured Line of Credit (Variable Rate) ...       195,900       195,900        95,300        95,300
Unsecured Line of Credit (Fixed Rate) ......             -             -        75,000        75,357
Put Option .................................            95        16,320           350        16,480
                                                ----------    ----------    ----------    ----------
Total ......................................    $1,451,364    $1,591,358    $1,402,419    $1,536,356
                                                ==========    ==========    ==========    ==========

         The fair value of the senior unsecured debt was determined by quoted market prices, if available. The fair values of the Consolidated Operating Partnership, senior unsecured debt not valued by quoted market prices, mortgage loans payable, the fixed rate portion of the Unsecured Line of Credit and Put Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the Unsecured Line of Credit was equal to its carrying value due to the variable interest rate nature of the loan.

Other Comprehensive Income

         In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $221 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. PARTNERS' CAPITAL

         The Operating Partnership has issued general partnership units and limited partnership units (together, the "Units") and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (See discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, $.01 par value, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units have an aggregate liquidation priority of $250,000 as of December 31, 2003 and 2002. The Operating Partnership is required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the preferred general partnership units is required to alter such holder's rights as to allocations and distributions, to alter or modify such holder's rights with respect to redemption, to cause the early termination of the Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

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

         For the year ended December 31, 2003, certain employees of the Company exercised 531,473 non-qualified employee stock options. Gross proceeds to the Company approximated $14,799. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership's financial statements as a general partner contribution.

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

Preferred Contributions:

         On May 14, 1997 the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 -3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. The net proceeds of approximately $96,293 received from the Series B Preferred Stock were contributed to the Operating Partnership in exchange for 8 -3/4% Series B Cumulative Preferred Units (the "Series B Preferred Units"). On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. PARTNERS' CAPITAL, CONTINUED

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

Distributions:

         On January 27, 2003, the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per Unit, totaling approximately $31,106. On April 21, 2003, the Operating Partnership paid a first quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,542. On July 21, 2003, the Operating Partnership paid a second quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,607. On October 20, 2003, the Operating Partnership paid a third quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,661.

         On April 1, 2003, July 1, 2003, September 30, 2003 and December 31, 2003 the Operating Partnership paid second, third and fourth quarter distributions of $53.906 per Unit on its Series C Preferred Units, $49.688 per Unit on its Series D Preferred Units and $49.375 per Unit on its Series E Preferred Units. The preferred unit distributions paid on April 1, 2003, July 1, 2003, September 30, 2003 and December 31, 2003 totaled approximately $5,044, respectively.

Repurchase of Units:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. The Operating Partnership repurchased general partnership units from the company in the same amount. During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share. During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share. The Operating Partnership repurchased general partnership units from the Company in the same amount.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2003, the Consolidated Operating Partnership acquired 62 in-service industrial properties comprising, in the aggregate, approximately 6.3 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $219,091, excluding costs incurred in conjunction with the acquisition of the properties. The Consolidated Operating Partnership also completed the development of 11 properties comprising approximately 1.3 million square feet (unaudited) of GLA at a cost of approximately $64.9 million.

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

         In 2001, the Consolidated Operating Partnership acquired 70 industrial properties comprising approximately 3.8 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $204,609. Two of the 70 industrial properties acquired, comprising approximately .1 million square feet (unaudited) of GLA, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $5,845. The Consolidated Operating Partnership also completed the development of six properties comprising approximately .9 million square feet (unaudited) of GLA at a cost of approximately $39,639.

9. SALE OF REAL ESTATE

         In 2003, the Consolidated Operating Partnership, through the Operating Partnership, sold 121 industrial properties comprising approximately 6.3 million square feet of (unaudited) GLA and several land parcels. Eight of the 121 sold industrial properties comprising approximately .7 million square feet (unaudited) of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 121 industrial properties and several land parcels were approximately $357,503. The gain on sale of real estate was approximately $83,789, of which $74,428 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 113 of the 121 sold properties that were not identified as held for sale at December 31, 2001, are included in discontinued operations.

         In 2002, the Consolidated Operating Partnership sold 69 industrial properties comprising approximately 5.8 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, 12 industrial properties comprising approximately .9 million square feet (unaudited) of GLA that were classified as held for sale at December 31, 2001, 15 industrial properties comprising approximately 2.3 million square feet (unaudited) of GLA that were sold to the December 2001 Joint Venture and several land parcels. Gross proceeds from these sales were approximately $386,101. The gain on sale of real estate was approximately $49,848, of which $33,439 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 69 of the 96 sold industrial properties that were not identified as held for sale at December 31, 2001, are included in discontinued operations.

         The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the years ended December 31, 2003, 2002 and 2001.

                                         YEAR ENDED          YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,       DECEMBER 31,   DECEMBER 31,
                                             2003              2002           2001
                                         ------------       ------------   ------------
Total Revenues                             $ 18,678         $   46,471     $  53,613
Operating Expenses                           (6,334)           (14,064)      (14,516)
Depreciation and Amortization                (3,838)            (9,202)      (10,836)
Gain on Sale of Real Estate                  74,428             33,439             -
                                           --------         ----------     ---------
Income from Discontinued Operations        $ 82,934         $   56,644     $  28,261
                                           ========         ==========     =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9. SALE OF REAL ESTATE, CONTINUED

         In conjunction with certain property sales, the Consolidated Operating Partnership provided seller financing on behalf of certain buyers. At December 31, 2003, the Consolidated Operating Partnership had mortgage notes receivable and accrued interest outstanding of approximately $29,336, which is included as a component of Prepaid Expenses and Other Assets. At December 31, 2002, the Consolidated Operating Partnership had a mortgage note receivable and accrued interest outstanding of approximately $29,103, which is included as a component of prepaid expenses and other assets.

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

10. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                           Year Ended   Year Ended   Year Ended
                                                                           December 31, December 31, December 31,
                                                                               2003        2002          2001
                                                                           ------------ ------------ ------------
   Interest paid, net of capitalized interest ...........................   $  95,180    $  84,791    $  76,835
                                                                            =========    =========    =========
   Interest capitalized .................................................   $     761    $   7,792    $   9,950
                                                                            =========    =========    =========
Supplemental schedule of noncash investing and financing activities:
   Distribution payable on common stock/units ...........................   $  31,889    $  31,106    $  31,196
                                                                            =========    =========    =========

Issuance of Units in exchange for property ..............................   $       -    $     633    $   1,491
                                                                            =========    =========    =========

Exchange of Limited partnership units for General partnership units:
   Limited partnership units ............................................   $  (2,750)   $  (4,616)   $  (7,797)
   General partnership units ............................................       2,750        4,616        7,797
                                                                            ---------    ---------    ---------
                                                                            $       -    $       -    $       -
                                                                            =========    =========    =========
In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
   Purchase of real estate ..............................................   $ 219,091    $ 181,553    $ 204,609
   Deferred purchase price ..............................................     (10,425)           -            -
   Accounts payable and accrued expenses ................................      (1,897)      (2,140)      (2,044)
   Mortgage debt ........................................................     (20,751)     (11,844)           -
                                                                            ---------    ---------    ---------
   Acquisition of real estate ...........................................   $ 186,018    $ 167,569    $ 202,565
                                                                            =========    =========    =========

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable ........................................................   $  29,203    $  35,462    $       -
                                                                            =========    =========    =========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11. EARNINGS PER UNIT

         The computation of basic and diluted EPU is presented below:

                                                           Year Ended      Year Ended      Year Ended
                                                          December 31,    December 31,    December 31,
                                                              2003            2002           2001
                                                          ------------    ------------    ------------
Numerator:
   Income from Continuing Operations ..................   $     38,761    $     63,365    $     66,760
   Gain on Sale of Real Estate ........................          9,361          16,409          42,942
   Less: Preferred Unit Distributions .................        (20,176)        (23,432)        (28,924)
   Less: Redemption of Series B Preferred Units .......              -          (3,707)              -
                                                          ------------    ------------    ------------
   Income from Continuing Operations Available to
     Unitholders - For Basic and Diluted EPU ..........         27,946          52,635          80,778
   Discontinued Operations ............................         82,934          56,644          28,261
                                                          ------------    ------------    ------------
   Net Income Available to Unitholders
     - For Basic and Diluted EPU ......................   $    110,880    $    109,279    $    109,039
                                                          ============    ============    ============

Denominator:
   Weighted Average Units Outstanding - Basic .........     45,321,775      45,841,158      45,948,989
   Effect of Dilutive Securities of the Company that
   Result in the Issuance of General Partner Units:
   Employee and Director Common Stock Options .........         91,599         201,868         278,527
   Employee and Director Shares of Restricted Stock ...         29,561          36,327          30,568
                                                          ------------    ------------    ------------
   Weighted Average Units Outstanding - Diluted .......     45,442,935      46,079,353      46,258,084
                                                          ============    ============    ============

Basic EPU:
   Income from Continuing Operations Available to
     Unitholders ......................................   $       0.62    $       1.15    $       1.76
                                                          ============    ============    ============
   Discontinued Operations ............................   $       1.83    $       1.24    $       0.62
                                                          ============    ============    ============
   Net Income Available to Unitholders ................   $       2.45    $       2.38    $       2.37
                                                          ============    ============    ============

Diluted EPU:
   Income from Continuing Operations Available to
     Unitholders ......................................   $       0.61    $       1.14    $       1.75
                                                          ============    ============    ============
   Discontinued Operations ............................   $       1.83    $       1.23    $       0.61
                                                          ============    ============    ============
   Net Income Available to Unitholders ................   $       2.44    $       2.37    $       2.36
                                                          ============    ============    ============

         In accordance with FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the basic weighted average units outstanding for 2002 and 2001 have been adjusted to exclude restricted stock issued that has not vested. The diluted weighted average units outstanding for 2002 and 2001 have been adjusted to exclude restricted stock issued that has not vested except that these amounts include the dilution related to restricted stock outstanding for each respective year. Due to these adjustments, basic and diluted earnings per unit available to unitholders for the years ended December 31, 2002 and 2001 do not agree with the basic and diluted earnings per unit available to unitholders reported in 2002's Form 10-K. The basic and diluted earnings per unit available to unitholders reported in the table above for the years ended December 31, 2002 and 2001 exceeds the basic and diluted earnings per unit available to unitholders reported in 2002's Form 10-K by $.01 per unit and $.02 per unit, respectively.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12. FUTURE RENTAL REVENUES

         The Consolidated Operating Partnership's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2003 are approximately as follows:

2004                 $ 190,022
2005                   149,832
2006                   107,049
2007                    76,778
2008                    53,616
Thereafter              78,203
                     ---------
Total                $ 655,500
                     =========

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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2003, stock options and restricted stock covering 3.4 million shares were outstanding and 3.1 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                                          Weighted
                                                                           Average       Exercise Price
                                                             Shares     Exercise Price      per Share
                                                           ---------    --------------   ---------------
Outstanding at December 31, 2000                           3,023,467       $ 27.61       $18.25-$31.13
   Granted                                                 1,030,900       $ 32.98       $31.05-$33.125
   Exercised                                                (717,836)      $ 25.99       $20.25-$31.125
   Expired or Terminated                                    (387,086)      $ 30.13       $21.125-$33.125
                                                           ---------
Outstanding at December 31, 2001                           2,949,445       $ 29.55       $18.25-$31.125
   Granted                                                   945,600       $ 30.72       $30.53-$33.15
   Exercised                                                (561,418)      $ 28.32       $22.75-$33.125
   Expired or Terminated                                    (190,992)      $ 30.52       $25.125-$33.125
                                                           ---------
Outstanding at December 31, 2002                           3,142,635       $ 30.06       $18.25-$33.15
   Exercised                                                (531,473)      $ 27.99       $20.25-$33.13
   Expired or Terminated                                    (107,149)      $ 31.34       $25.13-$33.13
                                                           ---------
Outstanding at December 31, 2003                           2,504,013       $ 30.45       $18.25-$33.15

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13. EMPLOYEE BENEFIT PLANS, CONTINUED

         The following table summarizes currently outstanding and exercisable options as of December 31, 2003:

                                   Options Outstanding                      Options Exercisable
                     ---------------------------------------------       -------------------------
                                        Weighted         Weighted                         Weighted
                                        Average           Average                          Average
                        Number         Remaining         Exercise           Number        Exercise
Range of Exercise    Outstanding   Contractual Life        Price         Exercisable        Price
Price
-----------------    -----------   ----------------     ----------       -----------      --------
$18.25-$27.69           467,422          4.46           $    25.47          467,422       $  25.47
$30.00-$33.15         2,036,591          6.76           $    31.59        1,293,302       $  31.62

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2003, 2002 and 2001, the Company, through the Operating Partnership, made matching contributions of approximately $109, $99 and $220, respectively.

         During 2003, the Company awarded 692,888 shares of restricted Common Stock to certain employees and 11,956 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $20,640 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the vesting period.

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

14. RELATED PARTY TRANSACTIONS

         The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2003, 2002 and 2001, this relative received brokerage commissions in the amount of $111, $51 and $17, respectively, from the Consolidated Operating Partnership.

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

         The Consolidated Operating Partnership has committed to the construction of 26 industrial properties totaling approximately 2.6 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $156.1 million (unaudited). Of this amount, approximately $33.9 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership's 2002 Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

         In connection with the acquisition of a property, the Consolidated Operating Partnership deferred $10,425 of the purchase price and provided a letter of credit for $10,425 which expires in January 2004. In January 2004, the Consolidated Operating Partnership paid the $10,425 of deferred purchase price and the letter of credit was returned to the Consolidated Operating Partnership. At December 31, 2003, the Consolidated Operating Partnership, through the Operating Partnership had 16 other letters of credit outstanding in the aggregate amount of $7,352. These letters of credit expire between March 2004 and December 2006.


Ground and Operating Lease Agreements

         Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which the Consolidated Operating Partnership is the lessee, as of December 31, 2003, are as follows:

2004                 $   1,924
2005                     1,594
2006                     1,773
2007                     1,084
2008                       936
Thereafter              43,941
                     ---------
Total                $  51,252
                     =========

16. SUBSEQUENT EVENTS

         On January 20, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,889.

         On February 25, 2004, the Operating Partnership declared a first quarter 2004 distribution of $.6850 per Unit which is payable on April 19, 2004. The Operating Partnership also declared first quarter 2004 distributions of $53.906 per Unit, $49.688 per Unit and $49.375 per Unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, totaling, in the aggregate, approximately $5,044, which is payable on March 31, 2004.

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

16. SUBSEQUENT EVENTS, CONTINUED

         From January 1, 2004 to March 5, 2004, the Company awarded 1,221 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $40 on the date of grant. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Operating Partnership's consolidated statements of operations over the respective vesting period.

         From January 1, 2004 to March 5, 2004, the Consolidated Operating Partnership acquired or completed development of nine industrial properties for a total estimated investment of approximately $48,096.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes quarterly financial information of the Consolidated Operating Partnership. The first, second and third fiscal quarters of 2003 and all fiscal quarters in 2002 have been restated in accordance with FAS 144. As a result, income from continuing operations and income from discontinued operations in this table will not agree to the income from continuing operations and income from discontinued operations presented in prior financial statements filed with the Securities and Exchange Commission.

                                                                                 Year Ended December 31, 2003
                                                            -----------------------------------------------------------------
                                                              First             Second              Third             Fourth
                                                             Quarter            Quarter            Quarter            Quarter
                                                            --------           --------           --------           --------
Total Revenues .........................................    $ 66,459           $ 68,250           $ 71,409           $ 74,663
Equity in Income (Loss) of Joint Ventures ..............         174                270                261               (166)
Equity in Income of Other Real estate Partnerships .....      17,228              8,044              6,516             11,544
Income from Continuing Operations ......................      14,231              6,793              6,271             11,466
Income from Discontinued Operations ....................      19,689             18,462             24,162             20,621
Gain on Sale of Real Estate ............................       1,236              1,378              4,604              2,143
Net Income .............................................      35,156             26,633             35,037             34,230
Preferred Unit Distributions ...........................      (5,044)            (5,044)            (5,044)            (5,044)
                                                            --------           --------           --------           --------
Net Income Available to Unitholders ....................    $ 30,112           $ 21,589           $ 29,993           $ 29,186
                                                            ========           ========           ========           ========

Income from Continuing Operations Available to
   Unitholders per Weighted Unit Outstanding:
     Basic .............................................    $   0.23           $   0.07           $   0.13           $   0.19
                                                            ========           ========           ========           ========
     Diluted ...........................................    $   0.23           $   0.07           $   0.13           $   0.19
                                                            ========           ========           ========           ========

Net Income Available to Unitholders per
   Weighted Average Unit Outstanding:
     Basic .............................................    $   0.67           $   0.48           $   0.66           $   0.64
                                                            ========           ========           ========           ========
     Diluted ...........................................    $   0.67           $   0.48           $   0.66           $   0.64
                                                            ========           ========           ========           ========

                             FIRST INDUSTRIAL, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                                                                    Year Ended December 31, 2002
                                                         -----------------------------------------------
                                                           First       Second        Third       Fourth
                                                          Quarter      Quarter      Quarter      Quarter
                                                         --------     --------     --------     --------
Total Revenues ......................................    $ 62,956     $ 65,631     $ 65,694     $ 66,625
Equity in Income (Loss) of Joint Ventures ...........         222          354          559         (672)
Equity in Income of Other Real estate Partnerships ..      15,395       17,668        7,182       12,793
Income from Continuing Operations ...................      20,763       19,773       11,427       11,402
Income from Discontinued Operations .................       8,644       10,581       12,598       24,821
Gain (Loss) on Sale of Real Estate ..................       5,339        4,495        8,175       (1,600)
Net Income ..........................................      34,746       34,849       32,200       34,623
Preferred Unit Distributions ........................      (7,231)      (6,113)      (5,044)      (5,044)
Redemption of Series B Preferred Units...............           -       (3,707)           -            -
                                                         --------     --------     --------     --------
Net Income Available to Unitholders .................    $ 27,515     $ 25,029     $ 27,156     $ 29,579
                                                         ========     ========     ========     ========

Income from Continuing Operations Available to
   Unitholders per Weighted Unit Outstanding:
     Basic ..........................................    $   0.41     $   0.31     $   0.32     $   0.10
                                                         ========     ========     ========     ========
     Diluted ........................................    $   0.41     $   0.31     $   0.31     $   0.10
                                                         ========     ========     ========     ========

Net Income Available to Unitholders per
   Weighted Average Unit Outstanding:
     Basic ..........................................    $   0.60     $   0.54     $   0.59     $   0.65
                                                         ========     ========     ========     ========
     Diluted ........................................    $   0.60     $   0.54     $   0.59     $   0.65
                                                         ========     ========     ========     ========

         Due to the adjustments to basic and diluted weighted average units (See
Note 11), basic and diluted earnings per unit available to unitholders presented in the above table for the quarters ended March 31, 2002, June 30, 2003 and 2002, September 30, 2003 and December 2002 may not agree with the basic and diluted earnings per unit available to unitholders reported in the 2003 and 2002 Form 10Qs. The impact of the adjustments on earnings per unit available to unitholders in such quarters ranges from $.01 per unit to $.02 per unit.

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Partners of
  First Industrial, L.P.

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 of First Industrial, L.P. and its subsidiaries which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, First Industrial, L.P. and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".



                                                      PricewaterhouseCoopers LLP

Chicago, Illinois
March 9, 2004

                               FIRST INDUSTRIAL LP
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                         COSTS
                                                                                      CAPITALIZED
                                                                                     SUBSEQUENT TO
                                                                         (B)         ACQUISITION OR
                                                                     INITIAL COST      COMPLETION
                                      LOCATION            (A)      ----------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)     ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                 ------------------  ------------  -----  ---------  --------------
ATLANTA
1650 GA Highway 155              McDonough, GA                       788    4,544          344
14101 Industrial Park Boulevard  Covington, GA                       285    1,658          549
801-804 Blacklawn Road           Conyers, GA                         361    2,095          767
1665 Dogwood Drive               Conyers, GA                         635    3,662          234
1715 Dogwood Drive               Conyers, GA                         288    1,675          245
11235 Harland Drive              Covington, GA                       125      739           70
4050 Southmeadow Parkway         Atlanta, GA                         401    2,813          230
4051 Southmeadow Parkway         Atlanta, GA                         726    4,130        1,149
4071 Southmeadow Parkway         Atlanta, GA                         750    4,460          981
3312 N. Berkeley Lake Road       Duluth, GA                        2,937   16,644        1,891
370 Great Southwest Parkway (i)  Atlanta, GA                         527    2,984          716
955 Cobb Place                   Kennesaw, GA                        780    4,420          530
220 Greenwood Court              McDonough, GA                     2,015        -        8,819
1255 Oakbrook Drive              Norcross, GA                        195    1,107           71
1256 Oakbrook Drive              Norcross, GA                        336    1,907          235
1265 Oakbrook Drive              Norcross, GA                        307    1,742          160
1266 Oakbrook Drive              Norcross, GA                        234    1,326           39
1275 Oakbrook Drive              Norcross, GA                        400    2,269           85
1280 Oakbrook Drive              Norcross, GA                        281    1,592          188
1300 Oakbrook Drive              Norcross, GA                        420    2,381           43
1325 Oakbrook Drive              Norcross, GA                        332    1,879          137
1351 Oakbrook Drive              Norcross, GA                        370    2,099          105
1346 Oakbrook Drive              Norcross, GA                        740    4,192           84
1412 Oakbrook Drive              Norcross, GA                        313    1,776           65
7800 The Bluffs (s)              Austell, GA                         490    2,415          375
3060 South Park Blvd             Ellenwood, GA                     1,600   12,464          919

BALTIMORE
3431 Benson                      Baltimore, MD                       553    3,062          111
1801 Portal                      Baltimore, MD                       251    1,387          176
1811 Portal                      Baltimore, MD                       327    1,811          340
1831 Portal                      Baltimore, MD                       268    1,486          452
1821 Portal                      Baltimore, MD                       430    2,380        1,490
1820 Portal                      Baltimore, MD            (f)        884    4,891          455
4845 Governers Way               Frederick, MD                       810    4,487          304
8900 Yellow Brick Road           Baltimore, MD                       447    2,473          368
7476 New Ridge                   Hanover, MD                         394    2,182          208
8779 Greenwood Place             Savage, MD                          704    3,896          679
1350 Blair Drive                 Odenton, MD                         301    1,706          244
1360 Blair Drive                 Odenton, MD                         321    1,820           85
1370 Blair Drive                 Odenton, MD                         381    2,161          125
9020 Mendenhall Court            Columbia, MD                        530    3,001          227
504 Advantage Way (s)            Aberdeen, MD                      2,799   15,864          368
9700 Martin Luther King Hwy (s)  Lanham, MD                          700    1,920          281
9730 Martin Luther King Hwy (s)  Lanham, MD                          500      955          479
4600 Boston Way                  Lanham, MD                        1,400    2,482          239
4621 Boston Way (s)              Lanham, MD                        1,100    3,070          174
4720 Boston Way (s)              Lanham, MD                        1,200    2,174          550
4700 Boston Way                  Lanham, MD                          820      907          318
9800 Martin Luther King Hwy      Lanham, MD                        1,200    2,457          543

CENTRAL PENNSYLVANIA
16522 Hunters Green Parkway      Hagerstown, MD           (g)      1,390   13,104        3,881

CHICAGO
3600 West Pratt Avenue           Lincolnwood, IL                   1,050    5,767        1,114
6750 South Sayre Avenue          Bedford Park, IL                    224    1,309          431
585 Slawin Court                 Mount Prospect, IL                  611    3,505          153
2300 Windsor Court               Addison, IL                         688    3,943          659

                                                          GROSS AMOUNT CARRIED
                                                      AT CLOSE OF PERIOD 12/31/03
                                                     -----------------------------  ACCUMULATED
                                      LOCATION               BUILDING AND           DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                    (CITY/STATE)     LAND    IMPROVEMENTS   TOTAL     12/31/03    RENOVATED    LIVES (YEARS)
----------------                 ------------------  -----  --------------  ------  ------------  -----------  -------------
ATLANTA
1650 GA Highway 155              McDonough, GA         788       4,888       5,676      1,294           1991       (o)
14101 Industrial Park Boulevard  Covington, GA         285       2,207       2,492        471           1984       (o)
801-804 Blacklawn Road           Conyers, GA           361       2,862       3,223        749           1982       (o)
1665 Dogwood Drive               Conyers, GA           635       3,895       4,530        942           1973       (o)
1715 Dogwood Drive               Conyers, GA           288       1,920       2,208        525           1973       (o)
11235 Harland Drive              Covington, GA         125         809         934        199           1988       (o)
4050 Southmeadow Parkway         Atlanta, GA           425       3,019       3,444        724           1991       (o)
4051 Southmeadow Parkway         Atlanta, GA           726       5,279       6,005      1,162           1989       (o)
4071 Southmeadow Parkway         Atlanta, GA           828       5,363       6,191      1,311           1991       (o)
3312 N. Berkeley Lake Road       Duluth, GA          3,052      18,420      21,472      3,703           1969       (o)
370 Great Southwest Parkway (i)  Atlanta, GA           546       3,680       4,226        858           1986       (o)
955 Cobb Place                   Kennesaw, GA          804       4,926       5,730        745           1991       (o)
220 Greenwood Court              McDonough, GA       1,700       9,134      10,834        476           2000       (o)
1255 Oakbrook Drive              Norcross, GA          197       1,177       1,374         70           1984       (o)
1256 Oakbrook Drive              Norcross, GA          339       2,140       2,478        134           1984       (o)
1265 Oakbrook Drive              Norcross, GA          309       1,901       2,210        111           1984       (o)
1266 Oakbrook Drive              Norcross, GA          235       1,363       1,599         82           1984       (o)
1275 Oakbrook Drive              Norcross, GA          403       2,351       2,754        140           1986       (o)
1280 Oakbrook Drive              Norcross, GA          283       1,778       2,061        102           1986       (o)
1300 Oakbrook Drive              Norcross, GA          423       2,422       2,845        146           1986       (o)
1325 Oakbrook Drive              Norcross, GA          334       2,014       2,348        116           1986       (o)
1351 Oakbrook Drive              Norcross, GA          373       2,201       2,574        138           1984       (o)
1346 Oakbrook Drive              Norcross, GA          744       4,271       5,015        257           1985       (o)
1412 Oakbrook Drive              Norcross, GA          315       1,840       2,155        110           1985       (o)
7800 The Bluffs (s)              Austell, GA           495       2,785       3,280         65           1995       (o)
3060 South Park Blvd             Ellenwood, GA       1,603      13,380      14,983        305           1992       (o)

BALTIMORE
3431 Benson                      Baltimore, MD         562       3,164       3,726        453           1988       (o)
1801 Portal                      Baltimore, MD         271       1,542       1,813        227           1987       (o)
1811 Portal                      Baltimore, MD         354       2,125       2,478        390           1987       (o)
1831 Portal                      Baltimore, MD         290       1,916       2,206        351           1990       (o)
1821 Portal                      Baltimore, MD         468       3,833       4,301        845           1986       (o)
1820 Portal                      Baltimore, MD         899       5,330       6,230        751           1982       (o)
4845 Governers Way               Frederick, MD         824       4,777       5,601        667           1988       (o)
8900 Yellow Brick Road           Baltimore, MD         475       2,812       3,287        404           1982       (o)
7476 New Ridge                   Hanover, MD           401       2,383       2,784        352           1987       (o)
8779 Greenwood Place             Savage, MD            727       4,552       5,279        513           1978       (o)
1350 Blair Drive                 Odenton, MD           314       1,937       2,251        178           1991       (o)
1360 Blair Drive                 Odenton, MD           331       1,894       2,225        142           1991       (o)
1370 Blair Drive                 Odenton, MD           394       2,273       2,667        177           1991       (o)
9020 Mendenhall Court            Columbia, MD          536       3,221       3,757        176           1981       (o)
504 Advantage Way (s)            Aberdeen, MD        2,802      16,229      19,031        253      1987/1992       (o)
9700 Martin Luther King Hwy (s)  Lanham, MD            700       2,201       2,901         10           1980       (o)
9730 Martin Luther King Hwy (s)  Lanham, MD            500       1,434       1,934          9           1980       (o)
4600 Boston Way                  Lanham, MD          1,400       2,721       4,121         22           1980       (o)
4621 Boston Way (s)              Lanham, MD          1,100       3,244       4,344         23           1980       (o)
4720 Boston Way (s)              Lanham, MD          1,200       2,724       3,924         10           1979       (o)
4700 Boston Way                  Lanham, MD            820       1,225       2,045         12           1979       (o)
9800 Martin Luther King Hwy      Lanham, MD          1,200       3,000       4,200         17           1978       (o)

CENTRAL PENNSYLVANIA
16522 Hunters Green Parkway      Hagerstown, MD      1,863      16,512      18,375        304           2000       (o)

CHICAGO
3600 West Pratt Avenue           Lincolnwood, IL     1,050       6,881       7,931      1,630        1953/88       (o)
6750 South Sayre Avenue          Bedford Park, IL      224       1,740       1,964        386           1975       (o)
585 Slawin Court                 Mount Prospect, IL    611       3,658       4,269        791           1992       (o)
2300 Windsor Court               Addison, IL           696       4,594       5,290      1,352           1986       (o)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                       ACQUISITION OR
                                                                           (b)           COMPLETION
                                      LOCATION              (a)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)       ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                 --------------------  ------------  -----  ---------  --------------
3505 Thayer Court                Aurora, IL                            430    2,472           45
305-311 Era Drive                Northbrook, IL                        200    1,154          157
4330 South Racine Avenue         Chicago, IL                           448    1,893          520
12241 Melrose Street             Franklin Park, IL                     332    1,931        1,924
11939 S Central Avenue           Alsip, IL                           1,208    6,843        2,166
405 East Shawmut                 LaGrange, IL                          368    2,083          160
1010-50 Sesame Street            Bensenville, IL                       979    5,546        1,531
5555 West 70th Place             Bedford Park, IL                      146      829          280
7401 South Pulaski               Chicago, IL                           664    3,763        1,311
7501 S. Pulaski                  Chicago, IL                           360    2,038        1,016
385 Fenton Lane                  West Chicago, IL                      868    4,918          567
335 Crossroad Parkway            Bolingbrook, IL                     1,560    8,840        1,101
905 Paramount                    Batavia, IL                           243    1,375          383
1005 Paramount                   Batavia, IL                           282    1,600          360
2120-24 Roberts                  Broadview, IL                         220    1,248          429
3575 Stern Avenue                St. Charles, IL                       431    2,386           50
3810 Stern Avenue                St. Charles, IL                       589    3,262           45
700 Business Center Drive        Mount Prospect, IL                    270    1,492          120
555 Business Center Drive        Mount Prospect, IL                    241    1,336           83
800 Business Center Drive        Mount Prospect, IL                    631    3,493          233
580 Slawin Court                 Mount Prospect, IL                    233    1,292          140
1150 Feehanville Drive           Mount Prospect, IL                    260    1,437          117
1200 Business Center Drive       Mount Prospect, IL                    765    4,237          386
1331 Business Center Drive       Mount Prospect, IL                    235    1,303          136
19W661 101st Street              Lemont, IL                          1,200    6,643          153
19W751 101st Street              Lemont, IL                            789    4,368          224
175 Wall Street                  Glendale Heights, IL                  427    2,363           43
800-820 Thorndale Avenue         Bensenville, IL                       751    4,159           66
830-890 Supreme Drive            Bensenville, IL                       671    3,714          165
1400-1436 Brook Drive            Downers Grove, IL         (h)       1,900    3,787          577
1661 Feehanville Drive           Mount Prospect, IL                    985    5,455          565
5100 West 70th Place (s)         Bedford Park, IL                    2,250    5,050        3,122

CINCINNATI
9900-9970 Princeton              Cincinnati, OH                        545    3,088        1,584
2940 Highland Avenue             Cincinnati, OH                      1,717    9,730        2,148
4700-4750 Creek Road             Blue Ash, OH                        1,080    6,118        1,017
12072 Best Place                 Springboro, OH                        426        -        3,411
901 Pleasant Valley Drive        Springboro, OH                        304    1,721          301
4440 Mulhauser Road              Cincinnati, OH                      1,067       39        5,368
4434 Mulhauser Road              Cincinnati, OH                        444       16        4,519
9449 Glades Drive                Hamilton, OH                            -        -        4,813
420 Wards Corner Road (s)        Loveland, OH                          600    1,083          743
422 Wards Corner Road (s)        Loveland, OH                          600    1,811          551
10901 Kenwood (s)                Blue Ash, OH                          750    1,650          (50)

COLUMBUS
3800 Lockbourne Industrial
  Pkwy (r)                       Columbus, OH                        1,133    6,421          127
1819 North Walcutt Road (r)      Columbus, OH                          810    4,590         (566)
4300 Cemetery Road (r)           Hillard, OH                         1,103    6,248       (1,794)
4115 Leap Road (i)               Hillard, OH                           758    4,297          476
3300 Lockbourne                  Columbus, OH                          708    3,920        1,107

DALLAS/FORT WORTH

1275-1281 Roundtable Drive       Dallas, TX                            148      839           28
2406-2416 Walnut Ridge           Dallas, TX                            178    1,006          286
12750 Perimeter Drive            Dallas, TX                            638    3,618          245
1324-1343 Roundtable Drive       Dallas, TX                            178    1,006          293
2401-2419 Walnut Ridge           Dallas, TX                            148      839          114
4248-4252 Simonton               Farmers Ranch, TX                     888    5,032          435
900-906 Great Southwest Pkwy     Arlington, TX                         237    1,342          428
2179 Shiloh Road                 Garland, TX                           251    1,424          127
2159 Shiloh Road                 Garland, TX                           108      610           55
2701 Shiloh Road                 Garland, TX                           818    4,636        1,228
12784 Perimeter Drive (j)        Dallas, TX                            350    1,986          576
3000 West Commerce               Dallas, TX                            456    2,584          530
3030 Hansboro                    Dallas, TX                            266    1,510          476
5222 Cockrell Hill               Dallas, TX                            296    1,677          389
405-407 113th                    Arlington, TX                         181    1,026          180
816 111th Street                 Arlington, TX                         251    1,421           62
7341 Dogwood Park                Richland Hills, TX                     79      435           56
7427 Dogwood Park                Richland Hills, TX                     96      532           73
7348-54 Tower Street             Richland Hills, TX                     88      489           66

                                                            GROSS AMOUNT CARRIED
                                                        AT CLOSE OF PERIOD 12/31/03
                                                       -----------------------------  ACCUMULATED
                                      LOCATION                 BUILDING AND           DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                    (CITY/STATE)       LAND    IMPROVEMENTS   TOTAL     12/31/03    RENOVATED    LIVES (YEARS)
----------------                 --------------------  -----  --------------  ------  ------------  -----------  -------------
3505 Thayer Court                Aurora, IL              430      2,517        2,947       607         1989           (o)
305-311 Era Drive                Northbrook, IL          205      1,307        1,511       338         1978           (o)
4330 South Racine Avenue         Chicago, IL             468      2,393        2,861     1,688         1978           (o)
12241 Melrose Street             Franklin Park, IL       469      3,718        4,187       817         1969           (o)
11939 S Central Avenue           Alsip, IL             1,305      8,911       10,216     1,319         1972           (o)
405 East Shawmut                 LaGrange, IL            387      2,222        2,610       353         1965           (o)
1010-50 Sesame Street            Bensenville, IL       1,048      7,007        8,056       890         1976           (o)
5555 West 70th Place             Bedford Park, IL        157      1,098        1,255       163         1973           (o)
7401 South Pulaski               Chicago, IL             669      5,069        5,738       837       1975/86          (o)
7501 S. Pulaski                  Chicago, IL             318      3,097        3,414       605       1975/86          (o)
385 Fenton Lane                  West Chicago, IL        884      5,468        6,353       860         1990           (o)
335 Crossroad Parkway            Bolingbrook, IL       1,585      9,917       11,501     1,697         1996           (o)
905 Paramount                    Batavia, IL             252      1,749        2,001       259         1977           (o)
1005 Paramount                   Batavia, IL             293      1,950        2,243       293         1978           (o)
2120-24 Roberts                  Broadview, IL           231      1,666        1,897       306         1960           (o)
3575 Stern Avenue                St. Charles, IL         436      2,431        2,867       187       1979/84          (o)
3810 Stern Avenue                St. Charles, IL         596      3,301        3,897       254         1985           (o)
700 Business Center Drive        Mount Prospect, IL      288      1,594        1,882       123         1980           (o)
555 Business Center Drive        Mount Prospect, IL      252      1,409        1,661       109         1981           (o)
800 Business Center Drive        Mount Prospect, IL      666      3,691        4,357       284       1988/99          (o)
580 Slawin Court                 Mount Prospect, IL      254      1,411        1,666       108         1985           (o)
1150 Feehanville Drive           Mount Prospect, IL      273      1,541        1,814       125         1983           (o)
1200 Business Center Drive       Mount Prospect, IL      814      4,575        5,388       389      1988/2000         (o)
1331 Business Center Drive       Mount Prospect, IL      255      1,419        1,674       109         1985           (o)
19W661 101st Street              Lemont, IL            1,200      6,795        7,995       378         1988           (o)
19W751 101st Street              Lemont, IL              812      4,570        5,382       256         1991           (o)
175 Wall Street                  Glendale Heights, IL    433      2,400        2,833       115         1990           (o)
800-820 Thorndale Avenue         Bensenville, IL         760      4,215        4,976       114         1985           (o)
830-890 Supreme Drive            Bensenville, IL         679      3,871        4,550       119         1981           (o)
1400-1436 Brook Drive            Downers Grove, IL     1,906      4,357        6,264       193         1972           (o)
1661 Feehanville Drive           Mount Prospect, IL    1,044      5,961        7,005       452         1986           (o)
5100 West 70th Place (s)         Bedford Park, IL      2,282      8,140       10,422       167      1978/1988         (o)

CINCINNATI
9900-9970 Princeton              Cincinnati, OH          566      4,650        5,216     1,043         1970           (o)
2940 Highland Avenue             Cincinnati, OH        1,772     11,823       13,595     2,460       1969/74          (o)
4700-4750 Creek Road             Blue Ash, OH          1,109      7,105        8,214     1,662         1960           (o)
12072 Best Place                 Springboro, OH          443      3,394        3,837       677         1984           (o)
901 Pleasant Valley Drive        Springboro, OH          316      2,010        2,326       377       1984/94          (o)
4440 Mulhauser Road              Cincinnati, OH          655      5,819        6,474       853         1999           (o)
4434 Mulhauser Road              Cincinnati, OH          463      4,515        4,978       555         1999           (o)
9449 Glades Drive                Hamilton, OH              2      4,811        4,813       570         1999           (o)
420 Wards Corner Road (s)        Loveland, OH            603      1,823        2,426        62         1985           (o)
422 Wards Corner Road (s)        Loveland, OH            603      2,358        2,962        89         1985           (o)
10901 Kenwood (s)                Blue Ash, OH            750      1,600        2,350        14         1960           (o)

COLUMBUS
3800 Lockbourne Industrial
  Pkwy (r)                       Columbus, OH          1,045      6,636        7,681     1,697         1986           (o)
1819 North Walcutt Road (r)      Columbus, OH            637      4,197        4,834       842         1973           (o)
4300 Cemetery Road (r)           Hillard, OH             764      4,792        5,556       892       1968/83          (o)
4115 Leap Road (i)               Hillard, OH             756      4,774        5,531       646         1977           (o)
3300 Lockbourne                  Columbus, OH            710      5,024        5,734       722         1964           (o)

DALLAS/FORT WORTH

1275-1281 Roundtable Drive       Dallas, TX              117        897        1,015       158         1966           (o)
2406-2416 Walnut Ridge           Dallas, TX              183      1,287        1,470       191         1978           (o)
12750 Perimeter Drive            Dallas, TX              660      3,842        4,501       594         1979           (o)
1324-1343 Roundtable Drive       Dallas, TX              184      1,293        1,477       247         1972           (o)
2401-2419 Walnut Ridge           Dallas, TX              153        948        1,101       137         1978           (o)
4248-4252 Simonton               Farmers Ranch, TX       920      5,435        6,355       874         1973           (o)
900-906 Great Southwest Pkwy     Arlington, TX           270      1,737        2,007       238         1972           (o)
2179 Shiloh Road                 Garland, TX             256      1,545        1,802       241         1982           (o)
2159 Shiloh Road                 Garland, TX             110        663          773       106         1982           (o)
2701 Shiloh Road                 Garland, TX             923      5,759        6,682       863         1981           (o)
12784 Perimeter Drive (i)        Dallas, TX              396      2,515        2,912       389         1981           (o)
3000 West Commerce               Dallas, TX              469      3,101        3,570       436         1980           (o)
3030 Hansboro                    Dallas, TX              276      1,977        2,252       335         1971           (o)
5222 Cockrell Hill               Dallas, TX              306      2,056        2,363       287         1973           (o)
405-407 113th                    Arlington, TX           185      1,201        1,386       245         1969           (o)
816 111th Street                 Arlington, TX           258      1,476        1,734       229         1972           (o)
7341 Dogwood Park                Richland Hills, TX       84        486          570        61         1973           (o)
7427 Dogwood Park                Richland Hills, TX      102        600          702        76         1973           (o)
7348-54 Tower Street             Richland Hills, TX       94        549          643        71         1978           (o)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                       ACQUISITION OR
                                                                           (B)           COMPLETION
                                      LOCATION              (A)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)       ENCUMBRANCES  LAND   BUILDINGS   PROVISION
----------------                 --------------------  ------------  -----  ---------  --------------
7370 Dogwood Park                Richland Hills, TX                     91       503          106
7339-41 Tower Street             Richland Hills, TX                     98       541           69
7437-45 Tower Street             Richland Hills, TX                    102       563           77
7331-59 Airport Freeway          Richland Hills, TX                    354     1,958          351
7338-60 Dogwood Park             Richland Hills, TX                    106       587          110
7450-70 Dogwood Park             Richland Hills, TX                    106       584          168
7423-49 Airport Freeway          Richland Hills, TX                    293     1,621          514
7400 Whitehall Street            Richland Hills, TX                    109       603          114
1602-1654 Terre Colony           Dallas, TX                            458     2,596          168
3330 Duncanville Road            Dallas, TX                            197     1,114           28
6851-6909 Snowden Road           Fort Worth, TX                      1,025     5,810          330
2351-2355 Merritt Drive          Garland, TX                           101       574           66
10575 Vista Park                 Dallas, TX                            366     2,074           32
701-735 North Plano Road         Richardson, TX                        696     3,944          110
2259 Merritt Drive               Garland, TX                            96       544           43
2260 Merritt Drive               Garland, TX                           319     1,806           42
2220 Merritt Drive               Garland, TX                           352     1,993          255
2010 Merritt Drive               Garland, TX                           350     1,981          159
2363 Merritt Drive               Garland, TX                            73       412            7
2447 Merritt Drive               Garland, TX                            70       395            7
2465-2475 Merritt Drive          Garland, TX                            91       514            9
2485-2505 Merritt Drive          Garland, TX                           431     2,440           87
17919 Waterview Parkway          Dallas, TX                            833     4,718           94
2081 Hutton Drive - Bldg 1 (j)   Carrolton, TX                         448     2,540          416
2150 Hutton Drive                Carrolton, TX                         192     1,089          244
2110 Hutton Drive                Carrolton, TX                         374     2,117          188
2025 McKenzie Drive              Carrolton, TX                         437     2,478          417
2019 McKenzie Drive              Carrolton, TX                         502     2,843          200
1420 Valwood Parkway -
  Bldg 1 (i)                     Carrolton, TX                         460     2,608          509
1620 Valwood Parkway (j)         Carrolton, TX                       1,089     6,173        1,093
1505 Luna Road - Bldg II         Carrolton, TX                         167       948           55
1625 West Crosby Road            Carrolton, TX                         617     3,498          764
2029-2035 McKenzie Drive         Carrolton, TX                         330     1,870          990
1840 Hutton Drive (i)            Carrolton, TX                         811     4,597          542
1420 Valwood Pkwy - Bldg II      Carrolton, TX                         373     2,116          327
2015 McKenzie Drive              Carrolton, TX                         510     2,891          344
2105 McDaniel Drive              Carrolton, TX                         502     2,844          727
2009 McKenzie Drive              Carrolton, TX                         476     2,699          344
1505 Luna Road - Bldg I          Carrolton, TX                         521     2,953          105
900-1100 Avenue S                Grand Prairie, TX                     623     3,528          321
15001 Trinity Blvd               Ft. Worth, TX                         529     2,998           36
Plano Crossing (k)               Plano, TX                           1,961    11,112          132
7413A-C Dogwood Park             Richland Hills, TX                    110       623          105
7450 Tower Street                Richland Hills, TX                     36       204            5
7436 Tower Street                Richland Hills, TX                     57       324           18
7501 Airport Freeway             Richland Hills, TX                    113       638           14
7426 Tower Street                Richland Hills, TX                     76       429            7
7427-7429 Tower Street           Richland Hills, TX                     75       427           14
2840-2842 Handley Ederville Rd   Richland Hills, TX                    112       635           14
7451-7477 Airport Freeway        Richland Hills, TX                    256     1,453           98
7415 Whitehall Street            Richland Hills, TX                    372     2,107           83
7450 Whitehall Street            Richland Hills, TX                    104       591           10
7430 Whitehall Street            Richland Hills, TX                    143       809           15
7420 Whitehall Street            Richland Hills, TX                    110       621           23
300 Wesley Way                   Richland Hills, TX                    208     1,181           16
2104 Hutton Drive                Carrolton, TX                         246     1,393           59
Addison Tech Ctr - Bldg B        Addison, TX                         1,647     6,400          173
7337 Dogwood Park                Richland Hills, TX                     80       453           13
7334 Tower Street                Richland Hills, TX                     69       393           12
7451 Dogwood Park                Richland Hills, TX                    133       753          181
2821 Cullen Street               Fort Worth, TX                         71       404            5
1905 110th Street (s)            Grand Prairie, TX                     700       696         (171)

DAYTON

6094-6104 Executive Blvd         Huber Heights, OH                     181     1,025          207
6202-6220 Executive Blvd         Huber Heights, OH                     268     1,521          187
6268-6294 Executive Blvd         Huber Heights, OH                     255     1,444          285
5749-5753 Executive Blvd         Huber Heights, OH                      50       282          104
6230-6266 Executive Blvd         Huber Heights, OH                     271     1,534          548
2200-2224 Sandridge Road         Moriane, OH                           218     1,233          147
8119-8137 Uehling Lane           Dayton, OH                            103       572           69

DENVER

7100 North Broadway - 1          Denver, CO                            201     1,141          357

                                                           GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD 12/31/03
                                                       ----------------------------  ACCUMULATED
                                      LOCATION                 BUILDING AND          DEPRECIATION  YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                    (CITY/STATE)       LAND    IMPROVEMENTS  TOTAL     12/31/03      RENOVATED   LIVES (YEARS)
----------------                 --------------------  ------  ------------  ------  ------------  -----------  --------------
7370 Dogwood Park                Richland Hills, TX       96         603        700        79          1987           (o)
7339-41 Tower Street             Richland Hills, TX      104         604        708        80          1980           (o)
7437-45 Tower Street             Richland Hills, TX      108         633        741        81          1977           (o)
7331-59 Airport Freeway          Richland Hills, TX      372       2,291      2,663       363          1987           (o)
7338-60 Dogwood Park             Richland Hills, TX      112         691        803       109          1978           (o)
7450-70 Dogwood Park             Richland Hills, TX      112         746        857       128          1985           (o)
7423-49 Airport Freeway          Richland Hills, TX      308       2,120      2,428       391          1985           (o)
7400 Whitehall Street            Richland Hills, TX      115         711        827       142          1994           (o)
1602-1654 Terre Colony           Dallas, TX              468       2,755      3,223       287          1981           (o)
3330 Duncanville Road            Dallas, TX              199       1,139      1,338        92          1987           (o)
6851-6909 Snowden Road           Fort Worth, TX        1,038       6,127      7,165       584        1985/86          (o)
2351-2355 Merritt Drive          Garland, TX             103         639        741        63          1986           (o)
10575 Vista Park                 Dallas, TX              371       2,102      2,472       171          1988           (o)
701-735 North Plano Road         Richardson, TX          705       4,045      4,750       331        1972/94          (o)
2259 Merritt Drive               Garland, TX              97         586        683        78          1986           (o)
2260 Merritt Drive               Garland, TX             323       1,844      2,167       149        1986/99          (o)
2220 Merritt Drive               Garland, TX             356       2,244      2,600       169       1986/2000         (o)
2010 Merritt Drive               Garland, TX             354       2,136      2,489       290          1986           (o)
2363 Merritt Drive               Garland, TX              74         418        492        34          1986           (o)
2447 Merritt Drive               Garland, TX              71         401        472        33          1986           (o)
2465-2475 Merritt Drive          Garland, TX              92         522        614        42          1986           (o)
2485-2505 Merritt Drive          Garland, TX             436       2,521      2,957       212          1986           (o)
17919 Waterview Parkway          Dallas, TX              843       4,801      5,644       404          1987           (o)
2081 Hutton Drive - Bldg 1 (j)   Carrolton, TX           453       2,951      3,404       271          1981           (o)
2150 Hutton Drive                Carrolton, TX           194       1,331      1,525       125          1980           (o)
2110 Hutton Drive                Carrolton, TX           377       2,301      2,678       190          1985           (o)
2025 McKenzie Drive              Carrolton, TX           442       2,890      3,332       230          1985           (o)
2019 McKenzie Drive              Carrolton, TX           507       3,039      3,545       237          1985           (o)
1420 Valwood Parkway -
  Bldg 1 (i)                     Carrolton, TX           466       3,111      3,577       247          1986           (o)
1620 Valwood Parkway (j)         Carrolton, TX         1,100       7,255      8,355       599          1986           (o)
1505 Luna Road - Bldg II         Carrolton, TX           169       1,001      1,169        80          1988           (o)
1625 West Crosby Road            Carrolton, TX           631       4,248      4,879       507          1988           (o)
2029-2035 McKenzie Drive         Carrolton, TX           306       2,884      3,190       228          1985           (o)
1840 Hutton Drive (i)            Carrolton, TX           819       5,132      5,951       375          1986           (o)
1420 Valwood Pkwy - Bldg II      Carrolton, TX           377       2,440      2,817       185          1986           (o)
2015 McKenzie Drive              Carrolton, TX           516       3,229      3,745       258          1986           (o)
2105 McDaniel Drive              Carrolton, TX           507       3,566      4,073       242          1986           (o)
2009 McKenzie Drive              Carrolton, TX           481       3,038      3,519       237          1987           (o)
1505 Luna Road - Bldg I          Carrolton, TX           529       3,050      3,579       214          1988           (o)
900-1100 Avenue S                Grand Prairie, TX       629       3,842      4,471       135          1985           (o)
15001 Trinity Blvd               Ft. Worth, TX           534       3,029      3,563       101          1984           (o)
Plano Crossing (k)               Plano, TX             1,981      11,224     13,204       374          1998           (o)
7413A-C Dogwood Park             Richland Hills, TX      111         727        838        21          1990           (o)
7450 Tower Street                Richland Hills, TX       36         208        245         7          1977           (o)
7436 Tower Street                Richland Hills, TX       58         342        400        13          1979           (o)
7501 Airport Freeway             Richland Hills, TX      115         649        764        20          1983           (o)
7426 Tower Street                Richland Hills, TX       76         435        511        14          1978           (o)
7427-7429 Tower Street           Richland Hills, TX       76         440        516        14          1981           (o)
2840-2842 Handley Ederville Rd   Richland Hills, TX      113         648        762        21          1977           (o)
7451-7477 Airport Freeway        Richland Hills, TX      259       1,548      1,807        63          1984           (o)
7415 Whitehall Street            Richland Hills, TX      375       2,186      2,561        76          1986           (o)
7450 Whitehall Street            Richland Hills, TX      105         600        705        19          1978           (o)
7430 Whitehall Street            Richland Hills, TX      144         822        966        26          1985           (o)
7420 Whitehall Street            Richland Hills, TX      111         643        754        22          1985           (o)
300 Wesley Way                   Richland Hills, TX      211       1,196      1,406        38          1995           (o)
2104 Hutton Drive                Carrolton, TX           249       1,449      1,698       116          1990           (o)
Addison Tech Ctr - Bldg B        Addison, TX           1,647       6,573      8,220       245          2001           (o)
7337 Dogwood Park                Richland Hills, TX       81         466        547        15          1975           (o)
7334 Tower Street                Richland Hills, TX       70         405        475        13          1975           (o)
7451 Dogwood Park                Richland Hills, TX      134         932      1,066        52          1977           (o)
2821 Cullen Street               Fort Worth, TX           72         409        481        13          1961           (o)
1905 110th Street (s)            Grand Prairie, TX       705         520      1,225        35          1974           (o)

DAYTON

6094-6104 Executive Blvd         Huber Heights, OH       184       1,230      1,413       284          1975           (o)
6202-6220 Executive Blvd         Huber Heights, OH       275       1,701      1,976       325          1996           (o)
6268-6294 Executive Blvd         Huber Heights, OH       262       1,722      1,983       370          1989           (o)
5749-5753 Executive Blvd         Huber Heights, OH        53         383        436       101          1975           (o)
6230-6266 Executive Blvd         Huber Heights, OH       280       2,072      2,353       539          1979           (o)
2200-2224 Sandridge Road         Moriane, OH             223       1,373      1,597       241          1983           (o)
8119-8137 Uehling Lane           Dayton, OH              103         641        744        86          1978           (o)

DENVER

7100 North Broadway - 1          Denver, CO              215       1,484      1,700       300          1978           (o)


                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                           (b)         ACQUISITION OR
                                                                       INITIAL COST      COMPLETION
                                       LOCATION             (a)      ----------------  AND VALUATION
BUILDING ADDRESS                     (CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS   PROVISION
----------------                  -------------------  ------------  -----  ---------  --------------
7100 North Broadway - 2           Denver, CO                           203     1,150         321
7100 North Broadway - 3           Denver, CO                           139       787         199
7100 North Broadway - 5           Denver, CO                           180     1,018         183
7100 North Broadway - 6           Denver, CO                           269     1,526         397
20100 East 32nd Avenue Parkway    Aurora, CO                           333     1,888         564
5454 Washington                   Denver, CO                           154       873         244
700 West 48th Street              Denver, CO                           302     1,711         197
702 West 48th Street              Denver, CO                           135       763         190
6425 North Washington             Denver, CO                           374     2,118         315
3370 North Peoria Street          Aurora, CO                           163       924         192
3390 North Peoria Street          Aurora, CO                           145       822          87
3508-3538 North Peoria Street     Aurora, CO                           260     1,472         405
3568 North Peoria Street          Aurora, CO                           222     1,260         256
4785 Elati                        Denver, CO                           173       981         249
4770 Fox Street                   Denver, CO                           132       750          60
1550 W. Evans                     Denver, CO                           388     2,200         401
3751-71 Revere Street             Denver, CO                           262     1,486          72
3871 Revere                       Denver, CO                           361     2,047         106
4570 Ivy Street                   Denver, CO                           219     1,239         264
5855 Stapleton Drive North        Denver, CO                           288     1,630         218
5885 Stapleton Drive North        Denver, CO                           376     2,129         248
5977-5995 North Broadway          Denver, CO                           268     1,518          96
2952-5978 North Broadway          Denver, CO                           414     2,346         596
6400 North Broadway               Denver, CO                           318     1,804         107
4721 Ironton Street               Denver, CO                           232     1,313       1,532
7100 North Broadway - 7           Denver, CO                           215     1,221         268
7100 North Broadway - 8           Denver, CO                            79       448         206
6804 East 48th Avenue             Denver, CO                           253     1,435         164
445 Bryant Street                 Denver, CO                         1,831    10,219       1,579
East 47th Drive - A               Denver, CO                           474     2,689         154
9500 West 49th Street - A         Wheatridge, CO                       283     1,625          16
9500 West 49th Street - B         Wheatridge, CO                       225     1,272          31
9500 West 49th Street - C         Wheatridge, CO                       602     3,409          96
9500 West 49th Street - D         Wheatridge, CO                       271     1,537         232
8100 South Park Way - A           Littleton, CO                        442     2,507         350
8100 South Park Way - B           Littleton, CO                        103       582         281
8100 South Park Way - C           Littleton, CO                        568     3,219         200
451-591 East 124th Avenue         Littleton, CO                        383     2,145         477
608 Garrison Street               Lakewood, CO                         265     1,501         406
610 Garrison Street               Lakewood, CO                         264     1,494         377
1111 West Evans     (A&C)         Denver, CO                           233     1,321         126
1111 West Evans     (B)           Denver, CO                            30       169          25
15000 West 6th Avenue             Golden, CO                           913     5,174         700
14998 West 6th Avenue Bldg E      Golden, CO                           565     3,199         199
14998 West 6th Avenue Bldg F      Englewood, CO                        269     1,525         216
12503 East Euclid Drive           Denver, CO                         1,219     6,905         627
6547 South Racine Circle          Denver, CO                           748     4,241         303
7800 East Iliff Avenue            Denver, CO                           188     1,067          73
2369 South Trenton Way            Denver, CO                           292     1,656         232
2422 S. Trenton Way               Denver, CO                           241     1,364         198
2452 South Trenton Way            Denver, CO                           421     2,386         128
1600 South Abilene                Aurora, CO                           465     2,633          80
1620 South Abilene                Aurora, CO                           268     1,520         122
1640 South Abilene                Aurora, CO                           368     2,085         142
13900 East Florida Ave            Aurora, CO                           189     1,071          64
14401-14492 East 33rd Place       Aurora, CO                           445     2,519         176
11701 East 53rd Avenue            Denver, CO                           416     2,355          66
5401 Oswego Street                Denver, CO                           273     1,547         349
3811 Joliet                       Denver, CO                           735     4,166         174
2630 West 2nd Avenue              Denver, CO                            51       286           5
2650 West 2nd Avenue              Denver, CO                           221     1,252          59
14818 West 6th Avenue Bldg A      Golden, CO                           494     2,799         312
14828 West 6th Avenue Bldg B      Golden, CO                           519     2,942         579
12055 E 49th Ave/4955 Peoria      Denver, CO                           298     1,688         352
4940-4950 Paris                   Denver, CO                           152       861         123
4970 Paris                        Denver, CO                            95       537          42
5010 Paris                        Denver, CO                            89       505         224
7367 South Revere Parkway         Englewood, CO                        926     5,124         191
10311 W. Hampden Ave.             Lakewood, CO                         577     2,984         359
8200 East Park Meadows Drive (i)  Lone Tree, CO                      1,297     7,348         637
3250 Quentin (i)                  Aurora, CO                         1,220     6,911         409
11585 E. 53rd Ave. (i)            Denver, CO                         1,770    10,030         305
10500 East 54th Ave. (j)          Denver, CO                         1,253     7,098         411
8820 W. 116th Street (s)          Broomfield, CO                       338     1,918          11
8835 W. 116th Street (s)          Broomfield, CO                     1,151     6,523           8

                                                           GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD 12/31/03
                                                       ---------------------------  ACCUMULATED
                                       LOCATION               BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     (CITY/STATE)      LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                  -------------------  -----  ------------  ------  ------------  -----------  -------------
7100 North Broadway - 2           Denver, CO             204      1,470      1,673       333          1978         (o)
7100 North Broadway - 3           Denver, CO             140        985      1,125       202          1978         (o)
7100 North Broadway - 5           Denver, CO             178      1,203      1,381       297          1978         (o)
7100 North Broadway - 6           Denver, CO             271      1,921      2,192       388          1978         (o)
20100 East 32nd Avenue Parkway    Aurora, CO             314      2,470      2,785       666          1997         (o)
5454 Washington                   Denver, CO             156      1,115      1,271       208          1985         (o)
700 West 48th Street              Denver, CO             307      1,903      2,210       348          1984         (o)
702 West 48th Street              Denver, CO             139        948      1,087       191          1984         (o)
6425 North Washington             Denver, CO             385      2,421      2,806       426          1983         (o)
3370 North Peoria Street          Aurora, CO             163      1,116      1,279       303          1978         (o)
3390 North Peoria Street          Aurora, CO             147        908      1,054       158          1978         (o)
3508-3538 North Peoria Street     Aurora, CO             264      1,874      2,137       300          1978         (o)
3568 North Peoria Street          Aurora, CO             225      1,514      1,738       289          1978         (o)
4785 Elati                        Denver, CO             175      1,228      1,403       246          1972         (o)
4770 Fox Street                   Denver, CO             134        808        942       146          1972         (o)
1550 W. Evans                     Denver, CO             385      2,603      2,988       409          1975         (o)
3751-71 Revere Street             Denver, CO             267      1,554      1,821       265          1980         (o)
3871 Revere                       Denver, CO             368      2,146      2,514       329          1980         (o)
4570 Ivy Street                   Denver, CO             220      1,501      1,721       326          1985         (o)
5855 Stapleton Drive North        Denver, CO             290      1,846      2,136       302          1985         (o)
5885 Stapleton Drive North        Denver, CO             380      2,372      2,753       395          1985         (o)
5977-5995 North Broadway          Denver, CO             271      1,611      1,882       266          1978         (o)
2952-5978 North Broadway          Denver, CO             422      2,935      3,357       510          1978         (o)
6400 North Broadway               Denver, CO             325      1,905      2,230       303          1982         (o)
4721 Ironton Street               Denver, CO             236      2,840      3,076       489          1969         (o)
7100 North Broadway - 7           Denver, CO             217      1,487      1,704       309          1985         (o)
7100 North Broadway - 8           Denver, CO              80        653        733       174          1985         (o)
6804 East 48th Avenue             Denver, CO             256      1,597      1,853       248          1973         (o)
445 Bryant Street                 Denver, CO           1,829     11,800     13,629     1,855          1960         (o)
East 47th Drive - A               Denver, CO             441      2,876      3,317       642          1997         (o)
9500 West 49th Street - A         Wheatridge, CO         286      1,638      1,924       292          1997         (o)
9500 West 49th Street - B         Wheatridge, CO         226      1,302      1,528       208          1997         (o)
9500 West 49th Street - C         Wheatridge, CO         600      3,507      4,107       571          1997         (o)
9500 West 49th Street - D         Wheatridge, CO         246      1,794      2,040       458          1997         (o)
8100 South Park Way - A           Littleton, CO          423      2,876      3,298       748          1997         (o)
8100 South Park Way - B           Littleton, CO          104        862        966       239          1984         (o)
8100 South Park Way - C           Littleton, CO          575      3,412      3,987       523          1984         (o)
451-591 East 124th Avenue         Littleton, CO          383      2,622      3,005       381          1979         (o)
608 Garrison Street               Lakewood, CO           267      1,905      2,172       302          1984         (o)
610 Garrison Street               Lakewood, CO           266      1,869      2,135       318          1984         (o)
1111 West Evans     (A&C)         Denver, CO             236      1,444      1,679       223          1986         (o)
1111 West Evans     (B)           Denver, CO              30        194        224        31          1986         (o)
15000 West 6th Avenue             Golden, CO             916      5,872      6,788     1,034          1985         (o)
14998 West 6th Avenue Bldg E      Golden, CO             568      3,395      3,963       576          1995         (o)
14998 West 6th Avenue Bldg F      Englewood, CO          271      1,740      2,010       378          1995         (o)
12503 East Euclid Drive           Denver, CO           1,208      7,543      8,751     1,418          1986         (o)
6547 South Racine Circle          Denver, CO             739      4,554      5,293       961          1996         (o)
7800 East Iliff Avenue            Denver, CO             190      1,138      1,328       187          1983         (o)
2369 South Trenton Way            Denver, CO             294      1,886      2,180       355          1983         (o)
2422 S. Trenton Way               Denver, CO             243      1,560      1,803       245          1983         (o)
2452 South Trenton Way            Denver, CO             426      2,509      2,935       414          1983         (o)
1600 South Abilene                Aurora, CO             467      2,711      3,178       430          1986         (o)
1620 South Abilene                Aurora, CO             270      1,640      1,911       303          1986         (o)
1640 South Abilene                Aurora, CO             382      2,213      2,595       358          1986         (o)
13900 East Florida Ave            Aurora, CO             190      1,134      1,324       193          1986         (o)
14401-14492 East 33rd Place       Aurora, CO             440      2,699      3,139       471          1979         (o)
11701 East 53rd Avenue            Denver, CO             422      2,414      2,836       381          1985         (o)
5401 Oswego Street                Denver, CO             278      1,891      2,169       330          1985         (o)
3811 Joliet                       Denver, CO             752      4,324      5,076       535          1977         (o)
2630 West 2nd Avenue              Denver, CO              51        291        342        46          1970         (o)
2650 West 2nd Avenue              Denver, CO             223      1,310      1,532       221          1970         (o)
14818 West 6th Avenue Bldg A      Golden, CO             468      3,136      3,605       618          1985         (o)
14828 West 6th Avenue Bldg B      Golden, CO             503      3,536      4,039       672          1985         (o)
12055 E 49th Ave/4955 Peoria      Denver, CO             305      2,033      2,338       410          1984         (o)
4940-4950 Paris                   Denver, CO             156        981      1,136       144          1984         (o)
4970 Paris                        Denver, CO              97        576        673        96          1984         (o)
5010 Paris                        Denver, CO              91        727        818        93          1984         (o)
7367 South Revere Parkway         Englewood, CO          934      5,307      6,241       828          1997         (o)
10311 W. Hampden Ave.             Lakewood, CO           578      3,342      3,920       491          1999         (o)
8200 East Park Meadows Drive (i)  Lone Tree, CO        1,304      7,978      9,282       670          1984         (o)
3250 Quentin (i)                  Aurora, CO           1,230      7,309      8,539       595       1984/2000       (o)
11585 E. 53rd Ave. (i)            Denver, CO           1,780     10,325     12,105       595          1984         (o)
10500 East 54th Ave. (j)          Denver, CO           1,260      7,501      8,761       435          1986         (o)
8820 W. 116th Street (s)          Broomfield, CO         338      1,928      2,266         -          2001         (o)
8835 W. 116th Street (s)          Broomfield, CO       1,152      6,530      7,682         -          2002         (o)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                       ACQUISITION OR
                                                                           (B)           COMPLETION
                                     LOCATION               (A)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                   (CITY/STATE)        ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                -------------------    ------------  -----  ---------  --------------
DETROIT

238 Executive Drive             Troy, MI                                52      173           562
256 Executive Drive             Troy, MI                                44      146           442
301 Executive Drive             Troy, MI                                71      293           614
449 Executive Drive             Troy, MI                               125      425         1,037
501 Executive Drive             Troy, MI                                71      236           644
451 Robbins Drive               Troy, MI                                96      448         1,001
1035 Crooks Road                Troy, MI                               114      414           626
1095 Crooks Road                Troy, MI                               331    1,017         1,033
1416 Meijer Drive               Troy, MI                                94      394           390
1624 Meijer Drive               Troy, MI                               236    1,406           995
1972 Meijer Drive               Troy, MI                               315    1,301           721
1621 Northwood Drive            Troy, MI                                85      351         1,039
1707 Northwood Drive            Troy, MI                                95      262         1,183
1788 Northwood Drive            Troy, MI                                50      196           574
1821 Northwood Drive            Troy, MI                               132      523           743
1826 Northwood Drive            Troy, MI                                55      208           394
1864 Northwood Drive            Troy, MI                                57      190           470
2277 Elliott Avenue             Troy, MI                                48      188           531
2451 Elliott Avenue             Troy, MI                                78      319           838
2730 Research Drive             Rochester Hills, MI                    915    4,215           747
2791 Research Drive             Rochester Hills, MI                    557    2,731           443
2871 Research Drive             Rochester Hills, MI                    324    1,487           378
2911 Research Drive             Rochester Hills, MI                    505    2,136           398
3011 Research Drive             Rochester Hills, MI                    457    2,104           349
2870 Technology Drive           Rochester Hills, MI                    275    1,262           237
2900 Technology Drive           Rochester Hills, MI                    214      977           492
2920 Technology Drive           Rochester Hills, MI                    159      671           144
2930 Technology Drive           Rochester Hills, MI                    131      594           441
2950 Technology Drive           Rochester Hills, MI                    178      819           303
23014 Commerce Drive            Farmington Hills, MI                    39      203           211
23028 Commerce Drive            Farmington Hills, MI                    98      507           439
23035 Commerce Drive            Farmington Hills, MI                    71      355           215
23042 Commerce Drive            Farmintgon Hills, MI                    67      277           331
23065 Commerce Drive            Farmington Hills, MI                    71      408           217
23070 Commerce Drive            Farmington Hills, MI                   112      442           690
23079 Commerce Drive            Farmington Hills, MI                    68      301           237
23093 Commerce Drive            Farmington Hills, MI                   211    1,024           788
23135 Commerce Drive            Farmington Hills, MI                   146      701           283
23163 Commerce Drive            Farmington Hills, MI                   111      513           319
23177 Commerce Drive            Farmington Hills, MI                   175    1,007           747
23206 Commerce Drive            Farmington Hills, MI                   125      531           626
23370 Commerce Drive            Farmington Hills, MI                    59      233           166
32450 N Avis Drive              Madison Heights, MI                    281    1,590           547
12050-12300 Hubbard (i)         Livonia, MI                            425    2,410           690
38300 Plymouth Road             Livonia, MI                            729        -         4,802
12707 Eckles Road               Plymouth Township, MI                  255    1,445           110
9300-9328 Harrison Rd           Romulus, MI                            147      834           376
9330-9358 Harrison Rd           Romulus, MI                             81      456           315
28420-28448 Highland Rd         Romulus, MI                            143      809           294
28450-28478 Highland Rd         Romulus, MI                             81      461           391
28421-28449 Highland Rd         Romulus, MI                            109      617           372
28451-28479 Highland Rd         Romulus, MI                            107      608           206
28825-28909 Highland Rd         Romulus, MI                             70      395           275
28933-29017 Highland Rd         Romulus, MI                            112      634           240
28824-28908 Highland Rd         Romulus, MI                            134      760           400
28932-29016 Highland Rd         Romulus, MI                            123      694           278
9710-9734 Harrison Rd           Romulus, MI                            125      706           173
9740-9772 Harrison Rd           Romulus, MI                            132      749           244
9840-9868 Harrison Rd           Romulus, MI                            144      815           201
9800-9824 Harrison Rd           Romulus, MI                            117      664           199
29265-29285 Airport Dr          Romulus, MI                            140      794           293
29185-29225 Airport Dr          Romulus, MI                            140      792           332
29149-29165 Airport Dr          Romulus, MI                            216    1,225           340
29101-29115 Airport Dr          Romulus, MI                            130      738           279
29031-29045 Airport Dr          Romulus, MI                            124      704           162
29050-29062 Airport Dr          Romulus, MI                            127      718           205
29120-29134 Airport Dr          Romulus, MI                            161      912           499
29200-29214 Airport Dr          Romulus, MI                            170      963           348
9301-9339 Middlebelt Rd         Romulus, MI                            124      703           181
26980 Trolley Industrial Drive  Taylor, MI                             450    2,550         1,015
32975 Capitol Avenue            Livonia, MI                            135      748           292
2725 S. Industrial Highway      Ann Arbor, MI                          660    3,654           543
32920 Capitol Avenue            Livonia, MI                             76      422            86
11862 Brookfield Avenue         Livonia, MI                             85      471           128

                                                           GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD 12/31/03
                                                       ---------------------------  ACCUMULATED
                                     LOCATION                 BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                   (CITY/STATE)        LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                -------------------    -----  ------------  ------  ------------  -----------  -------------
DETROIT

238 Executive Drive             Troy, MI                100         687        787        466        1973           (o)
256 Executive Drive             Troy, MI                 85         547        632        386        1974           (o)
301 Executive Drive             Troy, MI                133         845        978        625        1974           (o)
449 Executive Drive             Troy, MI                218       1,369      1,587        876        1975           (o)
501 Executive Drive             Troy, MI                129         822        951        425        1984           (o)
451 Robbins Drive               Troy, MI                192       1,353      1,545        917        1975           (o)
1035 Crooks Road                Troy, MI                143       1,011      1,154        596        1980           (o)
1095 Crooks Road                Troy, MI                360       2,021      2,381      1,062        1986           (o)
1416 Meijer Drive               Troy, MI                121         758        878        474        1980           (o)
1624 Meijer Drive               Troy, MI                373       2,264      2,637      1,255        1984           (o)
1972 Meijer Drive               Troy, MI                372       1,965      2,337      1,034        1985           (o)
1621 Northwood Drive            Troy, MI                215       1,261      1,475        968        1977           (o)
1707 Northwood Drive            Troy, MI                239       1,301      1,540        748        1983           (o)
1788 Northwood Drive            Troy, MI                103         717        820        462        1977           (o)
1821 Northwood Drive            Troy, MI                220       1,178      1,398        865        1977           (o)
1826 Northwood Drive            Troy, MI                103         555        657        406        1977           (o)
1864 Northwood Drive            Troy, MI                107         610        717        454        1977           (o)
2277 Elliott Avenue             Troy, MI                104         663        767        432        1975           (o)
2451 Elliott Avenue             Troy, MI                164       1,072      1,235        790        1974           (o)
2730 Research Drive             Rochester Hills, MI     903       4,974      5,877      2,601        1988           (o)
2791 Research Drive             Rochester Hills, MI     560       3,171      3,731      1,450        1991           (o)
2871 Research Drive             Rochester Hills, MI     327       1,862      2,189        848        1991           (o)
2911 Research Drive             Rochester Hills, MI     504       2,535      3,039      1,220        1992           (o)
3011 Research Drive             Rochester Hills, MI     457       2,453      2,910      1,260        1988           (o)
2870 Technology Drive           Rochester Hills, MI     279       1,495      1,774        767        1988           (o)
2900 Technology Drive           Rochester Hills, MI     219       1,464      1,683        771        1992           (o)
2920 Technology Drive           Rochester Hills, MI     153         821        974        381        1992           (o)
2930 Technology Drive           Rochester Hills, MI     138       1,027      1,166        453        1991           (o)
2950 Technology Drive           Rochester Hills, MI     185       1,115      1,300        553        1991           (o)
23014 Commerce Drive            Farmington Hills, MI     56         397        453        219        1983           (o)
23028 Commerce Drive            Farmington Hills, MI    125         919      1,044        579        1983           (o)
23035 Commerce Drive            Farmington Hills, MI     93         548        641        299        1983           (o)
23042 Commerce Drive            Farmintgon Hills, MI     89         586        675        352        1983           (o)
23065 Commerce Drive            Farmington Hills, MI     93         603        696        335        1983           (o)
23070 Commerce Drive            Farmington Hills, MI    125       1,119      1,244        657        1983           (o)
23079 Commerce Drive            Farmington Hills, MI     79         526        606        282        1983           (o)
23093 Commerce Drive            Farmington Hills, MI    295       1,728      2,023        967        1983           (o)
23135 Commerce Drive            Farmington Hills, MI    158         972      1,130        501        1986           (o)
23163 Commerce Drive            Farmington Hills, MI    138         804        943        417        1986           (o)
23177 Commerce Drive            Farmington Hills, MI    254       1,675      1,929        952        1986           (o)
23206 Commerce Drive            Farmington Hills, MI    137       1,144      1,282        749        1985           (o)
23370 Commerce Drive            Farmington Hills, MI     66         391        458        256        1980           (o)
32450 N Avis Drive              Madison Heights, MI     286       2,132      2,419        622        1974           (o)
12050-12300 Hubbard (i)         Livonia, MI             428       3,098      3,526        856        1981           (o)
38300 Plymouth Road             Livonia, MI             835       4,696      5,531        684        1997           (o)
12707 Eckles Road               Plymouth Township, MI   267       1,543      1,810        286        1990           (o)
9300-9328 Harrison Rd           Romulus, MI             154       1,203      1,357        220        1978           (o)
9330-9358 Harrison Rd           Romulus, MI              85         767        852        211        1978           (o)
28420-28448 Highland Rd         Romulus, MI             149       1,097      1,246        237        1979           (o)
28450-28478 Highland Rd         Romulus, MI              85         848        934        229        1979           (o)
28421-28449 Highland Rd         Romulus, MI             114         984      1,099        237        1980           (o)
28451-28479 Highland Rd         Romulus, MI             112         809        921        189        1980           (o)
28825-28909 Highland Rd         Romulus, MI              73         667        740        144        1981           (o)
28933-29017 Highland Rd         Romulus, MI             117         869        987        225        1982           (o)
28824-28908 Highland Rd         Romulus, MI             140       1,154      1,294        285        1982           (o)
28932-29016 Highland Rd         Romulus, MI             128         967      1,095        259        1982           (o)
9710-9734 Harrison Rd           Romulus, MI             130         874      1,004        187        1987           (o)
9740-9772 Harrison Rd           Romulus, MI             138         986      1,124        248        1987           (o)
9840-9868 Harrison Rd           Romulus, MI             151       1,010      1,160        211        1987           (o)
9800-9824 Harrison Rd           Romulus, MI             123         858        981        215        1987           (o)
29265-29285 Airport Dr          Romulus, MI             147       1,080      1,227        237        1983           (o)
29185-29225 Airport Dr          Romulus, MI             146       1,117      1,264        246        1983           (o)
29149-29165 Airport Dr          Romulus, MI             226       1,555      1,781        344        1984           (o)
29101-29115 Airport Dr          Romulus, MI             136       1,011      1,147        214        1985           (o)
29031-29045 Airport Dr          Romulus, MI             130         860        990        169        1985           (o)
29050-29062 Airport Dr          Romulus, MI             133         917      1,050        208        1986           (o)
29120-29134 Airport Dr          Romulus, MI             169       1,404      1,573        400        1986           (o)
29200-29214 Airport Dr          Romulus, MI             178       1,303      1,480        253        1985           (o)
9301-9339 Middlebelt Rd         Romulus, MI             130         879      1,009        167        1983           (o)
26980 Trolley Industrial Drive  Taylor, MI              463       3,552      4,015        542        1997           (o)
32975 Capitol Avenue            Livonia, MI             144       1,030      1,175        132        1978           (o)
2725 S. Industrial Highway      Ann Arbor, MI           704       4,153      4,857        773        1997           (o)
32920 Capitol Avenue            Livonia, MI              82         502        584         77        1973           (o)
11862 Brookfield Avenue         Livonia, MI              91         593        684         93        1972           (o)

                                                                                             COSTS
                                                                                          CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                                        ACQUISITION OR
                                                                            (B)           COMPLETION
                                        LOCATION             (A)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                      (CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                 ---------------------  ------------  -----  ---------  --------------
11923 Brookfield Avenue          Livonia, MI                            120      665          459
11965 Brookfield Avenue          Livonia, MI                            120      665           78
13405 Stark Road                 Livonia, MI                             46      254           38
1170 Chicago Road                Troy, MI                               249    1,380          160
1200 Chicago Road                Troy, MI                               268    1,483          142
450 Robbins Drive                Troy, MI                               166      920          139
1230 Chicago Road                Troy, MI                               271    1,498          142
12886 Westmore Avenue            Livonia, MI                            190    1,050          199
12898 Westmore Avenue            Livonia, MI                            190    1,050          213
33025 Industrial Road            Livonia, MI                             80      442           92
47711 Clipper Street             Plymouth Township, MI                  539    2,983          265
32975 Industrial Road            Livonia, MI                            160      887          182
32985 Industrial Road            Livonia, MI                            137      761          127
32995 Industrial Road            Livonia, MI                            160      887          180
12874 Westmore Avenue            Livonia, MI                            137      761          125
33067 Industrial Road            Livonia, MI                            160      887          113
1775 Bellingham                  Troy, MI                               344    1,902          299
1785 East Maple                  Troy, MI                                92      507           84
1807 East Maple                  Troy, MI                               321    1,775          199
980 Chicago                      Troy, MI                               206    1,141          103
1840 Enterprise Drive            Rochester Hills, MI                    573    3,170          278
1885 Enterprise Drive            Rochester Hills, MI                    209    1,158          110
1935-55 Enterprise Drive         Rochester Hills, MI                  1,285    7,144          823
5500 Enterprise Court            Warren, MI                             675    3,737          447
750 Chicago Road                 Troy, MI                               323    1,790          278
800 Chicago Road                 Troy, MI                               283    1,567          498
850 Chicago Road                 Troy, MI                               183    1,016          178
2805 S. Industrial Highway       Ann Arbor, MI                          318    1,762          267
6833 Center Drive                Sterling Heights, MI                   467    2,583          220
32201 North Avis Drive           Madison Heights, MI                    345    1,911          443
1100 East Mandoline Road         Madison Heights, MI                    888    4,915        1,258
30081 Stephenson Highway         Madison Heights, MI                    271    1,499          349
1120 John A. Papalas Drive (j)   Lincoln Park, MI                       586    3,241          596
4872 S. Lapeer Road              Lake Orion Twsp, MI                  1,342    5,441        1,989
775 James L. Hart Parkway        Ypsilanti, MI                          348    1,536          864
1400 Allen Drive                 Troy, MI                               209    1,154          120
1408 Allen Drive                 Troy, MI                               151      834          171
1305 Stephenson Hwy              Troy, MI                               345    1,907           79
32505 Industrial Drive           Madison Heights, MI                    345    1,910           50
1799-1813 Northfield Drive (i)   Rochester Hills, MI                    481    2,665          122

GRAND RAPIDS

5050 Kendrick Court SE           Grand Rapids, MI                     1,721   11,433        4,581
5015 52nd Street SE              Grand Rapids, MI                       234    1,321          109

HOUSTON

2102-2314 Edwards Street         Houston, TX                            348    1,973          973
4545 Eastpark Drive              Houston, TX                            235    1,331          663
3351 Rauch St                    Houston, TX                            272    1,541          256
3851 Yale St                     Houston, TX                            413    2,343          675
3337-3347 Rauch Street           Houston, TX                            227    1,287          309
8505 N Loop East                 Houston, TX                            439    2,489          184
4749-4799 Eastpark Dr            Houston, TX                            594    3,368          829
4851 Homestead Road              Houston, TX                            491    2,782          894
3365-3385 Rauch Street           Houston, TX                            284    1,611          189
5050 Campbell Road               Houston, TX                            461    2,610          313
4300 Pine Timbers                Houston, TX                            489    2,769          543
7901 Blankenship                 Houston, TX                            136      772          396
2500-2530 Fairway Park Drive     Houston, TX                            766    4,342          671
6550 Longpointe                  Houston, TX                            362    2,050          476
1815 Turning Basin Dr            Houston, TX                            487    2,761          497
1819 Turning Basin Dr            Houston, TX                            231    1,308          419
1805 Turning Basin Drive         Houston, TX                            564    3,197          648
7000 Empire Drive                Houston, TX                            450    2,552        1,122
9777 West Gulfbank Drive         Houston, TX                          1,217    6,899        1,734
9835A Genard Road                Houston, TX                          1,505    8,333        2,991
9835B Genard Road                Houston, TX                            245    1,357          462
10161 Harwin Drive               Houston, TX                            505    2,861          676
10165 Harwin Drive               Houston, TX                            218    1,234          454
10175 Harwin Drive               Houston, TX                            267    1,515          395
10325-10415 Landsbury Drive (j)  Houston, TX                            696    3,854           91
8705 City Park Loop              Houston, TX                            710    2,983          196
15340 Vantage Parkway            Houston, TX                            179      394         (182)
15431 Vantage Parkway            Houston, TX                            179      394          300

                                                            GROSS AMOUNT CARRIED
                                                        AT CLOSE OF PERIOD 12/31/03
                                                        ---------------------------  ACCUMULATED
                                        LOCATION               BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                      (CITY/STATE)      LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                 ---------------------  -----  ------------  ------  ------------  -----------  -------------
11923 Brookfield Avenue          Livonia, MI              128      1,116      1,244        276         1973          (o)
11965 Brookfield Avenue          Livonia, MI              128        734        863        112         1973          (o)
13405 Stark Road                 Livonia, MI               49        289        338         40         1980          (o)
1170 Chicago Road                Troy, MI                 266      1,523      1,789        213         1983          (o)
1200 Chicago Road                Troy, MI                 286      1,607      1,893        225         1984          (o)
450 Robbins Drive                Troy, MI                 178      1,047      1,225        159         1976          (o)
1230 Chicago Road                Troy, MI                 289      1,622      1,911        227         1996          (o)
12886 Westmore Avenue            Livonia, MI              202      1,237      1,439        178         1981          (o)
12898 Westmore Avenue            Livonia, MI              202      1,250      1,453        179         1981          (o)
33025 Industrial Road            Livonia, MI               85        528        614         71         1980          (o)
47711 Clipper Street             Plymouth Township, MI    575      3,212      3,787        450         1996          (o)
32975 Industrial Road            Livonia, MI              171      1,058      1,229        158         1984          (o)
32985 Industrial Road            Livonia, MI              147        878      1,025        119         1985          (o)
32995 Industrial Road            Livonia, MI              171      1,056      1,227        147         1983          (o)
12874 Westmore Avenue            Livonia, MI              147        877      1,023        120         1984          (o)
33067 Industrial Road            Livonia, MI              171        989      1,160        145         1984          (o)
1775 Bellingham                  Troy, MI                 367      2,178      2,545        364         1987          (o)
1785 East Maple                  Troy, MI                  98        585        683         82         1985          (o)
1807 East Maple                  Troy, MI                 342      1,953      2,295        274         1984          (o)
980 Chicago                      Troy, MI                 220      1,230      1,450        172         1985          (o)
1840 Enterprise Drive            Rochester Hills, MI      611      3,410      4,021        478         1990          (o)
1885 Enterprise Drive            Rochester Hills, MI      223      1,254      1,477        176         1990          (o)
1935-55 Enterprise Drive         Rochester Hills, MI    1,371      7,882      9,252      1,224         1990          (o)
5500 Enterprise Court            Warren, MI               721      4,138      4,859        576         1989          (o)
750 Chicago Road                 Troy, MI                 345      2,046      2,391        307         1986          (o)
800 Chicago Road                 Troy, MI                 302      2,046      2,348        315         1985          (o)
850 Chicago Road                 Troy, MI                 196      1,181      1,377        161         1984          (o)
2805 S. Industrial Highway       Ann Arbor, MI            340      2,007      2,347        297         1990          (o)
6833 Center Drive                Sterling Heights, MI     493      2,777      3,270        406         1998          (o)
32201 North Avis Drive           Madison Heights, MI      349      2,351      2,700        374         1974          (o)
1100 East Mandoline Road         Madison Heights, MI      897      6,164      7,061        908         1967          (o)
30081 Stephenson Highway         Madison Heights, MI      274      1,845      2,119        263         1967          (o)
1120 John A. Papalas Drive (j)   Lincoln Park, MI         593      3,830      4,423        646         1985          (o)
4872 S. Lapeer Road              Lake Orion Twsp, MI    1,412      7,360      8,772        653         1999          (o)
775 James L. Hart Parkway        Ypsilanti, MI            604      2,144      2,748        233         1999          (o)
1400 Allen Drive                 Troy, MI                 212      1,270      1,483         97         1979          (o)
1408 Allen Drive                 Troy, MI                 153      1,003      1,156         92         1979          (o)
1305 Stephenson Hwy              Troy, MI                 350      1,980      2,331        152         1979          (o)
32505 Industrial Drive           Madison Heights, MI      351      1,954      2,305        151         1979          (o)
1799-1813 Northfield Drive (i)   Rochester Hills, MI      490      2,778      3,268        218         1980          (o)

GRAND RAPIDS

5050 Kendrick Court SE           Grand Rapids, MI       1,721     16,014     17,735      3,810         1988          (o)
5015 52nd Street SE              Grand Rapids, MI         234      1,430      1,664        332         1987          (o)

HOUSTON

2102-2314 Edwards Street         Houston, TX              382      2,912      3,294        611         1961          (o)
4545 Eastpark Drive              Houston, TX              240      1,989      2,229        256         1972          (o)
3351 Rauch St                    Houston, TX              278      1,792      2,070        313         1970          (o)
3851 Yale St                     Houston, TX              425      3,007      3,431        415         1971          (o)
3337-3347 Rauch Street           Houston, TX              233      1,591      1,823        325         1970          (o)
8505 N Loop East                 Houston, TX              449      2,663      3,113        394         1981          (o)
4749-4799 Eastpark Dr            Houston, TX              611      4,181      4,791        616         1979          (o)
4851 Homestead Road              Houston, TX              504      3,663      4,167        594         1973          (o)
3365-3385 Rauch Street           Houston, TX              290      1,794      2,084        319         1970          (o)
5050 Campbell Road               Houston, TX              470      2,913      3,383        453         1970          (o)
4300 Pine Timbers                Houston, TX              499      3,300      3,800        513         1980          (o)
7901 Blankenship                 Houston, TX              140      1,164      1,304        238         1972          (o)
2500-2530 Fairway Park Drive     Houston, TX              792      4,987      5,779        876         1974          (o)
6550 Longpointe                  Houston, TX              370      2,518      2,888        419         1980          (o)
1815 Turning Basin Dr            Houston, TX              531      3,214      3,745        477         1980          (o)
1819 Turning Basin Dr            Houston, TX              251      1,707      1,957        240         1980          (o)
1805 Turning Basin Drive         Houston, TX              616      3,793      4,408        576         1980          (o)
7000 Empire Drive                Houston, TX              452      3,672      4,124        791         1980          (o)
9777 West Gulfbank Drive         Houston, TX            1,216      8,634      9,850      1,611         1980          (o)
9835A Genard Road                Houston, TX            1,581     11,248     12,829      1,042         1980          (o)
9835B Genard Road                Houston, TX              256      1,808      2,064        192         1980          (o)
10161 Harwin Drive               Houston, TX              511      3,531      4,042        343      1979/1981        (o)
10165 Harwin Drive               Houston, TX              220      1,685      1,906        233      1979/1981        (o)
10175 Harwin Drive               Houston, TX              270      1,906      2,177        336      1979/1981        (o)
10325-10415 Landsbury Drive (j)  Houston, TX              704      3,936      4,641        151         1982          (o)
8705 City Park Loop              Houston, TX              714      3,176      3,889        101         1982          (o)
15340 Vantage Parkway            Houston, TX              179        212        391          3         1984          (o)
15431 Vantage Parkway            Houston, TX              179        694        873          3         1981          (o)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                       ACQUISITION OR
                                                                           (b)           COMPLETION
                                       LOCATION             (a)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                     (CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                 --------------------  ------------  -----  ---------  --------------
15402 Vantage Parkway(s)         Houston, TX                           358       788         203

INDIANAPOLIS

2400 North Shadeland             Indianapolis, IN                      142       802         138
2402 North Shadeland             Indianapolis, IN                      466     2,640         385
7901 West 21st St.               Indianapolis, IN                    1,063     6,027         401
1445 Brookville Way              Indianapolis, IN                      459     2,603         738
1440 Brookville Way              Indianapolis, IN                      665     3,770         357
1240 Brookville Way              Indianapolis, IN                      247     1,402         300
1220 Brookville Way              Indianapolis, IN                      223        40          52
1345 Brookville Way              Indianapolis, IN          (c)         586     3,321         750
1350 Brookville Way              Indianapolis, IN                      205     1,161         200
1341 Sadlier Circle E Dr         Indianapolis, IN          (c)         131       743         193
1322-1438 Sadlier Circle E Dr    Indianapolis, IN          (c)         145       822         339
1327-1441 Sadlier Circle E Dr    Indianapolis, IN          (c)         218     1,234         388
1304 Sadlier Circle E Dr         Indianapolis, IN          (c)          71       405         162
1402 Sadlier Circle E Dr         Indianapolis, IN          (c)         165       934         337
1504 Sadlier Circle E Dr         Indianapolis, IN          (c)         219     1,238         266
1311 Sadlier Circle E Dr         Indianapolis, IN          (c)          54       304         114
1365 Sadlier Circle E Dr         Indianapolis, IN          (c)         121       688         240
1352-1354 Sadlier Circle E Dr    Indianapolis, IN          (c)         178     1,008         386
1335 Sadlier Circle E Dr         Indianapolis, IN          (c)          81       460         123
1327 Sadlier Circle E Dr         Indianapolis, IN          (c)          52       295          72
1425 Sadlier Circle E Dr         Indianapolis, IN          (c)          21       117          29
1230 Brookville Way              Indianapolis, IN                      103       586          51
6951 E 30th St                   Indianapolis, IN                      256     1,449         305
6701 E 30th St                   Indianapolis, IN                       78       443          43
6737 E 30th St                   Indianapolis, IN                      385     2,181         434
1225 Brookville Way              Indianapolis, IN                       60         -         417
6555 E 30th St                   Indianapolis, IN                      840     4,760       1,645
2432-2436 Shadeland              Indianapolis, IN                      212     1,199         422
8402-8440 E 33rd St              Indianapolis, IN                      222     1,260         644
8520-8630 E 33rd St              Indianapolis, IN                      326     1,848         603
8710-8768 E 33rd St              Indianapolis, IN                      175       993         442
3316-3346 N. Pagosa Court        Indianapolis, IN                      325     1,842         440
3331 Raton Court                 Indianapolis, IN                      138       802         217
6751 E 30th St                   Indianapolis, IN                      728     2,837         271
6041 Guion Road                  Indianapolis, IN                      123       678           5
8525 E. 33rd Street (s)          Indianapolis, IN                    1,300     2,091         694
5705-97 Park Plaza Ct. (s)       Indianapolis, IN                      600     2,194         612
9319-9341 Castlegate Drive (s)   Indianapolis, IN                      530     1,235         496
9332-9350 Castlegate Drive (s)   Indianapolis, IN                      420       646         348
9210 East 146th Street           Noblesville, IN                       552       684         464
6101-6119 Guion Road (s)         Indianapolis, IN                      400       661         176

LOS ANGELES

6407-6419 Alondra Blvd.          Paramount, CA                         137       774          85
6423-6431 Alondra Blvd.          Paramount, CA                         115       650          42
15101-15141 S. Figueroa St. (i)  Los Angeles, CA                     1,163     6,588         450
20816-18 Higgins Court           Torrance, CA                           74       419          31
21136 South Wilmington Ave       Carson, CA                          1,234     6,994         242
19914 Via Baron Way              Rancho Dominguez, CA      (d)       1,590     9,010         181
2035 E. Vista Bella Way          Rancho Dominguez, CA      (e)       1,382     7,829         343
14141 Alondra Blvd.              Santa Fe Springs, CA                2,570    14,565         188
12616 Yukon Ave.                 Hawthorne, CA                         685     3,884          89
3355 El Segundo Blvd (j)         Hawthorne, CA                         267     1,510       1,132
12621 Cerise                     Hawthorne, CA                         413     2,344        (939)
333 Turnbull Canyon Road         City of Industry, CA                2,700     1,824         314
42374 Avenida Alvarado (j)       Temecula, CA                          797     4,514         297

LOUISVILLE

9001 Cane Run Road               Louisville, KY                        524         -       5,577
7700 Trade Port Drive            Louisville, KY                        449         -       6,539

MILWAUKEE

6523 N Sydney Place              Glendale, WI                          172       976         209
8800 W Bradley                   Milwaukee, WI                         375     2,125         151
4560 N 124th Street              Wauwatosa, WI                         118       667          85
4410-80 North 132nd Street       Butler, WI                            355         -       4,023

MINNEAPOLIS/ST. PAUL

                                                           GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD 12/31/03
                                                       ---------------------------  ACCUMULATED
                                       LOCATION               BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     (CITY/STATE)      LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                 --------------------  -----  ------------  ------  ------------  -----------  -------------
15402 Vantage Parkway(s)         Houston, TX             358         991     1,349         7          1981          (o)

INDIANAPOLIS

2400 North Shadeland             Indianapolis, IN        149         933     1,082       144          1970          (o)
2402 North Shadeland             Indianapolis, IN        489       3,003     3,491       545          1970          (o)
7901 West 21st St.               Indianapolis, IN      1,048       6,443     7,491     1,073          1985          (o)
1445 Brookville Way              Indianapolis, IN        476       3,324     3,800       710          1989          (o)
1440 Brookville Way              Indianapolis, IN        685       4,107     4,792       815          1990          (o)
1240 Brookville Way              Indianapolis, IN        258       1,692     1,950       402          1990          (o)
1220 Brookville Way              Indianapolis, IN        226          89       316        22          1990          (o)
1345 Brookville Way              Indianapolis, IN        601       4,055     4,656       889          1992          (o)
1350 Brookville Way              Indianapolis, IN        212       1,354     1,565       279          1994          (o)
1341 Sadlier Circle E Dr         Indianapolis, IN        136         931     1,067       227       1971/1992        (o)
1322-1438 Sadlier Circle E Dr    Indianapolis, IN        152       1,154     1,306       305       1971/1992        (o)
1327-1441 Sadlier Circle E Dr    Indianapolis, IN        225       1,615     1,840       372          1992          (o)
1304 Sadlier Circle E Dr         Indianapolis, IN         75         563       638       130       1971/1992        (o)
1402 Sadlier Circle E Dr         Indianapolis, IN        171       1,265     1,436       271       1970/1992        (o)
1504 Sadlier Circle E Dr         Indianapolis, IN        226       1,498     1,723       277       1971/1992        (o)
1311 Sadlier Circle E Dr         Indianapolis, IN         57         414       471       128       1971/1992        (o)
1365 Sadlier Circle E Dr         Indianapolis, IN        126         922     1,049       203       1971/1992        (o)
1352-1354 Sadlier Circle E Dr    Indianapolis, IN        184       1,388     1,571       318       1970/1992        (o)
1335 Sadlier Circle E Dr         Indianapolis, IN         85         579       664       122       1971/1992        (o)
1327 Sadlier Circle E Dr         Indianapolis, IN         55         364       419        74       1971/1992        (o)
1425 Sadlier Circle E Dr         Indianapolis, IN         23         144       166        28       1971/1992        (o)
1230 Brookville Way              Indianapolis, IN        109         632       741       125          1995          (o)
6951 E 30th St                   Indianapolis, IN        265       1,745     2,010       483          1995          (o)
6701 E 30th St                   Indianapolis, IN         82         481       564        94          1995          (o)
6737 E 30th St                   Indianapolis, IN        398       2,601     3,000       568          1995          (o)
1225 Brookville Way              Indianapolis, IN         68         409       477        72          1997          (o)
6555 E 30th St                   Indianapolis, IN        484       6,761     7,245     1,779       1969/1981        (o)
2432-2436 Shadeland              Indianapolis, IN        230       1,603     1,833       340          1968          (o)
8402-8440 E 33rd St              Indianapolis, IN        230       1,895     2,125       380          1977          (o)
8520-8630 E 33rd St              Indianapolis, IN        336       2,442     2,777       486          1976          (o)
8710-8768 E 33rd St              Indianapolis, IN        187       1,423     1,610       294          1979          (o)
3316-3346 N. Pagosa Court        Indianapolis, IN        335       2,272     2,606       473          1977          (o)
3331 Raton Court                 Indianapolis, IN        138       1,019     1,157       196          1979          (o)
6751 E 30th St                   Indianapolis, IN        741       3,095     3,836       478          1997          (o)
6041 Guion Road                  Indianapolis, IN        124         682       806        20          1968          (o)
8525 E. 33rd Street (s)          Indianapolis, IN      1,302       2,784     4,085       134          1978          (o)
5705-97 Park Plaza Ct. (s)       Indianapolis, IN        607       2,799     3,406       115          1977          (o)
9319-9341 Castlegate Drive (s)   Indianapolis, IN        544       1,717     2,261        10          1983          (o)
9332-9350 Castlegate Drive (s)   Indianapolis, IN        429         985     1,414         8          1983          (o)
9210 East 146th Street           Noblesville, IN         262       1,438     1,700       259          1978          (o)
6101-6119 Guion Road (s)         Indianapolis, IN        401         836     1,237        19          1976          (o)

LOS ANGELES

6407-6419 Alondra Blvd.          Paramount, CA           140         855       995        66          1985          (o)
6423-6431 Alondra Blvd.          Paramount, CA           118         689       807        60          1985          (o)
15101-15141 S. Figueroa St. (i)  Los Angeles, CA       1,175       7,025     8,200       549          1982          (o)
20816-18 Higgins Court           Torrance, CA             75         449       524        32          1981          (o)
21136 South Wilmington Ave       Carson, CA            1,246       7,224     8,470       461          1989          (o)
19914 Via Baron Way              Rancho Dominguez, CA  1,616       9,165    10,781       355          1973          (o)
2035 E. Vista Bella Way          Rancho Dominguez, CA  1,406       8,147     9,553       354          1972          (o)
14141 Alondra Blvd.              Santa Fe Springs, CA  2,598      14,725    17,323       584          1969          (o)
12616 Yukon Ave.                 Hawthorne, CA           696       3,962     4,658       143          1987          (o)
3355 El Segundo Blvd (j)         Hawthorne, CA           418       2,491     2,910        87          1959          (o)
12621 Cerise                     Hawthorne, CA           265       1,553     1,819        66          1959          (o)
333 Turnbull Canyon Road         City of Industry, CA  2,700       2,138     4,838        12       1968/1985        (o)
42374 Avenida Alvarado (j)       Temecula, CA            812       4,796     5,607       127          1987          (o)

LOUISVILLE

9001 Cane Run Road               Louisville, KY          560       5,541     6,101       960          1998          (o)
7700 Trade Port Drive            Louisville, KY          449       6,539     6,988        14          2001          (o)

MILWAUKEE

6523 N Sydney Place              Glendale, WI            176       1,182     1,358       241          1978          (o)
8800 W Bradley                   Milwaukee, WI           388       2,263     2,651       426          1982          (o)
4560 N 124th Street              Wauwatosa, WI           129         741       870       122          1976          (o)
4410-80 North 132nd Street       Butler, WI              359       4,019     4,378       320          1999          (o)

MINNEAPOLIS/ST. PAUL


                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                           (b)         ACQUISITION OR
                                                                       INITIAL COST      COMPLETION
                                       LOCATION             (a)      ----------------  AND VALUATION
BUILDING ADDRESS                     (CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                 --------------------  ------------  -----  ---------  --------------
6507-6545 Cecilia Circle         Bloomington, MN                       357    1,320           962
6201 West 111th Street           Bloomington, MN                     1,358    8,622         3,757
6403-6545 Cecilia Drive          Bloomington, MN                       366    1,363           911
6925-6943 Washington Avenue      Edina, MN                             117      504           900
6955-6973 Washington Avenue      Edina, MN                             117      486           587
7251-7267 Washington Avenue      Edina, MN                             129      382           517
7301-7325 Washington Avenue      Edina, MN                             174      391           575
7101 Winnetka Avenue North       Brooklyn Park, MN                   2,195    6,084         2,774
7600 Golden Triangle Drive       Eden Prairie, MN                      566    1,394         1,583
9901 West 74th Street            Eden Prairie, MN                      621    3,289         2,963
12220-12222 Nicollet Avenue      Burnsville, MN                        105      425           372
12250-12268 Nicollet Avenue      Burnsville, MN                        260    1,054           499
12224-12226 Nicollet Avenue      Burnsville, MN                        190      770           343
980 Lone Oak Road                Eagan, MN                             683    4,103           973
990 Lone Oak Road                Eagan, MN                             883    5,575         1,101
1030 Lone Oak Road               Eagan, MN                             456    2,703           613
1060 Lone Oak Road               Eagan, MN                             624    3,700           855
5400 Nathan Lane                 Plymouth, MN                          749    4,461           783
10120 W 76th Street              Eden Prairie, MN                      315    1,804         1,474
7615 Golden Triangle             Eden Prairie, MN                      268    1,532         1,153
7625 Golden Triangle             Eden Prairie, MN                      415    2,375         1,009
2605 Fernbrook Lane North        Plymouth, MN                          443    2,533           526
12155 Nicollet Ave.              Burnsville, MN                        286        -         1,890
73rd Avenue North                Brooklyn Park, MN                     504    2,856           379
1905 W Country Road C            Roseville, MN                         402    2,278           260
2720 Arthur Street               Roseville, MN                         824    4,671           321
10205 51st Avenue North          Plymouth, MN                          180    1,020           126
4100 Peavey Road                 Chaska, MN                            399    2,261           887
11300 Hamshire Ave South         Bloomington, MN                       527    2,985         1,828
375 Rivertown Drive              Woodbury, MN                        1,083    6,135         2,741
5205 Highway 169                 Plymouth, MN                          446    2,525         1,133
6451-6595 Citywest Parkway       Eden Prairie, MN                      525    2,975         1,440
7100-7198 Shady Oak Road         Eden Prairie, MN                      715    4,054           991
7500-7546 Washington Square      Eden Prairie, MN                      229    1,300           588
7550-7558 Washington Square      Eden Prairie, MN                      153      867           161
5240-5300 Valley Industrial
  Blvd S                         Shakopee, MN                          362    2,049           830
7125 Northland Terrace           Brooklyn Park, MN                     660    3,740           887
6900 Shady Oak Road              Eden Prairie, MN                      310    1,756           438
6477-6525 City West Parkway      Eden Prairie, MN                      810    4,590           491
1157 Valley Park Drive           Shakopee, MN                          760        -         6,127
500-530 Kasota Avenue SE         Minneapolis, MN                       415    2,354           922
770-786 Kasota Avenue SE         Minneapolis, MN                       333    1,888           510
800 Kasota Avenue SE             Minneapolis, MN                       524    2,971           656
2530-2570 Kasota Avenue          St. Paul, MN                          407    2,308           753

NASHVILLE

3099 Barry Drive                 Portland, TN                          418    2,368            88
3150 Barry Drive                 Portland, TN                          941    5,333           309
5599 Highway 31 West             Portland, TN                          564    3,196            81
1650 Elm Hill Pike               Nashville, TN                         329    1,867           153
1102 Appleton Drive              Nashville, TN                         154      873            64
1931 Air Lane Drive              Nashville, TN                         489    2,785           297
470 Metroplex Drive (i)          Nashville, TN                         619    3,507         1,356
1150 Antiock Pike                Nashville, TN                         661    3,748           317
4640 Cummings Park               Nashville, TN                         360    2,040           225
556 Metroplex Drive              Nashville, TN                         227    1,285           284
7600 Eastgate Blvd.              Lebanon, TN                         1,375        -        10,167

NORTHERN NEW JERSEY

9 Princess Road                  Lawrenceville, NJ                     221    1,254           140
11 Princess Road                 Lawrenceville, NJ                     491    2,780           576
15 Princess Road                 Lawrenceville, NJ                     234    1,328           455
17 Princess Road                 Lawrenceville, NJ                     342    1,936            81
220 Hanover Avenue               Hanover, NJ                         1,361    7,715           600
25 World's Fair Drive            Franklin, NJ                          285    1,616           208
14 World's Fair Drive            Franklin, NJ                          483    2,735           481
18 World's Fair Drive            Franklin, NJ                          123      699            84
23 World's Fair Drive            Franklin, NJ                          134      758           114
12 World's Fair Drive            Franklin, NJ                          572    3,240           392
49 Napoleon Court                Franklin, NJ                          230    1,306            90
22 World's Fair Drive            Franklin, NJ                          364    2,064           455
26 World's Fair Drive            Franklin, NJ                          361    2,048           212
24 World's Fair Drive            Franklin, NJ                          347    1,968           377
20 World's Fair Drive Lot 13     Sumerset, NJ                            9        -         2,815

                                                           GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD 12/31/03
                                                       ---------------------------  ACCUMULATED
                                       LOCATION               BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     (CITY/STATE)      LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                 --------------------  -----  ------------  ------  ------------  -----------  -------------
6507-6545 Cecilia Circle         Bloomington, MN         386       2,252     2,639      1,289         1980          (o)
6201 West 111th Street           Bloomington, MN       1,499      12,238    13,737      4,798         1987          (o)
6403-6545 Cecilia Drive          Bloomington, MN         395       2,245     2,640      1,340         1980          (o)
6925-6943 Washington Avenue      Edina, MN               237       1,285     1,521      1,043         1972          (o)
6955-6973 Washington Avenue      Edina, MN               207         983     1,190        879         1972          (o)
7251-7267 Washington Avenue      Edina, MN               182         846     1,028        751         1972          (o)
7301-7325 Washington Avenue      Edina, MN               193         947     1,140      1,047         1972          (o)
7101 Winnetka Avenue North       Brooklyn Park, MN     2,228       8,826    11,053      4,241         1990          (o)
7600 Golden Triangle Drive       Eden Prairie, MN        615       2,928     3,543      1,862         1989          (o)
9901 West 74th Street            Eden Prairie, MN        639       6,234     6,873      2,633       1983/88         (o)
12220-12222 Nicollet Avenue      Burnsville, MN          114         789       902        366       1989/90         (o)
12250-12268 Nicollet Avenue      Burnsville, MN          296       1,516     1,813        637       1989/90         (o)
12224-12226 Nicollet Avenue      Burnsville, MN          207       1,096     1,303        467       1989/90         (o)
980 Lone Oak Road                Eagan, MN               683       5,076     5,759      1,667         1992          (o)
990 Lone Oak Road                Eagan, MN               873       6,686     7,559      2,031         1989          (o)
1030 Lone Oak Road               Eagan, MN               456       3,316     3,772        757         1988          (o)
1060 Lone Oak Road               Eagan, MN               624       4,555     5,180      1,274         1988          (o)
5400 Nathan Lane                 Plymouth, MN            757       5,236     5,994      1,135         1990          (o)
10120 W 76th Street              Eden Prairie, MN        315       3,277     3,593        889         1987          (o)
7615 Golden Triangle             Eden Prairie, MN        268       2,685     2,953      1,069         1987          (o)
7625 Golden Triangle             Eden Prairie, MN        415       3,384     3,800        884         1987          (o)
2605 Fernbrook Lane North        Plymouth, MN            445       3,057     3,502        894         1987          (o)
12155 Nicollet Ave.              Burnsville, MN          288       1,888     2,176        471         1995          (o)
73rd Avenue North                Brooklyn Park, MN       512       3,227     3,739        596         1995          (o)
1905 W Country Road C            Roseville, MN           410       2,530     2,940        456         1993          (o)
2720 Arthur Street               Roseville, MN           832       4,984     5,816        936         1995          (o)
10205 51st Avenue North          Plymouth, MN            193       1,133     1,326        222         1990          (o)
4100 Peavey Road                 Chaska, MN              415       3,133     3,547        658         1988          (o)
11300 Hamshire Ave South         Bloomington, MN         541       4,799     5,340        966         1983          (o)
375 Rivertown Drive              Woodbury, MN          1,503       8,456     9,959      1,387         1996          (o)
5205 Highway 169                 Plymouth, MN            739       3,364     4,103        748         1960          (o)
6451-6595 Citywest Parkway       Eden Prairie, MN        538       4,402     4,940      1,181         1984          (o)
7100-7198 Shady Oak Road         Eden Prairie, MN        736       5,025     5,761        701      1982/2002        (o)
7500-7546 Washington Square      Eden Prairie, MN        235       1,882     2,117        270         1975          (o)
7550-7558 Washington Square      Eden Prairie, MN        157       1,024     1,181        169         1975          (o)
5240-5300 Valley Industrial
  Blvd S                         Shakopee, MN            371       2,869     3,240        585         1973          (o)
7125 Northland Terrace           Brooklyn Park, MN       767       4,520     5,287        749         1996          (o)
6900 Shady Oak Road              Eden Prairie, MN        340       2,164     2,504        346         1980          (o)
6477-6525 City West Parkway      Eden Prairie, MN        819       5,071     5,891        862         1984          (o)
1157 Valley Park Drive           Shakopee, MN            888       5,999     6,886        633         1997          (o)
500-530 Kasota Avenue SE         Minneapolis, MN         432       3,259     3,691        498         1976          (o)
770-786 Kasota Avenue SE         Minneapolis, MN         347       2,383     2,730        340         1976          (o)
800 Kasota Avenue SE             Minneapolis, MN         597       3,554     4,151        541         1976          (o)
2530-2570 Kasota Avenue          St. Paul, MN            465       3,003     3,468        617         1976          (o)

NASHVILLE

3099 Barry Drive                 Portland, TN            421       2,452     2,873        448         1995          (o)
3150 Barry Drive                 Portland, TN            981       5,602     6,583      1,016         1993          (o)
5599 Highway 31 West             Portland, TN            571       3,270     3,841        595         1995          (o)
1650 Elm Hill Pike               Nashville, TN           332       2,017     2,349        364         1984          (o)
1102 Appleton Drive              Nashville, TN           154         937     1,091        155         1984          (o)
1931 Air Lane Drive              Nashville, TN           493       3,078     3,571        565         1984          (o)
470 Metroplex Drive (i)          Nashville, TN           626       4,857     5,483      1,038         1986          (o)
1150 Antiock Pike                Nashville, TN           669       4,058     4,726        635         1987          (o)
4640 Cummings Park               Nashville, TN           365       2,260     2,625        288         1986          (o)
556 Metroplex Drive              Nashville, TN           231       1,566     1,796        139         1983          (o)
7600 Eastgate Blvd.              Lebanon, TN           1,375      10,167    11,542        197         2002          (o)

NORTHERN NEW JERSEY

9 Princess Road                  Lawrenceville, NJ       234       1,381     1,615        241         1985          (o)
11 Princess Road                 Lawrenceville, NJ       516       3,330     3,846        612         1985          (o)
15 Princess Road                 Lawrenceville, NJ       247       1,771     2,018        437         1986          (o)
17 Princess Road                 Lawrenceville, NJ       345       2,013     2,358        363         1986          (o)
220 Hanover Avenue               Hanover, NJ           1,420       8,257     9,677      1,393         1987          (o)
25 World's Fair Drive            Franklin, NJ            297       1,813     2,109        309         1986          (o)
14 World's Fair Drive            Franklin, NJ            503       3,196     3,699        597         1980          (o)
18 World's Fair Drive            Franklin, NJ            129         776       905        121         1982          (o)
23 World's Fair Drive            Franklin, NJ            140         865     1,005        159         1982          (o)
12 World's Fair Drive            Franklin, NJ            593       3,611     4,204        580         1981          (o)
49 Napoleon Court                Franklin, NJ            238       1,388     1,626        233         1982          (o)
22 World's Fair Drive            Franklin, NJ            375       2,508     2,883        503         1983          (o)
26 World's Fair Drive            Franklin, NJ            377       2,244     2,621        387         1984          (o)
24 World's Fair Drive            Franklin, NJ            362       2,330     2,692        415         1984          (o)
20 World's Fair Drive Lot 13     Sumerset, NJ            691       2,133     2,824        375         1999          (o)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                       ACQUISITION OR
                                                                           (b)           COMPLETION
                                       LOCATION             (a)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                     (CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                ---------------------  ------------  -----  ---------  --------------
10 New Maple Road               Pine Brook, NJ                       2,250    12,750         196
60 Chapin Road                  Pine Brook, NJ                       2,123    12,028       1,845
45 Route 46                     Pine Brook, NJ                         969     5,491         421
43 Route 46                     Pine Brook, NJ                         474     2,686         397
39 Route 46                     Pine Brook, NJ                         260     1,471         131
26 Chapin Road                  Pine Brook, NJ                         956     5,415         213
30 Chapin Road                  Pine Brook, NJ                         960     5,440         249
20 Hook Mountain Road           Pine Brook, NJ                       1,507     8,542       1,003
30 Hook Mountain Road           Pine Brook, NJ                         389     2,206         313
55 Route 46                     Pine Brook, NJ                         396     2,244         115
16 Chapin Rod                   Pine Brook, NJ                         885     5,015         180
20 Chapin Road                  Pine Brook, NJ                       1,134     6,426         284
Sayreville Lot 3                Sayreville, NJ                           -         -           0
Sayreville Lot 4                Sayreville, NJ                           -         -       4,244
400 Raritan Center Parkway      Edison, NJ                             829     4,722         325
300 Columbus Circle             Edison, NJ                           1,257     7,122         286
400 Apgar                       Franklin Township, NJ                  780     4,420         411
500 Apgar                       Franklin Township, NJ                  361     2,044         254
201 Circle Dr. North            Piscataway, NJ                         840     4,760         396
1 Pearl Ct.                     Allendale, NJ                          623     3,528         181
2 Pearl Ct.                     Allendale, NJ                          255     1,445       1,006
3 Pearl Ct.                     Allendale, NJ                          440     2,491         189
4 Pearl Ct.                     Allendale, NJ                          450     2,550         284
5 Pearl Ct.                     Allendale, NJ                          505     2,860         369
59 Route 17                     Allendale, NJ                          518     2,933         145

PHILADELPHIA
90 Southland Drive              Bethlehem, PA                          570     2,047         619

PHOENIX
1045 South Edward Drive         Tempe, AZ                              390     2,160          86
46 N. 49th Ave.                 Phoenix, AZ                            301     1,704         672
240 N. 48th Ave.                Phoenix, AZ                            510     1,913         (59)
220 N. 48th Ave. (s)            Phoenix, AZ                            530     1,726         141
54 N. 48th Ave.                 Phoenix, AZ                            130       625          39
64 N. 48th Ave.                 Phoenix, AZ                            180       458          54
236 N. 48th Ave.                Phoenix, AZ                            120       322          33
10 S. 48th Ave.                 Phoenix, AZ                            510     1,687         187
115 E. Watkins St. (s)          Phoenix, AZ                            170       816          73
135 E. Watkins St.              Phoenix, AZ                            380     1,962         127
230 N. 48th Ave.                Phoenix, AZ                            160       765          45
20 S. 48th Ave. (s)             Phoenix, AZ                             80       827          51
21002 A N. 19th Ave. (s)        Phoenix, AZ                            706       663         132
21002 B N. 19th Ave. (s)        Phoenix, AZ                            694       597         130

SALT LAKE CITY
2255 South 300 West (m)         Salt Lake City, UT                     618     3,504         376
512 Lawndale Drive (n)          Salt Lake City, UT                   2,779    15,749       2,522
1270 West 2320 South            West Valley, UT                        138       784         156
1275 West 2240 South            West Valley, UT                        395     2,241         233
1288 West 2240 South            West Valley, UT                        119       672         144
2235 South 1300 West            West Valley, UT                        198     1,120         271
1293 West 2200 South            West Valley, UT                        158       896         209
1279 West 2200 South            West Valley, UT                        198     1,120          68
1272 West 2240 South            West Valley, UT                        336     1,905         382
1149 West 2240 South            West Valley, UT                        217     1,232          57
1142 West 2320 South            West Valley, UT                        217     1,232         292
1152 West 2240 South            West Valley, UT                      2,067         -       3,965
369 Orange Street               Salt Lake City, UT                     600     2,855         149
1330 W. 3300 South Avenue       Ogden, UT                            1,100     2,353         354

SAN DIEGO
9051 Siempre Viva Rd. (s)       San Diego, CA                          540     1,598         138
9163 Siempre Viva Rd.           San Diego, CA                          430     1,621         111
9295 Siempre Viva Rd.           San Diego, CA                          540     1,569         127
9255 Customhouse Plaza          San Diego, CA                        3,230    11,030         820
9375 Customhouse Plaza          San Diego, CA                          430     1,384         137
9465 Customhouse Plaza          San Diego, CA                          430     1,437         131
9485 Customhouse Plaza          San Diego, CA                        1,200     2,792         235
2675 Customhouse Court          San Diego, CA                          590     2,082         126

                                    GROSS AMOUNT CARRIED
                                AT CLOSE OF PERIOD 12/31/03
                                ---------------------------  ACCUMULATED
                                       BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                -----  ------------  ------  ------------  -----------  -------------
10 New Maple Road               2,272     12,924     15,196      1,050      1973/1999        (o)
60 Chapin Road                  2,143     13,852     15,995      1,546      1977/2000        (o)
45 Route 46                       978      5,903      6,881        547      1974/1987        (o)
43 Route 46                       479      3,079      3,557        257      1974/1987        (o)
39 Route 46                       262      1,599      1,861        136         1970          (o)
26 Chapin Road                    965      5,618      6,583        458         1983          (o)
30 Chapin Road                    969      5,680      6,649        515         1983          (o)
20 Hook Mountain Road           1,534      9,519     11,053        759      1972/1984        (o)
30 Hook Mountain Road             396      2,512      2,908        213      1972/1987        (o)
55 Route 46                       403      2,352      2,755        203      1978/1994        (o)
16 Chapin Rod                     901      5,179      6,080        425         1987          (o)
20 Chapin Road                  1,154      6,690      7,844        574         1987          (o)
Sayreville Lot 3                    -          0          0          0         2002          (o)
Sayreville Lot 4                    -      4,244      4,244         89         2001          (o)
400 Raritan Center Parkway        836      5,041      5,877        274         1983          (o)
300 Columbus Circle             1,269      7,396      8,665        400         1983          (o)
400 Apgar                         796      4,815      5,611        207         1987          (o)
500 Apgar                         368      2,291      2,659        126         1987          (o)
201 Circle Dr. North              857      5,139      5,996        224         1987          (o)
1 Pearl Ct.                       649      3,682      4,331        115         1978          (o)
2 Pearl Ct.                       403      2,303      2,706         68         1979          (o)
3 Pearl Ct.                       458      2,662      3,119         89         1978          (o)
4 Pearl Ct.                       469      2,815      3,284         94         1979          (o)
5 Pearl Ct.                       526      3,208      3,734        112         1977          (o)
59 Route 17                       539      3,056      3,595         96         1979          (o)

PHILADELPHIA
90 Southland Drive                579      2,657      3,236         33      1989/1996        (o)

PHOENIX
1045 South Edward Drive           394      2,242      2,636        252         1976          (o)
46 N. 49th Ave.                   306      2,372      2,677        112         1986          (o)
240 N. 48th Ave.                  481      1,883      2,364         60         1977          (o)
220 N. 48th Ave. (s)              530      1,867      2,397         48         1977          (o)
54 N. 48th Ave.                   131        664        794         21         1977          (o)
64 N. 48th Ave.                   181        511        692         15         1977          (o)
236 N. 48th Ave.                  120        355        475         11         1977          (o)
10 S. 48th Ave.                   512      1,872      2,384         68         1977          (o)
115 E. Watkins St. (s)            171        889      1,059         25         1979          (o)
135 E. Watkins St.                381      2,087      2,469         69         1977          (o)
230 N. 48th Ave.                  161        809        970         26         1977          (o)
20 S. 48th Ave. (s)                81        877        958         20         1977          (o)
21002 A N. 19th Ave. (s)          709        791      1,500         11         1981          (o)
21002 B N. 19th Ave. (s)          697        725      1,422         10         1981          (o)

SALT LAKE CITY
2255 South 300 West (m)           612      3,886      4,498        640         1980          (o)
512 Lawndale Drive (n)          2,705     18,345     21,050      3,319         1981          (o)
1270 West 2320 South              143        936      1,079        153       1986/92         (o)
1275 West 2240 South              408      2,461      2,869        353       1986/92         (o)
1288 West 2240 South              123        812        935        132       1986/92         (o)
2235 South 1300 West              204      1,385      1,589        247       1986/92         (o)
1293 West 2200 South              163      1,100      1,263        226       1986/92         (o)
1279 West 2200 South              204      1,182      1,386        179       1986/92         (o)
1272 West 2240 South              347      2,276      2,623        417       1986/92         (o)
1149 West 2240 South              225      1,282      1,507        191       1986/92         (o)
1142 West 2320 South              225      1,517      1,742        316         1997          (o)
1152 West 2240 South            2,114      3,918      6,032        816         1999          (o)
369 Orange Street                 603      3,001      3,604         81         1980          (o)
1330 W. 3300 South Avenue       1,100      2,707      3,807         17         1982          (o)

SAN DIEGO
9051 Siempre Viva Rd. (s)         540      1,736      2,276         62         1989          (o)
9163 Siempre Viva Rd.             431      1,731      2,162         54         1989          (o)
9295 Siempre Viva Rd.             540      1,695      2,236         55         1989          (o)
9255 Customhouse Plaza          3,234     11,847     15,080        366         1989          (o)
9375 Customhouse Plaza            430      1,520      1,951         68         1989          (o)
9465 Customhouse Plaza            430      1,568      1,998         53         1989          (o)
9485 Customhouse Plaza          1,202      3,026      4,227         74         1989          (o)
2675 Customhouse Court            591      2,207      2,798         97         1989          (o)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                       ACQUISITION OR
                                                                           (b)           COMPLETION
                                       LOCATION             (a)        INITIAL COST    AND VALUATION
BUILDING ADDRESS                     (CITY/STATE)      ENCUMBRANCES  LAND   BUILDINGS    PROVISION
----------------                ---------------------  ------------  -----  ---------  --------------
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.            Cherry Hill, NJ                        284    1,524          120
2 Springdale Road               Cherry Hill, NJ                        127      701          104
4 Springdale Road (i)           Cherry Hill, NJ                        335    1,853          710
8 Springdale Road               Cherry Hill, NJ                        259    1,436          433
2050 Springdale Road            Cherry Hill, NJ                        279    1,545        1,240
16 Springdale Road              Cherry Hill, NJ                        241    1,336          126
5 Esterbrook Lane               Cherry Hill, NJ                        241    1,336          244
2 Pin Oak Lane                  Cherry Hill, NJ                        317    1,757          667
6 Esterbrook Lane               Cherry Hill, NJ                        165      914           38
28 Springdale Road              Cherry Hill, NJ                        192    1,060          202
3 Esterbrook Lane               Cherry Hill, NJ                        199    1,102          467
4 Esterbrook Lane               Cherry Hill, NJ                        234    1,294           32
26 Springdale Road              Cherry Hill, NJ                        227    1,257          358
1  Keystone Ave.                Cherry Hill, NJ                        227    1,223          984
 21 Olnev Ave.                  Cherry Hill, NJ                         69      380           63
19 Olnev Ave.                   Cherry Hill, NJ                        202    1,119        1,154
2 Keystone Ave.                 Cherry Hill, NJ                        216    1,194          578
18 Olnev Ave.                   Cherry Hill, NJ                        250    1,382           86
2030 Springdale Rod             Cherry Hill, NJ                        526    2,914        1,490
55 Carnegie Drive               Cherry Hill, NJ                        550    3,047          163
111 Whittendale Drive           Morrestown, NJ                         515    2,916           18
9 Whittendale                   Morrestown, NJ                         337    1,911           46
7851 Airport (s)                Pennsauken, NJ                         160      508          170
103 Central (s)                 Mt. Laurel, NJ                         610    1,847         (180)
7860-7870 Airport               Pennsauken, NJ                         120      366          214
7100 Airport                    Pennsauken, NJ                          50      210          106
7020-24 Kaighn                  Pennsauken, NJ                         200      450          287
7110-7112 Airport               Pennsauken, NJ                         110      178          161

ST. LOUIS
2121 Chapin Industrial Drive    Vinita Park, MO                        606    4,384        1,356
10431-10449 Midwest Industrial
  Blvd                          Olivette, MO                           237    1,360          584
10751 Midwest Industrial
  Boulevard                     Olivette, MO                           193    1,119          396
6951 N Hanley (i)               Hazelwood, MO                          405    2,295        1,886
1037 Warson - Bldg A            St. Louis, MO                          246    1,359           53
1037 Warson - Bldg B            St. Louis, MO                          380    2,103           70
1037 Warson - Bldg C            St. Louis, MO                          303    1,680           45
1037 Warson - Bldg D            St. Louis, MO                          353    1,952           49
6821-6857 Hazelwood Ave. (s)    Berkeley, MO                         1,095    6,205          273
13701 Rider Trail North         Earth City, MO                         800    2,099          467
4774 Park 36 Boulevard          St. Louis, MO                        1,074        -        5,927

TAMPA
6614 Adamo Drive                Tampa, FL                              177    1,005           65
6202 Benjamin Road              Tampa, FL                              203    1,151          308
6204 Benjamin Road              Tampa, FL                              432    2,445          344
6206 Benjamin Road              Tampa, FL                              397    2,251          351
6302 Benjamin Road              Tampa, FL                              214    1,212          195
6304 Benjamin Road              Tampa, FL                              201    1,138          213
6306 Benjamin Road              Tampa, FL                              257    1,457          396
6308 Benjamin Road              Tampa, FL                              345    1,958          237
5313 Johns Road                 Tampa, FL                              204    1,159          108
5602 Thompson Center Court      Tampa, FL                              115      652          138
5411 Johns Road                 Tampa, FL                              230    1,304          235
5525 Johns Road                 Tampa, FL                              192    1,086           76
5607 Johns Road                 Tampa, FL                              102      579           68
5709 Johns Road                 Tampa, FL                              192    1,086          165
5711 Johns Road                 Tampa, FL                              243    1,376          185
5453 W Waters Avenue            Tampa, FL                               71      402          102
5455 W Waters Avenue            Tampa, FL                              307    1,742          202
5553 W Waters Avenue            Tampa, FL                              307    1,742          216
5501 W Waters Avenue            Tampa, FL                              154      871           99
5503 W Waters Avenue            Tampa, FL                               71      402           65
5555 W Waters Avenue            Tampa, FL                              213    1,206          110
5557 W Waters Avenue            Tampa, FL                               59      335           38
5903 Johns Road                 Tampa, FL                               88      497           81
5461 W Waters                   Tampa, FL                              261        -        1,186
5471 W. Waters                  Tampa, FL                              572      798          175
5505 Johns Road #7              Tampa, FL                              228        -        1,403
5481 W. Waters Avenue           Tampa, FL                              558        -        2,298
5483 W. Waters Avenue           Tampa, FL                              457        -        1,941
5905 Breckenridge Parkway       Tampa, FL                              189    1,070           39
5907 Breckenridge Parkway       Tampa, FL                               61      345           11

                                                           GROSS AMOUNT CARRIED
                                                       AT CLOSE OF PERIOD 12/31/03
                                                       ---------------------------  ACCUMULATED
                                       LOCATION               BUILDING AND          DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     (CITY/STATE)      LAND   IMPROVEMENTS  TOTAL     12/31/03     RENOVATED   LIVES (YEARS)
----------------                ---------------------  -----  ------------  ------  ------------  -----------  -------------
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.            Cherry Hill, NJ          282      1,646      1,928       229        1963/85         (o)
2 Springdale Road               Cherry Hill, NJ          126        806        932       107          1968          (o)
4 Springdale Road (i)           Cherry Hill, NJ          332      2,566      2,899       389        1963/85         (o)
8 Springdale Road               Cherry Hill, NJ          258      1,871      2,128       261          1966          (o)
2050 Springdale Road            Cherry Hill, NJ          277      2,787      3,063       281          1965          (o)
16 Springdale Road              Cherry Hill, NJ          240      1,463      1,703       203          1967          (o)
5 Esterbrook Lane               Cherry Hill, NJ          240      1,582      1,821       210        1966/88         (o)
2 Pin Oak Lane                  Cherry Hill, NJ          314      2,426      2,741       324          1968          (o)
6 Esterbrook Lane               Cherry Hill, NJ          164        953      1,117       135          1966          (o)
28 Springdale Road              Cherry Hill, NJ          190      1,264      1,454       167          1967          (o)
3 Esterbrook Lane               Cherry Hill, NJ          198      1,570      1,768       218          1968          (o)
4 Esterbrook Lane               Cherry Hill, NJ          232      1,328      1,560       190          1969          (o)
26 Springdale Road              Cherry Hill, NJ          226      1,615      1,841       212          1968          (o)
1  Keystone Ave.                Cherry Hill, NJ          218      2,215      2,434       290          1969          (o)
 21 Olnev Ave.                  Cherry Hill, NJ           68        444        512        59          1969          (o)
19 Olnev Ave.                   Cherry Hill, NJ          200      2,275      2,475       321          1971          (o)
2 Keystone Ave.                 Cherry Hill, NJ          214      1,774      1,987       234          1970          (o)
18 Olnev Ave.                   Cherry Hill, NJ          247      1,471      1,718       207          1974          (o)
2030 Springdale Rod             Cherry Hill, NJ          523      4,407      4,930       656          1977          (o)
55 Carnegie Drive               Cherry Hill, NJ          547      3,214      3,761       454          1988          (o)
111 Whittendale Drive           Morrestown, NJ           514      2,934      3,448       294        1991/96         (o)
9 Whittendale                   Morrestown, NJ           343      1,951      2,294       126          2000          (o)
7851 Airport (s)                Pennsauken, NJ           160        678        838         3          1966          (o)
103 Central (s)                 Mt. Laurel, NJ           610      1,667      2,277         9          1970          (o)
7860-7870 Airport               Pennsauken, NJ           120        580        700         3          1968          (o)
7100 Airport                    Pennsauken, NJ            50        317        366         2          1963          (o)
7020-24 Kaighn                  Pennsauken, NJ           200        737        937         4          1962          (o)
7110-7112 Airport               Pennsauken, NJ           110        339        449         2          1963          (o)

ST. LOUIS
2121 Chapin Industrial Drive    Vinita Park, MO          614      5,733      6,346     5,662        1969/94         (o)
10431-10449 Midwest Industrial
  Blvd                          Olivette, MO             237      1,944      2,181       506          1967          (o)
10751 Midwest Industrial
  Boulevard                     Olivette, MO             194      1,515      1,708       329          1965          (o)
6951 N Hanley (i)               Hazelwood, MO            419      4,167      4,586     1,229          1965          (o)
1037 Warson - Bldg A            St. Louis, MO            250      1,408      1,658        61          1968          (o)
1037 Warson - Bldg B            St. Louis, MO            387      2,165      2,552        94          1968          (o)
1037 Warson - Bldg C            St. Louis, MO            309      1,719      2,028        75          1968          (o)
1037 Warson - Bldg D            St. Louis, MO            359      1,994      2,353        87          1968          (o)
6821-6857 Hazelwood Ave. (s)    Berkeley, MO           1,096      6,478      7,573         1          2001          (o)
13701 Rider Trail North         Earth City, MO           802      2,564      3,366       104          1985          (o)
4774 Park 36 Boulevard          St. Louis, MO          1,075      5,926      7,000        13          2001          (o)

TAMPA
6614 Adamo Drive                Tampa, FL                181      1,067      1,247       170          1967          (o)
6202 Benjamin Road              Tampa, FL                211      1,450      1,662       115          1981          (o)
6204 Benjamin Road              Tampa, FL                454      2,766      3,220       452          1982          (o)
6206 Benjamin Road              Tampa, FL                416      2,583      2,999       416          1983          (o)
6302 Benjamin Road              Tampa, FL                224      1,397      1,621       254          1983          (o)
6304 Benjamin Road              Tampa, FL                209      1,343      1,552       263          1984          (o)
6306 Benjamin Road              Tampa, FL                269      1,841      2,110       385          1984          (o)
6308 Benjamin Road              Tampa, FL                362      2,179      2,540       352          1984          (o)
5313 Johns Road                 Tampa, FL                213      1,258      1,471       200          1991          (o)
5602 Thompson Center Court      Tampa, FL                120        785        905       155          1972          (o)
5411 Johns Road                 Tampa, FL                241      1,528      1,768       295          1997          (o)
5525 Johns Road                 Tampa, FL                200      1,154      1,354       177          1993          (o)
5607 Johns Road                 Tampa, FL                110        640        750        98          1991          (o)
5709 Johns Road                 Tampa, FL                200      1,243      1,443       200          1990          (o)
5711 Johns Road                 Tampa, FL                255      1,548      1,804       287          1990          (o)
5453 W Waters Avenue            Tampa, FL                 82        494        575        79          1987          (o)
5455 W Waters Avenue            Tampa, FL                326      1,925      2,251       318          1987          (o)
5553 W Waters Avenue            Tampa, FL                326      1,939      2,265       322          1987          (o)
5501 W Waters Avenue            Tampa, FL                162        961      1,123       151          1990          (o)
5503 W Waters Avenue            Tampa, FL                 75        463        538        82          1990          (o)
5555 W Waters Avenue            Tampa, FL                221      1,308      1,529       204          1990          (o)
5557 W Waters Avenue            Tampa, FL                 62        370        432        58          1990          (o)
5903 Johns Road                 Tampa, FL                 93        573        666       101          1987          (o)
5461 W Waters                   Tampa, FL                265      1,182      1,447       145          1998          (o)
5471 W. Waters                  Tampa, FL                574        971      1,545        77          1999          (o)
5505 Johns Road #7              Tampa, FL                228      1,402      1,630       188          1999          (o)
5481 W. Waters Avenue           Tampa, FL                561      2,296      2,856       248          1999          (o)
5483 W. Waters Avenue           Tampa, FL                459      1,939      2,397       235          1999          (o)
5905 Breckenridge Parkway       Tampa, FL                191      1,107      1,298        85          1982          (o)
5907 Breckenridge Parkway       Tampa, FL                 61        356        417        27          1982          (o)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                                        ACQUISITION OR
                                                                         (b)              COMPLETION
                                   LOCATION             (a)          INITIAL COST       AND VALUATION
BUILDING ADDRESS                 (CITY/STATE)      ENCUMBRANCES    LAND     BUILDINGS     PROVISION
----------------            ---------------------  ------------  --------   ----------  --------------
5909 Breckenridge Parkway   Tampa, FL                                 173          980           43
5911 Breckenridge Parkway   Tampa, FL                                 308        1,747           61
5910 Breckenridge Parkway   Tampa, FL                                 436        2,472           75
5912 Breckenridge Parkway   Tampa, FL                                 460        2,607           45
4515-4519 George Road       Tampa, FL                                 633        3,587          105
6301 Benjamin Road          Tampa, FL                                 292        1,657          105
5723 Benjamin Road          Tampa, FL                                 406        2,301           44
6313 Benjamin Road          Tampa, FL                                 229        1,296          128
5801 Benjamin Road          Tampa, FL                                 564        3,197           54
5802 Benjamin Road          Tampa, FL                                 686        3,889          235
5925 Benjamin Road          Tampa, FL                                 328        1,859           68

OTHER
2800 Airport Road (l)       Denton, TX                                369        1,935        1,572
3501 Maple Street           Abilene, TX                                67        1,057        1,051
4200 West Harry Street (j)  Wichita, KS                               193        2,224        1,776
6601 S. 33rd Street         McAllen, TX                               231        1,276           49

REDEVELOPMENTS / DEVELOPMENTS
   / DEVELOPABLE LAND                                              82,124       22,011        7,905
                                                                 --------   ----------     --------
                                                                 $383,884   $1,514,061     $363,188
                                                                 ========   ==========     ========

                                                         GROSS AMOUNT CARRIED
                                                     AT CLOSE OF PERIOD 12/31/03
                                                -----------------------------------      ACCUMULATED
                                 LOCATION                  BUILDING AND                  DEPRECIATION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS               (CITY/STATE)       LAND     IMPROVEMENTS     TOTAL          12/31/03        RENOVATED   LIVES (YEARS)
----------------            ------------------  --------   ------------  ----------      ------------     -----------  -------------
5909 Breckenridge Parkway   Tampa, FL                174         1,022        1,196               84         1982           (o)
5911 Breckenridge Parkway   Tampa, FL                311         1,806        2,117              141         1982           (o)
5910 Breckenridge Parkway   Tampa, FL                440         2,544        2,984              216         1982           (o)
5912 Breckenridge Parkway   Tampa, FL                464         2,648        3,112              205         1982           (o)
4515-4519 George Road       Tampa, FL                640         3,686        4,326              244         1985           (o)
6301 Benjamin Road          Tampa, FL                295         1,759        2,053              122         1986           (o)
5723 Benjamin Road          Tampa, FL                409         2,341        2,750              146         1986           (o)
6313 Benjamin Road          Tampa, FL                231         1,423        1,653               96         1986           (o)
5801 Benjamin Road          Tampa, FL                569         3,247        3,815              204         1986           (o)
5802 Benjamin Road          Tampa, FL                692         4,119        4,811              258         1986           (o)
5925 Benjamin Road          Tampa, FL                331         1,925        2,255              122         1986           (o)

OTHER
2800 Airport Road (l)       Denton, TX               490         3,386        3,876            1,783         1968           (o)
3501 Maple Street           Abilene, TX              266         1,909        2,175              946         1980           (o)
4200 West Harry Street (j)  Wichita, KS              532         3,662        4,193            1,907         1972           (o)
6601 S. 33rd Street         McAllen, TX              233         1,323        1,556              148         1975           (o)

REDEVELOPMENTS / DEVELOPMENTS /
   DEVELOPABLE LAND                               82,329         6,631       88,962            6,502          (p)
                                                --------    ----------   ----------         --------
                                                $392,916    $1,845,139   $2,238,056 (q)     $295,688
                                                ========    ==========   ==========         ========

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

(c)      These properties collateralize the Assumed Loans.

(d)      This property collateralizes the Acquisition Mortgage Loan VIII.

(e)      This property collateralizes the Acquisition Mortgage Loan IX.

(f)      This property collateralizes the Acquisition Mortgage Loan IV.

(g)      This property collateralizes the Acquisition Mortgage Loan X.

(h)      This property collateralizes the Acquisition Mortgage Loan XI.

(i)      Comprised of two properties.

(j)      Comprised of three properties.

(k)      Comprised of four properties.

(l)      Comprised of five properties.

(m)      Comprised of seven properties.

(n)      Comprised of 28 properties.

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

(q) Excludes $115,935 of Construction in Progress and $801 of Furniture, Fixtures and Equipment.

(r) During 2001, the Company recognized a valuation provision of $6,490 on these properties.

(s)      Property is not in-service as of 12/31/03.

         At December 31, 2003, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.1 billion (excluding construction in progress.)

                               FIRST INDUSTRIAL LP
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

         The changes in total real estate assets for the three years ended December 31, 2003 are as follows:

                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
Balance, Beginning of Year .............................      $ 2,325,826    $ 2,343,698    $ 2,228,494
Acquisition, Construction Costs and Improvements .......          305,485        308,763        397,143
Disposition of Assets ..................................         (276,520)      (326,635)      (275,449)
Valuation Provision ....................................                -              -         (6,490)
                                                              -----------    -----------    -----------
Balance, End of Year ...................................      $ 2,354,791    $ 2,325,826    $ 2,343,698
                                                              ===========    ===========    ===========

         The changes in accumulated depreciation for the three years ended December 31, 2003 are as follows:

                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
Balance, Beginning of Year .............................      $ 263,404    $ 232,889    $ 202,786
Depreciation for Year ..................................         63,281       56,762       54,623
Disposition of Assets ..................................        (30,997)     (26,247)     (24,520)
                                                              ---------    ---------    ---------
Balance, End of Year ...................................      $ 295,688    $ 263,404    $ 232,889
                                                              =========    =========    =========

                         OTHER REAL ESTATE PARTNERSHIPS
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                   PAGE
                                                                                   ----
FINANCIAL STATEMENTS
Report of Independent Auditors .................................................   F-32

Combined Balance Sheets of the Other Real Estate Partnerships as of December 31,
2003 and 2002 ..................................................................   F-33

Combined Statements of Operations of the Other Real Estate Partnerships for the
Years Ended December 31, 2003, 2002 and 2001 ...................................   F-34

Combined Statements of Changes in Partners' Capital of the Other Real Estate
Partnerships for the Years Ended December 31, 2003, 2002 and 2001 ..............   F-35

Combined Statements of Cash Flows of the Other Real Estate Partnerships for the
Years Ended December 31, 2003, 2002 and 2001 ...................................   F-36

Notes to Combined Financial Statements .........................................   F-37

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
the Other Real Estate Partnerships

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the combined financial statements, on January 1, 2002, the Other Real Estate Partnerships adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

                                        PricewaterhouseCoopers LLP

Chicago, Illinois
March 9, 2004

                         OTHER REAL ESTATE PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   December 31,    December 31,
                                                                                      2003            2002
                                                                                   ------------    ------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land .....................................................................   $     51,026    $     52,055
      Buildings and Improvements ...............................................        334,825         327,526
      Furniture, Fixtures and Equipment ........................................             84              84
      Construction in Progress .................................................             --              --
      Less: Accumulated Depreciation ...........................................        (53,564)        (47,113)
                                                                                   ------------    ------------
              Net Investment in Real Estate ....................................        332,371         332,552

   Cash and Cash Equivalents ...................................................          1,143           2,316
   Restricted Cash .............................................................         21,132           2,768
   Tenant Accounts Receivable, Net .............................................          1,224           1,055
   Deferred Rent Receivable ....................................................          1,009           1,512
   Deferred Financing Costs, Net ...............................................              9           1,478
   Prepaid Expenses and Other Assets, Net ......................................         46,007          93,655
                                                                                   ------------    ------------
              Total Assets .....................................................   $    402,895    $    435,336
                                                                                   ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage Loans Payable, Net .................................................   $      2,529    $     40,080
   Accounts Payable and Accrued Expenses .......................................         17,959          10,140
   Rents Received in Advance and Security Deposits .............................          4,234           3,986
                                                                                   ------------    ------------
              Total Liabilities ................................................         24,722          54,206
                                                                                   ------------    ------------
Commitments and Contingencies ..................................................             --              --

Partners' Capital ..............................................................        378,173         381,130
                                                                                   ------------    ------------
                Total Liabilities and Partners' Capital ........................   $    402,895    $    435,336
                                                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 Year Ended    Year Ended    Year Ended
                                                                December 31,  December 31,  December 31,
                                                                    2003          2002          2001
                                                                ------------  ------------  ------------
Revenues:
   Rental Income ............................................     $ 49,168      $ 42,397      $ 40,524
   Tenant Recoveries and Other Income .......................       11,430        10,572         9,238
                                                                  --------      --------      --------
             Total Revenues .................................       60,598        52,969        49,762
                                                                  --------      --------      --------

Expenses:
   Real Estate Taxes ........................................        6,773         6,486         6,469
   Repairs and Maintenance ..................................        3,153         2,108         1,835
   Property Management ......................................        1,682         1,742         1,676
   Utilities ................................................        1,938         1,644         1,190
   Insurance ................................................          422           423           285
   Other ....................................................        1,138         1,453         3,538
   Amortization of Deferred Financing Costs .................            3            67            67
   Depreciation and Other Amortization ......................       12,018        10,618         9,908
   Valuation Provision on Real Estate .......................           --            --         3,010
                                                                  --------      --------      --------
              Total Expenses ................................       27,127        24,541        27,978
                                                                  --------      --------      --------

Other Income/Expense:
   Interest Income ..........................................          712         2,246         2,474
   Interest Expense .........................................         (256)       (2,948)       (3,739)
   Loss from Early Retirement of Debt .......................       (1,466)           --            --
                                                                  --------      --------      --------
              Total Other Income/Expense ....................       (1,010)         (702)       (1,265)
                                                                  --------      --------      --------

Income from Continuing Operations ...........................       32,461        27,726        20,519
Income from Discontinued Operations (Including Gain on Sale
    of Real Estate of $4,644 and  $21,218 for the Years Ended
    December 31, 2003 and 2002) .............................        4,941        25,694         7,538
                                                                  --------      --------      --------
Income Before Gain on Sale of Real Estate ...................       37,402        53,420        28,057
Gain on Sale of Real Estate .................................        6,243            67        21,405
                                                                  --------      --------      --------
Net Income ..................................................     $ 43,645      $ 53,487      $ 49,462
                                                                  ========      ========      ========

    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                            Total
Balance at December 31, 2000 ..........   $ 387,235
    Contributions .....................     164,960
    Distributions .....................    (178,706)
    Redemption of Preferred Partnership
      Interest ........................     (41,295)
    Net Income ........................      49,462
                                          ---------
Balance at December 31, 2001 ..........   $ 381,656
    Contributions .....................     104,473
    Distributions .....................    (158,486)
    Net Income ........................      53,487
                                          ---------
Balance at December 31, 2002 ..........   $ 381,130
    Contributions .....................      59,857
    Distributions .....................    (106,459)
    Net Income ........................      43,645
                                          ---------
Balance at December 31, 2003 ..........   $ 378,173
                                          =========

    The accompanying notes are an integral part of the financial statements.

                         OTHER REAL ESTATE PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      Year Ended         Year Ended         Year Ended
                                                                   December 31, 2003  December 31, 2002  December 31, 2001
                                                                   -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................      $  43,645          $  53,487          $  49,462

   Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
    Depreciation ...............................................         10,621             10,763             11,321
    Amortization of Deferred Financing Costs ...................              3                 67                 67
    Loss from Early Retirement of Debt .........................          1,466                 --                 --
    Valuation Provision on Real Estate .........................             --                 --              3,010
    Other Amortization .........................................          1,672              1,309              1,236
    Gain on Sale of Real Estate ................................        (10,887)           (21,285)           (21,405)
    Increase in Tenant Accounts Receivable and
         Prepaid Expenses and Other Assets, Net ................         (3,054)            (4,926)           (13,802)
    Change in Deferred Rent  Receivable ........................             32                628               (231)
    Change in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits........          8,185              5,373            (16,954)
    Change in Restricted Cash ..................................          2,742               (102)            (1,452)
                                                                      ---------          ---------          ---------
          Net Cash Provided by Operating Activities ............         54,425             45,314             11,252
                                                                      ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of and Additions to Investment in Real Estate......        (33,415)           (47,269)              (769)
    Net Proceeds from Sales of Investment in Real Estate .......         18,818             43,608             51,943
    Repayment of Mortgage Loans Receivable .....................         48,386             13,599              6,865
    Change in Restricted Cash ..................................        (21,106)            13,704            (13,730)
                                                                      ---------          ---------          ---------
         Net Cash Provided by Investing Activities .............         12,683             23,642             44,309
                                                                      ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions ...............................................         59,857            104,473            185,514
   Distributions ...............................................       (106,459)          (158,486)          (199,260)
   Repayments on Mortgage Loans Payable ........................        (37,511)              (608)              (566)
   Redemption of Preferred Units ...............................             --                 --            (41,295)
   Proceeds from (Purchase of) U.S. Government Securities ......         15,832            (13,669)            (1,123)
                                                                      ---------          ---------          ---------
          Net Cash Used in Financing Activities ................        (68,281)           (68,290)           (56,730)
                                                                      ---------          ---------          ---------
   Net Increase (Decrease) in Cash and Cash Equivalents ........         (1,173)               666             (1,169)
   Cash and Cash Equivalents, Beginning of Period ..............          2,316              1,650              2,819
                                                                      ---------          ---------          ---------
   Cash and Cash Equivalents, End of Period ....................      $   1,143          $   2,316          $   1,650
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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND FORMATION OF PARTNERSHIPS

         First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 85.6% partnership interest at December 31, 2003. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 14.4% and 15.0% interest in the Operating Partnership at December 31, 2003 and 2002 respectively.

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

         On a combined basis, as of December 31, 2003, the Other Real Estate Partnerships owned 105 in-service industrial properties, containing an aggregate of approximately 9.4 million square feet (unaudited) of GLA. Of the 105 industrial properties owned by the Other Real Estate Partnerships at December 31, 2003, 15 are held by the Mortgage Partnership, 41 are held by the Pennsylvania Partnership, 15 are held by the Securities Partnership, 19 are held by the Financing Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2. BASIS OF PRESENTATION

         The combined financial statements of the Other Real Estate Partnerships at December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships' financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2003 and 2002, and the reported amounts of revenues and expenses for each of the years ended December 31, 2003, 2002 and 2001. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

         At December 31, 2003 and 2002, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Other Real Estate Partnerships exchanges into properties under Section 1031 of the Internal Revenue Code. At December 31, 2002 restricted cash also included cash reserves required to be set aside under the 1995 Mortgage Loan (hereinafter defined) for payment of real estate taxes, capital expenditures, interest, security deposit refunds, insurance and re-leasing costs. The carrying amount approximates fair value due to the short term maturity of these investments.

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

         Investment in Real Estate is carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Other Real Estate Partnerships estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Other Real Estate Partnerships will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Other Real Estate Partnerships ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, the Other Real Estate Partnerships decides not to sell a property previously classified as held for sale, the Other Real Estate Partnerships will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Interest costs, real estate taxes, compensation costs of development personnel and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                              Years
                                           ----------
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

         The Other Real Estate Partnerships account for all acquisitions entered into subsequent to June 30, 2001 in accordance with FAS 141. Upon acquisition of a property, the Other Real Estate Partnerships allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Other Real Estate Partnerships allocate the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Other Real Estate Partnership's overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles is amortized to expense over the remaining lease term and expected renewal periods in the respective lease and is included in other assets. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases and the in-place lease value is immediately charged to expense.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $18 and $449 at December 31, 2003 and 2002, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

         Revenue is recognized on payments received from tenants for early lease terminations after the Other Real Estate Partnerships determine that all the necessary criteria have been met in accordance with FAS 13 "Accounting for Leases".

         The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $343 as of December 31, 2003 and 2002, respectively. For accounts receivable the Other Real Estate Partnerships deem uncollectible, the Other Real Estate Partnerships uses the direct write-off method.

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

Fair Value of Financial Instruments

         The Other Real Estate Partnerships' financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 4 for the fair values of the mortgage loan payable.

Discontinued Operations

         On January 1, 2002, the Other Real Estate Partnerships adopted the
FAS 144. FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Other Real Estate Partnerships as a result of the disposal transaction and (b) the Other Real Estate Partnerships will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

         Management views the Other Real Estate Partnerships as a single segment.

Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owing a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Other Real Estate Partnerships do not believe that the application of FIN 46 will have an impact on its financial position, results of operations, or liquidity. FIN 46 has not had an effect on the Other Real Estate Partnership's combined financial position, liquidity, and results of operations.

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Certain 2002 and 2001 items have been reclassified to conform to the 2003 presentation.

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

         Under the terms of the 1995 Mortgage Loan, certain cash reserves were required to be and were set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and re-leasing costs. The amount of cash reserves segregated for security deposits was adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance was determined by the lender and approximated the next periodic payment of such items. The amount included in the cash reserves relating to re-leasing costs resulted from a deposit of a lease termination fee that was to be used to cover costs of re-leasing that space. At December 31, 2002, these reserves totaled $2,742, and were included in restricted cash. Such cash reserves were invested in a money market fund at December 31, 2002. The maturity of these investments is one day; accordingly, cost approximates fair value. On January 13, 2003, the Other Real Estate Partnerships, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan at which time such cash reserves were released to the Other Real Estate Partnerships.

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, CONTINUED

         The following table discloses certain information regarding the Other Real Estate Partnerships' mortgage loans:

                                    OUTSTANDING    BALANCE AT          ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                  ------------------------------       ---------------------------  ---------------------
                                  DECEMBER 31,       DECEMBER 31,       DECEMBER 31,   DECEMBER 31,  DECEMBER 31, MATURITY
                                      2003               2002               2003           2002          2003       DATE
                                  ------------       ------------       ------------   ------------  ------------ --------
MORTGAGE LOANS PAYABLE
1995 Mortgage Loan ...........    $         -- (1)   $     37,482 (1)   $         --   $        158      (1)        (1)
Acquisition Mortgage Loan V...           2,529 (2)          2,598 (2)             18             --     9.010%    09/01/06
                                  ------------       ------------       ------------   ------------
Total ........................    $      2,529       $     40,080       $         18   $        158
                                  ============       ============       ============   ============

(1) The entire loan was paid off and retired on January 2003.

(2) At December 31, 2003 and 2002, the Acquisition Mortgage Loan V is net of an unamortized premium of $102 and $143, respectively.

         The following is a schedule of maturities of the mortgage loan, exclusive of the related premium for the next three years ending December 31,:

                         Amount
                         ------
2004...................  $   34
2005...................      37
2006 ..................   2,356
                         ------
Total..................  $2,427
                         ======

Fair Value:

         At December 31, 2003 and 2002, the fair value of the Other Real Estate Partnerships' mortgage loans payable were as follows:

                                December 31, 2003  December 31, 2002
                                -----------------  -----------------
                                Carrying   Fair    Carrying   Fair
                                 Amount    Value    Amount    Value
                                --------  -------  -------- --------
Mortgage Loans Payable......    $  2,598  $ 2,759  $ 40,080 $ 40,069
                                --------  -------  -------- --------
Total.......................    $  2,598  $ 2,759  $ 40,080 $ 40,069
                                ========  =======  ======== ========

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

5. PARTNERS' CAPITAL

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

                         OTHER REAL ESTATE PARTNERSHIPS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2003, the Other Real Estate Partnerships acquired two in-service industrial property comprising approximately .3 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $11,300, excluding costs incurred in conjunction with the acquisition of the properties.

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

7. SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 2003, the Other Real Estate Partnerships sold nine industrial properties comprising approximately 1.1 million square feet (unaudited) of GLA and several parcels of land. Two of the nine sold industrial properties comprising approximately .7 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the nine industrial properties and several land parcels totaled approximately $36,879. The gain on sale of real estate was approximately $10,887, of which $4,644 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the seven of the nine sold industrial properties that were not identified as held for sale at December 31, 2001, are included in discontinued operations.

         In 2002, the Other Real Estate Partnerships sold 17 industrial properties comprising approximately 2.8 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, one industrial property comprising approximately .1 million square feet (unaudited) of GLA that was sold to the December 2001 Joint Venture, one land parcel and assigned to third parties the right to purchase certain properties. Gross proceeds from these sales were approximately $87,410. The gain on sale of real estate was approximately $21,285, of which $21,218 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 17 of the 18 sold industrial properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment to third parties of the right to purchase certain properties are included in discontinued operations.

         In 2001, the Other Real Estate Partnerships sold eight in-service industrial properties and several parcels of land. Gross proceeds from these sales totaled approximately $69,321. The gain on sales totaled approximately $21,405.

         The following table discloses certain information regarding the industrial properties included in discontinued operations by the Other Real Estate Partnerships for the years ended December 31, 2003, 2002 and 2001.

                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                          2003            2002           2001
                                      ------------    ------------    ------------
Total Revenues                        $      1,500    $      8,795    $     14,050
Operating Expenses                            (956)         (2,826)         (3,825)
Depreciation and Amortization                 (247)         (1,493)         (2,687)
Gain on Sale of Real Estate                  4,644          21,218               -
                                      ------------    ------------    ------------
Income from Discontinued Operations   $      4,941    $     25,694    $      7,538
                                      ============    ============    ============

         In conjunction with certain property sales, the Other Real Estate Partnerships provides seller financing on behalf of certain buyers. At December 31, 2003 and 2002, the Other Real Estate Partnerships had mortgage notes receivable outstanding of approximately $23,585 and $55,572, respectively which is included as a component of prepaid expenses and other assets.

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

8. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                Year Ended      Year Ended      Year Ended
                               December 31,    December 31,    December 31,
                                   2003            2002            2001
                               ------------    ------------    ------------
Interest paid ..............   $        415    $      2,932    $      3,742
                               ============    ============    ============

         In conjunction with the property and land acquisitions, the following liabilities were assumed:

Purchase of real estate ....   $     11,300    $     57,855    $     22,905
Accounts payable and accrued
   Expenses ................           (296)           (364)           (109)
                               ------------    ------------    ------------
                               $     11,004    $     57,491    $     22,796
                               ============    ============    ============

In conjunction with certain property sales, the Other Real Estate Partnerships provided seller financing on behalf of certain buyers:

Notes Receivable ...........   $     17,170    $     42,765    $       --
                               ============    ============    ============

9. FUTURE RENTAL REVENUES

         The Other Real Estate Partnerships' properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2003 are approximately as follows:

2004               $ 31,605
2005                 22,696
2006                 16,178
2007                 10,810
2008                  7,976
Thereafter           14,425
                   --------
   Total           $103,690
                   ========

10. RELATED PARTY TRANSACTIONS

         Periodically, the Other Real Estate Partnerships utilizes real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company's officers/Directors is an employee. For the years ended December 31, 2003 and 2002, this relative received brokerage commissions in the amount of $5 and $23, respectively from the Other Real Estate Partnerships.

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

         One property has a lease granting the tenant an option to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships' depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of this tenant purchase option.

12. SUBSEQUENT EVENTS

         During the period January 1, 2004 through March 5, 2004, the Other Real Estate Partnerships sold one land parcel for approximately $173 of gross proceeds.