Form 10-Q
period 2004-03-31
FIRST INDUSTRIAL LP
filed 2004-05-10
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended March 31, 2004

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$396,194	$392,916
Buildings and Improvements	1,833,598	1,845,139
Furniture, Fixtures and Equipment	800	801
Construction in Progress	110,809	115,935
Less: Accumulated Depreciation	(302,625)	(295,688)

Net Investment in Real Estate	2,038,776	2,059,103

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $575 at March 31, 2004	6,217	—
Investments in and Advances to Other Real Estate Partnerships	359,111	374,906
Cash and Cash Equivalents	5,610	—
Restricted Cash	54,086	60,875
Tenant Accounts Receivable, Net	7,252	7,769
Investments in Joint Ventures	16,475	14,606
Deferred Rent Receivable	13,343	12,903
Deferred Financing Costs, Net	9,364	9,809
Prepaid Expenses and Other Assets, Net	108,256	93,291

Total Assets	$2,618,490	$2,633,262

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$42,808	$43,217
Senior Unsecured Debt, Net	1,212,225	1,212,152
Unsecured Line of Credit	161,900	195,900
Accounts Payable and Accrued Expenses	57,610	62,382
Rents Received in Advance and Security Deposits	23,969	24,655
Distributions Payable	32,718	31,889

Total Liabilities	1,531,230	1,570,195

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (100,000 units issued and outstanding at March 31, 2004 and December 31, 2003)	240,697	240,697
General Partner Units (41,103,563 and 39,850,370 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	719,908	687,721
Unamortized Value of General Partnership Restricted Units	(25,652)	(19,035)
Limited Partners’ Units (6,660,921 and 6,704,012 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively)	161,982	163,794
Accumulated Other Comprehensive Loss	(9,675)	(10,110)

Total Partners’ Capital	1,087,260	1,063,067

Total Liabilities and Partners’ Capital	$2,618,490	$2,633,262

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Revenues:
Rental Income	$52,696	$47,199
Tenant Recoveries and Other Income	20,096	16,376

Total Revenues	72,792	63,575

Expenses:
Real Estate Taxes	11,246	10,278
Repairs and Maintenance	6,131	5,649
Property Management	2,443	3,121
Utilities	2,714	2,225
Insurance	731	799
Other	1,694	1,185
General and Administrative	7,068	6,600
Amortization of Deferred Financing Costs	445	437
Depreciation and Other Amortization	19,094	14,434

Total Expenses	51,566	44,728

Other Income/Expense:
Interest Income	534	376
Interest Expense	(23,653)	(23,705)

Total Other Income/Expense	(23,119)	(23,329)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity In Income in Joint Ventures and Gain on Sale of Real Estate	(1,893)	(4,482)
Equity in Income of Other Real Estate Partnerships	7,381	17,228
Equity in Income of Joint Ventures	245	174

Income from Continuing Operations	5,733	12,920
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $22,179 and $16,551 for the Three Months Ended March 31, 2004 and 2003, respectively)	23,124	21,000

Income Before Gain on Sale of Real Estate	28,857	33,920
Gain on Sale of Real Estate	3,115	1,236

Net Income	31,972	35,156
Less: Preferred Unit Distributions	(5,044)	(5,044)

Net Income Available to Unitholders	$26,928	$30,112

Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.08	$0.20

Diluted	$0.08	$0.20
Income from Discontinued Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.50	$0.46

Diluted	$0.50	$0.46

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.58	$0.67

Diluted	$0.58	$0.67

Net Income	$31,972	$35,156
Other Comprehensive Income:
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	381	154
Amortization of Interest Rate Protection Agreements	54	47

Comprehensive Income	$32,407	$35,357

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,972	$35,156
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	16,901	13,925
Amortization of Deferred Financing Costs	445	437
Other Amortization	3,940	3,629
Provision for Bad Debt	305	(600)
Equity in Income of Joint Ventures	(245)	(174)
Distributions from Joint Ventures	245	174
Gain on Sale of Real Estate	(25,294)	(17,787)
Equity in Income of Other Real Estate Partnerships	(7,381)	(17,228)
Distributions from Investment in Other Real Estate Partnerships	7,381	17,228
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(7,412)	(12,844)
Increase in Deferred Rent Receivable	(1,306)	(535)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(74)	(4,067)

Net Cash Provided by Operating Activities	19,477	17,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(81,638)	(22,166)
Net Proceeds from Sales of Investments in Real Estate	88,947	59,895
Investments in and Advances to Other Real Estate Partnerships	(15,342)	(34,272)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	31,137	49,082
Contributions to and Investments in Joint Ventures	(2,184)	(459)
Distributions from Joint Ventures	291	356
Repayment of Mortgage Loans Receivable	1,214	1,689
Decrease (Increase) in Restricted Cash	6,789	(35,494)

Net Cash Provided by Investing Activities	29,214	18,631

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	31,597	727
Unit Distributions	(31,889)	(31,106)
Repurchase of Restricted Units	(3,459)	(1,591)
Repurchase of General Partner Units	—	(997)
Preferred Unit Distributions	(5,044)	(5,044)
Repayments on Mortgage Loans Payable	(286)	(224)
Proceeds from Unsecured Line of Credit	45,000	61,900
Repayments on Unsecured Line of Credit	(79,000)	(58,600)

Net Cash Used in Financing Activities	(43,081)	(34,935)

Net Increase in Cash and Cash Equivalents	5,610	1,010
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$5,610	$1,010

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. Organization and Formation of Partnership

     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.1% and 85.2% ownership interest at March 31, 2004 and 2003, respectively. The limited partners of the Operating Partnership own approximately a 13.9% and 14.8% interest in the Operating Partnership at March 31, 2004 and 2003, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of March 31, 2004, the Consolidated Operating Partnership owned 722 in-service industrial properties containing an aggregate of approximately 49.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2004, the Other Real Estate Partnerships owned 103 in-service industrial properties containing an aggregate of approximately 9.2 million square feet of GLA. The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”). The Other Real Estate Partnerships, the September 1998 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting.

2. Summary of Significant Accounting Policies

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Consolidated Operating Partnership’s 2003 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2003 audited financial statements included in the Consolidated Operating Partnership’s 2003 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

and liabilities as of March 31, 2004 and December 31, 2003, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2004 and 2003. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2004 and December 31, 2003 and the results of its operations and comprehensive income and its cash flows for each of the three months ended March 31, 2004 and 2003, respectively.

Tenant Accounts Receivable, Net:

     The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,852 and $1,547 as of March 31, 2004 and December 31, 2003, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense was recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the three months ended March 31, 2004, and 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

     The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net Income Available to Unitholders - as reported	$26,928	$30,112
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders - as reported	—	54
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(121)	(412)

Net Income Available to Unitholders - pro forma	$26,807	$29,754

Net Income Available to Unitholders per Share - as reported - Basic	$0.58	$0.67
Net Income Available to Unitholders per Share - pro forma - Basic	$0.58	$0.66
Net Income Available to Unitholders per Share - as reported - Diluted	$0.58	$0.67
Net Income Available to Unitholders per Share - pro forma - Diluted	$0.57	$0.66

Discontinued Operations:

     On January 1, 2002, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold as well as the results of operations from properties that are classified as held for sale at March 31, 2004 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”—an interpretation of ARB 51 (“FIN 46R”) was issued. FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46. FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”). The Consolidated Operating Partnership was required to apply FIN 46R no later than the quarter ended March 31, 2004. The Consolidated Operating Partnership’s evaluation of FIN 46R did not result in the consolidation of any of the Consolidated Operating Partnership’s joint venture entities and therefore did not impact the Consolidated Operating Partnership’s financial position, results of operations, or liquidity.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3. Investments in and Advances to Other Real Estate Partnerships

     The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

     Summarized condensed combined financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	March 31, 2004	December 31, 2003
ASSETS
Assets:
Investment in Real Estate, Net	$327,061	$332,371
Other Assets, Net	56,342	70,524

Total Assets	$383,403	$402,895

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,511	$2,529
Other Liabilities	18,649	22,193

Total Liabilities	21,160	24,722

Partners’ Capital	362,243	378,173

Total Liabilities and Partners’ Capital	$383,403	$402,895

Condensed Combined Statements of Operations:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Total Revenues	$11,876	$23,550
Property Expenses	(3,999)	(4,115)
Interest Expense	(45)	(121)
Amortization of Deferred Financing Costs	(1)	(1)
Depreciation and Other Amortization	(3,223)	(2,675)
Loss From Early Retirement of Debt	—	(1,466)
Gain on Sale of Real Estate	131	63
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $2,552 and $1,907 for the Three Months Ended March 31, 2004 and 2003, respectively)	2,711	2,070

Net Income	$7,450	$17,305

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4. Investments in Joint Ventures

     As of March 31, 2004, the September 1998 Joint Venture owned 43 industrial properties comprising approximately 1.5 million square feet of GLA, the December 2001 Joint Venture owned 36 industrial properties comprising approximately 6.2 million square feet of GLA and the May 2003 Joint Venture owned one industrial property comprising approximately .2 million square feet of GLA. Twenty-seven of the 36 industrial properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership’s economic interest in the December 2001 Joint Venture. The 15% gain deferral reduced the Consolidated Operating Partnership’s investment in the joint venture and is amortized into income over the useful life of the related building, which is typically 40 years. If the December 2001 Joint Venture sells any of the 27 properties that were purchased from the Consolidated Operating Partnership to a third party, the Consolidated Operating Partnership will recognize the unamortized portion of the deferred gain as gain on sale of real estate. If the Consolidated Operating Partnership repurchases any of the 27 properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

     During the three months ended March 31, 2004 and 2003, the Consolidated Operating Partnership invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003
Contributions	$788	$428
Distributions	$536	$530
Fees	$688	$260

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	March 31,		December 31,		March 31,	December 31,	March 31,	Maturity
	2004		2003		2004	2003	2004	Date
Mortgage Loans Payable, Net
Assumed Loans	$5,291		$5,442		$—	$—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,108		2,130		16	16	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,568		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,775		5,811		40	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,628	(1)	16,754	(1)	100	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,829	(1)	4,854	(1)	28	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,609	(1)	2,623	(1)	15	—	7.540%	01/01/12

Total	$42,808		$43,217		$237	$195

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,245	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,984	(2)	149,982	(2)	4,307	1,457	7.600%	05/15/07
2011 PATS	99,668	(2)	99,657	(2)	2,786	942	7.375%	05/15/11	(3)
2017 Notes	99,869	(2)	99,866	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,809	(2)	199,807	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,578	(2)	199,563	(2)	656	4,343	7.375%	03/15/11
2012 Notes	198,890	(2)	198,856	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,374	(2)	49,368	(2)	1,787	818	7.750%	04/15/32

Total	$1,212,225		$1,212,152		$26,737	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$161,900		$195,900		$336	$336	1.903%	09/30/05

(1)	At March 31, 2004, the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,577, $579 and $295, respectively. At December 31, 2003 the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,673, $597 and $305, respectively.

(2)	At March 31, 2004, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $16, $332, $131, $17, $191, $422, $1,110 and $626, respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued.

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2004	$900
2005	213,204
2006	153,249
2007	151,433
2008	1,560
Thereafter	895,981

Total	$1,416,327

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $226 into net income as an increase to interest expense.

     In March 2004, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $73,500, is effective from July 1, 2004 through July 1, 2009 and fixed the LIBOR rate at 3.3535%.

     In March 2004, the Consolidated Operating Partnership entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $73,500, is effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%.

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

Unit Contributions:

     During the three months ended March 31, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 1,221 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8,027 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the three months ended March 31, 2004, certain employees exercised 1,378,469 non-qualified employee stock options. Net proceeds to the Company were approximately $31,597. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

     On January 19, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $.6850 per Unit, totaling approximately $31,889.

     On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2004, totaled approximately $5,044.

7. Acquisition and Development of Real Estate

     During the three months ended March 31, 2004, the Consolidated Operating Partnership acquired nine industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $56,975, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of three industrial properties comprising approximately .3 million square feet of GLA at an estimated cost of approximately $15.4 million.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

8. Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the three months ended March 31, 2004, the Consolidated Operating Partnership sold 20 industrial properties comprising approximately 2.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 20 industrial properties and several land parcels were approximately $104,833. The gain on sale of real estate was approximately $25,294. Eighteen of the 20 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 18 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the two industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At March 31, 2004, the Consolidated Operating Partnership had two industrial properties comprising approximately .1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at March 31, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the three months ended March 31, 2004 reflects the results of operations and gain on sale of real estate of 18 industrial properties that were sold during the three months ended March 31, 2004 as well as the results of operations of two industrial properties held for sale at March 31, 2004.

     Income from discontinued operations for the three months ended March 31, 2003 reflects the results of operations of 18 industrial properties that were sold during the three months ended March 31, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003, two industrial properties identified as held for sale at March 31, 2004, as well as the gain on sale of real estate from 20 industrial properties which were sold during the three months ended March 31, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Total Revenues	$2,524	$10,027
Operating Expenses	(1,108)	(3,537)
Depreciation and Amortization	(471)	(2,041)
Gain on Sale of Real Estate	22,179	16,551

Income from Discontinued Operations	$23,124	$21,000

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9. Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Interest paid, net of capitalized interest	$16,367	$16,533

Interest capitalized.	$391	$204

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$32,718	$31,543

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,096)	$(72)
General partnership units	1,096	72

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Purchase of real estate	$56,975	$22,050
Deferred purchase price	—	(10,425)
Accounts payable and accrued expenses	(38)	—

Acquisition of real estate	$56,937	$11,625

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$8,573	$—

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

10. Earnings Per Unit (“EPU”)

     The computation of basic and diluted EPU is presented below:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Numerator:
Income from Continuing Operations	$5,733	$12,920
Gain On Sale of Real Estate	3,115	1,236
Less: Preferred Distributions	(5,044)	(5,044)

Income from Continuing Operations Available to Unitholders - For Basic and Diluted EPU	3,804	9,112
Discontinued Operations	23,124	21,000

Net Income Available to Unitholders	$26,928	$30,112

Denominator:
Weighted Average Units - Basic	46,228,525	45,197,669
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	344,116	57,078
Employee and Director Shares of Restricted Stock	121,002	2,784

Weighted Average Units Outstanding - Diluted	46,693,643	45,257,531

Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.08	$0.20

Discontinued Operations	$0.50	$0.46

Net Income Available to Unitholders	$0.58	$0.67

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.08	$0.20

Discontinued Operations	$0.50	$0.46

Net Income Available to Unitholders	$0.58	$0.67

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

     The Consolidated Operating Partnership has committed to the construction of 24 development projects totaling approximately 2.4 million square feet of GLA for an estimated investment of approximately $155.2 million. Of this amount, approximately $34.9 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Consolidated Operating Partnership’s $300,000 unsecured line of credit (the “Unsecured Line of Credit”). The Consolidated Operating Partnership expects to place in service 23 of the 24 development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12. Subsequent Events

     From April 1, 2004 to April 30, 2004, the Consolidated Operating Partnership acquired or completed development of seven industrial properties and several land parcels for an aggregate purchase price of approximately $27,590, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property and one land parcel for approximately $3,218 of gross proceeds.

     On April 19, 2004, the Operating Partnership paid a first quarter 2004 distribution of $.6850 per Unit, totaling approximately $32,718.

     On May 10, 2004, the Company called for the redemption of all of its outstanding Series D Preferred Stock and Series E Preferred Stock, each at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date for each will be June 7, 2004 (the “Redemption Date”). The Series D Preferred Units associated with the Series D Preferred Stock and the Series E Preferred Units associated with the Series E Preferred Stock will be redeemed on June 7, 2004 as well. The redemption of the Series D Preferred Stock and/or the Series E Preferred Stock are subject to the closing of one or more offerings by the Company, which are contemplated to close on or before the Redemption Date.

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

     The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.1% ownership interest at March 31, 2004. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.9% interest in the Operating Partnership at March 31, 2004. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of March 31, 2004, the Consolidated Operating Partnership owned 722 in-service industrial properties containing an aggregate of approximately 49.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2004, the Other Real Estate Partnerships owned 103 in-service industrial properties containing an aggregate of approximately 9.2 million square feet of GLA. The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”). The Other Real Estate Partnerships, the September 1998 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting.

     Management believes the Consolidated Operating Partnership’s financial condition and results of operations are, primarily, a function of the Consolidated Operating Partnership’s performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

     The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing, either or both, occupancy rates and rental rates at the Consolidated Operating Partnership’s properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership’s properties (as discussed below), for the Consolidated Operating Partnership’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership’s properties or to maintain tenant recoveries and operating and certain expenses consistent with historical levels and proportions, the Consolidated Operating Partnership’s revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership’s tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership were unable to rent its properties on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income and tenant recoveries, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership’s investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership may not be able to finance the acquisition and development opportunities it identifies. If the Consolidated Operating Partnership were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Consolidated Operating Partnership also generates income from the sale of properties (including existing buildings, buildings which the Consolidated Operating Partnership has developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership is continually engaged in, and its income growth is dependent, in part, on systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Consolidated Operating Partnership’s income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership were unable to sell properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, as well as borrowings under its $300 million unsecured line of credit (the “Unsecured Line of Credit”), to finance future acquisitions and developments. Nonetheless, access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability, and cost, to refinance existing indebtedness as it matures and to fund future acquisitions and developments, if the Consolidated Operating Partnership chooses to do so, through the issuance of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

     At March 31, 2004, the Consolidated Operating Partnership owned 722 in-service industrial properties with approximately 49.3 million square feet of gross leasable area (“GLA”), compared to 778 in-service industrial properties with approximately 48.8 million square feet of GLA at March 31, 2003. During the period between April 1, 2003 and March 31, 2004, the Consolidated Operating Partnership acquired 70 industrial properties containing approximately 7.8 million square feet of GLA, completed development of 12 industrial properties totaling approximately 1.4 million square feet of GLA and sold 116 in-service industrial properties totaling approximately 6.7 million square feet of GLA, four out of service industrial properties and several land parcels. The Consolidated Operating Partnership also took 33 industrial properties out of service comprising approximately 3.6 million square feet of GLA and placed in-service 11 industrial properties comprising approximately 1.6 million square feet of GLA.

     The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by source. Same store properties are in-service properties owned prior to January 1, 2003. Acquired properties are in-service properties that were acquired subsequent to December 31, 2002. During the three months ended March 31, 2004 and the year ended December 31, 2003, the Consolidated Operating Partnership acquired 71 industrial properties totaling approximately 8.2 million square feet of GLA at a total purchase price of $272.6 million. Sold properties are properties that were sold subsequent to December 31, 2002. During the three months ended March 31, 2004 and the year ended December 31, 2003, the Consolidated Operating Partnership sold 141 industrial properties totaling approximately 8.4 million square feet of GLA and several land parcels for gross sales proceeds of $450.0 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2002. These properties will be placed in-service when they have reached stabilized occupancy. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership‘s maintenance company and other miscellaneous expenses.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

     The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

     In the first quarter of 2004, the Consolidated Operating Partnership’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At March 31, 2004 and 2003, the occupancy rates of the Consolidated Operating Partnership’s in-service properties were 89.6% and 88.3%, respectively.

     Revenues from same store properties decreased $1.5 million, or 2.5%, due primarily to a decrease in rental rates on new leases. Revenues from acquired properties increased $4.8 million due to properties acquired subsequent to December 31, 2002. Revenues from sold properties decreased $8.0 million, or 75.6%, due to properties sold subsequent to December 31, 2002.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$57,834	$59,335	$(1,501)	-2.5%
Acquired Properties	4,847	—	4,847	100.0%
Sold Properties	2,587	10,613	(8,026)	-75.6%
Properties Not Placed in-service	6,923	2,581	4,342	168.2%
Other	3,125	1,073	2,052	191.2%

	75,316	73,602	1,714	2.3%
Discontinued Operations	(2,524)	(10,027)	7,503	-74.8%

Total Revenues	$72,792	$63,575	$9,217	14.5%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remain relatively unchanged. Property expenses from acquired properties increased by $1.3 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $2.7 million, or 72.2%, due to properties sold subsequent to December 31, 2002.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$19,949	$20,213	$(264)	-1.3%
Acquired Properties	1,275	—	1,275	100.0%
Sold Properties	1,053	3,792	(2,739)	-72.2%
Properties Not Placed in-service	2,645	1,045	1,600	153.1%
Other	1,145	1,744	(599)	-34.3%

	26,067	26,794	(727)	-2.7%
Discontinued Operations	(1,108)	(3,537)	2,429	-68.7%

Total Property Expenses	$24,959	$23,257	$1,702	7.3%

     General and administrative expense increased by approximately $.5 million due primarily to an increase in employees and employee compensation.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $1.4 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $1.6 million, or 78.3%, due to properties sold subsequent to December 31, 2002.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$15,273	$13,934	$1,339	9.6%
Acquired Properties	1,397	—	1,397	100.0%
Sold Properties	444	2,047	(1,603)	-78.3%
Properties Not Placed in-service and Other	2,133	190	1,943	1022.6%
Corporate Furniture, Fixtures and Equipment	318	304	14	4.6%

	$19,565	$16,475	$3,090	18.8%
Discontinued Operations	(471)	(2,041)	1,570	-76.9%

Total Depreciation and Other Amortization	$19,094	$14,434	$4,660	32.3%

     Interest income remained relatively unchanged.

     Interest expense decreased by approximately $.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due primarily to a decrease in the weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the three months ended March 31, 2004 (6.55%) as compared to the three months ended March 31, 2003 (6.78%) as well as a increase in capitalized interest due to an increase in development activities. This was slightly offset due to a higher average debt balance outstanding for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The average debt balance outstanding for the three months ended March 31, 2004 and 2003 was approximately $1,476.0 million and $1,430.4 million, respectively.

     Equity in income of Other Real Estate Partnerships decreased by approximately $9.8 million due primarily to an approximate $10.7 million lease termination fee received from a tenant during the three months ended March 31, 2003, partially offset by an increase in gain on sale of real estate for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     Equity in income of joint ventures remained relatively unchanged.

     The $3.1 million gain on sale of real estate for the three months ended March 31, 2004 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.2 million gain on sale of real estate for the three months ended March 31, 2003 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     Income from discontinued operations for the three months ended March 31, 2004 reflects the results of operations and gain on sale of real estate of $22.2 million relating to 18 industrial properties that were sold during the three months ended March 31, 2004 and the results of operations from two properties identified as held for sale at March 31, 2004.

     Income from discontinued operations for the three months ended March 31, 2003 reflects the results of operations of 18 industrial properties that were sold during the three months ended March 31, 2004, the results of operations from two properties identified as held for sale at March 31, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $16.6 million from the 20 industrial properties which were sold during the three months ended March 31, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
($ in 000’s)	2004	2003
Total Revenues	$2,524	$10,027
Operating Expenses	(1,108)	(3,537)
Depreciation and Amortization	(471)	(2,041)
Gain on Sale of Real Estate	22,179	16,551

Income from Discontinued Operations	$23,124	$21,000

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Consolidated Operating Partnership’s cash and cash equivalents was approximately $5.6 million and restricted cash was approximately $54.1 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of March 31, 2004 and April 30, 2004, $250.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At March 31, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.903%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of April 30, 2004, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $99.8 million available for additional borrowings under the Unsecured Line of Credit.

Three Months Ended March 31, 2004

     Net cash provided by operating activities of approximately $19.5 million for the three months ended March 31, 2004 was comprised primarily of net income of approximately $32.0 million, partially offset by the net change in operating assets and liabilities of approximately $7.4 million and adjustments for non-cash items of approximately $5.1 million. The adjustments for the non-cash items of approximately $5.1 million are primarily comprised of the gain on sale of real estate of approximately $25.3 million and the effect of the straight-lining of rental income of approximately $1.3 million, partially offset by depreciation and amortization of approximately $21.2 million and a decrease of the bad debt provision of approximately $.3 million.

     Net cash provided by investing activities of approximately $29.2 million for the three months ended March 31, 2004 was comprised primarily of the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from one of the Consolidated Operating Partnership’s industrial real estate joint ventures, a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures.

     During the three months ended March 31, 2004, the Consolidated Operating Partnership sold 20 industrial properties comprising approximately 2.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 20 industrial properties and several land parcels were approximately $104.8 million.

     During the three months ended March 31, 2004, the Consolidated Operating Partnership acquired nine industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $57.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of three industrial properties comprising approximately .3 million square feet of GLA at a cost of approximately $15.4 million.

     The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $2.2 million and received distributions of approximately $.5 million from Operating Partnership’s industrial real estate joint ventures. As of March 31, 2004, the Operating Partnership’s industrial real estate joint ventures owned 80 industrial properties comprising approximately 7.9 million square feet of GLA.

     Net cash used in financing activities of approximately $43.1 million for the three months ended March 31, 2004 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by net borrowings under the Consolidated Operating Partnership’s Unsecured Line of Credit and the net proceeds from the exercise of stock options.

     On January 19, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $.6850 per Unit, totaling approximately $31.9 million.

     On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its

7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2004, was approximately $5.0 million.

     During the three months ended March 31, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 1,221 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the three months ended March 31, 2004, certain employees exercised 1,378,469 non-qualified employee stock options. Net proceeds to the Company were approximately $31.6 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Market Risk

     The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 2004, approximately $1,255.0 million (approximately 88.6% of total debt at March 31, 2004) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $161.9 million (approximately 11.4% of total debt at March 31, 2004) was variable rate debt. The Consolidated Operating Partnership also had outstanding a written put option (the “Written Option”) which was issued in conjunction with the initial offering of one tranche of senior unsecured debt as well as interest rate protection agreements (the "IRPAs") with a notional value of $147 million which fixed the interest rate on a forecasted issuance of unsecured debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at March 31, 2004, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2004 by approximately $44.9 million to $1,373.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2004 by approximately $48.5 million to $1,467.0 million. A 10% increase in interest rates would decrease the fair value of the Written Option at March 31, 2004 by approximately $2.6 million to $17.9 million. A 10% decrease in interest rates would increase the fair value of the Written Option at March 31, 2004 by approximately $2.6 million to $23.1 million. A 10% increase in interest rates would increase the fair value of the IRPAs by approximately $2.3 million to $2.7 million. A 10% decrease in interest rates would decrease the fair value of the IRPAs by approximately $2.3 million to $(1.9) million.

Subsequent Events

     From April 1, 2004 through April 30, 2004 the Consolidated Operating Partnership acquired or completed development of seven industrial properties and several land parcels for an aggregate purchase price of approximately $27.6 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property and one land parcel for approximately $3.2 million of gross proceeds.

     On April 19, 2004, the Operating Partnership paid a first quarter 2004 distribution of $.6850 per Unit, totaling approximately $32.7 million.

     On May 10, 2004, the Company called for the redemption of all of its outstanding Series D Preferred Stock and Series E Preferred Stock, each at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date for each will be June 7, 2004 (the “Redemption Date”). The Series D Preferred Units associated with the Series D Preferred Stock and the Series E Preferred Units associated with the Series E Preferred Stock will be redeemed on June 7, 2004 as well. The redemption of the Series D Preferred Stock and/or the Series E Preferred Stock are subject to the closing of one or more offerings by the Company, which are contemplated to close on or before the Redemption Date.

Other

     On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” — an interpretation of ARB 51 (“FIN 46R”) was issued. FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46. FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”). The Consolidated Operating Partnership was required to apply FIN 46R no later than the quarter ended March 31, 2004. The Consolidated Operating Partnership’s evaluation of FIN 46R did not result in the consolidation of any of the Consolidated Operating Partnership’s joint venture entities and therefore did not impact the Consolidated Operating Partnership’s financial position, results of operations, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4. Controls and Procedures

     The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period the Operating Partnership’s disclosure controls and procedures were effective.

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

     (b) Reports filed on Form 8-K:

        None.

*Filed herewith

**Furnished herewith

         The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors shall be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P. By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

Date May 6, 2004	By:	/s/ Scott A. Musil .

Scott A. Musil Senior Vice President- Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

      *Filed herewith

      **Furnished herewith