Form 10-Q
period 2004-06-30
FIRST INDUSTRIAL LP
filed 2004-08-06
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-21873

FIRST INDUSTRIAL, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3924586 (I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 4000, Chicago, Illinois 60606
(Address of Principal Executive Offices)

(312) 344-4300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No☐

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$394,052	$392,916
Buildings and Improvements	1,884,841	1,845,139
Furniture, Fixtures and Equipment	800	801
Construction in Progress	88,713	115,935
Less: Accumulated Depreciation	(310,887)	(295,688)

Net Investment in Real Estate	2,057,519	2,059,103

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $849 at June 30, 2004	14,787	—
Investments in and Advances to Other Real Estate Partnerships	374,583	374,906
Restricted Cash	68,868	60,875
Tenant Accounts Receivable, Net	6,246	7,769
Investments in Joint Ventures	17,895	14,606
Deferred Rent Receivable	13,729	12,903
Deferred Financing Costs, Net	12,603	9,809
Prepaid Expenses and Other Assets, Net	94,259	93,291

Total Assets	$2,660,489	$2,633,262

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$42,393	$43,217
Senior Unsecured Debt, Net	1,346,905	1,212,152
Unsecured Line of Credit	84,000	195,900
Accounts Payable and Accrued Expenses	46,419	62,382
Rents Received in Advance and Security Deposits	25,059	24,655
Distributions Payable	33,496	31,889

Total Liabilities	1,578,272	1,570,195

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,250 and 100,000 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	247,998	240,697
General Partner Units (41,244,415 and 39,850,370 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	704,380	687,721
Unamortized Value of General Partnership Restricted Units	(23,762)	(19,035)
Limited Partners’ Units (6,546,376 and 6,704,012 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	157,008	163,794
Accumulated Other Comprehensive Loss	(3,407)	(10,110)

Total Partners’ Capital	1,082,217	1,063,067

Total Liabilities and Partners’ Capital	$2,660,489	$2,633,262

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$103,960	$93,926
Tenant Recoveries and Other Income	36,031	31,341

Total Revenues	139,991	125,267

Expenses:
Real Estate Taxes	21,764	20,109
Repairs and Maintenance	11,155	10,545
Property Management	5,795	5,238
Utilities	4,754	4,000
Insurance	1,442	1,530
Other	2,795	2,681
General and Administrative	16,698	13,758
Amortization of Deferred Financing Costs	908	874
Depreciation and Other Amortization	39,008	28,926

Total Expenses	104,319	87,661

Other Income/Expense:
Interest Income	1,089	747
Gain on Settlement of Interest Rate Protection Agreements	1,450	—
Interest Expense	(47,594)	(47,625)

Total Other Income/Expense	(45,055)	(46,878)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income in Joint Ventures and Gain on Sale of Real Estate	(9,383)	(9,272)
Equity in Income of Other Real Estate Partnerships	14,633	25,272
Equity in Income of Joint Ventures	546	444

Income from Continuing Operations	5,796	16,444
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $47,901 and $32,859 for the Six Months Ended June 30, 2004 and 2003, respectively)	50,749	42,731

Income Before Gain on Sale of Real Estate	56,545	59,175
Gain on Sale of Real Estate	4,993	2,614

Net Income	61,538	61,789
Less: Preferred Unit Distributions	(9,834)	(10,088)
Less: Redemption of Preferred Units	(7,359)	—

Net Income Available to Unitholders	$44,345	$51,701

(Loss) Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$(0.14)	$0.20

Diluted	$(0.14)	$0.20

(Loss) Income from Discontinued Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$1.09	$0.94

Diluted	$1.08	$0.94

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.95	$1.14

Diluted	$0.94	$1.14

Net Income	$61,538	$61,789
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(7)	311
Amortization of Interest Rate Protection Agreements	53	96

Comprehensive Income	$68,241	$62,196

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$52,297	$48,197
Tenant Recoveries and Other Income	17,060	15,396

Total Revenues	69,357	63,593

Expenses:
Real Estate Taxes	10,766	10,030
Repairs and Maintenance	5,189	5,043
Property Management	3,424	2,178
Utilities	2,105	1,809
Insurance	743	752
Other	1,182	1,546
General and Administrative	9,631	7,158
Amortization of Deferred Financing Costs	463	437
Depreciation and Other Amortization	20,367	14,871

Total Expenses	53,870	43,824

Other Income/Expense:
Interest Income	556	371
Gain on Settlement of Interest Rate Protection Agreements	1,450	—
Interest Expense	(23,942)	(23,920)

Total Other Income/Expense	(21,936)	(23,549)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income in Joint Ventures and Gain on Sale of Real Estate	(6,449)	(3,780)
Equity in Income of Other Real Estate Partnerships	7,252	8,044
Equity in Income of Joint Ventures	301	269

Income from Continuing Operations	1,104	4,533
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $25,722 and $16,308 for the Three Months Ended June 30, 2004 and 2003, respectively)	26,584	20,721

Income Before Gain on Sale of Real Estate	27,688	25,254
Gain on Sale of Real Estate	1,878	1,378

Net Income	29,566	26,632
Less: Preferred Unit Distributions	(4,790)	(5,044)
Less: Redemption of Preferred Units	(7,359)	—

Net Income Available to Unitholders	$17,417	$21,588

(Loss) Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$(0.20)	$0.02

Diluted	$(0.19)	$0.02

Income from Discontinued Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.57	$0.46

Diluted	$0.56	$0.46

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.37	$0.48

Diluted	$0.37	$0.48

Net Income	$29,566	$26,632
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(388)	157
Amortization of Interest Rate Protection Agreements	(1)	49

Comprehensive Income	$35,834	$26,838

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$61,538	$61,789
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	32,508	28,502
Amortization of Deferred Financing Costs	908	874
Other Amortization	10,571	7,506
Provision for Bad Debt	(455)	(230)
Equity in Income of Joint Ventures	(546)	(443)
Distributions from Joint Ventures	546	443
Gain on Sale of Real Estate	(52,894)	(35,473)
Equity in Income of Other Real Estate Partnerships	(14,633)	(25,273)
Distributions from Investment in Other Real Estate Partnerships	14,633	25,273
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(13,460)	(17,170)
Increase in Deferred Rent Receivable	(2,120)	(557)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(18,158)	(10,285)

Net Cash Provided by Operating Activities	18,438	34,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(183,479)	(144,154)
Net Proceeds from Sales of Investments in Real Estate	180,879	119,558
Investments in and Advances to Other Real Estate Partnerships	(38,857)	(36,625)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	39,180	50,773
Contributions to and Investments in Joint Ventures	(4,020)	(1,742)
Distributions from Joint Ventures	620	1,447
Repayment of Mortgage Loans Receivable	13,474	2,060
(Increase) Decrease in Restricted Cash	(7,993)	18,035

Net Cash (Used in) Provided by Investing Activities	(196)	9,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	31,967	3,000
Unit Distributions	(64,613)	(62,649)
Proceeds from the Sale of Preferred Units	200,000	—
Preferred Unit Offering Costs	(5,576)	—
Redemption of Preferred Units	(200,000)	—
Repurchase of Restricted Units	(3,468)	(1,591)
Repurchase of General Partner Units	—	(997)
Preferred Unit Distributions	(9,075)	(10,088)
Proceeds from Senior Unsecured Debt	134,496	—
Other Proceeds from Senior Unsecured Debt	6,657	—
Repayments on Mortgage Loans Payable	(577)	(471)
Proceeds from Unsecured Line of Credit	312,000	149,400
Repayments on Unsecured Line of Credit	(423,900)	(117,100)
Book Overdraft	7,607	—
Debt Issuance Costs	(3,760)	(53)

Net Cash Used in Financing Activities	(18,242)	(40,549)

Net Increase in Cash and Cash Equivalents	—	3,759
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$—	$3,759

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.	Organization and Formation of Partnership

     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.3% and 85.3% ownership interest at June 30, 2004 and June 30, 2003, respectively. The limited partners of the Operating Partnership own approximately a 13.7% and 14.7% interest in the Operating Partnership at June 30, 2004 and June 30, 2003, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of June 30, 2004, the Consolidated Operating Partnership owned 713 in-service industrial properties containing an aggregate of approximately 50.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2004, the Other Real Estate Partnerships owned 101 in-service industrial properties containing an aggregate of approximately 9.0 million square feet of GLA. The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”). The Other Real Estate Partnerships, the September 1998 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

and liabilities as of June 30, 2004, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2004 and 2003. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2004 and the results of its operations and comprehensive income for each of the six and three months ended June 30, 2004 and 2003, and its cash flows for each of the six months ended June 30, 2004 and 2003, respectively.

Tenant Accounts Receivable, Net:

     The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,092 and $1,547 as of June 30, 2004 and December 31, 2003, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense was recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the six months ended June 30, 2004 and 2003, therefore no stock-based employee compensation expense is included in net income available to unitholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

     The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net Income Available to Unitholders — as reported	$44,345	$51,701	$17,417	$21,588
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders — as reported	—	54	—	—
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(241)	(799)	(120)	(387)

Net Income Available to Unitholders — pro forma	$44,104	$50,956	$17,297	$21,201

Net Income Available to Unitholders per Share — as reported — Basic	$0.95	$1.14	$0.37	$0.48
Net Income Available to Unitholders per Share — pro forma — Basic	$0.95	$1.13	$0.37	$0.47
Net Income Available to Unitholders per Share — as reported — Diluted	$0.94	$1.14	$0.37	$0.48
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.94	$1.12	$0.37	$0.47

Discontinued Operations:

     On January 1, 2002, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold as well as the results of operations from properties that are classified as held for sale at June 30, 2004 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3.	Investments in and Advances to Other Real Estate Partnerships

     The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

     Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

     Condensed Combined Balance Sheets:

	June 30, 2004	December 31, 2003
ASSETS
Assets:
Investment in Real Estate, Net	$315,040	$332,371
Other Assets, Net	92,803	70,524

Total Assets	$407,843	$402,895

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,493	$2,529
Other Liabilities	27,486	22,193

Total Liabilities	29,979	24,722

Partners’ Capital	377,864	378,173

Total Liabilities and Partners’ Capital	$407,843	$402,895

Condensed Combined Statements of Operations:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Total Revenues	$22,855	$35,796	$11,195	$12,383
Property Expenses	(7,419)	(7,947)	(3,472)	(3,896)
Interest Expense	(89)	(166)	(44)	(45)
Amortization of Deferred Financing Costs	(2)	(2)	(1)	(1)
Depreciation and Other Amortization	(6,296)	(5,378)	(3,126)	(2,740)
Loss From Early Retirement of Debt	—	(1,466)	—	—
Gain on Sale of Real Estate	1,590	2,022	1,459	1,958
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,736 and $1,972 for the Six Months Ended June 30, 2004 and 2003, respectively and $1,184 and $66 for the Three Months Ended June 30, 2004 and 2003, respectively)	4,120	2,565	1,297	460

Net Income	$14,759	$25,424	$7,308	$8,119

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.	Investments in Joint Ventures

     As of June 30, 2004, the September 1998 Joint Venture owned 43 industrial properties comprising approximately 1.5 million square feet of GLA, the December 2001 Joint Venture owned 36 industrial properties comprising approximately 6.2 million square feet of GLA and the May 2003 Joint Venture owned three industrial properties comprising approximately 1.7 million square feet of GLA. Twenty-seven of the 36 industrial properties purchased by the December 2001 Joint Venture were purchased from the Consolidated Operating Partnership. The Consolidated Operating Partnership deferred 15% of the gain resulting from these sales, which is equal to the Consolidated Operating Partnership’s economic interest in the December 2001 Joint Venture. The 15% gain deferral reduced the Consolidated Operating Partnership’s investment in the joint venture and is amortized into income over the useful life of the related building, which is typically 40 years. If the December 2001 Joint Venture sells any of the 27 properties that were purchased from the Consolidated Operating Partnership to a third party, the Consolidated Operating Partnership will recognize the unamortized portion of the deferred gain as gain on sale of real estate. If the Consolidated Operating Partnership repurchases any of the 27 properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

     During the six months ended June 30, 2004 and 2003, the Consolidated Operating Partnership invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2004	2003
Contributions	$2,525	$1,742
Distributions	$1,166	$1,890
Fees	$1,811	$833

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     Senior Unsecured Debt:

     On May 17, 2004, the Consolidated Operating Partnership, through the Operating Partnership, exchanged $125,000 of senior unsecured debt which matures on June 1, 2014 and bears a coupon interest rate of 6.42% (the “2014 Notes”) for $100,000 aggregate principal amount of its 7.375% Notes due 2011 (the “2011 PATS”) and net cash in the amount of $8,877. The issue price of the 2014 Notes was 99.123%. Interest is paid semi-annually in arrears on June 1 and December 1. The debt issue discount of the 2014 Notes is being amortized over the life of the 2014 Notes as an adjustment to interest expense. This exchange is being accounted for under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). Under EITF 96-19, if the 2011 PATS and the 2014 Notes are not substantially different, the difference between the fair value of the 2011 PATS and the carrying value of the 2011 PATS as well as the unamortized deferred financing costs of the 2011 PATS on the date of the exchange is deferred and amortized over the life of the 2014 Notes. The Consolidated Operating Partnership is amortizing this amount over the life of the 2014 Notes. The 2014 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On June 14, 2004, the Consolidated Operating Partnership, through the Operating Partnership, issued $125,000 of senior unsecured debt which matures on June 15, 2009 and bears a coupon interest rate of 5.25% (the “2009 Notes”). The issue price of the 2009 Notes was 99.826%. Interest is paid semi-annually in arrears on June 15 and December 15. The Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2009 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements for approximately $6,657 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2009 Notes as an adjustment to interest expense. The 2009 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     Unsecured Line of Credit:

     On June 11, 2004, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the “Unsecured Line of Credit”, formerly the “2002 Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The net unamortized deferred financing fees related to the 2002 Unsecured Acquisition Facility and any additional deferred financing fees incurred with the Unsecured Line of Credit are being amortized over the life of the Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued.

       The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	June 30,		December 31,		June 30,	December 31,	June 30,	Maturity
	2004		2003		2004	2003	2004	Date
Mortgage Loans Payable, Net
Assumed Loans	$5,135		$5,442		$—	$—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,085		2,130		16	16	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,533		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,739		5,811		39	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,504	(1)	16,754	(1)	96	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,802	(1)	4,854	(1)	27	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,595	(1)	2,623	(1)	15	—	7.540%	01/01/12

Total	$42,393		$43,217		$231	$195

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,985	(2)	149,982	(2)	1,457	1,457	7.600%	05/15/07
2011 PATS	—		99,657	(2)	—	942	7.375%	05/15/11 (3)
2017 Notes	99,871	(2)	99,866	(2)	625	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	138	138	7.150%	05/15/27
2028 Notes	199,811	(2)	199,807	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,593	(2)	199,563	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	198,925	(2)	198,856	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,379	(2)	49,368	(2)	818	818	7.750%	04/15/32
2014 Notes	109,504	(2)	—		981	—	6.420%	06/01/14
2009 Notes	124,784	(2)	—		310	—	5.250%	06/15/09

Total	$1,346,905		$1,212,152		$19,842	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$84,000		$195,900		$126	$336	2.308%	09/28/07

(1)	At June 30, 2004, the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,481, $561 and $287, respectively. At December 31, 2003 the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,673, $597 and $305, respectively.

(2)	At June 30, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2014 Notes and the 2009 Notes are net of unamortized discounts of $15, $129, $17, $189, $407, $1,075, $621, $15,496 and $216 respectively. At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2011 PATS were exchanged for the 2014 Notes on May 17, 2004.

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

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2004	$608
2005	51,304
2006	153,249
2007	235,433
2008	1,560
Thereafter	1,045,980

Total	$1,488,134

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,099 into net income by reducing interest expense.

     In March 2004, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from July 1, 2004 through July 1, 2009 and fixed the LIBOR rate at 3.354%. In conjunction with the offering of the 2009 Notes, the Consolidated Operating Partnership settled this interest rate protection agreement and received proceeds in the amount of $3,817, which is recognized in other comprehensive income. The Consolidated Operating Partnership is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

     In March 2004, the Consolidated Operating Partnership, through the Operating Partnership, entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24,500 of this interest rate protection agreement for proceeds in the amount of $1,450 which is recognized in net income. In conjunction with the offering of the 2009 Notes, the Consolidated Operating Partnership settled the remaining $49,000 of this interest rate protection agreement and received proceeds in the amount of $2,840, which is recognized in other comprehensive income. The Consolidated Operating Partnership is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

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

Preferred Redemptions/Contributions:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $120,562 received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Preferred Units (the “Series D Preferred Units”). On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. The Series D Preferred Units were redeemed on June 7, 2004 as well. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of the Series D Preferred Units, the initial offering costs associated with the issuance of the Series D Preferred Units of $4,467 were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $72,138 received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). On or after March 18, 2003, the Series E Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1,103. The Series E Preferred Units were redeemed on June 7, 2004 as well. In accordance with EITF D-42, due to the redemption of the Series E Preferred Units, the initial offering costs associated with the issuance of the Series E Preferred Units of $2,892 were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

     On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to the Operating Partnership in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	Partners’ Capital, continued

initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate, (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and Series G Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25,000. Net of offering costs, the Company received net proceeds of $24,512 from the issuance of the Series G Preferred Stock which were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate, (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles of Summary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series F Preferred Stock. On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	Partners’ Capital, continued

       On June 2, 2004, the Company issued 500 shares of 2.965% the Company’s $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share for gross proceeds of $125,000. Net of offering costs, the Company received net proceeds of $120,837 from the issuance of the Series H Preferred Stock which were contributed to the Operating Partnership in exchange for Series H Cumulative Preferred Units (the “Series H Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $315. The Series H Preferred Units were redeemed on July 2, 2004 as well. In accordance with EITF D-42, due to the redemption of the Series H Preferred Units, the initial offering costs associated with the issuance of the Series H Preferred Units of $.6 million will be reflected as a reduction of net income available to unitholders in determining earnings per unit for the nine and three months ended September 30, 2004.

Unit Contributions:

     During the six months ended June 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 2,266 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8,068 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the six months ended June 30, 2004, certain employees exercised 1,393,969 non-qualified employee stock options. Net proceeds to the Company were approximately $31,967. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Distributions:

     On January 19, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $0.6850 per Unit, totaling approximately $31,889. On April 19, 2004, the Operating Partnership paid a first quarter 2004 distribution of $0.6850 per Unit, totaling approximately $32,724.

     On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its Series D Preferred Units and $49.375 per Unit on its Series E Preferred Units. The preferred unit distributions paid on March 31, 2004, totaled approximately $5,044. On June 30, 2004 the Operating Partnership paid a second quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units approximately $1,078 and accrued prorated dividends of $294 on its Series F Preferred Units, $171 on its Series G Preferred Units and $294 on its Series H Preferred Units.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	Acquisition and Development of Real Estate

     During the six months ended June 30, 2004, the Consolidated Operating Partnership acquired 23 industrial properties comprising approximately 3.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $130,163, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of eight industrial properties comprising approximately 1.2 million square feet of GLA at an estimated cost of approximately $63.0 million.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the six months ended June 30, 2004, the Consolidated Operating Partnership sold 49 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 49 industrial properties and several land parcels were approximately $202,350. The gain on sale of real estate was approximately $52,894. Forty-seven of the 49 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 47 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the two industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At June 30, 2004, the Consolidated Operating Partnership had two industrial properties comprising approximately .2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at June 30, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the six months ended June 30, 2004 reflects the results of operations and gain on sale of real estate of 47 industrial properties that were sold during the six months ended June 30, 2004 as well as the results of operations of two industrial properties held for sale at June 30, 2004.

     Income from discontinued operations for the six months ended June 30, 2003 reflects the results of operations of 47 industrial properties that were sold during the six months ended June 30, 2004, two industrial properties identified as held for sale at June 30, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003, as well as the gain on sale of real estate from 40 industrial properties which were sold during the six months ended June 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the six and three months ended June 30, 2004 and 2003.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Total Revenues	$6,934	$21,776	$2,252	$9,848
Operating Expenses	(2,601)	(7,181)	(829)	(3,132)
Depreciation and Amortization	(1,485)	(4,723)	(561)	(2,303)
Gain on Sale of Real Estate	47,901	32,859	25,722	16,308

Income from Discontinued Operations	$50,749	$42,731	$26,584	$20,721

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months Ended
	June 30,	June 30,
	2004	2003
Interest paid, net of capitalized interest	$47,419	$47,568

Interest capitalized	$649	$366

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$32,737	$31,607

Distribution payable on preferred units	$759	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(3,948)	$(1,011)
General partnership units	3,948	1,011

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Purchase of real estate	$130,163	$132,654
Deferred purchase price	—	(10,425)
Accounts payable and accrued expenses	(599)	(712)
Mortgage Debt	—	(14,157)

Acquisition of real estate	$129,564	$107,360

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$8,573	$7,139

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

10.	Earnings Per Unit (“EPU”)

     The computation of basic and diluted EPU is presented below:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator:
(Loss) Income from Continuing Operations	$5,796	$16,444	$1,104	$4,533
Gain On Sale of Real Estate	4,993	2,614	1,878	1,378
Less: Preferred Distributions	(9,834)	(10,088)	(4,790)	(5,044)
Less: Redemption of Preferred Units	(7,359)	—	(7,359)	—

(Loss) Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(6,404)	8,970	(9,167)	867
Discontinued Operations	50,749	42,731	26,584	20,721

Net Income Available to Unitholders	$44,345	$51,701	$17,417	$21,588

Denominator:
Weighted Average Units — Basic	46,568,519	45,218,886	46,908,514	45,239,870
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	241,045	83,990	150,944	105,759
Employee and Director Shares of Restricted Stock	130,356	1,505	96,241	21,423

Weighted Average Units Outstanding — Diluted	46,939,920	45,304,381	47,155,699	45,367,052

Basic EPU:
Income from Continuing Operations Available to Unitholders	$(0.14)	$0.20	$(0.20)	$0.02

Discontinued Operations	$1.09	$0.94	$0.57	$0.46

Net Income Available to Unitholders	$0.95	$1.14	$0.37	$0.48

Diluted EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.14)	$0.20	$(0.19)	$0.02

Discontinued Operations	$1.08	$0.94	$0.56	$0.46

Net Income Available to Unitholders	$0.94	$1.14	$0.37	$0.48

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

     The Consolidated Operating Partnership has committed to the construction of 24 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $149.0 million. Of this amount, approximately $47.7 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service 21 of the 24 development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12.	Subsequent Events

     From July 1, 2004 to July 30, 2004, the Consolidated Operating Partnership acquired four industrial properties for an aggregate purchase price of approximately $6,713, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property for approximately $6,750 of gross proceeds.

     On July 2, 2004, the Company redeemed the Series H Preferred Stock. The Series H Preferred Units were redeemed on July 2, 2004 as well (see Note 6).

     On July 19, 2004, the Operating Partnership paid a second quarter 2004 distribution of $.6850 per Unit, totaling approximately $32,737.

     On July 28, 2004, the Operating Partnership declared a third quarter 2004 distribution on its Series C Preferred Units of $53.906, payable on September 30, 2004, to its unitholders of record on September 15, 2004.

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

     The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.3% ownership interest at June 30, 2004. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.7% interest in the Operating Partnership at June 30, 2004. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $250 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of June 30, 2004, the Consolidated Operating Partnership owned 713 in-service industrial properties containing an aggregate of approximately 50.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2004, the Other Real Estate Partnerships owned 101 in-service industrial properties containing an aggregate of approximately 9.0 million square feet of GLA. The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001

Joint Venture” and the “May 2003 Joint Venture”). The Other Real Estate Partnerships, the September 1998 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

     At June 30, 2004, the Consolidated Operating Partnership owned 713 in-service industrial properties with approximately 50.2 million square feet of GLA, compared to 777 in-service industrial properties with approximately 50.4 million square feet of GLA at June 30, 2003. During the period between July 1, 2003 and June 30, 2004, the Consolidated Operating Partnership acquired 58 industrial properties containing approximately 6.0 million square feet of GLA, completed development of 16 industrial properties totaling approximately 2.0 million square feet of GLA and sold 124 in-service industrial properties totaling approximately 7.3 million square feet of GLA, three out of service industrial properties and several land parcels. The Consolidated Operating Partnership also took 30 industrial properties out of service comprising approximately 2.9 million square feet of GLA and placed in-service 16 industrial properties comprising approximately 2.0 million square feet of GLA.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

     The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in-service properties owned prior to January 1, 2003. Acquired properties are in-service properties that were acquired subsequent to December 31, 2002. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Consolidated Operating Partnership acquired 85 industrial properties totaling approximately 9.8 million square feet of GLA at a total purchase price of $345.8 million. Sold properties are properties that were sold subsequent to December 31, 2002. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Consolidated Operating Partnership sold 170 industrial properties totaling approximately 10.2 million square feet of GLA and several land parcels for gross sales proceeds of $540.8 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2002. These properties will be placed in-service when they reach stabilized occupancy. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous expenses.

     The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

     For the first six months of 2004, the Consolidated Operating Partnership’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At June 30, 2004 and 2003, the occupancy rates of the Consolidated Operating Partnership’s in-service properties were 89.6% and 89.0%, respectively

     Revenues from same store properties decreased $2.9 million, or 2.6%, due primarily to a decrease in rental rates on new leases. Revenues from acquired properties increased $11.3 million due to properties acquired subsequent to December 31, 2002. Revenues from sold properties decreased $16.2 million, or 67.7%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$110,550	$113,495	$(2,945)	-2.6%
Acquired Properties	12,524	1,258	11,266	895.5%
Sold Properties	7,738	23,931	(16,193)	-67.7%
Properties Not Placed in-service	11,108	5,367	5,741	107.0%
Other	5,005	2,992	2,013	67.3%

	146,925	147,043	(118)	-0.1%
Discontinued Operations	(6,934)	(21,776)	14,842	-68.2%

Total Revenues	$139,991	$125,267	$14,724	11.8%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $3.1 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $5.3 million, or 64.1%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$36,924	$38,070	$(1,146)	-3.0%
Acquired Properties	3,330	265	3,065	1156.6%
Sold Properties	2,961	8,255	(5,294)	-64.1%
Properties Not Placed in-service	4,409	2,039	2,370	116.2%
Other	2,682	2,655	27	1.0%

	50,306	51,284	(978)	-1.9%
Discontinued Operations	(2,601)	(7,181)	4,580	-63.8%

Total Property Expenses	$47,705	$44,103	$3,602	8.2%

     General and administrative expense increased by approximately $2.9 million, or 21.4%, due primarily to an increase in employees and employee compensation.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $2.3 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $3.2 million, or 66.2%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$30,681	$27,550	$3,131	11.4%
Acquired Properties	2,579	269	2,310	858.7%
Sold Properties	1,623	4,800	(3,177)	-66.2%
Properties Not Placed in-service and Other	4,970	415	4,555	1097.6%
Corporate Furniture, Fixtures and Equipment	640	615	25	4.1%

	40,493	33,649	6,844	20.3%
Discontinued Operations	(1,485)	(4,723)	3,238	-68.6%

Total Depreciation and Other Amortization	$39,008	$28,926	$10,082	34.9%

     Interest income remained relatively unchanged.

     In March 2004, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the six months ended June 30, 2004.

     Interest expense remained relatively unchanged. The weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the six months ended June 30, 2004 was 6.69% as compared to the six months ended June 30, 2003 6.71%. The average debt balance outstanding for the six months ended June 30, 2004 and 2003 was approximately $1,449.3 million and $1,442.1 million, respectively.

     Equity in income of Other Real Estate Partnerships decreased by approximately $10.6 million due primarily to an approximate $10.7 million lease termination fee received from a tenant during the six months ended June 30, 2003.

     Equity in income of joint ventures remained relatively unchanged.

     The $5.0 million gain on sale of real estate for the six months ended June 30, 2004 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.6 million gain on sale of real estate for the six months ended June 30, 2003 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     Income from discontinued operations for the six months ended June 30, 2004 reflects the results of operations and gain on sale of real estate of $47.9 million relating to 47 industrial properties that were sold during the six months ended June 30, 2004 and the results of operations from two properties identified as held for sale at June 30, 2004.

     Income from discontinued operations for the six months ended June 30, 2003 reflects the results of operations of 47 industrial properties that were sold during the six months ended June 30, 2004, the results of operations from two properties identified as held for sale at June 30, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $32.9 million from the 40 industrial properties which were sold during the six months ended June 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30,
($ in 000’s)	2004	2003
Total Revenues	$6,934	$21,776
Operating Expenses	(2,601)	(7,181)
Depreciation and Amortization	(1,485)	(4,723)
Gain on Sale of Real Estate	47,901	32,859

Income from Discontinued Operations	$50,749	$42,731

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

     The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in-service properties owned prior to April 1, 2003. Acquired properties are in-service properties that were acquired subsequent to March 31, 2003. During the six months ended June 30, 2004 and from April 1, 2003 through December 31, 2003, the Consolidated Operating Partnership acquired 84 industrial properties totaling approximately 9.2 million square feet of GLA at a total purchase price of $325.4 million. Sold properties are properties that were sold subsequent to March 31, 2003. During the six months ended June 30, 2004 and from April 1, 2004 through December 31, 2003, the Consolidated Operating Partnership sold 149 industrial properties totaling approximately 9.1 million square feet of GLA and several land parcels for gross sales proceeds of $479.8 million. Properties that are not placed in-service are properties that have not been placed in-service as of March 31, 2003. These properties will be placed in-service when they reach stabilized occupancy. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous expenses.

     The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

     In the second quarter of 2004, the Consolidated Operating Partnership’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At June 30, 2004 and 2003, the occupancy rates of the Consolidated Operating Partnership’s in-service properties were 89.6% and 89.0%, respectively.

     Revenues from same store properties decreased $1.5 million, or 2.6%, due primarily to a decrease in rental rates on new leases. Revenues from acquired properties increased $5.9 million due to properties acquired subsequent to March 31, 2003. Revenues from sold properties decreased $8.5 million, or 76.5%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$55,253	$56,750	$(1,497)	-2.6%
Acquired Properties	6,970	1,070	5,900	551.4%
Sold Properties	2,599	11,058	(8,459)	-76.5%
Properties Not Placed in-service	4,895	2,635	2,260	85.8%
Other	1,892	1,928	(36)	-1.9%

	71,609	73,441	(1,832)	-2.5%
Discontinued Operations	(2,252)	(9,848)	7,596	-77.1%

Total Revenues	$69,357	$63,593	$5,764	9.1%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $1.6 million due to properties acquired subsequent to March 31, 2003. Property expenses from sold properties decreased by $2.7 million, or 73.5%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$17,852	$18,747	$(895)	-4.8%
Acquired Properties	1,755	178	1,577	886.0%
Sold Properties	977	3,692	(2,715)	-73.5%
Properties Not Placed in-service	2,107	953	1,154	121.1%
Other	1,547	920	627	68.2%

	24,238	24,490	(252)	-1.0%
Discontinued Operations	(829)	(3,132)	2,303	-73.5%

Total Property Expenses	$23,409	$21,358	$2,051	9.6%

     General and administrative expense increased by approximately $2.5 million, or 34.5%, due primarily to an increase in employees and employee compensation.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $.2 million due to properties acquired subsequent to March 31, 2003. Depreciation and other amortization from sold properties decreased by $1.7 million, or 73.5%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$15,955	$14,087	$1,868	13.3%
Acquired Properties	502	269	233	86.6%
Sold Properties	615	2,321	(1,706)	-73.5%
Properties Not Placed in-service and Other	3,534	186	3,348	1800.0%
Corporate Furniture, Fixtures and Equipment	322	311	11	3.5%

	20,928	17,174	3,754	21.9%
Discontinued Operations	(561)	(2,303)	1,742	-75.6%

Total Depreciation and Other Amortization	$20,367	$14,871	$5,496	37.0%

     Interest income remained relatively unchanged.

     In March 2004, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the three months ended June 30, 2004.

     Interest expense remained relatively unchanged. The weighted average interest rate on the Consolidated Operating Partnership’s outstanding debt for the three months ended June 30, 2004 was 6.84% as compared to the three months ended June 30, 2003 6.65%. The average debt balance outstanding for the three months ended June 30, 2004 and 2003 was approximately $1,422.6 million and $1,453.6 million, respectively.

     Equity in income of Other Real Estate Partnerships remained relatively unchanged.

     Equity in income of joint ventures remained relatively unchanged.

     The $1.9 million gain on sale of real estate for the three months ended June 30, 2004 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.4 million gain on sale of real estate for the three months ended June 30, 2003 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     Income from discontinued operations for the three months ended June 30, 2004 reflects the results of operations and gain on sale of real estate of $25.7 million relating to 29 industrial properties that were sold during the three months ended June 30, 2004 and the results of operations from two properties identified as held for sale at June 30, 2004.

     Income from discontinued operations for the three months ended June 30, 2003 reflects the results of operations of 29 industrial properties that were sold during the three months ended June 30, 2004, the results of operations from two properties identified as held for sale at June 30, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $16.3 million from the 20 industrial properties which were sold during the three months ended June 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
($ in 000’s)	2004	2003
Total Revenues	$2,252	$9,848
Operating Expenses	(829)	(3,132)
Depreciation and Amortization	(561)	(2,303)
Gain on Sale of Real Estate	25,722	16,308

Income from Discontinued Operations	$26,584	$20,721

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Consolidated Operating Partnership’s restricted cash was approximately $68.9 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of June 30, 2004 and July 30, 2004, $125 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. On July 30, 2004, the Consolidated Operating Partnership filed a new shelf registration statement with the Securities and Exchange Commission. Once effective, the new shelf registration statement will add $375 million of registered and unissued debt securities to the Consolidated Operating Partnership’s current capacity. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At June 30, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.308%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of July 30, 2004 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $46.4 million available for additional borrowings under the Unsecured Line of Credit.

Six months Ended June 30, 2004

     Net cash provided by operating activities of approximately $18.4 million for the six months ended June 30, 2004 was comprised primarily of net income of approximately $61.5 million, partially offset by the net change in operating assets and liabilities of approximately $31.6 million and adjustments for non-cash items of approximately $11.5 million. The adjustments for the non-cash items of approximately $11.5 million are primarily comprised of the gain on sale of real estate of approximately $52.9 million, the effect of the straight-lining of rental income of approximately $2.1 million and a decrease of the bad debt provision of approximately $.5 million substantially offset by depreciation and amortization of approximately $44.0 million.

     Net cash used in investing activities of approximately $.2 million for the six months ended June 30, 2004 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, an increase in restricted cash that was held by an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures partially offset by the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from two of the Consolidated Operating Partnership’s industrial real estate joint ventures and the repayment of mortgage loans receivable.

     During the six months ended June 30, 2004, the Consolidated Operating Partnership sold 49 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 49 industrial properties and several land parcels were approximately $202.4 million.

     During the six months ended June 30, 2004, the Consolidated Operating Partnership acquired 23 industrial properties comprising approximately 3.5 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $130.2 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of eight industrial properties comprising approximately 1.2 million square feet of GLA at an estimated cost of approximately $63.0 million.

     The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4.0 million and received distributions of approximately $1.2 million from the Operating Partnership’s industrial real estate joint ventures. As of June 30, 2004, the Operating Partnership’s industrial real estate joint ventures owned 82 industrial properties comprising approximately 9.4 million square feet of GLA.

     Net cash used in financing activities of approximately $18.2 million for the six months ended June 30, 2004 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by net borrowings under the Consolidated Operating Partnership’s Unsecured Line of Credit and the net proceeds from the exercise of stock options.

     On January 19, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $0.6850 per Unit, totaling approximately $31.9 million. On April 19, 2004, the Operating Partnership paid a first quarter 2004 distribution of $0.6850 per Unit, totaling approximately $32.7 million.

     On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2004, were approximately $5.0 million. On June 30, 2004 the Operating Partnership paid a second quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units of approximately $1.1 million.

     On May 17, 2004, the Consolidated Operating Partnership, through the Operating Partnership, exchanged $125.0 million of senior unsecured debt which matures on June 1, 2014 and bears a coupon interest rate of 6.42% (the “2014 Notes”) for $100.0 million aggregate principal amount of its 7.375% Notes due 2011 (the “2011 PATS”) and net cash in the amount of approximately $8.9 million. The issue price of the 2014 Notes was 99.123%.

     On June 14, 2004, the Consolidated Operating Partnership, through the Operating Partnership, issued $125.0 million of senior unsecured debt which matures on June 15, 2009 and bears a coupon interest rate of 5.25% (the “2009 Notes”). The issue price of the 2009 Notes was 99.826%. The Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2009 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements for approximately $6.7 million of proceeds, which is included in other comprehensive income.

     On June 11, 2004, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300.0 million Unsecured Line of Credit. The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership’s election.

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for the Series D Preferred Units. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1.9 million. The Series D Preferred Units were redeemed on June 7, 2004 as well. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of the Series D Preferred Units, the initial offering costs associated with the issuance of the Series D Preferred Units of $4.5 million were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for the Series E Preferred Units. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1.1 million. The Series E Preferred Units were redeemed on June 7, 2004 as well. In accordance with EITF D-42, due to the redemption of the Series E Preferred Units, the initial offering costs associated with the issuance of the Series E Preferred Units of $2.9 million were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

     On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50.0 million. Net of offering costs, the Company received proceeds of $49.1 million from the issuance of the Series F Preferred Stock which were contributed to the Operating Partnership in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contributions. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and Series G Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25.0 million. Net of offering costs, the Company received proceeds of $24.5 million from the issuance of the Series G Preferred Stock which were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT

Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series F Preferred Stock. On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On June 2, 2004, the Company issued 500 shares of 2.965% of a share of the Company’s $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share for gross proceeds of $125.0 million. Net of offering costs, the Company received proceeds of $120.8 million from the issuance of the Series H Preferred Stock which were contributed to the Operating Partnership in exchange for Series H Cumulative Preferred Units (the “Series H Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $.3 million. On July 2, 2004 the Series H Preferred Units were redeemed as well. In accordance with EITF D-42, due to the redemption of the Series H Preferred Units, the initial offering costs associated with the issuance of the Series H Preferred Units of $.6 million will be reflected as a reduction of net income available to unitholders in determining earnings per unit for the nine and three months ended September 30, 2004.

     During the six months ended June 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 2,266 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the six months ended June 30, 2004, certain employees exercised 1,393,969 non-qualified employee stock options. Net proceeds to the Company were approximately $32.0 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Market Risk

     The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2004, approximately $1,389.3 million (approximately 94.3% of total debt at June 30, 2004) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $84.0 million (approximately 5.7% of total debt at June 30, 2004) was variable rate debt. Currently, the

Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at June 30, 2004, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.2 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2004 by approximately $53.3 million to $1,459.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2004 by approximately $57.6 million to $1,570.2 million.

Subsequent Events

     From July 1, 2004 through July 30, 2004 the Consolidated Operating Partnership acquired four industrial properties for an aggregate purchase price of approximately $6.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property for approximately $6.8 million of gross proceeds.

     On July 2, 2004, the Company redeemed the Series H Preferred Stock. On July 2, 2004, the Series H Preferred Units were redeemed as well. See Note 6 to the consolidated financial statements.

     On July 19, 2004, the Operating Partnership paid a second quarter 2004 distribution of $.6850 per Unit, totaling approximately $32.7 million.

     On July 28, 2004, the Operating Partnership declared a third quarter 2004 distribution on its Series C Preferred Units of $53.906, payable on September 30, 2004, to its unitholders of record on September 15, 2004.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     None.

Item 2.	Changes in Securities

     None.

Item 3.	Defaults Upon Senior Securities

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

Item 5.	Other Information

     Not applicable.

Item 6.	Exhibits and Report on Form 8-K

     (a) Exhibits:

Exhibit Number	Description
4.1	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among the Operating Partnership, the Company, Bank One, NA, and certain other banks (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13102).
10.1	Eighth Amended and Restated Limited Partnership Agreement of the Operating Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13102).
31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     (b) Reports filed on Form 8-K:

Report on Form 8-K dated June 17, 2004 filing the underwriting agreement and certain other agreements with respect to the Operating Partnership’s 5.25% Senior Notes due 2009.

Report on Form 8-K dated June 8, 2004 reporting the Operating Partnership’s ratio of earnings to fixed charges for the three months ended March 31, 2004.

Report on Form 8-K dated May 27, 2004 filing a supplemental indenture relating to the Operating Partnership’s 6.42% Senior Notes due 2014.

Report on Form 8-K dated July 30, 2004 updating Items 6, 7 and 8 of the Consolidated Operating Partnership’s 2003 Form 10-K to reflect the reclassification of operations from properties sold from January 1, 2004 to March 31, 2004 and industrial properties held for sale at March 31, 2004 as discontinued operations for all periods presented.

*	Filed herewith

**	Furnished herewith

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

FIRST INDUSTRIAL, L.P. By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner
Date August 5, 2004	By:	/s/ Scott A. Musil
Scott A. Musil
Senior Vice President — Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among the Operating Partnership, the Company, Bank One, NA, and certain other banks (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13102).
10.1	Eighth Amended and Restated Limited Partnership Agreement of the Operating Partnership (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13102).
31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith