Form 10-Q/A
period 2004-06-30
FIRST INDUSTRIAL LP
filed 2004-11-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1 TO FORM 10-Q

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

Explanatory Note

This amendment on Form 10-Q/A to Form 10-Q of First Industrial L.P., for the quarter ended June 30, 2004 includes revisions to historical financial data and related descriptions resulting from the Consolidated Operating Partnership’s determination that approximately $1.1 million of additional depreciation expense relating to certain properties within the Consolidated Operating Partnership and limited partnerships for which the Consolidated Operating Partnership holds a 99% limited partnership interest in and accounts for under the equity method of accounting should have been recorded in the second quarter of 2004. This amendment includes changes to Part I items, Item 1, Item 2 and Item 4, but is not intended to update other information presented in other items in this report as originally filed. We are not required to and we have not updated any forward looking statements previously included in the Form 10-Q filed on August 6, 2004.

FIRST INDUSTRIAL, L.P.
Form 10-Q/A
For the Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit data)
(Unaudited)

	(As Restated)
	June 30,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$394,052	$392,916
Buildings and Improvements	1,884,841	1,845,139
Furniture, Fixtures and Equipment	800	801
Construction in Progress	88,713	115,935
Less: Accumulated Depreciation	(311,963)	(295,688)

Net Investment in Real Estate	2,056,443	2,059,103

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $849 at June 30, 2004	14,787	—
Investments in and Advances to Other Real Estate Partnerships	374,522	374,906
Restricted Cash	68,868	60,875
Tenant Accounts Receivable, Net	6,246	7,769
Investments in Joint Ventures	17,895	14,606
Deferred Rent Receivable	13,729	12,903
Deferred Financing Costs, Net	12,603	9,809
Prepaid Expenses and Other Assets, Net	94,259	93,291

Total Assets	$2,659,352	$2,633,262

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$42,393	$43,217
Senior Unsecured Debt, Net	1,346,905	1,212,152
Unsecured Line of Credit	84,000	195,900
Accounts Payable and Accrued Expenses	46,419	62,382
Rents Received in Advance and Security Deposits	25,059	24,655
Distributions Payable	33,496	31,889

Total Liabilities	1,578,272	1,570,195

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,250 and 100,000 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	247,998	240,697
General Partner Units (41,244,415 and 39,850,370 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	703,401	687,721
Unamortized Value of General Partnership Restricted Units	(23,762)	(19,035)
Limited Partners’ Units (6,546,376 and 6,704,012 units issued and outstanding at June 30, 2004 and December 31, 2003, respectively)	156,850	163,794
Accumulated Other Comprehensive Loss	(3,407)	(10,110)

Total Partners’ Capital	1,081,080	1,063,067

Total Liabilities and Partners’ Capital	$2,659,352	$2,633,262

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	(As Restated)
	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$103,960	$93,926
Tenant Recoveries and Other Income	36,031	31,341

Total Revenues	139,991	125,267

Expenses:
Real Estate Taxes	21,764	20,109
Repairs and Maintenance	11,155	10,545
Property Management	5,795	5,238
Utilities	4,754	4,000
Insurance	1,442	1,530
Other	2,795	2,681
General and Administrative	16,698	13,758
Amortization of Deferred Financing Costs	908	874
Depreciation and Other Amortization	40,084	28,926

Total Expenses	105,395	87,661

Other Income/Expense:
Interest Income	1,089	747
Gain on Settlement of Interest Rate Protection Agreements	1,450	—
Interest Expense	(47,594)	(47,625)

Total Other Income/Expense	(45,055)	(46,878)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income in Joint Ventures and Gain on Sale of Real Estate	(10,459)	(9,272)
Equity in Income of Other Real Estate Partnerships	14,572	25,272
Equity in Income of Joint Ventures	546	444

Income from Continuing Operations	4,659	16,444
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $47,901 and $32,859 for the Six Months Ended June 30, 2004 and 2003, respectively)	50,749	42,731

(Loss) Income Before Gain on Sale of Real Estate	55,408	59,175
Gain on Sale of Real Estate	4,993	2,614

Net Income	60,401	61,789
Less: Preferred Unit Distributions	(9,834)	(10,088)
Less: Redemption of Preferred Units	(7,359)	—

Net Income Available to Unitholders	$43,208	$51,701

(Loss) Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$(0.16)	$0.20

Diluted	$(0.16)	$0.20

Income from Discontinued Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$1.09	$0.94

Diluted	$1.08	$0.94

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.93	$1.14

Diluted	$0.92	$1.14

Net Income	$60,401	$61,789
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(7)	311
Amortization of Interest Rate Protection Agreements	53	96

Comprehensive Income	$67,104	$62,196

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	(As Restated)
	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$52,297	$48,197
Tenant Recoveries and Other Income	17,060	15,396

Total Revenues	69,357	63,593

Expenses:
Real Estate Taxes	10,766	10,030
Repairs and Maintenance	5,189	5,043
Property Management	3,424	2,178
Utilities	2,105	1,809
Insurance	743	752
Other	1,182	1,546
General and Administrative	9,631	7,158
Amortization of Deferred Financing Costs	463	437
Depreciation and Other Amortization	21,443	14,871

Total Expenses	54,946	43,824

Other Income/Expense:
Interest Income	556	371
Gain on Settlement of Interest Rate Protection Agreements	1,450	—
Interest Expense	(23,942)	(23,920)

Total Other Income/Expense	(21,936)	(23,549)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income in Joint Ventures and Gain on Sale of Real Estate	(7,525)	(3,780)
Equity in Income of Other Real Estate Partnerships	7,191	8,044
Equity in Income of Joint Ventures	301	269

(Loss) Income from Continuing Operations	(33)	4,533
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $25,722 and $16,308 for the Three Months Ended June 30, 2004 and 2003, respectively)	26,584	20,721

Income Before Gain on Sale of Real Estate	26,551	25,254
Gain on Sale of Real Estate	1,878	1,378

Net Income	28,429	26,632
Less: Preferred Unit Distributions	(4,790)	(5,044)
Less: Redemption of Preferred Units	(7,359)	—

Net Income Available to Unitholders	$16,280	$21,588

(Loss) Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$(0.22)	$0.02

Diluted	$(0.22)	$0.02

Income from Discontinued Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.57	$0.46

Diluted	$0.56	$0.46

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.35	$0.48

Diluted	$0.35	$0.48

Net Income	$28,429	$26,632
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(388)	157
Amortization of Interest Rate Protection Agreements	(1)	49

Comprehensive Income	$34,697	$26,838

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	(As Restated)
	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,401	$61,789
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	33,584	28,502
Amortization of Deferred Financing Costs	908	874
Other Amortization	10,571	7,506
Provision for Bad Debt	(455)	(230)
Equity in Income of Joint Ventures	(546)	(443)
Distributions from Joint Ventures	546	443
Gain on Sale of Real Estate	(52,894)	(35,473)
Equity in Income of Other Real Estate Partnerships	(14,572)	(25,273)
Distributions from Investment in Other Real Estate Partnerships	14,572	25,273
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(13,460)	(17,170)
Increase in Deferred Rent Receivable	(2,120)	(557)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(18,158)	(10,285)

Net Cash Provided by Operating Activities	18,377	34,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(183,479)	(144,154)
Net Proceeds from Sales of Investments in Real Estate	180,879	119,558
Investments in and Advances to Other Real Estate Partnerships	(38,857)	(36,625)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	39,241	50,773
Contributions to and Investments in Joint Ventures	(4,020)	(1,742)
Distributions from Joint Ventures	620	1,447
Repayment of Mortgage Loans Receivable	13,474	2,060
(Increase) Decrease in Restricted Cash	(7,993)	18,035

Net Cash (Used in) Provided by Investing Activities	(135)	9,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	31,967	3,000
Unit Distributions	(64,613)	(62,649)
Proceeds from the Sale of Preferred Units	200,000	—
Preferred Unit Offering Costs	(5,576)	—
Redemption of Preferred Units	(200,000)	—
Repurchase of Restricted Units	(3,468)	(1,591)
Repurchase of General Partner Units	—	(997)
Preferred Unit Distributions	(9,075)	(10,088)
Proceeds from Senior Unsecured Debt	134,496	—
Other Proceeds from Senior Unsecured Debt	6,657	—
Repayments on Mortgage Loans Payable	(577)	(471)
Proceeds from Unsecured Line of Credit	312,000	149,400
Repayments on Unsecured Line of Credit	(423,900)	(117,100)
Book Overdraft	7,607	—
Debt Issuance Costs	(3,760)	(53)

Net Cash Used in Financing Activities	(18,242)	(40,549)

Net Increase in Cash and Cash Equivalents	—	3,759
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$—	$3,759

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

          This amendment on Form 10-Q/A to Form 10-Q of First Industrial L.P., for the quarter ended June 30, 2004 incorporates certain revisions to historical financial data and related descriptions. As a result of its own internal control procedures, the Consolidated Operating Partnership determined that approximately $1,137 of additional depreciation expense relating to certain properties within the Consolidated Operating Partnership and limited partnerships for which the Consolidated Operating Partnership holds a 99% limited partnership interest in and accounts for under the equity method of accounting should have been recorded in the second quarter of 2004. Accordingly, the Consolidated Operating Partnership has recognized this additional depreciation expense and its 99% equity interest in depreciation in its results of operations for the six months and three months ended June 30, 2004. Due to this restatement, net income available to unitholders for the three months ended June 30, 2004 decreased to $16,280, as compared to $17,417, as previously reported. On a per unit basis, basic and diluted net income available to unitholders for the three months ended June 30, 2004 decreased to $0.35 and $0.35, respectively, compared to $0.37 and $0.37, respectively, as previously reported. Net income available to unitholders for the six months ended June 30, 2004 decreased to $43,208, compared to $44,345, as previously reported. On a per unit basis, basic and diluted net income available to unitholders for the six months ended June 30, 2004 decreased to $0.93 and $0.92, respectively, compared to $0.95 and $0.94, respectively, as previously reported. Loss from continuing operations for the three months ended June 30, 2004 decreased to $(33) as compared to $1,104, as previously reported. On a per unit basis, basic and diluted loss from continuing operations available to unitholders for the three months ended June 30, 2004 decreased to $(0.22) and $(0.22), respectively, compared to $(0.20) and $(0.19), respectively, as previously reported. Income from continuing operations for the six months ended June 30, 2004 decreased to $4,659 as compared to $5,796, as previously reported. On a per unit basis, basic and diluted loss from continuing operations available to unitholders for the six months ended June 30, 2004 decreased to $(0.16) and $(0.16), respectively, compared to $(0.14) and $(0.14), respectively, as previously reported.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2004, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2004 and 2003. Actual results could differ from those estimates.

     In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2004 and the results of its operations and comprehensive income for each of the six and three months ended June 30, 2004 and 2003, and its cash flows for each of the six months ended June 30, 2004 and 2003, respectively, and all adjustments are of a normal recurring nature.

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
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

     The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Six Months Ended		Three Months Ended
	(As Restated)		(As Restated)
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net Income Available to Unitholders — as reported	$43,208	$51,701	$16,280	$21,588
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders — as reported	—	54	—	—
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(241)	(799)	(120)	(387)

Net Income Available to Unitholders — pro forma	$42,967	$50,956	$16,160	$21,201

Net Income Available to Unitholders per Share — as reported — Basic	$0.93	$1.14	$0.35	$0.48
Net Income Available to Unitholders per Share — pro forma — Basic	$0.92	$1.13	$0.34	$0.47
Net Income Available to Unitholders per Share — as reported — Diluted	$0.92	$1.14	$0.35	$0.48
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.92	$1.12	$0.34	$0.47

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

     Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	(As Restated)
	June 30, 2004	December 31, 2003
ASSETS
Assets:
Investment in Real Estate, Net	$314,978	$332,371
Other Assets, Net	92,803	70,524

Total Assets	$407,781	$402,895

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,493	$2,529
Other Liabilities	27,486	22,193

Total Liabilities	29,979	24,722

Partners’ Capital	377,802	378,173

Total Liabilities and Partners’ Capital	$407,781	$402,895

Condensed Combined Statements of Operations:

	Six Months Ended		Three Months Ended
	(As Restated)		(As Restated)
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Total Revenues	$22,855	$35,796	$11,195	$12,383
Property Expenses	(7,419)	(7,947)	(3,472)	(3,896)
Interest Expense	(89)	(166)	(44)	(45)
Amortization of Deferred Financing Costs	(2)	(2)	(1)	(1)
Depreciation and Other Amortization	(6,358)	(5,378)	(3,188)	(2,740)
Loss From Early Retirement of Debt	—	(1,466)	—	—
Gain on Sale of Real Estate	1,590	2,022	1,459	1,958
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,736 and $1,972 for the Six Months Ended June 30, 2004 and 2003, respectively and $1,184 and $66 for the Three Months Ended June 30, 2004 and 2003, respectively)	4,120	2,565	1,297	460

Net Income	$14,697	$25,424	$7,246	$8,119

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

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,099 into net income by reducing interest expense.

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

Preferred Redemptions/Contributions:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $120,562 received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”). On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. The Series D Preferred Units were redeemed on June 7, 2004 as well. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of the Series D Preferred Units, the initial offering costs associated with the issuance of the Series D Preferred Units of $4,467 were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

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

     On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to the Operating Partnership in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6. Partners’ Capital, continued

initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and Series G Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25,000. Net of offering costs, the Company received net proceeds of $24,512 from the issuance of the Series G Preferred Stock which were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series F Preferred Stock. On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

     10. Earnings Per Unit (“EPU”)

     The computation of basic and diluted EPU is presented below:

	Six Months Ended		Three Months Ended
	(As Restated)		(As Restated)
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator:
Income (Loss) from Continuing Operations	$4,659	$16,444	$(33)	$4,533
Gain On Sale of Real Estate	4,993	2,614	1,878	1,378
Less: Preferred Distributions	(9,834)	(10,088)	(4,790)	(5,044)
Less: Redemption of Preferred Units	(7,359)	—	(7,359)	—

(Loss) Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(7,541)	8,970	(10,304)	867
Discontinued Operations	50,749	42,731	26,584	20,721

Net Income Available to Unitholders	$43,208	$51,701	$16,280	$21,588

Denominator:
Weighted Average Units — Basic	46,568,519	45,218,886	46,908,514	45,239,870
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	241,045	83,990	150,944	105,759
Employee and Director Shares of Restricted Stock	130,356	1,505	96,241	21,423

Weighted Average Units Outstanding — Diluted	46,939,920	45,304,381	47,155,699	45,367,052

Basic EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.16)	$0.20	$(0.22)	$0.02

Discontinued Operations	$1.09	$0.94	$0.57	$0.46

Net Income Available to Unitholders	$0.93	$1.14	$0.35	$0.48

Diluted EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.16)	$0.20	$(0.22)	$0.02

Discontinued Operations	$1.08	$0.94	$0.56	$0.46

Net Income Available to Unitholders	$0.92	$1.14	$0.35	$0.48

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

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the previously reported results of operations for the six and three months ended June, 30, 2004 as described in Note 1 in the Notes to Consolidated Financial Statements. As a result of its own internal control procedures, the Consolidated Operating Partnership determined that approximately $1.1 million of additional depreciation expense relating to certain properties within the Consolidated Operating Partnership and limited partnerships for which the Consolidated Operating Partnership holds a 99% limited partnership interest in and accounts for under the equity method of accounting should have been recorded in the second quarter of 2004. Accordingly, the Consolidated Operating Partnership has recognized this additional depreciation expense and its 99% equity interest in depreciation in its results of operations for the six months and three months ended June 30, 2004. The following discussion and analysis of First Industrial, L.P.’s (the “Operating Partnership”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

     The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”; collectively, the “Joint Ventures”). The Other Real Estate Partnerships, the September 1998 Joint Venture, the December 2001 Joint Venture and the May 2003 Joint Venture are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

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

	Six Months Ended June 30,
	2004	2003	$ Change	%Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$36,924	$38,070	$(1,146)	-3.0%
Acquired Properties	3,330	265	3,065	1156.6%
Sold Properties	2,961	8,255	(5,294)	-64.1%
Properties Not Placed in-service	4,409	2,039	2,370	116.2%
Other	2,682	2,655	27	1.0%

	50,306	51,284	(978)	-1.9%
Discontinued Operations	(2,601)	(7,181)	4,580	-63.8%

Total Property Expenses	$47,705	$44,103	$3,602	8.2%

     General and administrative expense increased by approximately $2.9 million, or 21.4%, due primarily to an increase in employees and employee compensation.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $3.4 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $3.2 million, or 66.2%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	(As Restated)
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$30,681	$27,550	$3,131	11.4%
Acquired Properties	3,655	269	3,386	1258.7%
Sold Properties	1,623	4,800	(3,177)	-66.2%
Properties Not Placed in-service and Other	4,970	415	4,555	1097.6%
Corporate Furniture, Fixtures and Equipment	640	615	25	4.1%

	41,569	33,649	7,920	23.5%
Discontinued Operations	(1,485)	(4,723)	3,238	-68.6%

Total Depreciation and Other Amortization	$40,084	$28,926	$11,158	38.6%

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

     Equity in income of Other Real Estate Partnerships decreased by approximately $10.7 million due primarily to an approximate $10.7 million lease termination fee received from a tenant during the six months ended June 30, 2003.

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

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $1.3 million due to properties acquired subsequent to March 31, 2003. Depreciation and other amortization from sold properties decreased by $1.7 million, or 73.5%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	(As Restated)
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$15,955	$14,087	$1,868	13.3%
Acquired Properties	1,578	269	1,309	486.6%
Sold Properties	615	2,321	(1,706)	-73.5%
Properties Not Placed in-service and Other	3,534	186	3,348	1800.0%
Corporate Furniture, Fixtures and Equipment	322	311	11	3.5%

	22,004	17,174	4,830	28.1%
Discontinued Operations	(561)	(2,303)	1,742	-75.6%

Total Depreciation and Other Amortization	$21,443	$14,871	$6,572	44.2%

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

     Equity in income of Other Real Estate Partnerships decreased by approximately $.9 million due primarily to the decrease in net operating income as a result of property sales subsequent to June 30, 2003.

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

Six months Ended June 30, 2004

     Net cash provided by operating activities of approximately $18.4 million for the six months ended June 30, 2004 was comprised primarily of net income of approximately $60.4 million, partially offset by the net change in operating assets and liabilities of approximately $31.6 million and adjustments for non-cash items of approximately $10.4 million. The adjustments for the non-cash items of approximately $10.4 million are primarily comprised of the gain on sale of real estate of approximately $52.9 million, the effect of the straight-lining of rental income of approximately $2.1 million and a decrease of the bad debt provision of approximately $.5 million offset by depreciation and amortization of approximately $45.1 million.

     Net cash used in investing activities of approximately $.2 million for the six months ended June 30, 2004 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, an increase in restricted cash that was held by an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures partially offset by the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from two of the Consolidated Operating Partnership’s industrial real estate joint ventures and the repayment of mortgage loans receivable. .

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

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for the Series D Preferred Units. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1.9 million. The Series D Preferred Units were redeemed on June 7, 2004 as well. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of Series D Preferred Units, the initial offering costs associated with the issuance of the Series D Preferred Units of $4.5 million were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for the Series E Preferred Units. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1.1 million. The Series E Preferred Units were redeemed on June 7, 2004 as well. In accordance with EITF D-42, due to the redemption of Series E Preferred Units, the initial offering costs associated with the issuance of the Series E Preferred Units of $2.9 million were reflected as a reduction of net income available to unitholders in determining earnings per unit for the six and three months ended June 30, 2004.

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

     On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25.0 million. Net of offering costs, the Company received proceeds of $24.5 million from the issuance of the Series G Preferred Stock which were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series F Preferred Stock. On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On June 2, 2004, the Company issued 500 shares of 2.965% of a share of the Company’s $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share for gross proceeds of $125.0 million. Net of offering costs, the Company received proceeds of $120.8 million from the issuance of the Series H Preferred Stock which were contributed to the Operating Partnership in exchange for Series H Cumulative Preferred Units (the “Series H Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $.3 million. On July 2, 2004, the Series H Preferred Units were redeemed as well. In accordance with EITF D-42, due to the redemption of Series H Preferred Units, the initial offering costs associated with the issuance of the Series H Preferred Units of $.6 million will be reflected as a reduction of net income available to unitholders in determining earnings per unit for the nine and three months ended September 30, 2004.

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

     In the third quarter of 2004, the Consolidated Operating Partnership added a new internal control in which the Consolidated Operating Partnership recalculates the data in the spreadsheet used to prepare the year to date and quarterly financial statements. As a result of the implementation of this internal control, the Consolidated Operating Partnership determined that it should have recognized additional depreciation expense of $1.1 million in the second quarter of 2004 relating to certain properties within the Consolidated Operating Partnership and limited partnerships for which the Consolidated Operating Partnership holds a 99% limited partnership interest in (see Note 1 to the financial statements).

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

FIRST INDUSTRIAL, L.P.
By: FIRST INDUSTRIAL REALTY TRUST, INC.
Its Sole General Partner

Date November 5, 2004	By:	/s/ Scott A. Musil

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