Form 10-Q
period 2004-09-30
FIRST INDUSTRIAL LP
filed 2004-11-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$387,224	$392,916
Buildings and Improvements	1,964,308	1,845,139
Furniture, Fixtures and Equipment	801	801
Construction in Progress	101,346	115,935
Less: Accumulated Depreciation	(327,851)	(295,688)

Net Investment in Real Estate	2,125,828	2,059,103

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $247 at September 30, 2004	13,515	—
Investments in and Advances to Other Real Estate Partnerships	375,423	374,906
Cash and Cash Equivalents	6,386	—
Restricted Cash	23,882	60,875
Tenant Accounts Receivable, Net	6,309	7,769
Investments in Joint Ventures	4,603	14,606
Deferred Rent Receivable	14,808	12,903
Deferred Financing Costs, Net	12,106	9,809
Prepaid Expenses and Other Assets, Net	108,062	93,291

Total Assets	$2,690,922	$2,633,262

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$55,904	$43,217
Senior Unsecured Debt, Net	1,347,209	1,212,152
Unsecured Line of Credit	179,000	195,900
Accounts Payable and Accrued Expenses	76,496	62,382
Rents Received in Advance and Security Deposits	24,799	24,655
Distributions Payable	32,872	31,889

Total Liabilities	1,716,280	1,570,195

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 and 100,000 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	127,160	240,697
General Partner Units (41,449,759 and 39,850,370 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	715,037	687,721
Unamortized Value of General Partnership Restricted Units	(21,577)	(19,035)
Limited Partners’ Units (6,539,776 and 6,704,012 units issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	157,604	163,794
Accumulated Other Comprehensive Loss	(3,582)	(10,110)

Total Partners’ Capital	974,642	1,063,067

Total Liabilities and Partners’ Capital	$2,690,922	$2,633,262

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per Unit data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental Income	$54,195	$49,079	$156,649	$141,786
Tenant Recoveries and Other Income	16,512	16,943	52,259	47,890

Total Revenues	70,707	66,022	208,908	189,676

Expenses:
Real Estate Taxes	11,509	10,748	33,034	30,697
Repairs and Maintenance	5,334	4,875	16,417	15,340
Property Management	3,511	2,258	9,239	7,436
Utilities	2,194	1,831	6,832	5,758
Insurance	764	816	2,186	2,326
Other	731	1,820	3,504	4,495
General and Administrative	10,883	6,524	27,581	20,282
Amortization of Deferred Financing Costs	510	442	1,419	1,316
Depreciation and Other Amortization	21,264	16,291	60,872	44,973

Total Expenses	56,700	45,605	161,084	132,623

Other Income/Expense:
Interest Income	492	410	1,582	1,157
Gain on Settlement of Interest Rate Protection Agreements	—	—	1,450	—
Interest Expense	(25,755)	(23,881)	(73,350)	(71,506)

Total Other Income/Expense	(25,263)	(23,471)	(70,318)	(70,349)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income in Joint Ventures and Gain on Sale of Real Estate	(11,256)	(3,054)	(22,494)	(13,296)
Equity in Income of Other Real Estate Partnerships	6,173	6,516	20,745	31,788
Equity in Income of Joint Ventures, Net	34,453	261	34,998	705

Income from Continuing Operations	29,370	3,723	33,249	19,197
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $9,021 and $21,874 for the Three Months Ended September 30, 2004 and 2003, respectively and $56,923 and $54,733 for the Nine Months Ended September 30, 2004 and 2003, respectively)	9,906	26,710	61,436	70,411

Income Before Gain on Sale of Real Estate	39,276	30,433	94,685	89,608
Gain on Sale of Real Estate	2,860	4,604	7,852	7,218

Net Income	42,136	35,037	102,537	96,826
Less: Preferred Unit Distributions	(2,344)	(5,044)	(12,178)	(15,132)
Less: Redemption of Preferred Units	(600)	—	(7,959)	—

Net Income Available to Unitholders	$39,192	$29,993	$82,400	$81,694

Basic Earnings Per Unit:
Income from Continuing Operations	$0.62	$0.07	$0.45	$0.25

Income From Discontinued Operations	$0.21	$0.59	$1.32	$1.56

Net Income Available to Unitholders	$0.83	$0.66	$1.76	$1.81

Weighted Average Units Outstanding	46,996	45,333	46,712	45,257

Diluted Earnings Per Unit:
Income from Continuing Operations	$0.62	$0.07	$0.45	$0.25

Income From Discontinued Operations	$0.21	$0.59	$1.31	$1.55

Net Income Available to Unitholders	$0.83	$0.66	$1.75	$1.80

Weighted Average Units Outstanding	47,310	45,471	47,050	45,355

Net Income	$42,136	$35,037	$102,537	$96,826
Other Comprehensive Income (Loss):
Settlement of Interest Rate Protection Agreements	—	—	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	113	46	106	357
Amortization of Interest Rate Protection Agreements	(288)	50	(235)	146

Comprehensive Income	$41,961	$35,133	$109,065	$97,329

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$102,537	$96,826
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	51,643	43,879
Amortization of Deferred Financing Costs	1,419	1,316
Other Amortization	14,930	11,651
Provision for Bad Debt	(1,375)	70
Equity in Income of Joint Ventures, Net	(34,998)	(705)
Distributions from Joint Ventures	34,998	705
Gain on Sale of Real Estate	(64,775)	(61,951)
Equity in Income of Other Real Estate Partnerships	(20,745)	(31,788)
Distributions from Investment in Other Real Estate Partnerships	20,745	31,788
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(30,156)	(27,683)
Increase in Deferred Rent Receivable	(3,519)	(976)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	8,602	1,303

Net Cash Provided by Operating Activities	79,306	64,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(294,956)	(195,546)
Net Proceeds from Sales of Investments in Real Estate	233,578	243,131
Investments in and Advances to Other Real Estate Partnerships	(62,913)	(42,111)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	62,396	55,544
Contributions to and Investments in Joint Ventures	(4,168)	(4,195)
Distributions from Joint Ventures	15,444	2,199
Repayment of Mortgage Loans Receivable	21,204	2,150
Decrease (Increase) in Restricted Cash	36,993	(29,905)

Net Cash Provided by Investing Activities	7,578	31,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	38,786	5,031
Unit Distributions	(97,350)	(94,256)
Proceeds from the Sale of Preferred Units	200,000	—
Preferred Unit Offering Costs	(5,576)	—
Redemption of Preferred Units	(321,438)	—
Repurchase of Restricted Units	(3,746)	(1,829)
Repurchase of General Partner Units	—	(997)
Preferred Unit Distributions	(12,178)	(15,132)
Proceeds from Senior Unsecured Debt	134,496	—
Other Proceeds from Senior Unsecured Debt	6,657	—
Proceeds from Mortgage Loans Payable	1,400	—
Repayments on Mortgage Loans Payable	(876)	(729)
Proceeds from Unsecured Line of Credit	484,000	209,800
Repayments on Unsecured Line of Credit	(500,900)	(191,500)
Debt Issuance Costs	(3,773)	(54)

Net Cash Used in Financing Activities	(80,498)	(89,666)

Net Increase in Cash and Cash Equivalents	6,386	6,036
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$6,386	$6,036

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1. Organization and Formation of Partnership

     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.4% and 85.4% ownership interest at September 30, 2004 and September 30, 2003, respectively. The limited partners of the Operating Partnership own approximately a 13.6% and 14.6% interest in the Operating Partnership at September 30, 2004 and September 30, 2003, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of September 30, 2004, the Consolidated Operating Partnership owned 722 in-service industrial properties containing an aggregate of approximately 51.6 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2004, the Other Real Estate Partnerships owned 102 in-service industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

     The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the three months ended September 30, 2004, the December 2001 Joint Venture sold all of its industrial properties. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

2. Summary of Significant Accounting Policies

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Consolidated Operating Partnership’s 2003 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2003 audited financial statements included

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

in the Consolidated Operating Partnership’s 2003 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2004, and the reported amounts of revenues and expenses for each of the three and nine months ended September 30, 2004 and September 30, 2003. Actual results could differ from those estimates.

     In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2004 and the results of its operations and comprehensive income for each of the three and nine months ended September 30, 2004 and September 30, 2003, and its cash flows for each of the nine months ended September 30, 2004 and September 30, 2003, respectively, and all adjustments are of a normal recurring nature.

Tenant Accounts Receivable, Net:

     The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $172 and $1,547 as of September 30, 2004 and December 31, 2003, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense was recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the nine months ended September 30, 2004 and 2003, therefore no stock-based employee compensation expense is included in net income available to unitholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

     The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income Available to Unitholders — as reported	$39,192	$29,993	$82,400	$81,694
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders — as reported	—	—	—	54
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(92)	(342)	(333)	(1,142)

Net Income Available to Unitholders — pro forma	$39,100	$29,651	$82,067	$80,606

Net Income Available to Unitholders per Share — as reported — Basic	$0.83	$0.66	$1.76	$1.81
Net Income Available to Unitholders per Share — pro forma — Basic	$0.83	$0.65	$1.76	$1.78
Net Income Available to Unitholders per Share — as reported — Diluted	$0.83	$0.66	$1.75	$1.80
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.83	$0.65	$1.74	$1.78

Discontinued Operations:

     On January 1, 2002, the Consolidated Operating Partnership adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold as well as the results of operations from properties that are classified as held for sale at September 30, 2004 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

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

     Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

     Condensed Combined Balance Sheets:

	September 30, 2004	December 31, 2003
ASSETS
Assets:
Investment in Real Estate, Net	$318,803	$332,371
Other Assets, Net	73,515	70,524

Total Assets	$392,318	$402,895

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,475	$2,529
Other Liabilities	11,134	22,193

Total Liabilities	13,609	24,722

Partners’ Capital	378,709	378,173

Total Liabilities and Partners’ Capital	$392,318	$402,895

Condensed Combined Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total Revenues	$13,121	$12,103	$35,860	$47,778
Property Expenses	(3,464)	(3,015)	(10,820)	(10,891)
Interest Expense	(45)	(45)	(134)	(211)
Amortization of Deferred Financing Costs	(1)	(2)	(2)	(3)
Depreciation and Other Amortization	(3,430)	(2,854)	(9,768)	(8,210)
Loss From Early Retirement of Debt	—	—	—	(1,466)
Gain on Sale of Real Estate	53	—	1,644	2,022
Income from Discontinued Operations (Including Gain (Loss) on Sale of Real Estate of ($20) for the Three Months Ended September 30, 2004, and $3,715 and $1,972 for the Nine Months Ended September 30, 2004 and 2003, respectively)	(3)	387	4,148	2,979

Net Income	$6,231	$6,574	$20,928	$31,998

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

4. Investments in Joint Ventures

     On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “December 2001 Joint Venture”) with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership, owned a 15% equity interest in the December 2001 Joint Venture and provided property management services to the December 2001 Joint Venture. On August 27, 2004, the December 2001 Joint Venture sold its investment of 36 industrial properties, containing approximately 6.2 million square feet of GLA, to a third party for gross proceeds of approximately $349,750. Due to certain provisions in the operating agreement, the Consolidated Operating Partnership received distributions in excess of it’s 15% equity interest in the December 2001 Joint Venture. Due to the sale of all industrial properties, the Consolidated Operating Partnership recognized, in aggregate, approximately $34,767 due to the Consolidated Operating Partnership’s 15% share of gain from the sale of the December 2001 Joint Venture’s properties and distributions received from the December 2001 Joint Venture in excess of the Consolidated Operating Partnership’s 15% equity interest. This amount is included in Equity in Income of Joint Ventures.

     The Consolidated Operating Partnership deferred 15% of the gain, which was equal to the Consolidated Operating Partnership’s economic interest in the December 2001 Joint Venture, resulting from the sale of the industrial properties the Consolidated Operating Partnership sold to the December 2001 Joint Venture. The 15% gain deferral reduced the Consolidated Operating Partnership’s investment in the joint venture and was amortized into income over 40 years. As a result of the sale on August 27, 2004 to a third party, the Consolidated Operating Partnership recognized the unamortized portion of the deferred gain, net of tax, from the original sales to the December 2001 Joint Venture, approximately $3,525. This deferred gain is included in Equity in Income of Joint Ventures.

     As of September 30, 2004, the September 1998 Joint Venture owned 42 industrial properties comprising approximately 1.4 million square feet of GLA and the May 2003 Joint Venture owned three industrial properties comprising approximately 1.7 million square feet of GLA. During the three months ended September 30, 2004, the Consolidated Operating Partnership acquired one industrial property comprising approximately .1 million square feet of GLA from the September 1998 Joint Venture. The purchase price of the acquisition totaled approximately $525, excluding costs incurred in conjunction with the acquisition of the industrial property. Additionally, at September 30, 2004 and December 31, 2003, the Consolidated Operating Partnership has a receivable from the September 1998 Joint Venture of $1,594 and $1,500, respectively.

     During the nine months ended September 30, 2004 and 2003, the Consolidated Operating Partnership invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
Contributions	$2,525	$4,053
Distributions	$50,442	$2,904
Fees	$2,190	$1,748

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

5. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     Mortgage Loans Payable:

     On September 30, 2004, the Consolidated Operating Partnership assumed a mortgage loan an the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII is collateralized by three properties in Phoenix, Arizona, bears interest at a fixed rate of 5.60% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Consolidated Operating Partnership recorded a premium in the amount of $475 which will be amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense.

     Senior Unsecured Debt:

     On May 17, 2004, the Consolidated Operating Partnership, through the Operating Partnership, exchanged $125,000 of senior unsecured debt which matures on June 1, 2014 and bears a coupon interest rate of 6.42% (the “2014 Notes”) for $100,000 aggregate principal amount of its 7.375% Notes due 2011 (the “2011 PATS”) and net cash in the amount of $8,877. The issue price of the 2014 Notes was 99.123%. Interest is paid semi-annually in arrears on June 1 and December 1. The debt issue discount of the 2014 Notes is being amortized over the life of the 2014 Notes as an adjustment to interest expense. This exchange is being accounted for under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Under EITF 96-19, if the 2011 PATS and the 2014 Notes are not substantially different, the difference between the fair value of the 2011 PATS and the carrying value of the 2011 PATS as well as the unamortized deferred financing costs of the 2011 PATS on the date of the exchange is deferred and amortized over the life of the 2014 Notes. The Consolidated Operating Partnership is amortizing this amount over the life of the 2014 Notes. The 2014 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

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

     Unsecured Line of Credit:

     On June 11, 2004, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the “Unsecured Line of Credit”, formerly the “2002 Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The net unamortized deferred financing fees related to the 2002 Unsecured Line of Credit and any additional deferred financing fees incurred with the Unsecured Line of Credit are being amortized over the life of the Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

5. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued.

     The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2004		2003		2004	2003	2004	Date
Mortgage Loans Payable, Net
Assumed Loans	$4,976		$5,442		$—	$—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,061		2,130		15	16	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,498		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,702		5,811		39	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,379	(1)	16,754	(1)	96	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,776	(1)	4,854	(1)	27	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,580	(1)	2,623	(1)	15	—	7.540%	01/01/12
Acquisition Mortgage Loan XIII	13,932	(1)	—		—	—	5.600%	11/10/12

Total	$55,904		$43,217		$230	$195

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,246	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,986	(2)	149,982	(2)	4,307	1,457	7.600%	05/15/07
2011 PATS	—		99,657	(2)	—	942	7.375%	05/15/11 (3)
2017 Notes	99,874	(2)	99,866	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,813	(2)	199,807	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,609	(2)	199,563	(2)	656	4,343	7.375%	03/15/11
2012 Notes	198,959	(2)	198,856	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,385	(2)	49,368	(2)	1,787	818	7.750%	04/15/32
2014 Notes	109,735	(2)	—		2,987	—	6.420%	06/01/14
2009 Notes	124,795	(2)	—		1,950	—	5.250%	06/15/09

Total	$1,347,209		$1,212,152		$28,889	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$179,000		$195,900		$379	$336	2.504%	09/28/07

(1)	At September 30, 2004, the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI, Acquisition Mortgage Loan XII and the Acquisition Mortgage Loan XIII include unamortized premiums of $2,387, $544, $276 and $475, respectively. At December 31, 2003 the Acquisition Mortgage Loan X, Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,673, $597 and $305, respectively.

(2)	At September 30, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2014 Notes and the 2009 Notes are net of unamortized discounts of $14, $126, $17, $187, $391, $1,041, $615, $15,265 and $205 respectively. At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2011 PATS were exchanged for the 2014 Notes on May 17, 2004.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

5. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued.

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2004	$378
2005	51,596
2006	153,557
2007	330,760
2008	1,906
Thereafter	1,058,095

Total	$1,596,292

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,093 into net income by reducing interest expense.

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

Preferred Redemptions/Contributions:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $120,562 received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”). On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. The Series D Preferred Units were redeemed on June 7, 2004 as well. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of the Series D Preferred Units, the initial offering costs associated with the issuance of the Series D Preferred Units of $4,467 were reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per unit for the nine months ended September 30, 2004.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $72,138 received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). On or after March 18, 2003, the Series E Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1,103. The Series E Preferred Units were redeemed on June 7, 2004 as well. In accordance with EITF D-42, due to the redemption of the Series E Preferred Units, the initial offering costs associated with the issuance of the Series E Preferred Units of $2,892 were reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per unit for the nine months ended September 30, 2004.

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

6. Partners’ Capital, continued

     On June 2, 2004, the Company issued 500 shares of 2.965% $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share for gross proceeds of $125,000. Net of offering costs, the Company received net proceeds of $120,837 from the issuance of the Series H Preferred Stock which were contributed to the Operating Partnership in exchange for Series H Cumulative Preferred Units (the “Series H Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $315. The Series H Preferred Units were redeemed on July 2, 2004 as well. In accordance with EITF D-42, due to the redemption of the Series H Preferred Units, the initial offering costs associated with the issuance of the Series H Preferred Units of $600 is reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per Unit for the three and nine months ended September 30, 2004.

Unit Contributions:

     During the nine months ended September 30, 2004, certain employees exercised 1,609,052 non-qualified employee stock options. Net proceeds to the Company were approximately $35,641. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

     During the nine months ended September 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 9,383 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8,337 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the three and nine months ended September 30, 2004, the Company issued 83,600 shares of common stock under the controlled equity offering program and received net proceeds of $3,144. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

6. Partners’ Capital, continued

Distributions:

     On January 19, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $0.6850 per Unit, totaling approximately $31,889. On April 19, 2004, the Operating Partnership paid a first quarter 2004 distribution of $0.6850 per Unit, totaling approximately $32,724. On July 19, 2004, the Operating Partnership paid a second quarter distribution of $0.6850 per Unit, totaling approximately $32,737.

     On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its Series D Preferred Units and $49.375 per Unit on its Series E Preferred Units. The preferred unit distributions paid on March 31, 2004, totaled approximately $5,044. On June 30, 2004 the Operating Partnership paid a second quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units, totaling approximately $1,078. On September 30, 2004, the Operating Partnership paid a third quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units, a pro rata distribution for the period May 27, 2004 through September 30, 2004 of $2,165.28 per Unit on its Series F Preferred Units and a pro rata distribution for the period May 27, 2004 through September 30, 2004 of $2,512.50 per Unit on its Series G Preferred Units. The preferred unit distribution paid on September 30, 2004, totaled approximately, $2,788.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

7. Acquisition and Development of Real Estate

     During the nine months ended September 30, 2004, the Consolidated Operating Partnership acquired 49 industrial properties comprising approximately 6.0 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $240,241, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of 11 industrial properties comprising approximately 1.7 million square feet of GLA.

8. Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the nine months ended September 30, 2004, the Consolidated Operating Partnership sold 66 industrial properties comprising approximately 4.9 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 66 industrial properties and several land parcels were approximately $271,471. The gain on sale of real estate was approximately $64,775. Sixty-three of the 66 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 63 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the three industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At September 30, 2004, the Consolidated Operating Partnership had two industrial properties comprising approximately .4 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at September 30, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the nine months ended September 30, 2004 reflects the results of operations and gain on sale of real estate of 63 industrial properties that were sold during the nine months ended September 30, 2004 as well as the results of operations of two industrial properties held for sale at September 30, 2004.

     Income from discontinued operations for the nine months ended September 30, 2003 reflects the results of operations of 63 industrial properties that were sold during the nine months ended September 30, 2004, two industrial properties identified as held for sale at September 30, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003, as well as the gain on sale of real estate from 90 industrial properties which were sold during the nine months ended September 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three and nine months ended September 30, 2004 and September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total Revenues	$1,319	$10,013	$10,042	$33,402
Operating Expenses	(317)	(3,321)	(3,453)	(10,901)
Depreciation and Amortization	(117)	(1,856)	(2,076)	(6,823)
Gain on Sale of Real Estate	9,021	21,874	56,923	54,733

Income from Discontinued Operations	$9,906	$26,710	$61,436	$70,411

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

9. Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Interest paid, net of capitalized interest	$63,877	$64,227

Interest capitalized	$870	$480

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$32,872	$31,661

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(4,114)	$(1,268)
General partnership units	4,114	1,268

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Purchase of real estate	$240,241	$162,756
Deferred purchase price	—	(10,425)
Accounts payable and accrued expenses	(2,188)	(1,303)
Mortgage Debt	(12,057)	(20,751)

Acquisition of real estate	$225,996	$130,277

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$19,667	$17,340

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

10. Earnings Per Unit (“EPU”)

     The computation of basic and diluted EPU is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income from Continuing Operations	$29,370	$3,723	$33,249	$19,197
Gain On Sale of Real Estate	2,860	4,604	7,852	7,218
Less: Preferred Distributions	(2,344)	(5,044)	(12,178)	(15,132)
Less: Redemption of Preferred Units	(600)	—	(7,959)	—

Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	29,286	3,283	20,964	11,283
Discontinued Operations	9,906	26,710	61,436	70,411

Net Income Available to Unitholders	$39,192	$29,993	$82,400	$81,694

Denominator:
Weighted Average Units — Basic	46,995,781	45,333,141	46,711,977	45,257,390
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	193,358	108,508	230,449	92,810
Employee and Director Shares of Restricted Stock	120,807	29,389	107,891	4,939

Weighted Average Units Outstanding — Diluted	47,309,946	45,471,038	47,050,317	45,355,139

Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.62	$0.07	$0.45	$0.25

Discontinued Operations	$0.21	$0.59	$1.32	$1.56

Net Income Available to Unitholders	$0.83	$0.66	$1.76	$1.81

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.62	$0.07	$0.45	$0.25

Discontinued Operations	$0.21	$0.59	$1.31	$1.55

Net Income Available to Unitholders	$0.83	$0.66	$1.75	$1.80

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

     The Consolidated Operating Partnership has committed to the construction of 21 development projects totaling approximately 2.3 million square feet of GLA for an estimated investment of approximately $121.2 million. Of this amount, approximately $30.3 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Unsecured Line of Credit. The Consolidated Operating Partnership expects to place in service 14 of the 21 development projects during the next twelve months. There can be no assurance that the Consolidated Operating Partnership will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

12. Subsequent Events

     From October 1, 2004 to November 5, 2004, the Consolidated Operating Partnership acquired four industrial properties and several land parcels for an aggregate purchase price of approximately $45,384, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property and several land parcels for approximately $27,242 of gross proceeds.

     From October 1, 2004 to November 5, 2004, the Company issued 1,250,000 shares of common stock and received net proceeds of $45,786. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

     On October 12, 2004, the Consolidated Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $48,980, is effective from January 10, 2005 through January 10, 2010 and fixes the LIBOR rate at 3.909%.

     On October 18, 2004, the Operating Partnership paid a third quarter 2004 distribution of $.6850 per Unit, totaling approximately $32,872.

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

GENERAL

     The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.4% ownership interest at September 30, 2004. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.6% interest in the Operating Partnership at September 30, 2004. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

     The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of September 30, 2004, the Consolidated Operating Partnership owned 722 in-service industrial properties containing an aggregate of approximately 51.6 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2004, the Other Real Estate Partnerships owned 102 in-service industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

     The Operating Partnership, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the three months ended September 30, 2004 the December 2001 Joint Venture sold all of its industrial properties. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

MANAGEMENT’S OVERVIEW

     Management believes the Consolidated Operating Partnership’s financial condition and results of operations are, primarily, a function of the Consolidated Operating Partnership’s performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

     The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property-specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing, either or both, occupancy rates and rental rates at the Consolidated Operating Partnership’s properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership’s properties (as discussed below), for the Consolidated Operating Partnership’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership’s properties or to maintain tenant recoveries and operating and certain expenses consistent with historical levels and proportions, the Consolidated Operating Partnership’s revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership’s tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership were unable to rent its properties on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its ability to acquire and develop industrial properties on favorable terms. As properties are acquired and/or developed, and as they are leased, they generate revenue from rental income and tenant recoveries, income from which is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership’s investments may not perform as expected. For example, acquired and/or developed properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to developed properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership may not be able to finance the acquisition and development opportunities it identifies. If the Consolidated Operating Partnership were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Consolidated Operating Partnership also generates income from the sale of properties (including existing buildings, buildings which the Consolidated Operating Partnership has developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership is continually engaged in, and its income growth is in part dependent on, systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Consolidated Operating Partnership’s income and, in addition to revenues generated from rental income and tenant recoveries, is a significant source of funds for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition and/or development of industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic, and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax basis and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership were unable to sell properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its $300 million unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional equity securities to finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures, and to fund future acquisitions and developments, through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

     The Consolidated Operating Partnership’s net income available to unitholders was $39.2 million and $30.0 million for the three months ended September 30, 2004, and September 30, 2003, respectively. Basic and diluted net income available to unitholders was $.83 and $.83 per unit, respectively, for the three months ended September 30, 2004, and $.66 and $.66 per unit, respectively, for the three months ended September 30, 2003.

     The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2004 and September 30, 2003. Same store properties are in service properties owned prior to July 1, 2003. Acquired properties are properties that were acquired subsequent to June 30, 2003. Sold properties are properties that were sold subsequent to June 30, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after June 30, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

     The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months Ended September 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$56,621	$57,808	$(1,187)	-2.1%
Acquired Properties	8,005	347	7,658	2206.9%
Sold Properties	1,024	10,648	(9,624)	-90.4%
Properties Not In Service	4,768	4,285	483	11.3%
Other	1,608	2,947	(1,339)	-45.4%

	72,026	76,035	(4,009)	-5.3%
Discontinued Operations	(1,319)	(10,013)	8,694	-86.8%

Total Revenues	$70,707	$66,022	$4,685	7.1%

     The occupancy rates of the Consolidated Operating Partnership’s same store properties for the three months ended September 30, 2004 and 2003 were 88.8% and 88.6%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $7.7 million due to the 84 industrial properties acquired totaling approximately 8.5 million square feet of GLA subsequent to June 30, 2003. Revenues from sold properties decreased $9.6 million, due to the 144 industrial properties sold subsequent to June 30, 2003, totaling approximately 9.0 million square feet of GLA. Revenues from properties not in service increased $.5 million due primarily to an increase in occupancy for developments that have not yet been placed in service as of September 30, 2004. Other revenues decreased by approximately $1.3 million due primarily to a decrease in assignment and joint venture fees.

	Three Months Ended September 30,
	2004	2003	$Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$17,885	$19,164	$(1,279)	-6.7%
Acquired Properties	2,599	125	2,474	1979.2%
Sold Properties	279	3,451	(3,172)	-91.9%
Properties Not In Service	1,864	2,032	(168)	-8.3%
Other	1,733	897	836	93.2%

	24,360	25,669	(1,309)	-5.1%
Discontinued Operations	(317)	(3,321)	3,004	-90.5%

Total Property Expenses	$24,043	$22,348	$1,695	7.6%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.3 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased by $2.5 million due to properties acquired subsequent to June 30, 2003. Property expenses from sold properties decreased by $3.2 million, or 91.9%, due to properties sold subsequent to June 30, 2003. Property expenses from properties not in service remained relatively unchanged. Other expenses increased $.8 million due primarily to increases in employee compensation.

     General and administrative expense increased by approximately $4.4 million, or 66.8%, due primarily to an increase in employee compensation and an increase in outside professional fees.

     Amortization of deferred financing costs remained relatively unchanged.

	Three Months Ended September 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$17,079	$15,369	$1,710	11.1%
Acquired Properties	2,976	19	2,957	15563.2%
Sold Properties	93	1,904	(1,811)	-95.1%
Properties Not In Service and Other	910	524	386	73.7%
Corporate Furniture, Fixtures and Equipment	323	331	(8)	-2.4%

	21,381	18,147	3,234	17.8%
Discontinued Operations	(117)	(1,856)	1,739	-93.7%

Total Depreciation and Other Amortization	$21,264	$16,291	$4,973	30.5%

     The increase in depreciation and other amortization for same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $3.0 million due to properties acquired subsequent to June 30, 2003. Depreciation and other amortization from sold properties decreased by $1.8 million, or 95.1%, due to properties sold subsequent to June 30, 2003. Depreciation and other amortization for properties not in service and other increased by $.4 million due primarily to depreciation expense being recognized in 2004 for developments that were substantially completed but not in service.

     Interest income remained relatively unchanged.

     Interest expense increased by approximately $1.9 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2004 ($1,609.2 million), as compared to the three months ended September 30, 2003 ($1,466.7 million). This was partially offset by a decrease in the weighted average interest rate for the three months ended September 30, 2004 (6.42%), as compared to the three months ended September 30, 2003 (6.49%).

     Equity in income of Other Real Estate Partnerships remained relatively unchanged.

     Equity in income of joint ventures increased by approximately $34.2 million due primarily to the Consolidated Operating Partnership’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on it’s initial sale of properties to the December 2001 Joint Venture.

     The $2.9 million gain on sale of real estate for the three months ended September 30, 2004 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $4.6 million gain on sale of real estate for the three months ended September 30, 2003 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended September 30, 2004, and September 30, 2003.

	Three Months Ended September 30,
($ in 000’s)	2004	2003
Total Revenues	$1,319	$10,013
Operating Expenses	(317)	(3,321)
Depreciation and Amortization	(117)	(1,856)
Gain on Sale of Real Estate	9,021	21,874

Income from Discontinued Operations	$9,906	$26,710

     Income from discontinued operations for the three months ended September 30, 2004 reflects the results of operations and gain on sale of real estate of $9.0 million relating to 16 industrial properties that were sold during the three months ended September 30, 2004 and the results of operations from two properties identified as held for sale at September 30, 2004.

     Income from discontinued operations for the three months ended September 30, 2003 reflects the results of operations of 16 industrial properties that were sold during the three months ended September 30, 2004, the results of operations from two properties identified as held for sale at September 30, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $21.9 million from the 50 industrial properties which were sold during the three months ended September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     The Consolidated Operating Partnership’s net income available to unitholders was $82.4 million and $81.7 million for the nine months ended September 30, 2004, and September 30, 2003, respectively. Basic and diluted net income available to unitholders was $1.76 and $1.75 per unit, respectively, for the nine months ended September 30, 2004, and $1.81 and $1.80 per unit, respectively, for the nine months ended September 30, 2003.

     The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in service properties owned prior to January 1, 2003. Acquired properties are properties that were acquired subsequent to December 31, 2002. Sold properties are properties that were sold subsequent to December 31, 2002. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were place in service after December 31, 2002. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

     The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$161,638	$165,406	$(3,768)	-2.3%
Acquired Properties	28,549	5,440	23,109	424.8%
Sold Properties	10,260	36,490	(26,230)	-71.9%
Properties Not In Service	11,875	9,784	2,091	21.4%
Other	6,628	5,958	670	11.2%

	218,950	223,078	(4,128)	-1.9%
Discontinued Operations	(10,042)	(33,402)	23,360	-69.9%

Total Revenues	$208,908	$189,676	$19,232	10.1%

     The occupancy rates of the Consolidated Operating Partnership’s same store properties for the nine months ended September 30, 2004 and 2003 were 88.4% and 88.2%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $23.1 million due to properties acquired subsequent to December 31, 2002. Revenues from sold properties decreased $26.2 million, or 71.9%, due to properties sold subsequent to December 31, 2002. Revenues from properties not in service increased $2.1 million due primarily to an increase in occupancy for developments that have not yet been placed in service as of September 30, 2004. Other revenues increased by approximately $.7 million due primarily to an increase in third party development and joint venture fees, partially offset by a decrease in assignment fees.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$53,461	$55,704	$(2,243)	-4.0%
Acquired Properties	8,752	1,519	7,233	476.2%
Sold Properties	3,836	12,384	(8,548)	-69.0%
Properties Not In Service	4,306	3,812	494	13.0%
Other	4,310	3,534	776	22.0%

	74,665	76,953	(2,288)	-3.0%
Discontinued Operations	(3,453)	(10,901)	7,448	-68.3%

Total Property Expenses	$71,212	$66,052	$5,160	7.8%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased by approximately $2.2 million primarily due to a decrease in bad debt and real estate tax expense. Property expenses from acquired properties increased by $7.2 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $8.5 million, or 69.0%, due to properties sold subsequent to December 31, 2002. Property expenses from properties not in service increased $.5 million due primarily to an increase in occupancy for developments that have not yet been placed in service as of September 30, 2004. Other expense increased by $.8 million due primarily to increases in employee compensation.

     General and administrative expense increased by approximately $7.3 million, or 36.0%, due primarily to an increase in employee compensation and outside professional service fees.

     Amortization of deferred financing costs remained relatively unchanged.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$45,931	$41,642	$4,289	10.3%
Acquired Properties	9,766	824	8,942	1085.2%
Sold Properties	2,167	7,005	(4,838)	-69.1%
Properties Not In Service and Other	4,121	1,379	2,742	198.8%
Corporate Furniture, Fixtures and Equipment	963	946	17	1.8%

	62,948	51,796	11,152	21.5%
Discontinued Operations	(2,076)	(6,823)	4,747	-69.6%

Total Depreciation and Other Amortization	$60,872	$44,973	$15,899	35.4%

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $8.9 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $4.8 million, or 69.1%, due to properties sold subsequent to December 31, 2002. Depreciation and other amortization for properties not in service and other increased by $2.7 million due primarily to depreciation expense being recognized in 2004 for developments that were substantially completed but not in service.

     Interest income remained relatively unchanged.

     In March 2004, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009, and fixed the LIBOR rate at 3.326%. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the nine months ended September 30, 2004.

     Interest expense increased by approximately $1.8 million due primarily to an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2004 ($1,503.4 million), as compared to the nine months ended September 30, 2003 ($1,450.4 million). This was partially offset by a decrease in the weighted average interest rate for the nine months ended September 30, 2004 (6.59%) as compared to the nine months ended September 30, 2003 (6.64%), and an increase in capitalized interest for the nine months ended September 30, 2004 due to an increase in development activities.

     Equity in income of Other Real Estate Partnerships decreased by $11.0 million primarily due to the decrease in net operating income as a result of property sales subsequent to June 30, 2003 .

     Equity in income of joint ventures increased by $34.3 million due primarily to the Consolidated Operating Partnership’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on it’s initial sale of properties to the December 2001 Joint Venture.

     The $7.9 million gain on sale of real estate for the nine months ended September 30, 2004 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $7.2 million gain on sale of real estate for the nine months ended September 30, 2003 resulted from the sale of five industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the nine months ended September 30, 2004 and September 30, 2003.

	Nine Months Ended September 30,
($ in 000’s)	2004	2003
Total Revenues	$10,042	$33,402
Operating Expenses	(3,453)	(10,901)
Depreciation and Amortization	(2,076)	(6,823)
Gain on Sale of Real Estate	56,923	54,733

Income from Discontinued Operations	$61,436	$70,411

     Income from discontinued operations for the nine months ended September 30, 2004 reflects the results of operations and gain on sale of real estate of $56.9 million relating to 63 industrial properties that were sold during the nine months ended September 30, 2004 and the results of operations from two properties identified as held for sale at September 30, 2004.

     Income from discontinued operations for the nine months ended September 30, 2003 reflects the results of operations of 63 industrial properties that were sold during the nine months ended September 30, 2004, the results of operations from two properties identified as held for sale at September 30, 2004, 113 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $54.7 million from the 90 industrial properties which were sold during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Consolidated Operating Partnership’s restricted cash was approximately $23.9 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

     The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. As of September 30, 2004 and November 5, 2004, $500.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At September 30, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.504%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of November 5, 2004 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $123.3 million available for additional borrowings under the Unsecured Line of Credit.

Nine Months Ended September 30, 2004

     Net cash provided by operating activities of approximately $79.3 million for the nine months ended September 30, 2004 was comprised primarily of net income of approximately $102.5 million, partially offset by the net change in operating assets and liabilities of approximately $21.5 million and adjustments for non-cash items of approximately $1.7 million. The adjustments for the non-cash items of approximately $1.7 million are primarily comprised of the gain on sale of real estate of approximately $64.8 million, the effect of the straight-lining of rental income of approximately $3.5 million and a decrease of the bad debt provision of approximately $1.4 million substantially offset by depreciation and amortization of approximately $68.0 million.

     Net cash used in investing activities of approximately $7.6 million for the nine months ended September 30, 2004 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in one of the Consolidated Operating Partnership’s industrial real estate joint ventures partially offset by the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from two of the Consolidated Operating Partnership’s industrial real estate joint ventures, the repayment of mortgage loans receivable and a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes.

     During the nine months ended September 30, 2004, the Consolidated Operating Partnership sold 66 industrial properties comprising approximately 4.9 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 66 industrial properties and several land parcels were approximately $271.5 million.

     During the nine months ended September 30, 2004, the Consolidated Operating Partnership acquired 49 industrial properties comprising approximately 6.0 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $240.2 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also completed the development of 11 industrial properties comprising approximately 1.7 million square feet of GLA at an estimated cost of approximately $92.6 million.

     The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $62.9 million and received distributions of approximately $62.4 million from the Operating Partnership’s industrial real estate joint ventures. As of September 30, 2004, the Operating Partnership’s industrial real estate joint ventures owned 45 industrial properties comprising approximately 3.1 million square feet of GLA.

     Net cash used in financing activities of approximately $80.5 million for the nine months ended September 30, 2004 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Consolidated Operating Partnership’s Unsecured Line of Credit, preferred unit offering costs, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the exercise of stock options and issuance of common and preferred units, proceeds from the issuance of senior unsecured debt and mortgage loan payable and the settlement of interest rate protection agreements in connection with the issuance of senior unsecured debt.

     On January 19, 2004, the Operating Partnership paid a fourth quarter 2003 distribution of $0.6850 per Unit, totaling approximately $31.9 million. On April 19, 2004, the Operating Partnership paid a first quarter 2004 distribution of $0.6850 per Unit, totaling approximately $32.7 million. On July 19, 2004, the Operating Partnership paid a second quarter 2004 distribution of $0.6850 per Unit, totaling approximately $32.7 million.

     On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), $49.688 per Unit on its 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”) and $49.375 per Unit on its 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The preferred unit distributions paid on March 31, 2004, were approximately $5.0 million. On June 30, 2004 the Operating Partnership paid a second quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units of approximately $1.1 million. On September 30, 2004, the Operating Partnership paid a third quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units, a prorated second and third quarter 2004 distribution of $2,165.28 per Unit on its Series F Preferred Units (hereinafter defined) and a prorated second and third quarter 2004 distribution of $2,512.50 per Unit on its Series G Preferred Units (hereinafter defined). The preferred unit distributions paid on September 30, 2004, were approximately $2.8 million.

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

     On June 2, 2004, the Company issued 500 shares of 2.965% $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share for gross proceeds of $125.0 million. Net of offering costs, the Company received proceeds of $120.8 million from the issuance of the Series H Preferred Stock which were contributed to the Operating Partnership in exchange for Series H Cumulative Preferred Units (the “Series H Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $.3 million. On July 2, 2004, the Series H Preferred Units were redeemed as well.

     During the nine months ended September 30, 2004, certain employees exercised 1,609,052 non-qualified employee stock options. Net proceeds to the Company were approximately $35.6 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

     During the nine months ended September 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 9,383 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the three and nine months ended September 30, 2004, the Company issued 83,600 shares of common stock under the controlled equity offering program and received net proceeds of $3.1 million. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Market Risk

     The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2004, approximately $1,403.1 million (approximately 88.7% of total debt at September 30, 2004) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $179.0 million (approximately 11.3% of total debt at September 30, 2004) was variable rate debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2004, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.5 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2004 by approximately $51.2 million to $1,511.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2004 by approximately $55.1 million to $1,618.0 million.

Subsequent Events

     From October 1, 2004 through November 5, 2004 the Consolidated Operating Partnership acquired four industrial properties and several land parcels for an aggregate purchase price of approximately $45.4 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold one industrial property and several land parcels for approximately $27.2 million of gross proceeds.

     From October 1, 2004 to November 5, 2004, the Company issued 1,250,000 shares of common stock and received net proceeds of $45.8 million. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

     On October 12, 2004, the Consolidated Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $48.9 million, is effective from January 10, 2005 through January 10, 2010 and fixes the LIBOR rate at 3.909%.

     On October 18, 2004, the Operating Partnership paid a third quarter 2004 distribution of $.6850 per Unit, totaling approximately $32.9 million.

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

     There has been no change in the Consolidated Operating Partnership’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Consolidated Operating Partnership’s internal control over financial reporting, except that during the fiscal quarter covered by this report the Consolidated Operating Partnership added a new internal control in which the Consolidated Operating Partnership recalculates the data in the spreadsheet used to prepare the year to date and quarterly financial statements. As a result of the implementation of this internal control, the Consolidated Operating Partnership determined that it should have recognized additional depreciation expense of $1.1 million in the second quarter of 2004 relating to certain properties within the Consolidated Operating Partnership and limited partnerships for which the Consolidated Operating Partnership holds a 99% limited partnership interest in.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

FIRST INDUSTRIAL, L.P. By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

Date November 9, 2004	By:	/s/ Scott A. Musil

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

** Furnished herewith