Form 10-Q
period 2005-03-31
FIRST INDUSTRIAL LP
filed 2005-05-10
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-21873

First Industrial, L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3924586
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
311 S. Wacker Drive, Suite 4000, Chicago, Illinois 60606
(Address of Principal Executive Offices)
(312) 344-4300
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION
Item 1.     Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands,
	except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$418,286	$423,836
Buildings and Improvements	2,033,940	2,039,486
Construction in Progress	41,785	23,092
Less: Accumulated Depreciation	(335,697)	(321,003)

Net Investment in Real Estate	2,158,314	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $2,851 and $2,908 at March 31, and December 31, 2004, respectively	45,621	50,286
Investments in and Advances to Other Real Estate Partnerships	334,858	339,967
Cash and Cash Equivalents	—	3,069
Restricted Cash	6	25
Tenant Accounts Receivable, Net	7,657	6,509
Investments in Joint Ventures	10,521	5,489
Deferred Rent Receivable	17,279	15,928
Deferred Financing Costs, Net	11,061	11,569
Prepaid Expenses and Other Assets, Net	120,680	119,430

Total Assets	$2,705,997	$2,717,683

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$60,017	$57,449
Senior Unsecured Debt, Net	1,347,858	1,347,524
Unsecured Line of Credit	159,500	167,500
Accounts Payable, Accrued Expenses and Other Liabilities, Net	86,869	73,560
Rents Received in Advance and Security Deposits	25,304	26,441
Distributions Payable	34,339	35,487

Total Liabilities	1,713,887	1,707,961

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	240,697	240,697
General Partner Units (42,942,250 and 42,834,091 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	627,864	638,727
Unamortized Value of General Partnership Restricted Units	(25,241)	(19,611)
Limited Partners’ Units (6,493,501 and 6,455,914 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	152,764	153,609
Accumulated Other Comprehensive Loss	(3,974)	(3,700)

Total Partners’ Capital	992,110	1,009,722

Total Liabilities and Partners’ Capital	$2,705,997	$2,717,683

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands, except
	Unit and per Unit data)
Revenues:
Rental Income	$55,018	$48,754
Tenant Recoveries and Other Income	21,169	18,215

Total Revenues	76,187	66,969

Expenses:
Real Estate Taxes	11,795	10,356
Repairs and Maintenance	6,811	5,728
Property Management	3,673	2,241
Utilities	2,740	2,472
Insurance	487	661
Other	1,302	1,591
General and Administrative	11,622	7,067
Amortization of Deferred Financing Costs	508	445
Depreciation and Other Amortization	24,302	17,771

Total Expenses	63,240	48,332

Other Income/ Expense:
Interest Income	297	534
Interest Expense	(25,931)	(23,653)
Mark-to-Market of Interest Rate Protection Agreement	941	—

Total Other Income/ Expense	(24,693)	(23,119)

Loss from Continuing Operations Before Income Tax Benefit, Equity in Income of Other Real Estate Partnerships, Equity in Income in Joint Ventures and Gain on Sale of Real Estate	(11,746)	(4,482)
Income Tax Benefit	1,656	888
Equity in Income of Other Real Estate Partnerships	6,743	7,381
Equity in (Loss) Income of Joint Ventures	(122)	245

(Loss) Income from Continuing Operations	(3,469)	4,032
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $11,713 and $24,659 for the Three Months Ended March 31, 2005 and March 31, 2004, respectively)	12,549	28,193
Provision for Income Taxes Allocable to Discontinued Operations (Including $3,202 and $2,168 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2005 and 2004, respectively)	(3,539)	(2,638)

Income Before Gain on Sale of Real Estate	5,541	29,587
Gain on Sale of Real Estate	20,671	3,115
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(7,537)	(730)

Net Income	18,675	31,972
Less: Preferred Unit Distributions	(2,310)	(5,044)

Net Income Available to Unitholders	$16,365	$26,928

Basic Earnings Per Unit:
Income from Continuing Operations	$0.15	$0.03

Income From Discontinued Operations	$0.19	$0.55

Net Income Available to Unitholders	$0.34	$0.58

Weighted Average Units Outstanding	48,625	46,229

Diluted Earnings Per Unit:
Income from Continuing Operations	$0.15	$0.03

Income From Discontinued Operations	$0.18	$0.55

Net Income Available to Unitholders	$0.33	$0.58

Weighted Average Units Outstanding	48,934	46,694

Net Income	$18,675	$31,972
Other Comprehensive Income (Loss):
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	—	381
Amortization of Interest Rate Protection Agreements	(274)	54

Comprehensive Income	$18,401	$32,407

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,675	$31,972
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	19,525	16,901
Amortization of Deferred Financing Costs	508	445
Other Amortization	6,367	3,940
Provision for Bad Debt	197	927
Equity in Loss (Income) of Joint Ventures	122	(245)
Distributions from Joint Ventures	—	245
Gain on Sale of Real Estate, Net of Income Taxes	(21,645)	(24,876)
Mark to Market of Interest Rate Protection Agreement	(941)	—
Equity in Income of Other Real Estate Partnerships	(6,743)	(7,381)
Distributions from Investment in Other Real Estate Partnerships	6,743	7,381
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(15,977)	(8,034)
Increase in Deferred Rent Receivable	(1,474)	(1,306)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(778)	(2,985)

Net Cash Provided by Operating Activities	4,579	16,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(103,429)	(81,638)
Net Proceeds from Sales of Investments in Real Estate	135,153	91,440
Investments in and Advances to Other Real Estate Partnerships	(14,644)	(15,342)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	19,753	31,137
Contributions to and Investments in Joint Ventures	(7,589)	(2,184)
Distributions from Joint Ventures	125	291
Repayment of Mortgage Loans Receivable	10,607	1,214
Decrease in Restricted Cash	19	6,789

Net Cash Provided by Investing Activities	39,995	31,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	248	31,597
Unit Distributions	(34,255)	(31,889)
Repurchase of Restricted Units	(3,006)	(3,459)
Proceeds on Mortgage Loan Payable	1,167	—
Preferred Unit Distributions	(3,542)	(5,044)
Repayments on Mortgage Loans Payable	(458)	(286)
Proceeds from Unsecured Line of Credit	43,500	45,000
Repayments on Unsecured Line of Credit	(51,500)	(79,000)
Cash Book Overdraft	203	—

Net Cash Used in Financing Activities	(47,643)	(43,081)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,069)	5,610
Cash and Cash Equivalents, Beginning of Period	3,069	—

Cash and Cash Equivalents, End of Period	$—	$5,610

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership
      First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.9% and 86.1% ownership interest at March 31, 2005 and March 31, 2004, respectively. The limited partners of the Operating Partnership own approximately a 13.1% and 13.9% interest in the Operating Partnership at March 31, 2005 and March 31, 2004, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.
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
      The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of March 31, 2005, the Consolidated Operating Partnership owned 783 industrial properties (inclusive of developments in process) containing an aggregate of approximately 60.4 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2005, the Other Real Estate Partnerships owned 101 industrial properties containing an aggregate of approximately 9.5 million square feet of GLA.
      On March 21, 2005, the Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
      The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties.
      The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies
      The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Consolidated Operating Partnership’s 2004 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2004 audited financial statements included in the Consolidated Operating Partnership’s 2004 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2005 and December 31, 2004, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2005 and March 31, 2004. Actual results could differ from those estimates.
      In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2005 and December 31, 2004 and the results of its operations and comprehensive income for each of the three months ended March 31, 2005 and March 31, 2004, and its cash flows for each of the three months ended March 31, 2005 and March 31, 2004, and all adjustments are of a normal recurring nature.

Restatement:
      In the consolidated statement of operations and cash flows for the three months ended March 31, 2004 presented in its Form 10-Q filed May 10, 2004, the Consolidated Operating Partnership allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations and cash flows for the three months ended March 31, 2004 to reflect this new allocation in this Form 10-Q.

Income Taxes:
      In accordance with partnership taxation, each of the partners is responsible for reporting their share of taxable income or loss. Accordingly, a provision has been made for federal income taxes in the accompanying consolidated financial statements only as it relates to the activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. which has been accounted for under FASB (hereinafter defined) Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Additionally, the Operating Partnership and certain of its subsidiaries are subject to certain state and local income taxes; these taxes are included within the provision for income taxes in the accompanying consolidated financial statements. In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

Stock Incentive Plan:
      Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the date of grant. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the three months ended March 31, 2005 and March 31, 2004, and therefore no stock-based employee compensation expense is included in net income available to unitholders related to the fair value recognition provisions of FAS 123.
      The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	For the Three Months
	Ended March 31,

	2005	2004

Net Income Available to Unitholders — as reported	$16,365	$26,928
Less: Total Stock-Based Employee Compensation Expense
Determined Under the Fair Value Method	(46)	(121)

Net Income Available to Unitholders — pro forma	$16,319	$26,807

Net Income Available to Unitholders per Share — as reported — Basic	$0.34	$0.58
Net Income Available to Unitholders per Share — pro forma — Basic	$0.34	$0.58
Net Income Available to Unitholders per Share — as reported — Diluted	$0.33	$0.58
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.33	$0.57

Discontinued Operations:
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

Reclassification:
      Certain 2004 items have been reclassified to conform to 2005 presentation.

Recent Accounting Pronouncements
      In December, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Operating Partnership’s consolidated financial statements.
      In December, 2004, the FASB issued SFAS No. 123: (Revised 2004) — Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Operating Partnership does not believe that the adoption of SFAS No. 123R will have a material effect on the Operating Partnership’s consolidated financial statements.

3.	Investments in and Advances to Other Real Estate Partnerships
      The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.
      Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
      Condensed Combined Balance Sheets:

	March 31,	December 31,
	2005	2004

ASSETS
Assets:
Investment in Real Estate, Net	$314,578	$312,679
Other Assets, Net	35,916	39,640

Total Assets	$350,494	$352,319

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,438	$2,456
Other Liabilities	10,284	6,947

Total Liabilities	12,722	9,403

Partners’ Capital	337,772	342,916

Total Liabilities and Partners’ Capital	$350,494	$352,319

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed Combined Statements of Operations:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Total Revenues, Including Interest Income	$11,871	$10,978
Property Expenses	(4,259)	(3,731)
Interest Expense	(44)	(45)
Amortization of Deferred Financing Costs	(1)	(1)
Depreciation and Other Amortization	(3,534)	(3,039)
Gain on Sale of Real Estate	813	131
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $1,783 and $2,552 for the Three Months Ended March 31, 2005 and March 31, 2004, respectively	1,955	3,158

Net Income	$6,801	$7,451

4.	Investments in Joint Ventures
      As of March 31, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned seven industrial properties comprising approximately 3.8 million square feet of GLA, and the March 2005 Joint Venture owned seven industrial properties comprising approximately 1.4 million square feet of GLA and several land parcels. During the three months ended March 31, 2005, the Operating Partnership sold six industrial properties and several land parcels to the March 2005 Joint Venture at a total sales price of $82,023.
      The Consolidated Operating Partnership deferred 15% of the gain on sale of real estate and acquisition fees and 10% of the gain on sale of real estate, which is equal to the Consolidated Operating Partnership’s economic interests in the May 2003 Joint Venture and the March 2005 Joint Venture, respectively. The deferrals reduce the Consolidated Operating Partnership’s investment in the joint ventures and are amortized into income over the life of the properties, generally 40 to 45 years. If either Joint Venture sells any of these properties to a third party, the Consolidated Operating Partnership will recognize the unamortized portion of the deferred gain and fees as gain on sale of real estate or other income, respectively. If the Consolidated Operating Partnership repurchases any of these properties, the deferrals will be netted against the basis of the property purchased (which reduces the basis of the property).
      At March 31, 2005 and December 31, 2004, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $989 and $1,261, respectively, which mainly relates to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Consolidated Operating Partnership.
      During the three months ended March 31, 2005 and 2004, the Consolidated Operating Partnership invested the following amounts in its joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	For the Three
	Months Ended

	March 31,	March 31,
	2005	2004

Contributions	$7,052	$788
Distributions	$125	$536
Fees	$1,678	$688

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit
      On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Operating Partnership a mortgage loan in the amount of $1,167 (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV is collateralized by a land parcel in Lebanon, TN, does not require principal payments prior to maturity on January 12, 2006 and has a 0% interest rate. Since the Acquisition Mortgage XV is non-interest bearing, a discount should be applied with an offsetting amount allocated to the basis of the land. The Consolidated Operating Partnership has concluded that the discount is not material and has not accounted for the discount or the land basis adjustment.
      On March 31, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $1,977 (the “Acquisition Mortgage Loan XVI”). The Acquisition Mortgage Loan XVI is collateralized by one property in New Hope, MN, bears interest at a fixed rate of 5.50% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVI matures on September 30, 2024. In conjunction with the assumption of the Acquisition Mortgage Loan XVI, the Consolidated Operating Partnership recorded a premium in the amount of $32 which will be amortized as an adjustment to interest expense through March 31, 2009. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVI is 5.30%. The Acquisition Mortgage Loan XVI may be prepaid on April 1, 2009 without incurring a prepayment fee.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

							Interest
	Outstanding Balance at				Accrued Interest Payable at		Rate at

	March 31,		December 31,		March 31,	December 31,	March 31,	Maturity
	2005		2004		2005	2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,751		$2,874		$—	$22	9.250%	09/01/09
Assumed Loan II	1,952		1,995		—	15	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,013		2,037		15	15	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,424		5,461		37	38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,625		5,664		39	39	8.260%	12/01/19
Acquisition Mortgage Loan X	16,119	(1)	16,251	(1)	99	99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,549	(1)	2,565	(1)	15	15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	13,777	(1)	13,862	(1)	41	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,636	(1)	6,740	(1)	—	13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—	—	N/A	01/12/06
Acquisition Mortgage Loan XVI	2,004	(1)	—		—	—	5.500%	09/30/24

Total	$60,017		$57,449		$246	$298

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,245	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,989	(2)	149,988	(2)	4,307	1,456	7.600%	05/15/07
2017 Notes	99,878	(2)	99,876	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,817	(2)	199,815	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,639	(2)	199,624	(2)	656	4,343	7.375%	03/15/11
2012 Notes	199,028	(2)	198,994	(2)	6,341	2,903	6.875%	04/15/12
2032 Notes	49,396	(2)	49,390	(2)	1,787	818	7.750%	04/15/32
2009 Notes	124,817	(2)	124,806	(2)	1,932	292	5.250%	06/15/09
2014 Notes	110,240	(2)	109,978	(2)	2,675	669	6.420%	06/01/14

Total	$1,347,858		$1,347,524		$28,559	$19,511

Unsecured Line of Credit
Unsecured Line of Credit	$159,500		$167,500		$572	$549	3.430%	09/28/07

(1)	At March 31, 2005, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, the Acquisition Mortgage Loan XIV and the Acquisition Mortgage Loan XVI include unamortized premiums of $2,196, $257, $438, $523 and $32, respectively. At December 31, 2004, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII. The Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $2,291, $267, $453 and $553, respectively.

(2)	At March 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, the 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $11, $122, $16, $183, $361, $972, $604, $183 and $14,760, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023, respectively.
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2005	$51,420
2006	154,982
2007	311,535
2008	2,200
2009	131,980
Thereafter	929,024

Total	$1,581,141

Other Comprehensive Income:
      In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,076 into net income by reducing interest expense.

Derivatives:
      On January 13, 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. Accordingly, the Consolidated Operating Partnership recognized $941 in net income from the mark-to-market of the interest rate protection agreement for the three months ended March 31, 2005.

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributions from the Company. The Operating Partnership will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:
      During the three months ended March 31, 2005, certain employees exercised 8,434 non-qualified employee stock options. Net proceeds to the Company were approximately $248. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.
      During the three months ended March 31, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 1,012 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8,014 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.
      During the three months ended March 31, 2005, the Operating Partnership issued 37,587 Units having an aggregate market value of approximately $1,507 in exchange for property.

Distributions:
      On January 24, 2005, the Operating Partnership paid a fourth quarter 2004 distribution of $0.6950 per Unit, totaling approximately $34,255. On April 18, 2005, the Operating Partnership paid a first quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,339.
      On March 31, 2005, the Operating Partnership paid first quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units and a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units. The preferred unit distributions paid on March 31, 2005, totaled approximately $3,542.

7.	Acquisition and Development of Real Estate
      During the three months ended March 31, 2005, the Consolidated Operating Partnership acquired 19 industrial properties comprising approximately 2.7 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $82,942, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      During the three months ended March 31, 2005, the Consolidated Operating Partnership sold 17 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 17 industrial properties and several land parcels were approximately $147,989. The gain on sale of real estate, net of income taxes was approximately $21,645. Ten of the 17 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 10 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the seven industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, the Consolidated Operating Partnership had eight industrial properties comprising approximately 1.1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the eight industrial properties held for sale at March 31, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      Income from discontinued operations for the three months ended March 31, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes of 10 industrial properties that were sold during the three months ended March 31, 2005 as well as the results of operations of eight industrial properties held for sale at March 31, 2005.
      Income from discontinued operations for the three months ended March 31, 2004 reflects the results of operations of 10 industrial properties that were sold during the three months ended March 31, 2005, 86 industrial properties that were sold during the year ended December 31, 2004, eight industrial properties identified as held for sale at March 31, 2005, as well as the gain on sale of real estate from 18 industrial properties which were sold during the three months ended March 31, 2004.
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2005 and March 31, 2004.

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Total Revenues	$1,918	$8,347
Operating Expenses	(704)	(3,019)
Depreciation and Amortization	(378)	(1,794)
Provision for Income Taxes	(337)	(470)
Gain on Sale of Real Estate, Net of Income Taxes	8,511	22,491

Income from Discontinued Operations	$9,010	$25,555

9.	Supplemental Information to Statement of Cash Flows
      Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Interest paid, net of capitalized interest	$16,912	$16,367

Interest capitalized	$539	$391

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$34,339	$32,718

Exchange of limited partnership units for general partnership units:
Limited partnership units	$—	$(1,096)
General partnership units	—	1,096

	$—	$—

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Purchase of real estate	$82,942	$56,975
Accounts payable and accrued expenses	(521)	(38)
Issuance of Limited Partnership Units	(1,507)	—
Mortgage Debt	(1,977)	—

Acquisition of real estate	$78,937	$56,937

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$4,998	$8,573

10.	Earnings Per Unit (“EPU”)
      The computation of basic and diluted EPU is presented below:

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Numerator:
(Loss) Income from Continuing Operations	$(3,469)	$4,032
Gain On Sale of Real Estate, Net of Income Taxes	13,134	2,385
Less: Preferred Distributions	(2,310)	(5,044)

Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	7,355	1,373
Discontinued Operations, Net of Income Taxes	9,010	25,555

Net Income Available to Unitholders	$16,365	$26,928

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Denominator:
Weighted Average Units — Basic	48,625,498	46,228,525
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	188,402	344,116
Employee and Director Shares of Restricted Stock	120,084	121,002

Weighted Average Units Outstanding — Diluted	48,933,984	46,693,643

Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.15	$0.03

Discontinued Operations, Net of Income Taxes	$0.19	$0.55

Net Income Available to Unitholders	$0.34	$0.58

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.15	$0.03

Discontinued Operations, Net of Income Taxes	$0.18	$0.55

Net Income Available to Unitholders	$0.33	$0.58

11.	Commitments and Contingencies
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
      The Consolidated Operating Partnership has committed to the construction of four development projects totaling approximately 1.5 million square feet of GLA. The estimated total construction costs are approximately $98.6 million. Of this amount, approximately $49.0 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.
      At March 31, 2005, the Consolidate Operating Partnership had 18 other letters of credit outstanding in the aggregate amount of $13,192. These letters of credit expire between June 2005 and April 2007.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restatement of Consolidated Statement of Operations
      In the consolidated statement of operations and cash flows for the three months ended March 31, 2004 presented in its Form 10-Q filed May 10, 2004, the Consolidated Operating Partnership allocated its entire tax provision/ benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/ benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations and cash flows for the three months ended March 31, 2004 to reflect this new allocation in this Form 10-Q.

	For the Three Months Ended March 31, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	May 10,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q	Operations	10-Q

Loss from Continuing Operations Before Income Tax Benefit, Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Gain on Sale of Real Estate	$(1,893)	$—	$(1,893)	$(2,589)	(4,482)
Income Tax Benefit	—	542	542	346	888
Equity in Income of Other Real Estate Partnerships	7,381		7,381		7,381
Equity in Income of Joint Ventures	245	—	245	—	245

Income from Continuing Operations	5,733	542	6,275	(2,243)	4,032
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $22,491, Net of Income Taxes), Net of Income Taxes	23,124	188	23,312	2,243	25,555
Income Before Gain on Sale of Real Estate	28,857	730	29,587	—	29,587
Gain on Sale of Real Estate, Net of Income Taxes	3,115	(730)	2,385	—	2,385

Net Income	31,972	—	31,972	—	31,972
Less: Preferred Unit Distributions	(5,044)	—	(5,044)	—	(5,044)

Net Income Available to Unitholders	$26,928	$—	$26,928	$—	$26,928

Basic Earnings Per Unit:
Income (Loss) from Continuing Operations	$0.08	$—	$0.08	$(0.05)	$0.03

Income from Discontinued Operations	$0.50	$—	$0.50	$0.05	$0.55

Net Income Available to Unitholders	$0.58	$—	$0.58	$—	$0.58

Diluted Earnings Per Unit:
Income (Loss) from Continuing Operations	$0.08	$—	$0.08	$(0.05)	$0.03

Income from Discontinued Operations	$0.50	$—	$0.50	$0.05	$0.55

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended March 31, 2004

As Previously
Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	May 10,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q	Operations	10-Q

Net Income Available to Unitholders	$0.58	$—	$0.58	$—	$0.58

13.	Related Party Transactions
      At March 31, 2005 and December 31, 2004, the Consolidated Operating Partnership has a receivable balance of $10,677 and $9,650, respectively from a wholly-owned entity of the Company.

14.	Subsequent Events
      From April 1, 2005 to April 29, 2005, the Consolidated Operating Partnership sold four industrial properties and several land parcels for approximately $34,209 of gross proceeds.
      On April 18, 2005, the Operating Partnership paid a first quarter 2005 distribution of $.6950 per Unit, totaling approximately $34,339.

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
GENERAL
      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.9% ownership interest at March 31, 2005. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.1% interest in the Operating Partnership at March 31, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.
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
      As of March 31, 2005, the Consolidated Operating Partnership owned 783 industrial properties (inclusive of developments in process) containing an aggregate of approximately 60.4 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2005, the Other Real Estate Partnerships owned 101 industrial properties containing an aggregate of approximately 9.5 million square feet of GLA.

      On March 21, 2005, the Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
      The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties.
      The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.
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
      The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Consolidated Operating Partnership’s properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership’s properties (as discussed below), for the Consolidated Operating Partnership’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership’s properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Consolidated Operating Partnership’s revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership’s tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership were unable to rent its properties on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s common stock would be adversely affected.
      The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The

Consolidated Operating Partnership continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income and tenant recoveries, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership’s investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership may not be able to finance the acquisition and development opportunities it identifies. If the Consolidated Operating Partnership were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s common stock would be adversely affected.
      The Consolidated Operating Partnership also generates income from the sale of properties (including existing buildings, buildings which the Consolidated Operating Partnership has developed or re-developed on a merchant basis, and land). The Consolidated Operating Partnership is continually engaged in, and its income growth is dependent in part on, systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Consolidated Operating Partnership’s income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership were unable to sell properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s common stock would be adversely affected.
      Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its $300 million unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional equity securities to finance acquisitions and developments. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments through the issuance, when and as warranted, of additional equity securities. The Consolidated Operating Partnership’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Consolidated Operating Partnership’s capital stock and debt, the market’s perception of the Consolidated Operating Partnership’s growth potential, the Consolidated Operating Partnership’s current and potential future earnings and cash distributions and the market price of the Consolidated Operating Partnership’s capital stock. If the Consolidated Operating Partnership were unable to access external capital on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s common stock would be adversely affected.
RESTATEMENT
      In the consolidated statement of operations and cash flows for the three months ended March 31, 2004 presented in its Form 10-Q filed May 10, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations and cash flows for the three months ended March 31, 2004 to reflect this new allocation in this Form 10-Q.
RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004
      The Consolidated Operating Partnership’s net income available to unitholders was $16.4 million and $26.9 million for the three months ended March 31, 2005, and March 31, 2004, respectively. Basic and diluted net income available to unitholders was $.34 and $.33 per unit, respectively, for the three months ended March 31, 2005, and $.58 and $.58 per unit, respectively, for the three months ended March 31, 2004.
      The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2005 and March 31, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

      The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$56,901	$56,508	$393	0.7%
Acquired Properties	10,067	824	9,243	1121.7%
Sold Properties	1,491	8,527	(7,036)	-82.5%
Properties Not In Service	5,862	6,341	(479)	-7.6%
Other	3,784	3,116	668	21.4%

	78,105	75,316	2,789	3.7%
Discontinued Operations	(1,918)	(8,347)	6,429	-77.0%

Total Revenues	$76,187	$66,969	$9,218	13.8%

      The occupancy rates of the Consolidated Operating Partnership’s same store properties for the three months ended March 31, 2005 and 2004 were 90.4% and 89.1%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $9.2 million due to the 96 industrial properties acquired subsequent to December 31, 2003 totaling approximately 11.6 million square feet of GLA. Revenues from sold properties decreased $7.0 million, due to the 107 industrial properties sold subsequent to December 31, 2003, totaling approximately 9.7 million square feet of GLA. Revenues from properties not in service decreased by $.5 million due to a one time restoration fee earned during the three months ended March 31, 2004 offset by an increase in revenues due to an increase in occupancy of properties placed in service during 2004 and 2005. Other revenues increased by approximately $0.7 million due primarily to an increase in joint venture fees and assignment fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$19,793	$19,500	$293	1.5%
Acquired Properties	2,743	281	2,462	876.2%
Sold Properties	703	2,976	(2,273)	-76.4%
Properties Not In Service	2,519	2,165	354	16.4%
Other	1,754	1,146	608	53.1%

	27,512	26,068	1,444	5.5%
Discontinued Operations	(704)	(3,019)	2,315	-76.7%

Total Property Expenses	$26,808	$23,049	$3,759	16.3%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $2.5 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $2.3 million or 76.4%, due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service increased by $0.4 million due primarily to an increase in occupancy of properties placed in service during 2004 and 2005. Other expenses increased $0.6 million due primarily to increases in employee compensation.

      General and administrative expense increased by approximately $4.6 million, or 64.5%, due primarily to increases in employee compensation and an increase in outside professional fees.
      Amortization of deferred financing costs remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$17,116	$14,840	$2,276	15.3%
Acquired Properties	4,122	1,298	2,824	217.6%
Sold Properties	330	1,793	(1,463)	-81.6%
Properties Not In Service and Other	2,792	1,315	1,477	112.3%
Corporate Furniture, Fixtures and Equipment	320	319	1	0.3%

	$24,680	$19,565	$5,115	26.1%
Discontinued Operations	(378)	(1,794)	1,416	-78.9%

Total Depreciation and Other Amortization	$24,302	$17,771	$6,531	36.8%

      The increase in depreciation and other amortization for same store properties is primarily due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early as well as a net increase in leasing commissions and tenant improvements paid in 2005. Depreciation and other amortization from acquired properties increased by $2.8 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $1.5 million or 81.6%, due to properties sold subsequent to December 31, 2003. Depreciation and other amortization for properties not in service and other increased by $1.5 million due primarily to the commencement of depreciation and amortization for properties that were placed in service during 2004 and 2005.
      Interest income decreased by approximately $.2 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.
      Interest expense increased by approximately $2.3 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2005 ($1,590.9 million), as compared to the three months ended March 31, 2004 ($1,476.0 million), as well as an increase in the weighted average interest rate for the three months ended March 31, 2005 (6.75%), as compared to the three months ended March 31, 2004 (6.55%).
      Income tax benefit increased by $.8 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs, which increases operating losses, incurred in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 associated with additional investment activity in the Consolidated Operating Partnership’s taxable REIT subsidiary. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      Equity in income of Other Real Estate Partnerships remained relatively unchanged.
      Equity in income of joint ventures decreased by approximately $.4 million due primarily to the sale of sale of all of the properties in the December 2001 Joint Venture in August of 2004.
      The $13.1 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2005 resulted from the sale of seven industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.4 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2004 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2005 and March 31, 2004.

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	($ in 000’s)
Total Revenues	$1,918	$8,347
Operating Expenses	(704)	(3,019)
Depreciation and Amortization	(378)	(1,794)
Provision for Income Taxes	(337)	(470)
Gain on Sale of Real Estate, Net of Income Taxes	8,511	22,491

Income from Discontinued Operations	$9,010	$25,555

      Income from discontinued operations (net of income taxes) for the three months ended March 31, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 10 industrial properties that were sold during the three months ended March 31, 2005 and the results of operations from eight properties identified as held for sale at March 31, 2005.
      Income from discontinued operations (net of income taxes) for the three months ended March 31, 2004 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 10 industrial properties that were sold during the three months ended March 31, 2005, 86 industrial properties that were sold during the year ended December 31, 2004 and eight industrial properties identified as held for sale at March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
      At March 31, 2005, the Consolidated Operating Partnership’s restricted cash was approximately $0.6 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.
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
      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of March 31, 2005 and April 29, 2005, $500.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At March 31, 2005, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 3.430%. As of April 29, 2005 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $85.3 million available for additional borrowings under the Unsecured Line of Credit.

Three Months Ended March 31, 2005
      Net cash provided by operating activities of approximately $4.6 million for the three months ended March 31, 2005 was comprised primarily of net income of approximately $18.7 million and adjustments for non-cash items of $2.7 million, partially offset by the net change in operating assets and liabilities of approximately $16.8 million. The adjustments for the non-cash items of approximately $2.7 million are primarily comprised of depreciation and amortization of approximately $26.4 million, $.2 million of provision for bad debt and equity in net loss of joint ventures of approximately $.1 million, substantially offset by the gain on sale of real estate of approximately $21.6 million, the mark to market of the interest rate protection of $.9 million and the effect of the straight-lining of rental income of approximately $1.5 million.
      Net cash provided by investing activities of approximately $40.0 million for the three months ended March 31, 2005 was comprised primarily by the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from one of the Consolidated Operating Partnership’s industrial real estate joint ventures, the repayment of mortgage loans receivable and a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in the Consolidated Operating Partnership’s industrial real estate joint ventures.
      During the three months ended March 31, 2005, the Consolidated Operating Partnership sold 17 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 17 industrial properties and several land parcels were approximately $148.0 million.
      During the three months ended March 31, 2005, the Consolidated Operating Partnership acquired 19 industrial properties comprising approximately 2.7 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $82.9 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
      The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $7.1 million and received distributions of approximately $.1 million from the Operating Partnership’s industrial real estate joint ventures. As of March 31, 2005, the Operating Partnership’s industrial real estate joint ventures owned 55 industrial properties comprising approximately 6.5 million square feet of GLA.
      Net cash used in financing activities of approximately $47.6 million for the three months ended March 31, 2005 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Consolidated Operating Partnership’s Unsecured Line of Credit, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the exercise of stock options and proceeds from a mortgage loan payable.
      During the three months ended March 31, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 1,012 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      During the three months ended March 31, 2005, certain employees exercised 8,434 non-qualified employee stock options. Net proceeds to the Company were approximately $.2 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Market Risk
      The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At March 31, 2005, approximately $1,407.9 million (approximately 89.8% of total debt at March 31, 2005) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $159.5 million (approximately 10.2% of total debt at March 31, 2005) was variable rate debt. During the three months ended March 31, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at March 31, 2005, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.6 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2005 by approximately $50.7 million to $1,494.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2005 by approximately $54.4 million to $1,599.7 million.

Recent Accounting Pronouncements
      In December, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Operating Partnership’s consolidated financial statements.
      In December, 2004, the FASB issued SFAS No. 123: (Revised 2004) — Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Operating Partnership does not believe that the adoption of SFAS No. 123R will have a material effect on the Operating Partnership’s consolidated financial statements.
Subsequent Events
      From April 1, 2005 to April 29, 2005, the Consolidated Operating Partnership sold four industrial properties and several land parcels for approximately $34.2 million of gross proceeds.
      On April 18, 2005, the Operating Partnership paid a first quarter 2005 distribution of $.6950 per Unit, totaling approximately $34.3 million.

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
      In the first quarter of 2005, the Operating Partnership implemented additional monitoring controls to address a material weakness it had identified in connection with its assessment of the effectiveness of its internal controls over financial reporting as of the end of the period ending December 31, 2004. As previously reported, such material weakness related to the Operating Partnership’s internal controls over the allocation of its income tax provision (benefit). The additional monitoring controls implemented by the Operating Partnership in the first quarter of 2005 include the preparation and review of supporting schedules specifically designed to ensure the proper allocation of the Operating Partnership’s income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate. Other than the implementation of such additional monitoring controls, there has been no change in the Operating Partnership’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
Number		Description

31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

      The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/ Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors shall be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.
By: FIRST INDUSTRIAL REALTY TRUST, INC.
Its Sole General Partner

By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: May 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith