Form 10-Q
period 2005-06-30
FIRST INDUSTRIAL LP
filed 2005-08-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in Thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$425,662	$423,836
Buildings and Improvements	2,066,763	2,039,486
Construction in Progress	53,108	23,092
Less: Accumulated Depreciation	(332,544)	(321,003)

Net Investment in Real Estate	2,212,989	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,390 and $2,908 at June 30, 2005 and December 31, 2004, respectively	52,641	50,286
Investments in and Advances to Other Real Estate Partnerships	331,252	339,967
Cash and Cash Equivalents	908	3,069
Restricted Cash	—	25
Tenant Accounts Receivable, Net	6,364	6,509
Investments in Joint Ventures	13,645	5,489
Deferred Rent Receivable	18,158	15,928
Deferred Financing Costs, Net	10,667	11,569
Prepaid Expenses and Other Assets, Net	121,704	119,430

Total Assets	$2,768,328	$2,717,683

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$56,307	$57,449
Senior Unsecured Debt, Net	1,348,197	1,347,524
Unsecured Line of Credit	229,500	167,500
Mortgage Loan Payable and Accrued Interest on Real Estate Held For Sale	13,732	—
Accounts Payable, Accrued Expenses and Other Liabilities, Net	70,097	73,560
Rents Received in Advance and Security Deposits	26,025	26,441
Distributions Payable	35,717	35,487

Total Liabilities	1,779,575	1,707,961

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	240,697	240,697
General Partner Units (43,171,212 and 42,834,091 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	623,642	638,727
Unamortized Value of General Partnership Restricted Units	(21,484)	(19,611)
Limited Partners’ Units (6,448,857 and 6,455,914 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	150,145	153,609
Accumulated Other Comprehensive Loss	(4,247)	(3,700)

Total Partners’ Capital	988,753	1,009,722

Total Liabilities and Partners’ Capital	$2,768,328	$2,717,683

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

				Restated
		Restated
			Six Months	Six Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	June 30,	June 30,
	June 30, 2005	June 30, 2004	2005	2004

	(Dollars in Thousands, except per Unit data)
	(Unaudited)
Revenues:
Rental Income	$55,501	$48,065	$108,906	$95,942
Tenant Recoveries and Other Income	19,331	16,013	40,136	34,089

Total Revenues	74,832	64,078	149,042	130,031

Expenses:
Real Estate Taxes	11,790	9,985	23,313	20,193
Repairs and Maintenance	5,391	4,975	12,066	10,659
Property Management	4,153	3,249	7,765	5,457
Utilities	2,433	1,943	5,124	4,403
Insurance	528	691	989	1,339
Other	2,007	1,133	3,249	2,701
General and Administrative	11,335	9,631	22,957	16,698
Amortization of Deferred Financing Costs	509	463	1,017	908
Depreciation and Other Amortization	25,099	19,879	48,775	37,385

Total Expenses	63,245	51,949	125,255	99,743

Other Income/ Expense:
Interest Income	420	556	717	1,089
Interest Expense	(25,847)	(23,878)	(51,606)	(47,467)
Mark-to-Market/ Gain on Settlement of Interest Rate Protection Agreement	(1,404)	1,450	(463)	1,450

Total Other Income/ Expense	(26,831)	(21,872)	(51,352)	(44,928)

Loss from Continuing Operations Before Equity in (Loss) Income in Joint Ventures, Equity in Income of Other Real Estate Partnerships and Income Tax Benefit	(15,244)	(9,743)	(27,565)	(14,640)
Equity in (Loss) Income of Joint Ventures	(98)	301	(220)	546
Equity in Income of Other Real Estate Partnerships	9,786	7,191	16,529	14,572
Income Tax Benefit	1,871	1,453	3,837	2,262

(Loss) Income from Continuing Operations	(3,685)	(798)	(7,419)	2,740

Income from Discontinued Operations (Including Gain on Sale of Real Estate of $28,426 and $27,089 for the Three Months ended June 30, 2005 and 2004, respectively, $40,139 and $51,748 for the Six Months ended June 30, 2005 and 2004, respectively,)	29,089	30,169	42,213	58,777
Provision for Income Taxes Allocable to Discontinued Operations (Including $2,611 and $1,565 for the Three Months ended June 30, 2005 and 2004, respectively, and $5,782 and $3,675 for the Six Months ended June 30, 2005 and 2004, respectively, allocable to Gain on Sale of Real Estate)	(2,527)	(2,110)	(6,188)	(4,685)

Income Before Gain on Sale of Real Estate	22,877	27,261	28,606	56,832
Gain on Sale of Real Estate	3,180	1,878	23,851	4,993
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,252)	(710)	(8,977)	(1,424)

Net Income	24,805	28,429	43,480	60,401
Less: Preferred Unit Distributions	(2,310)	(4,790)	(4,620)	(9,834)
Less: Redemption of Preferred Units	—	(7,359)	—	(7,359)

Net Income Available to Unitholders	$22,495	$16,280	$38,860	$43,208

Basic Earnings Per Unit:
(Loss) Income from Continuing Operations	$(0.08)	$(0.25)	$0.06	$(0.23)

Net Income Available to Unitholders	$0.46	$0.35	$0.80	$0.93

Diluted Earnings Per Unit:
(Loss) Income from Continuing Operations	$(0.08)	$(0.25)	$0.06	$(0.23)

Net Income Available to Unitholders	$0.46	$0.35	$0.79	$0.93

Distributions declared per Common Unit outstanding	0.695	0.685	1.390	1.370
Net Income	$24,805	$28,429	$43,480	$60,401
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	—	6,657	—	6,657
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	—	(388)	—	(7)
Amortization of Interest Rate Protection Agreements	(273)	(1)	(547)	53

Comprehensive Income	$24,532	$34,697	$42,933	$67,104

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

	(Dollars in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,480	$60,401
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	39,530	33,584
Amortization of Deferred Financing Costs	1,017	908
Other Amortization	14,112	10,571
Provision for Bad Debt	860	1,217
Equity in Loss (Income) of Joint Ventures	220	(546)
Distributions from Joint Ventures	—	546
Gain on Sale of Real Estate	(63,990)	(56,741)
Mark to Market of Interest Rate Protection Agreement	463	—
Equity in Income of Other Real Estate Partnerships	(16,529)	(14,572)
Distributions from Investment in Other Real Estate Partnerships	16,529	14,572
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(8,930)	(15,132)
Increase in Deferred Rent Receivable	(2,857)	(2,120)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(2,877)	(18,158)

Net Cash Provided by Operating Activities	21,028	14,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(275,706)	(183,479)
Net Proceeds from Sales of Investments in Real Estate	236,149	184,726
Investments in and Advances to Other Real Estate Partnerships	(25,504)	(38,857)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	34,219	39,241
Contributions to and Investments in Joint Ventures	(11,191)	(4,020)
Distributions from Joint Ventures	402	620
Repayment of Mortgage Loans Receivable	26,265	13,474
Decrease (Increase) in Restricted Cash	25	(7,993)

Net Cash (Used In) Provided by Investing Activities	(15,341)	3,712

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	6,479	31,967
Unit Distributions	(68,594)	(64,613)
Proceeds from the Sale of Preferred Units	—	200,000
Preferred Unit Offering Costs	—	(5,576)
Redemption of Preferred Units	—	(200,000)
Repurchase of Restricted Units	(3,262)	(3,468)
Proceeds from Mortgage Loan Payable	1,167	—
Preferred Unit Distributions	(4,620)	(9,075)
Proceeds from Senior Unsecured Debt	—	134,496
Other Proceeds from Senior Unsecured Debt	—	6,657
Repayments on Mortgage Loans Payable	(902)	(577)
Proceeds from Unsecured Line of Credit	153,500	312,000
Repayments on Unsecured Line of Credit	(91,500)	(423,900)
Cash Book Overdraft.	—	7,607
Debt Issuance Costs	(116)	(3,760)

Net Cash Used in Financing Activities	(7,848)	(18,242)

Net Decrease in Cash and Cash Equivalents	(2,161)	—
Cash and Cash Equivalents, Beginning of Period	3,069	—

Cash and Cash Equivalents, End of Period	$908	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership
      First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.0% and 86.3% ownership interest at June 30, 2005 and June 30, 2004, respectively. The limited partners of the Operating Partnership own approximately a 13.0% and 13.7% interest in the Operating Partnership at June 30, 2005 and June 30, 2004, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.
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
      The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of June 30, 2005, the Consolidated Operating Partnership owned 796 industrial properties (inclusive of developments in process) containing an aggregate of approximately 63.0 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2005, the Other Real Estate Partnerships owned 100 industrial properties containing an aggregate of approximately 9.5 million square feet of GLA.
      On March 21, 2005, the Operating Partnership, through entities it, directly or indirectly, wholly-owns entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Operating Partnership, through entities it, directly or indirectly, wholly-owns, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
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
      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2005 and December 31, 2004, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2005 and June 30, 2004. Actual results could differ from those estimates.
      In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2005 and December 31, 2004 and the results of its operations and comprehensive income for each of the six and three months ended June 30, 2005 and June 30, 2004, and its cash flows for the six months ended June 30, 2005 and June 30, 2004, and all adjustments are of a normal recurring nature.

Restatement:
      In the consolidated statement of operations for the six and three months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 presented in its Form 10-Q/ A filed November 9, 2004, the Consolidated Operating Partnership allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations for the six and three months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 to reflect this new allocation in this Form 10-Q. See Note 12 for further disclosure about the restatement.

Income Taxes:
      In accordance with partnership taxation, each of the partners is responsible for reporting their share of taxable income or loss. Accordingly, a provision has been made for federal income taxes in the accompanying consolidated financial statements only as it relates to the activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. which has been accounted for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Additionally, the Operating Partnership and certain of its subsidiaries are subject to certain state and local income taxes; these taxes are included within the provision for income taxes in the accompanying consolidated financial statements. In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plan:
      Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the six months ended June 30, 2005 and June 30, 2004, and therefore no stock-based employee compensation expense is included in net income available to unitholders related to the fair value recognition provisions of FAS 123.
      The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net Income Available to Unitholders — as reported	$22,495	$16,280	$38,860	$43,208
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(19)	(120)	(65)	(241)

Net Income Available to Unitholders — pro forma	$22,476	$16,160	$38,795	$42,967

Net Income Available to Unitholders per Share — as reported — Basic	$0.46	$0.35	$0.80	$0.93

Net Income Available to Unitholders per Share — pro forma — Basic	$0.46	$0.34	$0.80	$0.92

Net Income Available to Unitholders per Share — as reported — Diluted	$0.46	$0.35	$0.79	$0.93

Net Income Available to Unitholders per Share — pro forma — Diluted	$0.46	$0.34	$0.79	$0.92

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification:
      Certain 2004 items have been reclassified to conform to 2005 presentation.

Recent Accounting Pronouncements:
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not believe that the adoption of FAS 153 will have a material effect on the Operating Partnership’s consolidated financial statements.
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123: (Revised 2004) — Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, which the Company adopted on January 1, 2003. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. FAS 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Operating Partnership does not believe that the adoption of FAS 123R will have a material effect on the Operating Partnership’s consolidated financial statements.
      In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Consolidated Operating Partnership will adopt EITF 04-05 as of December 31, 2005. The Consolidated Operating Partnership is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in and Advances to Other Real Estate Partnerships
      The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.
      Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
      Condensed Combined Balance Sheets:

	June 30,	December 31,
	2005	2004

ASSETS
Assets:
Investment in Real Estate, Net	$318,326	$312,679
Other Assets, Net	28,255	39,640

Total Assets	$346,581	$352,319

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,419	$2,456
Other Liabilities	9,981	6,947

Total Liabilities	12,400	9,403

Partners’ Capital	334,181	342,916

Total Liabilities and Partners’ Capital	$346,581	$352,319

      Condensed Combined Statements of Operations:

			Six Months	Six Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	June 30,	June 30,
	June 30, 2005	June 30, 2004	2005	2004

Total Revenues, Including Interest Income	$11,608	$10,360	$23,310	$21,158
Property Expenses	(3,674)	(3,265)	(7,890)	(6,953)
Interest Expense	(43)	(44)	(87)	(89)
Amortization of Deferred Financing Costs	(1)	(1)	(2)	(2)
Depreciation and Other Amortization	(3,570)	(3,018)	(7,065)	(6,024)
Gain on Sale of Real Estate	52	1,459	865	1,590
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $5,264 and $1,184 for the Three Months Ended June 30, 2005 and 2004, respectively, and $7,047 and $3,736 for the Six Months Ended June 30, 2005 and 2004, respectively)	5,492	1,755	7,534	5,017

Net Income	$9,864	$7,246	$16,665	$14,697

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in Joint Ventures
      As of June 30, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 10 industrial properties comprising approximately 4.3 million square feet of GLA, and the March 2005 Joint Venture owned 11 industrial properties comprising approximately 2.1 million square feet of GLA and several land parcels. During the six months ended June 30, 2005, the Operating Partnership sold seven industrial properties and several land parcels to the March 2005 Joint Venture at a total sales price of $89,023.
      The Consolidated Operating Partnership deferred 15% of the gain on sale of real estate and acquisition fees and 10% of the gain on sale of real estate, which is equal to the Consolidated Operating Partnership’s economic interests in the May 2003 Joint Venture and the March 2005 Joint Venture, respectively. Total deferrals were $2,410 for the six months ended June 30, 2005. The deferrals reduce the Consolidated Operating Partnership’s investment in the joint ventures and are amortized into income over the life of the properties, generally 40 to 45 years. If either Joint Venture sells any of these properties to a third party, the Consolidated Operating Partnership will recognize the unamortized portion of the deferred gain and fees as equity in income of joint ventures. If the Consolidated Operating Partnership repurchases any of these properties, the deferrals will be netted against the basis of the property purchased (which reduces the basis of the property).
      At June 30, 2005 and December 31, 2004, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $928 and $1,261, respectively, which mainly relates to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Consolidated Operating Partnership. During the six months ended June 30, 2005 and 2004, the Consolidated Operating Partnership invested the following amounts in its joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management, development and asset management services in the following amounts:

	For the Six Months
	Ended

	June 30,	June 30,
	2005	2004

Contributions	$10,385	$2,525
Distributions	$402	$1,166
Fees	$2,661	$1,811

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Partnership recorded a premium in the amount of $32 which will be amortized as an adjustment to interest expense through March 31, 2009. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVI is 5.30%. The Acquisition Mortgage Loan XVI may be prepaid on April 1, 2009 without incurring a prepayment fee.
      On June 27, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $3,056 (the “Acquisition Mortgage Loan XVII”). The Acquisition Mortgage Loan XVII is collateralized by one property in Villa Rica, GA, bears interest at a fixed rate of 7.38% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan XVII matures on May 1, 2016. In conjunction with the assumption of the Acquisition Mortgage Loan XVII, the Consolidated Operating Partnership recorded a premium in the amount of $258 which will be amortized as an adjustment to interest expense through May 1, 2016. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVII is 5.70%.
      On June 30, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $6,513 (the “Acquisition Mortgage Loan XVIII”). The Acquisition Mortgage Loan XVIII is collateralized by one property in Hammonton, NJ, bears interest at a fixed rate of 7.58% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVIII matures on March 1, 2011. In conjunction with the assumption of the Acquisition Mortgage Loan XVIII, the Consolidated Operating Partnership recorded a premium in the amount of $749 which will be amortized as an adjustment to interest expense through November 30, 2010. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVIII is 4.93%. The Acquisition Mortgage Loan XVIII may be prepaid on December 1, 2010 without incurring a prepayment fee.
      The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

					Accrued Interest			Interest
	Outstanding Balance at				Payable at			Rate at

	June 30,		December 31,		June 30,		December 31,	June 30,	Maturity
	2005		2004		2005		2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,624		$2,874		$—		$22	9.250%	09/01/09
Assumed Loan II	1,910		1,995		—		15	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,987		2,037		15		15	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,386		5,461		37		38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,586		5,664		38		39	8.260%	12/01/19
Acquisition Mortgage Loan X	15,992	(1)	16,251	(1)	96		99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,534	(1)	2,565	(1)	14		15	7.540%	01/01/12
Acquisition Mortgage Loan XIII ..	13,691	(1,3)	13,862	(1)	41	(3)	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,568	(1)	6,740	(1)	35		13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—		—	0.000%	01/12/06
Acquisition Mortgage Loan XVI	1,993	(1)	—		9		—	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,314	(1)	—		3		—	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,244	(1)	—		—		—	7.580%	03/01/11

Total	$69,996		$57,449		$288		$298

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Accrued Interest		Interest
	Outstanding Balance at				Payable at		Rate at

	June 30,		December 31,		June 30,	December 31,	June 30,	Maturity
	2005		2004		2005	2004	2005	Date

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,990	(2)	149,988	(2)	1,456	1,456	7.600%	05/15/07
2017 Notes	99,881	(2)	99,876	(2)	625	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	138	138	7.150%	05/15/27
2028 Notes	199,819	(2)	199,815	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,654	(2)	199,624	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	199,063	(2)	198,994	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,402	(2)	49,390	(2)	818	818	7.750%	04/15/32
2009 Notes	124,828	(2)	124,806	(2)	292	292	5.250%	06/15/09
2014 Notes	110,506	(2)	109,978	(2)	669	669	6.420%	06/01/14

Total	$1,348,197		$1,347,524		$19,511	$19,511

Unsecured Line of Credit
Unsecured Line of Credit	$229,500		$167,500		$1,028	$549	3.959%	09/28/07

(1)	At June 30, 2005, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII and the Acquisition Mortgage Loan XVIII includes unamortized premiums of $2,100, $248, $424, $493, $30, $258 and $749, respectively. At December 31, 2004, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $2,291, $267, $453 and $553, respectively.

(2)	At June 30, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $10, $119, $16, $181, $346, $937, $598, $172 and $14,494, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023, respectively.

(3)	At June 30, 2005 the outstanding balance of Acquisition Mortgage Loan XIII and the accrued interest are classified as Mortgage Loan Payable and Accrued Interest on Real Estate Held for Sale.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2005	$51,175
2006	155,406
2007	381,992
2008	2,692
2009	132,510
Thereafter	936,489

Total	$1,660,264

Other Comprehensive Income:
      In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,068 into net income by reducing interest expense.

Derivatives:
      On January 13, 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. Accordingly, the Consolidated Operating Partnership recognized $463 in net loss from the mark-to-market of the interest rate protection agreement for the six months ended June 30, 2005.

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:
      During the six months ended June 30, 2005, certain employees exercised 241,964 non-qualified employee stock options. Net proceeds to the Company were approximately $6,479. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.
      During the six months ended June 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees of the Company and 2,101 shares of restricted common stock to certain Directors of the Company. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8,055 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.
      During the six months ended June 30, 2005, the Operating Partnership issued 37,587 Units having an aggregate market value of approximately $1,507 in exchange for property.

Distributions:
      On January 24, 2005, the Operating Partnership paid a fourth quarter 2004 distribution of $0.6950 per Unit, totaling approximately $34,255. On April 18, 2005, the Operating Partnership paid a first quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,339.
      On March 31, 2005, the Operating Partnership paid first quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units and a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units. The preferred unit distributions paid on March 31, 2005, totaled approximately $3,542. On June 30, 2005, the Operating Partnership paid second quarter 2005 distributions of $53.906 per Unit Series C Preferred Units, totaling approximately $1,078 and accrued dividends of $780 on its Series F Preferred Units and $452 on its Series G Preferred Units.

7.	Acquisition of Real Estate
      During the six months ended June 30, 2005, the Consolidated Operating Partnership acquired 46 industrial properties comprising approximately 6.5 million square feet of GLA and several land parcels. The purchase price for 45 industrial properties totaled approximately $215,282, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      During the six months ended June 30, 2005, the Consolidated Operating Partnership sold 34 industrial properties comprising approximately 4.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 34 industrial properties and several land parcels were approximately $269,032. The gain on sale of real estate, net of income taxes was approximately $49,231. Twenty-six of the 34 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 26 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate,

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net of income taxes for the eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.
      At June 30, 2005, the Consolidated Operating Partnership had 10 industrial properties comprising approximately 1.3 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 10 industrial properties held for sale at June 30, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      Income from discontinued operations for the six months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes of 26 industrial properties that were sold during the six months ended June 30, 2005 as well as the results of operations of 10 industrial properties held for sale at June 30, 2005.
      Income from discontinued operations for the six months ended June 30, 2004 reflects the results of operations of 26 industrial properties that were sold during the six months ended June 30, 2005, 86 industrial properties that were sold during the year ended December 31, 2004, 10 industrial properties identified as held for sale at June 30, 2005, as well as the gain on sale of real estate from 47 industrial properties which were sold during the six months ended June 30, 2004.
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three and six months ended June 30, 2005 and June 30, 2004.

				Restated
		Restated
			Six Months	Six Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended	June 30,	June 30,
	June 30, 2005	June 30, 2004	2005	2004

Total Revenues	$2,470	$7,531	$6,365	$16,894
Operating Expenses	(1,014)	(2,262)	(2,322)	(5,554)
Depreciation and Amortization	(621)	(2,125)	(1,625)	(4,183)
Interest Expense	(172)	(64)	(344)	(128)
Provision for Income Taxes	84	(545)	(406)	(1,010)
Gain on Sale of Real Estate	28,426	27,089	40,139	51,748
Provision for Income Taxes Allocable to Gain on Sale	(2,611)	(1,565)	(5,782)	(3,675)

Income from Discontinued Operations	$26,562	$28,059	$36,025	$54,092

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statement of Cash Flows
      Supplemental disclosure of cash flow information:

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Interest paid, net of capitalized interest	$51,481	$47,419

Interest capitalized	$1,482	$649

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$34,485	$32,737

Distribution payable on preferred units	$1,232	$759

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,085)	$(3,948)
General partnership units	1,085	3,948

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(1,630)	$—

Issuance of Limited Partnership Units	$(1,507)	$(599)

Mortgage Debt	$(11,545)	$—

Foreclosed property acquisition and write-off of defaulted note receivable	$3,870	$—

Write-off of retired assets	$19,318	$—

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$21,443	$8,573

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)
      The computation of basic and diluted EPU is presented below:

		Restated		Restated

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Numerator:
(Loss) Income from Continuing Operations	$(3,685)	$(798)	$(7,419)	$2,740
Gain On Sale of Real Estate, Net of Income Taxes	1,928	1,168	14,874	3,569
Less: Preferred Unit Distributions	(2,310)	(4,790)	(4,620)	(9,834)
Less: Redemption of Preferred Units	—	(7,359)	—	(7,359)

(Loss) Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(4,067)	(11,779)	2,835	(10,884)

Discontinued Operations, Net of Income Taxes	26,562	28,059	36,025	54,092

Net Income Available to Unitholders	$22,495	$16,280	$38,860	$43,208

Denominator:
Weighted Average Units — Basic	48,759,271	46,908,514	48,692,754	46,568,519
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	—	—	167,336	—
Employee and Director Shares of Restricted Stock	—	—	102,232	—

Weighted Average Units Outstanding — Diluted	48,759,271	46,908,514	48,962,322	46,568,519
Basic EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.08)	$(0.25)	$0.06	$(0.23)

Discontinued Operations, Net of Income Taxes	$0.54	$0.60	$0.74	$1.16

Net Income Available to Unitholders	$0.46	$0.35	$0.80	$0.93

Diluted EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.08)	$(0.25)	$0.06	$(0.23)

Discontinued Operations, Net of Income Taxes	$0.54	$0.60	$0.74	$1.16

Net Income Available to Unitholders	$0.46	$0.35	$0.79	$0.93

      Weighted average units – diluted are the same as weighted average units — basic as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. The dilutive stock options excluded from the computation are 147,599 and 150,944, respectively, for the three months ended June 30, 2005 and 2004

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 241,045 for the six months ended June 30, 2005. The dilutive restricted stock excluded from the computation are 97,495 and 96,241, respectively, for the three months ended June 30, 2005 and 2004 and 130,356 for the six months ended June 30, 2005.

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
      The Consolidated Operating Partnership has committed to the construction of certain industrial properties totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $143.3 million. Of this amount, approximately $68.4 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.
      At June 30, 2005, the Consolidated Operating Partnership had 18 letters of credit outstanding in the aggregate amount of $10,115. These letters of credit expire between July 2005 and April 2007.

12.	Restatement of Consolidated Statement of Operations
      In the consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 presented in its Form 10-Q/ A filed November 9, 2004, the Consolidated Operating Partnership allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 to reflect this new allocation in this Form 10-Q.

	For the Three Months Ended June 30, 2004

	As Previously
	Reported on
	Form 10-Q/A	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q/A	Operations	10-Q

(Loss) Income from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures and Equity in Income of Other Real Estate Partnerships	$(7,525)	$—	$(7,525)	$(2,218)	$(9,743)
Income Tax Benefit	—	1,102	1,102	351	1,453
Equity in Income of Joint Ventures	301	—	301	—	301
Equity in Income of Other Real Estate Partnerships	7,191	—	7,191	—	7,191

(Loss) Income from Continuing Operations	(33)	1,102	1,069	(1,867)	(798)
Income from Discontinued Operations	27,951	—	27,951	2,218	30,169
Income Tax Provision Allocable to Discontinued Operations	(1,367)	(392)	(1,759)	(351)	(2,110)

Income Before Gain on Sale of Real Estate	26,551	710	27,261	—	27,261
Gain on Sale of Real Estate	1,878	—	1,878	—	1,878
Income Tax Provision Allocable to Gain on Sale of Real Estate	—	(710)	(710)	—	(710)

Net Income	28,429	—	28,429	—	28,429

Less: Preferred Unit Distributions	(4,790)	—	(4,790)	—	(4,790)
Less: Redemption of Preferred Units	(7,359)	—	(7,359)	—	(7,359)

Net Income Available to Unitholders	$16,280	$—	$16,280	$—	$16,280

Basic Earnings Per Unit:
(Loss) Income from Continuing Operations	$(0.22)	$0.01	$(0.21)	$(0.04)	$(0.25)
Income (Loss) from Discontinued Operations	$0.57	$(0.01)	$0.56	$0.04	$0.60
Net Income Available to Unitholders	$0.35	$—	$0.35	$—	$0.35
Diluted Earnings Per Unit:
(Loss) Income from Continuing Operations	$(0.22)	$0.01	$(0.21)	$(0.04)	$(0.25)
Income (Loss) from Discontinued Operations	$0.56	$(0.01)	$0.56	$0.04	$0.60
Net Income Available to Unitholders	$0.35	$—	$0.35	$—	$0.35

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months Ended June 30, 2004

	As
	Previously
	Reported on
	Form 10-Q/A	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q/A	Operations	10-Q

Income (Loss) from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures and Equity in Income of Other Real Estate Partnerships	$(10,459)	$—	$(10,459)	$(4,181)	$(14,640)
Income Tax Benefit	—	1,630	1,630	632	2,262
Equity in Income of Joint Ventures	546	—	546	—	546
Equity in Income of Other Real Estate Partnerships	14,572	—	14,572	—	14,572

Income (Loss) from Continuing Operations	4,659	1,630	6,289	(3,549)	2,740
Income from Discontinued Operations	54,596	—	54,596	4,181	58,777
Income Tax Provision Allocable to Discontinued Operations	(3,847)	(206)	(4,053)	(632)	(4,685)

Income Before Gain on Sale of Real Estate	55,408	1,424	56,832	—	56,832
Gain on Sale of Real Estate	4,993	—	4,993	—	4,993
Income Tax Provision Allocable to Gain on Sale of Real Estate	—	(1,424)	(1,424)	—	(1,424)

Net Income	60,401	—	60,401	—	60,401

Less: Preferred Unit Distributions	(9,834)	—	(9,834)	—	(9,834)
Less: Redemption of Preferred Units	(7,359)	—	(7,359)	—	(7,359)

Net Income Available to Unitholders	$43,208	$—	$43,208	$—	$43,208

Basic Earnings Per Unit:
Loss from Continuing Operations	$(0.16)	$—	$(0.16)	$(0.08)	$(0.23)
Income from Discontinued Operations	$1.09	$—	$1.09	$0.08	$1.16
Net Income Available to Unitholders	$0.93	$—	$0.93	$—	$0.93
Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.16)	$—	$(0.16)	$(0.08)	$(0.23)
Income from Discontinued Operations	$1.08	$—	$1.09	$0.08	$1.16
Net Income Available to Unitholders	$0.92	$—	$0.93	$—	$0.93

13.	Related Party Transactions
      At June 30, 2005 and December 31, 2004, the Consolidated Operating Partnership has a receivable balance of $6,019 and $9,650, respectively from a wholly-owned entity of the Company.

14.	Subsequent Events
      From July 1, 2005 to August 1, 2005, the Consolidated Operating Partnership acquired three industrial properties and one land parcel for a purchase price of approximately $11,380 (approximately $7,368 of which was made through the issuance of limited partnership interests in the Operating

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold six industrial properties and one land parcel for approximately $46,338 of gross proceeds during this time period. Additionally, in conjunction with the sale of three industrial properties on July 13, 2005, Mortgage Loan XIII, which was classified as mortgage loan payable and accrued interest on real estate held for sale at June 30, 2005, was assumed by a third party purchaser.
      On July 18, 2005, the Operating Partnership paid a second quarter 2005 distribution of $.6950 per Unit, totaling approximately $34,485.
      On August 1, 2005, the Company and the Operating Partnership entered into a $150,000 unsecured line of credit (the “Unsecured Line of Credit II”). Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Operating Partnership’s $300,000 unsecured line of credit (the “Unsecured Line of Credit I”) is amended or replaced. The Unsecured Line of Credit II provides for interest only payments at Prime or at LIBOR plus 70 basis points, at the Operating Partnership’s election. The Company has fully and unconditionally guaranteed payment of borrowings under the Unsecured Line of Credit II. The Operating Partnership intends to use the Unsecured Line of Credit II for general business purposes, including interim financing of property acquisitions and closing costs.

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
GENERAL
      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.0% ownership interest at June 30, 2005. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.0% interest in the Operating Partnership at June 30, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.
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
      As of June 30, 2005, the Consolidated Operating Partnership owned 796 industrial properties (inclusive of developments in process) containing an aggregate of approximately 63.0 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2005, the Other Real Estate Partnerships owned 100 industrial properties containing an aggregate of approximately 9.5 million square feet of GLA.

      On March 21, 2005, the Operating Partnership, through entities it, directly or indirectly wholly-owns, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Operating Partnership, through entities it, directly or indirectly, wholly-owns, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
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
      The Consolidated Operating Partnership also generates income from the sale of properties (including existing buildings, buildings which the Consolidated Operating Partnership has developed or re-developed on a merchant basis, and land). The Consolidated Operating Partnership is continually engaged in, and its income growth is dependent in part on, systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Consolidated Operating Partnership’s income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Internal Revenue Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership were unable to sell properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s common stock would be adversely affected.
      Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional equity securities to finance acquisitions and developments. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments through the issuance, when and as warranted, of additional equity securities. The Consolidated Operating Partnership’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Consolidated Operating Partnership’s capital stock and debt, the market’s perception of the Consolidated Operating Partnership’s growth potential, the Consolidated Operating Partnership’s current and potential future earnings and cash distributions and the market price of the Consolidated Operating Partnership’s capital stock. If the Consolidated Operating Partnership were unable to access external capital on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s common stock would be adversely affected.
RESTATEMENT
      In the consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 presented in its Form 10-QA filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 to reflect this new allocation in this Form 10-Q.
RESULTS OF OPERATIONS
Comparison of Six months ended June 30, 2005 to Six months ended June 30, 2004
      The Consolidated Operating Partnership’s net income available to unitholders was $38.9 million and $43.2 million for the six months ended June 30, 2005, and June 30, 2004, respectively. Basic and diluted net income available to unitholders was $0.80 and $0.79 per unit, respectively, for the six months ended June 30, 2005, and $0.93 per unit for the six months ended June 30, 2004.
      The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2005 and June 30, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.
      The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The

Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$109,542	$109,529	$13	0.01%
Acquired Properties	20,689	2,484	18,205	732.89%
Sold Properties	5,519	17,704	(12,185)	(68.83)%
Properties Not In Service	12,240	12,178	62	0.51%
Other	7,417	5,030	2,387	47.46%

	155,407	146,925	8,482	5.77%
Discontinued Operations	(6,365)	(16,894)	10,529	(62.32)%

Total Revenues	$149,042	$130,031	$19,011	14.62%

      At June 30, 2005 and June 30, 2004 occupancy rates of the Consolidated Operating Partnership’s same store properties were 89.4% and 88.1%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $18.2 million due to the 123 industrial properties acquired subsequent to December 31, 2003 totaling approximately 15.4 million square feet of GLA. Revenues from sold properties decreased $12.2 million, due to the 124 industrial properties sold subsequent to December 31, 2003, totaling approximately 11.6 million square feet of GLA. Revenues from properties not in service remained relatively unchanged. Other revenues increased by approximately $2.4 million due primarily to an increase in joint venture fees and assignment fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$37,255	$35,772	$1,483	4.15%
Acquired Properties	5,534	902	4,632	513.53%
Sold Properties	2,111	5,791	(3,680)	(63.55)%
Properties Not In Service	5,449	5,215	234	4.49%
Other	4,479	2,626	1,853	70.56%

	54,828	50,306	4,522	8.99%
Discontinued Operations	(2,322)	(5,554)	3,232	(58.19)%

Total Property Expenses	$52,506	$44,752	$7,754	17.33%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $4.6 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $3.7 million or 63.55%, due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service remained relatively unchanged. Other expenses increased $1.9 million due primarily to increases in employee compensation.
      General and administrative expense increased by approximately $6.3 million, or 37.5%, due primarily to increases in employee compensation and an increase in outside professional fees.

      Amortization of deferred financing costs remained relatively unchanged.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$33,605	$29,568	$4,037	13.65%
Acquired Properties	9,170	1,235	7,935	642.51%
Sold Properties	1,408	4,561	(3,153)	(69.13)%
Properties Not In Service and Other	5,560	5,564	(4)	(0.07)%
Corporate Furniture, Fixtures and Equipment	657	640	17	2.66%

	$50,400	$41,568	$8,832	21.25%
Discontinued Operations	(1,625)	(4,183)	2,558	(61.15)%

Total Depreciation and Other Amortization	$48,775	$37,385	$11,390	30.47%

      The increase in depreciation and other amortization for same store properties is primarily due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early as well as a net increase in leasing commissions and tenant improvements paid in 2005. Depreciation and other amortization from acquired properties increased by $7.9 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $3.2 million or 69.13%, due to properties sold subsequent to December 31, 2003. Depreciation and other amortization for properties not in service and other and corporate furniture, fixtures and equipment remained relatively unchanged.
      Interest income decreased by approximately $.4 million due primarily to a decrease in the average mortgage loans receivable outstanding during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.
      Interest expense increased by approximately $4.1 million primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2005 ($1,603.6 million), as compared to the six months ended June 30, 2004 ($1,449.3 million), as well as an increase in the weighted average interest rate for the six months ended June 30, 2005 (6.72%), as compared to the six months ended June 30, 2004 (6.69%).
      The Consolidated Operating Partnership recognized $.5 million loss on its mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project.
      Equity in income of Other Real Estate Partnerships increased by approximately $2.0 million due primarily to an increase in gain on sale of real estate for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
      Equity in (loss) income of joint ventures decreased by approximately $.8 million due primarily to the sale of all of the properties in the December 2001 Joint Venture in August of 2004.
      Income tax benefit increased by $1.6 million due primarily to an increase in general and administrative expense (“G&A”) in the Consolidated Operating Partnership’s taxable REIT subsidiary (the “TRS”) due to additional G&A costs, which increases operating losses, incurred in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 associated with additional investment activity in the TRS. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $14.9 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2005 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $3.6 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2004 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the six months ended June 30, 2005 and June 30, 2004.

		Restated

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

	($ in 000’s)
Total Revenues	$6,365	$16,894
Operating Expenses	(2,322)	(5,554)
Depreciation and Amortization	(1,625)	(4,183)
Interest Expense	(344)	(128)
Provision for Income Taxes	(406)	(1,010)
Gain on Sale of Real Estate, Net of Income Taxes	34,357	48,073

Income from Discontinued Operations	$36,025	$54,092

      Income from discontinued operations (net of income taxes) for the six months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 26 industrial properties that were sold during the six months ended June 30, 2005 and the results of operations from 10 properties identified as held for sale at June 30, 2005.
      Income from discontinued operations (net of income taxes) for the six months ended June 30, 2004 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 26 industrial properties that were sold during the six months ended June 30, 2005, 86 industrial properties that were sold during the year ended December 31, 2004 and 10 industrial properties identified as held for sale at June 30, 2005, as well as the gain on sale of real estate from 47 industrial properties which were sold during the six months ended June 30, 2004.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
      The Consolidated Operating Partnership’s net income available to unitholders was $22.5 million and $16.3 million for the three months ended June 30, 2005, and June 30, 2004, respectively. Basic and diluted net income available to unitholders was $0.46 per unit for the three months ended June 30, 2005, and $0.35 per unit for the three months ended June 30, 2004.
      The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2005 and June 30, 2004. Same store properties are in service properties owned prior to April 1, 2004. Acquired properties are properties that were acquired subsequent to March 31, 2004. Sold properties are properties that were sold subsequent to March 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after March 31, 2004 or acquisitions acquired prior to April 1, 2004 that were not placed in service as of March 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

      The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$55,492	$55,978	$(486)	(0.87)%
Acquired Properties	10,458	649	9,809	1511.40%
Sold Properties	1,705	8,011	(6,306)	(78.72)%
Properties Not In Service	5,959	4,991	968	13.39%
Other	3,688	1,980	1,708	86.26%

	$77,302	$71,609	$5,693	7.95%
Discontinued Operations	(2,470)	(7,531)	5,061	(67.20)%

Total Revenues	$74,832	$64,078	$10,754	16.78%

      At June 30, 2005 and June 30, 2004 occupancy rates of the Consolidated Operating Partnership’s same store properties were 89.7% and 88.6%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $9.8 million due to the 114 industrial properties acquired subsequent to March 31, 2004 totaling approximately 13.5 million square feet of GLA. Revenues from sold properties decreased $6.3 million, due to the 104 industrial properties sold subsequent to March 31, 2004, totaling approximately 9.5 million square feet of GLA. Revenues from properties not in service increased by $1.0 million due to an increase in occupancy. Other revenues increased by approximately $1.7 million due primarily to an increase in assignment fees.

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$18,338	$17,079	$1,259	7.37%
Acquired Properties	2,654	125	2,529	2023.20%
Sold Properties	872	2,356	(1,484)	(62.99)%
Properties Not In Service	2,756	3,125	(369)	(11.81)%
Other	2,696	1,553	1,143	73.60%

	$27,316	$24,238	$3,078	12.70%
Discontinued Operations	(1,014)	(2,262)	1,248	(55.17)%

Total Property Expenses	$26,302	$21,976	$4,326	19.69%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $2.5 million due to properties acquired subsequent to March 31, 2004. Property expenses from sold properties decreased by $1.5 million or 62.99%, due to properties sold subsequent to March 31, 2004. Property expenses from properties not in service decreased by $0.4 million due primarily to a decrease in bad debt expense. Other expenses increased $1.1 million due primarily to increases in employee compensation.
      General and administrative expense increased by approximately $1.7 million, or 17.7%, due primarily to increases in employee compensation.

      Amortization of deferred financing costs remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$17,455	$16,067	$1,388	8.64%
Acquired Properties	4,810	416	4,394	1056.25%
Sold Properties	405	2,438	(2,033)	(83.39)%
Properties Not In Service and Other	2,713	2,762	(49)	(1.77)%
Corporate Furniture, Fixtures and Equipment	337	321	16	4.98%

	$25,720	$22,004	$3,716	16.89%
Discontinued Operations	(621)	(2,125)	1,504	(70.78)%

Total Depreciation and Other Amortization	$25,099	$19,879	$5,220	26.26%

      The increase in depreciation and other amortization for same store properties is primarily due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early as well as a net increase in leasing commissions and tenant improvements paid in 2005. Depreciation and other amortization from acquired properties increased by $4.4 million due to properties acquired subsequent to March 31, 2004. Depreciation and other amortization from sold properties decreased by $2.0 million or 83.39%, due to properties sold subsequent to March 31, 2004. Depreciation and other amortization for properties not in service and other and corporate furniture, fixtures and equipment remained relatively unchanged.
      Interest income decreased by approximately $.1 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.
      Interest expense increased by approximately $2.0 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended June 30, 2005 ($1,616.2 million), as compared to the three months ended June 30, 2004 ($1,422.6 million), partially offset by a decrease in the weighted average interest rate for the three months ended June 30, 2005 (6.69%), as compared to the three months ended June 30, 2004 (6.84%).
      The Consolidated Operating Partnership recognized $1.4 million loss on its mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project.
      Equity in income of Other Real Estate Partnerships increased by approximately $2.6 million due primarily to an increase in gain on sale of real estate for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
      Equity in income of joint ventures decreased by approximately $.4 million due primarily to the sale of all of the properties in the December 2001 Joint Venture in August of 2004.
      Income tax benefit increased by $.4 million due primarily to an increase in general and administrative expense (“G&A”) in the TRS due to additional G&A costs, which increases operating losses, incurred in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 associated with additional investment activity in the TRS. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $1.9 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2005 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.2 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2004 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended June 30, 2005 and June 30, 2004.

		Restated

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	($ in 000’s)
Total Revenues	$2,470	$7,531
Operating Expenses	(1,014)	(2,262)
Depreciation and Amortization	(621)	(2,125)
Interest Expense	(172)	(64)
Provision for Income Taxes	84	(545)
Gain on Sale of Real Estate, Net of Income Taxes	25,815	25,524

Income from Discontinued Operations	$26,562	$28,059

      Income from discontinued operations (net of income taxes) for the three months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 16 industrial properties that were sold during the three months ended June 30, 2005 and the results of operations from 10 properties identified as held for sale at June 30, 2005.
      Income from discontinued operations (net of income taxes) for the three months ended June 30, 2004 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 16 industrial properties that were sold during the three months ended June 30, 2005, 86 industrial properties that were sold during the year ended December 31, 2004 and 10 industrial properties identified as held for sale at June 30, 2005, as well as the gain on sale of real estate from 29 industrial properties which were sold during the three months ended June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
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
      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements principally through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of June 30, 2005 and August 1, 2005, $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under unsecured lines of credit. At June 30, 2005, borrowings under the Operating Partnership’s $300 million unsecured line of credit (the “Unsecured Line of Credit I”) bore interest at a weighted average interest rate of 3.959%. The Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Operating Partnership’s election. As of August 1, 2005, approximately $ 39.4 million was available for additional borrowings under the Unsecured Line of Credit I. On August 1, 2005, the Company and the Operating

Partnership entered into a $150 million unsecured line of credit (the “Unsecured Line of Credit II”). Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Unsecured Line of Credit I is amended or replaced. The Unsecured Line of Credit II bears interest at a floating rate of LIBOR plus .70% or the Prime Rate, at the Operating Partnership’s election. As of August 1, 2005, approximately $150 million was available for borrowing under the Unsecured Line of Credit II.
Six months ended June 30, 2005
      Net cash provided by operating activities of approximately $21.0 million for the six months ended June 30, 2005 was comprised primarily of net income of approximately $43.5 million offset by adjustments for non-cash items of approximately $10.7 million and by the net change in operating assets and liabilities of approximately $11.8 million. The adjustments for the non-cash items of approximately $10.7 million are primarily comprised of depreciation and amortization of approximately $54.7 million, $.8 million of provision for bad debt, the mark to market of the interest rate protection of $.5 million and equity in net loss of joint ventures of approximately $.2 million, substantially offset by the gain on sale of real estate of approximately $64.0 million and the effect of the straight-lining of rental income of approximately $2.9 million.
      Net cash provided by investing activities of approximately $15.3 million for the six months ended June 30, 2005 was comprised primarily by the net proceeds from sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from two of the Consolidated Operating Partnership’s industrial real estate joint ventures and the repayment of mortgage loans receivable partially offset by the acquisition and development of real estate, leasing costs and capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in the Consolidated Operating Partnership’s industrial real estate joint ventures.
      During the six months ended June 30, 2005, the Consolidated Operating Partnership sold 34 industrial properties comprising approximately 4.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 34 industrial properties and several land parcels were approximately $269.0 million.
      During the six months ended June 30, 2005, the Consolidated Operating Partnership acquired 46 industrial properties comprising approximately 6.5 million square feet of GLA and several land parcels. The purchase price for 45 industrial properties totaled approximately $215.3 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. Additionally, one industrial property was acquired through foreclosure due to defaulted note receivable.
      The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $10.4 million and received distributions of approximately $.4 million from the Operating Partnership’s industrial real estate joint ventures. As of June 30, 2005, the Operating Partnership’s industrial real estate joint ventures owned 62 industrial properties comprising approximately 7.7 million square feet of GLA.
      Net cash used in financing activities of approximately $7.8 million for the six months ended June 30, 2005 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Unsecured Line of Credit I, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the exercise of stock options and proceeds from a mortgage loan payable.
      During the six months ended June 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 2,101 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      During the six months ended June 30, 2005, certain employees exercised 241,964 non-qualified employee stock options. Net proceeds to the Company were approximately $6.5 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.
Market Risk
      The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At June 30, 2005, approximately $1,418.2 million (approximately 86.1% of total debt at June 30, 2005) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $229.5 million (approximately 13.9% of total debt at June 30, 2005) was variable rate debt. During the six months ended June 30, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at June 30, 2005, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2005 by approximately $48.4 million to $1,541.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2005 by approximately $52.2 million to $1,641.8 million.

Recent Accounting Pronouncements
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not believe that the adoption of FAS 153 will have a material effect on the Operating Partnership’s consolidated financial statements.
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123: (Revised 2004) — Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, which the Company adopted on January 1, 2003. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. FAS 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Operating Partnership does not believe that the adoption of FAS 123R will have a material effect on the Operating Partnership’s consolidated financial statements.
      In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, ”Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Consolidated Operating Partnership will adopt EITF 04-05 as a December 31, 2005. The Consolidated Operating Partnership is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.
Subsequent Events
      From July 1, 2005 to August 1, 2005, the Consolidated Operating Partnership acquired three industrial properties and one land parcel for a purchase price of approximately $11.4 million (approximately $7.4 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold six industrial properties and one land parcel for approximately $46.3 million of gross proceeds during this time period. Additionally, in conjunction with the sale of three industrial properties on July 13, 2005, the mortgage loan amount which was classified as mortgage loan payable and accrued interest on real estate held for sale at June 30, 2005 was assumed by a third party purchaser.
      On July 18, 2005, the Operating Partnership paid a second quarter 2005 distribution of $.6950 per Unit, totaling approximately $34.5 million.
      On August 1, 2005, the Company and the Operating Partnership entered into the $150 million Unsecured Line of Credit II. Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Unsecured Line of Credit I is amended or replaced. The Unsecured Line of Credit II provides for interest only payments at Prime or at LIBOR plus 70 basis points, at the Operating Partnership’s election. The Company has fully and unconditionally guaranteed payment of borrowings under the Unsecured Line of Credit II. The Operating Partnership intends to use the Unsecured Line of Credit II for general business purposes, including interim financing of property acquisitions and closing costs.

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
      On July 22, 2005, the Operating Partnership issued 183,158 Units having an aggregate market value of approximately $7.4 million in exchange for property.
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

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
Number		Description

3	.1***	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of the Operating Partnership dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. (the “Company”) dated August 9, 2005, File No. 1-13102)
10	.1***	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company filed August 9, 2005, File No. 1-13102)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed

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

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1***	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of the Operating Partnership dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. (the “Company”) dated August 9, 2005, File No. 1-13102)
10	.1***	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company filed August 9, 2005, File No. 1-13102)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed