Form 10-Q
period 2005-09-30
FIRST INDUSTRIAL LP
filed 2005-11-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in Thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$448,056	$423,836
Buildings and Improvements	2,180,061	2,039,486
Construction in Progress	31,658	23,092
Less: Accumulated Depreciation	(348,530)	(321,003)

Net Investment in Real Estate	2,311,245	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $194 and $2,908 at September 30, 2005 and December 31, 2004, respectively	9,611	50,286
Investments in and Advances to Other Real Estate Partnerships	354,962	339,967
Cash and Cash Equivalents	—	3,069
Restricted Cash	3,286	25
Tenant Accounts Receivable, Net	6,732	6,509
Investments in Joint Ventures	43,410	5,489
Deferred Rent Receivable	19,626	15,928
Deferred Financing Costs, Net	11,465	11,569
Deferred Leasing Intangibles, Net	51,553	38,200
Prepaid Expenses and Other Assets, Net	128,285	84,698

Total Assets	$2,940,175	$2,721,151

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$55,664	$57,449
Senior Unsecured Debt, Net	1,348,543	1,347,524
Unsecured Line of Credit	380,500	167,500
Accounts Payable and Accrued Expenses	96,240	68,577
Deferred Leasing Intangibles, Net	10,952	8,451
Rents Received in Advance and Security Deposits	25,818	26,441
Distributions Payable	34,592	35,487

Total Liabilities	1,952,309	1,711,429

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	240,697	240,697
General Partner Units (43,220,245 and 42,834,091 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	616,138	638,727
Unamortized Value of General Partnership Restricted Units	(19,615)	(19,611)
Limited Partners’ Units (6,595,015 and 6,455,914 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	155,322	153,609
Accumulated Other Comprehensive Loss	(4,676)	(3,700)

Total Partners’ Capital	987,866	1,009,722

Total Liabilities and Partners’ Capital	$2,940,175	$2,721,151

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Dollars in Thousands, except per Unit data)
	(Unaudited)
Revenues:
Rental Income	$57,554	$50,031	$164,577	$145,001
Tenant Recoveries and Other Income	21,866	15,552	61,351	49,342
Revenues from Build to Suit For Sale	10,694	—	10,694	—

Total Revenues	90,114	65,583	236,622	194,343

Expenses:
Real Estate Taxes	12,601	10,675	35,559	30,648
Repairs and Maintenance	5,455	5,134	17,192	15,611
Property Management	4,762	3,348	12,467	8,765
Utilities	2,752	2,070	7,748	6,434
Insurance	612	712	1,574	2,036
Other	1,944	570	5,068	3,168
General and Administrative	15,219	10,883	38,176	27,581
Amortization of Deferred Financing Costs	540	510	1,557	1,419
Depreciation and Other Amortization	29,075	19,774	77,063	56,871
Expenses from Build to Suit for Sale	10,455	—	10,455	—

Total Expenses	83,415	53,676	206,859	152,533

Other Income/ Expense:
Interest Income	188	492	905	1,582
Interest Expense	(27,368)	(25,688)	(78,974)	(73,156)
Mark-to-Market/ Gain on Settlement of Interest Rate Protection Agreement	1,212	—	749	1,450
Gain from Early Retirement of Debt, Net	82	—	82	—

Total Other Income/ Expense	(25,886)	(25,196)	(77,238)	(70,124)

Loss from Continuing Operations Before Equity in Income in Joint Ventures, Equity in Income of Other Real Estate Partnerships and Income Tax Benefit	(19,187)	(13,289)	(47,475)	(28,314)
Equity in Income of Joint Ventures	3,977	35,303	3,757	35,848
Equity in Income of Other Real Estate Partnerships	20,490	6,173	37,019	20,745
Income Tax Benefit	3,108	838	7,222	3,209

Income from Continuing Operations	8,388	29,025	523	31,488

Income from Discontinued Operations (Including Gain on Sale of Real Estate of $22,952 and $10,630 for the Three Months ended September 30, 2005 and 2004, respectively, $63,091 and $62,378 for the Nine Months ended September 30, 2005 and 2004, respectively,)	23,549	13,548	66,485	72,711
Provision for Income Taxes Allocable to Discontinued Operations (Including $6,468 and $1,738 for the Three Months ended September 30, 2005 and 2004, respectively, and $12,210 and $5,464 for the Nine Months ended September 30, 2005 and 2004, respectively, allocable to Gain on Sale of Real Estate)	(6,625)	(2,333)	(13,083)	(7,119)

Income Before Gain on Sale of Real Estate	25,312	40,240	53,925	97,080
Gain on Sale of Real Estate	2,614	2,860	26,465	7,852
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,143)	(964)	(10,128)	(2,395)

Net Income	26,783	42,136	70,262	102,537
Less: Preferred Unit Distributions	(2,310)	(2,344)	(6,930)	(12,178)
Less: Redemption of Preferred Units	—	(600)	—	(7,959)

Net Income Available to Unitholders	$24,473	$39,192	$63,332	$82,400

Basic Earnings Per Unit:
Income from Continuing Operations	$0.15	$0.60	$0.20	$0.36

Net Income Available to Unitholders	$0.50	$0.83	$1.30	$1.76

Diluted Earnings Per Unit:
Income from Continuing Operations	$0.15	$0.59	$0.20	$0.36

Net Income Available to Unitholders	$0.50	$0.83	$1.29	$1.75

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Dollars in Thousands, except per Unit data)
	(Unaudited)
Net Income	$26,783	$42,136	$70,262	$102,537
Other Comprehensive (Loss) Income:
Reclassification of Settlement of Interest Rate Protection Agreements from Other Comprehensive Income	(159)	—	(159)	6,657
Mark-to-Market of Interest Rate Protection Agreements	—	113	—	106
Amortization of Interest Rate Protection Agreements	(270)	(288)	(817)	(235)

Comprehensive Income	$26,354	$41,961	$69,286	$109,065

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	(Dollars in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$70,262	$102,537
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	61,873	51,643
Amortization of Deferred Financing Costs	1,557	1,419
Other Amortization	22,564	14,930
Provision for Bad Debt	1,302	473
Equity in Income of Joint Ventures	(3,757)	(35,848)
Distributions from Joint Ventures	590	36,134
Gain on Sale of Real Estate	(89,556)	(70,230)
Mark to Market of Interest Rate Protection Agreement	(749)	—
Gain on Early Retirement of Debt	(82)	—
Equity in Income of Other Real Estate Partnerships	(37,019)	(20,745)
Distributions from Investment in Other Real Estate Partnerships	37,019	20,745
Increase in Build-to-Suit-for-Sale Costs Receivable	(10,694)	—
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(17,467)	(30,642)
Increase in Deferred Rent Receivable	(4,777)	(3,519)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	23,887	8,602

Net Cash Provided by Operating Activities	54,953	75,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(466,858)	(294,956)
Net Proceeds from Sales of Investments in Real Estate	330,336	238,521
Investments in and Advances to Other Real Estate Partnerships	(81,161)	(62,913)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	66,166	62,396
Contributions to and Investments in Joint Ventures	(41,473)	(4,168)
Distributions from Joint Ventures	597	14,308
Repayment of Mortgage Loans Receivable	32,050	21,204
(Increase) Decrease in Restricted Cash	(3,261)	36,993

Net Cash (Used in) Provided by Investing Activities	(163,604)	11,385

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	6,664	38,786
Unit Distributions	(103,079)	(97,350)
Proceeds from the Sale of Preferred Units	—	200,000
Preferred Unit Offering Costs	—	(5,576)
Redemption of Preferred Units	—	(321,438)
Repurchase of Restricted Common Units	(3,269)	(3,746)
Preferred Unit Distributions	(8,162)	(12,178)
Proceeds from Senior Unsecured Debt	—	134,496
Other Proceeds from Senior Unsecured Debt	—	6,657
Proceeds from Mortgage Loans Payable	1,167	1,400
Repayments on Mortgage Loans Payable	(1,394)	(876)
Proceeds from Unsecured Line of Credit	376,500	484,000
Repayments on Unsecured Line of Credit	(163,500)	(500,900)
Cash Book Overdraft	2,442	—
Debt Issuance Costs	(1,787)	(3,773)

Net Cash Provided By (Used in) Financing Activities	105,582	(80,498)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,069)	6,386
Cash and Cash Equivalents, Beginning of Period	3,069	—

Cash and Cash Equivalents, End of Period	$—	$6,386

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership
      First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.8% and 86.4% ownership interest at September 30, 2005 and September 30, 2004, respectively. The limited partners of the Operating Partnership own approximately a 13.2% and 13.6% interest in the Operating Partnership at September 30, 2005 and September 30, 2004, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.
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
      The OREPS are considered to be a variable interest entity in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” As the Company controls the Operating Partnership, the Operating Partnership acts in the capacity of an agent of the Company (the general partners) with respect to all matters concerning the OREPs; therefore management has determined that the Company, as the principal, is the primary beneficiary. Accordingly, the OREPs, along with the Joint Ventures, are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.
      The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of September 30, 2005, the Consolidated Operating Partnership owned 810 industrial properties (inclusive of developments in process) containing an aggregate of approximately 66.8 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2005, the Other Real Estate Partnerships owned 98 industrial properties containing an aggregate of approximately 9.1 million square feet of GLA.
      On September 14, 2005 and March 21, 2005, the Operating Partnership, through entities it, directly or indirectly, wholly-owns, entered into joint venture arrangements with an institutional investor to invest in industrial properties (the “September 2005 Joint Venture” and the “March 2005 Joint Venture”). The Operating Partnership, through entities it, directly or indirectly, wholly-owns, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the September 2005 Joint Venture and the March 2005 Joint Venture. In addition, the Company has the opportunity to earn performance-based incentives when industrial assets are sold and returns exceed certain thresholds.
      The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Operating Partnership, through separate wholly-owned

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limited liability companies of which it is the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 2005 Joint Venture, the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties.
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
      In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2005 and December 31, 2004, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2005 and September 30, 2004. Actual results could differ from those estimates.
      During 2005 the Consolidated Operating Partnership entered into a contract with a third party to construct an industrial property. This build-to-suit for sale contract required an up front earnest money deposit and requires the remaining purchase price to be paid at closing. The Consolidated Operating Partnership uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets and revenues and expenses are recognized in continuing operations.
      The Consolidated Operating Partnership accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, the Consolidated Operating Partnership allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Consolidated Operating Partnership allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. Above market leases, Net of $5,385 are included in Deferred Leasing Intangibles, Net at September 30, 2005. Deferred Leasing Intangibles, Net, included in liabilities of $10,952 represents Below Market Leases, Net at September 30, 2005. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Consolidated Operating Partnership’s consolidated statements of operations and comprehensive income.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Consolidated Operating Partnership’s overall relationship with the respective tenant. The net value of in-place lease intangibles, of $46,168 at September 30, 2005, which is included as a component of Deferred Leasing Intangibles, Net is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.
      In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2005 and December 31, 2004 and the results of its operations and comprehensive income for each of the nine and three months ended September 30, 2005 and September 30, 2004, and its cash flows for the nine months ended September 30, 2005 and September 30, 2004, and all adjustments are of a normal recurring nature.

Restatement:
      In the consolidated statement of operations for the nine and three months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 presented in its Form 10-Q filed November 9, 2004, the Consolidated Operating Partnership allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations for the nine and three months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 to reflect this new allocation in this Form 10-Q. See Note 12 for further disclosure about the restatement.

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

Stock Incentive Plan:
      Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Consolidated Operating Partnership is applying the fair value recognition provisions of FAS 123

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company subsequent to the adoption of FAS 123, and therefore no stock-based employee compensation expense is included in net income available to unitholders related to the fair value recognition provisions of FAS 123.
      The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net Income Available to Unitholders — as reported	$24,473	$39,192	$63,332	$82,400
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(18)	(92)	(83)	(333)

Net Income Available to Unitholders — pro forma	$24,455	$39,100	$63,249	$82,067

Net Income Available to Unitholders per Share — as reported — Basic	$0.50	$0.83	$1.30	$1.76

Net Income Available to Unitholders per Share — pro forma — Basic	$0.50	$0.83	$1.30	$1.76

Net Income Available to Unitholders per Share — as reported — Diluted	$0.50	$0.83	$1.29	$1.75

Net Income Available to Unitholders per Share — pro forma — Diluted	$0.50	$0.83	$1.29	$1.74

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The adoption of EITF 04-05 did not effect the results of operations, financial position or liquidity of the Operating Partnership.
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Consolidated Operating Partnership’s results of operations, financial position, or liquidity.

3.	Investments in and Advances to Other Real Estate Partnerships
      The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
      Condensed Combined Balance Sheets:

	September 30,	December 31,
	2005	2004

ASSETS
Assets:
Investment in Real Estate, Net	$303,090	$312,679
Other Assets, Net	67,522	39,829

Total Assets	$370,612	$352,508

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,399	$2,456
Other Liabilities	10,217	7,136

Total Liabilities	12,616	9,592

Partners’ Capital	357,996	342,916

Total Liabilities and Partners’ Capital	$370,612	$352,508

      Condensed Combined Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Total Revenues, Including Interest Income	$11,741	$11,376	$32,825	$30,667
Property Expenses	(3,481)	(3,015)	(10,898)	(9,492)
Interest Expense	(43)	(45)	(130)	(134)
Amortization of Deferred Financing Costs	(1)	(1)	(2)	(2)
Depreciation and Other Amortization	(3,719)	(2,995)	(10,138)	(8,484)
Gain on Sale of Real Estate	—	53	864	1,644
Income from Discontinued Operations (Including Gain (Loss) on Sale of Real Estate of $15,600 and $(20) for the Three Months Ended September 30, 2005 and 2004, respectively, and $22,647 and $3,715 for the Nine Months Ended September 30, 2005 and 2004, respectively)	16,085	858	24,726	6,729

Net Income	$20,582	$6,231	$37,247	$20,928

4.	Investments in Joint Ventures
      As of September 30, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 square feet of GLA, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 4.7 million square feet of GLA, the March 2005 Joint Venture owned

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
28 industrial properties comprising approximately 3.4 million square feet of GLA and several land parcels and the September 2005 Joint Venture owned 218 industrial properties comprising approximately 14.1 million square feet of GLA and several land parcels. During the nine months ended September 30, 2005, the Operating Partnership sold seven industrial properties and several land parcels to the March 2005 Joint Venture at a total sales price of $89,023.
      The Consolidated Operating Partnership deferred 15% of the gain on sale of real estate and acquisition fees in the May 2003 Joint Venture, 10% of the gain on sale of real estate in the March 2005 Joint Venture and 10% of the acquisition fee in the September 2005 Joint Venture which is equal to the Company’s respective economic interests. Total deferrals were $2,646 for the nine months ended September 30, 2005. The deferrals reduce the Consolidated Operating Partnership’s investment in the joint ventures and are amortized into income over the life of the properties, generally 30 to 45 years. If the Joint Ventures sell any of these properties to a third party, the Consolidated Operating Partnership will recognize the unamortized portion of the deferred gain and fees as equity in income of joint ventures. If the Consolidated Operating Partnership repurchases any of these properties, the deferrals will be netted against the basis of the property purchased (which reduces the basis of the property).
      At September 30, 2005 and December 31, 2004, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $4,764 and $1,261, respectively, which mainly relates to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Consolidated Operating Partnership and a receivable from the March 2005 Joint Venture relating to proceeds from the sale of a land parcel.
      During the nine months ended September 30, 2005 and 2004, the Consolidated Operating Partnership invested the following amounts in the joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management, development and asset management services in the following amounts:

	For the Nine Months Ended

	September 30,	September 30,
	2005	2004

Contributions	$40,099	$2,525
Distributions	$1,187	$50,442
Fees	$5,054	$2,190

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
      On June 27, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $3,056 (the “Acquisition Mortgage Loan XVII”). The Acquisition Mortgage Loan XVII is collateralized by one property in Villa Rica, GA, bears interest at a fixed rate of 7.38% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan XVII matures on May 1, 2016. In conjunction with the assumption of the Acquisition Mortgage Loan XVII, the Consolidated Operating Partnership recorded a premium in the amount of $258 which will be amortized as an adjustment to interest expense through May 1, 2016. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVII is 5.70%. The Acquisition Mortgage Loan XVII may not be prepaid until maturity without incurring a prepayment fee.
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
      On September 30, 2004, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII was collateralized by three properties in Phoenix, Arizona, bore interest at a fixed rate of 5.60% and provided for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Consolidated Operating Partnership recorded a premium in the amount of $467 which was being amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. On July 13, 2005, the Consolidated Operating Partnership sold the properties that collateralized the Acquisition Mortgage Loan XIII. In conjunction with the sale, the buyer assumed the Acquisition Mortgage Loan XIII and the Consolidated Operating Partnership paid $291 in fees related to the assignment of the Acquisition Mortgage Loan XIII. Consequently, the Consolidated Operating Partnership wrote-off the remaining premium on the note of $424. Both the $291 of financing fees and $424 premium write-off are included in the Gain on Early Retirement of Debt on the Consolidated Operating Partnership’s Statement of Operations.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Line of Credit:
      On August 23, 2005, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the “Unsecured Line of Credit”), which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit”) will mature on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit and any additional deferred financing fees incurred related to the 2005 Unsecured Line of Credit are being amortized over the life of the 2005 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” except for $51, which represents the write off of deferred financing costs and is included in the gain from early retirement of debt.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

							Interest
	Outstanding Balance at				Accrued Interest Payable at		Rate at

	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2005		2004		2005	2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,496		$2,874		$—	$22	9.250%	09/01/09
Assumed Loan II	1,866		1,995		—	15	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,962		2,037		15	15	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,347		5,461		37	38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,546		5,664		38	39	8.260%	12/01/19
Acquisition Mortgage Loan X	15,865	(1)	16,251	(1)	95	99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,519	(1)	2,565	(1)	14	15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	—		13,862	(1)	—	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,480	(1)	6,740	(1)	35	13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—	—	0.000%	01/12/06
Acquisition Mortgage Loan XVI	1,977	(1)	—		9	—	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,262	(1)	—		18	—	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,177	(1)	—		41	—	7.580%	03/01/11

Total	$55,664		$57,449		$302	$298

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,246	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,991	(2)	149,988	(2)	4,307	1,456	7.600%	05/15/07
2017 Notes	99,883	(2)	99,876	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,821	(2)	199,815	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,670	(2)	199,624	(2)	655	4,343	7.375%	03/15/11
2012 Notes	199,097	(2)	198,994	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,407	(2)	49,390	(2)	1,787	818	7.750%	04/15/32
2009 Notes	124,839	(2)	124,806	(2)	1,932	292	5.250%	06/15/09
2014 Notes	110,781	(2)	109,978	(2)	2,675	669	6.420%	06/01/14

Total	$1,348,543		$1,347,524		$28,558	$19,511

Unsecured Line of Credit
2005 Unsecured Line of Credit	$380,500		$167,500		$1,352	$549	4.520%	09/28/08

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	At September 30, 2005, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII and the Acquisition Mortgage Loan XVIII includes unamortized premiums of $2,005, $238, $462, $28, $252, and $715, respectively. At December 31, 2004, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $2,291, $267, $453 and $553, respectively.

(2)	At September 30, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $9, $117, $16, $179, $330, $903, $593, $161 and $14,219, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023, respectively.
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2005	$50,498
2006	155,086
2007	152,153
2008	382,833
2009	132,195
Thereafter	924,769

Total	$1,797,534

Other Comprehensive Income:
      In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,059 into net income by reducing interest expense.

Derivatives:
      On January 13, 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settled on October 4, 2005. Per FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. Included in mark-to-market/gain on settlement of interest rate protection agreement for the three and nine months ended September 30, 2005 is the mark-to-market/gain on

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement of the IRPA as well as a deferred gain of $159 that was reclassed out of OCI relating to a settled interest rate protection agreement that no longer qualifies for hedge accounting under FAS 133. Accordingly, the Company recognized $1,212 and $749 in net gain from the mark-to-market of the interest rate protection agreement for the three and nine months ended September 30, 2005, respectively.

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

Unit Contributions:
      During the nine months ended September 30, 2005, certain employees exercised 247,764 non-qualified employee stock options. Net proceeds to the Company were approximately $6,664. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.
      During the nine months ended September 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees of the Company and 9,135 shares of restricted common stock to certain Directors of the Company. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8,340 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.
      During the nine months ended September 30, 2005, the Operating Partnership issued 220,745 Units having an aggregate market value of approximately $8,875 in exchange for three properties.

Distributions:
      On January 24, 2005, the Operating Partnership paid a fourth quarter 2004 distribution of $0.6950 per Unit, totaling approximately $34,255. On April 18, 2005, the Operating Partnership paid a first quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,339. On July 18, 2005, the Operating Partnership paid a second quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,485.
      On March 31, 2005, the Operating Partnership paid first quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”), a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units and a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units. The preferred unit distributions paid on March 31, 2005, totaled approximately $3,542. On June 30, 2005, the Operating Partnership paid second quarter 2005 distributions of $53.906 per Unit Series C Preferred Units, totaling approximately $1,078 and accrued dividends of $780 on its Series F Preferred Units and $452 on its Series G Preferred Units. On September 30, 2005, the Operating Partnership paid third quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Cumulative preferred Units, a semi-annual distribution of $3,118.00 per Unit on its

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Series F Preferred Units and a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units. The preferred unit distributions paid on September 30, 2005, total approximately $3,542.

7.	Acquisition of Real Estate
      During the nine months ended September 30, 2005, the Consolidated Operating Partnership acquired 79 industrial properties and several land parcels comprising approximately 10.7 million square feet of GLA and several land parcels. The gross purchase price for 78 industrial properties totaled approximately $373,971. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      During the nine months ended September 30, 2005, the Consolidated Operating Partnership sold 55 industrial properties comprising approximately 7.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 55 industrial properties and several land parcels were approximately $397,745. The gain on sale of real estate, net of income taxes was approximately $67,218. Forty-six of the 55 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 46 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.
      At September 30, 2005, the Consolidated Operating Partnership classified four industrial properties comprising approximately .09 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the four industrial properties held for sale at September 30, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      Income from discontinued operations for the nine months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes of 46 industrial properties that were sold during the nine months ended September 30, 2005 as well as the results of operations of four industrial properties held for sale at September 30, 2005.
      Income from discontinued operations for the nine months ended September 30, 2004, reflects the results of operations of 46 industrial properties that were sold during the nine months ended September 30, 2005, 86 industrial properties that were sold during the year ended December 31, 2004, four industrial properties identified as held for sale at September 30, 2005, as well as the gain on sale of real estate from 47 industrial properties which were sold during the nine months ended September 30, 2004.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three and nine months ended September 30, 2005 and September 30, 2004.

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Total Revenues	$1,533	$6,441	$10,432	$24,607
Operating Expenses	(471)	(1,850)	(3,817)	(8,003)
Depreciation and Amortization	(436)	(1,606)	(2,848)	(6,077)
Interest Expense	(29)	(67)	(373)	(194)
Provision for Income Taxes	(157)	(595)	(873)	(1,655)
Gain on Sale of Real Estate	22,952	10,630	63,091	62,378
Provision for Income Taxes Allocable to Gain on Sale	(6,468)	(1,738)	(12,210)	(5,464)

Income from Discontinued Operations	$16,924	$11,215	$53,402	$65,592

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statement of Cash Flows
      Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Interest paid, net of capitalized interest	$69,493	$63,877

Interest capitalized	$2,363	$870

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$34,592	$32,872

Distribution payable on preferred units	$—	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,951)	$(4,114)
General partnership units	1,951	4,114

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(3,848)	$(2,188)

Issuance of Limited Partnership Units	$(8,875)	$—

Mortgage debt	$(11,545)	$(12,057)

Foreclosed property acquisition and write-off of defaulted note receivable	$3,870	$—

Write-off of retired assets	$22,607	$—

In conjunction with certain property sales, the Operating Partnership provided seller financing and assigned a mortgage note payable:
Notes receivable	$39,893	$19,667

Mortgage note payable	$13,242	$—

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)
      The computation of basic and diluted EPU is presented below:

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Numerator:
Income from Continuing Operations	$8,388	$29,025	$523	$31,488
Gain On Sale of Real Estate, Net of Income Taxes	1,471	1,896	16,337	5,457
Less: Preferred Unit Distributions	(2,310)	(2,344)	(6,930)	(12,178)
Less: Redemption of Preferred Units	—	(600)	—	(7,959)

Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	7,549	27,977	9,930	16,808

Discontinued Operations, Net of Income Taxes	16,924	11,215	53,402	65,592

Net Income Available to Unitholders	$24,473	$39,192	$63,332	$82,400

Denominator:
Weighted Average Units — Basic	49,042,416	46,995,781	48,810,589	46,711,977
Effect of Dilutive Securities that Result in the Issuance Of General Partner Units:
Employee and Director Common Stock Options	114,573	193,358	149,311	230,449
Employee and Director Shares of Restricted Stock	90,781	120,807	91,765	107,891

Weighted Average Units Outstanding — Diluted	49,247,770	47,309,946	49,051,665	47,050,317
Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.15	$0.60	$0.20	$0.36

Discontinued Operations, Net of Income Taxes	$0.35	$0.24	$1.09	$1.40

Net Income Available to Unitholders	$0.50	$0.83	$1.30	$1.76

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.15	$0.59	$0.20	$0.36

Discontinued Operations, Net of Income Taxes	$0.34	$0.24	$1.09	$1.39

Net Income Available to Unitholders	$0.50	$0.83	$1.29	$1.75

11.	Commitments and Contingencies
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
      The Consolidated Operating Partnership has committed to the construction of certain industrial properties totaling approximately 4.1 million square feet of GLA. The estimated total construction costs are approximately $206.6 million. Of this amount, approximately $107.1 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.
      At September 30, 2005, the Consolidated Operating Partnership had 16 letters of credit outstanding in the aggregate amount of $7,396. These letters of credit expire between March 2006 and April 2007.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Restatement of Consolidated Statement of Operations
      In the consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 presented in its Form 10-Q filed November 9, 2004, the Consolidated Operating Partnership allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 to reflect this new allocation in this Form 10-Q.

	For the Three Months Ended September 30, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q	Operations	10-Q

Loss from Continuing Operations
Before Income Tax Benefit, Equity in Income of Joint Ventures and Equity in Income of Other Real Estate Partnerships	$(11,256)	$—	$(11,256)	$(2,033)	$(13,289)
Equity in Income of Joint Ventures	34,453	850	35,303	—	35,303
Equity in Income of Other Real Estate Partnerships	6,173	—	6,173	—	6,173
Income Tax Benefit	—	838	838	—	838

Income from Continuing Operations	29,370	1,688	31,058	(2,033)	29,025
Income from Discontinued Operations	11,515	—	11,515	2,033	13,548
Income Tax Provision Allocable to Discontinued Operations	(1,609)	(724)	(2,333)	—	(2,333)

Income Before Gain on Sale of Real Estate	39,276	964	40,240	—	40,240
Gain on Sale of Real Estate	2,860	—	2,860	—	2,860
Income Tax Provision Allocable to Gain on Sale of Real Estate	—	(964)	(964)	—	(964)

Net Income	42,136	—	42,136	—	42,136

Less: Preferred Unit Distributions	(2,344)	—	(2,344)	—	(2,344)
Less: Redemption of Preferred Units	(600)	—	(600)	—	(600)

Net Income Available to Unitholders	$39,192	$—	$39,192	$—	$39,192

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q	Operations	10-Q

Basic Earnings Per Unit:
Income from Continuing Operations	$0.62	$0.02	$0.64	$(0.04)	$0.60

Income from Discontinued Operations	$0.21	$(0.02)	$0.19	$0.04	$0.24

Net Income Available to Unitholders	$0.83	$—	$0.83	$—	$0.83

Diluted Earnings Per Unit:
Income from Continuing Operations	$0.62	$0.02	$0.64	$(0.04)	$0.59

Income from Discontinued Operations	$0.21	$(0.02)	$0.19	$0.04	$0.24

Net Income Available to Unitholders	$0.83	$—	$0.83	$—	$0.83

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q	Operations	10-Q

(Loss) Income from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures and Equity in Other Real Estate Partnerships	$(22,494)	$—	$(22,494)	$(5,820)	$(28,314)
Equity in Income of Joint Ventures	34,998	850	35,848	—	35,848
Equity in Income of Other Real Estate Partnerships	20,745	—	20,745	—	20,745
Income Tax Benefit	—	3,209	3,209	—	3,209

Income from Continuing Operations	33,249	4,059	37,308	(5,820)	31,488
Income from Discontinued Operations	66,891	—	66,891	5,820	72,711
Income Tax Provision Allocable to Discontinued Operations	(5,455)	(1,664)	(7,119)	—	(7,119)

Income Before Gain on Sale of Real Estate	94,685	2,395	97,080	—	97,080
Gain on Sale of Real Estate	7,852	—	7,852	—	7,852
Income Tax Provision Allocable to Gain on Sale of Real Estate	—	(2,395)	(2,395)	—	(2,395)

Net Income	102,537	—	102,537	—	102,537

Less: Preferred Unit Distributions	(12,178)	—	(12,178)	—	(12,178)
Less: Redemption of Preferred Units	(7,959)	—	(7,959)	—	(7,959)

Net Income Available to Unitholders	$82,400	$—	$82,400	$—	$82,400

Basic Earnings Per Unit:
Income from Continuing Operations	$0.45	$0.04	$0.48	$(0.12)	$0.36

Income from Discontinued Operations	$1.32	$(0.04)	$1.28	$0.12	$1.40

Net Income Available to Unitholders	$1.76	$—	$1.76	$—	$1.76

Diluted Earnings Per Unit:
Income from Continuing Operations	$0.45	$0.04	$0.48	$(0.12)	$0.36

Income from Discontinued Operations	$1.31	$(0.04)	$1.27	$0.12	$1.39

Net Income Available to Unitholders	$1.75	$—	$1.75	$—	$1.75

13.	Related Party Transactions
      At September 30, 2005 and December 31, 2004, the Consolidated Operating Partnership has a receivable balance of $10,218 and $9,650, respectively from a wholly-owned entity of the Company.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Events
      From October 1, 2005 to November 2, 2005, the Consolidated Operating Partnership acquired 18 industrial properties and one land parcel for a purchase price of approximately $56,367 (approximately $1,172 of which was funded through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold four industrial properties and one land parcel for approximately $11,937 of gross proceeds during this time period.
      On October 17, 2005, the Operating Partnership paid a third quarter 2005 distribution of $.6950 per Unit, totaling approximately $34,592.
      On October 4, 2005, the Consolidated Operating Partnership settled the interest rate protection agreement which hedged the change in value of a build-to-suit development project the Consolidated Operating Partnership is in the process of constructing for proceeds of $675.
      On October 17, 2005, the Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the 3 Month LIBOR rate, has a strike rate of 4.8675%, and has an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income.
      On November 8, 2005, the Company issued 6,000,000 depositary shares, each representing 1/10,000 of a share of Series I Flexible Cumulative Redeemable Preferred Stock, $.01 par value (the “Series I Depositary Shares”), in a private placement at an initial offering price of $25.00 per depositary share for an aggregate initial offering price of $150,000. The net proceeds received from the Series I Depositary Shares were contributed to the Operating Partnership in exchange for preferred limited partnership units (“Series I Preferred Units”). Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one-year anniversary of the date of issuance. The Operating Partnership will make distributions to the Company on the Series I Preferred Units corresponding to the dividends to be paid by the Company on the Series I Depositary Shares. Pursuant to the purchase agreement with respect to the Series I Depositary Shares, the Company, at its option, may issue, and the initial purchaser of the Series I Depositary Shares shall purchase, on or before November 18, 2005 an additional 4,000,000 shares of the Series I Depositary Shares at an initial offering price of $25.00 per depositary share.

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
GENERAL
      The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.8% ownership interest at September 30, 2005. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.2% interest in the Operating Partnership at September 30, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $125 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.
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
      As of September 30, 2005, the Consolidated Operating Partnership owned 810 industrial properties (inclusive of developments in process) containing an aggregate of approximately 66.8 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2005, the Other Real Estate Partnerships owned 98 industrial properties containing an aggregate of approximately 9.1 million square feet of GLA.

      On September 14, 2005 and March 21, 2005, the Operating Partnership, through entities it, directly or indirectly, wholly-owns, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “September 2005 Joint Venture” and the “March 2005 Joint Venture”). The Operating Partnership, through entities it, directly or indirectly, wholly-owns, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the September 2005 Joint Venture and the March 2005 Joint Venture. In addition, the Company has the opportunity to earn performance-based incentives when industrial assets are sold and returns exceed certain thresholds.
      The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 2005 Joint Venture, the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties.
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
RESTATEMENT
      In the consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 presented in its Form 10-Q filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Consolidated Operating Partnership has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Consolidated Operating Partnership has restated its consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 to reflect this new allocation in this Form 10-Q.
RESULTS OF OPERATIONS
Comparison of Nine months ended September 30, 2005 to Nine months ended September 30, 2004
      The Consolidated Operating Partnership’s net income available to unitholders was $63.3 million and $82.4 million for the nine months ended September 30, 2005, and September 30, 2004, respectively. Basic and diluted net income available to unitholders was $1.30 and $1.29 per unit, respectively, for the nine months ended September 30, 2005, and $1.76 and $1.75 per unit, respectively, for the nine months ended September 30, 2004.
      The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2005 and September 30, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

      The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$161,575	$161,902	$(327)	(.20)%
Acquired Properties	33,187	6,270	26,917	429.30%
Sold Properties	11,365	27,084	(15,719)	(58.04)%
Properties Not In Service	18,483	17,038	1,445	8.48%
Other	22,444	6,656	15,788	237.20%

	$247,054	$218,950	$28,104	12.84%
Discontinued Operations	(10,432)	(24,607)	14,175	(57.61)%

Total Revenues	$236,622	$194,343	$42,279	21.75%

      At September 30, 2005 and September 30, 2004 occupancy rates of the Consolidated Operating Partnership’s same store properties were 89.3% and 89.1%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $26.9 million due to the 156 industrial properties acquired subsequent to December 31, 2003 totaling approximately 19.6 million square feet of GLA. Revenues from sold properties decreased $15.7 million, due to the 145 industrial properties sold subsequent to December 31, 2003, totaling approximately 14.0 million square feet of GLA. Revenues from properties not in service remained relatively unchanged. Other revenues increased by approximately $15.8 million due primarily to build-to-suit-for-sale revenues of $10.6 million and an increase in joint venture fees and assignment fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$54,330	$51,887	$2,443	4.71%
Acquired Properties	9,576	2,320	7,256	312.76%
Sold Properties	4,153	8,680	(4,527)	(52.15)%
Properties Not In Service	7,392	7,241	151	2.09%
Other	18,429	4,537	13,892	306.19%

	$93,880	$74,665	$19,215	25.73%
Discontinued Operations	(3,817)	(8,003)	4,186	(52.31)%

Total Property Expenses	$90,063	$66,662	$23,401	35.10%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $7.3 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $4.5 million or 52.1%, due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service remained relatively unchanged. Other expenses increased $13.9 million due primarily to build-to-suit-for-sale costs of $10.5 million and increases in employee compensation.

      General and administrative expense increased by approximately $10.6 million, or 38.4%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation and an increase in outside professional fees.
      Amortization of deferred financing costs remained relatively unchanged.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$50,393	$46,465	$3,928	8.45%
Acquired Properties	16,834	1,600	15,234	952.13%
Sold Properties	2,964	6,953	(3,989)	(57.37)%
Properties Not In Service and Other	8,720	6,965	1,755	25.20%
Corporate Furniture, Fixtures and Equipment	1,000	965	35	3.63%

	$79,911	$62,948	$16,963	26.95%
Discontinued Operations	(2,848)	(6,077)	3,229	(53.13)%

Total Depreciation and Other Amortization	$77,063	$56,871	$20,192	35.50%

      The increase in depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $15.2 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $4.0 million or 57.4%, due to properties sold subsequent to December 31, 2003. Depreciation and other amortization for properties not in service and other increased $1.8 million due to developments placed in service during 2004 and 2005. Amortization of corporate furniture, fixtures and equipment remained relatively unchanged.
      The Consolidated Operating Partnership recognized $.08 million gain on the early retirement of debt. This includes $.05 million write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes payment of $.29 million of financing fees and write-off of loan premium of $.42 million on the Acquisition Mortgage Loan XIII which was assigned to the buyers of the properties collateralizing the Acquisition Mortgage Loan XIII on July 13, 2005.
      Interest income decreased by approximately $.7 million due primarily to a decrease in the average mortgage loans receivable outstanding during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.
      Interest expense increased by approximately $5.8 million primarily due to an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2005 ($1,639.6 million), as compared to the nine months ended September 30, 2004 ($1,503.4 million), as well as an increase in the weighted average interest rate for the nine months ended September 30, 2005 (6.66%), as compared to the nine months ended September 30, 2004 (6.59%), offset by an increase in capitalized interest.
      The Consolidated Operating Partnership recognized $.7 million relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that no longer qualifies for hedge accounting treatment.
      Equity in income of Other Real Estate Partnerships increased by approximately $16.3 million due primarily to an increase in gain on sale of real estate for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

      Equity in income of joint ventures decreased by approximately $32.1 million due primarily to the gain recognized for the nine months ended September 30, 2004 related to the sale of all of the properties in the December 2001 Joint Venture.
      Income tax benefit increased by $4.0 million due primarily to an increase in general and administrative expense (“G&A”) in the Consolidated Operating Partnership’s taxable REIT subsidiary (the “TRS”) due to additional G&A costs, which increases operating losses incurred in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 associated with additional investment activity in the TRS. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $26.5 million gain on sale of real estate for the nine months ended September 30, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the nine months ended September 30, 2005 and September 30, 2004.

		Restated

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	($ in 000’s)
Total Revenues	$10,432	$24,607
Operating Expenses	(3,817)	(8,003)
Depreciation and Amortization	(2,848)	(6,077)
Interest Expense	(373)	(194)
Provision for Income Taxes	(873)	(1,655)
Gain on Sale of Real Estate, Net of Income Taxes	50,881	56,914

Income from Discontinued Operations	$53,402	$65,592

      Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 46 industrial properties that were sold during the nine months ended September 30, 2005 and the results of operations from four properties identified as held for sale at September 30, 2005.
      Income from discontinued operations for the nine months ended September 30, 2004, reflects the results of operations of 46 industrial properties that were sold during the nine months ended September 30, 2005, 86 industrial properties that were sold during the year ended December 31, 2004, four industrial properties identified as held for sale at September 30, 2005, as well as the gain on sale of real estate from 47 industrial properties which were sold during the nine months ended September 30, 2004.
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
      The Consolidated Operating Partnership’s net income available to unitholders was $24.5 million and $39.2 million for the three months ended September 30, 2005, and September 30, 2004, respectively. Basic and diluted net income available to unitholders was $.50 per unit for the three months ended September 30, 2005, and $0.83 per unit for the three months ended September 30, 2004.
      The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2005 and September 30, 2004. Same store properties are in service properties owned prior to July 1, 2004. Acquired properties are properties that were acquired subsequent to June 30, 2004. Sold properties are properties that were sold subsequent to June 30, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after June 30, 2004 or acquisitions acquired prior to July 1, 2004 that were not placed in service as of June 30, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.
      The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$57,930	$58,376	$(446)	(0.76)%
Acquired Properties	10,660	377	10,283	2727.59%
Sold Properties	1,605	7,264	(5,659)	(77.90)%
Properties Not In Service	6,260	4,330	1,930	44.57%
Other	15,192	1,677	13,515	805.90%

	$91,647	$72,024	$19,623	27.25%
Discontinued Operations	(1,533)	(6,441)	4,908	(76.20)%

Total Revenues	$90,114	$65,583	$24,531	37.40%

      At September 30, 2005 and September 30, 2004 occupancy rates of the Consolidated Operating Partnership’s same store properties were 90.0% and 89.9%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $10.3 million due to the 133 industrial properties acquired subsequent to June 30, 2004 totaling approximately 16.1 million square feet of GLA. Revenues from sold properties decreased $5.7 million, due to the 96 industrial properties sold subsequent to June 30, 2004, totaling approximately 10.1 million square feet of GLA. Revenues from properties not in service increased by $1.9 million due to an increase in occupancy of properties placed in service during 2004 and 2005. Other revenues increased by approximately $13.5 million due primarily to build-to-suit-for-sale revenues of $10.7 million and an increase in joint venture fees and assignment fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$18,928	$18,115	$813	4.49%
Acquired Properties	3,417	86	3,331	3873.26%
Sold Properties	560	1,987	(1,427)	(71.82)%
Properties Not In Service	2,022	2,291	(269)	(11.74)%
Other	14,125	1,880	12,245	651.33%

	$39,052	$24,359	$14,693	60.32%
Discontinued Operations	(471)	(1,850)	1,379	(74.54)%

Total Property Expenses	$38,581	$22,509	$16,072	71.40%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $3.3 million due to properties acquired subsequent to June 30, 2004. Property expenses from sold properties decreased by $1.4 million or 71.8%, due to properties sold subsequent to June 30, 2004. Property expenses from properties not in service remained relatively unchanged. Other expenses increased $12.2 million due primarily to build-to-suit-for-sale costs of $10.5 million and increases in employee compensation.
      General and administrative expense increased by approximately $4.3 million, or 39.8%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.
      Amortization of deferred financing costs remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$19,546	$18,482	$1,064	5.76%
Acquired Properties	6,193	(405)	6,598	(1629.14)%
Sold Properties	256	1,959	(1,703)	(86.93)%
Properties Not In Service and Other	3,173	1,019	2,154	211.38%
Corporate Furniture, Fixtures and Equipment	343	325	18	5.54%

	$29,511	$21,380	$8,131	38.03%
Discontinued Operations	(436)	(1,606)	1,170	(72.85)%

Total Depreciation and Other Amortization	$29,075	$19,774	$9,301	47.04%

      Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $6.6 million due to properties acquired subsequent to June 30, 2004. Depreciation and other amortization from sold properties decreased by $1.7 million or 86.9%, due to properties sold subsequent to June 30, 2004. Depreciation and other amortization for properties not in service and other increased $2.2 million due to developments placed in service during 2004 and 2005. Amortization of corporate furniture, fixtures and equipment remained relatively unchanged.
      The Consolidated Operating Partnership recognized $.08 million gain on the early retirement of debt. This includes $.05 million write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes payment of $.29 million of financing fees and write-off of loan premium of $.42 million on the Acquisition Mortgage Loan XIII which was assigned to the buyers of the properties collateralizing the Acquisition Mortgage Loan XIII on July 13, 2005.
      Interest income decreased by approximately $.3 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.
      Interest expense increased by approximately $1.7 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2005 ($1,710.3 million), as compared to the three months ended September 30, 2004 ($1,609.2 million), as well as an increase in the weighted average interest rate for the three months ended September 30, 2005 (6.56%), as compared to the three months ended September 30, 2004 (6.42%).

      The Consolidated Operating Partnership recognized $1.2 million relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that no longer qualifies for hedge accounting treatment.
      Equity in income of Other Real Estate Partnerships increased by approximately $14.3 million due primarily to an increase in gain on sale of real estate for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
      Equity in income of joint ventures decreased by approximately $31.3 million due primarily to the gain recognized for the three months ended September 30, 2004 related to the sale of all of the properties in the December 2001 Joint Venture.
      Income tax benefit increased by $2.3 million due primarily to an increase in general and administrative expense (“G&A”) in the TRS due to additional G&A costs, which increases operating losses, incurred in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 associated with additional investment activity in the TRS. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $2.6 million gain on sale of real estate for the three months ended September 30, 2005 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended September 30, 2005 and September 30, 2004.

		Restated

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	($ in 000’s)
Total Revenues	$1,533	$6,441
Operating Expenses	(471)	(1,850)
Depreciation and Amortization	(436)	(1,606)
Interest Expense	(29)	(67)
Provision for Income Taxes	(157)	(595)
Gain on Sale of Real Estate, Net of Income Taxes	16,484	8,892

Income from Discontinued Operations	$16,924	$11,215

      Income from discontinued operations (net of income taxes) for the three months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 20 industrial properties that were sold during the three months ended September 30, 2005 and the results of operations from four properties identified as held for sale at September 30, 2005.
      Income from discontinued operations for the three months ended September 30, 2004, reflects the results of operations of 20 industrial properties that were sold during the three months ended September 30, 2005, 86 industrial properties that were sold during the year ended December 31, 2004, four industrial properties identified as held for sale at September 30, 2005, as well as the gain on sale of real estate from 29 industrial properties which were sold during the three months ended September 30, 2004.

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
      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements principally through the disposition of select assets, and the issuance of long-term unsecured indebtedness and Units and preferred Units. As of September 30, 2005 and November 2, 2005, $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under unsecured lines of credit. At September 30, 2005, borrowings under the Operating Partnership’s $500 million unsecured line of credit (the “2005 Unsecured Line of Credit ‘”) bore interest at a weighted average interest rate of 4.52%. The 2005 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Operating Partnership’s election. As of November 2, 2005, approximately $50.1 million was available for additional borrowings under the 2005 Unsecured Line of Credit.
Nine Months Ended September 30, 2005
      Net cash provided by operating activities of approximately $55.0 million for the nine months ended September 30, 2005 was comprised primarily of net income of approximately $70.3 million offset by adjustments for non-cash items of approximately $11.0 million and by the net change in operating assets and liabilities of approximately $4.3 million. The adjustments for the non-cash items consist of gain on sale of real estate of approximately $89.6 million, the mark to market of the interest rate protection of $.7 million, net equity in net income of joint ventures of approximately $3.2 million and the effect of the straight-lining of rental income of approximately $4.8 million substantially offset by $86.0 million of depreciation and amortization and $1.3 million of provision for bad debt.
      Net cash used in investing activities of approximately $163.6 million for the nine months ended September 30, 2005 was comprised primarily by the acquisition and development of real estate, leasing costs and capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in three of the Consolidated Operating Partnership’s industrial real estate joint ventures offset by the net proceeds from the sales of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from two of the Consolidated Operating Partnership’s industrial real estate ventures, and the repayment of mortgage loans receivable.
      During the nine months ended September 30, 2005, the Consolidated Operating Partnership sold 55 industrial properties comprising approximately 7.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 55 industrial properties and several land parcels were approximately $397.7 million.
      During the nine months ended September 30, 2005, the Consolidated Operating Partnership acquired 79 industrial and several land parcels properties comprising approximately 10.7 million square feet of GLA and several land parcels. The gross purchase price for 78 industrial properties totaled approximately $374.0 million. Additionally, one industrial property was acquired through foreclosure due to a defaulted note receivable.
      The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $40.1 million and received distributions of approximately $1.2 million from the Operating Partnership’s industrial real estate joint ventures. As of September 30, 2005, the Operating Partnership’s industrial real estate joint ventures owned 298 industrial properties comprising approximately 23.5 million square feet of GLA.
      Net cash provided by financing activities of approximately $105.6 million for the nine months ended September 30, 2005 was comprised primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the 2005 Unsecured Line of Credit, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the exercise of stock options and proceeds from a mortgage loan payable.
      On August 23, 2005, the Consolidated Operating Partnership, through the Operating Partnership, amended and restated its $300.0 million unsecured line of credit (the “Unsecured Line of Credit”), which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit”) will mature on September 28, 2008, has a borrowing capacity of $500.0 million, with the right, subject to certain conditions, to increase the borrowing capacity up to $600.0 million and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit and any additional deferred financing fees incurred related to the 2005 Unsecured Line of Credit are being amortized over the life of the 2005 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” except for $.1 million, which represents the write off of deferred financing costs and is included in gain from early retirement of debt.
      During the nine months ended September 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 9,135 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      During the nine months ended September 30, 2005, certain employees exercised 247,764 non-qualified employee stock options. Net proceeds to the Company were approximately $6.7 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.
Market Risk
      The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At September 30, 2005, approximately $1,404.2 million (approximately 78.7% of total debt at September 30, 2005) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $380.5 million (approximately 21.3% of total debt at September 30, 2005) was variable rate debt. During the nine months ended September 30, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at September 30, 2005, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2005 by approximately $48.2 million to $1,487.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2005 by approximately $51.7 million to $1,587.2 million.

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
      In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-05 as of December 31, 2005. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Consolidated Operating Partnership’s results of operations, financial position, or liquidity.
Subsequent Events
      From October 1, 2005 to November 2, 2005, the Consolidated Operating Partnership acquired 18 industrial properties and one land parcel for a purchase price of approximately $56.4 million (approximately $1.2 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold four industrial properties and one land parcel for approximately $11.9 million of gross proceeds during this time period.
      On October 17, 2005, the Operating Partnership paid a third quarter 2005 distribution of $.6950 per Unit, totaling approximately $34.6 million.
      On October 4, 2005, the Consolidated Operating Partnership settled the interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing for proceeds of $675.
      On October 17, 2005, the Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50 million, is based on the 3 Month LIBOR rate, has a strike rate of 4.8675%, and has an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income.
      On November 8, 2005, the Company issued 6,000,000 depositary shares, each representing 1/10,000 of a share of Series I Flexible Cumulative Redeemable Preferred Stock, $.01 par value (the “Series I Depositary Shares”), in a private placement at an initial offering price of $25.00 per depositary share for an aggregate initial offering price of $150.0 million. The net proceeds received from the Series I Depositary Shares were contributed to the Operating Partnership in exchange for preferred limited partnership units (“Series I Preferred Units”). Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus

1.25%, subject to reset on the four-month, six-month and one-year anniversary of the date of issuance. The Operating Partnership will make distributions to the Company on the Series I Preferred Units corresponding to the dividends to be paid by the Company on the Series I Depositary Shares. Pursuant to the purchase agreement with respect to the Series I Depositary Shares, the Company, at its option, may issue, and the initial purchaser of the Series I Depositary Shares shall purchase, on or before November 18, 2005 an additional 4,000,000 shares of the Series I Depositary Shares at an initial offering price of $25.00 per depositary share.

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

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
Number		Description

3	.1***	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of the Operating Partnership dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. (the “Company”) dated August 8, 2005, File No. 1-13102)
3	.2***	Amendment No. 3 dated October 31, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. dated June 2, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company dated November 9, 2005, File No. 1-13102)
3	.3***	Ninth Amended and Restated Partnership Agreement of First Industrial, L.P. dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102)
10	.1***	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company dated August 8, 2005, File No. 1-13102)
10	.2***	Purchase Agreement dated November 8, 2005 between First Industrial Realty Trust, Inc., First Industrial, L.P. and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit
Number		Description

31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed

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

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: November 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1***	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of the Operating Partnership dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. (the “Company”) dated August 8, 2005, File No. 1-13102)
3	.2***	Amendment No. 3 dated October 31, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. dated June 2, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company dated November 9, 2005, File No. 1-13102)
3	.3***	Ninth Amended and Restated Partnership Agreement of First Industrial, L.P. dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102)
10	.1***	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company dated August 8, 2005, File No. 1-13102)
10	.2***	Purchase Agreement dated November 8, 2005 between First Industrial Realty Trust, Inc., First Industrial, L.P. and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed