Form 10-K/A
period 2004-12-31
FIRST INDUSTRIAL LP
filed 2005-12-22
CIK 1033128

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

Explanatory Note
This amendment to the annual report on Form 10-K for the year ended December 31, 2004 of First Industrial L.P. includes revisions to historical financial data and related descriptions resulting from errors in the General Partner Preferred Unit and General Partner Unit account dollar balances. This amendment includes changes to Part II, Item 7, Item 8 and Item 9A and Part IV but is not intended to update information presented in other items in this report as originally filed. We are not required to and we have not updated any forward-looking statements previously included in such Form 10-K.

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

     General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at December 31, 2004 and the consolidated statement of changes in partners’ capital for the year then ended have been restated to correct errors. The errors relate to how the Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. In its consolidated statement of changes in partners’ capital for the year ended December 31, 2004, the Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. Additionally, the redemption of its Series D, Series E and Series H General Partner Preferred Units that was reflected in the General Partner Unit account dollar balance was effected at par, which was in excess of the related carrying amounts. Such excess should be treated as a preferred unit distribution. The table below summarizes the financial statement captions impacted on the balance sheet as of December 31, 2004 and the statement of changes in partners’ capital for the year then ended ($ in 000s):

Statement of Changes in Partners’ Capital	Year Ended December 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Total General Partner Preferred Units — End of Year	$240.7	$(119.1)	$121.6
General Partner Preferred Units Activity:
Distributions	$(14.5)	$(8.0)	$(22.5)
Issuance of Preferred Units	$—	$194.4	$194.4
Redemption of Preferred Units	$—	$(313.5)	$(313.5)
Net Income	$14.5	$8.0	$22.5

Total General Partner Units — End of Year	$638.7	$119.1	$757.8
General Partner Units Activity:
Issuance of Preferred Units	$194.4	$(194.4)	$—
Redemption of Preferred Units	$(321.5)	$321.5	$—
Net Income	$96.6	$(8.0)	$88.6

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

General Partner Preferred Units — December 31, 2004	$240.7	$(119.1)	$121.6
General Partner Units — December 31, 2004	$638.7	$119.1	$757.8

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

      On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $120.6 million received from the Series D Preferred Stock were contributed to the Operating Partnership in exchange for the 7.95% Series D Cumulative Preferred Units (the “Series D Preferred Units”). The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1.9 million. The Series D Preferred Units were redeemed on June 7, 2004 as well.

      On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $72.1 million received from the Series E Preferred Stock were contributed to the Operating Partnership in exchange for the 7.90% Series E Cumulative Preferred Units (the “Series E Preferred Units”). The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1.1 million. The Series E Preferred Units were redeemed on June 7, 2004 as well.

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
The Consolidated Operating Partnership carried out an evaluation, under the supervision and with the participation of the Consolidated Operating Partnership’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Consolidated Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Consolidated Operating Partnership’s principal executive officer and principal financial officer concluded that the Consolidated Operating Partnership’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of a material weakness in its internal control over financial reporting designed to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and gain on sale of real estate, as discussed below. To address this material weakness, the Consolidated Operating Partnership performed additional analysis and other procedures after the end of the period covered by this report to ensure the Consolidated Operating Partnership’s consolidated financial statements are prepared in accordance with generally accepted accounting principles.
Subsequently, on December 9, 2005, the Consolidated Operating Partnership’s management discovered errors in the recording of General Partner Unit and General Partner Preferred Unit account dollar balances in the Consolidated Operating Partnership’s financial statements. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. In its consolidated statement of changes in partners’ capital for the year ended December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. Additionally, the redemption of its Series D, Series E and Series H General Partner Preferred Units that was reflected in the General Partner Unit account dollar balance was effected at par, which was in excess of the related carrying amounts. Such excess should have been treated as a preferred unit distribution. As a result, on December 19, 2005, the Consolidated Operating Partnership’s principal executive officer and principal financial officer concluded that a material weakness also existed in the internal control over financial reporting designed to ensure the accuracy and proper presentation of General Partner Unit and General Partner Preferred Unit account dollar balances. To address this recording error the Consolidated Operating Partnership completed a review of the Consolidated Operating Partnership’s partners’ capital accounts and corrected the General Partner Unit and General Partner Preferred Unit account dollar balances to ensure the Consolidated Operating Partnership’s consolidated financial statements contained within this Form 10-K/A are prepared in accordance with generally accepted accounting principles.
Accordingly, management believes that the financial statements included in this Form 10-K/A fairly present in all material respects the Consolidated Operating Partnership’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting (Restated)
Management of the Consolidated Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. The Consolidated Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management of the Consolidated Operating Partnership has concluded that, as of December 31, 2004, the Consolidated Operating Partnership had the following material weaknesses:
A) The Consolidated Operating Partnership had a material weakness in its internal control over financial reporting designed to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and gain on sale of real estate. This control deficiency resulted in the restatement of the Consolidated Operating Partnership’s consolidated financial statements for the years ended 2003 and 2002, the restatement of the quarterly financial information for the four quarters in the year ended 2003, the restatement of the quarterly financial information for the first three quarters in the year ended 2004 and an adjustment to the 2004 annual financial statements. Additionally, management of the Consolidated Operating Partnership concluded that there was more than a remote likelihood that this control deficiency could have resulted in a misstatement of the allocation of income tax provision (benefit) that would result in a material misstatement in the Consolidated Operating Partnership’s annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness in the Consolidated Operating Partnership’s internal control over financial reporting.
B) The Consolidated Operating Partnership had a material weakness in its internal control over financial reporting designed to ensure the accuracy and proper presentation of General Partner Unit and General Partner Preferred Unit account dollar balances. Specifically, the Consolidated Operating Partnership did not maintain effective controls over the accuracy, presentation, monitoring and review of data related to preferred unit issuances and redemptions reflected on a supporting spreadsheet schedule used by management to prepare the Consolidated Operating Partnership’s 2004 annual consolidated financial statements. This control deficiency resulted in the restatement of the 2004 Consolidated Operating Partnership’s consolidated financial statements and the Consolidated Operating Partnerships first, second and third quarter consolidated financial statements in 2005. Additionally, this control deficiency could result in a misstatement to the General Partner Unit and General Partner Preferred Unit account dollar balances that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented, or detected. Accordingly, management determined that this control deficiency constituted a material weakness in the Consolidated Operating Partnership’s internal control over financial reporting.
Management had previously concluded that the Consolidated Operating Partnership did not maintain effective internal control over financial reporting because of the existence of the material weakness described in A) above. In connection with the restatement of the Consolidated Operating Partnership’s consolidated financial statements described in Note 20 to the consolidated financial statements, management has determined that the material weakness described in B) above also existed as of December 31, 2004. Accordingly, management has restated this report.
Management’s assessment of the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. See Report of Independent Registered Public Accounting Firm on page F-2 of this Form 10-K/A.
Remediation of Material Weakness
As discussed in “Management’s Report on Internal Control Over Financial Reporting” above, as of December 31, 2004, there were two material weaknesses in the Consolidated Operating Partnership’s internal control over financial reporting.
In the first quarter of 2005, the Consolidated Operating Partnership implemented improved monitoring controls to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate.
In the fourth quarter of 2005, management implemented an additional monitoring control relating to the recording of General Partner Unit and General Partner Preferred Unit account dollar balances. The new control requires the completion and review of an analysis that reconciles the detailed accounts of the Consolidated Operating Partnership’s consolidated partners’ capital to the related equity accounts of its general partner, First Industrial Realty Trust, Inc.
Changes in Internal Control Over Financial Reporting
There has been no change in the Consolidated Operating Partnership’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Consolidated Operating Partnership’s internal control over financial reporting. As discussed above, in the first quarter of 2005, the Consolidated Operating Partnership implemented improved monitoring controls to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate. As also discussed above, in the fourth quarter of 2005, management implemented an additional monitoring control relating to the recording of General Partner Unit and General Partner Preferred Unit account dollar balances. The new control requires the completion and review of an analysis that reconciles the detailed accounts of the Consolidated Operating Partnership’s consolidated partners’ capital to the related equity accounts of its general partner.
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

FIRST INDUSTRIAL, L.P.

	By:	FIRST INDUSTRIAL REALTY TRUST, INC. as general partner

Date: December 21, 2005	By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President, Controller, Treasurer and Assistant Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”) dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

3.2	Amendment No. 1 dated March 4, 2005 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-13102)

4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.5	6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.6	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.7	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)

4.8	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.9	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

Exhibit No.	Description

4.10	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.11	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.12	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.13	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.14	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.15	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.16	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.17	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.18	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)

4.19	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)

10.1	Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of First Industrial, L.P., dated September 16, 2004, File No. 333-21873).

12.1*	Computation of ratios of earnings to fixed charges of First Industrial, L.P.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13102)

23 *	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith

FIRST INDUSTRIAL, L.P.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of First Industrial, L.P. as of December 31, 2004 (Restated) and 2003	F-3
Consolidated Statements of Operations and Comprehensive Income of First Industrial L. P. for the Years Ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-4
Consolidated Statements of Changes in Partners’ Capital of First Industrial L.P. for the Years Ended December 31, 2004 (Restated), 2003 and 2002	F-5
Consolidated Statements of Cash Flows of First Industrial L.P. for the Years Ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-6
Notes to the Consolidated Financial Statements	F-7
FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm	S-1
Schedule III: Real Estate and Accumulated Depreciation	S-2

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
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (“the Consolidated Operating Partnership”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Consolidated Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 12 and 20 to the consolidated financial statements, the Consolidated Operating Partnership has restated its previously issued consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that First Industrial, L.P. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Consolidated Operating Partnership did not maintain effective controls: (A) to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and gain on sale of real estate, and (B) over the accuracy and proper presentation of its General Partner Unit and General Partner Preferred Unit account dollar balances, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Consolidated Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
(A) As of December 31, 2004, the Consolidated Operating Partnership had a material weakness in its internal control over financial reporting designed to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and gain on sale of real estate. This control deficiency resulted in the restatement of the Consolidated Operating Partnership’s consolidated financial statements for the years ended 2003 and 2002, the restatement of the quarterly financial information for the four quarters in the year ended 2003, the restatement of the quarterly financial information for the first three quarters in 2004, and an adjustment to the 2004 annual financial statements.
(B) As of December 31, 2004, the Consolidated Operating Partnership had a material weakness in its internal control over financial reporting designed to ensure the accuracy and proper presentation of its General Partner Unit and General Partner Preferred Unit account dollar balances. Specifically, the Consolidated Operating Partnership did not maintain effective controls over the accuracy, presentation, monitoring and review of data related to preferred unit issuances and redemptions reflected on a supporting spreadsheet schedule used by management to prepare the Consolidated Operating Partnership’s 2004 annual consolidated financial statements. This control deficiency resulted in the restatement of the 2004 Consolidated Operating Partnership’s consolidated financial statements and the Consolidated Operating Partnership’s first, second and third quarter consolidated financial statements in 2005.
Additionally, management of the Consolidated Operating Partnership concluded these control deficiencies could result in a misstatement of the allocation of income tax provision (benefit) and the misstatement of General Partner Unit and General Partner Preferred Unit account dollar balances that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies individually constitute material weaknesses.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that First Industrial, L.P. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, First Industrial, L.P. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Management and we previously concluded that the Consolidated Operating Partnership did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described in (A) above. In connection with the restatement of the Consolidated Operating Partnership’s consolidated financial statements described in Note 20 to the consolidated financial statements, management determined that the material weakness described in (B) above also existed as of December 31, 2004. Accordingly, management and we have restated our respective reports on the effectiveness of internal control over financial reporting to include this additional material weakness.
PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2005, except for the restatement described in Note 20 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Controls Over Financial Reporting, as to which the date is December 21, 2005.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit and per unit data)

	Restated
	December 31,	December 31,
	2004	2003

ASSETS
Assets:
Investment in Real Estate:
Land	$423,836	$390,257
Buildings and Improvements	2,039,486	1,931,023
Furniture, Fixtures and Equipment	—	801
Construction in Progress	23,092	29,945
Less: Accumulated Depreciation	(321,003)	(295,688)

Net Investment in Real Estate	2,165,411	2,056,338

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $2,908 at December 31, 2004	50,286	—
Investments in and Advances to Other Real Estate Partnerships	339,967	374,906
Cash and Cash Equivalents	3,069	—
Restricted Cash	25	60,875
Tenant Accounts Receivable, Net	6,509	7,769
Investments in Joint Ventures	5,489	14,606
Deferred Rent Receivable	15,928	12,903
Deferred Financing Costs, Net	11,569	9,809
Prepaid Expenses and Other Assets, Net	114,447	96,056

Total Assets	$2,712,700	$2,633,262

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$57,449	$43,217
Senior Unsecured Debt, Net	1,347,524	1,212,152
Unsecured Line of Credit	167,500	195,900
Accounts Payable and Accrued Expenses	68,577	62,382
Rents Received in Advance and Security Deposits	26,441	24,655
Dividends Payable	35,487	31,889

Total Liabilities	1,702,978	1,570,195

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 and 100,000 units issued and outstanding at December 31, 2004 and 2003, respectively	121,584	240,697
General Partner Units (42,834,091 and 39,850,370 units issued and outstanding at December 31, 2004 and 2003, respectively	757,840	687,721
Unamortized Value of General Partnership Restricted Units	(19,611)	(19,035)
Limited Partners’ Units 6,455,914 and 6,704,012 units issued and outstanding at December 31, 2004 and 2003, respectively	153,609	163,794
Accumulated Other Comprehensive Loss	(3,700)	(10,110)

Total Partners’ Capital	1,009,722	1,063,067

Total Liabilities and Partners’ Capital	$2,712,700	$2,633,262

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

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollars in thousands)
General Partner Preferred Units — Beginning of Year	$240,697	$240,697	$336,990
Distributions	(22,447)	(20,176)	(23,432)
Issuance of Preferred Units	194,424	—	—
Redemption of Preferred Units	(313,537)	—	(96,293)
Net Income	22,447	20,176	23,432

General Partner Preferred Units — End of Year	$121,584	$240,697	$240,697

General Partner Units — Beginning of Year	$687,721	$665,647	$686,544
Contributions	99,280	15,117	16,247
Issuance of General Partner Restricted Units	8,379	20,641	3,232
Purchase of General Partnership Units	—	(997)	(29,493)
Repurchase and Retirement of Restricted Units/ Units	(17,846)	(1,865)	(2,037)
Amortization of Stock Based Compensation	—	54	646
Redemption of Series B Preferred Units	—	—	(3,148)
Distributions	(114,569)	(108,171)	(107,020)
Unit Conversions	6,195	2,750	4,616
Net Income	88,680	94,545	96,060

General Partner Units — End of Year	$757,840	$687,721	$665,647

Unamort. Value of Gen. Partner Restricted Units — Beg. Of Year	$(19,035)	$(4,307)	$(6,247)
Issuance of General Partner Restricted Units	(8,379)	(20,641)	(3,232)
Amortization of General Partner Restricted Units	7,803	5,913	5,172

Unamort. Value of Gen. Partner Restricted Units — End Of Year	$(19,611)	$(19,035)	$(4,307)

Limited Partners Units — Beginning of Year	$163,794	$168,740	$175,019
Contributions	—	—	735
Redemption of Series B Preferred Units	—	—	(559)
Distributions	(18,017)	(18,531)	(18,765)
Unit Conversions	(6,195)	(2,750)	(4,616)
Net Income	14,027	16,335	16,926

Limited Partners Units — End of Year	$153,609	$163,794	$168,740

Accum. Other Comprehensive Loss — Beginning of Year	$(10,110)	$(10,559)	$(12,381)
Settlement of Interest Rate Protection Agreements	6,816	—	1,772
Mark to Market of Interest Rate Protection Agreements	106	251	(126)
Amortization of Interest Rate Protection Agreements	(512)	198	176

Accum. Other Comprehensive Income Loss — End of Year	$(3,700)	$(10,110)	$(10,559)

Total Partners’ Capital at End of Year	$1,009,722	$1,063,067	$1,060,218

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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
      The Consolidated Operating Partnership accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, the Consolidated Operating Partnership allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
intangible assets including in-place leases and above market and below market leases. The Consolidated Operating Partnership allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Consolidated Operating Partnership’s overall relationship with the respective tenant’s. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Consolidated Operating Partnership’s consolidated statements of operations and comprehensive income. The value of in-place lease intangibles, which is included as a component of Other Assets, is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases and the in-place lease value is immediately charged to expense.

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

Investment in and Advances to Other Real Estate Partnerships
      Investment in and Advances to Other Real Estate Partnerships represents the Consolidated Operating Partnership’s limited partnership interests in and advances to, through the Operating Partnership, the Other Real Estate Partnerships. The Operating Partnership accounts for its Investment in and Advances to Other Real Estate Partnerships under the equity method of accounting. Under the equity method of accounting, the Operating Partnership’s share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership’s Investment in and Advances to Other Real Estate Partnerships as paid or received, respectively.

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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

20. Restatement - General Partner Unit and General Partner Preferred Unit Account Dollar Balances

     General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at December 31, 2004 and the consolidated statement of changes in partners’ capital for the year then ended have been restated to correct errors. The errors relate to how the Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. In its consolidated statement of changes in partners’ capital for the year ended December 31, 2004, the Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. Additionally, the redemption of its Series D, Series E and Series H General Partner Preferred Units that was reflected in the General Partner Unit account dollar balance was effected at par, which was in excess of the related carrying amounts. Such excess should be treated as a preferred unit distribution in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”). EITF Topic D-42 requires the difference between the cost of redeeming preferred stock and the carrying value of such preferred stock on the date of the redemption be treated as a preferred distribution. The table below summarizes the financial statement captions impacted on the balance sheet as of December 31, 2004 and the statement of changes in partners’ capital for the year then ended;

Statement of Changes in Partners’ Capital	Year Ended December 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Total General Partner Preferred Units — End of Year	$240,697	$(119,113)	$121,584
General Partner Preferred Units Activity:
Distributions	(14,488)	(7,959)	(22,447)
Issuance of Preferred Units	—	194,424	194,424
Redemption of Preferred Units	—	(313,537)	(313,537)
Net Income	14,488	7,959	22,447

Total General Partner Units — End of Year	$638,727	$119,113	$757,840
General Partner Units Activity:
Issuance of Preferred Units	194,424	(194,424)	—
Redemption of Preferred Units	(321,496)	321,496	—
Net Income	96,639	(7,959)	88,680

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

General Partner Preferred Units — December 31, 2004	$240,697	$(119,113)	$121,584
General Partner Units — December 31, 2004	$638,727	$119,113	$757,840

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

Report of Independent Public Accounting Firm
on
Financial Statement Schedule

To the Partners of
First Industrial, L.P.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005, except for the restatement described in Note 20 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Controls Over Financial Reporting, as to which the date is December 21, 2005, which report, consolidated financial statements, and assessments are included in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2005, except for the restatement described in Note 20 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Controls Over Financial Reporting, as to which the date is December 21, 2005.

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