Form 10-Q/A
period 2005-03-31
FIRST INDUSTRIAL LP
filed 2005-12-22
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q

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

Explanatory Note
      This amendment to the quarterly report on Form 10-Q, for the quarter ended March 31, 2005 of First Industrial L.P. includes revisions to historical financial data and related descriptions resulting from errors in the General Partner Preferred Unit and General Partner Unit account dollar balances. This amendment includes changes to Part I, Item 1, Item 2 and Item 4, but is not intended to update information presented in other items in this report as originally filed. We are not required to and we have not updated any forward-looking statements previously included in such Form 10-Q.

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION
Item 1.     Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	Restated	Restated

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands,
	except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$418,286	$423,836
Buildings and Improvements	2,033,940	2,039,486
Construction in Progress	41,785	23,092
Less: Accumulated Depreciation	(335,697)	(321,003)

Net Investment in Real Estate	2,158,314	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $2,851 and $2,908 at March 31, and December 31, 2004, respectively	45,621	50,286
Investments in and Advances to Other Real Estate Partnerships	334,858	339,967
Cash and Cash Equivalents	—	3,069
Restricted Cash	6	25
Tenant Accounts Receivable, Net	7,657	6,509
Investments in Joint Ventures	10,521	5,489
Deferred Rent Receivable	17,279	15,928
Deferred Financing Costs, Net	11,061	11,569
Prepaid Expenses and Other Assets, Net	120,680	119,430

Total Assets	$2,705,997	$2,717,683

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$60,017	$57,449
Senior Unsecured Debt, Net	1,347,858	1,347,524
Unsecured Line of Credit	159,500	167,500
Accounts Payable, Accrued Expenses and Other Liabilities, Net	86,869	73,560
Rents Received in Advance and Security Deposits	25,304	26,441
Distributions Payable	34,339	35,487

Total Liabilities	1,713,887	1,707,961

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	121,584	121,584
General Partner Units (42,942,250 and 42,834,091 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	746,977	757,840
Unamortized Value of General Partnership Restricted Units	(25,241)	(19,611)
Limited Partners’ Units (6,493,501 and 6,455,914 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	152,764	153,609
Accumulated Other Comprehensive Loss	(3,974)	(3,700)

Total Partners’ Capital	992,110	1,009,722

Total Liabilities and Partners’ Capital	$2,705,997	$2,717,683

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

      General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at March 31, 2005 and December 31, 2004 have been restated to correct errors. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. At March 31, 2005 and December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. The table below summarizes the financial statement captions impacted on the balance sheet as of March 31, 2005 and December 31, 2004:

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

General Partner Preferred Units — December 31, 2004 and March 31, 2005	$240,697	$(119,113)	$121,584
General Partner Units — December 31, 2004	$638,727	119,113	757,840
General Partner Units — March 31, 2005	$627,864	119,113	746,977

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at March 31, 2005 and December 31, 2004 have been restated to correct errors. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. At March 31, 2005 and December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. The table below summarizes the financial statement captions impacted on the balance sheet as of March 31, 2005 and December 31, 2004:

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

		(in millions)
General Partner Preferred Units — December 31, 2004 and March 31, 2005	$240.7	$(119.1)	$121.6
General Partner Units — December 31, 2004	$638.7	$119.1	$757.8
General Partner Units — March 31, 2005	$627.9	$119.1	$747.0
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

Evaluation of Disclosure Controls and Procedures
      In connection with the original Form 10-Q filed on May 10, 2005, the Consolidated Operating Partnership’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Consolidated Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rule 13a-15(b), originally concluded that as of the end of such period the Consolidated Operating Partnership’s disclosure controls and procedures were effective.
      On December 19, 2005, the Consolidated Operating Partnership’s management concluded that the Consolidated Operating Partnership needed to correct errors affecting the General Partner Unit and General Partner Preferred Unit account dollar balances. Specifically, errors were discovered in how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. This control deficiency resulted in the restatement of the Consolidated Operating Partnership’s 2004 annual consolidated financial statements as well as its condensed consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005.
      The above restatement is described in more detail in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A. In addition, management has concluded that the Consolidated Operating Partnership had a material weakness in its internal control over financial reporting designed to ensure the accuracy and proper presentation of its General Partner Unit and General Partner Preferred Unit account dollar balance.

      In connection with the filing of this Form 10-Q/A, the Consolidated Operating Partnership’s principal executive officer and principal financial officer have re-evaluated the effectiveness of the Consolidated Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Consolidated Operating Partnership’s disclosure controls and procedures were not effective as of the end of such period.
Changes in Internal Control over Financial Reporting
      In the first quarter of 2005, the Consolidated Operating Partnership implemented additional monitoring controls to address a material weakness it had identified in connection with its assessment of the effectiveness of its internal controls over financial reporting as of the end of the period ended December 31, 2004. As previously reported, such material weakness related to the Consolidated Operating Partnership’s internal control over financial reporting designed to ensure the proper allocation of its income tax provision (benefit). The additional monitoring controls implemented by the Consolidated Operating Partnership in the first quarter of 2005 include the preparation and review of supporting schedules specifically designed to ensure the proper allocation of the Consolidated Operating Partnership’s income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate.
      Other than the implementation of the additional monitoring controls described above, there has been no change in the Consolidated Operating Partnership’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Consolidated Operating Partnership’s internal control over financial reporting. In the fourth quarter of 2005, management did, however, implement an additional monitoring control to address the material weakness, discussed above, relating to the recording of its General Partner Unit and General Partner Preferred Unit account dollar balances. The new control requires the completion and review of an analysis that reconciles the detailed accounts of the Consolidated Operating Partnership’s consolidated partners’ capital accounts to the related equity accounts of its general partner, First Industrial Realty Trust, Inc.

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

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: December 21, 2005

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