Form 10-Q/A
period 2005-06-30
FIRST INDUSTRIAL LP
filed 2005-12-22
CIK 1033128

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

Explanatory Note
      This amendment to the quarterly report on Form 10-Q, for the quarter ended June 30, 2005 of First Industrial L.P. includes revisions to historical financial data and related descriptions resulting from errors in the General Partner Preferred Unit and General Partner Unit account dollar balances. This amendment includes changes to Part I, Item 1, Item 2 and Item 4, but is not intended to update information presented in other items in this report as originally filed. We are not required to and we have not updated any forward-looking statements previously included in such Form 10-Q.

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	Restated	Restated

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in Thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$425,662	$423,836
Buildings and Improvements	2,066,763	2,039,486
Construction in Progress	53,108	23,092
Less: Accumulated Depreciation	(332,544)	(321,003)

Net Investment in Real Estate	2,212,989	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,390 and $2,908 at June 30, 2005 and December 31, 2004, respectively	52,641	50,286
Investments in and Advances to Other Real Estate Partnerships	331,252	339,967
Cash and Cash Equivalents	908	3,069
Restricted Cash	—	25
Tenant Accounts Receivable, Net	6,364	6,509
Investments in Joint Ventures	13,645	5,489
Deferred Rent Receivable	18,158	15,928
Deferred Financing Costs, Net	10,667	11,569
Prepaid Expenses and Other Assets, Net	121,704	119,430

Total Assets	$2,768,328	$2,717,683

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$56,307	$57,449
Senior Unsecured Debt, Net	1,348,197	1,347,524
Unsecured Line of Credit	229,500	167,500
Mortgage Loan Payable and Accrued Interest on Real Estate Held For Sale	13,732	—
Accounts Payable, Accrued Expenses and Other Liabilities, Net	70,097	73,560
Rents Received in Advance and Security Deposits	26,025	26,441
Distributions Payable	35,717	35,487

Total Liabilities	1,779,575	1,707,961

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	121,584	121,584
General Partner Units (43,171,212 and 42,834,091 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	742,755	757,840
Unamortized Value of General Partnership Restricted Units	(21,484)	(19,611)
Limited Partners’ Units (6,448,857 and 6,455,914 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	150,145	153,609
Accumulated Other Comprehensive Loss	(4,247)	(3,700)

Total Partners’ Capital	988,753	1,009,722

Total Liabilities and Partners’ Capital	$2,768,328	$2,717,683

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
      General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at June 30, 2005 and December 31, 2004 have been restated to correct errors. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. At June 30, 2005 and December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the financial statement captions impacted on the balance sheet as of June 30, 2005 and December 31, 2004:

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

General Partner Preferred Units — December 31, 2004 and June 30, 2005	$240,697	$(119,113)	$121,584
General Partner Units — December 31, 2004	$638,727	$119,113	$757,840
General Partner Units — June 30, 2005	$623,642	$119,113	$742,755

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at June 30, 2005 and December 31, 2004 have been restated to correct errors. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. At June 30, 2005 and December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. The table below summarizes the financial statement captions impacted on the balance sheet as of June 30, 2005 and December 31, 2004:

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

General Partner Preferred Units — December 31, 2004 and June 30, 2005	$240.7	$(119.1)	$121.6
General Partner Units — December 31, 2004	$638.7	$119.1	$757.8
General Partner Units — June 30, 2005	$623.6	$119.1	$742.8
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
      The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements principally through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of June 30, 2005 and August 1, 2005, $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under unsecured lines of credit. At June 30, 2005, borrowings under the Operating Partnership’s $300 million unsecured line of credit (the “Unsecured Line of Credit I”) bore interest at a weighted average interest rate of 3.959%. The Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Operating Partnership’s election. As of August 1, 2005, approximately $ 39.4 million was available for additional borrowings under the Unsecured Line of Credit I. On August 1, 2005, the Company and the Operating Partnership entered into a $150 million unsecured line of credit (the “Unsecured Line of Credit II”). Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Unsecured Line of Credit I is amended or replaced. The Unsecured Line of Credit II bears interest at a floating rate of LIBOR plus ..70% or the Prime Rate, at the Operating Partnership’s election. As of August 1, 2005, approximately $150 million was available for borrowing under the Unsecured Line of Credit II.
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

Evaluation of Disclosure Controls and Procedures
      In connection with the original Form 10-Q filed on August 9, 2005, the Consolidated Operating Partnership’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Consolidated Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rule 13a-15(b) originally concluded that as of the end of such period the Consolidated Operating Partnership’s disclosure controls and procedures were effective.
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
      The above restatement is described in more detail in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/ A. In addition, management has concluded that the Consolidated Operating Partnership had a material weakness in its internal control over financial reporting designed to ensure the accuracy and proper presentation of its General Partner Unit and General Partner Preferred Unit account dollar balance.
      In connection with the filing of this Form 10-Q/ A, the Consolidated Operating Partnership’s principal executive officer and principal financial officer have re-evaluated the effectiveness of the Consolidated Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Consolidated Operating Partnership’s disclosure controls and procedures were not effective as of the end of such period.

Changes in Internal Control over Financial Reporting
      There has been no change in the Consolidated Operating Partnership’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Consolidated Operating Partnership’s internal control over financial reporting. However, in the fourth quarter of 2005, management, implemented an additional monitoring control to address the material weakness, discussed above, relating to the recording of its General Partner Unit and General Partner Preferred Unit account dollar balances. The new control requires the completion and review of an analysis that reconciles the detailed accounts of the Consolidated Operating Partnership’s consolidated partners’ capital accounts to the related equity accounts of its general partner, First Industrial Realty Trust, Inc.

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