Form 10-Q/A
period 2005-09-30
FIRST INDUSTRIAL LP
filed 2005-12-22
CIK 1033128

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

Explanatory Note
      This amendment to the quarterly report on Form 10-Q for the quarter ended September 30, 2005 of First Industrial L.P. includes revisions to historical financial data and related descriptions resulting from errors in the General Partner Preferred Unit and General Partner Unit account dollar balances. This amendment includes changes to Part I, Item 1, Item 2 and Item 4, but is not intended to update information presented in other items in this report as originally filed. We are not required to and we have not updated any forward-looking statements previously included in such Form 10-Q.

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	September 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in Thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$448,056	$423,836
Buildings and Improvements	2,180,061	2,039,486
Construction in Progress	31,658	23,092
Less: Accumulated Depreciation	(348,530)	(321,003)

Net Investment in Real Estate	2,311,245	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $194 and $2,908 at September 30, 2005 and December 31, 2004, respectively	9,611	50,286
Investments in and Advances to Other Real Estate Partnerships	354,962	339,967
Cash and Cash Equivalents	—	3,069
Restricted Cash	3,286	25
Tenant Accounts Receivable, Net	6,732	6,509
Investments in Joint Ventures	43,410	5,489
Deferred Rent Receivable	19,626	15,928
Deferred Financing Costs, Net	11,465	11,569
Deferred Leasing Intangibles, Net	51,553	38,200
Prepaid Expenses and Other Assets, Net	128,285	84,698

Total Assets	$2,940,175	$2,721,151

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$55,664	$57,449
Senior Unsecured Debt, Net	1,348,543	1,347,524
Unsecured Line of Credit	380,500	167,500
Accounts Payable and Accrued Expenses	96,240	68,577
Deferred Leasing Intangibles, Net	10,952	8,451
Rents Received in Advance and Security Deposits	25,818	26,441
Distributions Payable	34,592	35,487

Total Liabilities	1,952,309	1,711,429

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (20,750 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	121,584	121,584
General Partner Units (43,220,245 and 42,834,091 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	735,251	757,840
Unamortized Value of General Partnership Restricted Units	(19,615)	(19,611)
Limited Partners’ Units (6,595,015 and 6,455,914 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	155,322	153,609
Accumulated Other Comprehensive Loss	(4,676)	(3,700)

Total Partners’ Capital	987,866	1,009,722

Total Liabilities and Partners’ Capital	$2,940,175	$2,721,151

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Dollars in Thousands, except per Unit data)
	(Unaudited)
Revenues:
Rental Income	$57,554	$50,031	$164,577	$145,001
Tenant Recoveries and Other Income	21,866	15,552	61,351	49,342
Revenues from Build to Suit For Sale	10,694	—	10,694	—

Total Revenues	90,114	65,583	236,622	194,343

Expenses:
Real Estate Taxes	12,601	10,675	35,559	30,648
Repairs and Maintenance	5,455	5,134	17,192	15,611
Property Management	4,762	3,348	12,467	8,765
Utilities	2,752	2,070	7,748	6,434
Insurance	612	712	1,574	2,036
Other	1,944	570	5,068	3,168
General and Administrative	15,219	10,883	38,176	27,581
Amortization of Deferred Financing Costs	540	510	1,557	1,419
Depreciation and Other Amortization	29,075	19,774	77,063	56,871
Expenses from Build to Suit for Sale	10,455	—	10,455	—

Total Expenses	83,415	53,676	206,859	152,533

Other Income/ Expense:
Interest Income	188	492	905	1,582
Interest Expense	(27,368)	(25,688)	(78,974)	(73,156)
Mark-to-Market/ Gain on Settlement of Interest Rate Protection Agreement	1,212	—	749	1,450
Gain from Early Retirement of Debt, Net	82	—	82	—

Total Other Income/ Expense	(25,886)	(25,196)	(77,238)	(70,124)

Loss from Continuing Operations Before Equity in Income in Joint Ventures, Equity in Income of Other Real Estate Partnerships and Income Tax Benefit	(19,187)	(13,289)	(47,475)	(28,314)
Equity in Income of Joint Ventures	3,977	35,303	3,757	35,848
Equity in Income of Other Real Estate Partnerships	20,490	6,173	37,019	20,745
Income Tax Benefit	3,108	838	7,222	3,209

Income from Continuing Operations	8,388	29,025	523	31,488

Income from Discontinued Operations (Including Gain on Sale of Real Estate of $22,952 and $10,630 for the Three Months ended September 30, 2005 and 2004, respectively, $63,091 and $62,378 for the Nine Months ended September 30, 2005 and 2004, respectively,)	23,549	13,548	66,485	72,711
Provision for Income Taxes Allocable to Discontinued Operations (Including $6,468 and $1,738 for the Three Months ended September 30, 2005 and 2004, respectively, and $12,210 and $5,464 for the Nine Months ended September 30, 2005 and 2004, respectively, allocable to Gain on Sale of Real Estate)	(6,625)	(2,333)	(13,083)	(7,119)

Income Before Gain on Sale of Real Estate	25,312	40,240	53,925	97,080
Gain on Sale of Real Estate	2,614	2,860	26,465	7,852
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,143)	(964)	(10,128)	(2,395)

Net Income	26,783	42,136	70,262	102,537
Less: Preferred Unit Distributions	(2,310)	(2,344)	(6,930)	(12,178)
Less: Redemption of Preferred Units	—	(600)	—	(7,959)

Net Income Available to Unitholders	$24,473	$39,192	$63,332	$82,400

Basic Earnings Per Unit:
Income from Continuing Operations	$0.15	$0.60	$0.20	$0.36

Net Income Available to Unitholders	$0.50	$0.83	$1.30	$1.76

Diluted Earnings Per Unit:
Income from Continuing Operations	$0.15	$0.59	$0.20	$0.36

Net Income Available to Unitholders	$0.50	$0.83	$1.29	$1.75

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Dollars in Thousands, except per Unit data)
	(Unaudited)
Net Income	$26,783	$42,136	$70,262	$102,537
Other Comprehensive (Loss) Income:
Reclassification of Settlement of Interest Rate Protection Agreements from Other Comprehensive Income	(159)	—	(159)	6,657
Mark-to-Market of Interest Rate Protection Agreements	—	113	—	106
Amortization of Interest Rate Protection Agreements	(270)	(288)	(817)	(235)

Comprehensive Income	$26,354	$41,961	$69,286	$109,065

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
      General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at September 30, 2005 and December 31, 2004 have been restated to correct errors. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. At September 30, 2005 and December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. The table below summarizes the financial statement captions impacted on the balance sheet as of September 30, 2005 and December 31, 2004:

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

General Partner Preferred Units — December 31, 2004 and September 30, 2005	$240,697	$(119,113)	$121,584
General Partner Units — December 31, 2004	$638,727	$119,113	$757,840
General Partner Units — September 30, 2005	$616,138	$119,113	$735,251

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of September 30, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 square feet of GLA, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 4.7 million square feet of GLA, the March 2005 Joint Venture owned 28 industrial properties comprising approximately 3.4 million square feet of GLA and several land parcels and the September 2005 Joint Venture owned 218 industrial properties comprising approximately 14.1 million square feet of GLA and several land parcels. During the nine months ended September 30, 2005, the Operating Partnership sold seven industrial properties and several land parcels to the March 2005 Joint Venture at a total sales price of $89,023.
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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      General Partner Unit and General Partner Preferred Unit account dollar balances on the consolidated balance sheet at September 30, 2005 and December 31, 2004 have been restated to correct errors. The errors relate to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. At September 30, 2005 and December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. The table below summarizes the financial statement captions impacted on the balance sheet as of September 30, 2005 and December 31, 2004:

	As Previously
Balance Sheet Caption	Reported	Adjustment	As Restated

	(in millions)
General Partner Preferred Units — December 31, 2004 and September 30, 2005	$240.7	$(119.1)	$121.6
General Partner Units — December 31, 2004	$638.7	$119.1	$757.8
General Partner Units — September 30, 2005	$616.1	$119.1	$735.3

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

Evaluation of Disclosure Controls and Procedures
      In connection with the original Form 10-Q filed on November 9, 2005, the Consolidated Operating Partnership’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Consolidated Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rule 13a-15(b), originally concluded that as of the end of such period the Consolidated Operating Partnership’s disclosure controls and procedures were effective.
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