Form 10-K
period 2005-12-31
FIRST INDUSTRIAL LP
filed 2006-03-16
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 333-21873

FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

Delaware	36-3924586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

311 S. Wacker Drive, Suite 4000, Chicago, Illinois	60606 (Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code)
(312) 344-4300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

FIRST INDUSTRIAL, L.P.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial, L.P. (the “Operating Partnership”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included herein in Item 1A, “Risk Factors” and in the Operating Partnership’s other filings with the Securities and Exchange Commission.

PART I
THE COMPANY

Item 1.	Business

General

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.8% ownership interest at December 31, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $312.5 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 13.2% interest in the Operating Partnership at December 31, 2005.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Development Services, Inc., (together with the Operating Partnership and the L.L.C.’s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. The Operating Partnership also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, (the “Mortgage Partnership”), L.P First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services L.P. and wholly owned LLC’s (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented herein on a combined basis, separate from that of the Consolidated Operating Partnership. The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The Operating Partnership or First Industrial Development Services, Inc., through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides various services to, four joint ventures which invest in industrial properties (the “September 1998 Joint Venture” the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a fifth joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture and the September 2005 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting.

As of December 31, 2005, the Consolidated Operating Partnership owned 786 in-service industrial properties, containing an aggregate of approximately 61.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2005, the Other Real Estate Partnerships owned 98 in-service industrial properties, containing an aggregate of approximately 8.5 million square feet of GLA. Of the 98 industrial properties owned by the Other Real Estate Partnerships at December 31, 2005, 11 are held by the Mortgage Partnership, 37 are held by the Pennsylvania Partnership, 14 are held by the Securities Partnership, 21 are held by the Financing Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership and one is held by TK-SV, LTD. The Consolidated Operating Partnership’s and Other Real Estate Partnerships’ in-service properties include all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).

The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 6, 2006, the Consolidated Operating Partnership had 441 employees.

The Consolidated Operating Partnership has grown and will seek to continue to grow through the development and the acquisition of additional industrial properties, through additional joint venture investments, and through its corporate services program.

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
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans

The Consolidated Operating Partnership’s fundamental business objective is to maximize the total return to its partners through increases in per unit distributions and increases in the value of the Consolidated Operating Partnership’s properties and operations. The Consolidated Operating Partnership’s growth plans include the following elements:

•	Internal Growth. The Consolidated Operating Partnership seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancy exists and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

•	External Growth. The Consolidated Operating Partnership seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Consolidated Operating Partnership’s investment parameters and target markets; (iii) additional joint venture investments; and (iv) the expansion of its properties.

•	Corporate Services. Through its corporate services program, the Consolidated Operating Partnership builds for, purchases from, and leases and sells industrial properties to companies that need industrial facilities. The Consolidated Operating Partnership seeks to grow this business by targeting both large and middle-market public and private companies.

Business Strategies

The Consolidated Operating Partnership utilizes the following six strategies in connection with the operation of its business:

•	Organization Strategy. The Consolidated Operating Partnership implements its decentralized property operations strategy through the deployment of experienced regional management teams and local

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

•	Market Strategy. The Consolidated Operating Partnership’s market strategy is to concentrate on the top industrial real estate markets in the United States. These top markets are based upon one or more of the following characteristics: (i) the strength of the market’s industrial real estate fundamentals, including increased industrial demand expectations; (ii) the history and outlook for continued economic growth and industry diversity; and (iii) a minimum market size of 100 million square feet of industrial space. The Consolidated Operating Partnership is currently evaluating industrial real estate investments outside of the United States, including Canada.

•	Leasing and Marketing Strategy. The Consolidated Operating Partnership has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Consolidated Operating Partnership pursues an active leasing strategy, which includes marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Consolidated Operating Partnership also has local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. The Consolidated Operating Partnership’s acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States. Of the 884 industrial properties in the Consolidated Operating Partnership’s and Other Real Estate Partnerships’ combined in-service portfolios at December 31, 2005, 131 properties have been developed by the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading industrial property developers in their respective markets. The Consolidated Operating Partnership is currently evaluating industrial real estate investments outside of the United States, including Canada.

•	Disposition Strategy. The Consolidated Operating Partnership continuously evaluates local market conditions and property-related factors in all of its markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. The Consolidated Operating Partnership plans on utilizing a portion of net sales proceeds from property sales, borrowings under its unsecured lines of credit, and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments. The Company continually evaluates joint ventures arrangements as another source of capital. As of March 6, 2006, the Consolidated Operating Partnership had approximately $212.4 million available in additional borrowings under its unsecured line of credit.

Recent Developments

In 2005, the Consolidated Operating Partnership acquired or placed in-service developments totaling 161 industrial properties and acquired several parcels of land for a total investment of approximately $832.5 million. The Consolidated Operating Partnership also sold 82 industrial properties and several parcels of land for a gross sales price of approximately $561.6 million. At December 31, 2005, the Consolidated Operating Partnership owned 786 in-service industrial properties containing approximately 61.7 million square feet of GLA.

On August 23, 2005, Operating Partnership, amended and restated its $300 million unsecured line of credit, which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Company’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit I”) will mature on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. In December 2005, the Operating Partnership, entered into another unsecured line of credit (the “2005 Unsecured Line of Credit II”). The 2005 Unsecured Line of Credit II has a borrowing capacity of $125.0 million and matures on March 15, 2006. The 2005 Unsecured Line of Credit II provides for interest only payments at LIBOR plus .625% or at Prime, at the Operating Partnership’s election. In January 2006, the Consolidated Operating Partnership paid off and retired the 2005 Unsecured Line of Credit II. Together, the 2005 Unsecured Line of Credit I and 2005 Unsecured Line of Credit II, the “Unsecured Lines of Credit.”

On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Operating Partnership a mortgage loan in the amount of $1.2 million (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV is collateralized by a land parcel in Lebanon, TN, does not require principal payments prior to maturity on January 12, 2006 and has a 0% interest rate (which the Consolidated Operating Partnership paid off and retired at maturity).

On March 31, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $2.0 million (the “Acquisition Mortgage Loan XVI”). The Acquisition Mortgage Loan XVI is collateralized by one property in New Hope, MN, bears interest at a fixed rate of 5.50% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVI matures on September 30, 2024. In conjunction with the assumption of the Acquisition Mortgage Loan XVI, the Consolidated Operating Partnership recorded a premium in the amount of $.03 million which will be amortized as an adjustment to interest expense through March 31, 2009. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVI is 5.30%. The Acquisition Mortgage Loan XVI may be prepaid on April 1, 2009 without incurring a prepayment fee.

On June 27, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $3.1 million (the “Acquisition Mortgage Loan XVII”). The Acquisition Mortgage Loan XVII is collateralized by one property in Villa Rica, GA, bears interest at a fixed rate of 7.38% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan XVII matures on May 1, 2016. In conjunction with the assumption of the Acquisition Mortgage Loan XVII, the Consolidated Operating Partnership recorded a premium in the amount of $.3 million which will be amortized as an adjustment to interest expense through May 1, 2016. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVII is 5.70%. The Acquisition Mortgage Loan XVII may not be prepaid until maturity without incurring a prepayment fee.

On June 30, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $6.5 million (the “Acquisition Mortgage Loan XVIII”). The Acquisition Mortgage Loan XVIII is collateralized by one property in Hammonton, NJ, bears interest at a fixed rate of 7.58% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVIII matures on March 1, 2011. In conjunction with the assumption of the Acquisition Mortgage Loan XVIII, the Consolidated Operating Partnership recorded a premium in the amount of $.7 million which will be amortized as an adjustment to interest expense through November 30, 2010. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XVIII is 4.93%. The Acquisition Mortgage Loan XVIII may be prepaid on December 1, 2010 without incurring a prepayment fee.

On September 30, 2004, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $12.0 million and borrowed an additional $1.4 million (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII was collateralized by three properties in Phoenix, Arizona, bore interest at a fixed rate of 5.60% and provided for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Consolidated Operating Partnership recorded a premium in the amount of $.5 million which was being amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. On July 13, 2005, the Consolidated Operating Partnership sold the properties that collateralized the Acquisition Mortgage Loan XIII. In conjunction with the sale, the buyer assumed the Acquisition Mortgage Loan XIII and the Consolidated Operating Partnership paid $.3 million in fees related to the assignment of the Acquisition Mortgage Loan XIII. Consequently, the Consolidated Operating Partnership wrote-off the remaining premium on the note of $.4 million. Both the $.3 million of fees and $.4 million premium write-off are included in the Gain on Early Retirement of Debt on the Consolidated Operating Partnership’s Statement of Operations.

On November 20, 1997, the Consolidated Operating Partnership, issued $50 million of senior unsecured debt which matured on November 21, 2005 and bore a coupon interest rate of 6.90%, which was the effective interest rate (the “2005 Notes”). On November 21, 2005 the Consolidated Operating Partnership, paid off and retired the 2005 Notes for $50 million plus accrued interest.

On March 18, 2005, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which First Industrial Development Services, Inc. is the sole member entered into a joint venture arrangement (the “March 2005 Joint Venture”) with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc., owns a 10% equity interest in the March 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the March 2005 Joint Venture. As of December 31, 2005, the March 2005 Joint Venture owned 47 industrial properties comprising approximately 4.2 million square feet (unaudited) of GLA and several land parcels.

On September 7, 2005, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which First Industrial Development Services, Inc. is the sole member entered into a joint venture arrangement (the “September 2005 Joint Venture”) with an institutional investor to invest in, own and operate certain industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, or First Industrial Development Services, Inc. owns a 10% equity interest in the September 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the September 2005 Joint Venture. As of December 31, 2005, the September 2005 Joint Venture owned 217 industrial properties comprising approximately 14.0 million square feet (unaudited) of GLA and several land parcels.

From January 1, 2006 to March 6, 2006, the Consolidated Operating Partnership acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $142.4 million (approximately $.9 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Consolidated Operating Partnership also sold 16 industrial properties including the industrial property that is accounted for as a build to suit development for sale, for approximately $241.1 million of gross proceeds during this period.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Depositary Shares, respectively, each representing, $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of approximately $181.5 million from the issuance of the Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. Dividends on the Series I Depositary Shares were payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. The Series I Preferred Units were redeemed on January 13, 2006 as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the initial offering costs associated with the issuance of the Series I Preferred Units of approximately

$.7 million is reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per Unit for the three months ended March 31, 2006.

On December 9, 2005, the Company issues 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The net proceeds of $48.8 million received from the December 2005 Equity Offering were contributed to the Operating Partnership in exchange for 1,250,000 Units and are reflected in the Operating Partnership’s financial statements as a general partner contribution.

On March 8, 2006, the Company declared a first quarter 2006 distribution of $.7000 per Unit on its Units which is payable on April 17, 2006. The Company also declared a first quarter 2006 dividend of $53.906 per Unit, on its Series C Preferred Units, totaling, in the aggregate, approximately $1.1 million, which is payable on March 31, 2006; a semi-annual dividend of $3,118 per Unit on its Series F Preferred Units, totaling, in the aggregate, approximately $1.6 million, which is payable on March 31, 2006; a semi-annual dividend of $3,618 per Unit on its Series G Preferred Units, totaling, in the aggregate, approximately $.9 million, which is payable on March 31, 2006; and a quarterly dividend of $3,927 per Unit on its Series J Preferred Units, totaling, in the aggregate, approximately $2.4 million, which is payable on March 31, 2006.

On January 10, 2006, the Consolidated Operating Partnership, issued $200 million of senior unsecured debt which matures on January 15, 2016 and bears a coupon interest rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. The Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements for a payment of approximately $1.7 million, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Consolidated Operating Partnership’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Gross proceeds of $150 million, net of offering costs from the issuance of the Series J Preferred Stock which were contributed to the Operating Partnership in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the Depositary Shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the Series J Preferred Stock is outstanding, the Company will increase the dividend on the Series J Preferred Stock to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the Depositary Shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2005, the occupancy rates for industrial properties in the United States have ranged from 88.5%* to 92.9%*, with an occupancy rate of 90.4%* at December 31, 2005.

Item 1A.	Risk Factors

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

* Source: Torto Wheaton Research

•	the attractiveness of the properties to tenants;

•	tenant defaults;

•	zoning or other regulatory restrictions;

•	competition from other available real estate;

•	our ability to provide adequate maintenance and insurance; and

•	increased operating costs, including insurance premiums and real estate taxes.

Many real estate costs are fixed, even if income from properties decreases.

The Consolidated Operating Partnership’s financial results depend on leasing space in the Consolidated Operating Partnership’s real estate to tenants on terms favorable to the Consolidated Operating Partnership. The Consolidated Operating Partnership’s income and funds available for distribution to its unitholders will decrease if a significant number of the Consolidated Operating Partnership’s tenants cannot pay their rent or the Consolidated Operating Partnership is unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, the Consolidated Operating Partnership might not be able to enforce its rights as landlord without delays and the Consolidated Operating Partnership might incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. For the year ended December 31, 2005, approximately 69.0% of the Consolidated Operating Partnership’s gross revenues from continuing operations came from rentals of real property.

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

The Consolidated Operating Partnership acquires and intends to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that the Consolidated Operating Partnership’s investments may not perform as expected and that the Consolidated Operating Partnership’s cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Consolidated Operating Partnership faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, the Consolidated Operating Partnership may be unable to acquire additional properties as it desires or the purchase price may be elevated. In addition, the Consolidated Operating Partnership expects to finance future acquisitions through a combination of borrowings under the Consolidated Operating Partnership’s 2005 Unsecured Line of Credit I, proceeds from equity or debt offerings by the Consolidated Operating Partnership and proceeds from property sales, which may not be available and which could adversely affect the Consolidated Operating Partnership’s cash flow. Any of the above risks could adversely affect the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership’s Units.

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

The Consolidated Operating Partnership is subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If the Consolidated Operating Partnership were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, the Consolidated Operating Partnership’s cash funds from operations and ability to make expected distributions to stockholders might be adversely affected. As of December 31, 2005, leases with respect to approximately 12.7 million, 9.6 million and 8.8 million square feet of GLA, representing 24%, 18% and 16%, of GLA expire in the remainder of 2006, 2007 and 2008, respectively.

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

First Industrial Realty Trust, Inc. (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, First Industrial Realty Trust, Inc, provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by First Industrial Realty Trust. Inc. First Industrial Realty Trust, Inc, believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent First Industrial Realty Trust, Inc. from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). First Industrial Realty Trust, Inc. has brought this matter to the attention of the Internal Revenue Service, or the IRS. The IRS has not challenged or expressed any interest in challenging First Industrial Realty Trust, Inc.’s view on this matter. If the IRS were to challenge such position and were successful, First Industrial Realty Trust Inc. might be found not to have satisfied the gross income tests in one or more of its taxable years. If First Industrial Realty Trust, Inc. were found not to have satisfied the gross income tests, it could be subject to a penalty tax. However, such noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met. Although this cannot be assured, First Industrial Realty Trust, Inc. believes that the risk of losing its REIT status as a result of these development agreements is remote.

If First Industrial Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on First its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders and in cash to pay interest and principal on debt securities that First Industrial Realty Trust, Inc. issues. Unless entitled to relief under certain statutory provisions, First Industrial Realty Trust, Inc. also would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

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

If the Operating Partnership decides to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the Consolidated Operating Partnership’s debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to the Consolidated Operating Partnership, making it difficult for it to meet both debt payment obligations and the Company’s distribution requirements of the REIT provisions of the Code. As of December 31, 2005, none of the Consolidated Operating Partnership’s current indebtedness was cross-collateralized.

The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.

The Consolidated Operating Partnership is required to make the following lump-sum or “balloon” payments under the terms of some of its indebtedness, including:

•	$50 million aggregate principal amount of 7.75% Notes due 2032 (the “2032 Notes”)

•	$200 million aggregate principal amount of 7.60% Notes due 2028 (the “2028 Notes”)

•	approximately $15 million aggregate principal amount of 7.15% Notes due 2027 (the “2027 Notes”)

•	$100 million aggregate principal amount of 7.50% Notes due 2017 (the “2017 Notes”)

•	$200 million aggregate principal amount of 5.75% Notes due 2016 (the “2016 Notes”)

•	$125 million aggregate principal amount of 6.42% Notes due 2014 (the “2014 Notes”)

•	$200 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$200 million aggregate principal amount of 7.375% Notes due 2011(the “2011 Notes”)

•	$125 million aggregate principal amount of 5.25% Notes due 2009 (the “2009 Notes”)

•	$150 million aggregate principal amount of 7.60% Notes due 2007 (the “2007 Notes”)

•	$150 million aggregate principal amount of 7.00% Notes due 2006 (the “2006 Notes”)

•	a $500 million unsecured revolving credit facility (the “2005 Unsecured Line of Credit I”) under which the Consolidated Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

•	a $125 million unsecured non-revolving credit facility (the “2005 Unsecured Line of Credit II”, together with the 2005 Unsecured Line of Credit I, the “Unsecured Lines of Credit”) under which the Consolidated Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The 2005 Unsecured Line of Credit I and the 2005 Unsecured Line of Credit II provide for the repayment of principal in a lump-sum or “balloon” payment at maturity in 2008 and 2006, respectively. The Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the Unsecured Line of Credit I by up to $100 million. As of December 31, 2005, $457.5 million was outstanding under the 2005 Unsecured Lines of Credit at a weighted average interest rate of 4.886%.

The Consolidated Operating Partnership’s ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on its ability either to refinance the applicable indebtedness or to sell properties. The Consolidated Operating Partnership has no commitments to refinance the 2006 Notes, the 2007 Notes, the 2009 Notes, the 2011 Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Lines of Credit. Some of the existing debt obligations, other than those discussed above, of the Consolidated Operating Partnership, are secured by the Consolidated Operating Partnership’s properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Consolidated Operating Partnership’s organizational documents.

As of December 31, 2005, the Company’s ratio of debt to its total market capitalization was 44.3%. The organizational documents of First Industrial Realty Trust, Inc., however, do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, the Consolidated Operating Partnership could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Consolidated Operating Partnership’s ability to make expected distributions to Unitholders and in an increased risk of default on the Consolidated Operating Partnership’s obligations.

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

The Consolidated Operating Partnership’s Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2005, the Company’s Unsecured Lines of Credit had an outstanding balance of $457.5 million at a weighted average interest rate of 4.886%. The Consolidated Operating Partnership’s Unsecured Lines of Credit bear interest at the Prime Rate or at the London Interbank Offered Rate plus .625%. Based on an outstanding balance on our Unsecured Lines of Credit as of December 31, 2005, a 10% increase in interest rates would increase interest expense by $2.3 million on an annual basis. Increases in the interest rate payable on balances outstanding under the Unsecured Lines of Credit would decrease the Consolidated Operating Partnership’s cash available for distribution to unitholders.

Earnings and cash dividends, asset value and market interest rates affect the price of the Company’s common stock.

As a real estate investment trust, the market value of the Company’s common stock, in general, is based primarily upon the market’s perception of the Company’s growth potential and its current and potential future earnings and cash dividends. The market value of the Company’s common stock is based secondarily upon the market value of the Company’s underlying real estate assets. For this reason, shares of the Company’s common stock may trade at prices that are higher or lower than the Company’s net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company’s underlying assets, may not correspondingly increase the market price of the Company’s common stock. The Company’s failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the Company’s common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of the Company’s common stock. An increase in market interest rates might lead prospective purchasers of the Company’s common stock to expect a higher distribution yield, which would adversely affect the market price of the Company’s common stock. Additionally, if the market price of the Company’s common stock declines significantly, then the Company might breach certain covenants with respect to its debt obligations, which could adversely affect the Company’s liquidity and ability to make future acquisitions and the Company’s ability to pay dividends to its stockholders.

The Consolidated Operating Partnership may incur unanticipated costs and liabilities due to environmental problems.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of the Consolidated Operating Partnership’s properties reveal all environmental liabilities, that any prior owner or operator of any of the properties did not create any material environmental condition not known to the Consolidated Operating Partnership or that a material environmental condition does not otherwise exist as to any of the Consolidated Operating Partnership’s properties.

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

The Consolidated Operating Partnership is subject to risks and liabilities in connection with its investments in properties through joint ventures.

As of December 31, 2005, the Consolidated Operating Partnership’s five joint ventures owned approximately 24.3 million square feet of properties. As of December 31, 2005, the Consolidated Operating Partnership ’s investment in joint ventures exceeded $44 million in the aggregate and for the year ended December 31, 2005 the Consolidated Operating Partnership’s equity in income of joint ventures exceeded $3.6 million. The Consolidated Operating Partnership’s organizational documents do not limit the amount of available funds that the Consolidated Operating Partnership may invest in joint ventures and the Consolidated Operating Partnership intends to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

•	co-members or joint venturers may share certain approval rights over major decisions;

•	if co-members or joint venturers fail to fund their share of any required capital commitments;

•	co-members or joint venturers might have economic or other business interests or goals that are inconsistent with the Consolidated Operating Partnership’s business interests or goals that would affect its ability to operate the property;

•	co-members or joint venturers may have the power to act contrary to the Consolidated Operating Partnership’s instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between the Consolidated Operating Partnership and our co-members or joint venturers may result in litigation or arbitration that would increase the Consolidated Operating Partnership’s expenses and prevent its officers and directors from focusing their time and effort on the Consolidated Operating Partnership’s business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•	the Consolidated Operating Partnership may in certain circumstances be liable for the actions of our co-members or joint venturers.

The occurrence of one or more of the events described above could adversely affect the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, its common stock.

In addition, joint venture investments in real estate involve all of the risks related to the ownership, acquisition, development, sale and financing of real estate discussed in the risk factors above. To the extent the Company’s investments in joint ventures are adversely affected by such risks, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, its common stock could be adversely affected.

Item 1B.	Unresolved SEC Comments

None.

Item 2.	Properties

General

At December 31, 2005, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 884 in-service industrial properties (786 of which were owned by the Consolidated Operating Partnership and 98 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately 70.2 million square feet of GLA (61.7 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 8.5 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 29 states and one province in Canada, with a diverse base of more than 2,600 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the Consolidated Operating Partnership’s and the Other Real Estate Partnerships’ properties on a combined basis as of December 31, 2005 was approximately 19 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

The following describes the different industrial categories:

•	Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5% — 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that which is occupied by the building.

•	Bulk warehouse buildings generally are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% — 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

•	R&D/flex buildings generally are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space, contain less than 25% of manufacturing space and have a land use ratio of 4:1.

•	Regional warehouses generally are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% — 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

•	Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 — 18 feet, are comprised of 5% — 15% of office space, contain at least 50% of manufacturing space and have a land use ratio of 4:1.

The following tables summarize certain information as of December 31, 2005 with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly-owned.

Consolidated Operating Partnership
Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA(j)	710,554	12	140,538	3	2,997,621	12	293,646	4	1,060,600	5

Baltimore, MD((e)	778,522	13	87,415	3	1,373,430	6	—	—	171,000	1

Central Pennsylvania (f)	146,990	2	—	—	701,000	3	—	—	—	—

Chicago, IL	1,004,748	17	247,447	4	2,163,175	11	159,252	3	589,000	3

Cincinnati, OH	443,039	5	—	—	2,042,555	10	450,797	7	—	—

Cleveland, OH	—	—	—	—	—	—	—	—	462,000	1

Columbus, OH	217,612	2	—	—	2,235,140	6	—	—	—	—

Dallas, TX	1,925,213	49	492,503	20	2,406,171	18	843,232	13	224,984	2

Denver, CO	1,551,926	30	1,414,101	35	1,201,573	7	526,723	8	126,384	1

Des Moines, IA	—	—	—	—	150,444	1	—	—	—	—

Detroit, MI	2,062,870	82	464,026	15	370,808	4	747,978	17	—	—

Grand Rapids, MI	61,250	1	—	—	—	—	—	—	—	—

Houston, TX	741,042	8	201,363	3	2,233,064	13	437,088	6	—	—

Indianapolis, IN (c,h,l)	1,064,808	21	118,200	5	2,346,653	11	303,610	8	71,600	2

Los Angeles, CA(b)	153,353	5	—	—	846,004	4	43,676	1	—	—

Louisville, KY	—	—	—	—	443,500	2	—	—	—	—

Milwaukee, WI	274,223	5			1,579,569	8	80,682	1	—	—

Minneapolis/St. Paul, MN (d,i)	1,152,387	18	738,099	10	1,902,386	9	201,813	2	525,005	8

Nashville, TN	273,843	5	—	—	1,047,265	6	—	—	330,458	2

N. New Jersey	1,007,039	18	413,167	7	555,205	4	150,985	2	—	—

Philadelphia, PA	—	—	—	—	—	—	21,512	1	—	—

Phoenix, AZ	135,415	6	—	—	631,000	2	469,923	6	—	—

Portland, OR	—	—	—	—	—	—	—	—	36,000	1

Raleigh, NC	—	—	—	—	—	—	—	—	160,120	1

Salt Lake City, UT	478,782	32	146,937	6	324,568	2	—	—	—	—

San Diego, CA	65,755	1	—	—	397,760	2	318,106	9	—	—

S. New Jersey(k)	1,317,055	21	23,050	1	—	—	118,496	2	22,738	1

St. Louis, MO	355,535	5	—	—	866,072	6	96,392	1	—	—

Tampa, FL(h)	493,029	12	608,921	23	209,500	1	—	—	—	—

Totonto, ON	57,540	1	—	—	279,000	1	—	—	—	—

Other(a)	60,000	2	—	—	1,648,866	9	50,000	1	—	—

Total	16,532,530	373	5,095,767	135	30,952,329	158	5,313,911	92	3,779,889	28

(a)	Properties are located in Wichita, KS, McAllen, TX, Malvern, AK, Kansas City, MO, San Antonio, TX, Byhalia, MS, Birmingham, AL, Shreveport, LA and Greenville, SC.

(b)	One property collateralizes a $5.3 million mortgage loan which matures on December 1, 2019.

(c)	Twelve properties collateralize a $2.3 million mortgage loan which matures on September 1, 2009.

(d)	One property collateralizes a $5.5 million mortgage loan which matures on December 1, 2019.

(e)	One property collateralizes a $1.9 million mortgage loan which matures on October 1, 2006.

(f)	One property collateralizes a $15.7 million mortgage loan which matures on December 1, 2010.

(g)	Six properties collateralize a $6.4 million mortgage loan which matures on July 1, 2009.

(h)	One property collateralizes a $1.8 million mortgage loan which matures on January 1, 2013.

(i)	One property collateralizes a $2.0 million mortgage loan which matures on September 30, 2024.

(j)	One property collateralizes a $3.2 million mortgage loan which matures on May 1, 2016.

(k)	One property collateralizes a $7.1 million mortgage loan which matures on March 1, 2011.

(l)	One property collateralizes a $2.5 million mortgage loan which matures on January 1, 2012.

In addition to the above mortgage loans, the Consolidated Operating Partnership has a $1.2 million mortgage loan collateralized by one land parcel (not shown above) in Nashville, TN which matured on January 12, 2006 which the Consolidated Operating Partnership paid off and retired on the maturity date.

Consolidated Operating Partnership
Property Summary Totals

	Totals
			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/05(b)	Portfolio(b)

Atlanta, GA	5,202,959	36	86%	8.4%
Baltimore, MD	2,410,367	23	96%	3.9%
Central Pennsylvania	847,990	5	100%	1.37%
Chicago, IL	4,163,622	38	85%	6.8%
Cincinnati, OH	2,936,391	22	94%	4.8%
Cleveland, OH	462,000	1	100%	0.7%
Columbus, OH	2,452,752	8	95%	4.0%
Dallas, TX	5,892,103	102	89%	9.6%
Denver, CO	4,820,707	81	93%	7.8%
Des Moines, IA	150,444	1	100%	0.2%
Detroit, MI	3,645,682	118	90%	5.9%
Grand Rapids, MI	61,250	1	100%	0.1%
Houston, TX	3,612,557	30	94%	5.9%
Indianapolis, IN	3,904,871	47	93%	6.3%
Los Angeles, CA	1,043,033	10	99%	1.7%
Louisville, KY	443,500	2	89%	0.7%
Milwaukee, WI	1,934,474	14	98%	3.1%
Minneapolis/St. Paul, MN	4,519,690	47	91%	7.3%
Nashville, TN	1,651,566	13	91%	2.7%
N. New Jersey	2,126,396	31	92%	3.4%
Philadelphia, PA	21,512	1	100%	0.0%
Phoenix, AZ	1,236,338	14	90%	2.0%
Portland, OR	36,000	1	100%	0.1%
Raleigh, NC	397,120	2	100%	0.6%
Salt Lake City, UT	950,287	40	94%	1.5%
San Diego, CA	781,621	12	80%	1.3%
S. New Jersey	1,481,339	25	100%	2.4%
St. Louis, MO	1,317,999	12	95%	2.1%
Tampa, FL	1,311,450	36	88%	2.1%
Toronto, ON	336,540	2	100%	0.5%
Other(a)	1,521,866	11	100%	2.5%

Total or Average	61,674,426	786	92%	100.0%

(a)	Properties are located in Wichita, KS, McAllen, TX, Malvern, AK, Kansas City, MO, San Antonio, TX, Byhalia, MS, Birmingham, AL, Shreveport, LA and Greenville, SC.

(b)	Includes only in-service properties.

Other Real Estate Partnerships
Property Summary

The following tables summarize certain information as of December 31, 2005 with respect to the in-service properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.

Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA	—	—	109,294	3	237,338	2	90,289	1	—	—

Baltimore, MD	152,904	2	82,245	2	—	—	—	—	—	—

Central Pennsylvania	715,240	5	—	—	300,000	1	117,599	3	—	—

Chicago, IL	265,313	3	—	—	390,432	2	50,009	1	—	—

Denver, CO	—	—	—	—	110,400	1	—	—	—	—

Des Moines, IA	—	—	—	—	—	—	88,000	1	—	—

Detroit, MI	340,347	6	23,392	1	160,035	1	—	—	—	—

Indianapolis, IN	—	—	—	—	1,527,127	5	60,000	1	—	—

Los Angeles, CA	86,084	3	18,921	4	—	—	—		—	—

Milwaukee, WI	—	—	93,705	2	100,520	1	39,468	1	—	—

Minneapolis/St. Paul, MN	—	—	—	—	—	—	—	—	532,119	3

Nashville, TN	—	—	—	—	160,661	1	—	—	—	—

N. New Jersey	194,157	3	—	—	—	—	—	—	—	—

Philadelphia, PA	1,030,494	21	126,692	5	221,937	2	139,316	2	30,000	1

S. New Jersey	45,770	1	—	—	—	—	—	—	—	—

St. Louis, MO	—	—	—	—	245,000	2	—	—	—	—

Tampa, FL	—	—	44,427	1	—	—	—	—	—	—

Other(a)	99,000	3	—	—	490,500	1	—	—	—	—

Total	2,929,309	47	498,676	18	3,943,950	19	584,681	10	562,119	4

(a)	Properties are located in Austin, TX and Sparks, NV.

Other Real Estate Partnerships
Property Summary Totals

	Totals
			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/05(b)	Portfolio(b)

Atlanta, GA	436,921	6	94%	5.1%
Baltimore, MD	235,149	4	94%	2.8%
Central Pennsylvania	1,132,839	9	99%	13.3%
Chicago, IL	705,754	6	87%	8.3%
Denver, CO	110,400	1	93%	1.3%
Des Moines, IA	88,000	1	87%	1.0%
Detroit, MI	523,774	8	91%	6.1%
Indianapolis, IN	1,587,127	6	92%	18.6%
Los Angeles, CA	105,005	7	99%	1.2%
Milwaukee, WI	233,693	4	98%	2.7%
Minneapolis/St. Paul, MN	532,119	3	92%	6.2%
Nashville, TN	160,661	1	92%	1.9%
N. New Jersey	194,157	3	92%	2.3%
Philadelphia, PA	1,548,439	31	98%	18.2%
S. New Jersey	45,770	1	100%	0.5%
St. Louis, MO	245,000	2	96%	2.9%
Tampa, FL	44,427	1	88%	0.5%
Other(a)	589,500	4	100%	6.9%

Total or Average	8,518,735	98	92%	100.0%

(a)	Properties are located in Austin, TX and Sparks, NV.

(b)	Includes only in-service properties.

Property Acquisition Activity

During 2005, the Consolidated Operating Partnership acquired 149 industrial properties totaling approximately 18.4 million square feet of GLA at a total purchase price of approximately $661.3 million, or approximately $35.94 per square foot. The Consolidated Operating Partnership also purchased several land parcels for an aggregate purchase price of approximately $29.3 million. The 149 industrial properties acquired have the following characteristics

				Average
	Number			Occupancy
Metropolitan Area	of Properties	GLA	Property Type	at 12/31/05(c)

Indianapolis, IN(a)	1	286,555	Bulk Warehouse	N/A
San Diego, CA	1	111,920	Bulk Warehouse	N/A
Nashville, TN	1	177,004	Bulk Warehouse	100%
Cincinnati, OH	1	176,000	Bulk Warehouse	N/A
Dallas, TX	1	99,831	Light Industrial	N/A
Central PA(a)	1	249,600	Bulk Warehouse	N/A
Chicago, IL	1	97,450	Light Industrial	N/A
Dallas, TX(a)	1	73,986	Light Industrial	N/A
Houston, TX(a)	1	74,716	Light Industrial	N/A
Milwaukee, WI	4	368,462	Light Industrial & Bulk Warehouse	89%
Minneapolis, MN	1	83,285	R&D/Flex	100%
Des Moines(a)	1	90,000	Regional Warehouse	N/A

				Average
	Number			Occupancy
Metropolitan Area	of Properties	GLA	Property Type	at 12/31/05(c)

Des Moines(a)	1	200,000	Bulk Warehouse	N/A
Des Moines(a)	1	131,169	Manufacturing	N/A
Indianapolis	1	260,400	Bulk Warehouse	100%
Houston	1	200,000	Bulk Warehouse	100%
Phoenix, Chicago	3	371,000	Regional & Bulk Warehouse	100%
Des Moines(a)	1	400,000	Bulk Warehouse	N/A
Phoenix, AZ(a)	1	56,801	Light Industrial	N/A
Milwaukee, WI(a)	1	160,000	Bulk Warehouse	N/A
Dallas, TX(a)	1	395,970	Bulk Warehouse	N/A
Denver, CO	1	36,828	Light Industrial	100%
Dallas, TX	1	41,019	Light Industrial	100%
Baltimore, MD	4	115,985	R&D/Flex	87%
Minneapolis, MN	1	413,239	Light Industrial	N/A
Phoenix, AZ	3	384,683	Bulk Warehouse	N/A
Detroit, MI	1	55,000	Light Industrial	N/A
Atlanta, GA & Columbus, OH	3	720,953	Bulk Warehouse	100%
Atlanta, GA	1	90,000	Light Industrial	100%
Chicago, IL(a)	1	74,960	Manufacturing	N/A
Detroit, MI	1	53,550	Light Industrial	100%
Milwaukee, WI	1	44,342	Light Industrial	100%
S. New Jersey	1	355,000	R&D/Flex/Light Industrial	100%
Cincinnati, OH	1	175,250	Light Industrial	N/A
Los Angeles, CA	2	119,104	Light Industrial	N/A
Dallas/ Chicago/ Minneapolis	18	2,432,884	Light Industrial, R&D/Flex, Regional & Bulk Warehouse	99%
Los Angeles, CA(a)	1	33,145	Light Industrial	N/A
Atlanta, GA	1	152,819	Bulk Warehouse	100%
Orlando, FL	1	78,997	Light Industrial	N/A
Chicago, IL	2	303,760	Bulk Warehouse	100%
Chicago, IL	1	35,000	Regional Warehouse	100%
Detroit, MI	3	138,103	Light Industrial	100%
Detroit, MI	1	116,937	Bulk Warehouse	N/A
Nashville, TN	1	535,000	Bulk Warehouse	100%
Detroit, MI	1	18,550	R&D/Flex	N/A
Milwaukee/Cincinnati	13	1,556,659	Light Industrial/Regional & Bulk Warehouse	100%
Atlanta, GA	2	110,529	Light Industrial	90%
Central PA	1	81,600	Light Industrial	100%
Dallas, TX	1	48,118	Regional Warehouse	N/A
Central PA	1	106,637	Bulk Warehouse	N/A
Various	20	3,591,433	Lt Ind/R&D Flex/Mfg/Reg & Bulk Whse	100%
Milwaukee, WI	1	36,608	Light Industrial	N/A
Nashville, TN	1	51,528	Regional Warehouse	N/A
Detroit, MI	1	40,000	Light Industrial	100%
Indianapolis, IN	5	325,379	Light Industrial/R&D Flex/Regional Warehouse	100%
Houston, TX	1	38,950	R&D/Flex	N/A
Houston, TX	1	31,540	R&D/Flex	N/A
Los Angeles, CA	1	70,000	Light Industrial	95%
Atlanta, GA	2	287,600	Light Industrial/Bulk Warehouse	100%
Denver, CO	1	126,384	Manufacturing	100%
Tampa, FL	1	209,500	Bulk Warehouse	100%
Detroit, MI	1	88,700	Light Industrial	N/A
Baltimore, MD(b)	16	951,820	Light Industrial/R&D Flex	95%
San Diego, CA	1	65,755	Light Industrial	100%

	149	18,407,997

(a)	Property was sold in 2005.

(b)	Property acquired through foreclosure.

(c)	Includes only in-service properties.

During 2005, the Other Real Estate Partnerships acquired 12 industrial properties totaling approximately 1.7 million square feet of GLA at a total purchase price of approximately $62.1 million, or $36.47 per square foot. The twelve industrial properties acquired have the following characteristics:

	Number			Occupancy
Metropolitan Area	of Properties	GLA	Property Type	at 12/31/05(a)

Philadelphia, PA	1	178,537	Bulk Warehouse	100%
Denver, CO	1	110,400	Bulk Warehouse	100%
N. New Jersey	1	49,707	Light Industrial	100%
Central PA	1	243,380	Light Industrial	N/A
Central PA	1	332,170	Light Industrial	100%
Milwaukee, WI	1	100,520	Bulk Warehouse	100%
Atlanta, GA	1	296,059	Bulk Warehouse	N/A
Various	4	235,149	Lt Ind/R&D Flex/Mfg/Reg & Bulk Whse	100%
Chicago, IL	1	156,621	Light Industrial	100%

	12	1,702,543

(a)	Includes only in-service properties.

Property Development Activity

During 2005, the Consolidated Operating Partnership placed in-service 12 developments totaling approximately 2.6 million square feet of GLA at a total cost of approximately $141.9 million, or approximately $55.65 per square foot. The placed in-service developments have the following characteristics:

			Average
			Occupancy
Metropolitan Area	GLA	Property Type	at 12/31/05

Cedar Rapids, IA(a)	750,000	Bulk Warehouse	N/A
Tampa, FL(a)	27,980	R&D/Flex	N/A
St. Louis, MO(a)	144,400	Bulk Warehouse	N/A
Cincinnati, OH	180,000	Bulk Warehouse	100%
Cincinnati, OH	236,250	Bulk Warehouse	100%
Columbus, OH(a)	128,537	Bulk Warehouse	N/A
Detroit, MI	63,000	Regional Warehouse	100%
Denver, CO	16,120	R&D/Flex	100%
Tampa, FL	38,780	R&D/Flex	N/A
Phoenix, AZ	500,000	Bulk Warehouse	100%
Nashville, TN(a)	325,000	Bulk Warehouse	N/A
Malvern, AK	140,000	Bulk Warehouse	100%

	2,550,067

(a)	Property was sold in 2005.

At December 31, 2005, the Consolidated Operating Partnership had 20 development projects not placed in service, totaling an estimated 4.8 million square feet and with an estimated completion cost of approximately $210.6 million. The Consolidated Operating Partnership estimates it will place in service 19 of the 20 projects in fiscal year 2006. There can be no assurance that the Consolidated Operating Partnership will place these projects in service in 2006 or that the actual completion cost will not exceed the estimated completion cost stated above.

Property Sales

During 2005, the Consolidated Operating Partnership sold 82 industrial properties totaling approximately 10.7 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $561.6 million. The 82 industrial properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

St. Louis, MO	1	248,635	Bulk Warehouse
Cedar Rapids, IA	1	750,000	Bulk Warehouse
Indianapolis	1	286,555	Bulk Warehouse
Detroit, MI	1	127,800	Bulk Warehouse
Milwaukee, WI	1	104,190	Bulk Warehouse
Cincinnati, OH	1	143,438	Bulk Warehouse
Miami, FL	1	268,539	Bulk Warehouse
Minneapolis, MN	1	49,190	R&D/Flex
Minneapolis, MN	1	81,927	Light Industrial
Nashville, TN	1	518,400	Bulk Warehouse
Northern New Jersey	1	194,258	Bulk Warehouse
Houston, TX	1	48,000	Light Industrial
Northern New Jersey	2	29,000	R&D Flex/Light Industrial
Tampa, FL	1	27,980	R&D/Flex
Phoenix, AZ	2	99,436	Light Industrial
Cincinnati, OH	1	345,000	Bulk Warehouse
Northern New Jersey	1	208,000	Bulk Warehouse
Los Angeles, CA	2	30,157	Light Industrial
Houston, TX	1	74,716	Light Industrial
Minneapolis, MN	1	47,263	Light Industrial
Baltimore, MD	3	190,456	Light Industrial
Central PA	1	249,640	Bulk Warehouse
Tampa, FL	1	41,377	Regional Warehouse
Chicago, IL	1	288,000	Bulk Warehouse
Los Angeles, CA	3	245,302	Regional & Bulk Warehouse
Baltimore, MD	2	125,000	Light Industrial
Milwaukee, WI	1	160,000	Bulk Warehouse
Central PA	1	252,000	Bulk Warehouse
Atlanta, GA	1	239,435	Manufacturing
Phoenix, AZ	3	407,205	Bulk Warehouse
Des Moines, IA	1	90,000	Regional Warehouse
Los Angeles, CA	1	68,446	Regional Warehouse
St. Louis, MO	2	318,200	Bulk Warehouse
Southern New Jersey	—	25,779	Light Industrial
Tampa, FL	1	38,780	R&D/Flex
Dallas, TX	3	262,686	Lt Industrial/Regional & Bulk Warehouse
Denver, CO	1	34,740	Light Industrial
Chicago, IL	1	31,175	Light Industrial
Chicago, IL	1	74,960	Manufacturing

	Number of
Metropolitan Area	Properties	GLA	Property Type

Columbus, OH	1	128,537	Bulk Warehouse
Northern New Jersey	1	266,338	Bulk Warehouse
Denver, CO	1	14,822	R&D/Flex
Southern New Jersey	1	14,400	R&D/Flex
Atlanta, GA	1	36,000	Light Industrial
Los Angeles, CA	2	73,000	Light Industrial
Los Angeles, CA	1	33,145	Light Industrial
Salt Lake City, UT	4	100,072	Light Industrial
Phoenix, AZ	1	56,801	Light Industrial
Tampa, FL	6	179,494	R&D/Flex
Des Moines, IA	3	731,169	Manufacturing/Bulk Warehouse
Other, NH	1	107,908	R&D/Flex
Nashville, TN	1	325,000	Bulk Warehouse
Northern New Jersey	1	158,242	Bulk Warehouse
Northern New Jersey	1	87,500	Regional Warehouse
Tampa, FL	3	73,723	R&D Flex/Light Industrial
Dallas, TX	1	395,970	Bulk Warehouse
Atlanta, GA	1	1,054,500	Bulk Warehouse

	82	10,662,286

During 2005, the Other Real Estate Partnerships sold fourteen industrial properties totaling approximately 2.1 million square feet of GLA. Total gross sales proceeds approximated $94.5 million. The fourteen properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Central PA	1	112,500	Bulk Warehouse
Philadelphia, PA	1	61,157	Light Industrial
Philadelphia, PA	1	72,000	Regional Warehouse
Baltimore, MD	1	65,860	Light Industrial
Indianapolis	1	192,000	Bulk Warehouse
Atlanta, GA	1	59,959	Light Industrial
Philadelphia, PA	1	26,827	Manufacturing
Atlanta, GA	1	44,242	R&D/Flex
Atlanta, GA	1	800,000	Bulk Warehouse
Central PA	1	100,000	Bulk Warehouse
Central PA	1	198,386	Bulk Warehouse
Philadelphia, PA	1	40,000	Light Industrial
Chicago, IL	1	49,730	R&D/Flex
Central PA	1	300,000	Bulk Warehouse

	14	2,122,661

Property Acquisitions, Developments and Sales Subsequent to Year End

From January 1, 2006 to March 6, 2006, the Consolidated Operating Partnership acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $142.4 million (approximately $.9 million of which was made through the issuance of limited partnership interests in the Operating

Partnership (“Units”)). The Consolidated Operating Partnership also sold 16 industrial properties for approximately $240.1 million of gross proceeds during this period.

During the period January 1, 2006 through March 6, 2006, the Other Real Estate Partnerships acquired two industrial properties for a total estimated investment of approximately $7.3 million.

Tenant and Lease Information

The Consolidated Operating Partnership has a diverse base of over 2,400 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2005, approximately 92% of the GLA of the Consolidated Operating Partnership’s in-service properties was leased, and no single tenant or group of related tenants accounted for more than 4.5% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s combined rent revenues, nor did any single tenant or group of related tenants occupy more than 5.8% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s Combined total GLA as of December 31, 2005.

The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership’s in service properties as of December 31, 2005.

				Annual Base Rent
	Number of		Percentage of	Under Expiring	Percentage of Total
	Leases	GLA	GLA	Leases	Annual Base Rent
Year of Expiration(1)	Expiring	Expiring(2)	Expiring	(In thousands)	Expiring(2)

2006	713	12,732,193	22%	52,856	24%
2007	487	9,558,856	17%	39,933	18%
2008	468	8,754,317	15%	36,707	16%
2009	269	5,086,545	9%	22,181	10%
2010	240	5,317,872	9%	21,668	10%
2011	85	2,189,336	4%	7,619	3%
2012	31	1,085,093	2%	3,404	2%
2013	30	2,177,011	4%	7,263	3%
2014	19	1,022,704	2%	3,682	2%
2015	35	3,216,067	6%	11,055	5%
Thereafter	34	5,498,145	10%	15,104	7%

Total	2,411	56,638,139	100.0%	$221,472	100.0%

(1)	Lease expirations as of December 31, 2005 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)	Does not include existing vacancies of 5,036,287 aggregate square feet.

The Other Real Estate Partnerships have a diverse base of more than 250 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2005, approximately 92% of the GLA of the Other Real Estate Partnerships’ in-service properties was leased.

The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships’ properties in — service as of December 31, 2005.

				Annual Base Rent
	Number of		Percentage of	Under Expiring	Percentage of Total
	Leases	GLA	GLA	Leases	Annual Base Rent
Year of Expiration(1)	Expiring	Expiring(2)	Expiring	(In thousands)	Expiring(2)

2006	72	1,411,048	17.2%	6,794	19%
2007	47	1,054,689	12.9%	5,061	15%
2008	41	1,925,609	23.5%	7,784	22%
2009	35	880,319	10.8%	4,113	12%
2010	34	953,549	11.6%	4,176	12%
2011	16	955,757	11.7%	3,868	11%
2012	6	242,826	3.0%	1,033	3%
2013	7	371,684	4.5%	1,145	3%
2014	2	109,697	1.3%	279	1%
2015	3	244,803	3.0%	812	2%
Thereafter	1	37,765	0.5%	—	—%

Total	264	8,187,746	100.0%	$35,065	100.0%

(1)	Lease expirations as of December 31, 2005 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)	Does not include existing vacancies of 330,989 aggregate square feet.

Item 3.	Legal Proceedings

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

There is no established public trading market for the general partner and limited partner units. As of March 6, 2006, there were 251 holders of record of general partner and limited partner units (“Unit”).

Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.80 per unit ($.7000 per Unit per quarter). The Operating Partnership’s ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership’s partnership agreement have been made with respect to Preferred Units out of any funds legally available for that purpose.

The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

Distribution
Quarter Ended	Declared

December 31, 2005	$0.7000
September 30, 2005	$0.6950
June 30, 2005	$0.6950
March 31, 2005	$0.6950
December 31, 2004	$0.6950
September 30, 2004	$0.6850
June 30, 2004	$0.6850
March 31,2004	$0.6850

For the year ended December 31, 2005, the Operating Partnership issued 366,472 Units valued, in the aggregate, at $14.7 million in exchange for interests in certain properties.

All of the above Units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

Subject to lock-up periods and certain adjustments, Units are convertible into common stock, par value $0.01 per share, of the Company on a one-for-one basis or cash at the option of the Company.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership’s audited financial statements. The results of operations of properties sold are presented in discontinued operations if such properties met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposition and (b) the Consolidated Operating Partnership will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2005, 2004, 2003, 2002 and 2001 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership’s audited financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(In thousands, except per unit and property data)

Statement of Operations Data:
Total Revenues	$323,357	$258,768	$236,165	$220,847	$233,685
Interest Income	1,075	2,025	1,698	121	265
Market-to-Market/Gain on Settlement of Interest Rate Protection Agreement	811	1,583	—	—	—
Property Expenses	(108,519)	(87,461)	(80,562)	(73,062)	(72,153)
Expenses from Build to Suit Development for Sale	(15,574)	—	—	—	—
General and Administrative Expense	(54,846)	(38,912)	(25,607)	(19,230)	(17,990)
Interest Expense	(108,164)	(98,458)	(94,637)	(87,069)	(78,841)
Amortization of Deferred Financing Costs	(2,122)	(1,928)	(1,761)	(1,858)	(1,742)
Depreciation and Other Amortization	(105,714)	(77,404)	(60,046)	(49,387)	(45,775)
Gain (Loss) from Early Retirement of Debt (b)	82	(515)	—	(888)	(10,309)
Valuation Provision on Real Estate (a)	—	—	—	—	(6,490)
Equity in Income of Other Real Estate Partnerships	48,212	29,203	43,332	53,038	47,949
Equity in Income (Loss) of Joint Ventures	3,698	35,840	539	463	(791)
Income Tax Benefit	12,033	7,673	5,147	2,193	197

(Loss) Income from Continuing Operations	(5,671)	30,414	24,268	45,168	48,005
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $102,742, $81,806, $74,797 and $37,106 for the Year Ended December 31, 2005, 2004, 2003 and 2002), (c)	108,482	95,740	102,943	80,701	48,307
Provision for Income Taxes Allocable to Discontinued Operations (Including $19,719, $8,267, $1,988 and $1,435 allocable to Gain on Sale of Real Estate for the years ended December 31, 2005, 2004, 2003 and 2002, respectively)	(21,754)	(10,800)	(3,427)	(2,465)	(1,248)
Gain on Sale of Real Estate	28,870	15,112	9,594	16,408	42,942
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(10,711)	(5,312)	(2,322)	(3,394)	(43)

Net Income	99,216	125,154	131,056	136,418	137,963
Redemption of Preferred Units	—	(7,959)	—	(3,707)	—
Preferred Unit Distributions	(10,688)	(14,488)	(20,176)	(23,432)	(28,924)

Net Income Available to Unitholders	$88,528	$102,707	$110,880	$109,279	$109,039

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(In thousands, except per unit and property data)

Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$0.04	$0.38	$0.25	$0.68	$1.35

Diluted	$0.04	$0.37	$0.25	$0.67	$1.34

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$1.81	$2.18	$2.45	$2.38	$2.37

Diluted	$1.80	$2.16	$2.44	$2.37	$2.36

Distributions Per Unit	$2.7850	$2.7500	$2.7400	$2.7250	$2.6525

Weighted Average Number of Units Outstanding:
Basic	48,968	47,136	45,322	45,841	45,949

Diluted	49,193	47,467	45,443	46,079	46,258

Net Income	$99,216	$125,154	$131,056	$136,418	$137,963
Other Comprehensive (Loss) Income:
Cumulative Transition Adjustment	—	—	—	—	(14,920)
Settlement of Interest Rate Protection Agreements	—	6,816	—	1,772	(191)
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	(159)	—	—	—	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(1,414)	106	251	(126)	(231)
Write-off of Unamortized Interest Rate Protection Agreements Due to Early Retirement of Debt	—	—	—	—	2,156
Amortization of Interest Rate Protection Agreements	(1,085)	(512)	198	176	805

Comprehensive Income	$96,558	$131,564	$131,505	$138,240	$125,582

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	2,896,937	$2,486,414	$2,352,026	$2,316,970	$2,311,883
Real Estate, After Accumulated Depreciation	2,541,182	2,165,411	2,056,338	2,055,595	2,082,590
Real Estate Held for Sale, Net	16,840	50,286	—	7,040	28,702
Investment in and Advances to Other Real Estate Partnerships	378,864	339,967	374,906	377,776	378,350
Total Assets	3,230,465	2,721,151	2,633,262	2,585,805	2,580,652
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	1,811,322	1,572,473	1,451,269	1,402,069	1,277,722
Total Liabilities	2,016,827	1,711,429	1,570,195	1,525,587	1,400,727
Partners’ Capital	1,213,638	1,009,722	1,063,067	1,060,218	1,179,925
Other Data:
Cash Flow From Operating Activities	$82,831	$81,015	$91,266	$138,453	$145,986
Cash Flow From Investing Activities	(404,742)	5,570	18,115	11,007	(80,236)
Cash Flow From Financing Activities	325,653	(83,516)	(109,381)	(149,460)	(69,394)
Total In-Service Properties	786	726	729	798	812
Total In-Service GLA, in Square Feet	61,674,426	52,330,335	48,527,601	49,867,755	52,214,832
In-Service Occupancy Percentage	92%	91%	90%	89%	91%

(a)	Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa and Grand Rapids, Michigan.

(b)	In 2005, the Consolidated Operating Partnership wrote off $.05 million of financing fees related to the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated

on August 23, 2005. In addition, the Consolidated Operating Partnership paid $.3 million of finance fees and wrote off a loan premium of $.4 million on a mortgage loan payable which was assumed by the buyers of the related properties on July 13, 2005. In 2004, the Consolidated Operating Partnership paid off and retired a mortgage loan. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $.5 million which is comprised of the write-off of unamortized deferred financing costs and a prepayment penalty. In 2002, the Consolidated Operating Partnership paid off and retired certain senior unsecured debt. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Consolidated Operating Partnership, paid off and retired certain mortgage loans and senior unsecured debt. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $10.3 million, which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial, L.P. (the “Operating Partnership”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included herein in Item 1A, “Risk Factors” and in the Operating Partnership’s other filings with the Securities and Exchange Commission.

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.8% ownership interest at December 31, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $312.5 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.2% interest in the Operating Partnership at December 31, 2005.

The Operating Partnership or First Industrial Development Services, Inc. is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Development Services, Inc., (together with the Operating Partnership and the L.L.C.’s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. The Operating Partnership also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership. The Operating Partnership or First Industrial Development Services, Inc., through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, four joint ventures which invest in industrial properties (the “September 1998 Joint Venture” , the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a fifth joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 joint Venture and the September 2005 Joint venture; the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

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

As of December 31, 2005, the Consolidated Operating Partnership owned 786 in-service industrial properties, containing an aggregate of approximately 61.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2005, the Other Real Estate Partnerships owned 98 in-service industrial properties, containing an aggregate of approximately 8.5 million square feet of GLA. Of the 98 industrial properties owned by the Other Real Estate Partnerships at December 31, 2005, 21 are held by the Financing Partnership, 14 are held by the Securities Partnership, 11 are held by the Mortgage Partnership, 37 are held by the Pennsylvania Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership and one is held by TK-SV, LTD.

Management believes the Consolidated Operating Partnership’s financial condition and results of operations are, primarily, a function of the Consolidated Operating Partnership’s and its joint ventures’

performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of its and its joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing, either or both, occupancy rates and rental rates at the Consolidated Operating Partnership’s and its joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership’s and its joint ventures’ properties (as discussed below), for the Consolidated Operating Partnership’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership’s and its joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Consolidated Operating Partnership’s revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership’s or its joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership or its joint ventures were unable to rent their properties on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its and its joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership itself, and through its various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership’s and its joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership and its joint ventures face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership and its joint ventures may not be able to finance the acquisition and development opportunities they identify. If the Company and its joint ventures were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

The Consolidated Operating Partnership also generates income from the sale of its and its joint ventures’ properties (including existing buildings, buildings which the Consolidated Operating Partnership or joint ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through its various joint ventures, is continually engaged in, and its income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership and its joint ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in the Consolidated Operating Partnership’s income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the Consolidated Operating Partnership’s proceeds from such sales is used to fund the Consolidated Operating Partnership’s acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership and its joint ventures were unable to sell properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional equity securities to finance future acquisitions and developments, and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

•	The Consolidated Operating Partnership reviews its properties on a quarterly basis for possible impairment and provides a provision if impairments are determined. The Consolidated Operating Partnership utilizes the guidelines established under Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) to determine if impairment conditions exist. The Consolidated Operating Partnership reviews the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, the Consolidated Operating Partnership will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The calculation of the fair value involves subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and the discount rate used to present value the cash flows.

•	The Consolidated Operating Partnership is engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with FAS No. 141, “Business Combinations” (“FAS 141”), the Consolidated Operating Partnership is required to allocate purchase price between land, building, tenant improvements, leasing commissions, intangible assets and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. The Consolidated Operating Partnership also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on the Consolidated Operating Partnership’s assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The Consolidated Operating Partnership’s net income available to unitholders was $88.5 million and $102.7 million for the years ended December 31, 2005 and December 31, 2004, respectively. Basic and diluted net income available to unitholders was $1.81 and $1.80 per unit, respectively, for the year ended December 31, 2005, and $2.18 and $2.16 per unit, respectively, for the year ended December 31, 2004.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2005 and December 31, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31,

2003. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The future revenues and expenses may vary materially from historical rates.

At December 31, 2005 and 2004, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 89.1% and 90.1%, respectively.

	2005	2004	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$212,949	$213,742	$(793)	(0.4)%
Acquired Properties	50,864	11,613	39,251	338.0%
Sold Properties	19,273	40,725	(21,452)	(52.7)%
Properties Not Placed in-service	40,779	22,159	18,620	84.0%
Other	19,389	8,768	10,621	121.1%

	343,254	297,007	46,247	15.6%
Discontinued Operations	(19,897)	(38,239)	18,342	(48.0)%

Total Revenues	$323,357	$258,768	$64,589	25.0%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $39.3 million due to properties acquired subsequent to December 31, 2003. Revenues from sold properties decreased $21.5 million due to properties sold subsequent to December 31, 2003. Revenues from properties not in service increased by approximately $18.6 million due primarily to build-to-suit-for-sale revenues of $16.2 million. Other revenues increased by approximately $10.6 million due primarily to an increase in joint venture fees due to new joint ventures (as discussed further) and assignment fees.

	2005	2004	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$71,972	$68,842	$3,130	4.5%
Acquired Properties	15,079	3,668	11,411	311.1%
Sold Properties	7,051	13,812	(6,761)	(49.0)%
Properties Not Placed in-service	25,252	8,018	17,234	214.9%
Other	11,841	6,355	5,486	86.3%

	131,195	100,695	30,500	30.3%
Discontinued Operations	(7,102)	(13,234)	6,132	(46.3)%

Total Property Expenses	$124,093	$87,461	$36,632	41.9%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties increased $3.1 million or 4.5% primarily due to an increase of $.8 million in utility expense attributable to increases in water, gas and electric costs, an increase of $1.1 million in repair and maintenance attributable to increases in snow removal expense and an increase of $.6 million in real estate tax expense. Property expenses from acquired properties increased by $11.4 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $6.8 million due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service increased $17.2 million due primarily to build-to-suit-for-sale costs of $15.6 million. Other expense increased by $5.5 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $15.9 million, or 41.0%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

Amortization of deferred financing costs remained relatively unchanged.

	2005	2004	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$66,785	$62,897	$3,888	6.2%
Acquried Properties	27,011	3,759	23,252	618.6%
Sold Properties	6,075	11,510	(5,435)	(47.2)%
Properties Not in-service and Other	11,154	8,421	2,733	32.5%
Corporate Furniture, Fixtures & Equipment	1,371	1,279	92	7.2%

	112,396	87,866	24,530	27.9%
Discontinued Operations	(6,682)	(10,462)	3,780	(36.1)%

Total Depreciation and Other Amortization	$105,714	$77,404	$28,310	36.6%

The increase in depreciation and other amortization for same store properties is due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early, an acceleration of amortization on in-place lease values related to leases for which the tenants did not renew and a net increase in leasing commissions and tenant improvements paid in 2005 and 2004. Depreciation and other amortization from acquired properties increased by $23.3 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $5.4 million due to properties sold subsequent to December 31, 2003. Depreciation and other amortization for properties not in service and other increased by $2.7 million due primarily to depreciation expense being recognized in 2005 for developments that were substantially completed. Amortization of corporate furniture, fixtures and equipment remained relatively unchanged.

Interest income remained relatively unchanged.

Interest expense increased by $9.7 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2005 ($1,687.8 million), as compared to the year ended December 31, 2004 ($1,520.4 million) and an increase in the weighted average interest rate for the year ended December 31, 2005 (6.62%), as compared to the year ended December 31, 2004 (6.60%). This was partially offset by an increase in capitalized interest for the year ended December 31, 2005 due to an increase in development activities.

The Consolidated Operating Partnership recognized a $.08 million gain on the early retirement of debt for the year ended December 31, 2005. This includes $.05 million write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes a payment of $.3 million of fees and a write-off of loan premium of $.4 million on a $13.7 million mortgage loan which was assumed by the buyers of the related properties on July 13, 2005. The loss on early retirement of debt of approximately $.5 million for the year ended December 31, 2004 is comprised of the write-off of unamortized deferred financing costs, a loan premium and a prepayment penalty related to the early pay off and retirement of a $4.8 million mortgage loan (the “Acquisition Mortgage Loan XI.”)

The Consolidated Operating Partnership recognized a $.6 million gain related to the settlement/mark-to-market of two interest rate protection agreements that the Consolidated Operating Partnership entered into during 2005 in order to hedge the change in value of a build to suit development project as well as $.2 million in deferred gain that was re-classed out of other comprehensive income relating to a settled interest rate protection agreement that no longer qualified for hedge accounting.

In March 2004, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the year ended December 31, 2004. In November 2004, the Consolidated Operating Partnership settled an interest rate protection agreement for $.3 million that had been designated as a cash flow hedge of $50.0 million of a forecasted debt issuance. Hedge ineffectiveness in the amount of $.1 million, due to a mismatch in the forecasted debt issuance dates, was recognized in net income. The remaining $.2 million is included in other comprehensive income and was reclassed into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

Income tax benefit increased by $4.4 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs, which increases the loss from continuing operations, incurred in the year ended December 31, 2005 compared to the year ended December 31, 2004 associated with additional investment activity in the Company’s taxable REIT subsidiary. The increase in the income tax benefit is partially offset by an increase in state tax expense.

Equity in income of Other Real Estate Partnerships increased by $19.0 million primarily due to an increase in gain on sale of real estate.

Equity in income of joint ventures decreased by $32.1 million due primarily to the Company’s allocation of gain from the sale of all the properties in December 2001 joint venture and the Company’s recognition of the deferred gain on its initial sale of certain properties to the December 2001 joint venture recognized in the year ended December 31, 2004.

The $28.9 million gain on sale of real estate for the year ended December 31, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $15.1 million gain on sale of real estate for the year ended December 31, 2004 resulted from the sale of four industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the year ended December 31, 2005 and December 31, 2004.

	Year Ended
	December 31,
	2005	2004

Total Revenues	$19,897	$38,239
Operating Expenses	(7,102)	(13,234)
Interest Expense	(373)	(609)
Depreciation and Amortization	(6,682)	(10,462)
Provision for Income Taxes Allocable to Operations	(2,035)	(2,533)
Gain on Sale of Real Estate	102,742	81,806
Provision for Income Taxes Allocable to Gain on Sale	(19,719)	(8,267)

Income from Discontinued Operations	$86,728	$84,940

Income from discontinued operations, net of income taxes, for the year ended December 31, 2005 reflects the results of operations and gain on sale of real estate of $102.7 million relating to 73 industrial properties that were sold during the year ended December 31, 2005 and the results of operations from five properties identified as held for sale at December 31, 2005.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2004 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2005, five properties identified as held for sale at December 31, 2005, industrial properties that were sold during the year ended December 31, 2004 as well as the gain on sale of real estate of $81.8 million from the 86 industrial properties which were sold during the year ended December 31, 2004.

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

	2004	2003	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$212,298	$215,026	$(2,728)	(1.3)%
Acquired Properties	41,935	9,895	32,040	323.8%
Sold Properties	18,440	50,982	(32,542)	(63.8)%
Properties Not Placed in-service	15,593	15,915	(322)	(2.0)%
Other	8,741	7,641	1,100	14.4%

	297,007	299,459	(2,452)	(0.8)%
Discontinued Operations	(38,239)	(63,294)	25,055	(39.6)%

Total Revenues	$258,768	$236,165	$22,603	9.6%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $32.0 million due to properties acquired subsequent to December 31, 2002. Revenues from sold properties decreased $32.5 million due to properties sold subsequent to December 31, 2002. Other revenues increased by approximately $1.1 million due primarily to an increase in third party development and joint venture fees, partially offset by a decrease in assignment fees.

	2004	2003	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$69,071	$71,946	$(2,875)	(4.0)%
Acquired Properties	12,443	3,008	9,435	313.7%
Sold Properties	5,917	16,177	(10,260)	(63.4)%
Properties Not Placed in-service	7,156	5,373	1,783	33.2%
Other	6,108	4,375	1,733	39.6%

	100,695	100,879	(184)	(0.2)%
Discontinued Operations	(13,234)	(20,317)	7,083	(34.9)%

Total Property Expenses	$87,461	$80,562	$6,899	8.6%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased by approximately $2.9 million primarily due to a decrease in bad debt expense. Property expenses from acquired properties increased by $9.4 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $10.3 million due to properties sold subsequent to December 31, 2002. Property expenses from properties not in service increased $1.8 million due primarily to an increase in bad debt expense. Other expense increased by $1.7 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $13.3 million, or 52.0%, due primarily to increases in employee incentive compensation and outside professional service fees.

Amortization of deferred financing costs remained relatively unchanged.

	2004	2003	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$59,775	$54,756	$5,019	9.2%
Acquried Properties	15,796	3,710	12,086	325.8%
Sold Properties	4,107	10,438	(6,331)	(60.7)%
Properties Not in-service and Other	6,909	4,190	2,719	64.9%
Corporate Furniture, Fixtures & Equipment	1,279	1,222	57	4.7%

	87,866	74,316	13,550	18.2%
Discontinued Operations	(10,462)	(14,270)	3,808	(26.7)%

Total Depreciation and Other Amortization	$77,404	$60,046	$17,358	28.9%

The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and, building and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $12.1 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $6.3 million due to properties sold subsequent to December 31, 2002. Depreciation and other amortization for properties not in service and other increased by $2.7 million due primarily to depreciation expense being recognized in 2004 for developments that were substantially completed.

Interest income remained relatively unchanged.

In March 2004, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the year ended December 31, 2004. In November 2004, the Consolidated Operating Partnership settled an interest rate protection agreement for $.3 million that had been designated as a cash flow hedge of $50.0 million of a forecasted debt issuance. Hedge ineffectiveness in the amount of $.1 million, due to a mismatch in the forecasted debt issuance dates, was recognized in net income. The remaining $.2 million was included in other comprehensive income and was reclassed into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

Interest expense increased by $3.8 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2004 ($1,520.4 million), as compared to the year ended December 31, 2003 ($1,452.0 million). This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2004 (6.60%), as compared to the year ended December 31, 2003 (6.61%), and an increase in capitalized interest for the year ended December 31, 2004 due to an increase in development activities.

The $.5 million loss on early retirement of debt for the year ended December 31, 2004 is comprised of the write-off of unamortized deferred financing costs and a prepayment penalty related to the early payoff and retirement of the Acquisition Mortgage Loan XI.

Income tax benefit increased by $2.5 million due primarily to an increase in general and administrative expense (“G&A”), which increases the loss from continuing operations, due to additional G&A costs incurred in 2004 compared to 2003 associated with additional investment activity in the Company’s taxable REIT subsidiary.

Equity in income of Other Real Estate Partnerships decreased by $14.1 million primarily due to the decrease in net operating income as a result of property sales subsequent to December 31, 2003 .

Equity in income of joint ventures increased by $35.3 million due primarily to the Consolidated Operating Partnership’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Consolidated Operating Partnership’s recognition of the deferred gain on it’s initial sale of properties to the December 2001 Joint Venture in the year ended December 31, 2004.

The $15.1 million gain on sale of real estate for the year ended December 31, 2004 resulted from the sale of four industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $9.6 million gain on sale of real estate for the year ended December 31, 2003 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the year ended December 31, 2004 and December 31, 2003.

	Year Ended
	December 31,
	2004	2003

Total Revenues	$38,239	$63,294
Operating Expenses	(13,234)	(20,317)
Interest Expense	(609)	(561)
Depreciation and Amortization	(10,462)	(14,270)
Provision for Income Taxes Allocable to Operations	(2,533)	(1,439)
Gain on Sale of Real Estate	81,806	74,797
Provision for Income Taxes Allocable to Gain on Sale	(8,267)	(1,988)

Income from Discontinued Operations	$84,940	$99,516

Income from discontinued operations, net of income taxes, for the year ended December 31, 2004 reflects the results of operations and gain on sale of real estate of $81.8 million relating to 86 industrial properties that were sold during the year ended December 31, 2004 and the results of operations from eight properties identified as held for sale at December 31, 2004.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2003 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2004, eight properties identified as held for sale at December 31, 2004, industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $74.8 million from the 113 industrial properties which were sold during the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Consolidated Operating Partnership’s cash and cash equivalents, as well as restricted cash, was approximately $21.8 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership’s 7.0% Notes due in 2006, in the aggregate principal amount of $150 million are due on December 1, 2006 (the “2006 Notes”). The Company expects to satisfy the maturity of the 2006 Notes with the issuance of additional debt. With the exception of the 2006 Notes, the Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company’s REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and additional Units and preferred Units. As of December 31, 2005, approximately $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of March 6, 2006, approximately $300.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of March 6, 2006, the Consolidated Operating Partnership, through the Operating Partnership, had approximately $212.4 million available in additional borrowings under the 2005 Unsecured Line of Credit I. The 2005 Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .625% or the Prime Rate, at the Company’s election. The Unsecured Lines of

Credit contain certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The Consolidated Operating Partnership’s access to borrowings may be limited if it fails to meet any of these covenants. Also, the Consolidated Operating Partnership’s borrowing rate on its 2005 Unsecured Line of Credit I may increase in the event of a downgrade on the Consolidated Operating Partnership’s unsecured notes by the rating agencies.

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

Year Ended December 31, 2005

Net cash provided by operating activities of approximately $82.8 million for the year ended December 31, 2005 was comprised primarily of net income of approximately $99.2 million, the net change in operating assets and liabilities of approximately $1.4 million, and net distributions from joint ventures of $.1 million, offset by adjustments for non-cash items of approximately $17.9 million. The adjustments for the non-cash items of approximately $17.9 million are primarily comprised of the gain on sale of real estate of approximately $131.6 million, the effect of the straight-lining of rental income of approximately $7.5 million, and other of $.2 offset by an increase of the bad debt provision of approximately $1.7 million and depreciation and amortization of approximately $119.7 million.

Net cash used in investing activities of approximately $404.7 million for the year ended December 31, 2005 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions and investments in the Consolidated Operating Partnership’s joint ventures partially offset by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, distributions from the Other Real Estate Partnerships and distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures.

During the year ended December 31, 2005, the Consolidated Operating Partnership sold 82 industrial properties comprising approximately 10.7 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 82 industrial properties and several land parcels were approximately $561.6 million.

During the year ended December 31, 2005, the Consolidated Operating Partnership acquired 149 industrial properties comprising approximately 18.4 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $690.6 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also substantially completed the development of five industrial properties comprising approximately 1.8 million square feet of GLA at an estimated cost of approximately $97.5 million.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, contributed approximately $43.3 million to, and received distributions of approximately $6.8 million from, the Operating Partnership’s industrial real estate joint ventures. As of December 31, 2005, the Operating Partnership’s industrial real estate joint ventures owned 316 industrial properties comprising approximately 24.3 million square feet of GLA.

Net cash provided by financing activities of approximately $325.7 million for the year ended December 31, 2005 was comprised primarily from the net proceeds from the exercise of stock options and issuance of common and preferred units, net borrowings under the Consolidated Operating Partnership’s Unsecured Lines of Credit partially offset by the payoff and retirement of senior unsecured debt, general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, the repurchase of restricted units and net repayments on mortgage loans payable.

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, each representing $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of $181.5 from the issuance of the Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series I Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Refer to the Subsequent Events Section (hereinafter) for the redemption of the Series I Preferred Stock and Series I Preferred Units.

On November 20, 1997, the Consolidated Operating Partnership, issued $50 million of senior unsecured debt which matured on November 21, 2005 and bore a coupon interest rate of 6.90%, which was the effective interest rate (the “2005 Notes”). On November 21, 2005 the Consolidated Operating Partnership, paid off and retired the 2005 Notes for $50 million plus accrued interest.

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The net proceeds of $48.8 million received from the December 2005 Equity Offering were contributed to the Operating Partnership in exchange for 1,250,000 Units and are reflected in the Operating Partnership’s financial statements as a general partner contribution.

For the year ended December 31, 2005, the Operating Partnership issued 366,472 Units valued, in the aggregate, at $14.7 million in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership’s financial statements as limited partner contributions.

During the year ended December 31, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 10,164 shares of restricted common stock to certain Directors. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $8.4 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

For the year ended December 31, 2005, certain employees of the Company exercised 248,881 non-qualified employee stock options. Net proceeds to the Company were approximately $6.7 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 248,881 Units to the Company.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2005 (In thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases*	$40,660	$1,678	$3,185	$3,167	$32,630
Real Estate Development*	93,784	93,784	—	—	—
Long-term Debt	1,823,975	280,026	486,986	147,435	909,528
Interest Expense on Long Term Debt*	858,708	95,641	152,739	137,137	473,191

Total	$2,817,127	$471,129	$642,910	$287,739	$1,415,349

*	Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes or to support purchase obligations. At December 31, 2005 the Consolidated Operating Partnership has $7.6 million in outstanding letters of credit, none of which are reflected as liabilities on the Consolidated Operating Partnership’s balance sheet. The Consolidated Operating Partnership has no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.

Environmental

The Consolidated Operating Partnership incurred environmental costs of approximately $.3 million and $.5 million in 2005 and 2004, respectively. The Consolidated Operating Partnership estimates 2006 costs of approximately $.7 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2006 and beyond with regard to currently identified environmental issues will not exceed approximately $1.2 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges was 1.08, 1.38 and 1.32 for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in earnings to fixed charges between fiscal years 2005 and 2004 is primarily due to a decrease in income from continuing operations in fiscal year 2005 due to a decrease in equity in income from joint ventures and an increase in depreciation and amortization expense for fiscal year 2005 as compared to fiscal year 2004 as discussed in “Results of Operations” above. The increase in earnings to fixed charges between fiscal years 2004 and 2003 is primarily due to an increase in income from continuing operations in fiscal year 2004 due to an increase in the equity in income of joint ventures, as discussed in “Results of Operations” above.

Market Risk

The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2005, $1,353.8 million (approximately 74.7% of total debt at December 31, 2005) of the Consolidated Operating Partnership’s debt was fixed rate debt and $457.5 million (approximately 25.3% of total debt at December 31, 2005) of the Consolidated Operating Partnership’s debt was variable rate debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2005, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $2.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2005 by approximately $47.3 million, to $1,424.5 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2005 by approximately $56.2 million, to $1,528.0 million.

Subsequent Events

On January 3, 2006, the Operating Partnership paid fourth quarter 2005 distributions of $53.906 per Unit Series C Preferred Units, totaling, in the aggregate, approximately $1.1 million; and a monthly distribution of $1,930.243 per Unit on its Series I Preferred Units, totaling, in the aggregate, approximately $1.5 million.

On January 5, 2006, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., settled the interest rate protection agreement entered into in October 2005 with a notional value of $50 million for a payment of $.2 million.

The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. The Series I Preferred Units were redeemed on January 13, 2006 as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the initial offering costs associated with the issuance of the Series I Preferred Units of approximately $.7 million will be reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per Unit for the three months ended March 31, 2006.

On January 10, 2006, the Operating Partnership, issued $200 million of senior unsecured debt which matures on January 15, 2016 and bears a coupon interest rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. In December 2005, the Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. On January 9, 2006 the Operating Partnership settled the interest rate protection agreements for a payment of approximately $1.7 million, which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Operating Partnership’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On January 23, 2006, the Operating Partnership paid a fourth quarter 2005 distribution of $.7000 per Unit, totaling approximately $35.8 million.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Flexible Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock was contributed to the Operating Partnership in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On March 8, 2006, the Consolidated Operating Partnership declared a first quarter 2006 distribution of $.70 per Unit which is payable on April 17, 2006. The Consolidated Operating Partnership also declared first quarter 2006 preferred unit distributions of $53.906 per Unit on its 8 5/8% Series C Cumulative Preferred Units, totaling, in the aggregate, approximately $1.1 million, which is payable on March 31, 2006; semi-annual dividends of $3,118.00 per Unit on its Series F Preferred Unit, totaling, in the aggregate, approximately $1.6 million, which is payable on March 31, 2006; and semi-annual dividends of $3,618.00 per Unit on its Series G Preferred Unit, totaling, in the aggregate, approximately $.9 million, which is payable on March 31, 2006; and prorated quarterly dividends of $3,927.08 per Unit on its Series J Preferred Unit, totaling, in the aggregate, approximately $2.4 million, which is payable on March 31, 2006.

From January 1, 2006 to March 8, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $12.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2006 to March 6, 2006, the Consolidated Operating Partnership acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $142.4 million (approximately $.9 million of Units). The Consolidated Operating Partnership also sold 16 industrial properties including the industrial property that is accounted for as a build to suit development for sale, for approximately $240.1 million of gross proceeds during this period.

Related Party Transactions

The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2005 and 2004, this relative received approximately $.3 and $.03 million in brokerage commissions.

Other

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material effect on the Operating Partnership’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005, and allows several different methods of transition. The Consolidated Operating Partnership expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Consolidated Operating Partnership adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on the Operating Partnerships’ consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is

the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Operating Partnership adopted EITF 04-05 as of December 31, 2005. The adoption of the EITF had no impact on the Operating partnerships’ results of operations, financial position or liquidity.

In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Operating Partnership’s results of operations, financial position, or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page F-1 included in Item 15.

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

The Consolidated Operating Partnership carried out an evaluation, under the supervision and with the participation of the Consolidated Operating Partnership’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Consolidated Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Consolidated Operating Partnership’s principal executive officer and principal financial officer concluded that the Consolidated Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management of the Consolidated Operating Partnership has assessed the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management of the Consolidated Operating Partnership has concluded that, as of December 31, 2005, the Consolidated Operating Partnership’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm on page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

On December 22, 2005, the Consolidated Operating Partnership filed a Form 8-K disclosing that, on December 19, 2005, management and the audit committee of the Consolidated Operating Partnership determined that the Consolidated Operating Partnership’s consolidated balance sheet as of December 31, 2004 and consolidated statement of changes in partners’ capital for the year then ended contained in its annual report on Form 10-K for the year then ended and its consolidated balance sheets as of March 31, 2005, June 30, 2005 and September 30, 2005 contained in its quarterly reports on Form 10-Q for the periods ended on such dates (such financial statements being herein collectively referred to as the “Affected Financial Statements”) should no longer be relied upon and should be restated because of errors in such financial statements. These errors did not impact the Consolidated Operating Partnership’s consolidated statements of operations and comprehensive income or its consolidated statements of cash flows and, consequently, did not impact earnings per unit (basic and diluted).

The errors had no impact on the consolidated financial statements of First Industrial Realty Trust, Inc. (the “REIT”), which is the general partner of the Consolidated Operating Partnership, and did not constitute a material weakness in the internal control over financial reporting of the REIT.

The errors related to how the Consolidated Operating Partnership recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units and the issuance of its Series F, Series G and Series H General Partner Preferred Units. In its consolidated statement of changes in partners’ capital for the year ended December 31, 2004, the Consolidated Operating Partnership incorrectly recorded the redemption of its Series D, Series E and Series H General Partner Preferred Units as a reduction to the General Partner Unit account dollar balance instead of as a reduction to the General Partner Preferred Unit account dollar balance and the issuance of its Series F, Series G and Series H General Partner Preferred Units as an increase to the General Partner Unit account dollar balance instead of as an increase to the General Partner Preferred Unit account dollar balance. Additionally, the redemption of its Series D, Series E and Series H General Partner Preferred Units that was reflected in the General Partner Unit account dollar balance was effected at par, which was in excess of the related carrying amounts. Such excess should have been treated as a preferred unit distribution in accordance with Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”). EITF Topic D-42 requires the difference between the cost of redeeming preferred stock and the carrying value of such preferred stock on the date of the redemption to be treated as a preferred distribution. Due to the determination to restate the Affected Financial Statements as described above, management concluded that, as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, a material weakness in the Consolidated Operating Partnership’s internal control over financial reporting existed.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, the Consolidated Operating Partnership did not maintain effective controls over the accuracy, presentation, monitoring and review of its General Partner Unit and General Partner Preferred Unit account dollar balances. Specifically, the Consolidated Operating Partnership did not maintain effective controls over the accuracy, presentation, monitoring and review of data related to preferred unit issuances and redemptions as reflected on a supporting spreadsheet schedule used by management to prepare the Consolidated Operating Partnership’s financial statements. This control deficiency resulted in the restatement of the Consolidated Operating Partnership’s 2004 consolidated financial statements and the Consolidated Operating Partnership’s first, second and third quarter consolidated financial statements in 2005. Accordingly, management concluded that this control deficiency constituted a material weakness. Management took immediate action upon identification of this material weakness and reviewed the Consolidated Operating Partnership’s partners’ capital accounts and corrected the General Partner Preferred Unit and General Partner Unit account dollar balances. Additionally, management implemented additional controls to remediate this control deficiency. Specifically, such additional controls involved the completion of a schedule which reconciles the equity accounts of the Consolidated Operating Partnership to the equity accounts of the Company.

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

(a) Financial Statements, Financial Statement Schedule and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1.

(3) Exhibits:

Exhibit No.	Description

3.1	Tenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”) dated January 13, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
3.2	Amendment No. 1 dated January 20, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13102)

Exhibit No.	Description

4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.8	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.10	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.12	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.13	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

Exhibit No.		Description

4.14		Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.15		Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.16		Supplemental Indenture No. 8, dated as of May 17,relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.17		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.18		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
10.1		Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of First Industrial, L.P., dated September 16, 2004, File No. 333-21873)
10.2		Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of August 23, 2005, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed August 25, 2005, File No. 1-13102)
12	.1*	Computation of ratios of earnings to fixed charges of First Industrial, L.P.
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13102)
23*		Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith

EXHIBIT INDEX

Exhibit No.	Description

3.1	Tenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”) dated January 13, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
3.2	Amendment No. 1 dated January 20, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13102)
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.6	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-13102)
4.7	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.8	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.10	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibit No.		Description

4.12		Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.13		Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.14		Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.15		Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.16		Supplemental Indenture No. 8, dated as of May 17,relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.17		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.18		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
10.1		Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of First Industrial, L.P., dated September 16, 2004, File No. 333-21873)
10.2		Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of August 23, 2005, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed August 25, 2005, File No. 1-13102)
12	.1*	Computation of ratios of earnings to fixed charges of First Industrial, L.P.
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13102)
23*		Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith

FIRST INDUSTRIAL, L.P.

OTHER REAL ESTATE PARTNERSHIPS

FIRST INDUSTRIAL, L.P.

FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENT SCHEDULE
Schedule III: Real Estate and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:

We have completed integrated audits of First Industrial, L.P.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (“the Consolidated Operating Partnership”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Consolidated Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Consolidated Operating Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Consolidated Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Consolidated Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2006

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$490,359	$423,836
Buildings and Improvements	2,340,504	2,039,486
Construction in Progress	66,074	23,092
Less: Accumulated Depreciation	(355,755)	(321,003)

Net Investment in Real Estate	2,541,182	2,165,411

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,622 and $2,908 at December 31, 2005 and December 31, 2004	16,840	50,286
Investments in and Advances to Other Real Estate Partnerships	378,864	339,967
Cash and Cash Equivalents	6,811	3,069
Restricted Cash	14,945	25
Tenant Accounts Receivable, Net	7,627	6,509
Investments in Joint Ventures	44,330	5,489
Deferred Rent Receivable, Net	21,520	15,928
Deferred Financing Costs, Net	10,907	11,569
Deferred Leasing Intangibles, Net	70,879	38,200
Prepaid Expenses and Other Assets, Net	116,560	84,698

Total Assets	$3,230,465	$2,721,151

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$54,929	$57,449
Senior Unsecured Debt, Net	1,298,893	1,347,524
Unsecured Lines of Credit	457,500	167,500
Accounts Payable and Accrued Expenses	116,249	68,577
Deferred Leasing Intangibles, Net	22,169	8,451
Rents Received in Advance and Security Deposits	27,578	26,441
Dividends Payable	39,509	35,487

Total Liabilities	2,016,827	1,711,429

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,500 and 20,750 units issued and outstanding at December 31, 2005 and 2004, respectively), with a liquidation preference of $312,500 and $125,000, respectively	303,068	121,584
General Partner Units (44,444,710 and 42,834,091 units issued and outstanding at December 31, 2005 and 2004, respectively)	773,921	757,840
Unamortized Value of General Partnership Restricted Units	(16,825)	(19,611)
Limited Partners’ Units (6,740,742 and 6,455,914 units issued and outstanding at December 31, 2005 and 2004, respectively)	159,832	153,609
Accumulated Other Comprehensive Loss	(6,358)	(3,700)

Total Partners’ Capital	1,213,638	1,009,722

Total Liabilities and Partners’ Capital	$3,230,465	$2,721,151

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(In thousands except per unit data)

Revenues:
Rental Income	$222,997	$193,156	$176,720
Tenant Recoveries and Other Income	84,119	65,612	59,445
Build to Suit Development for Sale Revenues	16,241	—

Total Revenues	323,357	258,768	236,165

Expenses:
Real Estate Taxes	47,003	40,026	37,121
Repairs and Maintenance	24,677	20,862	19,053
Property Management	17,042	11,699	8,955
Utilities	10,721	8,695	7,299
Insurance	2,317	2,882	2,469
Other	6,759	3,297	5,665
General and Administrative	54,846	38,912	25,607
Amortization of Deferred Financing Costs	2,122	1,928	1,761
Depreciation and Other Amortization	105,714	77,404	60,046
Expenses from Build to Suit Development for Sale	15,574	—	—

Total Expenses	286,775	205,705	167,976

Other Income/Expense:
Interest Income	1,075	2,025	1,698
Mark-to-Market/Gain on Settlement of Interest Rate Protection Agreements	811	1,583	—
Interest Expense	(108,164)	(98,458)	(94,637)
Gain (Loss) From Early Retirement of Debt	82	(515)	—

Total Other Income/Expense	(106,196)	(95,365)	(92,939)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(69,614)	(42,302)	(24,750)
Equity in Income of Other Real Estate Partnerships	48,212	29,203	43,332
Equity in Income of Joint Ventures	3,698	35,840	539
Income Tax Benefit	12,033	7,673	5,147

(Loss) Income from Continuing Operations	(5,671)	30,414	24,268
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $102,742, $81,806 and $74,797 for the Years Ended December 31, 2005, 2004 and 2003 respectively)	108,482	95,740	102,943
Provision for Income Taxes Allocable to Discontinued Operations (Including $19,719, $8,267 and $1,988 allocable to Gain on Sale of Real Estate for the Year Ended December 31, 2005, 2004 and 2003, respectively)	(21,754)	(10,800)	(3,427)

Income Before Gain on Sale of Real Estate	81,057	115,354	123,784
Gain on Sale of Real Estate	28,870	15,112	9,594
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(10,711)	(5,312)	(2,322)

Net Income	99,216	125,154	131,056
Less: Preferred Unit Distributions	(10,688)	(14,488)	(20,176)
Less: Redemption of Preferred Units	—	(7,959)	—

Net Income Available to Unitholders	$88,528	$102,707	$110,880

Basic Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$0.04	$0.38	$0.25

Income from Discontinued Operations	$1.77	$1.80	$2.20

Net Income Available to Unitholders	$1.81	$2.18	$2.45

Weighted Average Units Outstanding	48,968	47,136	45,322

Diluted Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$0.04	$0.37	$0.25

Income from Discontinued Operations	$1.76	$1.79	$2.19

Net Income Available to Unitholders	$1.80	$2.16	$2.44

Weighted Average Units Outstanding	49,193	47,467	45,443

Distributions Per Unit	$2.7850	$2.7500	$2.7400

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL , LP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

Net Income	$99,216	$125,154	$131,056
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	—	6,816	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	(159)	—	—
Mark-to-Market of Interest Rate Protection Agreements	(1,414)	106	251
Amortization of Interest Rate Protection Agreements	(1,085)	(512)	198

Comprehensive Income	$96,558	$131,564	$131,505

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

General Partner Preferred Units — Beginning of Year	$121,584	$240,697	$240,697
Distributions	(10,688)	(22,447)	(20,176)
Issuance of Preferred Units	181,484	194,424	—
Redemption of Preferred Units	—	(313,537)	—
Net Income	10,688	22,447	20,176

General Partner Preferred Units — End of Year	$303,068	$121,584	$240,697

General Partner Units — Beginning of Year	$757,840	$687,721	$665,647
Contributions and Issuance of General Partner Units	56,122	99,280	15,117
Issuance of General Partner Restricted Units	8,381	8,379	20,641
Purchase of General Partnership Units	—	—	(997)
Repurchase and Retirement of Restricted Units/Units	(3,285)	(3,751)	(1,865)
Restricted Unit Forfeitures	(2,972)	(14,095)	—
Amortization of Stock Based Compensation	—	—	54
Distributions	(120,995)	(114,569)	(108,171)
Unit Conversions	1,951	6,195	2,750
Net Income	76,879	88,680	94,545

General Partner Units — End of Year	$773,921	$757,840	$687,721

Unamort. Value of Gen. Partner Restricted Units — Beg. of Year	$(19,611)	$(19,035)	$(4,307)
Issuance of General Partner Restricted Units	(8,381)	(8,379)	(20,641)
Amortization of General Partner Restricted Units	8,845	6,866	5,913
Restricted Unit Forfeitures	2,322	937	—

Unamort. Value of Gen. Partner Restricted Units — End of Year	$(16,825)	$(19,611)	$(19,035)

Limited Partners Units — Beginning of Year	$153,609	$163,794	$168,740
Contributions and Issuance of Limited Partner Units	14,698	—	—
Distributions	(18,173)	(18,017)	(18,531)
Unit Conversions	(1,951)	(6,195)	(2,750)
Net Income	11,649	14,027	16,335

Limited Partners Units — End of Year	$159,832	$153,609	$163,794

Accum. Other Comprehensive Loss — Beginning of Year	$(3,700)	$(10,110)	$(10,559)
Settlement of Interest Rate Protection Agreements	—	6,816	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	(159)	—	—
Mark to Market of Interest Rate Protection Agreements	(1,414)	106	251
Amortization of Interest Rate Protection Agreements	(1,085)	(512)	198

Accum. Other Comprehensive Loss — End of Year	$(6,358)	$(3,700)	$(10,110)

Total Partners’ Capital at End of Year	$1,213,638	$1,009,722	$1,063,067

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, LP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$99,216	$125,154	$131,056
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	86,588	71,785	63,281
Amortization of Deferred Financing Costs	2,122	1,928	1,761
Other Amortization	31,031	20,661	16,174
Provision for Bad Debt	1,689	(1,474)	(160)
Mark-to-Market of /Loss on Settlement of Interest Rate Protection Agreements	(143)	—	—
Equity in Income of Joint Ventures	(3,698)	(34,990)	(539)
Distributions from Joint Ventures	3,866	34,990	539
Gain on Sale of Real Estate	(131,612)	(83,160)	(80,193)
(Gain) Loss on Early Retirement of Debt	(82)	515	—
Equity in Income of Other Real Estate Partnerships	(48,212)	(29,203)	(43,332)
Distributions from Investment in Other Real Estate Partnerships	48,212	29,203	43,332
Increase in Build to Suit Development for Sale Costs Receivable	(16,241)	—	—
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(13,835)	(53,510)	(23,076)
Increase in Deferred Rent Receivable	(7,485)	(5,254)	(2,629)
Increase (Decrease) in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	31,415	4,370	(14,948)

Net Cash Provided by Operating Activities	82,831	81,015	91,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(846,033)	(469,668)	(280,049)
Net Proceeds from Sales of Investments in Real Estate	478,937	324,919	303,171
Investments in and Advances to Other Real Estate Partnerships	(122,606)	(68,134)	(59,430)
Distributions/Repayments from Other Real Estate Partnerships	83,709	103,073	62,300
Contributions to and Investments in Joint Ventures	(45,175)	(5,422)	(5,711)
Distributions from Joint Ventures	2,971	15,535	2,859
Repayment and Sale of Mortgage Loans Receivable	58,375	44,418	27,500
(Increase) Decrease in Restricted Cash	(14,920)	60,849	(32,525)

Net Cash (Used in) Provided by Investing Activities	(404,742)	5,570	18,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	55,754	86,121	14,799
Proceeds from the Issuance of Preferred Units	187,500	200,000	—
Preferred Unit Offering Costs	(5,906)	(5,576)	—
Unit Distributions	(137,672)	(130,220)	(125,916)
Purchase of General Partner Units	—	—	(997)
Repurchase of Restricted Units	(3,285)	(3,751)	(1,865)
Redemption of Preferred Units	—	(321,438)	—
Preferred Unit Distributions	(8,162)	(13,256)	(20,176)
Repayments of Mortgage Loans Payable	(1,951)	(5,931)	(1,018)
Proceeds from Mortgage Loan Payable	1,167	1,400	—
Proceeds from Senior Unsecured Debt	—	134,496	—
Other Proceeds from Senior Unsecured Debt	—	6,816	—
Repayment of Senior Unsecured Debt	(50,000)	—	—
Proceeds from Unsecured Lines of Credit	647,500	581,000	264,300
Repayments on Unsecured Lines of Credit	(357,500)	(609,400)	(238,700)
Book Overdraft.	—	—	312
Cost of Debt Issuance and Prepayment Fees	(1,792)	(3,777)	(120)

Net Cash Provided by (Used in) Financing Activities	325,653	(83,516)	(109,381)

Net Increase in Cash and Cash Equivalents	3,742	3,069	—
Cash and Cash Equivalents, Beginning of Period	3,069	—	—

Cash and Cash Equivalents, End of Period	$6,811	$3,069	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.8% and 86.9% ownership interest at December 31, 2005 and 2004, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $312,500. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 13.2% and 13.1% interest in the Operating Partnership at December 31, 2005 and 2004, respectively.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Development Services, Inc. (together with the Operating Partnership and the L.L.C.’s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. The Other Real Estate Partnerships’ operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership. The Operating Partnership or First Industrial Development Services, Inc. also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P, (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD. and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnership’s operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership. The Operating Partnership or First Industrial Development Services, Inc., through separate wholly-owned limited liability companies in which it is also the sole member, also owns minority equity interests in, and provides various services to, four joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provides various services to, a fifth joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture and the September 2005 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting.

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of December 31, 2005, the Consolidated Operating Partnership owned 859 industrial properties (inclusive of developments in progress), containing an aggregate of approximately 72.5 million square feet (unaudited) of gross leasable area (“GLA”). On a combined basis, as of December 31, 2005, the Other Real Estate Partnerships owned 100 industrial properties, containing an aggregate of approximately 9.1 million square feet (unaudited) of GLA.

Profits, losses and distributions of the Operating Partnership, the L.L.C.s and Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions contained within the partnership agreements or ownership agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

2.	Basis of Presentation

The consolidated financial statements of the Consolidated Operating Partnership at December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003 include the accounts and operating results of the Operating Partnership, the L.L.C.s and First Industrial Development Services, Inc. on a consolidated basis. Such financial statements present the Operating Partnership’s limited partnership interests in each of the Other Real Estate Partnerships and the Consolidated Operating Partnership’s minority equity interests in the Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2005 and 2004, and the reported amounts of revenues and expenses for each of the years ended December 31, 2005, 2004 and 2003. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

At December 31, 2005 and 2004, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Consolidated Operating Partnership estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Consolidated Operating Partnership will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. To calculate the fair value of properties held for sale, the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Operating Partnership deducts from the contract price of the property the estimated costs to close the sale.

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

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Consolidated Operating Partnership’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Consolidated Operating Partnership’s consolidated statements of operations. The value of in-place lease intangibles, which is included as a component of Deferred Leasing Intangibles, Net, is amortized over the remaining lease term and expected renewal periods of the respective lease as an adjustment to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases and the in-place lease value is immediately written off.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total assets consist of the following:

	December 31,	December 31,
	2005	2004

In-Place Leases	$71,818	$37,047
Less: Accumulated Amortization	(5,829)	(2,315)

	$65,989	$34,732

Above Market Leases	$6,524	$4,348
Less: Accumulated Amortization	(1,634)	(880)

	$4,890	$3,468

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	December 31,	December 31,
	2005	2004

Below Market Leases	$25,058	$10,222
Less: Accumulated Amortization	(2,889)	(1,771)

	$22,169	$8,451

Amortization expense related to deferred leasing intangibles, was $6,624 and $1,620 for the years ended December 31, 2005 and 2004, respectively. The Consolidated Operating Partnership will recognize net amortization expense related to the deferred leasing intangibles over the next five years as follows:

2006	$5,208
2007	5,385
2008	5,544
2009	5,703
2010	5,493

Total	$27,333

Build to Suit for Sale Revenues and Expenses

During 2005, First Industrial Development Services, Inc. entered into a contract with a third party to construct an industrial property. This build-to-suit for sale contract requires the purchase price to be paid at closing. The Consolidated Operating Partnership uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets ($15,574 at December 31, 2005) and revenues and expenses are recognized in continuing operations.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $12,517 and $10,853 at December 31, 2005 and 2004, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in Joint Ventures

Investments in Joint Ventures represent the Operating Partnership’s limited partnership interests in the Joint Ventures. The Operating Partnership accounts for its investments in Joint Ventures under the equity method of accounting, as the Operating Partnership does not have operational control or a majority voting interest. Under the equity method of accounting, the Operating Partnership’s share of earnings or losses of the Joint Ventures is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Operating Partnership’s Investments in Joint Ventures as paid or received, respectively. Differences between the Operating Partnership’s carrying value of its investments in joint ventures and the Operating Partnership’s underlying equity of such joint ventures are amortized over the respective lives of the underlying assets, as applicable.

Stock Based Compensation

At December 31, 2005, the Company has three stock incentive employee compensation plans, which are described more fully in Note 14. Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Consolidated Operating Partnership adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Beginning on January 1, 2003, the Consolidated Operating Partnership has applied the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the years ended December 31, 2005, 2004 and 2003, and therefore no stock-based employee compensation expense, except for expense related to restricted stock, is included in net income available to common unitholders related to the fair value recognition provisions of FAS 123.

Had compensation expense for the Company’s Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the stock incentive plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended by FAS 148, net income and earnings per unit would have been the pro forma amounts indicated in the table below:

	For the Year Ended
	2005	2004	2003

Net Income Available to Unitholders — as reported	$88,528	$102,707	$110,880
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders — as reported	—	—	54
Less: Total Stock-Based Employee Compensation Expense - Determined Under the Fair Value Method	(100)	(420)	(1,350)

Net Income Available to Unitholders — pro forma	$88,428	$102,287	$109,584

Net Income Available to Unitholders per Unit — as reported — Basic	$1.81	$2.18	$2.45
Net Income Available to Unitholders per Unit — pro forma — Basic	$1.81	$2.17	$2.42
Net Income Available to Unitholders per Unit — as reported — Diluted	$1.80	$2.16	$2.44
Net Income Available to Unitholders per Unit — pro forma — Diluted	$1.80	$2.15	$2.41
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	N/A	N/A	N/A
Risk-free interest rate	N/A	N/A	N/A
Expected life of options	N/A	N/A	N/A
No options were granted during 2005, 2004 and 2003.

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

Revenue is recognized on payments received from tenants for early lease terminations after the Consolidated Operating Partnership determines that all the necessary criteria have been met in accordance with FASB Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“FAS 13”).

Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $111 and $73 as of December 31, 2005 and 2004, respectively. For accounts receivable the Consolidated Operating Partnership deems uncollectible, the Consolidated Operating Partnership uses the direct write-off method.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on Sale of Real Estate

Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Consolidated Operating Partnership after completion of each sale are included in the determination of the gain on sales.

Income Taxes

In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss. Accordingly, no provision has been made for state or federal income taxes in the accompanying consolidated financial statements except for activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. which has been accounted for under FASB Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). In accordance with the FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

The Consolidated Operating Partnership is subject to certain state and local income, excise and franchise taxes. The provision for local, excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance. State income taxes are included in the provision/benefit for income taxes which is allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

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

Fair Value of Financial Instruments

The Consolidated Operating Partnership’s financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured lines of credit and senior unsecured debt.

The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses approximates their carrying or contract values. See Note 6 for the fair values of the mortgage loans payable, unsecured lines of credit and senior unsecured debt.

Derivative Financial Instruments

Historically, the Consolidated Operating Partnership, through the Operating Partnership, has used interest rate protection agreements (the “Agreements”) to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (partners’ capital). Any agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Consolidated Operating Partnership’s exposure is limited to the current value of the interest rate differential, not the notional amount, and the Consolidated Operating Partnership’s carrying value of the Agreements on the balance sheet. See Note 6 for more information on the Agreements.

Discontinued Operations

On January 1, 2002, the Consolidated Operating Partnership adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material effect on the Operating Partnership’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”. SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005, and allows several different methods of transition. The Consolidated Operating Partnership expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Consolidated Operating Partnership adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on the Operating Partnership’s consolidated financial position, results of operations or cash flows.

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-05 as of January 1, 2006. The Operating Partnership’s adoption of the EITF will have no impact on the Operating Partnership’s results of operations, financial position or liquidity.

In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination of purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Consolidated Operating Partnership’s results of operations, financial position, or liquidity.

Reclassification

Certain 2004 and 2003 items have been reclassified to conform to the 2005 presentation.

4.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	December 31,	December 31,
	2005	2004

ASSETS
Assets:
Investment in Real Estate, Net	$309,013	$312,679
Other Assets, Net	87,866	39,829

Total Assets	396,879	352,508

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$2,380	$2,456
Other Liabilities	12,492	7,136

Total Liabilities	14,872	9,592
Partners’ Capital	382,007	342,916

Total Liabilities and Partners’ Capital	$396,879	$352,508

Condensed Combined Statements of Operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Total Revenues (including Interest Income)	$44,093	$39,537	$42,068
Property Expenses	(13,387)	(12,317)	(12,166)
Interest Expense	(175)	(178)	(256)
Amortization of Deferred Financing Costs	(4)	(3)	(3)
Depreciation and Other Amortization	(13,894)	(10,533)	(9,662)
Loss on Early Retirement of Debt	—	—	(1,466)
Equity in Income of Joint Ventures	—	1,461	—

Income from Continuing Operations	16,663	17,967	18,515
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $29,213, $6,439 and $4,689 for the years ended December 31, 2005, 2004 and 2003	31,004	9,853	18,932
Gain on Sale of Real Estate	863	1,643	6,198

Net Income	$48,500	$29,463	$43,645

5.	Investments in Joint Ventures

On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the “September 1998 Joint Venture”) with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a ten percent equity interest in the September 1998 Joint Venture and

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Consolidated Operating Partnership has the right to purchase all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Consolidated Operating Partnership has not exercised this right.

On December 28, 2001, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “December 2001 Joint Venture”) with an institutional investor to invest in industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership, owned a 15% equity interest in the December 2001 Joint Venture and provided property management services to the December 2001 Joint Venture. On August 27, 2004, the December 2001 Joint Venture sold its investment of 36 industrial properties, containing approximately 6.2 million square feet (unaudited) of GLA, to a third party for gross proceeds of approximately $349,750. Due to certain provisions in the operating agreement, the Consolidated Operating Partnership received distributions in excess of it’s 15% equity interest in the December 2001 Joint Venture. Due to the sale of all industrial properties, the Consolidated Operating Partnership recognized, in aggregate, approximately $34,767 from the Consolidated Operating Partnership’s 15% share of gain from the sale of the December 2001 Joint Venture’s properties and distributions received from the December 2001 Joint Venture in excess of the Consolidated Operating Partnership’s 15% equity interest. This amount is included in Equity in Income of Joint Ventures.

As a result of the sale on August 27, 2004 to a third party, the Consolidated Operating Partnership recognized the unamortized portion of the previously deferred gain from the original sales to the December 2001 Joint Venture, of approximately $4,375. These deferred gains are included in Equity in Income of Joint Ventures.

On May 16, 2003, the Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. The Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership, owns a 15% equity interest in the May 2003 Joint Venture and provides property management services to the May 2003 Joint Venture.

On March 18, 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into a joint venture arrangement (the “March 2005 Joint Venture”) with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc., owns a 10% equity interest in the March 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the March 2005 Joint Venture.

On September 7, 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into a joint venture arrangement (the “September 2005 Joint Venture”) with an institutional investor to invest in, own and operate certain industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc., owns a 10% equity interest in the September 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the September 2005 Joint Venture.

As of December 31, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet (unaudited) of GLA, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 4.7 million square feet (unaudited) of GLA, the March 2005 Joint Venture owned 47 industrial properties comprising approximately 4.2 million square feet (unaudited) of GLA

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and several land parcels and the September 2005 Joint Venture owned 217 industrial properties comprising approximately 14.0 million square feet (unaudited) of GLA and several land parcels.

During the year ended December 31, 2005, the Consolidated Operating Partnership sold seven properties and several land parcels to the March 2005 Joint Venture comprising approximately 1.5 million square feet (unaudited) of GLA for a sales price of $89.0 million. The Consolidated Operating Partnership deferred 10% of the gain from the sale, which is equal to the Consolidated Operating Partnership’s economic interest in the March 2005 Joint Venture. In December 2005, the March 2005 Joint Venture sold a portion of a parcel of land to a third party. As a result of the sale, the Consolidated Operating Partnership recognized the unamortized portion of the previously deferred gain, net of tax, from the original sale to the March 2005 Joint Venture in Equity in Income of Joint Ventures. If the Consolidated Operating Partnership repurchases any of the seven properties or land parcels, the 10% deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

During the year ended December 31, 2005, the Consolidated Operating Partnership earned acquisition fees from the May 2003 Joint Venture and the September 2005 Joint Venture. The Consolidated Operating Partnership deferred 15% of the acquisition fees earned from the May 2003 Joint Venture activity and 10% of the acquisition earned fees from the September 2005 Joint Venture activity. The deferrals reduced the Consolidated Operating Partnership’s investment in the joint ventures and are amortized into income over the life of the properties, generally 25 to 40 years.

At December 31, 2005 and 2004, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $3,354 and $1,261, respectively, which mainly relate to development, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures and from borrowings made to the September 1998 Joint Venture.

During the years ended December 31, 2005, 2004 and 2003, the Consolidated Operating Partnership invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, property management, leasing, development and asset management services in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Contributions	$43,311	$3,676	$5,558
Distributions	$6,837	$50,525	$3,398
Fees	$8,301	$2,689	$2,173

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined summarized financial information of the investments in joint ventures is as follows

	December 31,	December 31,
	2005	2004

Condensed Combined Balance Sheets
Gross Real Estate Investment	$1,410,389	$120,633
Less: Accumulated Depreciation	(30,497)	(9,308)

Net Real Estate	1,379,892	111,325
Other Assets	256,233	16,637

Total Assets	$1,636,125	$127,962

Debt	$1,174,296	$88,398
Other Liabilities	46,962	5,711
Equity	414,867	33,853

Total Liabilities and Equity	$1,636,125	$127,962

Consolidated Operating Partnership’s share of Equity	$44,772	$4,580
Basis Differentials(1)	(442)	909

Carrying Value of the Consolidated Operating Partnership’s investments in joint ventures	$44,330	$5,489

(1)	This amount represents the aggregate difference between the Consolidated Operating Partnership’s historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals related to properties the Consolidated Operating Partnership sold to the Joint Ventures and certain acquisition costs which are not reflected at the joint venture level.

	Year Ended December 31,
	2005	2004	2003

Condensed Combined Statements of Operations
Total Revenues	$59,411	$32,353	$35,603
Expenses
Operating and Other	16,128	11,593	9,725
Interest	20,995	7,712	7,353
Depreciation and Amortization	32,150	12,540	17,585

Total Expenses	69,273	31,845	34,663

Gain (Loss) on Sale of Real Estate	10,761	81,431	(2,069)

Net Income (Loss)	899	81,939	(1,129)

Consolidated Operating Partnership’s share of Net Income	$3,698	$35,840	$539

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI was collateralized by one property in Downers Grove, Illinois, bore interest at a fixed rate of 7.61% and provided for monthly principal and interest payments based on a 30-year amortization schedule. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Consolidated Operating Partnership recorded a premium in the amount of $621 which was being amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense. The Acquisition Mortgage Loan XI may be prepaid only after June 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium. On December 3, 2004, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XI. As this pay off and retirement was prior to the stated maturity date of the Acquisition

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loan XI, the Consolidated Operating Partnership wrote off unamortized deferred financing costs, a loan premium and paid a prepayment penalty in the aggregate amount of approximately $515.

On September 12, 2003, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the “Acquisition Mortgage Loan XII”). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30 — year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Consolidated Operating Partnership recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XII is 5.51%. The Acquisition Mortgage Loan XII may be prepaid only after February 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

On September 30, 2004, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII is collateralized by three properties in Phoenix, Arizona, bears interest at a fixed rate of 5.60% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Consolidated Operating Partnership recorded a premium in the amount of $467 which will be amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. On July 13, 2005, the Consolidated Operating Partnership sold the properties that collateralized the Acquisition Mortgage Loan XIII. In conjunction with the sale, the buyer assumed the Acquisition Mortgage Loan XIII and the Consolidated Operating Partnership paid $291 in fees related to the assignment of the Acquisition Mortgage Loan XIII. Consequently, the Consolidated Operating Partnership wrote-off the remaining premium on the note of $424. Both the $291 of fees and $424 premium write-off are included in the Gain on Early Retirement of Debt on the Consolidated Operating Partnership Statement of Operations.

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

On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Operating Partnership a mortgage loan in the amount of $1,167 (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV is collateralized by a land parcel in Lebanon, TN, does not require principal payments prior to maturity on January 12, 2006 and has a 0% interest rate. Since the Acquisition Mortgage XV is non-interest bearing, a discount should be applied with an offsetting amount allocated to the basis of the land. The Consolidated Operating Partnership has concluded that the discount is not material and has not accounted for the discount or the land basis adjustment. The Acquisition Mortgage Loan XV was paid off and retired January 12, 2006 (See Note 17).

On March 31, 2005, the Consolidated Operating Partnership, through the Operating Partnership, assumed a mortgage loan in the amount of $1,977 (the “Acquisition Mortgage Loan XVI”). The Acquisition Mortgage

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Senior Unsecured Debt, Net

On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the “2007 Notes”). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The Consolidated Operating Partnership, through, the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $41, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Consolidated Operating Partnership’s effective interest rate on the 2007 Notes is 7.61%.

On May 13, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the “2027 Notes”). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Operating Partnership received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired $84,930 of the 2027 Notes. Interest is paid

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semi-annually in arrears on May 15 and November 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $597 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Consolidated Operating Partnership’s effective interest rate on the 2027 Notes is 7.11%.

On May 22, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matured on May 15, 2011 and bore a coupon interest rate of 7.375% (the “2011 PATS”). The issue price of the 2011 PATS was 99.348%. The Consolidated Operating Partnership received approximately $1,781 from the holder of the 2011 PATS as consideration for the put option. The Consolidated Operating Partnership amortized the put option proceeds over the life of the put option as an adjustment to interest expense. The Consolidated Operating Partnership also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS. The Consolidated Operating Partnership amortized the settlement amount of the interest rate protection agreement over the life of the 2011 PATS. Including the impact of the offering discount, the proceeds from the put option and the settlement amount of the interest rate protection agreement, the Consolidated Operating Partnership’s effective interest rate on the 2011 PATS was 7.26%. On May 17, 2004, the Consolidated Operating Partnership exchanged the 2014 Notes (hereinafter defined) for the 2011 PATS and net cash in the amount of $8,877. The Consolidated Operating Partnership retired the 2011 PATS.

On November 20, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $50,000 of senior unsecured debt which matured on November 21, 2005 and bore a coupon interest rate of 6.90%, which is the effective interest rate (the “2005 Notes”). The issue price of the 2005 Notes was 100%. Interest was paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contained certain covenants including limitation on incurrence of debt and debt service coverage. On November 21, 2005 the Consolidated Operating Partnership paid off and retired the 2005 Notes.

On December 8, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the “2006 Notes”). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for a payment of approximately $2,162, which is included in other comprehensive income. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. Including the impact of the settlement amount of the interest rate protection agreement, the Consolidated Operating Partnership’s effective interest rate on the 2006 Notes is 7.22%.

On December 8, 1997, the Consolidated Operating Partnership, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the “2017 Notes”). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Consolidated Operating Partnership is amortizing the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. Including the impact of the offering discount, the Consolidated Operating Partnership’s effective interest rate on the 2017 Notes is 7.52%.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 19, 2001, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the “2011 Notes”). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Consolidated Operating Partnership, through the Operating Partnership, also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Consolidated Operating Partnership, through the Operating Partnership, settled the interest rate protection agreement for approximately $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Consolidated Operating Partnership’s effective interest rate on the 2011 Notes is 7.39%.

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

On May 17, 2004, the Consolidated Operating Partnership, through the Operating Partnership, exchanged $125,000 of senior unsecured debt which matures on June 1, 2014 and bears a coupon interest rate of 6.42% (the “2014 Notes”) the 2011 PATS and net cash in the amount of $8,877. The issue price of the 2014 Notes was 99.123%. Interest is paid semi-annually in arrears on June 1 and December 1. The debt issue discount of the Notes is being amortized over the life of the 2014 Notes as an adjustment to interest expense. This exchange is being accounted for under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Under EITF 96-19, if the 2011 PATS and the 2014 Notes are not substantially different, the difference between the fair value of the 2011 PATS and the carrying value of the 2011 PATS, as well as the unamortized deferred financing costs of the 2011 PATS on the date of the exchange, is deferred and amortized over the life of the 2014 Notes. The Consolidated Operating Partnership is

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizing this amount over the life of the 2014 Notes. Including the impact of the offering discount, the Consolidated Operating Partnership’s effective interest rate on the 2014 Notes is 6.54%.

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

All of the Senior Unsecured Debt contains certain covenants, including limitations on incurrence of debt and debt service coverage.

Unsecured Lines of Credit

The Consolidated Operating Partnership has maintained an unsecured revolving line of credit facility since 1997 (the “Unsecured Line of Credit”). On August 23, 2005, the Operating Partnership amended and restated the 2004 Unsecured Line of Credit. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit I”) matures on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Operating Partnership’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit and any additional deferred financing fees incurred related to the 2005 Unsecured Line of Credit I are being amortized over the life of the 2005 Unsecured Line of Credit I in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, except for $51, which represents the write off of deferred financing costs and is included in the gain from early retirement of debt. The 2005 Unsecured Line of Credit I contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

In December 2005, the Operating Partnership, entered into another unsecured line of credit (the “2005 Unsecured Line of Credit II”; together with the 2005 Unsecured Line of Credit I, the “Unsecured Lines of Credit”). The 2005 Unsecured Line of Credit II has a borrowing capacity of $125,000 and matures on March 15, 2006. The 2005 Unsecured Line of Credit II provides for interest only payments at LIBOR plus .625% or at Prime, at the Operating Partnership’s election. The Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II in January 2006 (See Note 17).

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	December 31,		December 31,		December 31,	December 31,	December 31,	Maturity
	2005		2004		2005	2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,320		$2,874		$—	$22	9.250%	09/01/09
Assumed Loan II	1,805		1,995		—	15	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,936		2,037		14	15	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,308		5,461		37	38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,505		5,664		38	39	8.260%	12/01/19
Acquisition Mortgage Loan X	15,733	(1)	16,251	(1)	98	99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,503	(1)	2,565	(1)	15	15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	—	(3)	13,862	(1)	—	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,392	(1)	6,740	(1)	34	13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—	—	0.000%	01/12/06
Acquisition Mortgage Loan XVI	1,960	(1)	—		9	—	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,209	(1)	—		18	—	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,091	(1)	—		42	—	7.580%	03/01/11

Total	$54,929		$57,449		$305	$298

Senior Unsecured Debt, Net
2005 Notes	$—	(4)	$50,000		$—	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,992	(2)	149,988	(2)	1,456	1,456	7.600%	05/15/07
2017 Notes	99,886	(2)	99,876	(2)	625	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	138	138	7.150%	05/15/27
2028 Notes	199,823	(2)	199,815	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,685	(2)	199,624	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	199,132	(2)	198,994	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,413	(2)	49,390	(2)	818	818	7.750%	04/15/32
2009 Notes	124,849	(2)	124,806	(2)	292	292	5.250%	06/15/09
2014 Notes	111,059	(2)	109,978	(2)	669	669	6.420%	06/01/14

Total	$1,298,893		$1,347,524		$19,128	$19,511

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$332,500		$167,500		$1,833	$549	4.845%	09/28/08
2005 Unsecured Line of Credit II	125,000		—		232	—	4.995%	03/15/06

Total	$457,500		$167,500		$2,065	$549

(1)	At December 31, 2005, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $1,909, $228, $432, $26, $246, and $681, respectively. At December 31, 2004, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII,the Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $2,291, $267, $453 and $553, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151, and $13,941, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, the 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $12, $124, $17, $185, $376, $1,006, $610, $194 and $15,022, respectively.

(3)	On July 13, 2005, the Acquisition Mortgage Loan XIII was assumed by a third party in connection with the sale of the properties that collateralized the loan.

(4)	On November 21, 2005, the 2005 Notes were paid off and retired.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured lines of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

2006	$280,028
2007	152,153
2008	334,833
2009	132,195
2010	15,240
Thereafter	909,528

Total	$1,823,977

Fair Value

At December 31, 2005 and 2004, the fair value of the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured lines of credit were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Loans Payable	$54,929	$56,455	$57,449	$60,286
Senior Unsecured Debt	1,298,893	1,415,268	1,347,524	1,503,012
Unsecured Lines of Credit	457,500	457,500	167,500	167,500

Total	$1,811,322	$1,929,223	$1,572,473	$1,730,798

The fair value of the senior unsecured debt was determined by quoted market prices, if available. The fair values of the Consolidated Operating Partnership’s senior unsecured debt not valued by quoted market prices and mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the Unsecured Lines of Credit was equal to its carrying value due to the variable interest rate nature of the loans.

Other Comprehensive Income

In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months, the Consolidated Operating Partnership will amortize approximately $1,077 of the Interest Rate Protection Agreements into net income as a decrease to interest expense.

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

In March 2004, the Consolidated Operating Partnership, through the Operating Partnership, entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24,500 of this interest rate protection agreement for proceeds in the amount of $1,450 which is recognized in net income as mark-to-market/gain on settlement of interest rate protection agreements. In conjunction with the offering of the 2009 Notes, the Consolidated Operating Partnership settled the remaining $49,000 of this interest rate protection agreement and received proceeds in the amount of $2,840, which is recognized in other comprehensive income. The Consolidated Operating Partnership is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

In October 2004, the Consolidated Operating Partnership, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $48,980, was effective from January 5, 2005 through January  5, 2010 and fixed the LIBOR rate at 3.909%. In November 2004, the Consolidated Operating Partnership settled the interest rate protection agreement for proceeds of $310 due to a delay in the forecasted debt issuance date. Hedge ineffectiveness in the amount of $133, due to a mismatch in forecasted debt issuance dates, was recognized in net income. The remaining $159 was included in other comprehensive income and was reclassified into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

In January 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement did not qualify for hedge accounting and the change in value of the interest rate protection agreement was recognized immediately in net income as opposed to other comprehensive income. On October 4, 2005 the Consolidated Operating Partnership settled the interest rate protection agreement for proceeds of $675. The settlement was recognized in mark-to-market/gain on settlement of interest rate protection agreements for the year ended December 31, 2005.

In October 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development project the Consolidated Operating Partnership is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the three Month LIBOR rate, has a strike rate of 4.8675%, and has an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FAS 133, fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. The Consolidated Operating Partnership recognized $16 in net loss from the mark-to-market of the interest rate protection agreement for the year ended December 31, 2005. See Note 17 for further disclosure on the settlement of the interest rate protection agreement.

In December 2005, the Consolidated Operating Partnership entered into three interest rate protection agreements which fixed the interest rate on a forecasted offering of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each had a notional value of $48,700 and were effective from December 30, 2005 through December 30, 2015. The interest rate protection agreements fixed the LIBOR rate at 5.066% and 5.067%. The third interest rate protection agreement had a notional value of $48,700, is effective from January 19, 2006 through January 19, 2016, and fixed the LIBOR rate at 4.992%. The Consolidated Operating Partnership recognized a loss of $1,414 in other comprehensive income related to the mark-to-market of these interest rate protection agreements at December 31, 2005 as the interest rate protection agreements are highly effective based on the hypothetical derivative method. See Note 17 for further disclosure on the settlement of these interest rate protection agreements in January 2006 in conjunction with the issuance of senior unsecured debt.

7.	Partners’ Capital

The Operating Partnership has issued general partnership units and limited partnership units (together, the “Units”) and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, $.01 par value, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units had an aggregate liquidation priority of $312,500 and $125,000 as of December 31, 2005 and 2004, respectively. The Operating Partnership is required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the limited partnership units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Consolidated Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Unit Contributions:

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The net proceeds of $48,775 received from the December 2005 Equity Offering were contributed to the Operating Partnership in exchange for 1,250,000 Units and are reflected in the Operating Partnership’s financial statements as a general partner contribution.

On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co.,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2005, the Operating Partnership issued 366,472 Units valued, in the aggregate, at $14,698 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership’s financial statements as limited partner contributions.

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

For the year ended December 31, 2004, certain employees of the Company exercised 1,663,652 non-qualified employee stock options. Net proceeds to the Company approximated $37,301. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner contribution.

For the year ended December 31, 2005, certain employees of the Company exercised 248,881 non-qualified employee stock options. Net proceeds to the Company approximated $6,698. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner contribution.

The following table is a roll-forward of the General Partnership and Limited Partnership units outstanding, including unvested restricted units, for the three years ended December 31, 2005:

General Partnership and
Limited Partnership
Units Outstanding

Balance at December 31, 2002	45,410,277
Issuance of General Partner Units	542,744
Issuance of General Partner Restricted Units	704,844
Repurchase and Retirement of Restricted Units	(66,183)
Purchase of General Partnership Units	(37,300)

Balance at December 31, 2003	46,554,382

Issuance of General Partner Units	2,621,082
Issuance of General Partner Restricted Units	216,617
Repurchase and Retirement of Restricted Units	(102,076)

Balance at December 31, 2004	49,290,005

Issuance of General Partner Units	1,480,942
Issuance of General Partner Restricted Units	200,042
Repurchase and Retirement of Restricted Units	(152,009)
Issuance of Limited Partner Units	366,472

Balance at December 31, 2005	51,185,452

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Contributions:

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25 per Depositary Share. The net proceeds of $47,997 received from the Series C Preferred Stock were contributed to the Consolidated Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution.

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

On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to the Operating Partnership in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series G Preferred Stock (hereinafter defined) and Series I Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25,000. Net of offering costs, the Company received net proceeds of $24,512 from the issuance of the Series G Preferred Stock which were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series I Preferred Stock (hereinafter defined). On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On June 2, 2004, the Company issued 500 shares of 2.965% $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share for gross proceeds of $125,000. Net of offering costs, the Company received net proceeds of $120,837 from the issuance of the Series H Preferred Stock which were contributed to the Consolidated Operating Partnership in exchange for Series H Cumulative Preferred Units (the “Series H Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. On

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $315. The Series H Preferred Units were redeemed on July 2, 2004 as well. In accordance with EITF D-42, due to the redemption of the Series H Preferred Units, the initial offering costs associated with the issuance of the Series H Preferred Units of $600 is reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per Unit for the year ended December 31, 2004.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Net of offering costs, the Company received net proceeds of $181,484 million from the issuance of the Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series I Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. See Note 17 for further disclosure on the redemption of the Series I Preferred Units in January 2006.

Distributions:

On January 24, 2005, the Operating Partnership paid a fourth quarter 2004 distribution of $0.6950 per Unit, totaling approximately $34,255. On April 18, 2005, the Operating Partnership paid a first quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,339. On July 18, 2005, the Operating Partnership paid a second quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,485. On October 17, 2005, the Operating Partnership paid a third quarter 2005 distribution of $0.6950 per Unit, totaling approximately $34,593.

On March 31, 2005, the Operating Partnership paid first quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Preferred Units, a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units and a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units. The preferred unit distributions paid on March 31, 2005, totaled approximately $3,542. On June 30, 2005, the Operating Partnership paid second quarter 2005 distributions of $53.906 per Unit Series C Preferred Units, totaling approximately $1,078 and accrued dividends of $780 on its Series F Preferred Units and $452 on its Series G Preferred Units. On September 30, 2005, the Operating Partnership paid third quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Cumulative preferred Units, a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units and a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units. The preferred unit distributions paid on September 30, 2005, total approximately $3,542.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 31, 2004, the Operating Partnership paid first quarter 2004 distributions of $53.906 per Unit on its 8.625% Series C Preferred Units, $49.688 per Unit on its Series D Preferred Units and $49.375 per Unit on its Series E Preferred Units. The preferred unit distributions paid on March 31, 2004, totaled approximately $5,044. On June 30, 2004 the Operating Partnership paid a second quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units, totaling approximately $1,078. On September 30, 2004, the Operating Partnership paid a third quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units, a pro rata distribution for the period May 27, 2004 through September 30, 2004 of $2,165.28 per Unit on its Series F Preferred Units and a pro rata distribution for the period May 27, 2004 through September 30, 2004 of $2,512.50 per Unit on its Series G Preferred Units. The preferred unit distribution paid on September 30, 2004, totaled approximately, $2,788. On December 31, 2004 the Operating Partnership paid a fourth quarter 2004 distribution of $53.906 per Unit on its Series C Preferred Units, totaling approximately $1,078 and accrued dividends of $780 on its Series F Preferred Units and $452 on its Series G Preferred Units.

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

In 2004, the Consolidated Operating Partnership acquired 77 industrial properties comprising, in the aggregate, approximately 8.9 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $393,098, excluding costs incurred in conjunction with the acquisition of properties. The Consolidated Operating Partnership also substantially completed development of 11 properties comprising approximately 2.3 million square feet (unaudited) of GLA at a cost of approximately $80,241. The Consolidated Operating Partnership reduced the costs of substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

In 2005, the Consolidated Operating Partnership acquired 149 industrial properties comprising, in the aggregate, approximately 18.4 million square feet (unaudited) of GLA and several land parcels. The gross purchase price for 148 industrial properties and several land parcels totaled approximately $690,560, excluding costs incurred in conjunction with the acquisition of properties. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable. The Consolidated Operating Partnership also substantially completed development of five properties comprising approximately 1.8 million square feet (unaudited) of GLA at a cost of approximately $97,466. The Consolidated Operating Partnership reduced the costs of substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, and below market leases recorded as a result of the above acquisitions is $54,084, $4,997, and ($21,254), respectively. The weighted average life in months of in-place leases, above market leases, and below market leases recorded as a result of 2005 acquisitions was 142, 78, and 126 months, respectively.

9.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

In 2003, the Consolidated Operating Partnership, through the Operating Partnership, sold 121 industrial properties comprising approximately 6.3 million square feet (unaudited) of GLA and several land parcels. Eight of the 121 industrial sold properties comprising approximately .7 million square feet (unaudited) of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 121 industrial properties and several land parcels were approximately $357,503. The gain on sale of real estate was approximately $84,391, of which $74,797 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 113 of the 121 sold properties are included in discontinued operations.

In 2004, the Consolidated Operating Partnership, through the Operating Partnership, sold 90 industrial properties comprising approximately 6.8 million square feet (unaudited) of GLA and several land parcels. Gross proceeds from the sales of the 90 industrial properties and several land parcels were approximately $393,029. The gain on sale of real estate was approximately $96,918, of which $81,806 is shown in discontinued operations. Eighty-six of the 90 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 86 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the four industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2005, the Consolidated Operating Partnership, through the Operating Partnership, sold 82 industrial properties comprising approximately 10.7 million square feet (unaudited) of GLA and several land parcels. Of the 82 industrial properties sold, seven industrial property sales were made to the March 2005 Joint Venture (see Note 5). Gross proceeds from the sales of the 82 industrial properties and several land parcels were approximately $561,622. The gain on sale of real estate was approximately $131,612, of which $102,742 is shown in discontinued operations. Seventy-three of the 82 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 73 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At December 31, 2005, the Consolidated Operating Partnership had five industrial properties comprising approximately .2 million square feet (unaudited) of GLA and certain land parcels held for sale. In accordance with FAS 144, the results of operations of the five industrial properties held for sale at December 31, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the years ended December 31, 2005, 2004 and 2003.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Total Revenues	$19,897	$38,239	$63,294
Operating Expenses	(7,102)	(13,234)	(20,317)
Interest Expense	(373)	(609)	(561)
Depreciation and Amortization	(6,682)	(10,462)	(14,270)
Provision for Income Taxes Allocable to Operations	(2,035)	(2,533)	(1,439)
Gain on Sale of Real Estate	102,742	81,806	74,797
Provision for Income Taxes Allocable Gain on Sale of Real Estate	(19,719)	(8,267)	(1,988)

Income from Discontinued Operations	$86,728	$84,940	$99,516

In conjunction with certain property sales, the Consolidated Operating Partnership provided seller financing. At December 31, 2005, 2004 and 2003, the Consolidated Operating Partnership had mortgage notes receivable and accrued interest outstanding of approximately $0, $19,739 and $29,336 respectively, which is included as a component of prepaid expenses and other assets. Also, in December 2004, the Consolidated Operating Partnership sold $15,170 of its notes receivable to a third party for par.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Supplemental Information to Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Interest paid, net of capitalized interest	$107,397	$98,733	$95,180

Interest capitalized	$3,271	$1,304	$761

Income Taxes Paid	$36,080	$7,936	$1,367

Supplemental schedule of noncash investing and financing activities:
Distribution payable on general and limited units	$35,752	$34,255	$31,889

Distribution payable on preferred units	$3,757	$1,232	$—

Exchange of Limited partnership units for General partnership units:
Limited partnership units	$(1,951)	$(6,195)	$(2,750)
General partnership units	1,951	6,195	2,750

	$—	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Deferred purchase price	$—	$—	$(10,425)

Accounts payable and accrued expenses	$(4,248)	$(3,181)	$(1,897)

Issuance of Operating Partnership Units	$(14,698)	$—	$—

Mortgage debt	$(11,545)	$(18,244)	$(20,751)

Foreclosed property acquisition and write-off of a mortgage loan receivable	$3,870	$—	$—

Write off of fully depreciated assets	$59,920	$21,487	$—

In conjunction with certain property sales, the Company provided seller financing or assigned a mortgage loan payable:
Notes receivable	$42,543	$30,250	$29,203

Mortgage note payable	$13,242	$—	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Numerator:
(Loss) Income from Continuing Operations	$(5,671)	$30,414	$24,268
Gain on Sale of Real Estate	28,870	15,112	9,594
Less: Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(10,711)	(5,312)	(2,322)
Less: Preferred Unit Distributions	(10,688)	(14,488)	(20,176)
Less: Redemption of Preferred Units	—	(7,959)	—

Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	1,800	17,767	11,364
Income from Discontinued Operations	108,482	95,740	102,943
Less: Provision for Income Taxes Allocable to Discontinued Operations	(21,754)	(10,800)	(3,427)

Net Income Available to Unitholders — For Basic and Diluted EPU	$88,528	$102,707	$110,880

Denominator:
Weighted Average Units Outstanding — Basic	48,968,191	47,136,296	45,321,775
Effect of Dilutive Securities of the Company that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	141,625	227,423	91,599
Employee and Director Shares of Restricted Stock	82,888	103,551	29,561

Weighted Average Units Outstanding — Diluted	49,192,704	47,467,270	45,442,935

Basic EPU:
Income from Continuing Operations Available to Unitholders	$0.04	$0.38	$0.25

Discontinued Operations, Net of Income Tax	$1.77	$1.80	$2.20

Net Income Available to Unitholders	$1.81	$2.18	$2.45

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.04	$0.37	$0.25

Discontinued Operations, Net of Income Tax	$1.76	$1.79	$2.19

Net Income Available to Unitholders	$1.80	$2.16	$2.44

Unvested restricted units of 700,149, 823,836, and 847,103 were outstanding as of December 31, 2005, 2004, and 2003, respectively. Unvested restricted units aggregating 182,651, 211,924, and 210,667 were anti-dilutive at December 31, 2005, 2004, and 2003, respectively, and accordingly, were excluded from dilution computations.

Additionally, options to purchase common stock of 546,723, 823,421, and 2,504,013 were outstanding as of December 31, 2005, 2004, and 2003, respectively. None of the options outstanding at December 31, 2005

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2004 were antidilutive and options aggregating 1,858,191 were antidilutive at December 31, 2003, and accordingly, were excluded from dilution computations.

12.	Income Taxes

The components of income tax benefit (expense) for the Consolidated Operating Partnerships taxable REIT subsidiary (the “TRS”) for the years ended December 31, 2005, 2004 and 2003 are comprised of the following:

	2005	2004	2003

Current:
Federal	$(19,265)	$(8,074)	$(873)
State	(4,519)	(1,654)	(218)
Deferred:
Federal	4,299	1,070	391
State	1,009	219	98

	$(18,476)	$(8,439)	$(602)

In addition to the income tax expense/benefit recognized by the TRS, $1,956 of state income taxes was recognized by the Consolidated Operating Partnership and is included in income tax expense (benefit) on the Consolidated Operating Partnership’s consolidated statement of operations for the year ended December 31, 2005.

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRS include the following as of December 31, 2005, 2004 and 2003:

	2005	2004	2003

Bad debt expense	$118	$—	$—
Investment in partnerships	648	—	—
Fixed assets	4,363	2,012	310
Prepaid rent	461	323	149
Capitalized general and administrative expense under 263(A)	2,696	818	576
Deferred losses/gains	878	334	1,054
Mark-to-market of interest rate protection agreements	6	—	—
Capitalized interest under 263(A)	184	—	117

Total deferred tax asset	$9,354	$3,487	$2,206

	2005	2004	2003

Straight Line Rent	(923)	(430)	(438)
Build to suit development	(66)	—	—

Total deferred tax liabilities	$(989)	$(430)	$(438)

Total net deferred tax asset	$8,365	$3,057	$1,768

The TRS does not have any net operating loss carryforwards or tax credit carryforwards.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The TRS’s components of income tax (expense) benefit for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(2,035)	$(2,533)	$(1,439)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(19,719)	(8,267)	(1,988)
Tax expense associated with gains and losses on the sale of real estate	(10,711)	(5,312)	(2,322)
Income tax benefit	13,989	7,673	5,147

Income tax expense	$(18,476)	$(8,439)	$(602)

In addition to the TRS’s income tax expense, the Consolidated Operating Partnership recognized $1,956 in state income taxes which are included in income tax benefit on the Consolidated Operating Partnership’s consolidated statement of operation for the year ended December 31, 2005.

The income tax benefit (expense) pertaining to income from continuing operations and gain on sale of real estate for the TRS differs from the amounts computed by applying the applicable federal statutory tax rate to income as follows:

	2005	2004	2003

Tax benefit at Federal rate related to continuing operations	$1,479	$2,099	$2,008
State tax benefit, net of Federal benefit expense	213	418	295
Meals and entertainment	(19)	(16)	(12)
Prior year provision to return adjustments	1,577	(112)	518
State tax rate differential	43	12	(27)
Other	(15)	(40)	43

Net income tax benefit	$3,278	$2,361	$2,825

In addition to the income tax benefit pertaining to income from continuing operations and gain on sale of real estate for the TRS, income tax benefit from continuing operations on the Consolidated Statement of Operations for the year ended December 31, 2005 includes $1,956 of state income taxes recognized by the Consolidated Operating Partnership.

13.	Future Rental Revenues

The Consolidated Operating Partnership’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2005 are approximately as follows:

2006	$238,907
2007	202,901
2008	162,903
2009	128,505
2010	98,532
Thereafter	392,062

Total	$1,223,810

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Benefit Plans

The Company maintains three stock incentive plans, (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors of the Company. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers, other employees of the Company, its Independent Directors and its affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2005, stock options and restricted stock covering 1.2 million shares were outstanding and 2.6 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise Price
	Shares	Exercise Price	per Share

Outstanding at December 31, 2002	3,142,635	$30.06	$18.25 - $33.15
Exercised	(531,473)	$27.99	$20.25 - $33.13
Expired or Terminated	(107,149)	$31.34	$25.13 - $33.13

Outstanding at December 31, 2003	2,504,013	$30.45	$18.25 - $33.15
Exercised	(1,663,652)	$30.33	$18.25 - $33.15
Expired or Terminated	(16,940)	$30.17	$22.75 - $33.13

Outstanding at December 31, 2004	823,421	$30.74	$18.25 - $33.15
Exercised	(248,881)	$29.57	$18.25 - $33.13
Expired or Terminated	(27,817)	$30.71	$25.13 - $33.13

Outstanding at December 31, 2005	546,723	$31.27	$22.75 - $33.15

The following table summarizes currently outstanding and exercisable options as of December 31, 2005:

		Weighted	Weighted
	Number	Average	Average
	Outstanding	Remaining	Exercise
Range of Exercise Price	and Exercisable	Contractual Life	Price

$22.75 - $27.69	49,070	2.74	$26.25
$30.00 - $33.15	497,653	4.8	$31.76

In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company’s 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2005, 2004 and 2003, the Company, through the Operating Partnership, made matching contributions of approximately $358, $305, and $109, respectively.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2005, the Company awarded 189,878 shares of restricted Common Stock to certain employees and 10,164 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $8,381 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings in the Operating Partnership’s consolidated statements of operations over the vesting period.

15.	Related Party Transactions

The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company’s officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2005, 2004 and 2003, this relative received brokerage commissions in the amount of $285, $29 and $111, respectively.

At December 31, 2005 the Consolidated Operating Partnership has a payable balance of $12,166 from wholly owned entities of the Company. At December 31, 2004, the Consolidated Operating Partnership has a receivable balance of $9,650 from wholly owned entities of the Company.

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

The Consolidated Operating Partnership has committed to the construction of certain industrial properties totaling approximately 4.5 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $182.0 million (unaudited). Of this amount, approximately $93.8 million remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At December 31, 2005, the Consolidated Operating Partnership, through the Operating Partnership had 17 other letters of credit outstanding in the aggregate amount of $7,596. These letters of credit expire between March 31, 2006 and December 31, 2007.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which the Consolidated Operating Partnership is the lessee, as of December 31, 2005, are as follows:

2006	$1,678
2007	1,171
2008	2,014
2009	1,657
2010	1,510
Thereafter	32,630

Total	$40,660

17.	Subsequent Events

On January 3, 2006, the Operating Partnership paid fourth quarter 2005 distributions of $53.906 per Unit on its Series C Preferred Units, totaling, in the aggregate, approximately $1,078; and a distribution of $1,930.243 per Unit on its Series I Preferred Units, totaling, in the aggregate, approximately $1,448.

On January 5, 2006, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., settled the interest rate protection agreement entered into in October 2005 with a notional value of $50,000 for a payment of $186.

The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. The Operating Partnership redeemed the Series I Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the initial offering costs associated with the issuance of the Series I Preferred Units of approximately $.7 million will be reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the three months ended March 31, 2006.

On January 23, 2006, the Operating Partnership paid a fourth quarter 2005 distribution of $.70000 per Unit, totaling approximately $35,752.

On March 8, 2006, the Operating Partnership declared a first quarter 2006 distribution of $.7000 per Unit which is payable on April 17, 2006. The Operating Partnership also declared a first quarter 2006 preferred unit distributions of $53.906 per Unit on its 8 5/8% Series C Preferred Units totaling, in the aggregate, approximately $1,078, which is payable on March 31, 2006; a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units, totaling, in the aggregate, approximately $1,559 which is payable on March 31, 2006; a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units, totaling, in the aggregate, approximately $904, which is payable on March 31, 2006; and a quarterly distribution of $3,927.08 per Unit on its Series J Preferred Units, totaling, in the aggregate, approximately $2,356 which is payable on March 31, 2006.

From January 1, 2006 to March 8, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $11,957 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2006 to March 6, 2006, the Consolidated Operating Partnership acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $142,438 (approximately $867 of which was made through the issuance of limited partnership interests in the Operating Partnership

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Units”)). The Consolidated Operating Partnership also sold 16 industrial properties and several land parcels including the industrial property that is accounted for as a build to suit development for sale, for approximately $240,095 of gross proceeds during this period.

On January 10, 2006, the Operating Partnership, issued $200,000 of senior unsecured debt which matures on January 15, 2016 and bears a coupon interest rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. In December 2005, the Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Operating Partnership settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Operating Partnership’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to the Operating Partnership in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series I Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series I Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On January 10, 2006, the Consolidated Operating Partnership paid off the 2005 Unsecured Line of Credit II.

On January 12, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XV.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)

The following table summarizes quarterly financial information of the Consolidated Operating Partnership. The first, second and third fiscal quarters of 2005 and all fiscal quarters in 2004 have been reclassified in accordance with FAS 144.

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$71,745	$70,910	$76,664	$104,038
Equity in Income (Loss) of Joint Ventures	(122)	(98)	3,977	(59)
Equity in Income Other Real Estate Partnerships	6,743	9,786	20,490	11,193
Income (Loss) from Continuing Operations, Net of Income Tax	(3,748)	(4,419)	7,368	(4,953)
Income from Discontinued Operations, Net of Income Tax	9,286	27,490	17,754	32,279
Gain on Sale of Real Estate, Net of Income Tax	13,137	1,734	1,661	1,627
Net Income	18,675	24,805	26,783	28,953
Preferred Unit Distributions	(2,310)	(2,310)	(2,310)	(3,758)

Net Income Available to Unitholders	$16,365	$22,495	$24,473	$25,195

Basic Earnings Per Unit:
Income (Loss) From Continuing Operations Available to Unitholders	$0.15	$(0.10)	$0.14	$(0.14)

Income From Discontinued Operations	$0.19	$0.56	$0.36	$0.65

Net Income Available to Unitholders	$0.34	$0.46	$0.50	$0.51

Weighted Average Units Outstanding	48,625	48,759	49,042	49,436

Diluted Earnings Per Unit:
Income (Loss) From Continuing Operations Available to Unitholders	$0.14	$(0.10)	$0.14	$(0.14)

Income From Discontinued Operations	$0.19	$0.56	$0.36	$0.65

Net Income Available to Unitholders	$0.33	$0.46	$0.50	$0.51

Weighted Average Units Outstanding	48,934	48,759	49,248	49,436

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$63,628	$61,823	$63,854	$69,463
Equity in Income (Loss) of Joint Ventures	245	300	35,303	(8)
Equity in Income Other Real Estate Partnerships	7,381	7,191	6,173	8,458
Income (Loss) from Continuing Operations, Net of Income Tax	2,833	(69)	29,260	(1,272)
Income from Discontinued Operations, Net of Income Tax	26,754	27,315	10,903	19,624
Gain on Sale of Real Estate, Net of Income Tax	2,385	1,183	1,973	4,265
Net Income	31,972	28,429	42,136	22,617
Preferred Unit Distributions	(5,044)	(4,790)	(2,344)	(2,310)
Redemption of Preferred Units	—	(7,359)	(600)	—

Net Income Available to Unitholders	$26,928	$16,280	$39,192	$20,307

Basic Earnings Per Unit:
Income (Loss) From Continuing Operations Available to Unitholders	$0.00	$(0.24)	$0.60	$0.01

Income From Discontinued Operations	$0.58	$0.58	$0.23	$0.42

Net Income Available to Unitholders	$0.58	$0.35	$0.83	$0.43

Weighted Average Units Outstanding	46,229	46,909	46,996	47,136

Diluted Earnings Per Unit:
Income (Loss) From Continuing Operations Available to Unitholders	$0.00	$(0.24)	$0.60	$0.01

Income From Discontinued Operations	$0.57	$0.58	$0.23	$0.41

Net Income Available to Unitholders	$0.58	$0.35	$0.83	$0.43

Weighted Average Units Outstanding	46,694	46,909	47,310	47,467

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Pro Forma Financial Information (unaudited)

The following Pro Forma Condensed Statements of Operations for the years ended December 31, 2005 and 2004 (the “Pro Forma Statements”) are presented as if the acquisition of 62 operating industrial properties between January 1, 2005 and December 31, 2005 had occurred at the beginning of each year. The Pro Forma Statements do not include acquisitions between January 1, 2005 and December 31, 2005 for industrial properties that were vacant upon purchase, were leased back to the sellers upon purchase or were subsequently sold before December 31, 2005. The Pro Forma Condensed Statements of Operations include all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2005 as of January 1, 2005 and 2004.

The Pro Forma Statements are not necessarily indicative of what the Consolidated Operating Partnership’s results of operations would have been for the years ended December 31, 2005 and 2004, nor do they purport to present the future results of operations of the Consolidated Operating Partnership.

Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Total Revenues	$341,238	$285,473
Income from Continuing Operations Available to Unitholders	7,634	28,089
Income from Discontinued Operations, Net of Income Taxes	85,745	86,049
Net Income	104,067	136,585
Less: Preferred Dividends	(10,688)	(14,488)
Less: Redemption of Preferred Stock	—	(7,959)

Net Income Available to Unitholders	$93,379	$114,138

Income from Continuing Operations Available to Unitholders, Net of Minority Interest Per Weighted Average Unit Outstanding:
Basic	$0.16	$0.60

Diluted	$0.16	$0.59

Income from Discontinued Operations, Net of Minority Interest and Income Taxes Per Weighted Average Unit Outstanding:
Basic	$1.75	$1.83

Diluted	$1.74	$1.81

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$1.91	$2.42

Diluted	$1.90	$2.40

Report of Independent Auditors

To the Partners of
the Other Real Estate Partnerships:

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships’ management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2006

OTHER REAL ESTATE PARTNERSHIPS

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)

ASSETS
Assets:
Investment in Real Estate:
Land	$51,047	$48,290
Buildings and Improvements	312,777	321,770
Less: Accumulated Depreciation	(54,811)	(57,381)

Net Investment in Real Estate	309,013	312,679

Real Estate Held For Sale, Net of Accumulated Depreciation and Amortization of $466 at December 31, 2004	—	2,504
Cash and Cash Equivalents	1,388	1,847
Restricted Cash	14,636	—
Tenant Accounts Receivable, Net	1,270	478
Deferred Rent Receivable	3,390	2,386
Deferred Financing Costs, Net	2	6
Deferred Leasing Intangibles, Net	7,659	757
Mortgage Loans Receivable	24,118	16,336
Prepaid Expenses and Other Assets, Net	35,403	15,515

Total Assets	$396,879	$352,508

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$2,380	$2,456
Accounts Payable and Accrued Expenses	5,649	2,704
Deferred Leasing Intangibles, Net	2,138	248
Rents Received in Advance and Security Deposits	4,705	4,184

Total Liabilities	14,872	9,592

Commitments and Contingencies	—	—
Partners’ Capital	382,007	342,916

Total Liabilities and Partners’ Capital	$396,879	$352,508

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues:
Rental Income	$34,935	$30,358	$35,204
Tenant Recoveries and Other Income	8,816	7,575	6,152

Total Revenues	43,751	37,933	41,356

Expenses:
Real Estate Taxes	5,912	5,291	5,333
Repairs and Maintenance	2,887	2,573	2,511
Property Management	1,440	1,297	1,367
Utilities	2,006	1,890	1,622
Insurance	340	361	320
Other	802	905	1,013
Amortization of Deferred Financing Costs	4	3	3
Depreciation and Other Amortization	13,894	10,533	9,662

Total Expenses	27,285	22,853	21,831

Other Income/Expense:
Interest Income	342	1,604	712
Interest Expense	(175)	(178)	(256)
Loss from Early Retirement of Debt	—	—	(1,466)

Total Other Income/Expense	167	1,426	(1,010)
Equity in Income of Joint Ventures	—	1,461	—

Income from Continuing Operations	16,633	17,967	18,515
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $29,213, $6,439, and $4,689 for the Years Ended December 31, 2005, 2004 and 2003)	31,004	9,853	18,932

Income Before Gain on Sale of Real Estate	47,637	27,820	37,447
Gain on Sale of Real Estate	863	1,643	6,198

Net Income	$48,500	$29,463	$43,645

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Total
(Dollars in thousands)

Balance at December 31, 2002	$381,130
Contributions	59,857
Distributions	(106,459)
Net Income	43,645

Balance at December 31, 2003	$378,173
Contributions	68,770
Distributions	(133,490)
Net Income	29,463

Balance at December 31, 2004	$342,916
Contributions	123,344
Distributions	(132,753)
Net Income	48,500

Balance at December 31, 2005	$382,007

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$48,500	$29,463	$43,645
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	12,749	10,963	10,621
Amortization of Deferred Financing Costs	4	3	3
Loss from Early Retirement of Debt	—	—	1,466
Other Amortization	2,697	1,872	1,672
Gain on Sale of Real Estate	(30,076)	(8,082)	(10,887)
Equity in Net Income of Joint Ventures	—	(1,461)	—
Distributions from Joint Ventures	—		—
Provision for Bad Debt	128	—	—
Change in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(20,007)	8,645	(3,054)
Change in Deferred Rent Receivable	(1,974)	(1,517)	32
Change in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	2,838	(14,963)	8,185
Change in Restricted Cash	—	—	2,742

Net Cash Provided by Operating Activities	14,859	24,923	54,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(74,734)	(15,799)	(33,415)
Net Proceeds from Sales of Investment in Real Estate	81,249	26,017	18,818
Repayment and Sale of Mortgage Loans Receivable	25,185	66,631	48,386
Funding of Mortgage Loan Receivable	(22,936)	(57,446)	—
Change in Restricted Cash	(14,636)	21,132	(21,106)

Net Cash (Used in) Provided by Investing Activities	(5,872)	40,535	12,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions	123,344	68,770	59,857
Distributions	(132,753)	(133,490)	(106,459)
Repayments on Mortgage Loans Payable	(37)	(34)	(37,511)
Proceeds From U.S. Government Securities	—	—	15,832

Net Cash Used in Financing Activities	(9,446)	(64,754)	(68,281)

Net (Decrease) Increase in Cash and Cash Equivalents	(459)	704	(1,173)
Cash and Cash Equivalents, Beginning of Period	1,847	1,143	2,316

Cash and Cash Equivalents, End of Period	$1,388	$1,847	$1,143

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Formation of Partnerships

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.8% partnership interest at December 31, 2005. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.2% and 13.1% interest in the Operating Partnership at December 31, 2005 and 2004 respectively.

The Operating Partnership owns at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., TK-SV, LTD. and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

On a combined basis, as of December 31, 2005, the Other Real Estate Partnerships owned 100 industrial properties, containing an aggregate of approximately 9.1 million square feet (unaudited) of GLA.

Profits, losses and distributions of the Other Real Estate Partnerships are allocated to the general partner and the limited partners in accordance with the provisions contained within its restated and amended partnership agreement.

2.	Basis of Presentation

The combined financial statements of the Other Real Estate Partnerships at December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships’ financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2005 and 2004, and the reported amounts of revenues and expenses for each of the years ended December 31, 2005, 2004 and 2003. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

At December 31, 2005, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Other Real Estate Partnerships exchanges into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Other Real Estate Partnership’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Other Real Estate Partnerships’ consolidated statements of operations and comprehensive income. The value of in-place lease

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

intangibles which is included as a component of Deferred Leasing Intangibles included in total assets, is amortized over the remaining lease term and expected renewal periods in the respective lease as an adjustment to depreciation and other amortization expense and is included in other assets. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases and the in-place lease value is immediately charged to expense.

Deferred Leasing Intangibles included in total assets consist of the following:

	December 31,	December 31,
	2005	2004
In-Place Leases	$6,856	$584
Less: Accumulated Amortization	(407)	(16)

	$6,449	$568

Above Market Leases	$1,434	$262
Less: Accumulated Amortization	(224)	(73)

	$1,210	$189

Deferred Leasing Intangibles included in total liabilities consist of the following:

	December 31,	December 31,
	2005	2004
Below Market Leases	$2,652	$315
Less: Accumulated Amortization	(514)	(67)

	$2,138	$248

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $24 and $20 at December 31, 2005 and 2004, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $0 and $343 as of December 31, 2005 and 2004, respectively. For accounts receivable the Other Real Estate Partnerships deem uncollectible, the Other Real Estate Partnerships uses the direct write-off method.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Gain on Sale of Real Estate

Gain on sale of real estate is recognized using the full accrual method. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Other Real Estate Partnerships after completion of each sale are included in the determination of the gain on sales.

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

Fair Value of Financial Instruments

The Other Real Estate Partnerships’ financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 4 for the fair value of the mortgage loan payable.

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

Reclassifications

Certain 2004 and 2003 items have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material effect on the Other Real Estate Partnerships ’s financial statements.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Other Real Estate Partnerships adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on the Other Real Estate Partnership’s combined financial position, results of operations or cash flows.

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Other Real Estate Partnerships adopted EITF 04-05 as of December 31, 2005. The adoption of this EITF did not have a material impact on the Other Real Estate Partnership’s combined financial position, results of operations or cash flows.

4.	Mortgage Loans Payable, Net

On July 16, 1998, the Other Real Estate Partnerships, through TK-SV, LTD., assumed a mortgage loan in the principal amount of $2,566 (the “Acquisition Mortgage Loan V”). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on September 1, 2006. In conjunction with the assumption of the Acquisition Mortgage Loan V, the Other Real Estate Partnerships recorded a premium in the amount of $315 which will be amortized over the remaining life of the Acquisition Mortgage Loan V as an adjustment to interest expense. Including the impact of the premium recorded, the Other Real Estate Partnerships’ effective interest rate on the Acquisition Mortgage Loan V is 6.96%. The Acquisition Mortgage Loan V was paid off and retired on March 1, 2006 (See Note 11).

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the Other Real Estate Partnerships’ mortgage loans:

	Outstanding Balance at		Accrued Interest Payable at		Interest Rate at
	December 31,	December 31,	December 31,	December 31,	December 31,	Maturity
Mortgage Loans Payable	2005	2004	2005	2004	2005	Date

Acquisition Mortgage Loan V	$2,380 (1)	$2,456 (1)	$18	$18	9.010%	09/01/06

(1)	At December 31, 2005 and 2004, the Acquisition Mortgage Loan V is net of an unamortized premium of $24 and $63, respectively.

The following is a schedule of maturities of the mortgage loan, exclusive of the related premium for the next year ending December 31,:

Amount

2006	2,356

Total	$2,356

Fair Value:

At December 31, 2005 and 2004, the fair value of the Other Real Estate Partnerships’ mortgage loan payable were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Loan Payable	$2,380	$2,409	$2,456	$2,590

The fair value of the Other Real Estate Partnerships’ mortgage loan payable was determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

5.	Acquisition and Development of Real Estate

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

In 2005, the Other Real Estate Partnerships acquired twelve industrial properties comprising approximately 1.7 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $62,114, excluding costs incurred in conjunction with the acquisition of the properties.

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, and below market leases recorded as a result of the above acquisitions was $4,272, $1,106, and $2,033, respectively at December 31, 2005. The weighted average life in months of in-place leases, above market leases, and below market leases recorded as a result of 2005 acquisitions was 99, 65 and 13 months, respectively.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

In 2005, the Other Real Estate Partnerships sold 14 industrial properties comprising approximately 2.1 million square feet (unaudited) of GLA. Of the 14 industrial properties sold, one industrial property sale was made to a joint venture in which the Operating Partnership owns a 10% equity interest. Gross proceeds from the sales of the 14 industrial properties totaled approximately $94,472. The gain on sale of real estate was approximately $30,076, of which $29,213 is shown in discontinued operations. One of the 14 sold industrial properties did not meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 13 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Other Real Estate Partnerships for the years ended December 31, 2005, 2004 and 2003.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Total Revenues	$5,234	$8,173	$20,742
Operating Expenses	(1,733)	(2,626)	(3,895)
Depreciation and Amortization	(1,710)	(2,133)	(2,604)
Gain on Sale of Real Estate	29,213	6,439	4,689

Income from Discontinued Operations	$31,004	$9,853	$18,932

In conjunction with certain property sales, the Other Real Estate Partnerships provide seller financing on behalf of certain buyers. At December 31, 2005 and 2004, the Other Real Estate Partnerships had mortgage notes receivable outstanding and accrued interest of approximately $24,118 and $16,336, respectively which is included as a component of prepaid expenses and other assets. Also, in December 2004, the Other Real Estate Partnerships sold $3,249 of its note receivables for par.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

7.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Interest paid	$175	$178	$415

In conjunction with certain property sales, the Other Real Estate Partnerships provided seller financing on behalf of certain buyers:

Notes Receivable	$11,265	$4,450	$17,170

8.	Future Rental Revenues

The Other Real Estate Partnerships’ properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2005 are approximately as follows:

2006	$36,295
2007	31,996
2009	25,100
2009	19,163
2010	13,860
Thereafter	26,358

Total	$152,772

9.	Related Party Transactions

Periodically, the Other Real Estate Partnerships utilize real estate brokerage services from CB Richard Ellis, Inc., for which a relative of one of the Company’s officers/Directors is an employee. For the year ended December 31, 2003, this relative received brokerage commissions in the amount of $5.

At December 31, 2005 and 2004 the Other Real Estate Partnerships have a receivable balance of $27,055 and $5,506 from wholly owned entities of the Company.

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

Three properties have a lease granting the tenant an option to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships’ depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of these tenant purchase options.

11.	Subsequent Events

During the period January 1, 2006 through March 6, 2006, the Other Real Estate Partnerships acquired two industrial properties for a total estimated investment of approximately $7,267.

On March 1, 2006, the Acquisition Mortgage Loan V was paid off and retired.

FIRST INDUSTRIAL LP

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

Atlanta
1650 GA Highway 155	McDonough, GA		788	4,544	204	788	4,748	5,536	1,331	1991	(n)
14101 Industrial Park Boulevard	Covington, GA		285	1,658	703	285	2,361	2,646	581	1984	(n)
801-804 Blacklawn Road	Conyers, GA		361	2,095	842	361	2,937	3,298	807	1982	(n)
1665 Dogwood Drive	Conyers, GA		635	3,662	78	635	3,739	4,374	1,072	1973	(n)
1715 Dogwood Drive	Conyers, GA		288	1,675	80	288	1,755	2,043	493	1973	(n)
11235 Harland Drive	Covington, GA		125	739	88	125	827	952	226	1988	(n)
4050 Southmeadow Parkway	Atlanta, GA		401	2,813	311	425	3,100	3,525	889	1991	(n)
4051 Southmeadow Parkway	Atlanta, GA		726	4,130	1,084	726	5,214	5,940	1,594	1989	(n)
4071 Southmeadow Parkway	Atlanta, GA		750	4,460	974	828	5,356	6,184	1,518	1991	(n)
4081 Southmeadow Parkway	Atlanta, GA		1,012	5,918	1,586	1,157	7,359	8,516	1,842	1989	(n)
370 Great Southwest Parkway(j)	Atlanta, GA		527	2,984	579	546	3,544	4,089	847	1986	(n)
955 Cobb Place	Kennesaw, GA		780	4,420	417	804	4,813	5,617	1,000	1991	(n)
220 Greenwood Court	McDonough, GA		1,700	—	9,402	1,700	9,402	11,102	943	2000	(n)
1256 Oakbrook Drive	Norcross, GA		336	1,907	310	339	2,215	2,553	286	1984	(n)
1265 Oakbrook Drive	Norcross, GA		307	1,742	185	309	1,926	2,235	209	1984	(n)
1266 Oakbrook Drive	Norcross, GA		234	1,326	54	235	1,378	1,613	152	1984	(n)
1275 Oakbrook Drive	Norcross, GA		400	2,269	99	403	2,365	2,768	260	1986	(n)
1280 Oakbrook Drive	Norcross, GA		281	1,592	235	283	1,826	2,108	225	1986	(n)
1300 Oakbrook Drive	Norcross, GA		420	2,381	185	423	2,563	2,986	274	1986	(n)
1325 Oakbrook Drive	Norcross, GA		332	1,879	207	334	2,084	2,417	238	1986	(n)
1351 Oakbrook Drive	Norcross, GA		370	2,099	118	373	2,215	2,588	252	1984	(n)
1346 Oakbrook Drive	Norcross, GA		740	4,192	128	744	4,315	5,059	484	1985	(n)
1412 Oakbrook Drive	Norcross, GA		313	1,776	206	315	1,980	2,296	227	1985	(n)
7800 The Bluffs	Austell, GA		490	2,415	447	496	2,856	3,352	247	1995	(n)
Greenwood Industrial Park	McDonough, GA		1,550	—	7,485	1,550	7,485	9,035	252	2003	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

3060 South Park Blvd	Ellenwood, GA		1,600	12,464	961	1,603	13,422	15,025	1,120	1992	(n)
46 Kent Drive	Cartersville, GA		875	2,476	13	879	2,485	3,364	55	2001	(n)
100 Dorris Williams Industrial — King	Atlanta, GA	(i)	401	3,754	42	406	3,791	4,197	127	2000	(n)
605 Stonehill Diver	Atlanta, GA		485	1,979	24	490	1,998	2,488	93	1970	(n)
6514 Warren Drive	Norcross, GA		510	1,250	9	513	1,256	1,769	58	1999	(n)
6544 Warren Drive(q)	Norcross, GA		711	2,310	16	715	2,322	3,037	58	1999	(n)
720 Industrial Boulevard	Dublin, GA		250	2,632	18	252	2,648	2,900	56	1973/2000	(n)
5356 East Ponce DeLeon	One Mountain, GA		604	3,888	20	607	3,905	4,512	25	1982	(n)
5390 East Ponce DeLeon	One Mountain, GA		397	1,791	11	399	1,800	2,199	11	1982	(n)
195 & 197 Collins Boulevard	Athens, GA		1,410	5,344	37	1,419	5,372	6,791	107	1969/1984	(n)
4349 Avery Drive	Gainsville, GA		1,862	4,322	34	1,873	4,344	6,218	75	1977	(n)
Baltimore
3431 Benson	Baltimore, MD		553	3,062	317	562	3,370	3,932	667	1988	(n)
1820 Portal	Baltimore, MD	(f)	884	4,891	455	899	5,330	6,230	1,018	1982	(n)
8900 Yellow Brick Road	Baltimore, MD		447	2,473	372	475	2,817	3,292	550	1982	(n)
7476 New Ridge	Hanover, MD		394	2,182	385	401	2,560	2,961	471	1987	(n)
504 Advantage Way	Aberdeen, MD		2,799	15,864	813	2,802	16,674	19,476	1,154	1987/92	(n)
9700 Martin Luther King Hwy	Lanham, MD		700	1,920	720	700	2,640	3,340	276	1980	(n)
9730 Martin Luther King Hwy	Lanham, MD		500	955	678	500	1,633	2,133	146	1980	(n)
4600 Boston Way	Lanham, MD		1,400	2,482	217	1,400	2,699	4,099	242	1980	(n)
4621 Boston Way	Lanham, MD		1,100	3,070	369	1,100	3,439	4,539	286	1980	(n)
4720 Boston Way	Lanham, MD		1,200	2,174	930	1,200	3,104	4,304	321	1979	(n)
2250 Randolph Drive	Dulles, VA		3,200	8,187	36	3,208	8,215	11,423	363	1999	(n)
22630 Dulles Summit Court	Dulles, VA		2,200	9,346	127	2,206	9,467	11,673	397	1998	(n)
4201 Forbes Boulevard(q)	Lanham, MD		356	1,823	191	375	1,995	2,370	49	1989	(n)
4370-4383 Lottsford Vista Road	Lanham, MD		279	1,358	68	296	1,408	1,705	45	1989	(n)
4400 Lottsford Vista Road	Lanham, MD		351	1,955	108	372	2,042	2,414	54	1989	(n)
4420 Lottsford Vista Road	Lanham, MD		539	2,196	118	568	2,285	2,853	66	1989	(n)
11204 McCormick Road	Hunt Valley, MD		1,017	3,132	81	1,038	3,192	4,230	18	1962	(n)
11110 Pepper Road(q)	Hunt Valley, MD		918	2,529	68	938	2,577	3,515	12	1964	(n)
11100 Gilroy Road	Hunt Valley, MD		901	1,455	43	919	1,480	2,399	8	1972	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

336 Clubhouse(q)	Hunt Valley, MD		982	3,158	82	1,004	3,218	4,222	18	1976	(n)
10709 Gilroy Road	Hunt Valley, MD		907	2,884	(173)	913	2,705	3,618	15	1978	(n)
10947 Golden West	Hunt Valley, MD		1,134	3,436	64	1,135	3,499	4,634	13	1983	(n)
7120-7132 Ambassador Road	Hunt Valley, MD		829	1,329	15	847	1,326	2,173	9	1970	(n)
7142 Ambassador Road(q)	Hunt Valley, MD		924	2,876	71	942	2,929	3,871	9	1973	(n)
7144-7160 Ambassador Road	Hunt Valley, MD		979	1,672	67	1,000	1,718	2,718	14	1974	(n)
7200 Rutherford(q)	Hunt Valley, MD		1,032	2,150	62	1,054	2,190	3,244	17	1978	(n)
2700 Lord Baltimore(q)	Hunt Valley, MD		875	1,826	(58)	897	1,746	2,643	13	1978	(n)
9800 Martin Luther King Hwy	Lanham, MD		1,200	2,457	543	1,200	3,000	4,200	258	1978	(n)
4501 Hollins Ferry Road	Baltimore, MD		3,000	10,108	929	3,058	10,979	14,037	509	1982/92	(n)
11212 McCormick Road(q)	Hunt Valley, MD		776	623	37	798	638	1,436	6	1961/1973	(n)
Central Pennsylvania
16522 Hunters Green Parkway	Hagerstown, MD	(g)	1,390	13,104	3,902	1,863	16,534	18,396	1,088	2000	(n)
Golden Eagle Business Center	Harrisburg, PA		585	3,176	83	600	3,245	3,844	57	2000	(n)
270 Old Silver Spring Road	Mechanicsburg, PA		350	—	3,649	350	3,649	3,999	332	2001	(n)
37 Valleyview Business Park	Jessup, PA		542	—	2,971	542	2,972	3,513	77	2004	(n)
170 Marcel Drive(q)	Winchester, VA		1,544	5,463	266	1,544	5,730	7,273	—	1997	(n)
320 Museum Road	Washington, PA		201	1,819	33	205	1,849	2,053	18	1967/75	(n)
Chicago
3600 West Pratt Avenue	Lincolnwood, IL		1,050	5,767	1,238	1,050	7,005	8,055	2,021	1953/88	(n)
6750 South Sayre Avenue	Bedford Park, IL		224	1,309	433	224	1,742	1,966	441	1975	(n)
585 Slawin Court	Mount Prospect, IL		611	3,505	183	611	3,688	4,300	1,021	1992	(n)
2300 Windsor Court	Addison, IL		688	3,943	504	696	4,439	5,135	1,344	1986	(n)
3505 Thayer Court	Aurora, IL		430	2,472	35	430	2,507	2,938	717	1989	(n)
305-311 Era Drive	Northbrook, IL		200	1,154	146	205	1,296	1,501	361	1978	(n)
4330 South Racine Avenue	Chicago, IL		448	1,893	550	468	2,424	2,891	1,872	1978	(n)
12241 Melrose Street	Franklin Park, IL		332	1,931	1,826	469	3,620	4,089	1,091	1969	(n)
11939 S Central Avenue	Alsip, IL		1,208	6,843	2,155	1,305	8,900	10,205	1,829	1972	(n)
405 East Shawmut	LaGrange, IL		368	2,083	365	387	2,428	2,815	486	1965	(n)
1010-50 Sesame Street	Bensenville, IL		979	5,546	2,285	1,048	7,761	8,810	1,305	1976	(n)
7401 South Pulaski	Chicago, IL		664	3,763	1,215	669	4,974	5,643	1,024	1975/86	(n)
7501 S. Pulaski	Chicago, IL		318	2,038	738	318	2,777	3,094	514	1975/86	(n)
385 Fenton Lane	West Chicago, IL		868	4,918	567	884	5,468	6,352	1,263	1990	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

905 Paramount	Batavia, IL		243	1,375	391	252	1,757	2,009	355	1977	(n)
1005 Paramount	Batavia, IL		282	1,600	454	293	2,043	2,336	401	1978	(n)
2120-24 Roberts	Broadview, IL		220	1,248	369	231	1,607	1,838	391	1960	(n)
700 Business Center Drive	Mount Prospect, IL		270	1,492	120	288	1,594	1,882	202	1980	(n)
800 Business Center Drive	Mount Prospect, IL		631	3,493	233	666	3,691	4,358	468	1988/99	(n)
580 Slawin Court	Mount Prospect, IL		233	1,292	234	254	1,505	1,760	180	1985	(n)
1150 Feehanville Drive	Mount Prospect, IL		260	1,437	131	273	1,555	1,829	203	1983	(n)
1200 Business Center D rive	Mount Prospect, IL		765	4,237	335	814	4,524	5,338	576	1988/2000	(n)
1331 Business Center Drive	Mount Prospect, IL		235	1,303	136	255	1,419	1,674	181	1985	(n)
19W661 101st Street	Lemont, IL		1,200	6,643	1,400	1,220	8,023	9,242	844	1988	(n)
175 Wall Street	Glendale Heights, IL		427	2,363	191	433	2,548	2,981	236	1990	(n)
800-820 Thorndale Avenue	Bensenville, IL		751	4,159	109	761	4,258	5,019	326	1985	(n)
830-890 Supreme Drive	Bensenville, IL		671	3,714	247	679	3,953	4,632	406	1981	(n)
1661 Feehanville Drive	Mount Prospect, IL		985	5,455	1,134	1,044	6,530	7,574	845	1986	(n)
2250 Arthur Avenue	Elk Grove Village, IL		800	1,543	41	809	1,576	2,384	208	1973/86	(n)
1850 Touhy & 1158-60 McCage Ave	Elk Grove Village, IL		1,500	4,842	57	1,514	4,885	6,399	351	1978	(n)
1088-1130 Thorndale Avenue(q)	Bensenville, IL		2,103	3,674	12	2,108	3,681	5,789	93	1983	(n)
855-891 Busse(Route 83)	Bensenville, IL		1,597	2,767	11	1,601	2,774	4,375	72	1983	(n)
1060-1074 W. Thorndale Ave.(q)	Bensenville, IL		1,704	2,108	31	1,709	2,134	3,843	61	1982	(n)
400 Crossroads Parkway	Bolingbrook, IL		1,178	9,453	26	1,181	9,476	10,657	159	1988	(n)
7609 West Industrial Drive(q)	Forest Park, IL		1,207	2,343	161	1,213	2,497	3,711	69	1974	(n)
7801 West Industrial Drive	Forest Park, IL		1,215	3,020	19	1,220	3,034	4,254	74	1976	(n)
501 Airport Road(q)	Aurora, IL		694	—	5,256	694	5,256	5,950	415	2002	(n)
251 Airport Road(q)	Aurora, IL		983	—	6,653	983	6,654	7,636	657	2002	(n)
1900-1960 Devon Avenue(q)	Elk Grove Village, IL		1,154	2,552	195	1,167	2,734	3,901	124	1979	(n)
3686 South Central	Rockford, IL		200	2,520	11	200	2,531	2,731	72	1998	(n)
749 Southrock	Rockford, IL		379	2,814	13	380	2,825	3,206	105	1992	(n)
725 Kimberly Drive	Carol Stream, IL		793	1,395	10	801	1,397	2,198	23	1987	(n)
2802 Bloomington Road	Champaign, IL		1,002	7,544	45	1,007	7,583	8,591	47	1996	(n)
17001 S. Vincennes	Thornton, IL		497	504	6	500	507	1,007	9	1974	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

Cincinnati
9900-9970 Princeton	Cincinnati, OH		545	3,088	1,709	566	4,775	5,342	1,315	1970	(n)
2940 Highland Avenue	Cincinnati, OH		1,717	9,730	2,258	1,772	11,933	13,705	3,151	1969/74	(n)
4700-4750 Creek Road	Blue Ash, OH		1,080	6,118	772	1,109	6,860	7,970	1,788	1960	(n)
12072 Best Place	Springboro, OH		426	—	3,177	443	3,160	3,604	610	1984	(n)
901 Pleasant Valley Drive	Springboro, OH		304	1,721	166	316	1,875	2,191	370	1984/94	(n)
4440 Mulhauser Road	Cincinnati, OH		655	39	5,741	655	5,780	6,435	1,197	1999	(n)
4434 Mulhauser Road	Cincinnati, OH		444	16	4,684	463	4,681	5,144	764	1999	(n)
9449 Glades Drive	Hamilton, OH		465	—	4,080	477	4,068	4,545	581	1999	(n)
420 Wards Corner Road	Loveland, OH		600	1,083	1,010	606	2,087	2,693	324	1985	(n)
422 Wards Corner Road	Loveland, OH		600	1,811	451	605	2,256	2,862	354	1985	(n)
4436 Muhlhauser Road	Hamilton, OH		630	—	5,663	630	5,664	6,293	607	2001	(n)
4438 Muhlhauser Road	Hamilton, OH		779	—	6,823	779	6,823	7,602	680	2000	(n)
9200 Brookfield Court(q)	Florence, KY		578	3,551	72	582	3,619	4,201	120	1996	(n)
4663 Dues Drive(q)	West Chester, OH		858	2,273	204	875	2,460	3,335	130	1972	(n)
7401 Fremont Pike #1	Perrysburg, OH		291	1,130	26	296	1,151	1,447	7	1955/70	(n)
7401 Fremont Pike #2	Perrysburg, OH		280	1,088	25	285	1,108	1,393	7	1980	(n)
7401 Fremont Pike #3	Perrysburg, OH		334	1,300	30	340	1,324	1,664	8	1984	(n)
7401 Fremont Pike #4	Perrysburg, OH		502	1,952	44	511	1,987	2,498	13	1985	(n)
7401 Fremont Pike #5	Perrysburg, OH		340	1,323	31	346	1,347	1,694	8	1990	(n)
7401 Fremont Pike #6	Perrysburg, OH		340	1,323	31	346	1,347	1,694	8	1990	(n)
7401 Fremont Pike #7	Perrysburg, OH		357	1,389	33	364	1,415	1,779	9	1991	(n)
7401 Fremont Pike #8	Perrysburg, OH		704	2,739	64	717	2,789	3,507	18	1993	(n)
7401 Fremont Pike #9	Perrysburg, OH		18	68	2	18	70	88	0	1998	(n)
7401 Fremont Pike #10	Perrysburg, OH		38	149	4	39	152	191	1	1951	(n)
Cleveland
1 Allen Bradley Drive	Mayfield Heights, OH		3,034	48,475	269	3,051	48,726	51,778	276	1995	(n)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH		1,045	6,421	14	1,045	6,435	7,480	1,529	1986	(n)
3880 Groveport Road	Columbus, OH		1,955	12,154	600	1,955	12,755	14,709	3,087	1986	(n)
1819 North Walcutt Road	Columbus, OH		637	4,590	(296)	637	4,294	4,931	1,105	1973	(n)
4300 Cemetary Road(q)	Hillard, OH		764	6,248	(1,424)	764	4,823	5,588	1,133	1968/74	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

4115 Leap Road(j)	Hillard, OH		756	4,297	495	756	4,781	5,537	892	1977	(n)
3300 Lockbourne	Columbus, OH		708	3,920	1,241	710	5,159	5,869	1,075	1964	(n)
1076 Pittsburgh Drive	Delaware, OH		2,497	5,103	22	2,505	5,117	7,622	157	1996	(n)
6150 Huntley Road	Columbus, OH		986	5,162	16	989	5,175	6,164	101	2002	(n)
Dallas/Fort Worth
1275-1281 Roundtable Drive	Dallas, TX		117	839	53	117	892	1,009	184	1966	(n)
2406-2416 Walnut Ridge	Dallas, TX		178	1,006	290	183	1,291	1,474	278	1978	(n)
12750 Perimeter Drive	Dallas, TX		638	3,618	635	660	4,232	4,892	805	1979	(n)
1324-1343 Roundtable Drive	Dallas, TX		178	1,006	227	184	1,227	1,411	240	1972	(n)
2401-2419 Walnut Ridge	Dallas, TX		148	839	119	153	953	1,106	201	1978	(n)
4248-4252 Simonton	Farmers Ranch, TX		888	5,032	412	920	5,412	6,332	1,169	1973	(n)
900-906 Great Southwest Pkwy	Arlington, TX		237	1,342	596	270	1,905	2,175	368	1972	(n)
2179 Shiloh Road	Garland, TX		251	1,424	68	256	1,486	1,742	299	1982	(n)
2159 Shiloh Road	Garland, TX		108	610	40	110	648	758	130	1982	(n)
2701 Shiloh Road	Garland, TX		818	4,636	1,209	923	5,740	6,663	1,275	1981	(n)
12784 Perimeter Drive(k)	Dallas, TX		350	1,986	461	396	2,401	2,797	494	1981	(n)
3000 West Commerce	Dallas, TX		456	2,584	530	469	3,101	3,570	599	1980	(n)
3030 Hansboro	Dallas, TX		266	1,510	385	276	1,885	2,161	382	1971	(n)
5222 Cockrell Hill	Dallas, TX		296	1,677	389	306	2,056	2,363	390	1973	(n)
405-407 113th	Arlington, TX		181	1,026	431	185	1,452	1,637	264	1969	(n)
816 111th Street	Arlington, TX		251	1,421	224	258	1,638	1,896	330	1972	(n)
7341 Dogwood Park	Richland Hills, TX		79	435	219	84	649	732	152	1973	(n)
7427 Dogwood Park	Richland Hills, TX		96	532	556	102	1,083	1,185	142	1973	(n)
7348-54 Tower Street	Richland Hills, TX		88	489	196	94	679	773	120	1978	(n)
7370 Dogwood Park	Richland Hills, TX		91	503	97	96	594	691	122	1987	(n)
7339-41 Tower Street	Richland Hills, TX		98	541	66	104	601	705	109	1980	(n)
7437-45 Tower Street	Richland Hills, TX		102	563	79	108	635	743	124	1977	(n)
7331-59 Airport Freeway	Richland Hills, TX		354	1,958	363	372	2,303	2,675	411	1987	(n)
7338-60 Dogwood Park	Richland Hills, TX		106	587	102	112	683	796	127	1978	(n)
7450-70 Dogwood Park	Richland Hills, TX		106	584	125	112	703	815	140	1985	(n)
7423-49 Airport Freeway	Richland Hills, TX		293	1,621	334	308	1,940	2,248	421	1985	(n)
7400 Whitehall Street	Richland Hills, TX		109	603	91	115	688	804	126	1994	(n)
1602-1654 Terre Colony	Dallas, TX		458	2,596	230	468	2,816	3,284	467	1981	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

3330 Duncanville Road	Dallas, TX		197	1,114	28	199	1,139	1,338	158	1987	(n)
6851-6909 Snowden Road	Fort Worth, TX		1,025	5,810	483	1,038	6,280	7,318	905	1985/86	(n)
2351-2355 Merritt Drive	Garland, TX		101	574	125	103	698	800	118	1986	(n)
10575 Vista Park	Dallas, TX		366	2,074	214	371	2,283	2,654	322	1988	(n)
701-735 North Plano Road	Richardson, TX		696	3,944	118	705	4,053	4,758	576	1972/94	(n)
2259 Merritt Drive	Garland, TX		96	544	45	97	588	685	82	1986	(n)
2260 Merritt Drive	Garland, TX		319	1,806	47	323	1,849	2,172	259	1986/99	(n)
2220 Merritt Drive	Garland, TX		352	1,993	258	356	2,247	2,603	297	1986/2000	(n)
2010 Merritt Drive	Garland, TX		350	1,981	112	354	2,088	2,442	304	1986	(n)
2363 Merritt Drive	Garland, TX		73	412	117	74	529	602	67	1986	(n)
2447 Merritt Drive	Garland, TX		70	395	81	71	475	546	57	1986	(n)
2465-2475 Merritt Drive	Garland, TX		91	514	21	92	535	626	74	1986	(n)
2485-2505 Merritt Drive	Garland, TX		431	2,440	415	436	2,849	3,285	356	1986	(n)
2081 Hutton Drive — Bldg 1(k)	Carrolton, TX		448	2,540	480	453	3,016	3,468	459	1981	(n)
2150 Hutton Drive	Carrolton, TX		192	1,089	315	194	1,402	1,596	231	1980	(n)
2110 Hutton Drive	Carrolton, TX		374	2,117	172	377	2,285	2,662	310	1985	(n)
2025 McKenzie Drive	Carrolton, TX		437	2,478	431	442	2,904	3,346	447	1985	(n)
2019 McKenzie Drive	Carrolton, TX		502	2,843	174	507	3,012	3,519	418	1985	(n)
1420 Valwood Parkway — Bldg 1(j)	Carrolton, TX		460	2,608	609	466	3,212	3,677	429	1986	(n)
1620 Valwood Parkway(k)	Carrolton, TX		1,089	6,173	1,165	1,100	7,327	8,427	1,095	1986	(n)
1505 Luna Road — Bldg II	Carrolton, TX		167	948	160	169	1,106	1,275	151	1988	(n)
1625 West Crosby Road	Carrolton, TX		617	3,498	678	631	4,162	4,793	670	1988	(n)
2029-2035 McKenzie Drive	Carrolton, TX		306	1,870	1,015	306	2,885	3,191	625	1985	(n)
1840 Hutton Drive(j)	Carrolton, TX		811	4,597	521	819	5,111	5,930	656	1986	(n)
1420 Valwood Pkwy — Bldg II	Carrolton, TX		373	2,116	422	377	2,534	2,912	376	1986	(n)
2015 McKenzie Drive	Carrolton, TX		510	2,891	316	516	3,202	3,717	392	1986	(n)
2105 McDaniel Drive	Carrolton, TX		502	2,844	735	507	3,573	4,080	448	1986	(n)
2009 McKenzie Drive	Carrolton, TX		476	2,699	506	481	3,201	3,682	413	1987	(n)
1505 Luna Road — Bldg I	Carrolton, TX		521	2,953	571	529	3,516	4,045	412	1988	(n)
900-1100 Avenue S	Grand Prairie, TX		623	3,528	325	629	3,846	4,475	437	1985	(n)
15001 Trinity Blvd	Ft. Worth, TX		529	2,998	50	534	3,043	3,578	253	1984	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

Plano Crossing(l)	Plano, TX		1,961	11,112	171	1,981	11,263	13,243	943	1998	(n)
7413A-C Dogwood Park	Richland Hills, TX		110	623	102	111	724	835	58	1990	(n)
7450 Tower Street	Richland Hills, TX		36	204	160	36	363	399	23	1977	(n)
7436 Tower Street	Richland Hills, TX		57	324	147	58	471	528	31	1979	(n)
7501 Airport Freeway	Richland Hills, TX		113	638	50	115	686	800	67	1983	(n)
7426 Tower Street	Richland Hills, TX		76	429	18	76	446	522	36	1978	(n)
7427-7429 Tower Street	Richland Hills, TX		75	427	15	76	441	517	36	1981	(n)
2840-2842 Handley Ederville Rd	Richland Hills, TX		112	635	34	113	668	781	56	1977	(n)
7451-7477 Airport Freeway	Richland Hills, TX		256	1,453	211	259	1,661	1,920	189	1984	(n)
7415 Whitehall Street	Richland Hills, TX		372	2,107	137	375	2,241	2,616	200	1986	(n)
7450 Whitehall Street	Richland Hills, TX		104	591	10	105	600	705	49	1978	(n)
7430 Whitehall Street	Richland Hills, TX		143	809	15	144	822	966	68	1985	(n)
7420 Whitehall Street	Richland Hills, TX		110	621	28	111	648	759	60	1985	(n)
300 Wesley Way	Richland Hills, TX		208	1,181	17	211	1,196	1,407	98	1995	(n)
825-827 Avenue H(j)	Arlington, TX		600	3,006	193	604	3,195	3,799	210	1979	(n)
1013-31 Avenue M	Grand Prairie, TX		300	1,504	52	302	1,554	1,856	101	1978	(n)
1172-84 113th Street(j)	Grand Prairie, TX		700	3,509	30	704	3,534	4,239	199	1980	(n)
1200-16 Avenue H(j)	Arlington, TX		600	2,846	(17)	604	2,825	3,429	181	1981/82	(n)
1322-66 N. Carrier Parkway(k)	Grand Prairie, TX		1,000	5,012	58	1,006	5,064	6,070	297	1979	(n)
2401-2407 Centennial Dr.	Arlington, TX		600	2,534	60	604	2,591	3,194	161	1977	(n)
3111 West Commerce Street	Dallas, TX		1,000	3,364	45	1,011	3,398	4,409	202	1979	(n)
4201 Kellway	Addison, TX		306	1,342	56	317	1,387	1,704	57	1980	(n)
9150 West Royal Lane(q)	Irving, TX		818	3,767	18	820	3,783	4,603	74	1985	(n)
13800 Senlac Drive	Farmers Ranch, TX		823	4,042	12	825	4,052	4,877	96	1988	(n)
801-831 S. Great Southwest Pkwy(q)	Grand Prairie, TX		2,581	16,556	257	2,586	16,808	19,394	538	1975	(n)
801-842 Heinz Way(q)	Grand Prairie, TX		599	3,327	34	601	3,359	3,960	73	1977	(n)
901-937 Heinz Way	Grand Prairie, TX		493	2,823	7	494	2,829	3,323	70	1997	(n)
2104 Hutton Drive	Carrolton, TX		246	1,393	172	249	1,563	1,811	199	1990	(n)
7451 Dogwood Park	Richland Hills, TX		133	753	195	134	947	1,081	156	1977	(n)
2821 Cullen Street	Fort Worth, TX		71	404	6	72	409	481	33	1961	(n)
2900 Avenue E(q)	Arlington, TX		296	—	1,936	296	1,936	2,232	39	1968	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

14500 E. Beltwood(q)	Dallas, TX		309	1,368	18	312	1,383	1,695	14	1980	(n)
Denver
7100 North Broadway — 1	Denver, CO		201	1,141	405	215	1,532	1,748	360	1978	(n)
7100 North Broadway — 2	Denver, CO		203	1,150	272	204	1,420	1,624	325	1978	(n)
7100 North Broadway — 3	Denver, CO		139	787	152	140	938	1,078	217	1978	(n)
7100 North Broadway — 5	Denver, CO		178	1,018	149	178	1,167	1,345	276	1978	(n)
7100 North Broadway — 6	Denver, CO		269	1,526	372	271	1,896	2,167	484	1978	(n)
20100 East 32nd Avenue Parkway	Aurora, CO		314	1,888	173	314	2,060	2,374	540	1997	(n)
700 West 48th Street	Denver, CO		302	1,711	439	307	2,145	2,452	508	1984	(n)
702 West 48th Street	Denver, CO		135	763	128	139	886	1,025	216	1984	(n)
6425 North Washington	Denver, CO		374	2,118	318	385	2,424	2,809	543	1983	(n)
3370 North Peoria Street	Aurora, CO		163	924	70	163	994	1,157	225	1978	(n)
3390 North Peoria Street	Aurora, CO		145	822	85	147	906	1,052	200	1978	(n)
3508-3538 North Peoria Street	Aurora, CO		260	1,472	485	264	1,953	2,217	482	1978	(n)
3568 North Peoria Street	Aurora, CO		222	1,260	355	225	1,612	1,837	376	1978	(n)
4785 Elati	Denver, CO		173	981	212	175	1,192	1,367	295	1972	(n)
4770 Fox Street	Denver, CO		132	750	118	134	866	1,000	194	1972	(n)
1550 W. Evans	Denver, CO		385	2,200	411	385	2,610	2,995	549	1975	(n)
3751-71 Revere Street	Denver, CO		262	1,486	208	267	1,689	1,957	371	1980	(n)
3871 Revere	Denver, CO		361	2,047	559	368	2,599	2,967	550	1980	(n)
4570 Ivy Street	Denver, CO		219	1,239	174	220	1,411	1,632	324	1985	(n)
5855 Stapleton Drive North	Denver, CO		288	1,630	282	290	1,911	2,201	428	1985	(n)
5885 Stapleton Drive North	Denver, CO		376	2,129	175	380	2,300	2,680	458	1985	(n)
5977-5995 North Broadway	Denver, CO		268	1,518	446	271	1,961	2,232	392	1978	(n)
2952-5978 North Broadway	Denver, CO		414	2,346	728	422	3,067	3,489	682	1978	(n)
4721 Ironton Street	Denver, CO		232	1,313	1,520	236	2,827	3,064	987	1969	(n)
7100 North Broadway — 7	Denver, CO		215	1,221	227	217	1,445	1,663	361	1985	(n)
7100 North Broadway — 8	Denver, CO		79	448	104	80	551	631	112	1985	(n)
6804 East 48th Avenue	Denver, CO		253	1,435	403	256	1,835	2,092	369	1973	(n)
445 Bryant Street	Denver, CO		1,829	10,219	1,719	1,829	11,938	13,767	2,458	1960	(n)
East 47th Drive — A	Denver, CO		441	2,689	(6)	441	2,683	3,124	576	1997	(n)
9500 West 49th Street — A	Wheatridge, CO		283	1,625	328	286	1,951	2,236	459	1997	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

9500 West 49th Street — B	Wheatridge, CO		225	1,272	70	226	1,341	1,567	270	1997	(n)
9500 West 49th Street — C	Wheatridge, CO		600	3,409	126	600	3,536	4,136	738	1997	(n)
9500 West 49th Street — D	Wheatridge, CO		246	1,537	179	246	1,716	1,962	555	1997	(n)
8100 South Park Way — A	Littleton, CO		423	2,507	192	423	2,699	3,121	565	1997	(n)
8100 South Park Way — B	Littleton, CO		103	582	162	104	743	847	177	1984	(n)
8100 South Park Way — C	Littleton, CO		568	3,219	223	575	3,435	4,010	698	1984	(n)
451-591 East 124th Avenue	Littleton, CO		383	2,145	805	383	2,950	3,333	665	1979	(n)
608 Garrison Street	Lakewood, CO		265	1,501	395	267	1,894	2,161	396	1984	(n)
610 Garrison Street	Lakewood, CO		264	1,494	438	266	1,931	2,196	439	1984	(n)
15000 West 6th Avenue	Golden, CO		913	5,174	1,232	916	6,404	7,320	1,498	1985	(n)
14998 West 6th Avenue Bldg E	Golden, CO		565	3,199	224	568	3,419	3,987	757	1995	(n)
14998 West 6th Avenue Bldg F	Englewood, CO		269	1,525	86	271	1,610	1,881	360	1995	(n)
12503 East Euclid Drive	Denver, CO		1,208	6,905	769	1,208	7,675	8,882	1,731	1986	(n)
6547 South Racine Circle	Denver, CO		739	4,241	152	739	4,393	5,132	889	1996	(n)
7800 East Iliff Avenue	Denver, CO		188	1,067	245	190	1,310	1,500	258	1983	(n)
2369 South Trenton Way	Denver, CO		292	1,656	170	294	1,825	2,118	408	1983	(n)
2422 S. Trenton Way	Denver, CO		241	1,364	243	243	1,605	1,848	348	1983	(n)
2452 South Trenton Way	Denver, CO		421	2,386	201	426	2,582	3,008	532	1983	(n)
1600 South Abilene	Aurora, CO		465	2,633	79	467	2,710	3,177	573	1986	(n)
1620 South Abilene	Aurora, CO		268	1,520	101	270	1,619	1,890	340	1986	(n)
1640 South Abilene	Aurora, CO		368	2,085	141	382	2,213	2,594	490	1986	(n)
13900 East Florida Ave	Aurora, CO		189	1,071	79	190	1,149	1,339	244	1986	(n)
14401-14492 East 33rd Place	Aurora, CO		440	2,519	298	440	2,817	3,257	583	1979	(n)
11701 East 53rd Avenue	Denver, CO		416	2,355	194	422	2,542	2,964	528	1985	(n)
5401 Oswego Street	Denver, CO		273	1,547	329	278	1,871	2,148	457	1985	(n)
3811 Joilet	Denver, CO		735	4,166	448	752	4,597	5,349	859	1977	(n)
2630 West 2nd Avenue	Denver, CO		51	286	5	51	291	342	61	1970	(n)
2650 West 2nd Avenue	Denver, CO		221	1,252	191	223	1,441	1,664	306	1970	(n)
14818 West 6th Avenue Bldg A	Golden, CO		468	2,799	389	468	3,188	3,656	801	1985	(n)
14828 West 6th Avenue Bldg B	Golden, CO		503	2,942	541	503	3,482	3,985	815	1985	(n)
12055 E 49th Ave/4955 Peoria	Denver, CO		298	1,688	562	305	2,243	2,547	518	1984	(n)
4940-4950 Paris	Denver, CO		152	861	174	156	1,032	1,187	199	1984	(n)
4970 Paris	Denver, CO		95	537	69	97	604	701	112	1984	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

7367 South Revere Parkway	Englewood, CO		926	5,124	264	934	5,380	6,314	1,067	1997	(n)
8200 East Park Meadows Drive(j)	Lone Tree, CO		1,297	7,348	983	1,304	8,324	9,628	1,192	1984	(n)
3250 Quentin(j)	Aurora, CO		1,220	6,911	617	1,230	7,518	8,747	1,100	1984/2000	(n)
11585 E. 53rd Ave.(j)	Denver, CO		1,770	10,030	1,090	1,780	11,110	12,890	1,286	1984	(n)
10500 East 54th Ave.(k)	Denver, CO		1,253	7,098	937	1,260	8,027	9,287	1,045	1986	(n)
8835 W. 116th Street	Broomfield, CO		1,151	6,523	870	1,304	7,240	8,544	520	2002	(n)
3101-3151 S. Platte River Dr.	Englewood, CO		2,500	8,549	172	2,504	8,717	11,221	508	1974	(n)
3155-3199 S. Platte River Dr.	Englewood, CO		1,700	7,787	64	1,702	7,849	9,551	428	1974	(n)
3201-3273 S. Platte River Dr.	Englewood, CO		1,600	6,592	161	1,602	6,750	8,353	433	1974	(n)
18150 E. 32nd Street	Aurora, CO		563	3,188	1,168	572	4,347	4,919	718	2000	(n)
8820 W. 116th Street(q)	Broomfield, CO		338	1,918	316	372	2,199	2,571	145	2001	(n)
7005 East 46th Avenue	Denver, CO		512	2,025	22	517	2,042	2,559	49	1996	(n)
Hilltop Business Center I — Bldg. B(q)	Littleton, CO		739	—	3,577	739	3,578	4,316	416	2001	(n)
Jeffco Business Center A	Broomfield, CO		312	—	1,730	370	1,671	2,042	358	2001	(n)
Park Centre A(q)	Westminister, CO		441	—	4,241	441	4,241	4,682	545	2001	(n)
Park Centre B(q)	Westminister, CO		374	—	3,222	374	3,221	3,596	471	2001	(n)
Park Centre C(q)	Westminister, CO		374	—	3,022	374	3,022	3,396	422	2001	(n)
Park Centre D(q)	Westminister, CO		441	—	3,772	441	3,771	4,213	546	2001	(n)
9586 Interstate 25 East Frontage	Longmont, CO		898	5,038	229	939	5,226	6,165	27	1997	(n)
Des Moines
1021 W. First Street, Hwy 93	Sumner, IA		99	2,540	17	100	2,556	2,656	28	1990/1995	(n)
Detroit
238 Executive Drive	Troy, MI		52	173	554	100	679	779	555	1973	(n)
256 Executive Drive	Troy, MI		44	146	436	85	541	626	439	1974	(n)
301 Executive Drive	Troy, MI		71	293	731	133	962	1,095	718	1974	(n)
449 Executive Drive	Troy, MI		125	425	1,030	218	1,362	1,580	1,002	1975	(n)
501 Executive Drive	Troy, MI		71	236	678	129	856	985	446	1984	(n)
451 Robbins Drive	Troy, MI		96	448	961	192	1,313	1,505	923	1975	(n)
1095 Crooks Road	Troy, MI		331	1,017	1,006	360	1,994	2,354	1,153	1986	(n)
1416 Meijer Drive	Troy, MI		94	394	342	121	709	830	483	1980	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

1624 Meijer Drive	Troy, MI		236	1,406	902	373	2,171	2,544	1,357	1984	(n)
1972 Meijer Drive	Troy, MI		315	1,301	721	372	1,965	2,337	1,143	1985	(n)
1621 Northwood Drive	Troy, MI		85	351	918	215	1,140	1,354	951	1977	(n)
1707 Northwood Drive	Troy, MI		95	262	1,221	239	1,339	1,578	841	1983	(n)
1788 Northwood Drive	Troy, MI		50	196	549	103	692	795	488	1977	(n)
1821 Northwood Drive	Troy, MI		132	523	742	220	1,177	1,397	975	1977	(n)
1826 Northwood Drive	Troy, MI		55	208	394	103	554	657	461	1977	(n)
1864 Northwood Drive	Troy, MI		57	190	437	107	577	684	479	1977	(n)
2277 Elliott Avenue	Troy, MI		48	188	501	104	633	737	479	1975	(n)
2451 Elliott Avenue	Troy, MI		78	319	742	164	975	1,139	790	1974	(n)
2730 Research Drive	Rochester Hills, MI		903	4,215	674	903	4,889	5,792	2,715	1988	(n)
2791 Research Drive	Rochester Hills, MI		557	2,731	707	560	3,435	3,995	1,603	1991	(n)
2871 Research Drive	Rochester Hills, MI		324	1,487	372	327	1,856	2,183	932	1991	(n)
2911 Research Drive	Rochester Hills, MI		504	2,136	654	504	2,790	3,294	1,345	1992	(n)
3011 Research Drive	Rochester Hills, MI		457	2,104	346	457	2,450	2,907	1,392	1988	(n)
2870 Technology Drive	Rochester Hills, MI		275	1,262	228	279	1,486	1,765	840	1988	(n)
2900 Technology Drive	Rochester Hills, MI		214	977	531	219	1,503	1,722	650	1992	(n)
2920 Technology Drive	Rochester Hills, MI		153	671	196	153	868	1,020	420	1992	(n)
2930 Technology Drive	Rochester Hills, MI		131	594	380	138	966	1,105	440	1991	(n)
2950 Technology Drive	Rochester Hills, MI		178	819	223	185	1,035	1,220	524	1991	(n)
23014 Commerce Drive	Farmington Hills, MI		39	203	169	56	355	411	209	1983	(n)
23028 Commerce Drive	Farmington Hills, MI		98	507	247	125	727	852	436	1983	(n)
23035 Commerce Drive	Farmington Hills, MI		71	355	262	93	596	688	344	1983	(n)
23042 Commerce Drive	Farmintgon Hills, MI		67	277	306	89	561	650	330	1983	(n)
23065 Commerce Drive	Farmington Hills, MI		71	408	213	93	599	692	352	1983	(n)
23070 Commerce Drive	Farmington Hills, MI		112	442	759	125	1,188	1,313	777	1983	(n)
23079 Commerce Drive	Farmington Hills, MI		68	301	316	79	605	685	309	1983	(n)
23093 Commerce Drive	Farmington Hills, MI		211	1,024	844	295	1,784	2,079	1,053	1983	(n)
23135 Commerce Drive	Farmington Hills, MI		146	701	256	158	945	1,103	521	1986	(n)
23163 Commerce Drive	Farmington Hills, MI		111	513	313	138	799	937	438	1986	(n)
23177 Commerce Drive	Farmington Hills, MI		175	1,007	612	254	1,540	1,794	852	1986	(n)
23206 Commerce Drive	Farmington Hills, MI		125	531	324	137	842	980	477	1985	(n)
23370 Commerce Drive	Farmington Hills, MI		59	233	308	66	534	600	304	1980	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

32450 N Avis Drive	Madison Heights, MI		281	1,590	99	286	1,684	1,970	332	1974	(n)
12707 Eckles Road	Plymouth Township, MI		255	1,445	109	267	1,543	1,809	363	1990	(n)
9300-9328 Harrison Rd	Romulus, MI		147	834	393	154	1,219	1,374	300	1978	(n)
9330-9358 Harrison Rd	Romulus, MI		81	456	302	85	754	839	194	1978	(n)
28420-28448 Highland Rd	Romulus, MI		143	809	212	149	1,015	1,164	265	1979	(n)
28450-28478 Highland Rd	Romulus, MI		81	461	272	85	730	815	196	1979	(n)
28421-28449 Highland Rd	Romulus, MI		109	617	291	114	903	1,017	261	1980	(n)
28451-28479 Highland Rd	Romulus, MI		107	608	177	112	780	892	210	1980	(n)
28825-28909 Highland Rd	Romulus, MI		70	395	267	73	659	732	169	1981	(n)
28933-29017 Highland Rd	Romulus, MI		112	634	150	117	779	896	198	1982	(n)
28824-28908 Highland Rd	Romulus, MI		134	760	219	140	972	1,113	215	1982	(n)
28932-29016 Highland Rd	Romulus, MI		123	694	322	128	1,011	1,139	230	1982	(n)
9710-9734 Harrison Rd	Romulus, MI		125	706	149	130	850	980	205	1987	(n)
9740-9772 Harrison Rd	Romulus, MI		132	749	130	138	872	1,011	208	1987	(n)
9840-9868 Harrison Rd	Romulus, MI		144	815	168	151	977	1,127	243	1987	(n)
9800-9824 Harrison Rd	Romulus, MI		117	664	94	123	753	876	172	1987	(n)
29265-29285 Airport Dr	Romulus, MI		140	794	289	147	1,076	1,223	294	1983	(n)
29185-29225 Airport Dr	Romulus, MI		140	792	258	146	1,044	1,191	246	1983	(n)
29149-29165 Airport Dr	Romulus, MI		216	1,225	227	226	1,442	1,668	328	1984	(n)
29101-29115 Airport Dr	Romulus, MI		130	738	249	136	981	1,117	237	1985	(n)
29031-29045 Airport Dr	Romulus, MI		124	704	123	130	821	951	202	1985	(n)
29050-29062 Airport Dr	Romulus, MI		127	718	156	133	868	1,001	234	1986	(n)
29120-29134 Airport Dr	Romulus, MI		161	912	298	169	1,203	1,371	301	1986	(n)
29200-29214 Airport Dr	Romulus, MI		170	963	337	178	1,292	1,469	347	1985	(n)
9301-9339 Middlebelt Rd	Romulus, MI		124	703	195	130	892	1,022	216	1983	(n)
26980 Trolley Industrial Drive	Taylor, MI		450	2,550	1,017	463	3,554	4,017	799	1997	(n)
32975 Capitol Avenue	Livonia, MI		135	748	332	144	1,071	1,215	207	1978	(n)
2725 S. Industrial Highway	Ann Arbor, MI		660	3,654	322	704	3,931	4,636	748	1997	(n)
32920 Capitol Avenue	Livonia, MI		76	422	83	82	499	581	93	1973	(n)
11923 Brookfield Avenue	Livonia, MI		120	665	460	128	1,116	1,245	378	1973	(n)
11965 Brookfield Avenue	Livonia, MI		120	665	67	128	724	852	138	1973	(n)
13405 Stark Road	Livonia, MI		46	254	136	49	387	436	75	1980	(n)
1170 Chicago Road	Troy, MI		249	1,380	232	266	1,595	1,861	292	1983	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

1200 Chicago Road	Troy, MI		268	1,483	226	286	1,691	1,977	307	1984	(n)
450 Robbins Drive	Troy, MI		166	920	223	178	1,132	1,309	210	1976	(n)
1230 Chicago Road	Troy, MI		271	1,498	142	289	1,622	1,911	308	1996	(n)
12886 Westmore Avenue	Livonia, MI		190	1,050	186	202	1,224	1,426	227	1981	(n)
12898 Westmore Avenue	Livonia, MI		190	1,050	235	202	1,273	1,475	241	1981	(n)
33025 Industrial Road	Livonia, MI		80	442	130	85	567	652	108	1980	(n)
47711 Clipper Street	Plymouth Township, MI		539	2,983	265	575	3,212	3,787	611	1996	(n)
32975 Industrial Road	Livonia, MI		160	887	341	171	1,217	1,388	242	1984	(n)
32985 Industrial Road	Livonia, MI		137	761	149	147	900	1,047	167	1985	(n)
32995 Industrial Road	Livonia, MI		160	887	180	171	1,056	1,227	211	1983	(n)
12874 Westmore Avenue	Livonia, MI		137	761	239	147	990	1,137	176	1984	(n)
33067 Industrial Road	Livonia, MI		160	887	305	171	1,181	1,352	211	1984	(n)
1775 Bellingham	Troy, MI		344	1,902	238	367	2,117	2,484	394	1987	(n)
1785 East Maple	Troy, MI		92	507	86	98	587	685	111	1985	(n)
1807 East Maple	Troy, MI		321	1,775	199	342	1,953	2,295	376	1984	(n)
980 Chicago	Troy, MI		206	1,141	103	220	1,230	1,450	234	1985	(n)
1840 Enterprise Drive	Rochester Hills, MI		573	3,170	328	611	3,460	4,071	653	1990	(n)
1885 Enterprise Drive	Rochester Hills, MI		209	1,158	115	223	1,259	1,482	240	1990	(n)
1935-55 Enterprise Drive	Rochester Hills, MI		1,285	7,144	701	1,371	7,759	9,130	1,474	1990	(n)
5500 Enterprise Court	Warren, MI		675	3,737	447	721	4,138	4,859	783	1989	(n)
750 Chicago Road	Troy, MI		323	1,790	337	345	2,105	2,450	400	1986	(n)
800 Chicago Road	Troy, MI		283	1,567	525	302	2,073	2,375	494	1985	(n)
850 Chicago Road	Troy, MI		183	1,016	232	196	1,235	1,431	221	1984	(n)
2805 S. Industrial Highway	Ann Arbor, MI		318	1,762	264	340	2,004	2,344	424	1990	(n)
6833 Center Drive	Sterling Heights, MI		467	2,583	206	493	2,763	3,256	541	1998	(n)
32201 North Avis Drive	Madison Heights, MI		345	1,911	519	349	2,427	2,776	594	1974	(n)
1100 East Mandoline Road	Madison Heights, MI		888	4,915	1,620	897	6,526	7,423	1,438	1967	(n)
30081 Stephenson Highway	Madison Heights, MI		271	1,499	379	274	1,874	2,149	368	1967	(n)
1120 John A. Papalas Drive(k)	Lincoln Park, MI		586	3,241	543	593	3,777	4,370	720	1985	(n)
4872 S. Lapeer Road	Lake Orion Twsp, MI		1,342	5,441	1,921	1,412	7,292	8,704	1,570	1999	(n)
1400 Allen Drive	Troy, MI		209	1,154	120	212	1,271	1,483	160	1979	(n)
1408 Allen Drive	Troy, MI		151	834	171	153	1,003	1,156	182	1979	(n)
1305 Stephenson Hwy	Troy, MI		345	1,907	154	350	2,055	2,406	270	1979	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

32505 Industrial Drive	Madison Heights, MI		345	1,910	418	351	2,322	2,673	338	1979	(n)
1799-1813 Northfield Drive(j)	Rochester Hills, MI		481	2,665	135	490	2,792	3,281	390	1980	(n)
32200 N. Avis(q)	Madison Heights, MI		503	3,367	0	503	3,367	3,870	49	1973	(n)
100 Kay Industrial	Orion, MI		677	2,018	380	685	2,390	3,075	80	1987	(n)
1849 West Maple Road	Troy, MI		1,688	2,790	26	1,699	2,806	4,504	23	1986	(n)
28435 Automation Blvd.	Wixom, MI		621	—	3,663	621	3,663	4,284	99	2004	(n)
12163 Globe Street(q)	Detroit, MI		595	979	154	596	1,132	1,728	49	1980	(n)
32500 Capitol Avenue	Livonia, MI		258	1,032	11	260	1,041	1,301	9	1970	(n)
32650 Capitol Avenue	Livonia, MI		282	1,128	50	284	1,176	1,460	10	1970	(n)
32700 Capitol Avenue(q)	Livonia, MI		399	1,596	23	401	1,617	2,018	13	1970	(n)
11800 Sears Drive(q)	Livonia, MI		693	1,507	30	703	1,527	2,230	60	1971	(n)
10675 Middlebelt Road(q)	Romulus, MI		219	875	98	226	966	1,192	8	1966	(n)
1099 Church Road	Troy, MI		702	1,332	45	721	1,358	2,079	21	1980	(n)
Grand Rapids
5050 Kendrick Court(q)	Grand Rapids, MI		1,721	11,433	5,302	1,721	16,735	18,455	4,573	1988/94	(n)
5015 52nd Street SE	Grand Rapids, MI		234	1,321	143	234	1,464	1,698	436	1987	(n)
Houston
2102-2314 Edwards Street	Houston, TX		348	1,973	902	382	2,841	3,223	531	1961	(n)
4545 Eastpark Drive	Houston, TX		235	1,331	715	240	2,041	2,281	437	1972	(n)
3351 Rauch St	Houston, TX		272	1,541	189	278	1,724	2,002	338	1970	(n)
3851 Yale St	Houston, TX		413	2,343	694	425	3,026	3,451	667	1971	(n)
3337-3347 Rauch Street	Houston, TX		227	1,287	216	233	1,498	1,731	299	1970	(n)
8505 N Loop East	Houston, TX		439	2,489	618	449	3,097	3,546	615	1981	(n)
4749-4799 Eastpark Dr	Houston, TX		594	3,368	1,125	611	4,476	5,087	916	1979	(n)
4851 Homestead Road	Houston, TX		491	2,782	900	504	3,669	4,174	725	1973	(n)
3365-3385 Rauch Street	Houston, TX		284	1,611	163	290	1,768	2,058	386	1970	(n)
5050 Campbell Road	Houston, TX		461	2,610	330	470	2,930	3,401	588	1970	(n)
4300 Pine Timbers	Houston, TX		489	2,769	587	499	3,345	3,845	670	1980	(n)
2500-2530 Fairway Park Drive	Houston, TX		766	4,342	695	792	5,010	5,802	997	1974	(n)
6550 Longpointe	Houston, TX		362	2,050	519	370	2,560	2,930	499	1980	(n)
1815 Turning Basin Dr	Houston, TX		487	2,761	521	531	3,238	3,769	643	1980	(n)
1819 Turning Basin Dr	Houston, TX		231	1,308	550	251	1,837	2,088	355	1980	(n)
1805 Turning Basin Drive	Houston, TX		564	3,197	686	616	3,831	4,447	779	1980	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

7000 Empire Drive	Houston, TX		450	2,552	1,185	452	3,736	4,187	977	1980	(n)
9777 West Gulfbank Drive	Houston, TX		1,216	6,899	1,398	1,216	8,297	9,513	1,900	1980	(n)
9835A Genard Road	Houston, TX		1,505	8,333	3,301	1,581	11,558	13,139	1,841	1980	(n)
9835B Genard Road	Houston, TX		245	1,357	463	256	1,809	2,065	257	1980	(n)
10161 Harwin Drive	Houston, TX		505	2,861	792	511	3,648	4,158	628	1979/1981	(n)
10165 Harwin Drive	Houston, TX		218	1,234	673	220	1,905	2,125	277	1979/1981	(n)
10175 Harwin Drive	Houston, TX		267	1,515	344	270	1,856	2,126	364	1979/1981	(n)
10325-10415 Landsbury Drive(k)	Houston, TX		696	3,854	439	704	4,284	4,989	411	1982	(n)
8705 City Park Loop	Houston, TX		710	2,983	956	714	3,935	4,649	335	1982	(n)
11505 State Highway 225	LaPorte City, TX		940	4,675	615	940	5,290	6,230	148	2003	(n)
6955 Portwest Drive(q)	Houston, TX		314	1,686	19	318	1,701	2,019	6	1985	(n)
6925 Portwest Drive(q)	Houston, TX		402	1,360	19	407	1,374	1,781	7	1985	(n)
600 Kenrick	Houston, TX		900	1,791	156	913	1,934	2,847	156	1981	(n)
1500 E. Main	LaPorte City, TX		201	1,328	9	202	1,336	1,538	17	1972/1982	(n)
Indianapolis
2400 North Shadeland	Indianapolis, IN		142	802	198	149	993	1,142	217	1970	(n)
2402 North Shadeland	Indianapolis, IN		466	2,640	612	489	3,229	3,718	730	1970	(n)
7901 West 21st St.	Indianapolis, IN		1,048	6,027	414	1,048	6,441	7,489	1,437	1985	(n)
1445 Brookville Way	Indianapolis, IN		459	2,603	730	476	3,317	3,793	895	1989	(n)
1440 Brookville Way	Indianapolis, IN		665	3,770	769	685	4,520	5,205	1,055	1990	(n)
1240 Brookville Way	Indianapolis, IN		247	1,402	317	258	1,709	1,967	426	1990	(n)
1220 Brookville Way	Indianapolis, IN		223	40	68	226	104	331	20	1990	(n)
1345 Brookville Way	Indianapolis, IN	(s)	586	3,321	837	601	4,142	4,744	1,078	1992	(n)
1350 Brookville Way	Indianapolis, IN		205	1,161	213	212	1,368	1,579	342	1994	(n)
1341 Sadlier Circle E Dr	Indianapolis, IN	(c)	131	743	377	136	1,115	1,251	289	1971/1992	(n)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	(c)	145	822	271	152	1,087	1,239	300	1971/1992	(n)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	(c)	218	1,234	433	225	1,660	1,885	398	1992	(n)
1304 Sadlier Circle E Dr	Indianapolis, IN	(c)	71	405	150	75	552	627	151	1971/1992	(n)
1402 Sadlier Circle E Dr	Indianapolis, IN	(c)	165	934	434	171	1,363	1,533	351	1970/1992	(n)
1504 Sadlier Circle E Dr	Indianapolis, IN	(c)	219	1,238	269	226	1,500	1,725	343	1971/1992	(n)
1311 Sadlier Circle E Dr	Indianapolis, IN	(c)	54	304	98	57	399	455	90	1971/1992	(n)
1365 Sadlier Circle E Dr	Indianapolis, IN	(c)	121	688	283	126	966	1,092	202	1971/1992	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

1352-1354 Sadlier Circle E Dr	Indianapolis, IN	(c)	178	1,008	373	184	1,374	1,558	328	1970/1992	(n)
1335 Sadlier Circle E Dr	Indianapolis, IN	(c)	81	460	172	85	628	712	177	1971/1992	(n)
1327 Sadlier Circle E Dr	Indianapolis, IN	(c)	52	295	78	55	370	425	105	1971/1992	(n)
1425 Sadlier Circle E Dr	Indianapolis, IN	(c)	21	117	39	23	154	177	36	1971/1992	(n)
1230 Brookville Way	Indianapolis, IN		103	586	60	109	641	750	158	1995	(n)
6951 E 30th St	Indianapolis, IN		256	1,449	234	265	1,674	1,939	413	1995	(n)
6701 E 30th St	Indianapolis, IN		78	443	43	82	482	564	119	1995	(n)
6737 E 30th St	Indianapolis, IN		385	2,181	285	398	2,452	2,851	632	1995	(n)
1225 Brookville Way	Indianapolis, IN		60	—	416	68	408	476	91	1997	(n)
6555 E 30th St	Indianapolis, IN		484	4,760	1,623	484	6,382	6,867	1,632	1969/1981	(n)
2432-2436 Shadeland	Indianapolis, IN		212	1,199	465	230	1,645	1,875	419	1968	(n)
8402-8440 E 33rd St.	Indianapolis, IN		222	1,260	663	230	1,915	2,145	454	1977	(n)
8520-8630 E 33rd St.	Indianapolis, IN		326	1,848	741	336	2,580	2,916	625	1976	(n)
8710-8768 E 33rd St.	Indianapolis, IN		175	993	436	187	1,416	1,603	347	1979	(n)
3316-3346 N. Pagosa Court	Indianapolis, IN		325	1,842	622	335	2,453	2,788	590	1977	(n)
3331 Raton Court	Indianapolis, IN		138	802	241	138	1,043	1,181	300	1979	(n)
6751 E 30th St.	Indianapolis, IN		728	2,837	257	741	3,081	3,822	649	1997	(n)
8525 E. 33rd Street	Indianapolis, IN		1,300	2,091	908	1,308	2,991	4,299	650	1978	(n)
5705-97 Park Plaza Ct	Indianapolis, IN	(t)	600	2,194	890	609	3,075	3,684	472	1977	(n)
9319-9341 Castlegate Drive	Indianapolis, IN		530	1,235	1,005	544	2,227	2,770	257	1983	(n)
9332-9350 Castlegate Drive	Indianapolis, IN		420	646	683	429	1,320	1,749	197	1983	(n)
2855 Michigan Road	Madison, IN		504	1,169	11	509	1,174	1,684	97	1962	(n)
9210 East 146th Street	Noblesville, IN		66	684	799	66	1,483	1,549	443	1978	(n)
6101-6119 Guion Road	Indianapolis, IN		400	661	440	405	1,096	1,501	165	1976	(n)
1380 Perry Road	Plainfield, IN		781	5,156	31	781	5,187	5,968	160	1997	(n)
3300 Tenth Street	Indianapolis, IN		301	3,428	21	303	3,447	3,750	55	1961/2002	(n)
4640 Martin Luther King Jr. Boulevard	Anderson, IN		161	664	6	163	669	831	10	1999	(n)
7225 America Way(q)	Anderson, IN		251	1,049	(41)	253	1,006	1,259	11	1996	(n)
6512 Production Drive	Anderson, IN		58	281	3	58	284	342	3	1995	(n)
6628 Production Drive	Anderson, IN		150	680	7	151	686	837	7	1995	(n)
2902 Enterprise Drive	Anderson, IN		230	4,573	44	232	4,615	4,847	32	1995	(n)
Los Angeles

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

19914 Via Baron Way	Rancho Dominguez, CA	(d)	1,590	9,010	235	1,616	9,219	10,835	815	1973	(n)
14141 Alondra Blvd.	Santa Fe Springs, CA		2,570	14,565	4,295	2,598	18,833	21,430	1,425	1969	(n)
12616 Yukon Ave	Hawthorne, CA		685	3,884	94	696	3,967	4,663	349	1987	(n)
3355 El Segundo Blvd(k)	Hawthorne, CA		267	1,510	1,187	418	2,546	2,964	263	1959	(n)
12621 Cerise	Hawthorne, CA		265	2,344	(773)	265	1,572	1,837	158	1959	(n)
333 Turnbull Canyon Road	City of Industry, CA		2,700	1,824	266	2,700	2,090	4,790	201	1968/1985	(n)
350-390 Manville St.	Compton, CA		2,300	3,768	103	2,313	3,857	6,171	196	1979	(n)
1944 Vista Bella Way(q)	Rancho Dominguez, CA		1,746	3,148	586	1,821	3,659	5,480	79	1976	(n)
2000 Vista Bella Way(q)	Rancho Dominguez, CA		817	1,673	291	852	1,929	2,781	40	1971	(n)
2835 East Ana Street Drive	Rancho Dominguez, CA		1,682	2,750	13	1,770	2,675	4,445	13	1972/2000	(n)
Louisville
9001 Cane Run Road	Louisville, KY		524	—	5,577	560	5,541	6,101	1,426	1998	(n)
9101 Cane Run Road	Louisville, KY		608	—	6,114	608	6,113	6,722	749	2000	(n)
Milwaukee
6523 N Sydney Place	Glendale, WI		172	976	197	176	1,170	1,346	293	1978	(n)
8800 W Bradley	Milwaukee, WI		375	2,125	215	388	2,327	2,715	543	1982	(n)
4560 N 124th Street	Wauwatosa, WI		118	667	85	129	741	870	159	1976	(n)
4410-80 North 132nd Street	Butler, WI		355	—	4,023	359	4,019	4,378	570	1999	(n)
5355 South Westridge Drive	New Berlin, WI		1,630	7,058	92	1,646	7,134	8,780	331	1997	(n)
320-34 W. Vogel	Milwaukee, WI		506	3,199	14	508	3,211	3,719	171	1970	(n)
4950 S. 6th Avenue	Milwaukee, WI		299	1,565	7	301	1,571	1,871	105	1970	(n)
1711 Paramount Court	Waukesha, WI		308	1,762	19	311	1,778	2,089	45	1997	(n)
W 140 N9059 Lilly Road(q)	Iomonee Falls, WI		343	1,153	93	366	1,223	1,589	12	1995	(n)
N120W18485 Freistadt Road	Germantown, WI		700	3,183	49	704	3,228	3,932	223	1996	(n)
4921 S. 2nd Street(q)	Milwaukee, WI		101	713	2	101	715	816	31	1970	(n)
200 W. Vogel Ave., Bldg B	Milwaukee, WI		301	2,150	10	302	2,159	2,461	102	1970	(n)
187 Kohlman Road	Fond du Lac, WI		547	2,125	47	556	2,163	2,719	14	1992/95	(n)
247 Kohlman Road	Fond du Lac, WI		346	1,346	30	352	1,370	1,722	9	1992/95	(n)
122-342 Kohlman Road	Fond du Lac, WI		2,624	10,205	221	2,669	10,381	13,050	65	1978/91	(n)
1500 Peebles Drive	Richland Center, WI		1,577	1,018	15	1,588	1,022	2,610	51	1967/72	(n)
Minneapolis/St. Paul
6507-6545 Cecilia Circle	Bloomington, MN		357	1,320	1,241	386	2,532	2,918	1,315	1980	(n)
6201 West 111th Street	Bloomington, MN	(e)	1,358	8,622	3,794	1,499	12,276	13,774	5,803	1987	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

6403-6545 Cecilia Drive	Bloomington, MN		366	1,363	1,135	395	2,469	2,864	1,349	1980	(n)
6925-6943 Washington Avenue	Edina, MN		117	504	1,104	237	1,488	1,725	1,097	1972	(n)
6955-6973 Washington Avenue	Edina, MN		117	486	529	207	926	1,132	791	1972	(n)
7251-7267 Washington Avenue	Edina, MN		129	382	717	182	1,046	1,228	750	1972	(n)
7301-7325 Washington Avenue	Edina, MN		174	391	122	193	494	687	97	1972	(n)
7101 Winnetka Avenue North	Brooklyn Park, MN		2,195	6,084	3,364	2,228	9,416	11,643	4,900	1990	(n)
7600 Golden Triangle Drive	Eden Prairie, MN		566	1,394	1,156	615	2,501	3,116	1,400	1989	(n)
9901 West 74th Street	Eden Prairie, MN		621	3,289	2,991	639	6,262	6,901	3,102	1983/88	(n)
12220-12222 Nicollet Avenue	Burnsville, MN		105	425	380	114	797	910	466	1989/90	(n)
12250-12268 Nicollet Avenue	Burnsville, MN		260	1,054	474	296	1,492	1,788	675	1989/90	(n)
12224-12226 Nicollet Avenue	Burnsville, MN		190	770	715	207	1,468	1,675	557	1989/90	(n)
1030 Lone Oak Road	Eagan, MN		456	2,703	573	456	3,276	3,732	856	1988	(n)
1060 Lone Oak Road	Eagan, MN		624	3,700	722	624	4,422	5,046	1,189	1988	(n)
5400 Nathan Lane	Plymouth, MN		749	4,461	923	757	5,376	6,133	1,761	1990	(n)
10120 W 76th Street	Eden Prairie, MN		315	1,804	1,361	315	3,164	3,480	1,272	1987	(n)
7615 Golden Triangle	Eden Prairie, MN		268	1,532	686	268	2,218	2,486	514	1987	(n)
7625 Golden Triangle	Eden Prairie, MN		415	2,375	1,106	415	3,481	3,896	954	1987	(n)
2605 Fernbrook Lane North	Plymouth, MN		443	2,533	646	445	3,177	3,621	767	1987	(n)
12155 Nicollet Ave	Burnsville, MN		286	—	1,725	288	1,723	2,011	437	1995	(n)
73rd Avenue North	Brooklyn Park, MN		504	2,856	540	512	3,388	3,900	848	1995	(n)
2720 Arthur Street	Roseville, MN		824	4,671	548	832	5,210	6,043	1,319	1995	(n)
4100 Peavey Road	Chaska, MN		277	2,261	770	277	3,031	3,308	682	1988	(n)
11300 Hamshire Ave South	Bloomington, MN		527	2,985	1,457	541	4,428	4,969	868	1983	(n)
375 Rivertown Drive	Woodbury, MN		1,083	6,135	2,698	1,503	8,413	9,916	1,773	1996	(n)
5205 Highway 169	Plymouth, MN		446	2,525	1,073	740	3,303	4,043	831	1960	(n)
6451-6595 Citywest Parkway	Eden Prairie, MN		525	2,975	1,369	538	4,330	4,869	1,027	1984	(n)
7100-7198 Shady Oak Road	Eden Prairie, MN		715	4,054	1,144	736	5,178	5,913	1,490	1982/2002	(n)
7500-7546 Washington Square	Eden Prairie, MN		229	1,300	739	235	2,034	2,269	422	1975	(n)
7550-7558 Washington Square	Eden Prairie, MN		153	867	176	157	1,039	1,196	219	1975	(n)
5240-5300 Valley Industrial Blvd S	Shakopee, MN		362	2,049	973	371	3,012	3,383	669	1973	(n)
7125 Northland Terrace	Brooklyn Park, MN		660	3,740	931	767	4,564	5,331	1,035	1996	(n)
6477-6525 City West Parkway	Eden Prairie, MN		810	4,590	1,001	819	5,582	6,401	1,173	1984	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

1157 Valley Park Drive	Shakopee, MN		760	—	6,144	888	6,016	6,904	983	1997	(n)
500-530 Kasota Avenue SE	Minneapolis, MN		415	2,354	1,008	432	3,345	3,777	794	1976	(n)
770-786 Kasota Avenue SE	Minneapolis, MN		333	1,888	531	347	2,405	2,752	478	1976	(n)
800 Kasota Avenue SE	Minneapolis, MN		524	2,971	742	597	3,640	4,236	761	1976	(n)
2530-2570 Kasota Avenue	St. Paul, MN		407	2,308	758	465	3,008	3,473	598	1976	(n)
1280 Energy Park Drive	St. Paul, MN		700	2,779	23	705	2,797	3,502	155	1984	(n)
9600 West 76th Street	Eden Prairie, MN		1,000	2,450	34	1,034	2,449	3,484	96	1997	(n)
9700 West 76th Street	Eden Prairie, MN		1,000	2,709	133	1,038	2,804	3,842	128	1984/97	(n)
5017 Boone Avenue North	New Hope, MN	(h)	1,000	1,599	58	1,009	1,648	2,657	120	1971/74	(n)
2300 West Highway 13(I-35 Dist Ctr)(q)	Burnsville, MN		2,517	6,069	325	2,524	6,387	8,911	405	1970/76	(n)
1087 Park Place	Shakopee, MN		1,195	4,891	15	1,198	4,903	6,101	110	1996/2000	(n)
5391 12th Avenue SE	Shakopee, MN		1,392	8,149	22	1,395	8,168	9,563	167	1998	(n)
4701 Valley Industrial Boulevard	Shakopee, MN		1,296	7,157	18	1,299	7,172	8,471	219	1997	(n)
7600 69th Avenue	Greenfield, MN		1,500	8,328	1,808	1,510	10,126	11,636	579	2004	(n)
Park 2000 III(q)	Shakopee, MN		590	—	4,953	590	4,953	5,543	445	2001	(n)
Nashville
3099 Barry Drive	Portland, TN		418	2,368	148	421	2,512	2,933	602	1995	(n)
3150 Barry Drive	Portland, TN		941	5,333	309	981	5,602	6,583	1,297	1993	(n)
5599 Highway 31 West	Portland, TN		564	3,196	211	571	3,400	3,971	829	1995	(n)
1650 Elm Hill Pike	Nashville, TN		329	1,867	110	332	1,975	2,306	424	1984	(n)
1931 Air Lane Drive	Nashville, TN		489	2,785	245	493	3,026	3,519	644	1984	(n)
470 Metroplex Drive(j)	Nashville, TN		619	3,507	1,195	626	4,695	5,321	1,214	1986	(n)
1150 Antiock Pike	Nashville, TN		661	3,748	423	669	4,164	4,832	911	1987	(n)
4640 Cummings Park	Nashville, TN		360	2,040	174	365	2,209	2,574	335	1986	(n)
556 Metroplex Drive	Nashville, TN		227	1,285	111	231	1,392	1,623	188	1983	(n)
1740 River Hills Drive	Nashville, TN		848	4,383	223	888	4,566	5,454	278	1978	(n)
375 Belvedere Drive	Gallatin, TN		221	3,179	40	221	3,218	3,440	227	1979/85	(n)
575 Church Drive(q)	Nashville, TN		485	1,411	174	499	1,571	2,070	12	1994	(n)
100 Rockwell Drive	Nashville, TN		501	4,260	45	506	4,299	4,806	52	1975/80	(n)
Northern New Jersey
14 World’s Fair Drive	Franklin, NJ		483	2,735	440	503	3,154	3,658	679	1980	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

12 World’s Fair Drive	Franklin, NJ		572	3,240	552	593	3,770	4,363	796	1981	(n)
22 World’s Fair Drive	Franklin, NJ		364	2,064	310	375	2,363	2,738	463	1983	(n)
26 World’s Fair Drive	Franklin, NJ		361	2,048	201	377	2,233	2,611	485	1984	(n)
24 World’s Fair Drive	Franklin, NJ		347	1,968	404	362	2,358	2,719	542	1984	(n)
20 World’s Fair Drive Lot 13	Sumerset, NJ		9	—	2,641	691	1,959	2,650	280	1999	(n)
45 Route 46	Pine Brook, NJ		969	5,491	444	978	5,925	6,904	900	1974/1987	(n)
43 Route 46	Pine Brook, NJ		474	2,686	421	479	3,103	3,581	483	1974/1987	(n)
39 Route 46	Pine Brook, NJ		260	1,471	163	262	1,631	1,893	230	1970	(n)
26 Chapin Road	Pine Brook, NJ		956	5,415	516	965	5,922	6,886	798	1983	(n)
30 Chapin Road	Pine Brook, NJ		960	5,440	376	969	5,807	6,776	794	1983	(n)
20 Hook Mountain Road	Pine Brook, NJ		1,507	8,542	1,002	1,534	9,518	11,052	1,228	1972/1984	(n)
30 Hook Mountain Road	Pine Brook, NJ		389	2,206	313	396	2,512	2,908	348	1972/1987	(n)
55 Route 46	Pine Brook, NJ		396	2,244	161	403	2,398	2,801	313	1978/1994	(n)
16 Chapin Road	Pine Brook, NJ		885	5,015	306	901	5,306	6,206	716	1987	(n)
20 Chapin Road	Pine Brook, NJ		1,134	6,426	351	1,154	6,757	7,911	936	1987	(n)
Sayreville Lot 3	Sayreville, NJ		996	—	5,301	996	5,301	6,297	182	2002	(n)
Sayreville Lot 4	Sayreville, NJ		944	—	4,633	944	4,633	5,577	367	2001	(n)
400 Raritan Center Parkway	Edison, NJ		829	4,722	481	836	5,197	6,033	565	1983	(n)
300 Columbus Circle	Edison, NJ		1,257	7,122	913	1,269	8,023	9,292	903	1983	(n)
400 Apgar	Franklin Township, NJ		780	4,420	580	796	4,985	5,780	480	1987	(n)
500 Apgar	Franklin Township, NJ		361	2,044	257	368	2,294	2,662	285	1987	(n)
201 Circle Dr. North	Piscataway, NJ		840	4,760	489	857	5,232	6,089	497	1987	(n)
1 Pearl Ct.	Allendale, NJ		623	3,528	625	649	4,127	4,775	324	1978	(n)
2 Pearl Ct.	Allendale, NJ		255	1,445	1,180	403	2,477	2,880	191	1979	(n)
3 Pearl Ct.	Allendale, NJ		440	2,491	201	458	2,673	3,131	247	1978	(n)
4 Pearl Ct.	Allendale, NJ		450	2,550	611	469	3,142	3,611	309	1979	(n)
5 Pearl Ct.	Allendale, NJ		505	2,860	530	526	3,370	3,895	321	1977	(n)
59 Route 17	Allendale, NJ		518	2,933	1,059	539	3,970	4,509	414	1979	(n)
309-319 Pierce Street	Somerset, NJ		1,300	4,628	67	1,309	4,685	5,995	263	1986	(n)
12 Thornton Road	Oakland, NJ		1,300	3,652	55	1,316	3,691	5,007	185	1981	(n)
Orlando
Lake Point IV(q)	Tampa, FL		909	4,613	53	920	4,654	5,575	87	1987	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

Philadelphia
3240 S.78th Street	Philadelphia, PA		515	1,245	50	532	1,278	1,810	10	1980	(n)
Phoenix
1045 South Edward Drive	Tempe, AZ		390	2,160	86	394	2,242	2,636	371	1976	(n)
46 N. 49th Ave.	Phoenix, AZ		283	1,704	718	283	2,422	2,706	341	1986	(n)
240 N. 48th Ave.	Phoenix, AZ		482	1,913	95	482	2,009	2,490	209	1977	(n)
220 N. 48th Ave.	Phoenix, AZ		530	1,726	143	531	1,868	2,399	179	1977	(n)
54 N. 48th Ave.	Phoenix, AZ		130	625	39	131	663	794	62	1977	(n)
64 N. 48th Ave.	Phoenix, AZ		180	458	55	181	512	693	57	1977	(n)
236 N. 48th Ave.	Phoenix, AZ		120	322	34	120	356	476	38	1977	(n)
10 S. 48th Ave.	Phoenix, AZ		510	1,687	166	512	1,851	2,363	179	1977	(n)
115 E. Watkins St.	Phoenix, AZ		170	816	112	171	928	1,098	81	1979	(n)
135 E. Watkins St.	Phoenix, AZ		380	1,962	127	382	2,087	2,469	202	1977	(n)
10220 S. 51st Street	Phoenix, AZ		400	1,493	47	406	1,535	1,940	112	1985	(n)
50 South 56th Street	Chandler, AZ		1,200	3,333	(49)	1,207	3,277	4,484	118	1991/97	(n)
4701 W. Jefferson	Phoenix, AZ		926	2,195	628	929	2,820	3,749	129	1984	(n)
725 No. 73rd Avenue(q)	Phoenix, AZ		791	4,201	887	795	5,083	5,879	166	2005	(n)
825 No. 73rd Avenue(q)	Phoenix, AZ		696	3,726	180	699	3,903	4,602	94	2005	(n)
7225 W. Roosevelt(q)	Phoenix, AZ		704	3,376	534	707	3,907	4,614	105	2005	(n)
Portland
2315 NW 21st Place	Portland, OR		301	1,247	10	303	1,255	1,558	8	1966/79	(n)
Raleigh
70 Reems Creek	Asheville, NC		1,816	4,943	36	1,826	4,969	6,795	38	1979/81	(n)
101 Reliance Road	Kings Mountain, NC		402	3,482	428	405	3,907	4,312	47	1981	(n)
Salt Lake City
512 Lawndale Drive(m)	Salt Lake City, UT		2,705	15,749	2,636	2,705	18,385	21,089	4,142	1981	(n)
1270 West 2320 South	West Valley, UT		138	784	167	143	947	1,090	217	1986/92	(n)
1275 West 2240 South	West Valley, UT		395	2,241	473	408	2,702	3,109	548	1986/92	(n)
1288 West 2240 South	West Valley, UT		119	672	170	123	838	960	208	1986/92	(n)
2235 South 1300 West	West Valley, UT		198	1,120	265	204	1,379	1,583	330	1986/92	(n)
1293 West 2200 South	West Valley, UT		158	896	192	163	1,084	1,247	263	1986/92	(n)
1279 West 2200 South	West Valley, UT		198	1,120	68	204	1,182	1,386	248	1986/92	(n)
1272 West 2240 South	West Valley, UT		336	1,905	471	347	2,365	2,712	626	1986/92	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

1149 West 2240 South	West Valley, UT		217	1,232	77	225	1,302	1,526	258	1986/92	(n)
1142 West 2320 South	West Valley, UT		217	1,232	190	225	1,415	1,640	354	1997	(n)
1152 West 2240 South	West Valley, UT		2,067	—	3,295	2,114	3,249	5,363	441	1999	(n)
369 Orange Street	Salt Lake City, UT		600	2,855	187	602	3,039	3,642	286	1980	(n)
1330 W. 3300 South Avenue	Ogden, UT		1,100	2,353	611	1,100	2,964	4,064	280	1982	(n)
San Diego
9051 Siempre Viva Rd.	San Diego, CA		540	1,598	198	541	1,796	2,336	184	1989	(n)
9163 Siempre Viva Rd.	San Diego, CA		430	1,621	211	431	1,832	2,262	156	1989	(n)
9295 Siempre Viva Rd.	San Diego, CA		540	1,569	138	541	1,706	2,247	159	1989	(n)
9255 Customhouse Plaza	San Diego, CA		3,230	11,030	822	3,234	11,848	15,082	1,041	1989	(n)
16275 Technology Drive	San Diego, CA		2,848	8,641	42	2,859	8,672	11,531	29	1963/85	(n)
42374 Avenida Alvarado(k)	Temecula, CA		797	4,514	334	812	4,832	5,644	368	1987	(n)
9375 Customhouse Plaza	San Diego, CA		430	1,384	211	431	1,595	2,025	150	1989	(n)
9465 Customhouse Plaza	San Diego, CA		430	1,437	180	431	1,616	2,047	156	1989	(n)
9485 Customhouse Plaza	San Diego, CA		1,200	2,792	249	1,201	3,039	4,241	262	1989	(n)
2675 Customhouse Court	San Diego, CA		590	2,082	139	591	2,220	2,811	205	1989	(n)
1725 Dornoch Court(q)	San Diego, CA		1,896	5,435	557	1,899	5,989	7,888	145	1987	(n)
Southern New Jersey
5 North Olnev Ave	Cherry Hill, NJ		157	1,524	(475)	157	1,049	1,206	200	1963/1985	(n)
2 Springdale Road	Cherry Hill, NJ		126	701	141	126	843	969	156	1968	(n)
4 Springdale Road(j)	Cherry Hill, NJ		332	1,853	967	332	2,820	3,152	459	1963/85	(n)
8 Springdale Road	Cherry Hill, NJ		258	1,436	704	258	2,140	2,398	412	1966	(n)
2050 Springdale Road	Cherry Hill, NJ		277	1,545	1,165	277	2,709	2,986	542	1965	(n)
16 Springdale Road	Cherry Hill, NJ		240	1,336	129	240	1,466	1,705	276	1967	(n)
5 Esterbrook Lane	Cherry Hill, NJ		240	1,336	236	240	1,572	1,812	289	1966/88	(n)
2 Pin Oak Lane	Cherry Hill, NJ		314	1,757	606	314	2,363	2,677	454	1968	(n)
28 Springdale Road	Cherry Hill, NJ		190	1,060	208	190	1,269	1,459	235	1967	(n)
3 Esterbrook Lane	Cherry Hill, NJ		198	1,102	486	198	1,588	1,786	286	1968	(n)
4 Esterbrook Lane	Cherry Hill, NJ		232	1,294	43	232	1,336	1,569	257	1969	(n)
26 Springdale Road	Cherry Hill, NJ		226	1,257	501	226	1,757	1,983	322	1968	(n)
1 Keystone Ave.	Cherry Hill, NJ		218	1,223	934	218	2,157	2,375	404	1969	(n)
21 Olnev Ave.	Cherry Hill, NJ		68	380	65	68	445	513	82	1969	(n)
19 Olnev Ave.	Cherry Hill, NJ		200	1,119	1,112	200	2,231	2,431	384	1971	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

2 Keystone Ave.	Cherry Hill, NJ		214	1,194	545	214	1,739	1,953	341	1970	(n)
18 Olnev Ave	Cherry Hill, NJ		247	1,382	100	247	1,482	1,729	281	1974	(n)
2030 Springdale Rod	Cherry Hill, NJ		523	2,914	1,499	523	4,413	4,936	878	1977	(n)
111 Whittendale Drive	Morrestown, NJ		515	2,916	138	522	3,046	3,568	459	1991/96	(n)
9 Whittendale	Morrestown, NJ		337	1,911	78	343	1,983	2,326	224	2000	(n)
7851 Airport	Pennsauken, NJ		160	508	382	163	888	1,050	103	1966	(n)
103 Central	Mt. Laurel, NJ		610	1,847	1,552	619	3,390	4,009	404	1970	(n)
999 Grand Avenue	Hammonton, NJ	(u)	969	8,793	96	979	8,879	9,858	343	1980	(n)
7860-7870 Airport	Pennsauken, NJ		120	366	278	122	642	764	82	1968	(n)
St. Louis
2121 Chapin Industrial Drive	Vinita Park, MO		606	4,384	(4,136)	614	240	854	87	1969/94	(n)
10431-10449 Midwest Industrial Blvd	Olivette, MO		237	1,360	512	237	1,872	2,109	601	1967	(n)
10751 Midwest Industrial Boulevard	Olivette, MO		193	1,119	355	194	1,474	1,667	450	1965	(n)
6951 N Hanley(j)	Hazelwood, MO		405	2,295	1,305	419	3,586	4,005	809	1965	(n)
1037 Warson — Bldg A(q)	St. Louis, MO		246	1,359	185	251	1,539	1,790	134	1968	(n)
1037 Warson — Bldg B(q)	St. Louis, MO		380	2,103	885	388	2,980	3,368	213	1968	(n)
1037 Warson — Bldg C(q)	St. Louis, MO		303	1,680	504	310	2,177	2,487	186	1968	(n)
1037 Warson — Bldg D(q)	St. Louis, MO		353	1,952	151	360	2,095	2,455	189	1968	(n)
6821-6857 Hazelwood Ave	Berkeley, MO		985	6,205	702	985	6,907	7,892	668	2001	(n)
13701 Rider Trail North	Earth City, MO		800	2,099	484	804	2,579	3,383	363	1985	(n)
1908-2000 Innerbelt(j)	Overland, MO		1,590	9,026	670	1,591	9,696	11,286	1,007	1987	(n)
8449-95 Mid-County Industrial	Vinita Park, MO		520	1,590	178	520	1,768	2,288	183	1988	(n)
84104-76 Mid County Industrial	Vinita Park, MO		540	2,109	(34)	540	2,075	2,615	204	1989	(n)
2001 Innerbelt Business Center	Overland, MO		1,050	4,451	169	1,050	4,620	5,670	438	1987	(n)
Tampa
6202 Benjamin Road	Tampa, FL		203	1,151	456	211	1,598	1,810	372	1981	(n)
6204 Benjamin Road	Tampa, FL		432	2,445	367	454	2,789	3,244	590	1982	(n)
6206 Benjamin Road	Tampa, FL		397	2,251	463	416	2,695	3,111	564	1983	(n)
6302 Benjamin Road	Tampa, FL		214	1,212	222	224	1,424	1,648	302	1983	(n)
6304 Benjamin Road	Tampa, FL		201	1,138	183	209	1,312	1,522	286	1984	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
			(Dollars in thousands)

6306 Benjamin Road	Tampa, FL		257	1,457	231	269	1,676	1,945	330	1984	(n)
6308 Benjamin Road	Tampa, FL		345	1,958	336	362	2,278	2,639	473	1984	(n)
5313 Johns Road	Tampa, FL		204	1,159	201	257	1,307	1,564	254	1991	(n)
5602 Thompson Center Court	Tampa, FL		115	652	131	120	778	898	174	1972	(n)
5525 Johns Road	Tampa, FL		192	1,086	76	200	1,155	1,354	232	1993	(n)
5709 Johns Road	Tampa, FL		192	1,086	165	200	1,244	1,443	287	1990	(n)
5711 Johns Road	Tampa, FL		243	1,376	120	255	1,483	1,738	300	1990	(n)
5453 W Waters Avenue	Tampa, FL		71	402	105	82	496	578	105	1987	(n)
5455 W Waters Avenue	Tampa, FL		307	1,742	269	326	1,993	2,318	403	1987	(n)
5553 W Waters Avenue	Tampa, FL		307	1,742	195	326	1,918	2,244	385	1987	(n)
5501 W Waters Avenue	Tampa, FL		154	871	192	162	1,055	1,217	223	1990	(n)
5503 W Waters Avenue	Tampa, FL		71	402	50	75	448	523	94	1990	(n)
5555 W Waters Avenue	Tampa, FL		213	1,206	138	221	1,336	1,557	280	1990	(n)
5557 W Waters Avenue	Tampa, FL		59	335	35	62	366	429	73	1990	(n)
5461 W Waters	Tampa, FL		261	—	1,197	265	1,193	1,458	209	1998	(n)
5481 W. Waters Avenue	Tampa, FL		558	—	2,306	561	2,304	2,865	382	1999	(n)
4515-4519 George Road	Tampa, FL		633	3,587	503	640	4,083	4,723	499	1985	(n)
6301 Benjamin Road	Tampa, FL		292	1,657	84	295	1,739	2,033	206	1986	(n)
5723 Benjamin Road	Tampa, FL		406	2,301	54	409	2,352	2,761	263	1986	(n)
6313 Benjamin Road	Tampa, FL		229	1,296	134	231	1,428	1,659	191	1986	(n)
5801 Benjamin Road	Tampa, FL		564	3,197	141	569	3,334	3,903	373	1986	(n)
5802 Benjamin Road	Tampa, FL		686	3,889	471	692	4,355	5,047	521	1986	(n)
5925 Benjamin Road	Tampa, FL		328	1,859	361	331	2,217	2,548	238	1986	(n)
6089 Johns Road	Tampa, FL	(v)	180	987	40	186	1,022	1,207	48	1985	(n)
6091 Johns Road(q)	Tampa, FL	(v)	140	730	22	144	748	892	38	1986	(n)
6103 Johns Road	Tampa, FL	(v)	220	1,160	42	226	1,196	1,422	56	1986	(n)
6201 Johns Road(q)	Tampa, FL	(v)	200	1,107	51	205	1,153	1,358	69	1981	(n)
6203 Johns Road(q)	Tampa, FL	(v)	300	1,460	56	311	1,506	1,816	102	1987	(n)
6205 Johns Road(q)	Tampa, FL	(v)	270	1,363	18	278	1,373	1,651	50	2000	(n)
6101 Johns Road(q)	Tampa, FL		210	833	36	216	862	1,079	57	1981	(n)
4908 Tampa West Blvd	Tampa, FL		2,622	8,643	31	2,630	8,666	11,296	44	1979/83	(n)

					(r)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	at Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation		Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05		Renovated	Lives (Years)
			(Dollars in thousands)

Toronto
135 Dundas Street	Cambridge Ontario, Canada		3,128	4,958	133	3,176	5,043	8,219	104		1953/59	(n)
678 Erie Street	Stratford Ontario, Canada		786	557	43	800	586	1,386	37		1955/76	(n)
												(n)
Other
4200 West Harry Street(k)	Wichita, KS		193	2,224	1,777	532	3,662	4,194	1,918		1972	(n)
6601 S. 33rd Street	McAllen, TX		231	1,276	166	233	1,440	1,673	240		1975	(n)
3501 Maple Street(q)	Abilene, TX		67	1,057	1,354	266	2,212	2,478	974		1980	(n)
6266 Hurt Road(q)	Horn Lake, MS		427	—	2,250	427	2,250	2,677	239		1963	(n)
6266 Hurt Road Building B(q)	Horn Lake, MS		—	—	867	99	767	867	4		1963	(n)
6266 Hurt Road Building C(q)	Horn Lake, MS		—	—	292	278	14	292	1		1963	(n)
1105 Industrial Lane	Malvern, AK		135	—	5,957	177	5,915	6,092	25		2005	(n)
7601 NW 107th Terrace	Kansas City, MO		746	4,712	13	748	4,723	5,471	171		1982/87	(n)
12626 Silicon Drive	San Antonio, TX		768	3,448	20	776	3,459	4,236	75		1981/95	(n)
100 Nemec Way	Byhalia, MS		488	11,438	340	797	11,469	12,266	203		1988/92	(n)
3100 Pinson Valley Parkway	Birmingham, AL		303	742	6	305	746	1,051	6		1970	(n)
1245 N. Hearne Avenue	Shreveport, LA		99	1,263	11	100	1,272	1,373	13		1981/2004	(n)
5024 Pelham Road	Greenville, SC		2,258	5,011	41	2,272	5,038	7,310	58		1977/1992	(n)

Redevelopments / Developments / Developable Land			54,010	2,245	58,366	69,755	44,866	114,621	605

			468,246	$1,887,021	$493,320	$496,880	$2,351,707	$2,848,587	$357,228	(p)

NOTES:

(a)	See description of encumbrances in Note 6 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with SFAS No. 141.

(c)	These properties collateralize the Assumed Loan I.

(d)	This property collateralizes the Acquisition Mortgage Loan VIII.

(e)	This property collateralizes the Acquisition Mortgage Loan IX.

(f)	This property collateralizes the Acquisition Mortgage Loan IV.

(g)	This property collateralizes the Acquisition Mortgage Loan X.

(h)	This property collateralizes the Acquisition Mortgage Loan XVI.

(i)	This property collateralizes the Acquisition Mortgage Loan XVII.

(j)	Comprised of two properties.

(k)	Comprised of three properties.

(l)	Comprised of four properties.

(m)	Comprised of 28 properties.

(n)	Depreciation is computed based upon the following estimated lives:

Buildings, Improvements	20 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease
Furniture, Fixtures and Equipment	5 to 10 years

(o)	These properties represent developable land and redevelopments that have not been placed in service.

(p)	Excludes $66,328 of Construction in Progress (including $254 of construction in progress included in held for sale), and includes real estate held for sale of $6,521 (Land), $11,203 (Buildings and Improvements), and $1,473 (Accumulated Depreciation).

(q)	Property is not in-service as of 12/31/05.

(r)	Improvements are net of write-off of fully depreciated assets.

(s)	This property collateralizes the Assumed Loan II.

(t)	This property collateralizes the Acquisition Mortgage Loan XII.

(u)	This property collateralizes the Acquisition Mortgage Loan XVIII.

(v)	These properties collateralize the Acquisition Mortgage Loan XIV.

At December 31, 2005, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.6 billion (excluding construction in progress.)

FIRST INDUSTRIAL LP

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2005
(Dollars in thousands)

The changes in total real estate assets for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Balance, Beginning of Year	$2,537,513	$2,352,026	$2,325,826
Acquisition, Construction Costs and Improvements	810,266	493,012	302,720
Disposition of Assets	(403,651)	(288,433)	(276,520)
Write-off of Fully Depreciated Assets	(29,212)	(19,092)	—

Balance, End of Year	$2,914,916	$2,537,513	$2,352,026

The changes in accumulated depreciation for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Balance, Beginning of Year	$323,493	$295,688	$263,404
Depreciation for Year	86,587	71,779	63,281
Disposition of Assets	(24,088)	(24,882)	(30,997)
Write-off of Fully Depreciated Assets	(28,764)	(19,092)	—

Balance, End of Year	$357,228	$323,493	$295,688

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/s/ Michael W. Brennan
Michael W. Brennan
President, Chief Executive Officer and Director(Principal Executive Officer)

Date: March 15, 2006

By:	/s/ Michael J. Havala
Michael J. Havala
Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2006

By:	/s/ Scott A. Musil
Scott A. Musil
Senior Vice President, Controller,Treasurer and Assistant Secretary (Principal Accounting Officer)

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Shidler Jay H. Shidler	Chairman of the Board of Directors	March 15, 2006

/s/ Michael W. Brennan Michael W. Brennan	President, Chief Executive Officer and Director	March 15, 2006

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	March 15, 2006

Signature	Title	Date

/s/ Kevin W. Lynch Kevin W. Lynch	Director	March 15, 2006

/s/ John E. Rau John E. Rau	Director	March 15, 2006

/s/ Robert J. Slater Robert J. Slater	Director	March 15, 2006

/s/ W. Edwin Tyler W. Edwin Tyler	Director	March 15, 2006

/s/ J. Steven Wilson J. Steven Wilson	Director	March 15, 2006

/s/ James F. Millar James F. Millar	Director	March 15, 2006