Form 10-Q
period 2006-03-31
FIRST INDUSTRIAL LP
filed 2006-05-10
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended March 31, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$481,920	$490,359
Buildings and Improvements	2,216,835	2,340,504
Construction in Progress	59,671	66,074
Less: Accumulated Depreciation	(371,399)	(355,755)

Net Investment in Real Estate	2,387,027	2,541,182

Real Estate and Other Held for Sale, Net of Accumulated Depreciation and Amortization of $4,463 and $1,622 at March 31, 2006 and December 31, 2005, respectively	134,752	16,840
Investments in and Advances to Other Real Estate Partnerships	354,554	378,864
Cash and Cash Equivalents	—	6,811
Restricted Cash	23,438	14,945
Tenant Accounts Receivable, Net	6,812	7,627
Investments in Joint Ventures	44,354	44,330
Deferred Rent Receivable, Net	21,180	21,520
Deferred Financing Costs, Net	12,208	10,907
Deferred Leasing Intangibles, Net	68,654	70,879
Prepaid Expenses and Other Assets, Net	81,028	116,560

Total Assets	$3,134,007	$3,230,465

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$60,034	$54,929
Senior Unsecured Debt, Net	1,498,572	1,298,893
Unsecured Line of Credit	231,000	457,500
Accounts Payable and Accrued Expenses	103,273	116,249
Deferred Leasing Intangibles, Net	14,427	22,169
Rents Received in Advance and Security Deposits	26,718	27,578
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $257 at March 31, 2006	1,794	—
Distributions Payable	36,015	39,509

Total Liabilities	1,971,833	2,016,827

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,350 and 21,500 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively) with a liquidation preference of $275,000 and $312,500, respectively	266,303	303,068
General Partner Units (44,720,466 and 44,444,710 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	744,372	773,921
Unamortized Value of General Partnership Restricted Units	—	(16,825)
Limited Partners’ Units (6,745,363 and 6,740,742 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	158,401	159,832
Accumulated Other Comprehensive Loss	(6,902)	(6,358)

Total Partners’ Capital	1,162,174	1,213,638

Total Liabilities and Partners’ Capital	$3,134,007	$3,230,465

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Revenues:
Rental Income	$59,521	$49,796
Tenant Recoveries and Other Income	24,015	19,671
Revenues from Build to Suit Development for Sale	733	—

Total Revenues	84,269	69,467

Expenses:
Operating Expenses	30,270	24,351
General and Administrative	17,383	11,621
Depreciation and Other Amortization	32,154	21,671
Expenses from Build to Suit Development for Sale	666	—

Total Expenses	80,473	57,643

Other Income/Expense:
Interest Income	229	297
Interest Expense	(29,476)	(25,758)
Amortization of Deferred Financing Costs	(618)	(508)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	(170)	941

Total Other Income/Expense	(30,035)	(25,028)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Loss of Joint Ventures and Income Tax Benefit	(26,239)	(13,204)
Equity in Income of Other Real Estate Partnerships	4,888	6,743
Equity in Loss of Joint Ventures	(35)	(122)
Income Tax Benefit	6,037	2,016

Loss from Continuing Operations	(15,349)	(4,567)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $53,639 and $11,713 for the Three Months Ended March 31, 2006 and March 31, 2005, respectively)	55,054	14,008
Provision for Income Taxes Allocable to Discontinued Operations (Including $14,593 and $2,893 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2006 and 2005, respectively)	(15,332)	(3,898)

Income Before Gain on Sale of Real Estate	24,373	5,543
Gain on Sale of Real Estate	1,518	20,670
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(92)	(7,538)

Net Income	25,799	18,675
Less: Preferred Unit Distributions	(5,019)	(2,310)
Less: Preferred Unit Redemptions	(672)	—

Net Income Available to Unitholders	$20,108	$16,365

Basic Earnings Per Unit:
Income from Continuing Operations	$(0.39)	$0.13

Income From Discontinued Operations	$0.78	$0.21

Net Income Available to Unitholders	$0.40	$0.34

Weighted Average Units Outstanding	50,644	48,625

Diluted Earnings Per Unit:
Income from Continuing Operations	$(0.39)	$0.13

Income From Discontinued Operations	$0.78	$0.21

Net Income Available to Unitholders	$0.40	$0.33

Weighted Average Units Outstanding	50,644	48,934

Net Income Available to Unitholders Attributable to:
General Partners	$17,455	$14,223
Limited Partners	2,653	2,142

Net Income Available to Unitholders	$20,108	$16,365

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Net Income	$25,799	$18,675
Other Comprehensive Income (Loss):
Mark-to-Market of Interest Rate Protection Agreements	1,415	—
Settlement of Interest Rate Protection Agreements	(1,729)	—
Amortization of Interest Rate Protection Agreements	(230)	(274)

Comprehensive Income	$25,255	$18,401

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,799	$18,675
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	26,477	19,525
Amortization of Deferred Financing Costs	618	508
Other Amortization	8,570	6,367
Provision for Bad Debt	266	197
Equity in Loss of Joint Ventures	35	122
Distributions from Joint Ventures	603	—
Gain on Sale of Real Estate	(55,157)	(21,645)
Mark to Market of Interest Rate Protection Agreement	(16)	(941)
Equity in Income of Other Real Estate Partnerships	(4,888)	(6,743)
Distributions from Investment in Other Real Estate Partnerships	4,888	6,743
Decrease in Build to Suit Development for Sale Costs Receivable	16,241	—
Decrease (Increase) in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	16,790	(15,977)
Decrease in Deferred Rent Receivable	(2,171)	(1,474)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(14,594)	(778)

Net Cash Provided by Operating Activities	23,461	4,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(217,864)	(103,429)
Net Proceeds from Sales of Investments in Real Estate	275,818	135,153
Investments in and Advances to Other Real Estate Partnerships	(4,797)	(14,644)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	29,107	19,753
Contributions to and Investments in Joint Ventures	(3,382)	(7,589)
Distributions from Joint Ventures	2,881	125
Repayment of Mortgage Loans Receivable	11,200	10,607
(Increase) Decrease in Restricted Cash	(8,493)	19

Net Cash Provided by Investing Activities	84,470	39,995

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Preferred Units	144,765	—
Unit Contributions	689	248
Unit Distributions	(35,751)	(34,255)
Redemption of Preferred Units	(182,156)	—
Repurchase of Restricted Units	(2,650)	(3,006)
Net Proceeds from Senior Unsecured Debt	197,617	—
Other Costs of Senior Unsecured Debt	(1,729)	—
Proceeds on Mortgage Loan Payable	—	1,167
Preferred Unit Distributions	(8,777)	(3,542)
Repayments on Mortgage Loans Payable	(1,710)	(458)
Proceeds from Unsecured Lines of Credit	202,500	43,500
Repayments on Unsecured Lines of Credit	(429,000)	(51,500)
Cash Book Overdraft	1,460	203

Net Cash Used in Financing Activities	(114,742)	(47,643)

Net Decrease in Cash and Cash Equivalents	(6,811)	(3,069)
Cash and Cash Equivalents, Beginning of Period	6,811	3,069

Cash and Cash Equivalents, End of Period	$—	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.9% ownership interest at March 31, 2006 and March 31, 2005. The limited partners of the Operating Partnership own approximately a 13.1% interest in the Operating Partnership at March 31, 2006 and March 31, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of March 31, 2006, the Consolidated Operating Partnership owned 856 industrial properties (inclusive of developments in process) containing an aggregate of approximately 69.9 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2006, the Other Real Estate Partnerships owned 103 industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

On March 21, 2006, the Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, owns a 15 percent equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

The Operating Partnership or First Industrial Development Services Inc., through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program, the “Joint Ventures”).

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Consolidated Operating Partnership’s 2005 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2005 audited financial statements included in the Consolidated Operating Partnership’s 2005 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2006 and March 31, 2005. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2006 and December 31, 2005 and the results of its operations and comprehensive income for each of the three months ended March 31, 2006 and March 31, 2005, and its cash flows for each of the three months ended March 31, 2006 and March 31, 2005, and all adjustments are of a normal recurring nature.

Stock Incentive Plans:

Effective January 1, 2006 the Consolidated Operating Partnership has adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all new issuances of stock based compensation. At January 1, 2006 the Consolidated Operating Partnership did not have any unvested option awards and the Consolidated Operating Partnership had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Consolidated Operating Partnership to recognize a cumulative effect of a change in accounting principle.

For the three months ended March 31, 2006 and 2005, the Company awarded 304,311 and 190,890 restricted stock awards to its employees and directors of the Company having a fair value of $11,566 and $8,014, respectively. The Operating Partnership issued Units to the Company in the same amount. The awards generally vest over three years. For the three months ended March 31, 2006 and 2005, the Consolidated Operating Partnership recognized $2,145 and $1,890 in compensation expense related to restricted stock awards, of which $260 and $220, respectively, was capitalized in connection with development activities. At March 31, 2006, the Consolidated Operating Partnership has $25,586 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.94 years. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the three months ended March 31, 2006 and March 31, 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to common stockholders.

Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 123R had been applied to all outstanding and unvested option awards for the three months ended March 31, 2005:

2005

Net Income Available to Unitholders — as reported	$16,365
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(46)

Net Income Available to Unitholders — pro forma	$16,319

Net Income Available to Unitholders per Share — as reported — Basic	$0.34
Net Income Available to Unitholders per Share — pro forma — Basic	$0.34
Net Income Available to Unitholders per Share — as reported — Diluted	$0.33
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.33

Deferred Leasing Intangibles

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total assets consist of the following:

	March 31,	December 31,
	2006	2005

In-Place Leases	$67,993	$71,818
Less: Accumulated Amortization	(7,705)	(5,829)

	$60,288	$65,989

Above Market Leases	$5,967	$6,524
Less: Accumulated Amortization	(1,850)	(1,634)

	$4,117	$4,890

Tenant Relationship	$4,355	$—
Less: Accumulated Amortization	(106)	—

	$4,249	$—

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	March 31,	December 31,
	2006	2005

Below Market Leases	$17,907	$25,058
Less: Accumulated Amortization	(3,480)	(2,889)

	$14,427	$22,169

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the three months ended March 31, 2006 was $8,468, $242, $4,355 and $(3,268), respectively. The fair value of in-place leases, above market leases and below market leases recorded due to real estate acquisitions during the three months ended March 31, 2005 was $8,511, $931 and $(1,431), respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to deferred leasing intangibles, was $1,963 and $639 for the three months ended March 31, 2006 and 2005, respectively. The Consolidated Operating Partnership will recognize net amortization expense related to the deferred leasing intangibles over the next five years as follows:

Remainder of 2006	$5,263
2007	6,220
2008	6,175
2009	6,240
2010	5,945

Total	$29,843

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

3.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	March 31,	December 31,
	2006	2005

ASSETS
Assets:
Investment in Real Estate, Net	$302,796	$309,013
Other Assets, Net	67,862	87,866

Total Assets	$370,658	$396,879

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$—	$2,380
Other Liabilities	13,209	12,492

Total Liabilities	13,209	14,872
Partners’ Capital	357,449	382,007

Total Liabilities and Partners’ Capital	$370,658	$396,879

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Operations:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Total Revenues, Including Interest Income	$12,972	$9,554
Property Expenses	(4,212)	(3,615)
Interest Expense	(11)	(44)
Amortization of Deferred Financing Costs	(2)	(1)
Depreciation and Other Amortization	(4,199)	(2,851)

Income from Continuing Operations	4,548	3,043
Income from Discontinued Operations (Including (Loss) Gain on Sale of Real Estate of $(60) and $1,783 for the Three Months Ended March 31, 2006 and March 31, 2005, respectively	384	2,945
Gain on Sale of Real Estate	—	813

Net Income	$4,932	$6,801

4.	Investments in Joint Ventures

At March 31, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet of GLA, the March 2005 Joint Venture owned 44 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels and the September 2005 Joint Venture owned 214 industrial properties comprising approximately 13.8 million square feet of GLA and several land parcels. At March 31, 2006 the March 2006 Joint Venture did not own real estate.

At March 31, 2006 and December 31, 2005, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $6,712 and $3,354, respectively, which mainly relate to development, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures, reimbursement for development expenditures made by a fully owned subsidiary of the Consolidated Operating Partnership who is acting in the capacity of the developer for two development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture. During the three months ended March 31, 2006 and 2005, the Consolidated Operating Partnership invested the following amounts in its joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management, leasing, development and asset management services in the following amounts:

	For the Three
	Months Ended
	March 31,	March 31,
	2006	2005

Contributions	$3,168	$7,052
Distributions	$3,484	$125
Fees	$4,509	$1,678

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

On January 11, 2006, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $1,954 (the “Acquisition Mortgage Loan XIX”). The Acquisition Mortgage Loan XIX is collateralized by one property in Richmond, IN, bears interest at a fixed rate of 7.32% and provides for monthly principal and interest payments based on a 10 year amortization schedule. The Acquisition Mortgage Loan XIX matures on June 1, 2014.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the assumption of the Acquisition Mortgage Loan XIX, the Consolidated Operating Partnership recorded a premium in the amount of $116 which will be amortized as an adjustment to interest expense through June 1, 2014. Including the impact of the premium recorded, the Consolidated Operating Partnership’s effective interest rate on the Acquisition Mortgage Loan XIX is 5.82%.

On March 7, 2006, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $4,925 (the “Acquisition Mortgage Loan XX”). The Acquisition Mortgage Loan XX is collateralized by a land parcel in Compton, CA, does not require principal payments prior to maturity on June 5, 2006 and has an 8.0% interest rate.

On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. In December 2005, the Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Consolidated Operating Partnership’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding				Accrued Interest		Interest
	Balance at				Payable at		Rate at
	March 31,		December 31,		March 31,	December 31,	March 31,	Maturity
	2006		2005		2006	2005	2006	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,185		$2,320		$—	$—	9.250%	09/01/09
Assumed Loan II	1,760		1,805		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,909		1,936		14	14	8.950%	10/01/06
Acquisition Mortgage Loan VIII	5,267		5,308		36	37	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,463		5,505		38	38	8.260%	12/01/19
Acquisition Mortgage Loan X	15,598	(1)	15,733	(1)	98	98	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,486	(1)	2,503	(1)	15	15	7.540%	01/01/12
Acquisition Mortgage Loan XIV	6,302	(1)	6,392	(1)	34	34	6.940%	07/01/09
Acquisition Mortgage Loan XV	—	(3)	1,167		—	—	N/A (3)	N/A	(3)
Acquisition Mortgage Loan XVI	1,943	(1)	1,960	(1)	9	9	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,156	(1)	3,209	(1)	18	18	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,001	(1)	7,091	(1)	41	42	7.580%	03/01/11
Acquisition Mortgage Loan XIX	2,039	(1)	—		12	—	7.320%	06/01/14
Acquisition Mortgage Loan XX	4,925		—		26	—	8.000%	06/05/06

Total	$60,034		$54,929		$341	$305

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding				Accrued Interest			Interest
	Balance at				Payable at			Rate at
	March 31,		December 31,		March 31,		December 31,	March 31,	Maturity
	2006		2005		2006		2005	2006	Date

Senior Unsecured Debt, Net
2006 Notes	$150,000		$150,000		$3,500		$875	7.000%	12/01/06
2007 Notes	149,994	(2)	149,992	(2)	4,307		1,456	7.600%	05/15/07
2016 Notes	199,321	(2)	—		2,587		—	5.750%	01/15/16
2017 Notes	99,888	(2)	99,886	(2)	2,500		625	7.500%	12/01/17
2027 Notes	15,055	(2)	15,054	(2)	407		138	7.150%	05/15/27
2028 Notes	199,825	(2)	199,823	(2)	3,209		7,009	7.600%	07/15/28
2011 Notes	199,700	(2)	199,685	(2)	656		4,343	7.375%	03/15/11
2012 Notes	199,166	(2)	199,132	(2)	6,340		2,903	6.875%	04/15/12
2032 Notes	49,418	(2)	49,413	(2)	1,787		818	7.750%	04/15/32
2009 Notes	124,860	(2)	124,849	(2)	1,932		292	5.250%	06/15/09
2014 Notes	111,345	(2)	111,059	(2)	2,675		669	6.420%	06/01/14

Total	$1,498,572		$1,298,893		$29,900		$19,128

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$231,000		$332,500		$1,267		$1,833	5.521%	09/28/08
2005 Unsecured Line of Credit II	—	(4)	125,000		—	(4)	232	N/A (4)	N/A	(5)

Total	$231,000		$457,500		$1,267		$2,065

(1)	At March 31, 2006, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, and the Acquisition Mortgage Loan XIX includes unamortized premiums of $1,814, $219, $402, $24, $240, $647, and $114, respectively. At December 31, 2005, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $1,909, $228, $432, $26, $246, and $681, respectively.

(2)	At March 31, 2006, the 2007 Notes, 2016 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $6, $679, $112, $15, $175, $300, $834, $582, $140 and $13,655 respectively. At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151 and $13,941, respectively.

(3)	On January 12, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XV.

(4)	On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2006	$158,400
2007	152,339
2008	233,533
2009	132,411
2010	15,472
Thereafter	1,110,489

Total	$1,802,644

Derivatives:

In October 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement had a notional value of $50,000, was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $186.

Other Comprehensive Income:

In December 2005, the Consolidated Operating Partnership, through the Operating Partnership, entered into three interest rate protection agreements which fixed the interest rate on a forecasted offering of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each had a notional value of $48,700 and were effective from December 30, 2005 through December 30, 2015. The interest rate protection agreements fixed the LIBOR rate at 5.066% and 5.067%. The third interest rate protection agreement had a notional value of $48,700, was effective from January 19, 2006 through January 19, 2016, and fixed the LIBOR rate at 4.992%. The Consolidated Operating Partnership settled the three interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which is included in other comprehensive income. The settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense.

In conjunction with certain issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $978 into net income by reducing interest expense.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Net of offering costs, the Company received net proceeds of $181,484 from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. The Operating Partnership redeemed the Series I Cumulative Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $672 is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the three months ended March 31, 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unit Contributions:

During the three months ended March 31, 2006, certain employees exercised 43,567 non-qualified employee stock options. Net proceeds to the Company were approximately $969. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

During the three months ended March 31, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $11,566 on the date of grant. The restricted common stock generally vests over periods from one to three years. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

During the three months ended March 31, 2006, the Operating Partnership issued 31,473 Units having an aggregate market value of approximately $1,288 in exchange for property.

Distributions:

On January 23, 2006, the Operating Partnership paid a fourth quarter 2005 distribution of $0.70 per Unit, totaling approximately $35,751. On April 17, 2006, the Operating Partnership paid a first quarter 2006 distribution of $0.70 per Unit, totaling approximately $36,015.

On January 3, 2006, the Operating Partnership paid fourth quarter 2005 distributions of $53.906 per Unit on its 8.625% Series C Cumulative Preferred Units (the “Series C Preferred Units”) and distributions of $1,930.243 per Unit on its Series I Preferred Units. The preferred unit distributions paid on January 3, 2006, totaled approximately $2,526. On January 13, 2006, the Operating Partnership paid a prorated first quarter 2006 distribution of $470.667 per Unit on its Series I Preferred Units, totaling approximately $353. On March 31, 2006, the Operating Partnership paid first quarter 2006 distributions of $53.906 per Unit on its 8.625% Series C Preferred Units, semi-annual distributions of $3,118.00 per Unit on its Series F Cumulative Preferred Units (the “Series F Preferred Units”), semi-annual distributions of $3,618.00 per Unit on its Series G Cumulative Preferred Units (the “Series G Preferred Units”) and prorated distributions of $3,927.083 per Unit on its 7.25% Series J Preferred Units. The preferred unit distributions paid on March 31, 2006, totaled approximately $5,898.

7.	Acquisition of Real Estate

During the three months ended March 31, 2006, the Consolidated Operating Partnership acquired 21 industrial properties comprising approximately 2.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $145,242, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the three months ended March 31, 2006, the Consolidated Operating Partnership sold 24 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 24 industrial properties and several land parcels were approximately $297,444. The gain on sale of real estate, net of income taxes was approximately $40,472. The 24 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 24 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At March 31, 2006, the Consolidated Operating Partnership had 12 industrial properties comprising approximately 4.0 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 industrial properties held for sale at March 31, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the three months ended March 31, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes of 24 industrial properties that were sold during the three months ended March 31, 2006 as well as the results of operations of 12 industrial properties held for sale at March 31, 2006.

Income from discontinued operations for the three months ended March 31, 2005 reflects the results of operations of 24 industrial properties that were sold during the three months ended March 31, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and 12 industrial properties identified as held for sale at March 31, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2006 and March 31, 2005.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Total Revenues	$4,298	$8,637
Operating Expenses	(1,104)	(3,161)
Interest Expense	—	(173)
Depreciation and Amortization	(1,779)	(3,008)
Provision for Income Taxes Allocable to Operations	(739)	(1,005)
Gain on Sale of Real Estate	53,639	11,713
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(14,593)	(2,893)

Income from Discontinued Operations	$39,722	$10,110

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Interest paid, net of capitalized interest	$19,466	$16,912

Interest capitalized	$1,376	$539

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,015	$34,339

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(660)	$—
General partnership units	660	—

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(433)	$(521)

Issuance of Limited Partnership Units	$1,288	$(1,507)

Mortgage Debt	$(6,995)	$(1,977)

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$11,200	$4,998

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Numerator:
Loss from Continuing Operations	$(15,349)	$(4,567)
Gain on Sale of Real Estate, Net of Income Taxes	1,426	13,132
Less: Preferred Distributions	(5,019)	(2,310)
Less: Redemption of Preferred Units	(672)	—

Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(19,614)	6,255
Discontinued Operations, Net of Income Taxes	39,722	10,110

Net Income Available to Unitholders	$20,108	$16,365

Denominator:
Weighted Average Units — Basic	50,644,488	48,625,498
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	—	188,402
Employee and Director Shares of Restricted Stock	—	120,084

Weighted Average Units Outstanding — Diluted	50,644,488	48,933,984

Basic EPU:
Income from Continuing Operations Available to Unitholders	$(0.39)	$0.13

Discontinued Operations, Net of Income Taxes	$0.78	$0.21

Net Income Available to Unitholders	$0.40	$0.34

Diluted EPU:
Income from Continuing Operations Available to Unitholders	$(0.39)	$0.13

Discontinued Operations, Net of Income Taxes	$0.78	$0.21

Net Income Available to Unitholders	$0.40	$0.33

Weighted average units — diluted are the same as weighted average units — basic for the three months March 31, 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. The dilutive stock options and restricted stock excluded from the computation are 115,961 and 90,162, respectively for the three months ended March 31, 2006.

Unvested restricted stock shares aggregating 117,335 and 189,706 were antidilutive at March 31, 2006 and 2005, respectively, and accordingly, were excluded from dilution computations.

Additionally, options to purchase common stock of 499,456 and 805,720 were outstanding as of March 31, 2006 and 2005, respectively. None of the options outstanding at March 31, 2006 and 2005 were antidilutive, and accordingly, all options were included in dilution computations.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plans

The Company maintains three stock incentive plans (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers, other employees of the Company, its Independent Directors and its affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of March 31, 2006, stock options and restricted stock covering 1.3 million shares were outstanding and 2.3 million shares were available under the Stock Incentive Plans. At March 31, 2006 all outstanding options are vested.

Stock option transactions for the three months ended March 31, 2006 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15
Exercised	(43,567)	$31.03	$25.13-$33.15	$492
Expired or Terminated	(3,700)	$30.53	$30.53

Outstanding at March 31, 2006	499,456	$31.29	$22.75-$33.15	$5,692

The following table summarizes currently outstanding and exercisable options as of March 31, 2006:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$22.75-$27.69	46,370	2.52	26.32
$30.00-$33.15	453,086	4.53	31.80

The Company has granted restricted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to three-year vesting period and generally based on time and service, of which 775,526 shares were outstanding at March 31, 2006. Upon issuance of the restricted stock awards, the Operating Partnership issues Units to the Company in the same amount.

Restricted unit transactions for the three months ended March 31, 2006 are summarized as follows:

		Weighted Average
	Units	Grant Date Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	304,311	$38.01
Vested	(209,391)	$36.71
Forfeited	(19,417)	$34.10

Outstanding at March 31, 2006	775,526	$35.40

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

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

The Consolidated Operating Partnership has committed to the construction of development projects totaling approximately 3.6 million square feet of GLA. The estimated total construction costs are approximately $129.7 million. Of this amount, approximately $45.2 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At March 31, 2006, the Consolidated Operating Partnership had 18 letters of credit outstanding in the aggregate amount of $7,191. These letters of credit expire between June 2006 and April 2009.

13.	Related Party Transactions

At March 31, 2006 and December 31, 2005, the Consolidated Operating Partnership has a payable balance of $9,102 and $12,166, respectively, to a wholly-owned entity of the Company.

14.	Subsequent Events

From April 1, 2006 to May 1, 2006, the Consolidated Operating Partnership sold six industrial properties and several land parcels for approximately $32,153 of gross proceeds. The Consolidated Operating Partnership also acquired 24 industrial properties for a purchase price of approximately $61,208, excluding costs incurred in conjunction with the acquisition of these industrial properties.

On April 17, 2006, the Operating Partnership paid a first quarter 2006 distribution of $.70 per Unit, totaling approximately $36,015.

In April 2006, the Consolidated Operating Partnership, through the Operating Partnership, entered into four interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. The interest rate protection agreements are designated as cash flow hedges and have a combined notional value of $295,300. Two of the interest rate protection agreements are effective from November 2006 to November 2016 and fix the LIBOR rate at 5.54% and the other two are effective May 2007 to May 2012 and fix the LIBOR rate at 5.42%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of First Industrial, L.P.’s (the “Operating Partnership”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included herein in Item 1A, “Risk Factors,” and in the Operating Partnership’s other filings with the Securities and Exchange Commission.

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 86.9% ownership interest at March 31, 2006. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.1% interest in the Operating Partnership at March 31, 2006. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

As of March 31, 2006, the Consolidated Operating Partnership owned 856 industrial properties (inclusive of developments in process) containing an aggregate of approximately 69.9 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2006, the Other Real Estate Partnerships owned 103 industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

On March 21, 2006, the Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, owns a 15 percent equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program, the “Joint Ventures”).

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

Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments, and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

The Consolidated Operating Partnership’s net income available to unitholders was $20.1 million and $16.4 million for the three months ended March 31, 2006, and March 31, 2005, respectively. Basic and diluted net income available to unitholders was $0.40 and $0.40 per unit, respectively, for the three months ended March 31, 2006, and $.34 and $.33 per unit, respectively, for the three months ended March 31, 2005.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2006 and March 31, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 partially offset by the expenses from the build to suit development for sale. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$59,324	$62,945	$(3,621)	(5.8)%
Acquired Properties	15,200	159	15,041	9,459.7%
Sold Properties	3,117	8,017	(4,900)	(61.1)%
Properties Not In Service	4,790	3,261	1,529	46.9%
Other	6,136	3,722	2,414	64.9%

	88,567	78,104	10,463	13.4%
Discontinued Operations	(4,298)	(8,637)	4,339	(50.2)%

Total Revenues	$84,269	$69,467	$14,802	21.3%

The occupancy rates of the Consolidated Operating Partnership’s same store properties at March 31, 2006 and 2005 were 87.5% and 91.6% respectively. Revenues from same store properties decreased by $3.6 million due to a decrease in same store property occupancy rates. Revenues from acquired properties increased $15.0 million due to the 170 industrial properties acquired subsequent to December 31, 2004 totaling approximately 20.5 million square feet of GLA. Revenues from sold properties decreased $4.9 million due to the 106 industrial properties sold subsequent to December 31, 2004 totaling approximately 15.1 million square feet of GLA partially offset by the revenues from the build to suit development for sale. Revenues from properties not in service increased by $1.5 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $2.4 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$21,083	$20,740	$343	1.7%
Acquired Properties	3,735	50	3,685	7,370.0%
Sold Properties	1,235	3,042	(1,807)	(59.4)%
Properties Not In Service	2,466	2,059	407	19.8%
Other	3,521	1,621	1,900	117.2%

	32,040	27,512	4,528	16.5%
Discontinued Operations	(1,104)	(3,161)	2,057	(65.1)%

Total Property Expenses	$30,936	$24,351	$6,585	27.0%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $3.7 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $1.8 million due to properties sold subsequent to December 31, 2004 partially offset by the expenses from the build to suit development for sale. Property expenses from properties not in service increased by $.4 million due to an increase in properties placed in service during 2006 and 2005. Other expense increased $1.9 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $5.8 million, or 49.6%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$19,521	$19,166	$355	1.9%
Acquired Properties	9,410	169	9,241	5,468.0%
Sold Properties	1,014	2,763	(1,749)	(63.3)%
Properties Not In Service and Other	3,572	2,260	1,312	58.1%
Corporate Furniture, Fixtures and Equipment	416	321	95	29.6%

	$33,933	$24,679	$9,254	37.5%
Discontinued Operations	(1,779)	(3,008)	5,229	(40.9)%

Total Depreciation and Other Amortization	$32,154	$21,671	$10,483	48.4%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $9.2 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $1.8 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $1.3 million due primarily to accelerated depreciation on one property in Cincinnati, OH which is in the process of being razed.

Interest income remained relatively unchanged.

Interest expense increased by approximately $3.7 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2006 ($1,843.5 million), as compared to the three months ended March 31, 2005 ($1,590.9 million), as well as an increase in the weighted average interest rate for the three months ended March 31, 2006 (6.79%), as compared to the three months ended March 31, 2005 (6.75%) partially offset by an increase in capitalized interest for the three months ended March 31, 2006 due to an increase in development activities.

Amortization of deferred financing costs remained relatively unchanged.

In October 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Company, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $.2 million.

Income tax benefit increased by $4.0 million due primarily to an increase in general and administrative and depreciation expense, which increases the loss from continuing operations, incurred in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 associated with additional investment activity in the Company’s taxable REIT subsidiary and a decrease in state tax expense.

Equity in income of Other Real Estate Partnerships decreased by $1.9 million primarily due to a decrease in gain on sale of real estate for the Other Real Estate Partnerships.

Equity in income of joint ventures remained relatively unchanged.

The $1.4 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $13.1 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2005 resulted from the sale of seven industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2006 and March 31, 2005.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	($ in 000’s)

Total Revenues	$4,298	$8,637
Operating Expenses	(1,104)	(3,161)
Interest Expense	—	(173)
Depreciation and Amortization	(1,779)	(3,008)
Provision for Income Taxes Allocable to Operations	(739)	(1,005)
Gain on Sale of Real Estate	53,639	11,713
Provision for Income Taxes Allocable to Gain on Sale	(14,593)	(2,893)

Income from Discontinued Operations	$39,722	$10,110

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 24 industrial properties that were sold during the three months ended March 31, 2006 and the results of operations from 12 properties identified as held for sale at March 31, 2006.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2005 reflects the results of operations relating to 24 industrial properties that were sold during the three months ended March 31, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and 12 industrial properties identified as held for sale at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Consolidated Operating Partnership’s restricted cash was approximately $23.4 million. Restricted cash is primarily comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership’s 7.0% Notes due in 2006, in the aggregate principal amount of $150 million are due on December 1, 2006 (the “2006 Notes”). The Consolidated Operating Partnership expects to satisfy the payment obligations on the 2006 Notes with the issuance of additional debt. With the exception of the 2006 Notes, the Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of March 31, 2006 and May 1, 2006, $300.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit I. At March 31, 2006, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 5.521%. As of May 1, 2006 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $173.4 million available for additional borrowings under the Unsecured Line of Credit I.

Three Months Ended March 31, 2006

Net cash provided by operating activities of approximately $23.5 million for the three months ended March 31, 2006 was comprised primarily of net income of approximately $25.8 million, distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures and from the Other Real Estate Partnerships of $5.5 and the net change in operating assets and liabilities of approximately $18.4 million partially offset by adjustments for non-cash items of $26.2 million. The adjustments for the non-cash items of approximately $26.2 million are primarily comprised of the gain on sale of real estate of approximately $55.1 million, equity in net income of the Other Real Estate Partnerships of $4.9 million and the effect of the straight-lining of rental income of approximately $2.2 million substantially offset by depreciation and amortization of approximately $35.7 million and $.3 million of provision for bad debt.

Net cash provided by investing activities of approximately $84.5 million for the three months ended March 31, 2006 was comprised primarily by the net proceeds from sales of investment in real estate, repayments of mortgage loan receivables, distributions from the Other Real Estate Partnerships and distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures partially offset by a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in the Consolidated Operating Partnership’s industrial real estate joint ventures.

During the three months ended March 31, 2006, the Consolidated Operating Partnership sold 24 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels. Net proceeds from the sales of the 24 industrial properties and several land parcels were approximately $275.8 million.

During the three months ended March 31, 2006, the Consolidated Operating Partnership acquired 21 industrial properties comprising approximately 2.1 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $145.2 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $3.2 million and received distributions of approximately $3.5 million from the Operating Partnership’s industrial real estate joint ventures. As of March 31, 2006, the Operating Partnership’s industrial real estate joint ventures owned 311 industrial properties comprising approximately 25.0 million square feet of GLA.

Net cash used in financing activities of approximately $114.7 million for the three months ended March 31, 2006 was derived primarily of the redemption of preferred units, general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Consolidated Operating Partnership’s Unsecured Line of Credit, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the issuance of preferred units and senior unsecured debt, net proceeds from the exercise of stock options and a cash book overdraft.

During the three months ended March 31, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $11.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods for the shares expected to vest.

During the three months ended March 31, 2006, certain employees exercised 43,567 non-qualified employee stock options. Net proceeds to the Company were approximately $1.0 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). Net of offering costs, the Consolidated Operating Partnership received net proceeds of $197.6 million from the issuance of 2016 Notes. In December 2005, the Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1.7 million, which is included in other comprehensive income.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to the Operating Partnership in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Net of offering costs, the Company received net proceeds of $144.8 million from the issuance of Series J Preferred Stock.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of $181.5 million from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. The Operating Partnership redeemed the Series I Cumulative Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the three months ended March 31, 2006.

Market Risk

The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at March 31, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At March 31, 2006, approximately $1,558.6 million (approximately 87.1% of total debt at March 31, 2006) of the Company’s debt was fixed rate debt and approximately $231.0 million (approximately 12.9% of total debt at March 31, 2006) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at March 31, 2006, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2006 by approximately $0.1 million to $1,584.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2006 by approximately $0.1 million to $1,697.5 million.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

Subsequent Events

From April 1, 2006 to May 1, 2006, the Consolidated Operating Partnership sold six industrial properties and several land parcels for approximately $32.2 million of gross proceeds. The Consolidated Operating Partnership also acquired 24 industrial properties for a purchase price of $61.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties.

On April 17, 2006, the Operating Partnership paid a first quarter 2005 distribution of $.70 per Unit, totaling approximately $36.0 million.

In April 2006, the Consolidated Operating Partnership, through the Operating Partnership, entered into four interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. The interest rate protection agreements are designated as cash flow hedges and have a combined notional value of $295.3 million. Two of the interest rate protection agreements are effective from November 2006 to November 2016 and fix the LIBOR rate at 5.54% and the other two are effective from May 2007 to May 2012 and fix the LIBOR rate at 5.42%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2006, the Operating Partnership issued 21,650 Units having an aggregate market value of approximately $.9 million in exchange for property. On March 31, 2006, the Operating Partnership issued 9,823 Units having an aggregate market value of approximately $.4 million in exchange for an interest in property.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
Number		Description

3.1		Tenth Amended and Restated Partnership Agreement of First Industrial, L.P. dated January 13, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)

3.2		Amendment No. 1 dated January 20, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Form 10-K of the Company for the period ended December 31, 2005, File No. 1-13102)

3.3		Amendment No. 2 dated March 31, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the period ended March 31, 2006, File No. 1-13102)

4.1		Supplemental Indenture No. 10 dated as of January 10, 2006 between First Industrial, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 11, 2006, File No. 1-13102)
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Tenth Amended and Restated Partnership Agreement of First Industrial, L.P. dated January 13, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)

3.2		Amendment No. 1 dated January 20, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Form 10-K of the Company for the period ended December 31, 2005, File No. 1-13102)

3.3		Amendment No. 2 dated March 31, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the period ended March 31, 2006, File No. 1-13102)

4.1		Supplemental Indenture No. 10 dated as of January 10, 2006 between First Industrial, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 11, 2006, File No. 1-13102)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith