Form 10-Q
period 2006-06-30
FIRST INDUSTRIAL LP
filed 2006-08-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

For the Period Ended June 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$483,802	$490,359
Buildings and Improvements	2,220,414	2,340,504
Construction in Progress	108,882	66,074
Less: Accumulated Depreciation	(378,415)	(355,755)

Net Investment in Real Estate	2,434,683	2,541,182

Real Estate and Other Held for Sale, Net of Accumulated Depreciation and Amortization of $7,587 and $1,622 at June 30, 2006 and December 31, 2005, respectively	73,260	16,840
Investments in and Advances to Other Real Estate Partnerships	354,289	378,864
Cash and Cash Equivalents	—	6,811
Restricted Cash	58,470	14,945
Tenant Accounts Receivable, Net	6,449	7,627
Investments in Joint Ventures	49,368	44,330
Deferred Rent Receivable, Net	22,866	21,520
Deferred Financing Costs, Net	11,605	10,907
Deferred Leasing Intangibles, Net	71,036	70,879
Prepaid Expenses and Other Assets, Net	84,923	116,560

Total Assets	$3,166,949	$3,230,465

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$52,488	$54,929
Senior Unsecured Debt, Net	1,498,952	1,298,893
Unsecured Lines of Credit	268,000	457,500
Accounts Payable and Accrued Expenses	105,554	116,249
Deferred Leasing Intangibles, Net	15,425	22,169
Rents Received in Advance and Security Deposits	25,372	27,578
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $90 at June 30, 2006	128	—
Distributions Payable	37,270	39,509

Total Liabilities	2,003,189	2,016,827

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,350 and 21,500 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively) with a liquidation preference of $275,000 and $312,500, respectively	266,303	303,068
General Partner Units (44,793,049 and 44,444,710 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	744,597	773,921
Unamortized Value of General Partnership Restricted Units	—	(16,825)
Limited Partners’ Units (6,691,406 and 6,740,742 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	156,608	159,832
Accumulated Other Comprehensive Loss	(3,748)	(6,358)

Total Partners’ Capital	1,163,760	1,213,638

Total Liabilities and Partners’ Capital	$3,166,949	$3,230,465

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Revenues:
Rental Income	$61,069	$48,660	$118,843	$96,656
Tenant Recoveries and Other Income	27,090	17,447	50,677	36,578
Revenues from Build to Suit Development for Sale	—	—	733	—

Total Revenues	88,159	66,107	170,253	133,234

Expenses:
Property Expenses	29,374	22,927	58,579	46,392
General and Administrative	18,062	11,335	35,445	22,957
Depreciation and Other Amortization	34,349	22,227	65,573	43,258
Expenses from Build to Suit Development for Sale	—	—	666	—

Total Expenses	81,785	56,489	160,263	112,607

Other Income/Expense:
Interest Income	209	420	438	717
Interest Expense	(29,743)	(25,846)	(59,220)	(51,606)
Amortization of Deferred Financing Costs	(603)	(509)	(1,221)	(1,017)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	—	(1,404)	(170)	(463)

Total Other Income/Expense	(30,137)	(27,339)	(60,173)	(52,369)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income (Loss) of Joint Ventures and Income Tax Benefit	(23,763)	(17,721)	(50,183)	(31,742)
Equity in Income of Other Real Estate Partnerships	17,950	9,786	22,838	16,529
Equity in Income (Loss) of Joint Ventures	7,307	(98)	7,271	(220)
Income Tax Benefit	483	2,694	6,476	4,720

Income (Loss) from Continuing Operations	1,977	(5,339)	(13,598)	(10,713)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $38,777 and $28,426 for the Three Months ended June 30, 2006 and 2005, respectively, $92,416 and $40,139 for the Six Months ended June 30, 2006 and 2005, respectively)	40,790	31,566	96,022	46,390
Provision for Income Taxes Allocable to Discontinued Operations (Including $7,484 and $2,584 for the Three Months ended June 30, 2006 and 2005, respectively, and $21,946 and $5,383 for the Six Months ended June 30, 2006 and 2005, respectively, allocable to Gain on Sale of Real Estate)	(7,845)	(3,156)	(23,133)	(7,071)

Income Before Gain on Sale of Real Estate	34,922	23,071	59,291	28,606
Gain on Sale of Real Estate	2,493	3,180	4,011	23,851
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(947)	(1,446)	(1,039)	(8,977)

Net Income	36,468	24,805	62,263	43,480
Less: Preferred Unit Distributions	(5,029)	(2,310)	(10,048)	(4,620)
Less: Preferred Unit Redemptions	—	—	(672)	—

Net Income Available to Unitholders	$31,439	$22,495	$51,543	$38,860

Basic Earnings Per Unit:
Loss from Continuing Operations	$(0.03)	$(0.12)	$(0.42)	$(0.01)

Income From Discontinued Operations	$0.65	$0.58	$1.44	$0.81

Net Income Available to Unitholders	$0.62	$0.46	$1.02	$0.80

Weighted Average Units Outstanding	50,706	48,759	50,675	48,963

Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.03)	$(0.12)	$(0.42)	$(0.01)

Income From Discontinued Operations	$0.65	$0.58	$1.44	$0.81

Net Income Available to Unitholders	$0.62	$0.46	$1.02	$0.80

Weighted Average Units Outstanding	50,706	48,759	50,675	48,963

Net Income Available to Unitholders Attributable to:
General Partners	$27,250	$19,546	$44,701	$33,769
Limited Partners	4,189	2,949	6,842	5,091

Net Income Available to Unitholders	$31,439	$22,495	$51,543	$38,860

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Net Income	$36,468	$24,805	$62,263	$43,480
Other Comprehensive Income (Loss):
Mark-to-Market of Interest Rate Protection Agreements	3,374	—	4,789	—
Settlement of Interest Rate Protection Agreements	—	—	(1,729)	—
Amortization of Interest Rate Protection Agreements	(220)	(273)	(450)	(547)

Comprehensive Income	$39,622	$24,532	$64,873	$42,933

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62,263	$43,480
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	53,763	39,530
Amortization of Deferred Financing Costs	1,221	1,017
Other Amortization	17,977	14,112
Provision for Bad Debt	648	860
Equity in (Income) Loss of Joint Ventures	(7,272)	220
Distributions from Joint Ventures	7,847	—
Gain on Sale of Real Estate	(96,427)	(63,990)
Mark to Market of Interest Rate Protection Agreement	(16)	463
Equity in Income of Other Real Estate Partnerships	(22,838)	(16,529)
Distributions from Investment in Other Real Estate Partnerships	22,838	16,529
Decrease in Build to Suit Development for Sale Costs Receivable	16,241	—
Decrease (Increase) in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	4,914	(8,930)
Increase in Deferred Rent Receivable	(4,296)	(2,857)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(3,999)	(2,877)

Net Cash Provided by Operating Activities	52,864	21,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(353,088)	(275,706)
Net Proceeds from Sales of Investments in Real Estate	433,208	236,149
Investments in and Advances to Other Real Estate Partnerships	(17,998)	(25,504)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	42,573	34,219
Contributions to and Investments in Joint Ventures	(14,093)	(11,191)
Distributions from Joint Ventures	8,099	402
Repayment of Mortgage Loans Receivable	11,200	26,265
(Increase) Decrease in Restricted Cash	(43,525)	25

Net Cash Provided by (Used In)Investing Activities	66,376	(15,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Distributions	1,240	6,479
Proceeds from the Issuance of Preferred Units	144,672	—
Redemption of Preferred Units	(182,156)	—
Repurchase of Restricted Units	(2,660)	(3,262)
Unit Distributions	(71,766)	(68,594)
Preferred Unit Distributions	(12,574)	(4,620)
Repayments on Mortgage Loans Payable	(9,076)	(902)
Net Proceeds from Senior Unsecured Debt	199,306	—
Other Costs of Senior Unsecured Debt	(1,729)	—
Proceeds on Mortgage Loans Payable	—	1,167
Proceeds from Unsecured Lines of Credit	303,500	153,500
Repayments on Unsecured Lines of Credit	(493,000)	(91,500)
Cash Book Overdraft	6	—
Debt Issuance Costs	(1,814)	(116)

Net Cash Used in Financing Activities	(126,051)	(7,848)

Net Decrease in Cash and Cash Equivalents	(6,811)	(2,161)
Cash and Cash Equivalents, Beginning of Period	6,811	3,069

Cash and Cash Equivalents, End of Period	$—	$908

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.0% ownership interest at June 30, 2006 and June 30, 2005. The limited partners of the Operating Partnership own approximately a 13.0% interest in the Operating Partnership at June 30, 2006 and June 30, 2005. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275,000 at June 30, 2006. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Development Services, Inc. (the “Consolidated Operating Partnership”) on a consolidated basis. As of June 30, 2006, the Consolidated Operating Partnership owned 852 industrial properties (inclusive of developments in process) containing an aggregate of approximately 68.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2006, the Other Real Estate Partnerships owned 94 industrial properties containing an aggregate of approximately 8.8 million square feet of GLA.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for each of the three and six months ended June 30, 2006 and June 30, 2005. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Consolidated Operating Partnership as of June 30, 2006 and December 31, 2005 and the results of its operations and comprehensive income for each of the three and six months ended June 30, 2006 and June 30, 2005, and its cash flows for each of the six months ended June 30, 2006 and June 30, 2005, and all adjustments are of a normal recurring nature.

Stock Incentive Plans:

Effective January 1, 2006 the Consolidated Operating Partnership has adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all new issuances of stock based compensation. At January 1, 2006 the Consolidated Operating Partnership did not have any unvested option awards and the Consolidated Operating Partnership had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Consolidated Operating Partnership to recognize a cumulative effect of a change in accounting principle. The Consolidated Operating Partnership did reclassify $16,825 from the Unearned Value of Restricted Stock Grants line item within Partners’ Capital to Additional Paid in Capital during the three months ended March 31, 2006.

For the six months ended June 30, 2006 and 2005, the Company awarded 305,455 and 191,979 restricted stock awards to its employees and directors of the Company having a fair value of $11,614 and $8,055, respectively. The Operating Partnership issued Units to the Company in the same amount. The awards generally vest over three years. For the six months ended June 30, 2006 and 2005, the Consolidated Operating Partnership recognized $4,625 and $4,820 in restricted stock amortization related to restricted stock awards, of which $614 and $646, respectively, was capitalized in connection with development activities. At June 30, 2006, the Consolidated Operating Partnership has $23,078 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.89 years. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the six months ended June 30, 2006 and June 30, 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to common stockholders.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the three and six months ended June 30, 2005:

	Three and Six Months Ended June 30,
	2005	2005

Net Income Available to Unitholders — as reported	$22,495	$38,860
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(19)	(65)

Net Income Available to Unitholders — pro forma	$22,476	$38,795

Net Income Available to Unitholders per Share — as reported — Basic	$0.46	$0.80
Net Income Available to Unitholders per Share — pro forma — Basic	$0.46	$0.80
Net Income Available to Unitholders per Share — as reported — Diluted	$0.46	$0.79
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.46	$0.79

Deferred Leasing Intangibles

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total assets consist of the following:

	June 30,	December 31,
	2006	2005

In-Place Leases	$69,865	$71,818
Less: Accumulated Amortization	(9,661)	(5,829)

	$60,204	$65,989

Above Market Leases	$5,578	$6,524
Less: Accumulated Amortization	(1,772)	(1,634)

	$3,806	$4,890

Tenant Relationship	$7,343	$—
Less: Accumulated Amortization	(317)	—

	$7,026	$—

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	June 30,	December 31,
	2006	2005

Below Market Leases	$19,722	$25,058
Less: Accumulated Amortization	(4,297)	(2,889)

	$15,425	$22,169

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2006 was $14,645, $1,090, $7,507 and $(4,196)respectively. The fair value of in-place leases, above market leases and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2005 was $18,241, $3,146 and $(3,530), respectively.

Amortization expense related to deferred leasing intangibles, was $4,794 and $1,773 for the six months ended June 30, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Operating Partnership determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Consolidated Operating Partnership is required to apply the guidance of FIN 48 beginning January 1, 2007. The Consolidated Operating Partnership is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

3.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	June 30,	December 31,
	2006	2005

ASSETS
Assets:
Investment in Real Estate, Net	$311,038	$309,013
Other Assets, Net	65,429	87,866

Total Assets	$376,467	$396,879

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$—	$2,380
Other Liabilities	19,350	12,492

Total Liabilities	19,350	14,872
Partners’ Capital	357,117	382,007

Total Liabilities and Partners’ Capital	$376,467	$396,879

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Total Revenues, Including Interest Income	$12,381	$9,273	$25,071	$18,522
Property Expenses	(3,244)	(3,077)	(7,400)	(6,638)
Interest Expense	—	(43)	(11)	(87)
Amortization of Deferred Financing Costs	—	(1)	(2)	(2)
Depreciation and Other Amortization	(4,744)	(2,908)	(8,870)	(5,635)

Income from Continuing Operations	4,393	3,244	8,788	6,160
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $13,176 and $5,264 for the Three Months Ended June 30, 2006 and 2005, respectively, and $13,116 and $7,047 for the Six Months Ended June 30, 2006 and 2005, respectively)	13,734	6,568	14,271	9,640
Gain on Sale of Real Estate	—	52	—	865

Net Income	$18,127	$9,864	$23,059	$16,665

4.	Investments in Joint Ventures

At June 30, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet of GLA, the March 2005 Joint Venture owned 41 industrial properties comprising approximately 3.6 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 178 industrial properties comprising approximately 12.2 million square feet of GLA and several land parcels and the March 2006 Joint Venture owned seven industrial properties comprising approximately 3.1 million square feet of GLA (of which the Consolidated Operating Partnership has an equity interest in six industrial properties comprising approximately 2.2 million square feet of GLA).

At June 30, 2006 and December 31, 2005, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $4,810 and $3,354, respectively, which mainly relate to development, leasing, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures, development expenditures made by a wholly owned subsidiary of the Consolidated Operating Partnership who is acting in the capacity of the developer for two development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture.

During the six months ended June 30, 2006 and 2005, the Consolidated Operating Partnership invested the following amounts in its joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management, leasing, development and asset management services in the following amounts:

	For the Six
	Months Ended
	June 30,	June 30,
	2006	2005

Contributions	$12,198	$10,385
Distributions	$15,946	$402
Fees	$10,793	$2,661

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

On September 24, 1996, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $2,600 (the “Acquisition Mortgage Loan IV”). The Acquisition Mortgage Loan IV was collateralized by one property in Baltimore, MD. The loan had a maturity date of October 1, 2006, and a fixed interest rate of 8.95%. The Acquisition Mortgage Loan IV was paid off and retired on June 30, 2006.

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

On March 7, 2006, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $4,925 (the “Acquisition Mortgage Loan XX”). The Acquisition Mortgage Loan XX was collateralized by a land parcel in Compton, CA, did not require principal payments prior to maturity on June 5, 2006 and had an 8.0% interest rate. The Acquisition Mortgage Loan XX was paid off and retired on June 5, 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding				Accrued Interest			Interest
	Balance at				Payable at			Rate at
	June 30,		December 31,		June 30,		December 31,	June 30,	Maturity
	2006		2005		2006		2005	2006	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,045		$2,320		$—		$—	9.250%	09/01/09
Assumed Loan II	1,711		1,805		—		—	9.250%	01/01/13
Acquisition Mortgage Loan IV	—	(1)	1,936		—		14	N/A (1)	N/A	(1)
Acquisition Mortgage Loan VIII	5,226		5,308		36		37	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,420		5,505		37		38	8.260%	12/01/19
Acquisition Mortgage Loan X	15,469	(2)	15,733	(2)	95		98	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,471	(2)	2,503	(2)	14		15	7.540%	01/01/12
Acquisition Mortgage Loan XIV	6,212	(2)	6,392	(2)	34		34	6.940%	07/01/09
Acquisition Mortgage Loan XV	—	(3)	1,167		—		—	N/A (4)	N/A	(3)
Acquisition Mortgage Loan XVI	1,926	(2)	1,960	(2)	9		9	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,101	(2)	3,209	(2)	18		18	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	6,914	(2)	7,091	(2)	40		42	7.580%	03/01/11
Acquisition Mortgage Loan XIX	1,993	(2)	—		11		—	7.320%	06/01/14
Acquisition Mortgage Loan XX	—	(4)	—		—		—	N/A (4)	N/A	(4)

Total	$52,488		$54,929		$294		$305

Senior Unsecured Debt, Net
2006 Notes	$150,000		$150,000		$875		$875	7.000%	12/01/06
2007 Notes	149,995	(5)	149,992	(5)	1,456		1,456	7.600%	05/15/07
2016 Notes	199,338	(5)	—		5,462		—	5.750%	01/15/16
2017 Notes	99,890	(5)	99,886	(5)	625		625	7.500%	12/01/17
2027 Notes	15,055	(5)	15,054	(5)	138		138	7.150%	05/15/27
2028 Notes	199,827	(5)	199,823	(5)	7,009		7,009	7.600%	07/15/28
2011 Notes	199,715	(5)	199,685	(5)	4,343		4,343	7.375%	03/15/11
2012 Notes	199,201	(5)	199,132	(5)	2,903		2,903	6.875%	04/15/12
2032 Notes	49,424	(5)	49,413	(5)	818		818	7.750%	04/15/32
2009 Notes	124,871	(5)	124,849	(5)	292		292	5.250%	06/15/09
2014 Notes	111,636	(5)	111,059	(5)	669		669	6.420%	06/01/14

Total	$1,498,952		$1,298,893		$24,590		$19,128

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$268,000		$332,500		$1,581		$1,833	5.867%	09/28/08
2005 Unsecured Line of Credit II	—	(6)	125,000		—	(6)	232	N/A (6)	N/A	(6)

Total	$268,000		$457,500		$1,581		$2,065

(1)	At On June 30, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan IV.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On June 30, 2006, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, and the Acquisition Mortgage Loan XIX includes unamortized premiums of $1,718, $209, $372, $22, $234, $613, and $111, respectively. At December 31, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $24, $1,909, $228, $432, $26, $246, and $681, respectively.

(3)	On January 12, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XV.

(4)	On June 5, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XX.

(5)	At June 30, 2006, the 2007 Notes, 2016 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $5, $662, $110, $15, $173, $285, $799, $576, $129 and $13,365 respectively. At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151 and $13,941, respectively.

(6)	On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2006	$151,035
2007	152,339
2008	270,533
2009	132,411
2010	15,472
Thereafter	1,110,488

Total	$1,832,278

Derivatives:

In April 2006, the Consolidated Operating Partnership, through the Operating Partnership, entered into four interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each have a notional value of $72,900 and are effective from November 28, 2006 through November 28, 2016. The interest rate protection agreements fixed the LIBOR rate at 5.537%. The third and fourth interest rate protection agreements each have a notional value of $74,750, are effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.420%.

In October 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement had a notional value of $50,000, which was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) fair value and

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $186.

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

In conjunction with certain issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,053 into net income by reducing interest expense.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Net of offering costs, the Company received net proceeds of $181,484 from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. The Operating Partnership redeemed the Series I Cumulative Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $672 is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the six months ended June 30, 2006.

Unit Contributions:

During the six months ended June 30, 2006, certain employees exercised 52,667 non-qualified employee stock options. Net proceeds to the Company were approximately $1,520. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

During the six months ended June 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 2,313 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $11,614 on the date of grant. The restricted common stock generally vests over periods from one to three years. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

During the six months ended June 30, 2006, the Operating Partnership issued 31,473 Units having an aggregate market value of approximately $1,288 in exchange for property.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions:

The following table summarizes distributions accrued during the six months ended June 30, 2006.

	Six Months Ended
	June 30, 2006
	Distribution	Total
	per Unit	Distribution

Operating Partnership Units	$1.40	$72,053
Series C Preferred Units	$107.82	$2,156
Series F Preferred Units	$3,118.00	$1,559
Series G Preferred Units	$3,618.00	$905
Series I Preferred Units	$470.67	$353
Series J Preferred Units	$8,458.33	$5,075

7.	Acquisition of Real Estate

During the six months ended June 30, 2006, the Consolidated Operating Partnership acquired 47 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $229,124, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the six months ended June 30, 2006, the Consolidated Operating Partnership sold 54 industrial properties comprising approximately 7.6 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 54 industrial properties and several land parcels were approximately $459,404. The gain on sale of real estate, net of income taxes was approximately $73,442. The 54 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 54 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At June 30, 2006, the Consolidated Operating Partnership had 16 industrial properties comprising approximately 2.1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 16 industrial properties held for sale at June 30, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the six months ended June 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes of 54 industrial properties that were sold during the six months ended June 30, 2006 as well as the results of operations of 16 industrial properties held for sale at June 30, 2006.

Income from discontinued operations for the six months ended June 30, 2005 reflects the results of operations of 54 industrial properties that were sold during the six months ended June 30, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at June 30, 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three and six months ended June 30, 2006 and June 30, 2005.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Total Revenues	$4,020	$11,194	$10,491	$22,173
Operating Expenses	(1,183)	(4,390)	(3,350)	(8,436)
Interest Expense	—	(172)	—	(344)
Depreciation and Amortization	(824)	(3,492)	(3,535)	(7,142)
Provision for Income Taxes Allocable to Operations	(361)	(572)	(1,187)	(1,688)
Gain on Sale of Real Estate	38,777	28,426	92,416	40,139
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(7,484)	(2,584)	(21,946)	(5,383)

Income from Discontinued Operations	$32,945	$28,410	$72,889	$39,319

9.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Interest paid, net of capitalized interest	$54,253	$51,481

Interest capitalized	$3,165	$1,482

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,038	$34,485

Distribution payable on preferred units	$1,232	$1,232

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,959)	$(1,085)
General partnership units	1,959	1,085

	$—	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

In conjunction with the property and land acquisitions, the following liabilities were assumed and units issued:
Accounts payable and accrued expenses	$(1,082)	$(1,630)

Issuance of Limited Partnership Units	$(1,288)	$(1,507)

Mortgage Debt	$(6,995)	$(11,545)

Foreclosed property acquisition and write-off of defaulted note receivable	$—	$3,870

Write-off of retired assets	$8,547	$19,318

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$11,200	$21,443

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Numerator:
Income (Loss) from Continuing Operations	$1,977	$(5,339)	$(13,598)	$(10,713)
Gain on Sale of Real Estate, Net of Income Taxes	1,546	1,734	2,972	14,874
Less: Preferred Unit Distributions	(5,029)	(2,310)	(10,048)	(4,620)
Less: Redemption of Preferred Units	—	—	(672)	—

Loss from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(1,506)	(5,915)	(21,346)	(459)
Income from Discontinued Operations, Net of Income Taxes	32,945	28,410	72,889	39,319

Net Income Available to Unitholders	$31,439	$22,495	$51,543	$38,860

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Denominator:
Weighted Average Units — Basic	50,705,548	48,759,271	50,675,187	48,692,754
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	—	—	—	—
Employee and Director Shares of Restricted Stock	—	—	—	—

Weighted Average Units Outstanding — Diluted	50,705,548	48,759,271	50,675,187	48,692,754

Basic EPU:
Loss from Continuing Operations Available to Unitholders	$(0.03)	$(0.12)	$(0.42)	$(0.01)

Income from Discontinued Operations, Net of Income Taxes	$0.65	$0.58	$1.44	$0.81

Net Income Available to Unitholders	$0.62	$0.46	$1.02	$0.80

Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.03)	$(0.12)	$(0.42)	$(0.01)

Income from Discontinued Operations, Net of Income Taxes	$0.65	$0.58	$1.44	$0.81

Net Income Available to Unitholders	$0.62	$0.46	$1.02	$0.80

Weighted average units — diluted are the same as weighted average units — basic for the three and six months June 30, 2006 and 2005 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. If the Consolidated Operating Partnership had income from continuing operations available to unitholders, the dilutive stock options and restricted stock that would be added to the denominator of weighted average units-basic would have been 156,132 and 245,094, respectively for the three months ended June 30, 2006 and 2005 and 177,803 and 269,598, respectively for the six months ended June 30, 2006 and 2005. Additionally, unvested restricted units aggregating 176,001 and 185,034, respectively for the three and six months ended June 30, 2006 and 2005 are excluded from the denominator because such units are anti-dilutive for the periods presented.

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

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of June 30, 2006, stock options and restricted stock covering 1.2 million shares were outstanding and 2.3 million shares were available under the Stock Incentive Plans. At June 30, 2006 all outstanding options are vested.

Stock option transactions for the six months ended June 30, 2006 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15
Exercised	(52,667)	29.79	$22.75-$33.15	$623
Expired or Terminated	(38,967)	30.88	$27.25-$33.13

Outstanding at June 30, 2006	455,089	$31.47	$25.13-$33.15	$2,943

The following table summarizes currently outstanding and exercisable options as of June 30, 2006:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.00	61,070	3.64	28.43
$30.38-$33.15	394,019	4.25	31.94

The Company has granted restricted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to three-year vesting period and generally based on time and service, of which 773,950 shares were outstanding at June 30, 2006. Upon issuance of the restricted stock awards, the Operating Partnership issues Units to the Company in the same amount.

Restricted unit transactions for the six months ended June 30, 2006 are summarized as follows:

		Weighted Average
	Units	Grant Date Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	305,455	$38.02
Vested	(209,865)	$36.71
Forfeited	(21,663)	$34.11

Outstanding at June 30, 2006	773,950	$35.41

12.	Commitments and Contingencies

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

The Consolidated Operating Partnership has committed to the construction of development projects totaling approximately 3.7 million square feet of GLA. The estimated total construction costs are approximately $131.5 million. Of this amount, approximately $32.7 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2006, the Consolidated Operating Partnership had 15 letters of credit outstanding in the aggregate amount of $5,057. These letters of credit expire between July, 2006 and June, 2007.

13.	Related Party Transactions

At June 30, 2006 and December 31, 2005, the Consolidated Operating Partnership has a payable balance of $1,840 and $12,166, respectively, to a wholly-owned entity of the Company.

14.	Subsequent Events

From July 1, 2006 to July 28, 2006, the Consolidated Operating Partnership acquired 15 industrial properties and a land parcel for a purchase price of approximately $158,460, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold four industrial properties and several land parcels for approximately $19,350 of gross proceeds.

On July 17, 2006, the Company and the Operating Partnership paid a second quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36,038.

On July 25, 2006, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in the July 2006 Joint Venture.

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

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.0% ownership interest at June 30, 2006. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.0% interest in the Operating Partnership at June 30, 2006. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275 million at June 30, 2006. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

As of June 30, 2006, the Consolidated Operating Partnership owned 852 industrial properties (inclusive of developments in process) containing an aggregate of approximately 68.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2006, the Other Real Estate Partnerships owned 94 industrial properties containing an aggregate of approximately 8.8 million square feet of GLA.

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

The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of its and its joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing, either or both, occupancy rates and rental rates at the Consolidated Operating Partnership’s and its joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership’s and its joint ventures’ properties (as discussed below), for the Consolidated Operating Partnership’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership’s and its joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Consolidated Operating Partnership’s revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership’s or its joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership or its joint ventures were unable to rent their properties on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities would be adversely affected.

The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its and its joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership itself, and through its various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated

Operating Partnership’s and its joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership and its joint ventures face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership and its joint ventures may not be able to finance the acquisition and development opportunities they identify. If the Consolidated Operating Partnership and its joint ventures were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities would be adversely affected.

The Consolidated Operating Partnership also generates income from the sale of its and its joint ventures’ properties (including existing buildings, buildings which the Consolidated Operating Partnership or joint ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through its various joint ventures, is continually engaged in, and its income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership and its joint ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in the Consolidated Operating Partnership’s income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the Consolidated Operating Partnership’s proceeds from such sales is used to fund the Consolidated Operating Partnership’s acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership and its joint ventures were unable to sell a sufficient number of properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities would be adversely affected.

Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments, and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Consolidated Operating Partnership’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Consolidated Operating Partnership’s capital stock and debt, the market’s perception of the Consolidated Operating Partnership’s growth potential, the Consolidated Operating Partnership’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Consolidated Operating Partnership were unable to access external capital on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The Consolidated Operating Partnership’s net income available to unitholders was $51.5 million and $38.9 million for the six months ended June 30, 2006, and June 30, 2005, respectively. Basic and diluted net income available to unitholders was $1.02 per unit, for the six months ended June 30, 2006, and $0.80 per unit, for the six months ended June 30, 2005.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2006 and June 30, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions acquired prior to January 1, 2005 that were not placed in service as of December 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$116,073	$119,033	$(2,960)	(2.5)%
Acquired Properties	31,747	1,812	29,935	1,652.0%
Sold Properties	7,865	20,098	(12,233)	(60.9)%
Properties Not In Service	9,926	7,259	2,667	36.7%
Other	15,133	7,205	7,928	110.0%

	180,744	155,407	25,337	16.3%
Discontinued Operations	(10,491)	(22,173)	11,682	(52.7)%

Total Revenues	$170,253	$133,234	$37,019	27.8%

The occupancy rates of the Consolidated Operating Partnership’s same store properties at June 30, 2006 and 2005 were 89.5% and 90.8% respectively. Revenues from same store properties decreased by $3.0 million due to a decrease in same store property occupancy rates. Revenues from acquired properties increased $29.9 million due to the 196 industrial properties acquired subsequent to December 31, 2004 totaling approximately 22.5 million square feet of GLA. Revenues from sold properties decreased $12.2 million due to the 136 industrial properties sold subsequent to December 31, 2004 totaling approximately 18.2 million square feet of GLA partially offset by the revenues from the build to suit development for sale. Revenues from properties not in service increased by $2.7 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $7.9 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$39,682	$38,732	$950	2.5%
Acquired Properties	8,255	588	7,667	1,303.9%
Sold Properties	2,559	7,334	(4,775)	(65.1)%
Properties Not In Service	4,530	4,184	346	8.3%
Other	7,569	3,990	3,579	89.7%

	$62,595	$54,828	$7,767	14.2%
Discontinued Operations	(3,350)	(8,436)	5,086	(60.3)%

Total Property Expenses	$59,245	$46,392	$12,853	27.7%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $7.7 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $4.8 million due to properties sold subsequent to December 31, 2004 partially offset by the expenses from the build to suit development for sale. Property expenses from properties not in service remained relatively unchanged. Other expense increased $3.6 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $12.5 million, or 54.4%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$38,206	$37,773	$433	1.1%
Acquired Properties	19,237	1,061	18,176	1,713.1%
Sold Properties	2,260	6,586	(4,326)	(65.7)%
Properties Not In Service and Other	8,541	4,324	4,217	97.5%
Corporate Furniture, Fixtures and Equipment	864	656	208	31.7%

	$69,108	$50,400	$18,708	37.1%
Discontinued Operations	(3,535)	(7,142)	3,607	(50.5)%

Total Depreciation and Other Amortization	$65,573	$43,258	$22,315	51.6%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $18.1 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $4.3 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $4.2 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the six months ended June 30, 2006.

Interest income remained relatively unchanged.

Interest expense increased by approximately $7.6 million primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2006 ($1,853.4 million), as compared to the six months ended June 30, 2005 ($1,603.6 million), as well as an increase in the weighted average interest rate for the six months ended June 30, 2006 (6.79%), as compared to the six months ended June 30, 2005 (6.72%) partially offset by an increase in capitalized interest for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.2 million, or 20.0% due primarily to financing fees incurred associated with the amendment and restatement of the Consolidated Operating Partnership’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of $200 million of senior unsecured debt (the “2016 Notes”) in January 2006.

In October 2005, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. On January 5, 2006, the Consolidated Operating Partnership, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $0.2 million.

The Consolidated Operating Partnership recognized a $0.5 million loss during the six months ended June 30, 2005 on its mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project the Consolidated Operating Partnership through First Industrial Development Services, Inc., was constructing.

Income tax benefit increased by $1.8 million due primarily to an increase in general and administrative and depreciation expense incurred during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 within the Consolidated Operating Partnership’s taxable REIT subsidiary associated with additional investment activity. The increase in expense is partially offset by an increase in income related to the Consolidated Operating Partnership’s economic share of the gains and the earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture and fees earned from the Joint Ventures recognized during the six months ended June 30, 2006, compared to the six months ended June 30, 2005 associated with additional activity in the Joint Ventures, in which the Consolidated Operating Partnership’s taxable REIT subsidiary has equity interests in.

Equity in income of Other Real Estate Partnerships increased by $6.3 million primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships.

Equity in income of joint ventures increased by $7.5 million primarily due to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the six months ended June 30, 2006.

The $3.0 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $14.9 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2005 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the six months ended June 30, 2006 and June 30, 2005.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	($ in 000’s)

Total Revenues	$10,491	$22,173
Operating Expenses	(3,350)	(8,436)
Interest Expense	—	(344)
Depreciation and Amortization	(3,535)	(7,142)
Provision for Income Taxes Allocable to Operations	(1,187)	(1,688)
Gain on Sale of Real Estate	92,416	40,139
Provision for Income Taxes Allocable to Gain on Sale	(21,946)	(5,383)

Income from Discontinued Operations	$72,889	$39,319

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 54 industrial properties that were sold during the six months ended June 30, 2006 and the results of operations from 16 properties identified as held for sale at June 30, 2006.

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2005 reflects the results of operations relating to 54 industrial properties that were sold during the six months ended June 30, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at June 30, 2006.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

The Consolidated Operating Partnership’s net income available to unitholders was $31.4 million and $22.5 million for the three months ended June 30, 2006, and June 30, 2005, respectively. Basic and diluted net income available to unitholders was $0.62 per unit, for the three months ended June 30, 2006, and $0.46 per unit, for the three months ended June 30, 2005.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2006 and June 30, 2005. Same store properties are in service properties owned prior to April 1, 2005. Acquired properties are properties that were acquired subsequent to March 31, 2005. Sold properties are properties that were sold subsequent to March 31, 2005. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions acquired prior to April 1, 2005 that were not placed in service as of March 1, 2005. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$61,855	$61,517	$338	0.5%
Acquired Properties	16,401	332	16,069	4,840.1%
Sold Properties	2,350	9,752	(7,402)	(75.9)%
Properties Not In Service	2,577	2,219	358	16.1%
Other	8,996	3,481	5,515	158.4%

	92,179	77,301	14,878	19.2%
Discontinued Operations	(4,020)	(11,194)	7,174	(64.1)%

Total Revenues	$88,159	$66,107	$22,052	33.4%

The occupancy rates of the Consolidated Operating Partnership’s same store properties at June 30, 2006 and 2005 were 89.8% and 90.5% respectively. Revenues from same store properties remain relatively unchanged. Revenues from acquired properties increased $16.1 million due to the 177 industrial properties acquired subsequent to March 31, 2005 totaling approximately 19.9 million square feet of GLA. Revenues from sold properties decreased $7.4 million due to the 119 industrial properties sold subsequent to March 31, 2005 totaling approximately 15.2 million square feet of GLA. Revenues from properties not in service increased by $0.4 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $5.5 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$20,022	$19,432	$590	3.0%
Acquired Properties	4,400	105	4,295	4,090.5%
Sold Properties	649	3,513	(2,864)	(81.5)%
Properties Not In Service	1,436	1,898	(462)	(24.3)%
Other	4,050	2,369	1,681	71.0%

	30,557	27,317	3,240	11.9%
Discontinued Operations	(1,183)	(4,390)	3,207	(73.1)%

Total Property Expenses	$29,374	$22,927	$6,447	28.1%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $4.3 million due to properties acquired subsequent to March 31, 2005. Property expenses from sold properties decreased by $2.9 million due to properties sold subsequent to March 31, 2005. Property expenses from properties not in service decreased by $0.5 million due primarily to a decrease in bad debt expense. Other expense increased $1.7 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $6.7 million, or 59.3%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$20,559	$20,620	$(61)	(0.3)%
Acquired Properties	9,905	266	9,639	3,623.7%
Sold Properties	192	3,108	(2,916)	(93.8)%
Properties Not In Service and Other	4,070	1,388	2,682	193.2%
Corporate Furniture, Fixtures and Equipment	447	337	110	32.6%

	$35,173	$25,719	$9,454	36.8%
Discontinued Operations	(824)	(3,492)	2,668	(76.4)%

Total Depreciation and Other Amortization	$34,349	$22,227	$12,122	54.5%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $9.6 million due to properties acquired subsequent to March 31, 2005. Depreciation and other amortization from sold properties decreased by $2.9 million due to properties sold subsequent to March 31, 2005. Depreciation and other amortization for properties not in service and other increased by $2.7 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the three months ended June 30, 2006.

Interest income decreased by approximately $0.2 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.

Interest expense increased by approximately $3.9 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended June 30, 2006 ($1,863.2 million), as compared to the three months ended June 30, 2005 ($1,616.2 million), as well as an increase in the weighted average interest rate for the three months ended June 30, 2006 (6.79%) as compared to the three months ended June 30, 2005 (6.69%), partially offset by an increase in capitalized interest for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.1 million due primarily to financing fees incurred associated with the amendment and restatement of the Consolidated Operating Partnership’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of the 2016 Notes in January 2006.

During the three months ended June 30, 2005 the Consolidated Operating Partnership recognized $1.4 million loss on its mark-to-market of an interest rate protection agreement that the Consolidated Operating Partnership entered into in January 2005 in order to hedge the change in value of a build to suit development project.

Equity in income of Other Real Estate Partnerships increased by $8.2 million primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships.

Equity in income of joint ventures increased by $7.4 million primarily due to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended June 30, 2006.

Income tax benefit decreased by $2.2 million due primarily to an increase in income related to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture and fees earned from the Joint Ventures recognized in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 associated with additional activity in the Joint Ventures, in which the Consolidated Operating Partnership’s taxable REIT subsidiary has equity interests in.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended June 30, 2006 and June 30, 2005.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	($ in 000’s)

Total Revenues	$4,020	$11,194
Operating Expenses	(1,183)	(4,390)
Interest Expense	—	(172)
Depreciation and Amortization	(824)	(3,492)
Provision for Income Taxes Allocable to Operations	(361)	(572)
Gain on Sale of Real Estate	38,777	28,426
Provision for Income Taxes Allocable to Gain on Sale	(7,484)	(2,584)

Income from Discontinued Operations	$32,945	$28,410

Income from discontinued operations, net of income taxes, for the three months ended June 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 30 industrial properties that were sold during the three months ended June 30, 2006 and the results of operations from 16 properties identified as held for sale at June 30, 2006.

Income from discontinued operations, net of income taxes, for the three months ended June 30, 2005 reflects the results of operations relating to 30 industrial properties that were sold during the three months ended June 30, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at June 30, 2006.

The $1.5 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.7 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2005 resulted from the sale of one industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Consolidated Operating Partnership’s restricted cash was approximately $58.5 million. Restricted cash is primarily comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership’s 7.0% Notes, in the aggregate principal amount of $150 million, are due on December 1, 2006 (the “2006 Notes”) and the Consolidated Operating Partnership’s 7.6% Notes, in the aggregate of $150 million, are due on May 15, 2007 (the “2007 Notes”). The Consolidated Operating Partnership expects to satisfy the payment obligations on the 2006 Notes and the 2007 Notes with the issuance of additional debt. With the exception of the 2006 Notes and the 2007 Notes, the Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating and investment activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of June 30, 2006 and July 28, 2006, $300.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. The Consolidated

Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the 2005 Unsecured Line of Credit I. At June 30, 2006, borrowings under the 2005 Unsecured Line of Credit bore interest at a weighted average interest rate of 5.867%. As of July 28, 2006 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $52.9 million available for additional borrowings under the 2005 Unsecured Line of Credit I.

Six Months Ended June 30, 2006

Net cash provided by operating activities of approximately $52.9 million for the six months ended June 30, 2006 was comprised primarily of net income of approximately $62.3 million, net distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures of $.6 million and a net change in operating assets and liabilities of approximately $17.2 million offset by adjustments for non-cash items of approximately $27.2 million. Adjustments for non-cash items of approximately $27.2 million are primarily comprised of the gain on sale of real estate of approximately $96.4 million and the effect of the straight-lining of rental income of approximately $4.3 million, offset by depreciation and amortization of approximately $72.9 million and the provision for bad debt of $0.6 million.

Net cash provided by investing activities of approximately $66.4 million for the six months ended June 30, 2006 was comprised primarily by the net proceeds from sales of investment in real estate, repayments of mortgage loan receivables, distributions from the Other Real Estate Partnerships and distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures partially offset by an increase in restricted cash that was held by an intermediary for Section 1031 exchange purposes the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in the Consolidated Operating Partnership’s industrial real estate joint ventures.

During the six months ended June 30, 2006, the Consolidated Operating Partnership sold 54 industrial properties comprising approximately 7.6 million square feet of GLA and several land parcels. Net proceeds from the sales of the 54 industrial properties and several land parcels were approximately $433.2 million.

During the six months ended June 30, 2006, the Consolidated Operating Partnership acquired 47 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $229.1 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $14.1 million and received distributions of approximately $15.9 million from the Operating Partnership’s industrial real estate joint ventures. As of June 30, 2006, the Operating Partnership’s industrial real estate joint ventures owned 279 industrial properties comprising approximately 25.6 million square feet of GLA.

Net cash used in financing activities of approximately $126.1 million for the six months ended June 30, 2006 was derived primarily of the redemption of preferred units, general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Consolidated Operating Partnership’s Unsecured Line of Credit, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the issuance of preferred units and senior unsecured debt and net proceeds from the exercise of stock options.

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

In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 2,313 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $11.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods for the shares expected to vest.

On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued the 2016 Notes. Net of offering costs, the Consolidated Operating Partnership received net proceeds of $197.5 million from the issuance of 2016 Notes. In December 2005, the Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1.7 million, which is included in other comprehensive income.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to the Operating Partnership in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Net of offering costs, the Company received net proceeds of $144.7 million from the issuance of Series J Preferred Stock.

During the six months ended June 30, 2006, certain employees exercised 52,667 non-qualified employee stock options. Net proceeds to the Company were approximately $1.5 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Market Risk

The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At June 30, 2006, approximately $1,551.4 million (approximately 85.3% of total debt at June 30, 2006) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $268.0 million (approximately 14.7% of total debt at June 30, 2006) was variable rate debt.

In April 2006, the Consolidated Operating Partnership entered into $295.3 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of forecasted debt offerings in 2006 and 2007. At June 30, 2006, the estimated fair value of the $295.3 million swaps was approximately $3.4 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2006. The Consolidated Operating Partnership does not utilize derivative financial instruments for trading or other speculative purposes.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Consolidated Operating Partnership determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Consolidated Operating Partnership is required to apply the guidance of FIN 48 beginning January 1, 2007. The Consolidated Operating Partnership is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

Subsequent Events

From July 1, 2006 to July 28, 2006, the Consolidated Operating Partnership acquired 15 industrial properties and a land parcel for a purchase price of approximately $158.5 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold four industrial properties and several land parcels for approximately $19.4 million of gross proceeds.

On July 17, 2006, the Company and the Operating Partnership paid a second quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36.0 million.

On July 25, 2006, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in the July 2006 Joint Venture.

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

The Consolidated Operating Partnership may be unable to acquire sufficient properties on advantageous terms or acquisitions may not perform as the Consolidated Operating Partnership expects.

The Consolidated Operating Partnership and its joint ventures have acquired properties and, as part of its business, the Consolidated Operating Partnership currently anticipates continuing to acquire, for itself and its joint ventures, a growing number of properties, subject to operating considerations and market conditions. Properties that the Consolidated Operating Partnership acquires for itself generate income/loss during the holding period and gains/losses upon sale. Properties that the Consolidated Operating Partnership acquires on behalf of its joint ventures generate fee and other income, in addition to income/loss during the holding period and gains/losses upon sale. The acquisition of properties entails various risks, including the risks that the Consolidated Operating Partnership’s investments may not perform as expected and that the Consolidated Operating Partnership’s cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Consolidated Operating Partnership faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, the Consolidated Operating Partnership may be unable to acquire additional properties as it desires or the purchase price may be elevated. In addition, the Consolidated Operating Partnership expects to finance future acquisitions through a combination of borrowings under the 2005 Unsecured Line of Credit I, proceeds from equity or debt offerings by the Consolidated Operating Partnership, proceeds from property sales and equity and debt provided by its joint venture partners, which may not be available and which could adversely affect the Consolidated Operating Partnership’s cash flow. If the Consolidated Operating Partnership were unable to acquire a growing number of properties on advantageous terms, or if such investments did not perform as expected, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, the Consolidated Operating Partnership’s securities could be adversely affected.

The Consolidated Operating Partnership may be unable to complete sufficient development and re-development projects on advantageous terms.

As part of its business, the Consolidated Operating Partnership, for itself and on behalf of its joint ventures, develops new and re-develops existing properties. In addition, the Consolidated Operating Partnership has sold development and re-development properties to third parties and currently anticipates continuing to sell, for itself and its joint ventures, a growing number of development and re-development properties to third parties, subject to operating considerations and market conditions. The real estate development and re-development business involves significant risks that could adversely affect the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of the Consolidated Operating Partnership’s securities, which include:

•	the Consolidated Operating Partnership may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

•	the Consolidated Operating Partnership may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting the Consolidated Operating Partnership’s ability to sell such properties to third parties.

The Consolidated Operating Partnership may be unable to sell sufficient properties on advantageous terms.

The Consolidated Operating Partnership and its joint ventures have sold properties to third parties and, as part of its business, the Consolidated Operating Partnership currently anticipates continuing to sell, for itself and its joint ventures, a growing number of properties to third parties, subject to operating considerations and market conditions. The Consolidated Operating Partnership’s ability to sell a growing number of properties on advantageous terms depends on factors beyond the Consolidated Operating Partnership’s control, including competition from other sellers, the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s properties and the overall demand for industrial real estate. If the Consolidated Operating Partnership is unable to sell a growing number of properties on favorable terms or adequately redeploy the proceeds of property sales in accordance with the Consolidated Operating Partnership’s business strategy, which calls for, among other things, a sufficient pipeline of saleable properties, then the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities could be adversely affected.

The Consolidated Operating Partnership has also sold properties to its joint ventures and, as part of its business, the Consolidated Operating Partnership currently anticipates continuing to sell properties to its joint ventures, subject to operating considerations and market conditions. If the Consolidated Operating Partnership does not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or no access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities.

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 9, 2006

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