Form 10-Q
period 2006-09-30
FIRST INDUSTRIAL LP
filed 2006-11-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

For the Period Ended September 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$501,561	$490,359
Buildings and Improvements	2,346,494	2,340,504
Construction in Progress	20,418	66,074
Less: Accumulated Depreciation	(398,048)	(355,755)

Net Investment in Real Estate	2,470,425	2,541,182

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $2,178 and $1,622 at September 30, 2006 and December 31, 2005, respectively	38,557	16,840
Investments in and Advances to Other Real Estate Partnerships	368,095	378,864
Cash and Cash Equivalents	8,653	6,811
Restricted Cash	20,534	14,945
Tenant Accounts Receivable, Net	6,735	7,627
Investments in Joint Ventures	56,444	44,330
Deferred Rent Receivable, Net	24,181	21,520
Deferred Financing Costs, Net	15,249	10,907
Deferred Leasing Intangibles, Net	80,732	70,879
Prepaid Expenses and Other Assets, Net	105,177	116,560

Total Assets	$3,194,782	$3,230,465

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$52,535	$54,929
Senior Unsecured Debt, Net	1,674,340	1,298,893
Unsecured Lines of Credit	64,000	457,500
Accounts Payable and Accrued Expenses	124,423	116,249
Deferred Leasing Intangibles, Net	18,886	22,169
Rents Received in Advance and Security Deposits	25,428	27,578
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $19 at September 30, 2006	133	—
Distributions Payable	42,727	39,509

Total Liabilities	2,002,472	2,016,827

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,550 and 21,500 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively) with a liquidation preference of $325,000 and $312,500, respectively	314,208	303,068
General Partner Units (44,818,013 and 44,444,710 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	734,422	773,921
Unamortized Value of General Partnership Restricted Units	—	(16,825)
Limited Partners’ Units (6,688,013 and 6,740,742 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	155,348	159,832
Accumulated Other Comprehensive Loss	(11,668)	(6,358)

Total Partners’ Capital	1,192,310	1,213,638

Total Liabilities and Partners’ Capital	$3,194,782	$3,230,465

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Revenues:
Rental Income	$64,745	$50,543	$182,007	$146,402
Tenant Recoveries and Other Income	25,854	19,910	76,267	56,294
Revenues from Build to Suit Development for Sale	—	10,694	733	10,694

Total Revenues	90,599	81,147	259,007	213,390

Expenses:
Property Expenses	30,617	25,221	88,413	71,373
General and Administrative	19,834	15,219	55,279	38,176
Depreciation and Other Amortization	33,744	26,010	97,896	69,047
Expenses from Build to Suit Development for Sale	—	10,455	666	10,455

Total Expenses	84,195	76,905	242,254	189,051

Other Income/Expense:
Interest Income	302	188	740	905
Interest Expense	(31,622)	(27,368)	(90,843)	(78,974)
Amortization of Deferred Financing Costs	(603)	(540)	(1,824)	(1,557)
Mark-to-Market/(Loss) Gain on Settlement of Interest Rate Protection Agreements	(2,942)	1,212	(3,112)	749
Gain from Early Retirement of Debt, Net	—	82	—	82

Total Other Income/Expense	(34,865)	(26,426)	(95,039)	(78,795)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(28,461)	(22,184)	(78,286)	(54,456)
Equity in Income of Other Real Estate Partnerships	4,507	20,490	27,345	37,019
Equity in Income of Joint Ventures	4,747	3,977	12,019	3,757
Income Tax Benefit	3,465	3,245	9,779	8,014

(Loss) Income from Continuing Operations	(15,742)	5,528	(29,143)	(5,666)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $65,369 and $22,952 for the Three Months ended September 30, 2006 and 2005, respectively, $158,275 and $63,087 for the Nine Months ended September 30, 2006 and 2005, respectively)	67,439	26,547	163,594	73,462
Provision for Income Taxes Allocable to Discontinued Operations (Including $19,427 and $5,943 for the Three Months Ended September 30, 2006 and 2005, respectively and $41,340 and $11,349 for the Nine Months Ended September 30, 2006 and 2005, respectively allocable to Gain on Sale of Real Estate)	(20,143)	(6,957)	(43,298)	(14,070)

Income Before Gain on Sale of Real Estate	31,554	25,118	91,153	53,726
Gain on Sale of Real Estate	2,852	2,614	6,374	26,469
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,324)	(949)	(2,180)	(9,933)

Net Income	33,082	26,783	95,347	70,262
Less: Preferred Unit Distributions	(5,442)	(2,310)	(15,490)	(6,930)
Less: Preferred Unit Redemptions	—	—	(672)	—

Net Income Available to Unitholders	$27,640	$24,473	$79,185	$63,332

Basic Earnings Per Unit:
Loss from Continuing Operations	$(0.39)	$0.10	$(0.81)	$0.08

Income From Discontinued Operations	$0.93	$0.40	$2.37	$1.22

Net Income Available to Unitholders	$0.54	$0.50	$1.56	$1.30

Weighted Average Units Outstanding	50,721	49,042	50,691	48,811

Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.39)	$0.10	$(0.81)	$0.08

Income From Discontinued Operations	$0.93	$0.40	$2.37	$1.21

Net Income Available to Unitholders	$0.54	$0.50	$1.56	$1.29

Weighted Average Units Outstanding	50,721	49,248	50,691	49,052

Net Income Available to Unitholders Attributable to:
General Partners	$24,047	$21,244	$68,839	$55,012
Limited Partners	3,593	3,229	10,346	8,320

Net Income Available to Unitholders	$27,640	$24,473	$79,185	$63,332

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Net Income	$33,082	$26,783	$95,347	$70,262
Other Comprehensive Income (Loss):
Reclassification of Settlement of Interest Rate Protection Agreements from Other Comprehensive Income	—	(159)	—	(159)
Mark-to-Market of Interest Rate Protection Agreements	(7,702)	—	(2,913)	—
Settlement of Interest Rate Protection Agreements	—	—	(1,729)	—
Amortization of Interest Rate Protection Agreements	(218)	(270)	(668)	(817)

Comprehensive Income	$25,162	$26,354	$90,037	$69,286

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$95,347	$70,262
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	80,219	61,873
Amortization of Deferred Financing Costs	1,824	1,557
Other Amortization	24,836	22,564
Provision for Bad Debt	1,553	1,302
Equity in Income of Joint Ventures	(12,019)	(3,757)
Distributions from Joint Ventures	12,803	590
Gain on Sale of Real Estate	(164,649)	(89,556)
Mark to Market of Interest Rate Protection Agreement	(16)	(749)
Gain on Early Retirement of Debt	—	(82)
Equity in Income of Other Real Estate Partnerships	(27,345)	(37,019)
Distributions from Investment in Other Real Estate Partnerships	27,345	37,019
Decrease (Increase) in Build to Suit Development for Sale Costs Receivable	16,241	(10,694)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(14,328)	(17,467)
Increase in Deferred Rent Receivable	(6,906)	(4,777)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	14,943	23,887

Net Cash Provided by Operating Activities	49,848	54,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(590,155)	(466,858)
Net Proceeds from Sales of Investments in Real Estate	687,183	330,336
Investments in and Advances to Other Real Estate Partnerships	(33,338)	(81,161)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	44,107	66,166
Contributions to and Investments in Joint Ventures	(24,424)	(41,473)
Distributions from Joint Ventures	10,877	597
Repayment of Mortgage Loans Receivable	11,200	32,050
Increase in Restricted Cash	(5,589)	(3,261)

Net Cash Provided by (Used in) Investing Activities	99,861	(163,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	1,542	6,664
Unit Distributions	(107,804)	(103,079)
Net Proceeds from the Issuance of Preferred Units	192,897	—
Redemption of Preferred Units	(182,156)	—
Repurchase of Restricted Units	(2,660)	(3,269)
Preferred Unit Distributions	(12,574)	(8,162)
Repayments on Mortgage Loans Payable	(9,618)	(1,394)
Net Proceeds from Senior Unsecured Debt	374,306	—
Other Costs of Senior Unsecured Debt	(7,539)	—
Proceeds on Mortgage Loans Payable	—	1,167
Proceeds from Unsecured Lines of Credit	488,500	376,500
Repayments on Unsecured Lines of Credit	(882,000)	(163,500)
Cash Book Overdraft.	4,688	2,442
Debt Issuance Costs	(5,449)	(1,787)

Net Cash (Used in) Provided by Financing Activities	(147,867)	105,582

Net Increase (Decrease) in Cash and Cash Equivalents	1,842	(3,069)
Cash and Cash Equivalents, Beginning of Period	6,811	3,069

Cash and Cash Equivalents, End of Period	$8,653	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.0% and 86.8% ownership interest at September 30, 2006 and December 31, 2005, respectively. The limited partners of the Operating Partnership own approximately a 13.0% and 13.2% interest in the Operating Partnership at September 30, 2006 and December 31, 2005, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $325,000 at September 30, 2006. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”), the sole stockholder of a taxable REIT Subsidiary (the “TRS”) and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

The financial statements of the Operating Partnership report the L.L.C.s and the TRS (the “Consolidated Operating Partnership”) on a consolidated basis. As of September 30, 2006, the Consolidated Operating Partnership owned 845 industrial properties (inclusive of developments in process) containing an aggregate of approximately 67.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2006, the Other Real Estate Partnerships owned 101 industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

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

On July 21, 2006, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the July 2006 Joint Venture.

The Operating Partnership or the TRS through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program and the July 2006 Joint Venture, the “Joint Ventures”).

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Consolidated Operating Partnership’s 2005 Form 10-K, as amended by Form 8-K of the Consolidated Operating Partnership filed during September 2006, and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2005 audited financial statements included in the Consolidated Operating Partnership’s 2005 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for each of the three and nine months ended September 30, 2006 and September 30, 2005. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Consolidated Operating Partnership as of September 30, 2006 and December 31, 2005 and the results of its operations and comprehensive income for each of the three and nine months ended September 30, 2006 and September 30, 2005, and its cash flows for each of the nine months ended September 30, 2006 and September 30, 2005, and all adjustments are of a normal recurring nature.

Stock Incentive Plans:

Effective January 1, 2006 the Consolidated Operating Partnership adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all new issuances of stock based compensation. At January 1, 2006, the Consolidated Operating Partnership did not have any unvested option awards and the Consolidated Operating Partnership had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Consolidated Operating Partnership to recognize a cumulative effect of a change in accounting principle. The Consolidated Operating Partnership did reclassify $16,825 from the Unearned Value of Restricted Stock Grants caption item within Partners’ Capital to General Partner Units during the three months ended March 31, 2006.

For the nine months ended September 30, 2006 and 2005, the Company awarded 317,671 and 199,013 restricted stock awards to its employees and directors of the Company having a fair value of $12,075 and $8,340, respectively. The Operating Partnership issued Units to the Company in the same amount. The awards generally vest over three years. For the nine months ended September 30, 2006 and 2005, the Consolidated Operating Partnership recognized $7,111 and $6,932 in restricted stock amortization related to restricted stock awards, of which $987 and $1,047, respectively, was capitalized in connection with development activities. At September 30, 2006, the Consolidated Operating Partnership has $21,036 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.85 years. The Consolidated Operating Partnership has not awarded options to employees or directors of the Company during the nine months ended September 30, 2006 and September 30, 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to unitholders.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the three and nine months ended September 30, 2005:

	Three and Nine
	Months Ended
	September 30, 2005

Net Income Available to Unitholders — as reported	$24,473	$63,332
Less: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(18)	(83)

Net Income Available to Unitholders — pro forma	$24,455	$63,249

Net Income Available to Unitholders per Share — as reported — Basic	$0.50	$1.30
Net Income Available to Unitholders per Share — pro forma — Basic	$0.50	$1.30
Net Income Available to Unitholders per Share — as reported — Diluted	$0.50	$1.29
Net Income Available to Unitholders per Share — pro forma — Diluted	$0.50	$1.29

Deferred Leasing Intangibles

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total assets, including assets held for sale, consist of the following:

	September 30,	December 31,
	2006	2005

In-Place Leases	$76,089	$71,818
Less: Accumulated Amortization	(11,975)	(5,829)

	$64,114	$65,989

Above Market Leases	$6,909	$6,524
Less: Accumulated Amortization	(1,896)	(1,634)

	$5,013	$4,890

Tenant Relationship	$12,256	$—
Less: Accumulated Amortization	(651)	—

	$11,605	$—

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total liabilities, including liabilities held for sale, consist of the following:

	September 30,	December 31,
	2006	2005

Below Market Leases	$24,165	$25,058
Less: Accumulated Amortization	(5,146)	(2,889)

	$19,019	$22,169

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2006 was $24,396, $2,895, $12,431 and

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$(9,907), respectively. The fair value of in-place leases, above market leases and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2005 was $26,497, $4,136 and $(7,392), respectively.

Net amortization expense related to deferred leasing intangibles, was $7,642 and $4,366 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The Operating Partnership will recognize net amortization expense related to deferred leasing intangibles over the next five years as follows:

Remainder of 2006	$4,360
2007	15,471
2008	13,730
2009	12,226
2010	10,513

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Consolidated Operating Partnership determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Consolidated Operating Partnership is required to apply the guidance of FIN 48 beginning January 1, 2007. The Consolidated Operating Partnership is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. This statement also requires additional disclosures in the footnotes to the financial statements. This statement is effective for fiscal years beginning after December 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” in order to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin should be applied for the annual financial statements for the first fiscal year ending after November 15, 2006. The Operating Partnership does not expect the application of this bulletin to have a material impact on the Operating Partnership’s results of operations, cash flows and financial position.

3.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	September 30,	December 31,
	2006	2005

ASSETS
Assets:
Investment in Real Estate, Net	$328,502	$309,013
Other Assets, Net	58,172	87,866

Total Assets	$386,674	$396,879

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$—	$2,380
Other Liabilities	15,655	12,492

Total Liabilities	15,655	14,872
Partners’ Capital	371,019	382,007

Total Liabilities and Partners’ Capital	$386,674	$396,879

Condensed Combined Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Total Revenues, Including Interest Income	$12,601	$10,209	$37,672	$28,731
Property Expenses	(3,470)	(3,013)	(10,871)	(9,652)
Interest Expense	—	(43)	(11)	(130)
Amortization of Deferred Financing Costs	—	(1)	(2)	(2)
Depreciation and Other Amortization	(4,592)	(3,292)	(13,462)	(8,926)

Income from Continuing Operations	4,539	3,860	13,326	10,021
Income from Discontinued Operations (Including (Loss) Gain on Sale of Real Estate of $(1) and $15,600 for the Three Months Ended September 30, 2006 and 2005, respectively, and $13,115 and $22,647 for the Nine Months Ended September 30, 2006 and 2005, respectively)	4	16,722	14,275	26,362
Gain on Sale of Real Estate	—	—	—	864

Net Income	$4,543	$20,582	$27,601	$37,247

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in Joint Ventures

At September 30, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet of GLA, the March 2005 Joint Venture owned 48 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 166 industrial properties comprising approximately 11.2 million square feet of GLA and several land parcels and the March 2006 Joint Venture owned ten industrial properties comprising approximately 4.8 million square feet of GLA (of which the Consolidated Operating Partnership has an equity interest in nine industrial properties comprising approximately 3.9 million square feet of GLA).

At September 30, 2006 and December 31, 2005, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $10,323 and $3,354, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures, reimbursement for development expenditures made by a wholly owned subsidiary of the Consolidated Operating Partnership who is acting in the capacity of the general contractor for two development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture.

During the nine months ended September 30, 2006 and 2005, the Consolidated Operating Partnership invested the following amounts in its joint ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, property management, and asset management services in the following amounts:

	For the Nine
	Months Ended
	September 30,	September 30,
	2006	2005

Contributions	$21,477	$40,099
Distributions	$23,680	$1,187
Fees	$16,242	$5,054

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

In December 2005, the Company, through the Operating Partnership, entered into a non-revolving unsecured line of credit (the “2005 Unsecured Line of Credit II”). The 2005 Unsecured Line of Credit II had a borrowing capacity of $125,000 and matured on March 15, 2006. The 2005 Unsecured Line of Credit II provided for interest only payments at LIBOR plus .625% or at Prime, at the Company’s election. On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

On January 11, 2006, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $1,954 (the “Acquisition Mortgage Loan XIX”). The Acquisition Mortgage Loan XIX is collateralized by one property in Richmond, IN, bears interest at a fixed rate of 7.32% and provides for monthly principal and interest

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $1,167 (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV was collateralized by a land parcel in Lebanon, Tennessee, did not require principal payments prior to maturity, and had a 0% interest rate. The Acquisition Mortgage Loan XV was paid off and retired upon maturity on January 12, 2006.

On March 7, 2006, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $4,925 (the “Acquisition Mortgage Loan XX”). The Acquisition Mortgage Loan XX was collateralized by a land parcel in Compton, CA, did not require principal payments prior to maturity, and had an 8.0% interest rate. The Acquisition Mortgage Loan XX was paid off and retired upon maturity on June 5, 2006.

On April 16, 1998, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $2,525 (the “Acquisition Mortgage Loan IV”). The Acquisition Mortgage Loan IV was collateralized by one property in Baltimore, MD. The loan had a maturity date of October 1, 2006, and a fixed interest rate of 8.95%. The Acquisition Mortgage Loan IV was paid off and retired on June 30, 2006.

On August 25, 2006, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $770 (the “Acquisition Mortgage Loan XXI”). The Acquisition Mortgage Loan XXI is collateralized by a land parcel in Owatanna, MN, has a maturity date of February 1, 2017, does not require principal payments until February 1, 2009, and has a 0% interest rate.

On September 25, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued $175,000 of senior unsecured debt which bears interest at a rate of 4.625% (the “2011 Exchangeable Notes”). The Consolidated Operating Partnership has also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-allotment Option”). Holders of the 2011 Exchangeable Notes may exchange their notes for the Company’s common stock prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on July 15, 2011 and also under the following circumstances: 1) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price per share of the Company’s common stock for at least 20 trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the exchange price per share of the Company’s common stock in effect on the applicable trading day; 2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate; 3) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; 4) upon the occurrence of distributions of certain rights to purchase the Company’s common stock or certain other assets; or 5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange and is not quoted on the over-the-counter market as reported by Pink Sheets LLC or any similar organization, in each case, for 30 consecutive trading days. The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of the Company’s common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share and an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. If a change of control transaction described in the indenture relating to the 2011 Exchangeable Notes occurs and a holder elects to exchange notes in connection with any such

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, holders of the 2011 Exchangeable Notes will be entitled to a make-whole amount in the form of an increase in the exchange rate. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the Company’s current regular quarterly dividend on its common stock of $0.70 per share. The 2011 Exchangeable Notes will be exchangeable for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. The 2011 Exchangeable notes mature on September 15, 2011, unless previously redeemed or repurchased by the Consolidated Operating Partnership or exchanged in accordance with their terms prior to such date. The issue price of the 2011 Exchangeable Notes was 98.0%. Interest is paid semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2007. In connection with the Operating Partnership’s offering of the 2011 Exchangeable Notes, the Operating Partnership entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of the Company’s common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $5,810. The capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of the Company’s common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The 2011 Exchangeable Notes and the Over-Allotment Option are fully and unconditionally guaranteed by the Company.

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured lines of credit:

	Outstanding				Accrued Interest		Interest
	Balance at				Payable at		Rate at
	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2006		2005		2006	2005	2006	Date

Mortgage Loans Payable, Net
Assumed Loan I	$1,902		$2,320		$—	$—	9.250%	09/01/09
Assumed Loan II	1,663		1,805		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	—	(1)	1,936		—	14	N/A (1)	N/A	(1)
Acquisition Mortgage Loan VIII	5,184		5,308		36	37	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,377		5,505		37	38	8.260%	12/01/19
Acquisition Mortgage Loan X	15,338	(2)	15,733	(2)	94	98	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,455	(2)	2,503	(2)	14	15	7.540%	01/01/12
Acquisition Mortgage Loan XIV	6,120	(2)	6,392	(2)	33	34	6.940%	07/01/09
Acquisition Mortgage Loan XV	—	(3)	1,167		—	—	N/A (3)	N/A	(3)
Acquisition Mortgage Loan XVI	1,909	(2)	1,960	(2)	9	9	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,046	(2)	3,209	(2)	17	18	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	6,825	(2)	7,091	(2)	40	42	7.580%	03/01/11
Acquisition Mortgage Loan XIX	1,946	(2)	—		11	—	7.320%	06/01/14
Acquisition Mortgage Loan XX	—	(4)	—		—	—	N/A (4)	N/A	(4)
Acquisition Mortgage Loan XXI	770		—		—	—	0.000%	02/01/17

Total	$52,535		$54,929		$291	$305

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding				Accrued Interest			Interest
	Balance at				Payable at			Rate at
	September 30,		December 31,		September 30,		December 31,	September 30,	Maturity
	2006		2005		2006		2005	2006	Date

Senior Unsecured Debt, Net
2006 Notes	$150,000		$150,000		$3,500		$875	7.000%	12/01/06
2007 Notes	149,996	(5)	149,992	(5)	4,306		1,456	7.600%	05/15/07
2016 Notes	199,355	(5)	—		2,428		—	5.750%	01/15/16
2017 Notes	99,893	(5)	99,886	(5)	2,500		625	7.500%	12/01/17
2027 Notes	15,055	(5)	15,054	(5)	407		138	7.150%	05/15/27
2028 Notes	199,829	(5)	199,823	(5)	3,209		7,009	7.600%	07/15/28
2011 Notes	199,731	(5)	199,685	(5)	656		4,343	7.375%	03/15/11
2012 Notes	199,235	(5)	199,132	(5)	6,340		2,903	6.875%	04/15/12
2032 Notes	49,430	(5)	49,413	(5)	1,787		818	7.750%	04/15/32
2009 Notes	124,882	(5)	124,849	(5)	1,932		292	5.250%	06/15/09
2014 Notes	111,934	(5)	111,059	(5)	2,675		669	6.420%	06/01/14
2011 Exchangeable Notes	175,000		—		135		—	4.625%	09/15/11

Total	$1,674,340		$1,298,893		$29,875		$19,128

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$64,000		$332,500		$1,510		$1,833	6.038%	09/28/08
2005 Unsecured Line of Credit II	—	(6)	125,000		—	(6)	232	N/A (6)	N/A	(6)

Total	$64,000		$457,500		$1,510		$2,065

(1)	On June 30, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan IV.

(2)	At September 30, 2006, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, and the Acquisition Mortgage Loan XIX includes unamortized premiums of $1,623, $200, $342, $20, $229, $579, and $107, respectively. At December 31, 2005, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $1,909, $228, $432, $26, $246, and $681, respectively.

(3)	On January 12, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XV.

(4)	On June 5, 2006, the Consolidated Operating Partnership paid off and retired the Acquisition Mortgage Loan XX.

(5)	At September 30, 2006, the 2007 Notes, 2016 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes, and 2014 Notes are net of unamortized discounts of $4, $645, $107, $15, $171, $269, $765, $570, $118, and $13,066, respectively. At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151 and $13,941, respectively.

(6)	On January 10, 2006, the Operating Partnership paid off and retired the 2005 Unsecured Line of Credit II.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2006	$150,493
2007	152,339
2008	66,533
2009	132,452
2010	15,563
Thereafter	1,286,125

Total	$1,803,505

Derivatives:

In October 2005, the Consolidated Operating Partnership, through First Industrial Investment, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement had a notional value of $50,000, which was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Consolidated Operating Partnership, through First Industrial Investment, Inc., settled the interest rate protection agreement for a payment of $186.

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

In April 2006, the Consolidated Operating Partnership entered into four interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each have a notional value of $72,900 and are effective from November 28, 2006 through November 28, 2016. The interest rate protection agreements fixed the LIBOR rate at 5.537%. The third and fourth interest rate protection agreements each have a notional value of $74,750, are effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.420% (the “2006 Interest Rate Protection Agreements”). In September 2006, the 2006 Interest Rate Protection Agreements failed to qualify for hedge accounting, since the actual debt issuance date was not within the range of dates the Consolidated Operating Partnership disclosed in its hedge designation. The Consolidated Operating Partnership settled the 2006 Interest Rate Protection Agreements and paid

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the counterparties $2,942. This amount is recognized in the mark-to-market/gain (loss) on settlement of interest rate protection agreements caption on the consolidated statements of operations.

In conjunction with certain issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,130 into net income, which will decrease interest expense.

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Net of offering costs, the Company received net proceeds of $181,484 from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. The Operating Partnership redeemed the Series I Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $672 is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the nine months ended September 30, 2006.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series K Preferred Stock were contributed to the Operating Partnership in exchange for Series K Cumulative Preferred Units (the “Series K Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. Dividends on the Series K Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series K Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series J Preferred Stock. The Series K Preferred Stock is not redeemable prior to August 15, 2011. On or after August 15, 2011, the Series K Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series K Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

Unit Contributions:

During the nine months ended September 30, 2006, certain employees exercised 62,467 non-qualified employee stock options. Net proceeds to the Company were approximately $1,822. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

During the nine months ended September 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 14,529 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $12,075 on the date of grant. The restricted common stock generally vests over periods from one to three years. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

During the nine months ended September 30, 2006, the Operating Partnership issued 31,473 Units having an aggregate market value of approximately $1,288 in exchange for property.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions:

The following table summarizes distributions accrued during the nine months ended September 30, 2006.

	Nine Months Ended
	September 30,
	2006
	Distribution	Total
	per Unit	Distribution

Operating Partnership Units	$2.10	$108,106
Series C Preferred Units	$161.73	$3,234
Series F Preferred Units	$4,677.00	$2,339
Series G Preferred Units	$5,427.00	$1,357
Series I Preferred Units	$470.67	$353
Series J Preferred Units	$12,989.58	$7,794
Series K Preferred Units	$2,064.30	$413

7.	Acquisition of Real Estate

During the nine months ended September 30, 2006, the Consolidated Operating Partnership acquired 64 industrial properties comprising approximately 6.8 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $418,035, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the nine months ended September 30, 2006, the Consolidated Operating Partnership sold 81 industrial properties comprising approximately 13.5 million square feet of GLA and several land parcels, totaling gross proceeds of $720,591. The gain on sale of real estate, net of income taxes was approximately $121,129. The 81 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 81 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At September 30, 2006, the Consolidated Operating Partnership had six industrial properties comprising approximately 1.1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the six industrial properties held for sale at September 30, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the nine months ended September 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes of 81 industrial properties that were sold during the nine months ended September 30, 2006 as well as the results of operations of six industrial properties held for sale at September 30, 2006.

Income from discontinued operations for the nine months ended September 30, 2005 reflects the results of operations of 81 industrial properties that were sold during the nine months ended September 30, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and six industrial properties identified as held for sale at September 30, 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three and nine months ended September 30, 2006 and September 30, 2005.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Total Revenues	$4,030	$10,500	$16,368	$33,664
Operating Expenses	(889)	(3,376)	(5,022)	(12,052)
Interest Expense	—	(29)	—	(373)
Depreciation and Amortization	(1,071)	(3,500)	(6,027)	(10,864)
Provision for Income Taxes Allocable to Operations	(716)	(1,014)	(1,958)	(2,721)
Gain on Sale of Real Estate	65,369	22,952	158,275	63,087
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(19,427)	(5,943)	(41,340)	(11,349)

Income from Discontinued Operations	$47,296	$19,590	$120,296	$59,392

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Interest paid, net of capitalized interest	$80,664	$69,493

Interest capitalized	$4,225	$2,363

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,053	$34,592

Distribution payable on preferred units	$6,674	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(2,041)	$(1,951)
General partnership units	2,041	1,951

	$—	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed and units issued:
Accounts payable and accrued expenses	$(1,181)	$(3,848)

Issuance of Limited Partnership Units	$(1,288)	$(8,875)

Mortgage Debt	$(7,765)	$(11,545)

Property acquisition and write-off of mortgage loan	$—	$3,870

Write-off of retired assets	$18,112	$22,607

In conjunction with certain property sales, the Operating Partnership provided seller financing and assigned a mortgage note payable:
Notes Receivable	$11,200	$39,893

Mortgage Note Payable	$—	$13,242

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Numerator:
(Loss) Income from Continuing Operations	$(15,742)	$5,528	$(29,143)	$(5,666)
Gain on Sale of Real Estate, Net of Income Taxes	1,528	1,665	4,194	16,536
Less: Preferred Unit Distributions	(5,442)	(2,310)	(15,490)	(6,930)
Less: Redemption of Preferred Units	—	—	(672)	—

(Loss) Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(19,656)	4,883	(41,111)	3,940
Income from Discontinued Operations, Net of Income Taxes	47,296	19,590	120,296	59,392

Net Income Available to Unitholders	$27,640	$24,473	$79,185	$63,332

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Denominator:
Weighted Average Units — Basic	50,721,347	49,042,416	50,690,743	48,810,589
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
Employee and Director Common Stock Options	—	114,573	—	149,311
Employee and Director Shares of Restricted Stock	—	90,781	—	91,765

Weighted Average Units Outstanding — Diluted	50,721,347	49,247,770	50,690,743	49,051,665

Basic EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.39)	$0.10	$(0.81)	$0.08

Income from Discontinued Operations, Net of Income Taxes	$0.93	$0.40	$2.37	$1.22

Net Income Available to Unitholders	$0.54	$0.50	$1.56	$1.30

Diluted EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.39)	$0.10	$(0.81)	$0.08

Income from Discontinued Operations, Net of Income Taxes	$0.93	$0.40	$2.37	$1.21

Net Income Available to Unitholders	$0.54	$0.50	$1.56	$1.29

Weighted average units — diluted are the same as weighted average units — basic for the three and nine months ended September 30, 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. If the Consolidated Operating Partnership had income from continuing operations available to unitholders, the dilution related to stock options and restricted stock that would be added to the denominator of weighted average units-basic would have been 201,046 for the three months ended September 30, 2006 and 183,800 for the nine months ended September 30, 2006. Additionally, unvested restricted units aggregating 109,788 and 117,991, respectively for the three and nine months ended September 30, 2006 are excluded from the denominator because such units are anti-dilutive for the periods presented.

11.	Stock Based Compensation

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

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of September 30, 2006, stock options and restricted stock covering 1.2 million shares were outstanding and 2.3 million shares were available under the Stock Incentive Plans. At September 30, 2006 all outstanding stock options are vested.

Stock option transactions for the nine months ended September 30, 2006 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15
Exercised	(62,467)	$29.94	$22.75-$33.15	$728
Expired or Terminated	(38,967)	$30.88	$27.25-$33.13

Outstanding at September 30, 2006	445,289	$31.49	$25.13-$33.15	$5,571

The following table summarizes currently outstanding and exercisable options as of September 30, 2006:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.00	59,370	3.37	$28.46
$30.38-$33.15	385,919	3.98	$31.95

The Company has granted restricted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to three-year vesting period and generally based on time and service, of which 779,721 shares were outstanding at September 30, 2006. Upon issuance of the restricted stock awards, the Operating Partnership issues Units to the Company in the same amount.

Restricted unit transactions for the nine months ended September 30, 2006 are summarized as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	317,671	$38.01
Vested	(215,865)	$36.55
Forfeited	(22,108)	$34.22

Outstanding at September 30, 2006	779,721	$35.48

12.	Commitments and Contingencies

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

The Consolidated Operating Partnership has committed to the construction of certain industrial properties totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $99,881. Of this amount, approximately $68,855 remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At September 30, 2006, the Consolidated Operating Partnership had 13 letters of credit outstanding in the aggregate amount of $5,431 . These letters of credit expire between March 31, 2007 and September 30, 2008.

13.	Related Party Transactions

At September 30, 2006 and December 31, 2005, the Consolidated Operating Partnership has a payable balance of $7,296 and $12,166, respectively, to a wholly-owned entity of the Company.

14.	Subsequent Events

From October 1, 2006 to October 27, 2006, the Consolidated Operating Partnership acquired ten industrial properties and several land parcels for a purchase price of approximately $100,720, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold three industrial properties for approximately $42,150 of gross proceeds.

On October 2, 2006, the Operating Partnership paid third quarter 2006 distributions of $53.91 per Unit on its Series C Preferred Units totaling, in the aggregate, approximately $1,078; a prorata distribution of $3,118.00 per unit on its Series F Preferred Units totaling, in the aggregate, approximately $1,559; a prorata distribution of $3,618.00 per Unit on its Series G Preferred Units totaling, in the aggregate, approximately $905; a distribution of $4,531.30 per Unit on its Series J Preferred Units totaling, in the aggregate, approximately $2,719; and a prorata distribution of $2,064.30 per Unit on its Series K Preferred Units totaling, in the aggregate, approximately $413.

On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. Together with the 2011 Exchangeable Notes, the aggregate principal amount issued and outstanding is $200,000.

On October 10, 2006, the Consolidated Operating Partnership assumed mortgage loans in the amounts of $14,217 and $12,000 (the”Acquisition Mortgage Loan XXII” and the “Acquisition Mortgage Loan XXIII”). The Acquisition Mortgage Loans XXII and XXIII are collateralized by one property in Edwardsville, IL, bear interest at a fixed rate of 5.92% and 5.96% respectively, and provide for monthly principal and interest payments based on a 25 year amortization schedule. The Acquisition Mortgage Loans XXII and XXIII mature on January 1, 2014.

On October 17, 2006, the Company and the Operating Partnership paid a third quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36,053.

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

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.0% ownership interest at September 30, 2006. The limited partners of the Operating Partnership own, in the aggregate, approximately a 13.0% interest in the Operating Partnership at September 30, 2006. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $325 million at September 30, 2006. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of a taxable REIT Subsidiary (the “TRS”) and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

The financial statements of the Operating Partnership report the L.L.C.s and the TRS (the “Consolidated Operating Partnership”) on a consolidated basis.

As of September 30, 2006, the Consolidated Operating Partnership owned 845 industrial properties (inclusive of developments in process) containing an aggregate of approximately 67.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2006, the Other Real Estate Partnerships owned 101 industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

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

On July 21, 2006, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the July 2006 Joint Venture.

The Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program and the July 2006 Joint Venture, the “Joint Ventures”).

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

The Consolidated Operating Partnership also generates income from the sale of its and its joint ventures’ properties (including existing buildings, buildings which the Consolidated Operating Partnership or its joint ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through its various joint ventures, is continually engaged in, and its income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Consolidated Operating Partnership and its joint ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in the Consolidated Operating Partnership’s income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Consolidated Operating Partnership’s distributions. Also, a significant portion of the Consolidated Operating Partnership’s proceeds from such sales is used to fund the Consolidated Operating Partnership’s acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Consolidated Operating Partnership’s and its joint ventures’ properties. Further, the Consolidated Operating Partnership’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Consolidated Operating Partnership and its joint ventures were unable to sell a sufficient number of properties on favorable terms, the Consolidated Operating Partnership’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities would be adversely affected.

Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments and to fund its equity commitments to its joint ventures. Also, acquisitions and developments undertaken by the Consolidated Operating Partnership through its joint ventures are funded in substantial part by borrowings of the joint ventures and equity commitments of the Consolidated Operating Partnership’s joint venture partners. Access to external capital on favorable terms, whether directly or through joint ventures, plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s and its joint ventures cost of capital and their ability and cost to refinance existing indebtedness as it matures and the Consolidating Operating Partnership’s ability and cost to issue, when and as warranted, additional equity securities, which, in turn, impacts the Consolidated Operating Partnership’s and its joint ventures ability to acquire and develop properties. The Consolidated Operating Partnership’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Consolidated Operating Partnership’s capital stock and debt, the market’s perception of the Consolidated Operating Partnership’s growth potential, the Consolidated Operating Partnership’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Consolidated Operating Partnership and its joint ventures were unable to access external capital on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Consolidated Operating Partnership’s securities would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

The Consolidated Operating Partnership’s net income available to unitholders was $79.2 million and $63.3 million for the nine months ended September 30, 2006, and September 30, 2005, respectively. Basic net income available to unitholders was $1.56 per unit, for the nine months ended September 30, 2006, and $1.30 per unit, for the nine months ended September 30, 2005. Diluted net income available to unitholders was $1.56 per unit, for the nine months ended September 30, 2006, and $1.29 per unit, for the nine months ended September 30, 2005.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2006 and September 30, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions acquired prior to January 1, 2005 that were not placed in service as of December 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$170,114	$172,190	$(2,076)	(1.2)%
Acquired Properties	52,659	6,797	45,862	674.7%
Sold Properties	15,097	44,359	(29,262)	(66.0)%
Properties Not In Service	15,329	12,025	3,304	27.5%
Other	22,176	11,683	10,493	89.8%

	275,375	247,054	28,321	11.5%
Discontinued Operations	(16,368)	(33,664)	17,296	(51.4)%

Total Revenues	$259,007	$213,390	$45,617	21.4%

The occupancy rates of the Consolidated Operating Partnership’s same store properties at September 30, 2006 and 2005 were 90.7% and 90.4% respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $45.9 million due to the 213 industrial properties acquired subsequent to December 31, 2004 totaling approximately 25.3 million square feet of GLA. Revenues from sold properties decreased $29.3 million due to the 163 industrial properties sold subsequent to December 31, 2004 totaling approximately 24.1 million square feet of GLA and the revenues from the build to suit development for sale in 2005. Revenues from properties not in service increased by $3.3 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $10.5 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$57,372	$56,182	$1,190	2.1%
Acquired Properties	13,712	2,238	11,474	512.7%
Sold Properties	4,743	21,766	(17,023)	(78.2)%
Properties Not In Service	6,612	6,114	498	8.1%
Other	11,662	7,580	4,082	53.9%

	$94,101	$93,880	$221	0.2%
Discontinued Operations	(5,022)	(12,052)	7,030	(58.3)%

Total Property Expenses	$89,079	$81,828	$7,251	8.9%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $11.5 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $17.0 million due to properties sold subsequent to December 31, 2004 and the expenses from the build to suit development for sale in 2005. Property expenses from properties not in service remained relatively unchanged. Other expense increased $4.1 million due primarily to increases in employee compensation and the bad debt reserve.

General and administrative expense increased by approximately $17.1 million, or 44.8%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$55,976	$56,619	$(643)	(1.1)%
Acquired Properties	31,066	4,524	26,542	586.7%
Sold Properties	4,400	10,665	(6,265)	(58.7)%
Properties Not In Service and Other	11,140	7,103	4,037	56.8%
Corporate Furniture, Fixtures and Equipment	1,341	1,000	341	34.1%

	$103,923	$79,911	$24,012	30.0%
Discontinued Operations	(6,027)	(10,864)	4,837	(44.5)%

Total Depreciation and Other Amortization	$97,896	$69,047	$28,849	41.8%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $26.5 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $6.3 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $4.0 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the nine months ended September 30, 2006.

Interest income remained relatively unchanged.

Interest expense increased by approximately $11.9 million primarily due to an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2006 ($1,879.8 million), as compared to the nine months ended September 30, 2005 ($1,639.6 million), as well as an increase in the weighted average interest rate for the nine months ended September 30, 2006 (6.71%), as compared to the nine months ended September 30, 2005 (6.61%) partially offset by an increase in capitalized interest for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.3 million, or 17.1% due primarily to financing fees incurred associated with the amendment and restatement of the Consolidated Operating Partnership’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of $200 million of senior unsecured debt (the “2016 Notes”) in January 2006.

In April 2006, the Consolidated Operating Partnership entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. The Consolidated Operating Partnership settled the interest rate protection agreements and paid the counterparties $2.9 million. In October 2005, the Consolidated Operating Partnership, through First Industrial Investment, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement didn’t qualify for hedge accounting. The Consolidated Operating Partnership recognized a loss of $0.2 million related to this interest rate protection agreement for the nine months ended September 30, 2006. Both transactions are recognized in the mark-to-market/(loss) gain on settlement of interest rate protection agreements caption on the consolidated statement of operations.

The Consolidated Operating Partnership recognized $0.7 million for the nine months ended September 30, 2005 relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that did not qualify for hedge accounting treatment.

Income tax benefit increased by $1.8 million due primarily to an increase in general and administrative expense and interest expense associated with additional investment activity, partially offset by an increase in joint venture fees and net income earned from its joint ventures during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 within the Consolidated Operating Partnership’s taxable REIT subsidiary.

Equity in income of Other Real Estate Partnerships decreased by $9.7 million primarily due to a decrease in gain on sale of real estate for the Other Real Estate Partnerships.

Equity in income of joint ventures increased by $8.3 million primarily due to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the nine months ended September 30, 2006.

The $4.2 million gain on sale of real estate, net of income taxes for the nine months ended September 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $16.5 million gain on sale of real estate, net of income taxes for the nine months ended September 30, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the nine months ended September 30, 2006 and September 30, 2005.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	($ in 000’s)

Total Revenues	$16,368	$33,664
Operating Expenses	(5,022)	(12,052)
Interest Expense	—	(373)
Depreciation and Amortization	(6,027)	(10,864)
Provision for Income Taxes Allocable to Operations	(1,958)	(2,721)
Gain on Sale of Real Estate	158,275	63,087
Provision for Income Taxes Allocable to Gain on Sale	(41,340)	(11,349)

Income from Discontinued Operations	$120,296	$59,392

Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 81 industrial properties that were sold during the nine months ended September 30, 2006 and the results of operations from six properties that were identified as held for sale at September 30, 2006.

Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2005 reflects the results of operations relating to 81 industrial properties that were sold during the nine months ended September 30, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and six industrial properties identified as held for sale at September 30, 2006.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

The Consolidated Operating Partnership’s net income available to unitholders was $27.6 million and $24.5 million for the three months ended September 30, 2006, and September 30, 2005, respectively. Basic and diluted net income available to unitholders was $0.54 per unit, for the three months ended September 30, 2006, and $0.50 per unit, for the three months ended September 30, 2005.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2006 and September 30, 2005. Same store properties are in service properties owned prior to July 1, 2005. Acquired properties are properties that were acquired subsequent to June 30, 2005. Sold properties are properties that were sold subsequent to June 30, 2005. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after June 30, 2005 or acquisitions acquired prior to July 1, 2005 that were not placed in service as of June 30, 2005. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$62,790	$62,060	$730	1.2%
Acquired Properties	18,857	1,471	17,386	1,181.9%
Sold Properties	2,819	20,938	(18,119)	(86.5)%
Properties Not In Service	3,125	2,701	424	15.7%
Other	7,038	4,477	2,561	57.2%

	94,629	91,647	2,982	3.3%
Discontinued Operations	(4,030)	(10,500)	6,470	(61.6)%

Total Revenues	$90,599	$81,147	$9,452	11.6%

At September 30, 2006 and September 30, 2005, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 91.2% and 90.8% respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $17.4 million due to the 167 industrial properties acquired subsequent to June 30, 2005 totaling approximately 18.7 million square feet of GLA. Revenues from sold properties decreased $18.1 million due to the 129 industrial properties sold subsequent to June 30, 2005 totaling approximately 19.3 million square feet of GLA and the revenues from the built to suit development for sale in 2005. Revenues from properties not in service increased by $0.4 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $2.6 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$20,202	$19,764	$438	2.2%
Acquired Properties	5,094	546	4,548	833.0%
Sold Properties	665	13,573	(12,908)	(95.1)%
Properties Not In Service	1,452	1,579	(127)	(8.0)%
Other	4,093	3,590	503	14.0%

	31,506	39,052	(7,546)	(19.3)%
Discontinued Operations	(889)	(3,376)	2,487	(73.7)%

Total Property Expenses	$30,617	$35,676	$(5,059)	(14.2)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $4.5 million due to properties acquired subsequent to June 30, 2005. Property expenses from sold properties decreased by $12.9 million due to properties sold subsequent to June 30, 2005 and the expenses from the built to suit development for sale in 2005. Property expenses from properties not in service remained relatively unchanged. Other expense increased $0.5 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $4.6 million, or 30.3%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$21,094	$22,478	$(1,384)	(6.2)%
Acquired Properties	10,556	1,450	9,106	628.0%
Sold Properties	559	3,154	(2,595)	(82.3)%
Properties Not In Service and Other	2,129	2,085	44	2.1%
Corporate Furniture, Fixtures and Equipment	477	343	134	39.1%

	34,815	29,510	5,305	18.0%
Discontinued Operations	(1,071)	(3,500)	2,429	(69.4)%

Total Depreciation and Other Amortization	$33,744	$26,010	$7,734	29.7%

Depreciation and other amortization for same store properties decreased by $1.4 million due primarily to an acceleration of amortization on intangible lease assets for tenants who did not renew their lease for the three months ended September 30, 2005. Depreciation and other amortization from acquired properties increased by $9.1 million due to properties acquired subsequent to June 30, 2005. Depreciation and other amortization from sold properties decreased by $2.6 million due to properties sold subsequent to June 30, 2005. Depreciation and other amortization for properties not in service and other remained relatively unchanged.

Interest income remained relatively unchanged.

Interest expense increased by approximately $4.3 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2006 ($1,924.3 million), as compared to the three months ended September 30, 2005 ($1,710.3 million), as well as an increase in the weighted average interest rate for the three months ended September 30, 2006 (6.74%) as compared to the three months ended September 30, 2005 (6.56%), partially offset by an increase in capitalized interest for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.1 million due primarily to financing fees incurred associated with the amendment and restatement of the Consolidated Operating Partnership’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of the 2016 Notes in January 2006.

In April 2006, the Consolidated Operating Partnership entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. The Consolidated Operating Partnership settled the interest rate protection agreements and paid the counterparties $2.9 million which is recognized in the mark-to-market/(loss) gain on settlement of interest rate protection agreements caption on the consolidated statement of operations.

The Consolidated Operating Partnership recognized $1.2 million of a gain for the three months ended September 30, 2005 relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that did not qualify for hedge accounting treatment.

Equity in income of Other Real Estate Partnerships decreased by $16.0 million primarily due to a decrease in gain on sale of real estate for the Other Real Estate Partnerships.

Equity in income of joint ventures increased by $0.8 million primarily due to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended September 30, 2006.

Income tax benefit remained relatively unchanged.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended September 30, 2006 and September 30, 2005.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	($ in 000’s)

Total Revenues	$4,030	$10,500
Operating Expenses	(889)	(3,376)
Interest Expense	—	(29)
Depreciation and Amortization	(1,071)	(3,500)
Provision for Income Taxes Allocable to Operations	(716)	(1,014)
Gain on Sale of Real Estate	65,369	22,952
Provision for Income Taxes Allocable to Gain on Sale	(19,427)	(5,943)

Income from Discontinued Operations	$47,296	$19,590

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 28 industrial properties that were sold during the three months ended September 30, 2006 and the results of operations from six properties that were identified as held for sale at September 30, 2006.

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 28 industrial properties that were sold during the three months ended September 30, 2006, 73 industrial properties that were sold during the year ended December 31, 2005 and six industrial properties that were identified as held for sale at September 30, 2006.

The $1.5 million gain on sale of real estate, net of income taxes for the three months ended September 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.7 million gain on sale of real estate, net of income taxes for the three months ended September 30, 2005 resulted from the sale of one industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Consolidated Operating Partnership’s cash and restricted cash was approximately $8.7 and $20.5 million, respectively. Restricted cash is primarily comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership’s 7.0% Notes, in the aggregate principal amount of $150 million, are due on December 1, 2006 (the “2006 Notes”) and the Consolidated Operating Partnership’s 7.6% Notes, in the aggregate of $150 million, are due on May 15, 2007 (the “2007 Notes”). The Consolidated Operating Partnership expects to satisfy the payment obligations on the 2006 Notes with borrowings on its unsecured line of credit and the 2007 Notes with the issuance of additional debt. With the exception of the 2006 Notes and the 2007 Notes, the Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating and investment activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of September 30, 2006 and October 27, 2006, $300.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the 2005 Unsecured Line of Credit I. At September 30, 2006, borrowings under the 2005 Unsecured Line of Credit bore interest at a weighted average interest rate of 6.038%. As of October 27, 2006 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $399.6 million available for additional borrowings under the 2005 Unsecured Line of Credit I.

Nine Months Ended September 30, 2006

Net cash provided by operating activities of approximately $49.8 million for the nine months ended September 30, 2006 was comprised primarily of net income of approximately $95.3 million, net distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures of $0.8 million and a net change in operating assets and liabilities of approximately $16.8 million offset by adjustments for non-cash items of approximately $63.1 million. The adjustments for non-cash items of approximately $63.1 million are primarily comprised of the gain on sale of real estate of approximately $164.6 million and the effect of the straight-lining of rental income of approximately $6.9 million, offset by depreciation and amortization of approximately $106.9 million and the provision for bad debt of $1.5 million.

Net cash provided by investing activities of approximately $99.9 million for the nine months ended September 30, 2006 was comprised primarily by the net proceeds from the sale of real estate, the repayment of mortgage loan receivables, distributions from the Other Real Estate Partnerships and distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures partially offset by an increase in restricted cash that was held by an intermediary for Section 1031 exchange purposes the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, and contributions to and investments in the Consolidated Operating Partnership’s industrial real estate joint ventures.

During the nine months ended September 30, 2006, the Consolidated Operating Partnership sold 81 industrial properties comprising approximately 13.5 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 81 industrial properties and several land parcels were approximately $720.6 million.

During the nine months ended September 30, 2006, the Consolidated Operating Partnership acquired 64 industrial properties comprising approximately 6.8 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $418.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $24.4 million and received distributions of approximately $23.7 million from the Operating Partnership’s industrial real estate joint ventures. As of September 30, 2006, the Operating Partnership’s industrial real estate joint ventures owned 277 industrial properties comprising approximately 26.8 million square feet of GLA.

Net cash used in financing activities of approximately $147.9 million for the nine months ended September 30, 2006 was derived primarily by the redemption of preferred units, general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Consolidated Operating Partnership’s Unsecured Line of Credit, the repurchase of restricted units and repayments on mortgage loans payable, partially offset by the net proceeds from the issuance of preferred units and senior unsecured debt and net proceeds from the exercise of stock options.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of $181.5 million from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. The Operating Partnership redeemed the Series I Cumulative Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 14,529 shares of restricted common stock to certain Directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $12.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods for the shares expected to vest.

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

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series K Preferred Stock were contributed to the Operating Partnership in exchange for Series K Cumulative Preferred Units (the “Series K Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. Net of offering costs, the Company received net proceeds of $47.9 million from the issuance of Series K Preferred Stock.

On September 25, 2006, the Consolidated Operating Partnership issued $175 million of senior unsecured debt which bears interest at 4.625% (the “Exchangeable Notes”). Under certain circumstances, the holders of the Exchangeable Notes may exchange their notes for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. In connection with the offering of the Exchangeable Notes, the Consolidated Operating Partnership entered into capped call transactions in order to increase the effective exchange price. The aggregate cost of the capped call transactions was approximately $5.8 million.

During the nine months ended September 30, 2006, certain employees exercised 62,467 non-qualified employee stock options. Net proceeds to the Company were approximately $1.8 million. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

Market Risk

The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At September 30, 2006, approximately $1,726.9 million (approximately 96.4% of total debt at September 30, 2006) of the Consolidated Operating Partnership’s debt was fixed rate debt and approximately $64.0 million (approximately 3.6% of total debt at September 30, 2006) was variable rate debt.

In April 2006, the Consolidated Operating Partnership entered into $295.3 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on forecasted debt offerings. In September 2006, the $149.5 million of the original interest rate protection failed to qualify for hedge accounting. In September 2006, Consolidated Operating Partnership settled those interest rate protection agreements and paid the counterparties $2.9 million. This amount is recognized in the mark-to-market/gain (loss) on settlement of interest rate protection agreements caption in the consolidated statements of operations. At September 30, 2006, the estimated fair value of the remaining $145.8 million in swaps was approximately $4.3 million in a liability position as the effective rates of the swaps were higher than current interest rates at September 30, 2006. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. This statement also requires additional disclosures in the footnotes to the financial statements. This statement is effective for fiscal years beginning after December 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” in order to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin should be applied for the annual financial statements for the first fiscal year ending after November 15, 2006. The Operating Partnership does not expect the application of this bulletin to have a material impact on the Operating Partnership’s results of operations, cash flows and financial position.

Subsequent Events

From October 1, 2006 to October 27, 2006, the Consolidated Operating Partnership acquired ten industrial properties and several land parcels for a purchase price of approximately $100.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Consolidated Operating Partnership also sold three industrial properties for approximately $42.2 million of gross proceeds.

On October 2, 2006, the Operating Partnership paid third quarter 2006 distributions of $53.91 per Unit on its Series C Preferred Units totaling, in the aggregate, approximately $1.1 million; a prorata distribution of $3,118.00 per Unit on its Series F Preferred Units totaling, in the aggregate, approximately $1.6 million; a prorata distribution of $3,618.00 per Unit on its Series G Preferred Units totaling, in the aggregate, approximately $0.9 million; a distribution of $4,531.30 per Unit on its Series J Preferred Units totaling, in the aggregate, approximately $2.7 million; and a prorata distribution of $2,064.30 per Unit on its Series K Preferred Units totaling, in the aggregate, approximately $0.4 million.

On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25 million principal amount of the 2011 Exchangeable Notes. Together with the 2011 Exchangeable Notes, the aggregate principal amount issued and outstanding is $200 million.

On October 10, 2006, the Consolidated Operating Partnership assumed mortgage loans in the amounts of $14.2 million and $12.0 million (the “Acquisition Mortgage Loan XXII” and the “Acquisition Mortgage Loan XXIII”). The Acquisition Mortgage Loans XXII and XXIII are collateralized by one property in Edwardsville, IL, bear interest at a fixed rate of 5.92% and 5.96% respectively, and provide for monthly principal and interest payments based on a 25 year amortization schedule. The Acquisition Mortgage Loans XXII and XXIII mature on January 1, 2014.

On October 17, 2006, the Company and the Operating Partnership paid a third quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36.1 million.

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

The Consolidated Operating Partnership might fail to qualify or remain qualified as a REIT.

The Company intends to operate so as to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”). Although the Company believes that it is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within the Consolidated Operating Partnership’s control.

The Consolidated Operating Partnership (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, the Consolidated Operating Partnership provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by the Consolidated Operating Partnership. The Consolidated Operating Partnership believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent the Consolidated Operating Partnership from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). The Consolidated Operating Partnership has brought this matter to the attention of the Internal Revenue Service, or the IRS. The IRS has not challenged or expressed any interest in challenging the Consolidated Operating Partnership’s view on this matter.

Employees of the Operating Partnership, a subsidiary partnership of the Company (the “Service Employees”), have been providing certain acquisition and disposition services since 2004 and certain leasing and property management services since 1997 to one of the Consolidated Operating Partnership’s taxable REIT subsidiaries (the “TRS”), and have also been providing certain of these services (or similar services) to joint ventures in which the Operating Partnership owns a minority interest or to unrelated parties. In determining whether it satisfied the gross income tests for certain years, the Consolidated Operating Partnership has taken and intends to take the position that the costs of the Service Employees should be shared between the Operating Partnership and the TRS and that no fee income should be imputed to the Consolidated Operating Partnership as a result of such arrangement. However, because certain of these services (or similar services) have also been performed for the joint ventures or unrelated parties described above, there can be no assurance that the IRS will not successfully challenge this position. The Operating Partnership intends to take appropriate steps to address this issue going forward, but there can be no assurance that any such steps will adequately resolve this issue.

If the IRS were to challenge either of the positions described in the two preceding paragraphs and were successful, the Company could be found not to have satisfied the gross income tests in one or more of its taxable years. If the Company were found not to have satisfied the gross income tests, it could be subject to a penalty tax. However, such noncompliance should not adversely affect the Company’s status as a REIT as long as such noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met. The Consolidated Operating Partnership believes that, in both situations, any such noncompliance was due to reasonable cause and not willful neglect and that such other requirements were met.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders and in cash to pay interest and principal on debt securities that the Consolidated Operating Partnership issues. Unless entitled to relief under certain statutory provisions, the Company also would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2006, the Operating Partnership issued 21,650 Units having an aggregate market value of approximately $0.9 million in exchange for property. On March 31, 2006, the Operating Partnership issued 9,823 Units having an aggregate market value of approximately $0.4 million in exchange for an interest in property.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
Number		Description

1.1		Underwriting Agreement dated August 16, 2006 among the Company, the Operating Partnership, Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as underwriters and as representatives of several other underwriters listed therein (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company filed August 22, 2006, File No. 1-13102)
4.1		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K of the Company dated August 21, 2006, File No. 1-13102)
4.2		Indenture dated as of September 25, 2006 among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
4.3		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
10.1		Registration Rights Agreement dated September 25, 2006 among the Company, the Operating Partnership and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

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

FIRST INDUSTRIAL, L.P.

By	FIRST INDUSTRIAL REALTY TRUST, INC.
Its Sole General Partner

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

1.1		Underwriting Agreement dated August 16, 2006 among the Company, the Operating Partnership, Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as underwriters and as representatives of several other underwriters listed therein (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company filed August 22, 2006, File No. 1-13102)
4.1		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K of the Company dated August 21, 2006, File No. 1-13102)
4.2		Indenture dated as of September 25, 2006 among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
4.3		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
10.1		Registration Rights Agreement dated September 25, 2006 among the Company, the Operating Partnership and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith