Form 10-K
period 2006-12-31
FIRST INDUSTRIAL LP
filed 2007-03-01
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 333-21873

FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

Delaware	36-3924586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
311 S. Wacker Drive, Suite 4000,	60606
Chicago, Illinois	(Zip Code)
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

General

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.3% ownership interest at December 31, 2006. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $325 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 12.7% interest in the Operating Partnership at December 31, 2006.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Investment, Inc., (together with the Operating Partnership and the L.L.C.’s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. The Operating Partnership also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, (the “Mortgage Partnership”), L.P. First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services L.P. and wholly owned LLC’s (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented herein on a combined basis, separate from that of the Consolidated Operating Partnership. The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The Operating Partnership or First Industrial Investment, Inc., through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides various services to, six joint ventures which invest in industrial properties (the “September 1998 Joint Venture,” the “May 2003 Joint Venture,” the “March 2005 Joint Venture,” the “September 2005 Joint Venture,” the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a seventh joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture, the September 2005 Joint Venture, the March 2006 Co-Investment Program and the July 2006 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting.

As of December 31, 2006, the Consolidated Operating Partnership owned 764 in-service industrial properties, containing an aggregate of approximately 60.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2006, the Other Real Estate Partnerships owned 94 in-service industrial properties, containing an aggregate of approximately 8.3 million square feet of GLA. Of the 94 industrial properties owned by the Other Real Estate Partnerships at December 31, 2006, ten are held by the Mortgage Partnership, 34 are held by the Pennsylvania Partnership, 13 are held by the Securities Partnership, 22 are held by the Financing Partnership, nine are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD. and one is held by FI Development Services, L.P. The

Consolidated Operating Partnership’s and Other Real Estate Partnerships’ in-service properties include all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).

The Consolidated Operating Partnership utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and financial control systems. At February 22, 2007, the Consolidated Operating Partnership had approximately 500 employees.

The Consolidated Operating Partnership has grown and will seek to continue to grow through the development and acquisition of additional industrial properties, through additional joint venture investments, and through its corporate services program.

The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors will be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:
First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans

The Consolidated Operating Partnership’s fundamental business objective is to maximize the total return to its partners through increases in per unit distributions and increases in the value of the Consolidated Operating Partnership’s properties and operations. The Consolidated Operating Partnership’s growth plans include the following elements:

•	Internal Growth. The Consolidated Operating Partnership seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancy exists and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

•	External Growth. The Consolidated Operating Partnership seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Consolidated Operating Partnership’s investment parameters and target markets; (iii) additional joint venture investments; and (iv) the expansion of its properties.

•	Corporate Services. Through its corporate services program, the Consolidated Operating Partnership builds for, purchases from, and leases and sells industrial properties to companies that need industrial facilities. The Consolidated Operating Partnership seeks to grow this business by targeting both large and middle-market public and private companies.

Business Strategies

The Consolidated Operating Partnership utilizes the following six strategies in connection with the operation of its business:

•	Organization Strategy. The Consolidated Operating Partnership implements its decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. Each operating region is headed by a managing director who is a senior executive officer of, and has an equity interest in, the Company. The Consolidated Operating Partnership provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Consolidated Operating Partnership believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. The Consolidated Operating Partnership’s market strategy is to concentrate on the top industrial real estate markets in the United States. These top markets have one or more of the following characteristics: (i) strong industrial real estate fundamentals, including increased industrial demand expectations; (ii) a history of and outlook for continued economic growth and industry diversity; and (iii) a minimum market size of 75 million square feet of industrial space. The Consolidated Operating Partnership is currently evaluating industrial real estate investments outside of the United States, including in Canada.

•	Leasing and Marketing Strategy. The Consolidated Operating Partnership has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Consolidated Operating Partnership pursues an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Consolidated Operating Partnership also has local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. The Consolidated Operating Partnership’s acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States. Of the 858 industrial properties in the Consolidated Operating Partnership’s and Other Real Estate Partnerships’ combined in-service portfolios at December 31, 2006, 128 properties have been developed by the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. The Consolidated Operating Partnership will continue to leverage the development capabilities of its management, many of whom are leading industrial property developers in their respective markets. The Consolidated Operating Partnership is currently evaluating industrial real estate investments outside of the United States, including Canada.

•	Disposition Strategy. The Consolidated Operating Partnership continuously evaluates local market conditions and property-related factors in all of its markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. The Consolidated Operating Partnership plans on utilizing a portion of net sales proceeds from property sales, borrowings under its unsecured line of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments. The Company also continually evaluates joint venture arrangements as another source of capital. As of February 22, 2007, the Consolidated Operating Partnership had approximately $210.6 million available in additional borrowings under its unsecured line of credit.

Recent Developments

In 2006, the Consolidated Operating Partnership acquired or placed in-service developments totaling 95 industrial properties and acquired several parcels of land for a total investment of approximately $723.2 million. The Consolidated Operating Partnership also sold 109 industrial properties and several parcels of land for a gross sales price of approximately $895.0 million. At December 31, 2006, the Consolidated Operating

Partnership owned 764 in-service industrial properties containing approximately 60.3 million square feet of GLA.

During 2006, in conjunction with the acquisition of several industrial properties, the Consolidated Operating Partnership assumed mortgages in the aggregate of $34.0 million. During 2006, the Consolidated Operating Partnership paid off and retired $8.0 million of mortgage loans payable. The Other Real Estate Partnerships paid off and retired $2.4 million of mortgage loans payable.

On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. In December 2005, the Consolidated Operating Partnership also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Consolidated Operating Partnership settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1.7 million, which is included in other comprehensive income.

In December 2005, the Consolidated Operating Partnership, through the Operating Partnership, entered into a non-revolving unsecured line of credit (the “Unsecured Line of Credit II”). The Unsecured Line of Credit II had a borrowing capacity of $125.0 million and matured on March 15, 2006. The Unsecured Line of Credit II provided for interest only payments at LIBOR plus .625% or at Prime, at the Consolidated Operating Partnership’s election. On January 10, 2006, the Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Unsecured Line of Credit II.

On September 25, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued $175.0 million of senior unsecured debt which bears interest at a rate of 4.625% (the “2011 Exchangeable Notes”). Under certain circumstances, the holders of the 2011 Exchangeable Notes may exchange their notes for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. The Consolidated Operating Partnership also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25.0 million principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-Allotment Option”). On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25.0 million in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes issued and outstanding is $200.0 million. In connection with the offering of the Exchangeable Notes, the Operating Partnership entered into capped call transactions in order to increase the effective exchange price. The aggregate cost of the capped call transactions was approximately $6.8 million.

On December 1, 2006, the Consolidated Operating Partnership paid off and retired its 7.0% 2006 Unsecured Notes in the amount of $150.0 million.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received proceeds of $181.5 million from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $0.4 million. The Operating Partnership redeemed the Series I Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $0.7 million is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the year ended December 31, 2006.

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

On March 21, 2006, the Consolidated Operating Partnership, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Consolidated Operating Partnership, through separate wholly-owned limited liability companies of which the Operating Partnership or First Industrial Investment, Inc. is the sole member, owns a 15% equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

On July 21, 2006, the Consolidated Operating Partnership, through a wholly-owned limited liability company of First Industrial Investment, Inc., entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Consolidated Operating Partnership, through wholly-owned limited liability companies in which First Industrial Investment, Inc. is the sole member, owns a 10% equity interest in and provides property management, leasing, development, disposition and portfolio management services to the July 2006 Joint Venture.

From January 1, 2007 to February 22, 2007, the Consolidated Operating Partnership acquired 53 industrial properties (including 41 properties in connection with the purchase of the 90% equity interest from the institutional investor in the September 1998 Joint Venture on January 31, 2007) and several land parcels for a total estimated investment of approximately $110.8 million. In connection with these, the Consolidated Operating Partnership also sold 14 industrial properties for approximately $74.4 million of gross proceeds during this period.

On February 28, 2007, the Company declared a first quarter 2007 distribution of $.710 per Unit on its Units which is payable on April 16, 2007. The Company also declared a first quarter 2007 dividend of $53.91 per Unit, on its Series C Preferred Units, totaling, in the aggregate, approximately $1.1 million, which is payable on April 2, 2007; a semi-annual dividend of $3,118.00 per Unit on its Series F Preferred Units, totaling, in the aggregate, approximately $1.6 million, which is payable on April 2, 2007; a semi-annual dividend of $3,618.00 per Unit on its Series G Preferred Units, totaling, in the aggregate, approximately $0.9 million, which is payable on April 2, 2007; a dividend of $4,531.30 per Unit on its Series J Preferred Units, totaling, in the aggregate approximately $2.7 million, which is payable on April 2, 2007 and a dividend of $4,531.30 per Unit on its Series K Preferred Units, totaling, in the aggregate, approximately $0.9 million, which is payable on April 2, 2007.

Future Property Acquisitions, Developments and Property Sales

The Consolidated Operating Partnership has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Consolidated Operating Partnership is currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties.

The Consolidated Operating Partnership also sells properties based on market conditions and property related factors. As a result, the Consolidated Operating Partnership is engaged in negotiations relating to the possible sales of certain industrial properties in the Consolidated Operating Partnership’s portfolio.

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

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Consolidated Operating Partnership believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2006, the occupancy rates for industrial properties in the United States have ranged from 88.1%* to 90.6%*, with an occupancy rate of 90.6%*( at December 31, 2006.

(* Source: Torto Wheaton Research

Item 1A.	Risk Factors

Risk Factors

The Consolidated Operating Partnership’s operations involve various risks that could adversely affect its financial condition, results of operations, cash flow, ability to pay distributions on its Units and the market value of its Units. These risks, among others contained in the Consolidated Operating Partnership’s other filings with the SEC, include:

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

The Consolidated Operating Partnership’s financial results depend on leasing space to tenants on terms favorable to the Consolidated Operating Partnership. The Consolidated Operating Partnership’s income and funds available for distribution to its unitholders will decrease if a significant number of the Consolidated Operating Partnership’s tenants cannot pay their rent or the Consolidated Operating Partnership is unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, the Consolidated Operating Partnership might not be able to enforce its rights as landlord without delays and the Consolidated Operating Partnership might incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. For the year ended December 31, 2006, approximately 67.8% of the Consolidated Operating Partnership’s gross revenues from continuing operations came from rentals of real property.

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

The Consolidated Operating Partnership has also sold to its joint ventures a significant number of properties in recent years and, as part of its business, the Consolidated Operating Partnership intends to continue to sell properties to its joint ventures as opportunities arise. If the Consolidated Operating Partnership does not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or do not have access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership’s Units.

The Consolidated Operating Partnership may be unable to acquire properties on advantageous terms or acquisitions may not perform as the Consolidated Operating Partnership expects.

The Consolidated Operating Partnership acquires and intends to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that the Consolidated Operating Partnership’s investments may not perform as expected and that the Consolidated Operating Partnership’s cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Consolidated Operating Partnership faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, the Consolidated Operating Partnership may be unable to acquire additional properties as it desires or the purchase price may be elevated. In addition, the Consolidated Operating Partnership expects to finance future acquisitions through a combination of borrowings under the Consolidated Operating Partnership’s revolving line of credit (“Unsecured Line of Credit I”), proceeds from equity or debt offerings by the Consolidated Operating Partnership and proceeds from property sales, which may not be available and which could adversely affect the Consolidated Operating Partnership’s cash flow. Any of the above risks could adversely affect the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership’s Units.

The Consolidated Operating Partnership may be unable to complete development and re-development projects on advantageous terms.

As part of its business, the Consolidated Operating Partnership develops new and re-develops existing properties. In addition, the Consolidated Operating Partnership has sold to third parties or sold to the Company’s joint ventures a significant number of development and re-development properties in recent years, and the Consolidated Operating Partnership intends to continue to sell such properties to third parties or to sell such properties to the Consolidated Operating Partnership’s joint ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect the

Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, the Consolidated Operating Partnership’s Units, which include:

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

The Consolidated Operating Partnership is subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If the Consolidated Operating Partnership were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, the Consolidated Operating Partnership’s cash funds from operations and ability to make expected distributions to stockholders might be adversely affected. As of December 31, 2006, leases with respect to approximately 10.6 million, 10.4 million and 8.8 million square feet of GLA, representing 19%, 18% and 16% of GLA, expire in the remainder of 2007, 2008 and 2009, respectively.

The Consolidated Operating Partnership might fail to qualify or remain qualified as a REIT.

The Company intends to operate so as to qualify as a REIT under the Code although the Company believes that it is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within the Consolidated Operating Partnership’s control.

The Consolidated Operating Partnership (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, the Consolidated Operating Partnership provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by the Consolidated Operating Partnership. The Consolidated Operating Partnership believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent the Consolidated Operating Partnership from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). The Consolidated Operating Partnership has brought this matter to the attention of the Internal Revenue Service, (the “IRS”). The IRS has not challenged or expressed any interest in challenging the Consolidated Operating Partnership’s view on this matter.

Employees of the Operating Partnership, a subsidiary partnership of the Company (the “Service Employees”), have been providing certain acquisition and disposition services since 2004 and certain leasing and property management services since 1997 to one of the Consolidated Operating Partnership’s taxable REIT subsidiaries (the “TRS”), and have also been providing certain of these services (or similar services) to joint ventures in which the Operating Partnership owns a minority interest or to unrelated parties. In determining whether it satisfied the gross income tests for certain years, the Consolidated Operating Partnership has taken and intends to take the position that the costs of the Service Employees should be shared between the Operating Partnership and the TRS and that no fee income should be imputed to the Consolidated

Operating Partnership as a result of such arrangement. However, because certain of these services (or similar services) have also been performed for the joint ventures or unrelated parties described above, there can be no assurance that the IRS will not successfully challenge this position. The Operating Partnership has taken and intends to continue to take appropriate steps to address this issue going forward, but there can be no assurance that any such steps will adequately resolve this issue.

If the IRS were to challenge either of the positions described in the two preceding paragraphs and were successful, the Company could be found not to have satisfied the gross income tests in one or more of its taxable years. If the Company were found not to have satisfied the gross income tests, it could be subject to a penalty tax. However, such noncompliance should not adversely affect the Company’s status as a REIT as long as such noncompliance was due to reasonable cause and not to willful neglect and certain other requirements were met. The Consolidated Operating Partnership believes that, in both situations, any such noncompliance was due to reasonable cause and not willful neglect and that such other requirements were met.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders and in cash to pay interest and principal on debt securities that the Consolidated Operating Partnership issues. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.

As part of its business, the Consolidated Operating Partnership sells properties to third parties or sells properties to the Consolidated Operating Partnership’s joint ventures as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by the Company are prohibited transactions. While the Consolidated Operating Partnership’s management does not believe that the IRS, would prevail in such a dispute, if the matter were successfully argued by the IRS, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT.

The REIT distribution requirements may require the Company to turn to external financing sources.

The Company in certain instances, have taxable income without sufficient cash to enable it to meet the distribution requirements of the REIT provisions of the Code. In that situation, the Company could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because the Company must distribute to its stockholders at least 90% of the Company’s REIT taxable income each year, the Company’s ability to accumulate capital may be limited. Thus, in connection with future acquisitions, the Company may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase the Consolidated Operating Partnership’s leverage and additional equity offerings may result in substantial dilution of unitholders’ interests.

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

If the Operating Partnership decides to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the Consolidated Operating Partnership’s debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to the Consolidated Operating Partnership, making it difficult for it to meet both debt payment obligations and the Company’s distribution requirements of the REIT provisions of the Code. As of December 31, 2006, none of the Consolidated Operating Partnership’s current indebtedness was cross-collateralized.

The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.

The Consolidated Operating Partnership is required to make the following lump-sum or “balloon” payments under the terms of some of its indebtedness, including:

•	$50 million aggregate principal amount of 7.75% Notes due 2032 (the “2032 Notes”)

•	$200 million aggregate principal amount of 7.60% Notes due 2028 (the “2028 Notes”)

•	approximately $15 million aggregate principal amount of 7.15% Notes due 2027 (the “2027 Notes”)

•	$100 million aggregate principal amount of 7.50% Notes due 2017 (the “2017 Notes”)

•	$200 million aggregate principal amount of 5.75% Notes due 2016 (the “2016 Notes”)

•	$125 million aggregate principal amount of 6.42% Notes due 2014 (the “2014 Notes”)

•	$200 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$200 million aggregate principal amount of 4.625% Notes due 2011 (the “2011 Exchangeable Notes”)

•	$200 million aggregate principal amount of 7.375% Notes due 2011(the “2011 Notes”)

•	$125 million aggregate principal amount of 5.25% Notes due 2009 (the “2009 Notes”)

•	$150 million aggregate principal amount of 7.60% Notes due 2007 (the “2007 Notes”)

•	a $500 million unsecured revolving credit facility (the “Unsecured Line of Credit I”) under which the Consolidated Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The Unsecured Line of Credit I provides for the repayment of principal in a lump-sum or “balloon” payment at maturity in 2008. The Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the Unsecured Line of Credit I by up to $100.0 million. As of December 31, 2006, $207.0 million was outstanding under the Unsecured Line of Credit I at a weighted average interest rate of 6.058%.

The Consolidated Operating Partnership’s ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on its ability either to refinance the applicable indebtedness or to sell properties. The Consolidated Operating Partnership has no commitments to refinance the 2007 Notes, the 2009 Notes, the 2011 Notes, the 2011 Exchangeable Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Line of Credit I. Some of the existing debt obligations, other than those discussed above, of the Consolidated Operating Partnership, are secured by the Consolidated Operating Partnership’s properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Consolidated Operating Partnership’s organizational documents.

As of December 31, 2006, the Company’s ratio of debt to its total market capitalization was 40.1%. The organizational documents of the Company, however, do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, the Consolidated Operating Partnership could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Consolidated Operating Partnership’s ability to make expected distributions to Unitholders and in an increased risk of default on the Consolidated Operating Partnership’s obligations.

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

The Consolidated Operating Partnership’s Unsecured Line of Credit I bears interest at a floating rate. As of December 31, 2006, the Company’s Unsecured Line of Credit I had an outstanding balance of $207.0 million at a weighted average interest rate of 6.058%. The Consolidated Operating Partnership’s Unsecured Line of Credit I bears interest at the Prime Rate or at the LIBOR plus .625%. Based on an outstanding balance on our Unsecured Line of Credit I as of December 31, 2006, a 10% increase in interest rates would increase interest expense by $1.3 million on an annual basis. Increases in the interest rate payable on balances outstanding under the Unsecured Line of Credit I would decrease the Consolidated Operating Partnership’s cash available for distribution to unitholders.

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

The Consolidated Operating Partnership currently carries comprehensive insurance coverage including property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental loss as appropriate for the markets where each of the Consolidated Operating Partnership’s properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. The Consolidated Operating Partnership believes its properties are adequately insured. However, there are certain losses, including losses from earthquakes, hurricanes, floods, pollution, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Consolidated Operating Partnership’s properties, the Consolidated Operating Partnership could experience a significant loss of capital invested and potential revenues from these properties, and could potentially remain obligated under any recourse debt associated with the property.

The Consolidated Operating Partnership is subject to risks and liabilities in connection with its investments in properties through joint ventures.

As of December 31, 2006, the Consolidated Operating Partnership’s six joint ventures owned approximately 26.0 million square feet of properties. As of December 31, 2006, the Consolidated Operating Partnership’s investment in joint ventures exceeded $55 million in the aggregate, and for the year ended December 31, 2006, the Consolidated Operating Partnership’s equity in income of joint ventures exceeded $30 million. The Consolidated Operating Partnership’s organizational documents do not limit the amount of available funds that the Consolidated Operating Partnership may invest in joint ventures and the Consolidated Operating Partnership intends to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

•	co-members or joint venturers may share certain approval rights over major decisions;

•	co-members or joint venturers might fail to fund their share of any required capital commitments;

•	co-members or joint venturers might have economic or other business interests or goals that are inconsistent with the Consolidated Operating Partnership’s business interests or goals that would affect its ability to operate the property;

•	co-members or joint venturers may have the power to act contrary to the Consolidated Operating Partnership’s instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between the Consolidated Operating Partnership and our co-members or joint venturers may result in litigation or arbitration that would increase the Consolidated Operating Partnership’s expenses and prevent its officers and directors from focusing their time and effort on the Consolidated Operating Partnership’s business and subject the properties owned by the applicable joint venture to additional risk; and

•	the Consolidated Operating Partnership may in certain circumstances be liable for the actions of our co-members or joint venturers.

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

General

At December 31, 2006, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 858 in-service industrial properties (764 of which were owned by the Consolidated Operating Partnership and 94 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately 68.6 million square feet of GLA (60.3 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 8.3 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 28 states in the United States and one province in Canada, with a diverse base of more than 2,500 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the Consolidated Operating Partnership’s and the Other Real Estate Partnerships’ properties on a combined basis as of December 31, 2006 was approximately 19 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

The following describes the different industrial categories:

•	Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16-21 feet, are comprised of 5% — 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to the area occupied by the building.

•	Bulk warehouse buildings generally are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% — 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

•	R&D/flex buildings generally are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space, contain less than 25% of manufacturing space and have a land use ratio of 4:1.

•	Regional warehouses generally are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% — 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

•	Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 — 18 feet, are comprised of 5% — 15% of office space, contain at least 50% of manufacturing space and have a land use ratio of 4:1.

The following tables summarize certain information as of December 31, 2006, with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly-owned.

Consolidated Operating Partnership
Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA(a)	789,082	13	140,538	3	2,493,621	11	365,646	5	747,950	3
Baltimore, MD	765,158	13	87,415	3	910,735	4	—	—	171,000	1
Central PA(b)	146,990	2	—	—	597,000	2	—	—	—	—
Chicago, IL	996,198	17	174,198	3	2,373,652	12	148,122	3	421,000	2
Cincinnati, OH	436,389	4	—	—	1,765,130	8	—	—	—	—
Cleveland, OH	—	—	—	—	608,740	4	—	—	—	—
Columbus, OH(c)	217,612	2	—	—	2,442,967	7	—	—	—	—
Dallas, TX	1,811,665	45	454,963	18	2,637,371	18	677,433	10	128,478	1
Denver, CO	1,543,666	29	1,527,480	37	1,389,576	8	471,696	7	126,384	1
Des Moines, IA	—	—	—	—	150,444	1	—	—	—	—
Detroit, MI	2,051,597	81	508,984	15	370,808	4	759,851	18	116,250	1
Grand Rapids, MI	61,250	1	—	—	—	—	—	—	—	—
Houston, TX	449,325	6	—	—	2,233,064	13	437,088	6	—	—
Indianapolis, IN (d,e,f,g)	889,600	18	108,200	4	2,201,294	10	263,610	7	71,600	2
Los Angeles, CA	451,760	6	—	—	329,664	3	120,162	2	—	—
Louisville, KY	—	—	—	—	443,500	2	—	—	—	—
Milwaukee, WI	263,567	6	—	—	737,609	5	90,089	1	—	—
Minneapolis/St. Paul, MN (h,i,j)	1,565,707	19	524,265	7	1,902,386	9	321,805	4	461,958	6
Nashville, TN	273,843	5	—	—	1,428,152	6	—	—	109,058	1
N. New Jersey	1,006,699	18	413,167	7	555,205	4	58,585	1	—	—
Philadelphia, PA	—	—	—	—	—	—	21,512	1	—	—
Phoenix, AZ	135,415	6	—	—	131,000	1	526,740	7	—	—
Salt Lake City, UT	479,301	32	146,937	6	714,549	4	82,704	1	—	—
San Diego, CA	112,773	5	—	—	397,967	2	274,042	7	—	—
S. New Jersey(k)	1,340,807	20	23,050	1	—	—	118,496	2	22,738	1
St. Louis, MO(l)	545,747	7	—	—	1,642,790	6	96,392	1	—	—
Tampa, FL(m)	493,029	12	714,901	30	209,500	1	—	—	—	—
Other(n)	593,837	5	—	—	2,098,214	9	50,000	1	36,000	1

Total	17,421,017	372	4,824,098	134	30,764,938	154	4,883,973	84	2,412,416	20

(a)	One property collateralizes a $3.0 million mortgage loan which matures on May 1, 2016.

(b)	One property collateralizes a $15.2 million mortgage loan which matures on December 1, 2010.

(c)	One property collateralizes a $5.1 million mortgage loan which matures on December 1, 2019.

(d)	Twelve properties collateralize a $1.8 million mortgage loan which matures on September 1, 2009.

(e)	One property collateralizes a $1.6 million mortgage loan which matures on January 1, 2013.

(f)	One property collateralizes a $2.4 million mortgage loan which matures on January 1, 2012.

(g)	One property collateralizes a $1.9 million mortgage loan which matures on June 1, 2014.

(h)	One property collateralizes a $0.8 million mortgage loan which matures on February 1, 2017.

(i)	One property collateralizes a $5.3 million mortgage loan which matures on December 1, 2019.

(j)	One property collateralizes a $1.9 million mortgage loan which matures on September 30, 2024.

(k)	One property collateralizes a $6.7 million mortgage loan which matures on March 1, 2011.

(l)	One property collateralizes a $14.2 million mortgage loan and a $12.0 million mortgage loan which both mature on January 1, 2014.

(m)	Six properties collateralize a $6.0 million mortgage loan which matures on July 1, 2009.

(n)	Properties are located in Wichita, KS, McAllen, TX, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Portland, OR, Cambridge, ON, Stratford, ON, Omaha, NE and Ajax, ON.

Consolidated Operating Partnership
Property Summary Totals

	Totals
			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/06(b)	Portfolio(b)

Atlanta, GA	4,536,837	35	94%	7.5%
Baltimore, MD	1,934,308	21	98%	3.2%
Central PA	743,990	4	97%	1.2%
Chicago, IL	4,113,170	37	90%	6.8%
Cincinnati, OH	2,201,519	12	89%	3.7%
Cleveland, OH	608,740	4	100%	1.0%
Columbus, OH	2,660,579	9	90%	4.4%
Dallas, TX	5,709,910	92	93%	9.5%
Denver, CO	5,058,802	82	90%	8.4%
Des Moines, IA	150,444	1	100%	0.2%
Detroit, MI	3,807,490	119	86%	6.3%
Grand Rapids, MI	61,250	1	100%	0.1%
Houston, TX	3,119,477	25	94%	5.2%
Indianapolis, IN	3,534,304	41	98%	5.9%
Los Angeles, CA	901,586	11	100%	1.5%
Louisville, KY	443,500	2	100%	0.7%
Milwaukee, WI	1,091,265	12	94%	1.8%
Minneapolis/St. Paul, MN	4,776,121	45	95%	7.9%
Nashville, TN	1,811,053	12	99%	3.0%
N. New Jersey	2,033,656	30	96%	3.4%
Philadelphia, PA	21,512	1	100%	0.0%
Phoenix, AZ	793,155	14	93%	1.3%
Salt Lake City, UT	1,423,491	43	97%	2.4%
San Diego, CA	784,782	14	83%	1.3%
S. New Jersey	1,505,091	24	98%	2.5%
St. Louis, MO	2,284,929	14	98%	3.8%
Tampa, FL	1,417,430	43	92%	2.4%
Other(a)	2,778,051	16	100%	4.6%

Total or Average	60,306,442	764	94%	100.0%

(a)	Properties are located in Wichita, KS, McAllen, TX, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Portland, OR, Cambridge, ON, Stratford, ON, Omaha, NE and Ajax, ON.

(b)	Includes only in-service properties.

Other Real Estate Partnerships
Property Summary

The following tables summarize certain information as of December 31, 2006 with respect to the in-service properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.

Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA	—	—	66,288	2	127,338	1	90,289	1	—	—
Baltimore, MD	152,904	2	82,245	2	—	—	—	—	—	—
Central, PA	776,252	7	—	—	300,000	1	117,599	3	—	—
Chicago, IL	108,692	2	—	—	525,009	3	50,009	1	—	—
Cincinnati, OH	—	—	—	—	—	—	79,800	1	—	—
Cleveland, OH	64,000	1	—	—	—	—	—	—	—	—
Columbus, OH	—	—	—	—	—	—	98,800	1	—	—
Denver, CO	—	—	—	—	110,400	1	49,968	1	—	—
Des Moines, IA	—	—	—	—	—	—	88,000	1	—	—
Detroit, MI	329,297	5	23,392	1	160,035	1	—	—	—	—
Indianapolis, IN	—	—	—	—	1,527,127	5	60,000	1	—	—
Milwaukee, WI	—	—	93,705	2	100,520	1	39,468	1	—	—
Minneapolis/St. Paul, MN	60,597	1	—	—	—	—	—	—	532,119	3
Nashville, TN	—	—	—	—	160,661	1	—	—	—	—
N. New Jersey	194,157	3	—	—	—	—	—	—	—	—
Philadelphia, PA	878,456	18	127,802	5	221,937	2	139,316	2	30,000	1
Phoenix, AZ	—	—	—	—	—	—	61,780	1	—	—
Salt Lake City, UT	121,750	1	—	—	120,144	1	—	—	—	—
S. New Jersey	45,770	1	—	—	—	—	—	—	—	—
St. Louis, MO	—	—	—	—	245,000	2	—	—	—	—
Tampa, FL	—	—	44,427	1	—	—	—	—	—	—
Other(a)	99,000	3	—	—	—	—	—	—	—	—

Total	2,830,875	44	437,859	13	3,598,171	19	875,029	14	562,119	4

(a)	Properties are located in Austin, TX.

Other Real Estate Partnerships
Property Summary Totals

	Totals
			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/06(b)	Portfolio(b)

Atlanta, GA	283,915	4	100%	3.4%
Baltimore, MD	235,149	4	97%	2.8%
Central, PA	1,193,851	11	99%	14.4%
Chicago, IL	683,710	6	100%	8.2%
Cincinnati, OH	79,800	1	100%	1.0%
Cleveland, OH	64,000	1	100%	0.8%
Columbus, OH	98,800	1	100%	1.2%
Denver, CO	160,368	2	100%	1.9%
Des Moines, IA	88,000	1	65%	1.1%
Detroit, MI	512,724	7	87%	6.2%
Indianapolis, IN	1,587,127	6	98%	19.1%
Milwaukee, WI	233,693	4	4%	2.8%
Minneapolis/St. Paul, MN	592,716	4	98%	7.1%
Nashville, TN	160,661	1	100%	1.9%
N. New Jersey	194,157	3	100%	2.3%
Philadelphia, PA	1,397,511	28	96%	16.8%
Phoenix, AZ	61,780	1	100%	0.7%
Salt Lake City, UT	241,894	2	99%	2.9%
S. New Jersey	45,770	1	88%	0.6%
St. Louis, MO	245,000	2	100%	3.0%
Tampa, FL	44,427	1	100%	0.5%
Other(a)	99,000	3	100%	1.2%

Total or Average	8,304,053	94	97%	100.0%

(a)	Properties are located in Austin, TX.

(b)	Includes only in-service properties.

Property Acquisition Activity

During 2006, the Consolidated Operating Partnership acquired 79 industrial properties totaling approximately 9.7 million square feet of GLA at a total purchase price of approximately $528.4 million, or approximately $54.47 per square foot. The Consolidated Operating Partnership also purchased several land parcels for an aggregate purchase price of approximately $35.0 million. The 79 industrial properties acquired have the following characteristics

				Average
	Number			Occupancy
Metropolitan Area	of Properties	GLA	Property Type	at 12/31/2006(b)

Atlanta, GA	2	192,000	Bulk/Regional Warehouse	71%
Chicago, IL(a)	1	25,313	Bulk Warehouse	N/A
Chicago, IL	4	652,944	Bulk Warehouse/Lt. Ind.	96%
Cleveland, OH	6	1,060,799	Bulk Warehouse/Lt. Ind.	85%
Cleveland, OH(a)	4	788,292	Bulk Warehouse	N/A
Columbus, OH(a)	1	744,800	Bulk Warehouse	N/A
Columbus, OH	1	207,827	Bulk/ Regional Warehouse	100%
Dallas, TX	2	628,243	Lt. Ind./Bulk Warehouse	100%
Denver, CO	3	300,638	Bulk Warehouse	97%
Detroit, MI	3	168,962	Manufacturing/Regional Warehouse	100%
Indianapolis, IN	1	209,380	Bulk Warehouse	100%
Los Angeles, CA	7	698,991	Light Industrial	63%
Milwaukee, WI	1	90,089	Regional Warehouse	100%
Minneapolis/St. Paul, MN	2	119,992	Lt. Ind./Regional Warehouse	100%
Philadelphia, PA(a)	1	87,000	Light Industrial	N/A
Phoenix, AZ	2	210,417	Bulk/Regional Warehouse	27%
Phoenix, AZ(a)	2	217,496	Bulk/Light Industrial	N/A
San Diego, CA	8	186,787	Lt. Ind./Regional Warehouse	45%
S. New Jersey	2	128,026	Light Industrial	51%
S. New Jersey(a)	1	37,875	R&D/Flex	N/A
Salt Lake City, UT	3	472,685	Lt. Ind. /Bulk/Regional Warehouse	100%
San Francisco, CA	1	143,750	Bulk Warehouse	100%
St. Louis, MO	2	1,186,423	Lt. Ind./Bulk Warehouse	100%
Tampa, FL	17	395,922	R&D/Flex	67%
Other(c)	2	698,794	Bulk Warehouse	100%

Total	79	9,653,445

(a)	Property was sold in 2006.

(b)	Includes only in-service properties.

(c)	Property is located in Omaha, NE, and Ajax, ON.

During 2006, the Other Real Estate Partnerships acquired 12 industrial properties and a land parcel totaling approximately 0.8 million square feet of GLA at a total purchase price of approximately $47.3 million, or $59.13 per square foot. The 12 industrial properties acquired have the following characteristics:

				Average
	Number			Occupancy
Metropolitan Area	of Properties	GLA	Property Type	at 12/31/2006(a)

Central, PA	2	81,200	Light Industrial	100%
Cincinnati, OH	1	79,800	Regional Warehouse	100%
Cleveland, OH	1	64,000	Light Industrial	100%
Columbus, OH	1	98,800	Regional Warehouse	100%
Denver, CO	1	49,968	Regional Warehouse	100%
Minneapolis/St. Paul, MN	1	60,597	Light Industrial	100%
Phoenix, AZ	1	61,780	Regional Warehouse	100%
Salt Lake City, UT	2	242,588	Bulk Warehouse/Light Industrial	98%
Tampa, FL	2	101,613	R&D/Flex	65%

Total	12	840,346

(a)	Includes only in-service properties.

Property Development Activity

During 2006, the Consolidated Operating Partnership placed in-service 16 developments totaling approximately 5.0 million square feet of GLA at a total cost of approximately $194.8 million, or approximately $38.96 per square foot. The placed in-service developments have the following characteristics:

			Average
			Occupancy
Metropolitan Area	GLA	Property Type	at 12/31/06

Chicago, IL	134,905	Bulk Warehouse	100%
Seattle, WA(a)	451,151	Bulk Warehouse	N/A
Atlanta, GA(a)	399,695	Regional Warehouse	N/A
Chicago, IL	167,556	Bulk Warehouse	100%
Indianapolis, IN(a)	158,928	Bulk Warehouse	N/A
Dallas, TX	201,500	Bulk Warehouse	100%
Flint, MI	80,000	R&D/Flex	100%
Byhalia, MS(a)	400,000	Bulk Warehouse	N/A
Atlanta, GA(a)	1,300,716	Bulk Warehouse	N/A
Shreveport, TX	646,000	Bulk Warehouse	100%
Houston, TX(a)	210,000	Bulk Warehouse	N/A
Houston, TX(a)	80,000	Regional Warehouse	N/A
Nashville, TN	300,000	Bulk Warehouse	100%
Detroit, MI	116,250	Manufacturing	100%
Chicago, IL	120,000	Bulk Warehouse	100%
Nashville, TN	275,000	Bulk Warehouse	100%

Total	5,041,701

(a)	Property was sold in 2006.

At December 31, 2006, the Consolidated Operating Partnership had 15 development projects not placed in service, totaling an estimated 2.5 million square feet and with an estimated completion cost of approximately $141.4 million. The Consolidated Operating Partnership estimates it will place in service 15 of the 15 projects in fiscal year 2007. There can be no assurance that the Consolidated Operating Partnership will place these projects in service in 2007 or that the actual completion cost will not exceed the estimated completion cost stated above.

At December 31, 2006, the Other Real Estate Partnerships had one development project not placed in service, totaling an estimated 0.3 million square feet and with an estimated completion cost of approximately $13.3 million. The Consolidated Operating Partnership estimates it will place in service the project in fiscal year 2007. There can be no assurance that the Consolidated Operating Partnership will place this project in service in 2007 or that the actual completion cost will not exceed the estimated completion cost stated above.

Property Sales

During 2006, the Consolidated Operating Partnership sold 109 industrial properties totaling approximately 16.0 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $895.0 million. The 109 industrial properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Atlanta, GA	3	2,017,366	R&D/Flex/Bulk Warehouse/Manufacturing
Baltimore, MD	5	636,073	Light Industrial/Bulk Warehouse
Central, PA	2	206,931	Bulk Warehouse
Chicago, IL	7	922,983	Bulk/Regional Warehouse/Manufacturing
Cincinnati, OH	11	913,041	Regional/Bulk Warehouse/Lt. Ind.
Cleveland, OH	5	1,250,292	Bulk Warehouse/Manufacturing
Columbus, OH	1	744,800	Bulk Warehouse
Dallas, TX	14	1,060,054	Bulk/Lt. Ind. Man/R&D/Flex/Regional
Denver, CO	2	63,287	Light Industrial
Detroit, MI	4	167,892	Bulk/Lt Ind./Regional Warehouse
Houston, TX	7	783,080	Bulk/Lt. Ind./R&D/Flex/Regional Warehouse
Indianapolis, IN	6	682,629	R&D/Flex/Bulk Warehouse/Lt. Ind. Warehouse
Los Angeles, CA	4	713,357	Bulk Warehouse /Lt. Ind.
Milwaukee, WI	5	1,000,263	Bulk/Regional Warehouse/Lt. Ind.
Minneapolis/St. Paul, MN	5	276,881	Manufacturing/R&D/Flex
N. New Jersey	1	92,400	Regional Warehouse
Nashville, TN	3	467,041	Bulk/Regional Warehouse/Manufacturing
Philadelphia, PA	2	99,038	Light Industrial
Phoenix, AZ	6	1,102,179	Bulk Warehouse/Lt. Ind.
Raleigh, NC	2	397,120	Bulk Warehouse/Manufacturing
S. New Jersey	2	58,883	R&D/Flex/Lt. Ind.
San Diego, CA	5	155,984	Bulk/Regional Warehouse
San Francisco, CA	1	143,750	Bulk Warehouse
Seattle, WA	1	451,151	Bulk Warehouse
St. Louis, MO	1	281,105	Bulk Warehouse
Tampa, FL	1	14,914	R&D/Flex
Other(a)	3	1,337,446	Bulk Warehouse

Total	109	16,039,940	Bulk Warehouse/Manufacturing

(a)	Properties are located in Malvern, AR, Sparks, NV, Byhalia, MS and Greenville, SC.

During 2006, the Other Real Estate Partnerships sold 16 industrial properties totaling approximately 1.1 million square feet of GLA. Total gross sales proceeds approximated $51.8 million. The 16 properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Atlanta, GA	2	153,006	R&D/Flex/Bulk Warehouse
Detroit, MI	1	11,050	Light Industrial
Indianapolis, IN	3	173,577	Bulk/Regional Warehouse
Los Angeles, CA	7	105,005	R&D/Flex/Light Industrial
Philadelphia, PA	2	140,000	Light Industrial
Other(a)	1	490,500	Bulk Warehouse

	16	1,073,138

(a)	Property is located in Sparks, NV.

Property Acquisitions, Developments and Sales Subsequent to Year End

From January 1, 2007 to February 22, 2007, the Consolidated Operating Partnership acquired 53 industrial properties (including 41 properties in connection with the purchase of the 90% equity interest from the institutional investor in the September 1998 Joint Venture on January 31, 2007) and several land parcels for a total estimated investment of approximately $110.8 million. The Consolidated Operating Partnership also sold 14 industrial properties for approximately $74.4 million of gross proceeds during this period.

During the period January 1, 2007 through February 22, 2007, the Other Real Estate Partnerships acquired two industrial properties for a total estimated investment of approximately $25.1 million.

Tenant and Lease Information

The Consolidated Operating Partnership has a diverse base of over 2,300 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2006, approximately 94% of the GLA of the Consolidated Operating Partnership’s in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.2% of the Consolidated Operating Partnerships’ and Other Real Estate Partnerships’ combined rent revenues, nor did any single tenant or group of related tenants occupy more than 1.6% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s combined total GLA as of December 31, 2006.

The following table shows scheduled lease expirations for all leases for the Consolidated Operating Partnership’s in service properties as of December 31, 2006.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
	Leases		GLA	Under Expiring	Annual Base Rent
Year of Expiration(1)	Expiring	GLA Expiring(2)	Expiring	Leases	Expiring(2)
				(In thousands)

2007	646	10,602,435	19%	46,399	19%
2008	517	10,356,794	18%	43,865	18%
2009	470	8,827,704	16%	39,923	16%
2010	264	6,152,216	11%	28,468	11%
2011	228	5,393,224	10%	27,071	11%
2012	73	1,922,365	3%	9,356	4%
2013	44	3,167,767	6%	12,525	5%
2014	20	968,820	2%	4,885	2%
2015	26	1,796,541	3%	5,169	2%
2016	27	2,250,640	4%	8,036	3%
Thereafter	27	5,083,055	8%	22,674	9%

Total	2,342	56,521,561	100%	$248,371	100.0%

(1)	Lease expirations as of December 31, 2006 assume tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 3,784,881 aggregate square feet.

The Other Real Estate Partnerships have a diverse base of more than 250 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2006, approximately 97% of the GLA of the Other Real Estate Partnerships’ in-service properties was leased.

The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships’ properties in — service as of December 31, 2006.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
	Leases		GLA	Under Expiring	Annual Base Rent
Year of Expiration(1)	Expiring	GLA Expiring(2)	Expiring	Leases	Expiring(2)
				(In thousands)

2007	70	1,975,323	24.5%	8,550	23%
2008	49	1,972,781	24.4%	8,742	23%
2009	47	1,211,447	15.0%	6,266	17%
2010	36	908,391	11.2%	4,075	11%
2011	26	830,743	10.3%	4,708	12%
2012	8	255,026	3.2%	1,202	3%
2013	7	333,599	4.1%	1,503	4%
2014	3	173,697	2.2%	563	1%
2015	4	379,708	4.7%	1,828	5%
2016	NA	NA	NA	NA	NA
Thereafter	1	37,765	0.5%	252	1%

Total	251	8,078,480	100.0%	$37,689	100.0%

(1)	Lease expirations as of December 31, 2006 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)	Does not include existing vacancies of 225,573 aggregate square feet.

Item 3.	Legal Proceedings

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

There is no established public trading market for the general partner and limited partner units. As of February 22, 2007, there were 244 holders of record of general partner and limited partner units (“Unit”).

Beginning with the third quarter of 1994, the Operating Partnership has made consecutive quarterly distributions to its partners with respect to general partner and limited partner units since the initial public offering of the Company in June 1994. The current indicated annual distribution rate with respect to general partner and limited partner units is $2.84 per Unit ($.7100 per Unit per quarter). The Operating Partnership’s ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, its general partner, after the priority distributions required under the Operating Partnership’s partnership agreement have been made with respect to Preferred Units out of any funds legally available for that purpose.

The following table sets forth the distributions per Unit paid or declared by the Operating Partnership during the periods noted:

Distribution
Quarter Ended	Declared

December 31, 2006	$0.7100
September 30, 2006	$0.7000
June 30, 2006	$0.7000
March 31, 2006	$0.7000
December 31, 2005	$0.7000
September 30, 2005	$0.6950
June 30, 2005	$0.6950
March 31, 2005	$0.6950

For the year ended December 31, 2006, the Operating Partnership issued 31,473 Units valued, in the aggregate, at $1.3 million in exchange for interests in certain properties.

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

The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 include the results of operations of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership’s audited financial statements. The results of operations of properties sold are presented in discontinued operations if such properties met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposition and (b) the Consolidated Operating Partnership will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2006, 2005, 2004, 2003 and 2002 include the balances of the Consolidated Operating Partnership as derived from the Consolidated Operating Partnership’s audited financial statements.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
	(In thousands, except per unit and property data)

Statement of Operations Data:
Total Revenues	$346,489	$286,653	$234,902	$210,460	$198,189
Interest Income	947	1,075	2,025	1,698	121
Mark-to-Market/(Loss) Gain on Settlement of Interest Rate Protection Agreement	(3,112)	811	1,583	—	—
Property Expenses	(115,644)	(96,283)	(78,859)	(72,701)	(65,409)
Expenses from Build to Suit Development for Sale	(10,263)	(15,574)	—	—	—
General and Administrative Expense	(76,631)	(54,846)	(38,912)	(25,607)	(19,230)
Interest Expense	(121,130)	(108,164)	(98,458)	(94,637)	(87,069)
Amortization of Deferred Financing Costs	(2,664)	(2,122)	(1,928)	(1,761)	(1,858)
Depreciation and Other Amortization	(126,264)	(92,853)	(70,369)	(54,158)	(44,637)
Gain (Loss) from Early Retirement of Debt(a)	—	82	(515)	—	(888)
Equity in Income of Other Real Estate Partnerships	33,531	48,212	29,203	43,332	53,038
Equity in Income of Joint Ventures	30,671	3,698	35,840	539	463
Income Tax Benefit	8,920	14,022	7,937	5,495	2,125

(Loss) Income from Continuing Operations	(35,150)	(15,289)	22,449	12,660	34,845
Income from Discontinued Operations
(Including Gain on Sale of Real Estate of $196,622, $102,926 $81,806, $74,797 and $37,106 for the Years Ended December 31, 2006, 2005, 2004, 2003 and 2002 respectively)	207,184	120,273	103,969	114,899	90,956
Provision for Income Taxes Allocable to Discontinued Operations (Including $47,511, $20,529, $8,659, $2,154 and $1,538 allocable to Gain on Sale of Real Estate for the Years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively)	(50,140)	(23,583)	(11,005)	(3,689)	(2,680)
Gain on Sale of Real Estate	6,195	28,686	15,112	9,594	16,408
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(2,119)	(10,871)	(5,371)	(2,408)	(3,111)

Net Income	125,970	99,216	125,154	131,056	136,418
Redemption of Preferred Units	(672)	—	(7,959)	—	(3,707)
Preferred Unit Distributions	(21,424)	(10,688)	(14,488)	(20,176)	(23,432)

Net Income Available to Unitholders	$103,874	$88,528	$102,707	$110,880	$109,279

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
	(In thousands, except per unit and property data)

(Loss) Income from Continuing Operations Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$(1.05)	$(0.17)	$0.21	$(0.01)	$0.46

Diluted	$(1.05)	$(0.17)	$0.21	$(0.01)	$0.46

Net Income Available to Unitholders Per Weighted Average Unit Outstanding:
Basic	$2.05	$1.81	$2.18	$2.45	$2.38

Diluted	$2.05	$1.81	$2.16	$2.44	$2.37

Distributions Per Unit	$2.8100	$2.7850	$2.7500	$2.7400	$2.7250

Weighted Average Number of Units Outstanding:
Basic	50,703	48,968	47,136	45,322	45,841

Diluted	50,703	48,968	47,467	45,443	46,079

Net Income	$125,970	$99,216	$125,154	$131,056	$136,418
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection
Agreements	(1,729)	—	6,816	—	1,772
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	(159)	—	—	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(2,800)	(1,414)	106	251	(126)
Amortization of Interest Rate Protection Agreements	(912)	(1,085)	(512)	198	176

Comprehensive Income	$120,529	$96,558	$131,564	$131,505	$138,240

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,826,588	$2,896,937	$2,486,414	$2,352,026	$2,316,970
Real Estate, After Accumulated Depreciation	2,424,091	2,541,182	2,165,411	2,056,338	2,055,595
Real Estate Held for Sale, Net	115,961	16,840	50,286	—	7,040
Investment in and Advances to Other Real Estate Partnerships	371,390	378,864	339,967	374,906	377,776
Total Assets	3,235,366	3,230,465	2,721,151	2,633,262	2,585,805
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	1,834,658	1,811,322	1,572,473	1,451,269	1,402,069
Total Liabilities	2,051,706	2,016,827	1,711,429	1,570,195	1,525,587
Partners’ Capital	1,183,660	1,213,638	1,009,722	1,063,067	1,060,218
Other Data:
Cash Flow From Operating Activities	$66,898	$82,831	$81,015	$91,266	$138,453
Cash Flow From Investing Activities	119,866	(404,742)	5,570	18,115	11,007
Cash Flow From Financing Activities	(178,451)	325,653	(83,516)	(109,381)	(149,460)
Total In-Service Properties	764	786	726	729	798
Total In-Service GLA, in Square Feet	60,306,452	61,674,426	52,330,335	48,527,601	49,867,755
In-Service Occupancy Percentage	94%	92%	91%	90%	89%

(a)	In 2005, the Consolidated Operating Partnership wrote off $.05 million of financing fees related to the Consolidated Operating Partnership’s previous line of credit agreement, which was amended and restated on August 23, 2005. In addition, the Consolidated Operating Partnership paid $.3 million of finance fees and wrote off a loan premium of $.4 million on a mortgage loan payable which was assumed by the buyers of the related properties on July 13, 2005. In 2004, the Consolidated Operating Partnership paid off and retired a mortgage loan. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $0.5 million, which is comprised of the write-off of unamortized deferred financing costs and a prepayment penalty. In 2002, the Consolidated Operating Partnership paid off and retired certain senior unsecured debt. The Consolidated Operating Partnership recorded a loss from the early retirement of debt of approximately $0.9 million, which is comprised of the amount paid above the carrying amount of the senior unsecured debt and the write-off of pro rata unamortized deferred financing costs and legal costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included herein in Item 1A, “Risk Factors” and in the Operating Partnership’s other filings with the SEC.

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is the Company with an approximate 87.3% ownership interest at December 31, 2006. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $325 million. The Company is a REIT as defined in the Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.7% interest in the Operating Partnership at December 31, 2006.

The Operating Partnership or First Industrial Investment, Inc. is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Investment, Inc., (together with the Operating Partnership and the L.L.C.’s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. The Operating Partnership also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership. The Operating Partnership or First Industrial Investment, Inc., through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides asset and property management services to, six joint ventures which invest in industrial properties (the “September 1998 Joint Venture,” the “May 2003 Joint Venture,” the “March 2005 Joint Venture,” the “September 2005 Joint Venture,” the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a seventh joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture, the September 2005 Joint venture, the March 2006 Co-Investment Program and the July 2006 Joint Venture; the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

The financial statements of the Operating Partnership report the L.L.C.s and First Industrial Investment, Inc. on a consolidated basis and the Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Profits, losses and distributions of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained in the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

As of December 31, 2006, the Consolidated Operating Partnership owned 764 in-service industrial properties, containing an aggregate of approximately 60.3 million square feet of GLA. On a combined basis, as of December 31, 2006, the Other Real Estate Partnerships owned 94 in-service industrial properties, containing an aggregate of approximately 8.3 million square feet of GLA. Of the 94 industrial properties owned by the Other Real Estate Partnerships at December 31, 2006, 22 are held by the Financing Partnership, 13 are held by the Securities Partnership, ten are held by the Mortgage Partnership, 34 are held by the Pennsylvania Partnership, nine are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD. and one is held by FI Development Services, L.P.

Management believes the Consolidated Operating Partnership’s financial condition and results of operations are, primarily, a function of the Consolidated Operating Partnership’s and its joint ventures’ performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

The Consolidated Operating Partnership generates revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of its and its joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Consolidated Operating Partnership’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Consolidated Operating Partnership’s and its joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Consolidated Operating Partnership’s and its joint ventures’ properties (as discussed below), for the Consolidated Operating Partnership’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The leasing of property also entails various risks, including the risk of tenant default. If the Consolidated Operating Partnership were unable to maintain or increase occupancy rates and rental rates at the Consolidated Operating Partnership’s and its joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Consolidated Operating Partnership’s revenue growth would be limited. Further, if a significant number of the Consolidated Operating Partnership’s or its joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if the Consolidated Operating Partnership or its joint ventures were unable to rent their properties on favorable terms, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its and its joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership itself, and through its various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership’s and its joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership and its joint ventures face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, the Consolidated Operating Partnership and its joint ventures may not be able to finance the acquisition and development opportunities they identify. If the Consolidated Operating Partnership and its joint ventures were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

Currently, the Consolidated Operating Partnership utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured line of credit and proceeds from the issuance, when and as warranted, of additional equity securities to finance future acquisitions and developments, and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Consolidated Operating Partnership’s financial condition and results of operations, as it impacts the Consolidated Operating Partnership’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

CRITICAL ACCOUNTING POLICIES

The Consolidated Operating Partnership’s significant accounting policies are described in more detail in Note 3 to the consolidated financial statements. The Consolidated Operating Partnership believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	The Consolidated Operating Partnership maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Consolidated Operating Partnership’s tenants to satisfy outstanding billings with the Consolidated Operating Partnership. The allowance for doubtful accounts is an estimate based on the Consolidated Operating Partnership’s assessment of the creditworthiness of its tenants.

•	Properties are classified as held for sale when management of the Consolidated Operating Partnership has approved the sales of such properties. When properties are classified as held for sale, the Consolidated Operating Partnership ceases depreciating the properties and estimates the values of such properties and measures them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will reclassify such property as held and used. The Consolidated Operating Partnership estimates the value of such property and measures it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the estimated sales price of the property the estimated costs to close the sale.

•	The Consolidated Operating Partnership reviews its properties on a quarterly basis for possible impairment and provides a provision if impairments are determined. The Consolidated Operating Partnership utilizes the guidelines established under Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) to determine if impairment conditions exist. The Consolidated Operating Partnership reviews the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, the Consolidated Operating Partnership will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The calculation of the fair value involves subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and the discount rate used to present value the cash flows.

•	The Consolidated Operating Partnership analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the Consolidated Operating Partnership’s financial statements based on standards set forth under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, the Consolidated Operating Partnership does not consolidate any of its joint venture investments because either the joint venture has been determined not to be a variable interest entity or it has been determined the Consolidated Operating Partnership is not the primary beneficiary. The Consolidated Operating Partnership’s assessment of whether they are the primary beneficiary of a variable interest involves the consideration of various factors including the form of our ownership interest, the Company’s representation on the entity’s governing body, the size of the Consolidated Operating Partnership’s investment and future cash flows of the entity.

•	The Consolidated Operating Partnership capitalizes (direct and certain indirect) costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development, renovations or rehabilitation up to the time the property is substantially complete. The determination and calculation of certain indirect costs requires estimates by the Consolidated Operating Partnership. Amounts included in capitalized costs are included in the investment basis of real estate assets.

•	The Consolidated Operating Partnership is engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with FAS No. 141, “Business Combinations” (“FAS 141”), the Consolidated Operating Partnership is required to allocate purchase price between land, building, tenant improvements, leasing commissions, intangible assets and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. The Consolidated Operating Partnership also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on the Consolidated Operating Partnership’s assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The Consolidated Operating Partnership’s net income available to unitholders was $103.9 million and $88.5 million for the years ended December 31, 2006 and December 31, 2005, respectively. Basic and diluted net income available to unitholders was $2.05 and $2.05 per unit, respectively, for the year ended December 31, 2006, and $1.81 and $1.81 per unit, respectively, for the year ended December 31, 2005.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2006 and December 31, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions made prior to January 1, 2005 that were not placed in service as of December 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The future revenues and expenses may vary materially from historical rates.

At December 31, 2006 and 2005, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 92.0% and 91.2%, respectively.

	2006	2005	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$222,703	$222,283	$420	0.2%
Acquired Properties	82,876	15,578	67,298	432.0%
Sold Properties	25,475	69,769	(44,294)	(63.5)%
Properties Not In-service	20,528	16,526	4,002	24.2%
Other	30,048	19,098	10,950	57.3%

	381,630	343,254	38,376	11.2%
Discontinued Operations	(35,141)	(56,601)	21,460	(37.9)%

Total Revenues	$346,489	$286,653	$59,836	20.9%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $67.3 million due to the 228 properties totaling approximately 28.1 million square feet of GLA acquired subsequent to December 31, 2004. Revenues from sold properties decreased $44.3 million due to the 191 industrial properties totaling approximately 26.7 million square feet of GLA sold subsequent to December 31, 2004. Revenues from properties not in service increased by approximately $4.0 million due primarily to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $11.0 million due primarily to an increase in joint venture fees, partially offset by a decrease in assignment fees.

	2006	2005	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$76,080	$74,077	$2,003	2.7%
Acquired Properties	28,380	5,184	23,196	447.5%
Sold Properties	7,799	32,368	(24,569)	(75.9)%
Properties Not In-service	8,805	8,242	563	6.8%
Other	15,429	11,324	4,105	36.3%

	136,493	131,195	5,298	4.0%
Discontinued Operations	(10,586)	(19,338)	8,752	(45.3)%

Total Property Expenses	$125,907	$111,857	$14,050	12.6%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties increased $2.0 million or 2.7% primarily due to an increase of $1.4 million in utility expense attributable to increases in gas and electric costs, an increase of $0.4 million in real estate tax expense, and an increase of $0.4 million in repair and maintenance. Property expenses from acquired properties increased by $23.2 million due to properties acquired subsequent to December 31, 2004 and due to an increase in build-to-suit-for-sale expenses of $10.3 million. Property expenses from sold properties decreased by $24.6 million due to properties sold subsequent to December 31, 2004, and due to a decrease in build-to-suit-for-sale expenses of $15.6 million. Property expenses from properties not in service increased $0.5 million due primarily to an increase in properties placed in service in 2006 and 2005. Other expense increased by $4.1 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $21.8 million, or 39.7%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

	2006	2005	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$72,578	$73,599	$(1,021)	(1.4)%
Acquired Properties	42,875	9,929	32,946	331.8%
Sold Properties	9,189	17,895	(8,706)	(48.7)%
Properties Not In-service and Other	13,702	9,602	4,100	42.7%
Corporate Furniture, Fixtures and Equipment	1,913	1,371	542	39.5%

	140,257	112,396	27,861	24.8%
Discontinued Operations	(13,993)	(19,543)	5,550	(28.4)%

Total Depreciation and Other Amortization	$126,264	$92,853	$33,411	36.0%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $32.9 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $8.7 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $4.1 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the year ended December 31, 2006. Amortization of corporate furniture, fixtures and equipment increased $0.5 million due primarily to expansion and improvement to corporate offices.

Interest income remained relatively unchanged.

In April 2006, the Consolidated Operating Partnership entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. The Consolidated Operating Partnership settled the interest rate protection agreements and paid the counterparties $2.9 million. In October 2005, the Consolidated Operating Partnership, through First Industrial Investment, Inc., entered into an interest rate protection agreement which hedged the change in value of a build-to-suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement did not qualify for hedge accounting. The Consolidated Operating Partnership recognized a loss of $0.2 million related to this interest rate protection agreement for the year ended December 31, 2006. Both transactions are recognized in the mark-to-market/(loss) gain on settlement of interest rate protection agreements caption on the consolidated statement of operations.

The Consolidated Operating Partnership recognized a $0.6 million gain related to the settlement/mark-to-market of two interest rate protection agreements the Consolidated Operating Partnership entered into during 2005 in order to hedge the change in value of a build to suit development project as well as $0.2 million in deferred gain that was reclassified out of other comprehensive income relating to a settled interest rate protection agreement that no longer qualified for hedge accounting.

Interest expense increased by $13.0 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2006 ($1,879.9 million), as compared to the year ended December 31, 2005 ($1,687.8 million) and an increase in the weighted average interest rate for the year ended December 31, 2006 (6.72%), as compared to the year ended December 31, 2005 (6.62%). This was partially offset by an increase in capitalized interest for the year ended December 31, 2006 due to an increase in development activities.

Amortization of deferred financing costs increased by approximately $0.5 million, or 25.5%, due primarily to financing fees incurred associated with the amendment and restatement of the Consolidated Operating Partnership’s Unsecured Line of Credit I in August 2005, the issuance of the 2016 Notes in January 2006 and the issuance of the 2011 Exchangeable Notes in September 2006.

The Consolidated Operating Partnership recognized approximately $0.08 million of gain on the early retirement of debt for the year ended December 31, 2005, comprised of $0.05 million write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes a payment of $0.3 million of fees and a write-off of loan premium of $0.4 million on a $13.7 million mortgage loan which was assumed by the buyers of the related properties on July 13, 2005.

Equity in income of Other Real Estate Partnerships decreased by $14.7 million primarily due to a decrease in gain on sale of real estate.

Equity in income of joint ventures increased by approximately $27.0 million due primarily to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the year ended December 31, 2006.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased by $22.9 million in the aggregate, due primarily to an increase in the gain on sale of real estate, joint venture fees, equity in net income of joint ventures, partially offset by an increase in interest expense and an increase in general and administrative expense within the Consolidated Operating Partnership’s taxable REIT subsidiary.

The $6.2 million gain on sale of real estate for the year ended December 31, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $28.7 million gain on sale of real estate for the year ended December 31, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the years ended December 31, 2006 and December 31, 2005.

	Year Ended
	December 31,
	2006	2005

Total Revenues	$35,141	$56,601
Property Expenses	(10,586)	(19,338)
Interest Expense	—	(373)
Depreciation and Amortization	(13,993)	(19,543)
Provision for Income Taxes Allocable to Operations	(2,629)	(3,054)
Gain on Sale of Real Estate	196,622	102,926
Provision for Income Taxes Allocable to Gain on Sale	(47,511)	(20,529)

Income from Discontinued Operations	$157,044	$96,690

Income from discontinued operations, net of income taxes, for the year ended December 31, 2006 reflects the results of operations and gain on sale of real estate of $196.6 million relating to 109 industrial properties that were sold during the year ended December 31, 2006 and the results of operations from 25 properties identified as held for sale at December 31, 2006.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2005 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2006, 25 properties identified as held for sale at December 31, 2006, the results of operations and gain on sale of real estate of $102.9 million from the 73 industrial properties which were sold during the year ended December 31, 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The Consolidated Operating Partnership’s net income available to unitholders was $88.5 million and $102.7 million for the years ended December 31, 2005 and December 31, 2004, respectively. Basic and diluted net income available to unitholders was $1.81 and $1.81 per unit, respectively, for the year ended December 31, 2005, and $2.18 and $2.16 per unit, respectively, for the year ended December 31, 2004.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2005 and December 31, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions made prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

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

	2005	2004	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$212,949	$213,742	$(793)	(0.4)%
Acquired Properties	50,864	11,613	39,251	338.0%
Sold Properties	19,273	40,725	(21,452)	(52.7)%
Properties Not In-service	40,779	22,159	18,620	84.0%
Other	19,389	8,768	10,621	121.1%

	343,254	297,007	46,247	15.6%
Discontinued Operations	(56,601)	(62,105)	5,504	(8.9)%

Total Revenues	$286,653	$234,902	$51,751	22.0%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $39.3 million due to properties acquired subsequent to December 31, 2003. Revenues from sold properties decreased $21.5 million due to properties sold subsequent to December 31, 2003. Revenues from properties not in service increased by approximately $18.6 million due primarily to build-to-suit-for-sale revenues of $16.2 million. Other revenues increased by approximately $10.6 million due primarily to an increase in joint venture fees due to new joint ventures and assignment fees.

	2005	2004	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$71,972	$68,842	$3,130	4.5%
Acquired Properties	15,079	3,668	11,411	311.1%
Sold Properties	7,051	13,812	(6,761)	(49.0)%
Properties Not In-service	25,252	8,018	17,234	214.9%
Other	11,841	6,355	5,486	86.3%

	131,195	100,695	30,500	30.3%
Discontinued Operations	(19,338)	(21,836)	2,498	(11.4)%

Total Property Expenses	$111,857	$78,859	$32,998	41.8%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties increased $3.1 million or 4.5% primarily due to an increase of $0.8 million in utility expense attributable to increases in water, gas and electric costs, an increase of $1.1 million in repair and maintenance attributable to increases in snow removal expense and an increase of $0.6 million in real estate tax expense. Property expenses from acquired properties increased by $11.4 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $6.8 million due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service increased $17.2 million due primarily to build-to-suit-for-sale costs of $15.6 million. Other expense increased by $5.5 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $15.9 million, or 40.9%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

	2005	2004	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$66,785	$62,897	$3,888	6.2%
Acquired Properties	27,011	3,759	23,252	618.6%
Sold Properties	6,075	11,510	(5,435)	(47.2)%
Properties Not In-service and Other	11,154	8,421	2,733	32.5%
Corporate Furniture, Fixtures and Equipment	1,371	1,279	92	7.2%

	112,396	87,866	24,530	27.9%
Discontinued Operations	(19,543)	(17,497)	(2,046)	11.7%

Total Depreciation and Other Amortization	$92,853	$70,369	$22,484	32.0%

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

During the year ended December 31, 2005. The Consolidated Operating Partnership recognized a $0.6 million gain related to the settlement/mark-to-market of two interest rate protection agreements that the Consolidated Operating Partnership entered into during 2005 in order to hedge the change in value of a build to suit development project as well as $0.2 million in deferred gain that was reclassified out of other comprehensive income relating to a settled interest rate protection agreement that no longer qualified for hedge accounting.

In March 2004, the Consolidated Operating Partnership entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million. In May 2004, the Consolidated Operating Partnership reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the year ended December 31, 2004. In November 2004, the Consolidated Operating Partnership settled an interest rate protection agreement for $0.3 million that had been designated as a cash flow hedge of $50.0 million of a forecasted debt issuance. Hedge ineffectiveness in the amount of $0.1 million, due to a mismatch in the forecasted debt issuance dates, was recognized in net income. The remaining $0.2 million is included in other comprehensive income and was reclassified into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

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

The Consolidated Operating Partnership recognized a $0.08 million gain on the early retirement of debt for the year ended December 31, 2005. This includes $0.05 million write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes a payment of $0.3 million of fees and a write-off of loan premium of $0.4 million on a $13.7 million mortgage loan which was assumed by the buyers of the related properties on July 13, 2005. The loss on early retirement of debt of approximately $0.5 million for the year ended December 31, 2004 is comprised of the write-off of unamortized deferred financing costs, a loan premium and a prepayment penalty related to the early pay off and retirement of a $4.8 million mortgage loan.

Equity in income of Other Real Estate Partnerships increased by $19.0 million primarily due to an increase in gain on sale of real estate.

Equity in income of joint ventures decreased by $32.1 million due primarily to the Consolidated Operating Partnership’s allocation of gain and earn out from the sale of all the properties in December 2001 Joint Venture and the Consolidated Operating Partnership’s recognition of the deferred gain on its initial sale of certain properties to the December 2001 Joint Venture recognized in the year ended December 31, 2004.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased by $12.0 million, in the aggregate, due primarily to an increase in the gain on sale of real estate and joint venture fees partially offset by an increase in general and administrative expense and interest expense in the Consolidated Operating Partnership’s taxable REIT subsidiary.

The $28.7 million gain on sale of real estate for the year ended December 31, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $15.1 million gain on sale of real estate for the year ended December 31, 2004 resulted from the sale of four industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the years ended December 31, 2005 and December 31, 2004.

	Year Ended
	December 31,
	2005	2004

Total Revenues	$56,601	$62,105
Property Expenses	(19,338)	(21,836)
Interest Expense	(373)	(609)
Depreciation and Amortization	(19,543)	(17,497)
Provision for Income Taxes Allocable to Operations	(3,054)	(2,346)
Gain on Sale of Real Estate	102,926	81,806
Provision for Income Taxes Allocable to Gain on Sale	(20,529)	(8,659)

Income from Discontinued Operations	$96,690	$92,964

Income from discontinued operations, net of income taxes, for the year ended December 31, 2005 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2006, the results of operations and gain on sale of real estate of $102.9 million relating to 73 industrial properties that were sold during the year ended December 31, 2005 and the results of operations of 25 properties that were identified as held for sale at December 31, 2006.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2004 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2006 and 2005, 25 properties identified as held for sale at December 31, 2006, the results of operations of industrial properties that were sold during the year ended December 31, 2004 as well as the gain on sale of real estate of $81.8 million from the 86 industrial properties which were sold during the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Consolidated Operating Partnership’s cash and cash equivalents was approximately $15.1 and restricted cash was approximately $16.0 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Consolidated Operating Partnership exchanges industrial properties under Section 1031 of the Code.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership’s 7.6% Notes due 2007, in the aggregate principal amount of $150.0 million, are due on May 15, 2007. The Company expects to satisfy the maturity of the 2007 Notes with the issuance of additional debt. With the exception of the 2007 Notes, the Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company’s REIT qualification under the Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and additional Units and preferred Units. As of December 31, 2006 and February 22, 2007, approximately $300.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Consolidated Operating Partnership also may finance the development or acquistion of additional properties through borrowings under the Unsecured Line of Credit I. At December 31, 2006, borrowings under the Unsecured Line of Credit I bore interest at a weighted average interest rate of 6.058%. As of February 22, 2007, the Consolidated Operating Partnership, through the

Operating Partnership, had approximately $210.6 million available in additional borrowings under the Unsecured Line of Credit I. The Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .625% or the Prime Rate, at the Company’s election. The Unsecured Line of Credit I contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The Consolidated Operating Partnership’s access to borrowings may be limited if it fails to meet any of these covenants. Also, the Consolidated Operating Partnership’s borrowing rate on its Unsecured Line of Credit I may increase in the event of a downgrade on the Consolidated Operating Partnership’s unsecured notes by the rating agencies.

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

Year Ended December 31, 2006

Net cash provided by operating activities of approximately $66.9 million for the year ended December 31, 2006 was comprised primarily of net income of approximately $126.0 million, the net change in operating assets and liabilities of approximately $4.4 million, and net distributions from joint ventures of $1.0 million, offset by adjustments for non-cash items of approximately $64.5 million. The adjustments for the non-cash items of approximately $64.5 million are primarily comprised of the gain on sale of real estate of approximately $202.8 million and the effect of the straight-lining of rental income of approximately $9.1 million, offset by depreciation and amortization of approximately $145.5 million and the provision for bad debt of $1.9 million.

Net cash provided by investing activities of approximately $119.9 million for the year ended December 31, 2006 was comprised primarily of the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, distributions from the Other Real Estate Partnerships and distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions and investments in the Consolidated Operating Partnership’s joint ventures.

During the year ended December 31, 2006, the Consolidated Operating Partnership sold 109 industrial properties comprising approximately 16.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 109 industrial properties and several land parcels were approximately $895.0 million.

During the year ended December 31, 2006, the Consolidated Operating Partnership acquired 79 industrial properties comprising approximately 9.7 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $563.4 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Consolidated Operating Partnership also substantially completed the development of 15 industrial properties comprising approximately 5.0 million square feet of GLA at an estimated cost of approximately $188.6 million.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, contributed approximately $50.6 million to, and received distributions of approximately $51.4 million from, the Operating Partnership’s industrial real estate joint ventures. As of December 31, 2006, the Operating Partnership’s industrial real estate joint ventures owned 255 industrial properties comprising approximately 26.0 million square feet of GLA.

Net cash used in financing activities of approximately $178.5 million for the year ended December 31, 2006 was derived primarily of the redemption of preferred units, general partnership and limited partnership units and preferred general partnership unit distributions, net repayments under the Consolidated Operating

Partnership’s Unsecured Line of Credit I, the repurchase of restricted units and net repayments on mortgage loans payable, partially offset by the issuance of preferred units and senior unsecured debt and net proceeds from the exercise of stock options.

For the year ended December 31, 2006, certain directors and employees of the Company exercised 125,780 non-qualified employee stock options. Net proceeds to the Company were approximately $3.7 million. The Consolidated Operating Partnership, through the Operating Partnership, issued 125,780 Units to the Company.

During the year ended December 31, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 16,232 shares of restricted common stock to certain directors. The Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $12.2 million on the date of grant. The restricted common stock vests over a period of three years for awards granted to employees and generally over a period of five years for awards granted to directors. Compensation expense will be charged to earnings over the respective vesting periods.

For the year ended December 31, 2006, the Operating Partnership issued 31,473 Units valued, in the aggregate, at $1.3 million in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership’s financial statements as limited partner contributions.

On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II, which had a borrowing capacity of $125.0 million and matured on March 15, 2006.

On January 10, 2006, the Company, through the Operating Partnership, issued the 2016 Notes. Net of offering costs, the Company received net proceeds of $197.5 million from the issuance of 2016 Notes. In December 2005, the Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Company settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1.7 million which is included in other comprehensive income.

On January 13, 2006, the Company redeemed the Series I Preferred Stock for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $0.4 million. The Operating Partnership also redeemed the Series I Preferred Units.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Net proceeds were contributed to the Consolidated Operating Partnership in exchange for General Partner Preferred Units.

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Net proceeds were contributed to the Consolidated Operating Partnership in exchange for General Partner Preferred Units.

On September 25, 2006, the Consolidated Operating Partnership issued $175.0 million of senior unsecured debt which bears interest at 4.625% (the “Exchangeable Notes”). Under certain circumstances, the holders of the Exchangeable Notes may exchange their notes for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. The Consolidated Operating Partnership also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-allotment Option”). On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes issued and outstanding is $200,000. In connection with the offering of the Exchangeable Notes, the Operating Partnership entered into capped call transactions in order to increase the effective exchange price. The aggregate cost of the capped call transactions was approximately $6.8 million.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2006 (In thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases*	$41,649	$2,561	$4,417	$3,504	$31,167
Real Estate Development*	92,740	92,740	—	—	—
Long-term Debt	1,847,077	152,884	343,112	422,905	928,176
Interest Expense on Long Term Debt*	921,160	100,967	189,078	162,359	468,756

Total	$2,902,626	$349,152	$536,607	$588,768	$1,428,099

*	Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes or to support purchase obligations. At December 31, 2006, the Consolidated Operating Partnership has $9.0 million in outstanding letters of credit, none of which are reflected as liabilities on the Consolidated Operating Partnership’s balance sheet. The Consolidated Operating Partnership has no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table above.

Environmental

The Consolidated Operating Partnership incurred environmental costs of approximately $0.4 million and $0.3 million in 2006 and 2005, respectively. The Consolidated Operating Partnership estimates 2007 costs of approximately $0.4 million. The Consolidated Operating Partnership estimates that the aggregate cost which needs to be expended in 2007 and beyond with regard to currently identified environmental issues will not exceed approximately $1.2 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Consolidated Operating Partnership or another responsible party. This estimate was determined by a third party evaluation.

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

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at December 31, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2006, $1,627.7 million (approximately 88.7% of total debt at December 31, 2006) of the Consolidated Operating Partnership’s debt was fixed rate debt and $207.0 million (approximately 11.3% of total debt at December 31, 2006) of the Consolidated Operating Partnership’s debt was variable rate debt. Currently, the Consolidated Operating Partnership does not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2006, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2006 by approximately $55.2 million to $1,659.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2006 by approximately $59.1 million to $1,774.2 million.

The use of derivative financial instruments allows the Consolidated Operating Partnership to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2006, we had two outstanding interest rate swaps with aggregate notional amount of $145.0 million which fix the interest rate on a forecasted offering of debt.

Subsequent Events

On January 2, 2007, the Operating Partnership paid fourth quarter 2006 distributions of $53.91 per Unit on its Series C Preferred Units, totaling, in the aggregate, approximately $1.1 million; a dividend of $4,531.30 per Unit on its Series J Preferred Units, totaling, in the aggregate, approximately $2.7 million; and a dividend of $4,531.30 per Unit on its Series K Preferred Units, totaling, in the aggregate, approximately $0.9 million.

On January 22, 2007, the Operating Partnership paid a fourth quarter 2006 distribution of $.7100 per Unit, totaling approximately $36.6 million.

On February 28, 2007, the Consolidated Operating Partnership declared a first quarter 2007 distribution of $.7100 per Unit which is payable on April 16, 2007. The Consolidated Operating Partnership also declared first quarter 2007 preferred unit distributions of $53.91 per Unit, on its Series C Preferred Units, totaling, in the aggregate, approximately $1.1 million, which is payable on April 2, 2007; semi-annual dividends of $3,118.00 per Unit on its Series F Preferred Units, totaling, in the aggregate, approximately $1.6 million, which is payable on April 2, 2007; semi-annual dividends of $3,618.00 per Unit on its Series G Preferred Units, totaling, in the aggregate, approximately $0.9 million, which is payable on April 2, 2007; a dividend of $4,531.30 per Unit on its Series J Preferred Units, totaling, in the aggregate, approximately $2.7, which is payable on April 2, 2007; and a dividend of $4,531.30 per Unit on its Series K Preferred Units, totaling, in the aggregate, approximately $0.9 million, which is payable on April 2, 2007.

From January 1, 2007 to February 22, 2007, the Company awarded 1,598 shares of restricted common stock to certain directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $0.1 million on the date of grant. The restricted common stock vests over a period of five years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2007 to February 22, 2007, the Consolidated Operating Partnership acquired 53 industrial properties (including 41 properties in connection with the purchase of the 90% equity interest from the institutional investor in the September 1998 Joint Venture on January 31, 2007) and several land parcels for a total estimated investment of approximately $110.8 million. The Consolidated Operating Partnership also sold 14 industrial properties for approximately $74.4 million of gross proceeds during this period.

Related Party Transactions

The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2006, 2005 and 2004, this relative received approximately $0.3, $0.3 and $0.03 million in brokerage commissions.

Other

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Consolidated Operating Partnership determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Consolidated Operating Partnership is required to apply the guidance of FIN 48 beginning January 1, 2007. The Consolidated Operating Partnership is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on the Consolidated Operating Partnership’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on pages 56 to 57 included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Consolidated Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Consolidated Operating Partnership’s periodic reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Consolidated Operating Partnership’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Management of the Consolidated Operating Partnership has assessed the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management of the Consolidated Operating Partnership has concluded that, as of December 31, 2006, the Consolidated Operating Partnership’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm on pages 56-57 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Consolidated Operating Partnership’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Consolidated Operating Partnership’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence and Principal Accountant Fees and Services

The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated or furnished, solely to the extent required by such item, from the Company’s definitive proxy statement, which is expected to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year. Information from the Company’s definitive proxy statement shall not be deemed to be “filed” or “soliciting material,” or subject to liability for purposes of Section 18 of the Exchange Act to the maximum extent permitted under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page 55.

(3) Exhibits:

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.6	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.7	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.8	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.10	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.12	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibit
No.		Description

4.13		Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.14		Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)
4.15		Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.16		Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)
4.17		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated June 17, 2004, File No. 333-21873)
4.18		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.19		Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.20		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.21		Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
10.1		Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)
10.2		Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of August 23, 2005, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed August 25, 2005, File No. 1-13102)
12	.1*	Computation of ratios of earnings to fixed charges of First Industrial, L.P.
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. [1-13102])
23*		Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32**		Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.6	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.7	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.8	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.10	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.12	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibit
No.		Description

4.13		Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.14		Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)
4.15		Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.16		Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)
4.17		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated June 17, 2004, File No. 333-21873)
4.18		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.19		Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.20		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.21		Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
10.1		Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)
10.2		Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of August 23, 2005, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed August 25, 2005, File No. 1-13102)
12	.1*	Computation of ratios of earnings to fixed charges of First Industrial, L.P.
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. [ 1-13102)]
23*		Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32**		Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

FIRST INDUSTRIAL, L.P.

OTHER REAL ESTATE PARTNERSHIPS

FIRST INDUSTRIAL, L.P.

FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENT SCHEDULE
Schedule III: Real Estate and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:

We have completed integrated audits of First Industrial, L.P.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (“the Consolidated Operating Partnership”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Consolidated Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Consolidated Operating Partnership changed the manner in which it accounts for stock-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Consolidated Operating Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Consolidated Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Consolidated Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Consolidated Operating Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois
March 1, 2007

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$498,025	$490,359
Buildings and Improvements	2,297,988	2,340,504
Construction in Progress	30,575	66,074
Less: Accumulated Depreciation	(402,497)	(355,755)

Net Investment in Real Estate	2,424,091	2,541,182

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $9,688 and $1,622 at December 31, 2006 and December 31, 2005	115,961	16,840
Investments in and Advances to Other Real Estate Partnerships	371,390	378,864
Cash and Cash Equivalents	15,124	6,811
Restricted Cash	15,970	14,945
Tenant Accounts Receivable, Net	6,571	7,627
Investments in Joint Ventures	55,614	44,330
Deferred Rent Receivable, Net	24,721	21,520
Deferred Financing Costs, Net	15,210	10,907
Deferred Leasing Intangibles, Net	75,958	70,879
Prepaid Expenses and Other Assets, Net	114,756	116,560

Total Assets	$3,235,366	$3,230,465

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$77,926	$54,929
Senior Unsecured Debt, Net	1,549,732	1,298,893
Unsecured Lines of Credit	207,000	457,500
Accounts Payable and Accrued Expenses	128,691	116,249
Deferred Leasing Intangibles, Net	17,402	22,169
Rents Received in Advance and Security Deposits	26,097	27,578
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $183 at December 31, 2006	2,310	—
Dividends Payable	42,548	39,509

Total Liabilities	2,051,706	2,016,827

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,550 and 21,500 units issued and outstanding at December 31, 2006 and 2005, respectively), with a liquidation preference of $325,000 and $312,500, respectively	314,208	303,068
General Partner Units (45,010,630 and 44,444,710 units issued and outstanding at December 31, 2006 and 2005, respectively)	730,493	773,921
Unamortized Value of General Partnership Restricted Units	—	(16,825)
Limited Partners’ Units (6,558,442 and 6,740,742 units issued and outstanding at December 31, 2006 and 2005, respectively)	150,758	159,832
Accumulated Other Comprehensive Loss	(11,799)	(6,358)

Total Partners’ Capital	1,183,660	1,213,638

Total Liabilities and Partners’ Capital	$3,235,366	$3,230,465

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(In thousands except per unit data)

Revenues:
Rental Income	$234,941	$192,856	$174,509
Tenant Recoveries and Other Income	101,008	77,556	60,393
Build to Suit Development for Sale Revenues	10,540	16,241	—

Total Revenues	346,489	286,653	234,902

Expenses:
Property Expenses	115,644	96,283	78,859
General and Administrative	76,631	54,846	38,912
Depreciation and Other Amortization	126,264	92,853	70,369
Expenses from Build to Suit Development for Sale	10,263	15,574	—

Total Expenses	328,802	259,556	188,140

Other Income/Expense:
Interest Income	947	1,075	2,025
Mark-to-Market/(Loss) Gain on Settlement of Interest Rate Protection Agreements	(3,112)	811	1,583
Interest Expense	(121,130)	(108,164)	(98,458)
Amortization of Deferred Financing Costs	(2,664)	(2,122)	(1,928)
Gain (Loss) From Early Retirement of Debt	—	82	(515)

Total Other Income/Expense	(125,959)	(108,318)	(97,293)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(108,272)	(81,221)	(50,531)
Equity in Income of Other Real Estate Partnerships	33,531	48,212	29,203
Equity in Income of Joint Ventures	30,671	3,698	35,840
Income Tax Benefit	8,920	14,022	7,937

(Loss) Income from Continuing Operations	(35,150)	(15,289)	22,449
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $196,622, $102,926 and $81,806 for the Years Ended December 31, 2006, 2005 and 2004, respectively)	207,184	120,273	103,969
Provision for Income Taxes Allocable to Discontinued Operations (Including $47,511, $20,529 and $8,659 allocable to Gain on Sale of Real Estate for the Year Ended December 31, 2006, 2005 and 2004, respectively)	(50,140)	(23,583)	(11,005)

Income Before Gain on Sale of Real Estate	121,894	81,401	115,413
Gain on Sale of Real Estate	6,195	28,686	15,112
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(2,119)	(10,871)	(5,371)

Net Income	125,970	99,216	125,154
Less: Preferred Unit Distributions	(21,424)	(10,688)	(14,488)
Less: Redemption of Preferred Units	(672)	—	(7,959)

Net Income Available to Unitholders	$103,874	$88,528	$102,707

Basic Earnings Per Unit:
(Loss) Income from Continuing Operations Available to Unitholders	$(1.05)	$(0.17)	$0.21

Income from Discontinued Operations	$3.10	$1.97	$1.97

Net Income Available to Unitholders	$2.05	$1.81	$2.18

Weighted Average Units Outstanding	50,703	48,968	47,136

Diluted Earnings Per Unit:
(Loss) Income from Continuing Operations Available to Unitholders	$(1.05)	$(0.17)	$0.21

Income from Discontinued Operations	$3.10	$1.97	$1.96

Net Income Available to Unitholders	$2.05	$1.81	$2.16

Weighted Average Units Outstanding	50,703	48,968	47,467

Distributions Per Unit	$2.8100	$2.7850	$2.7500

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL , LP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)

Net Income	$125,970	$99,216	$125,154
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	(1,729)	—	6,816
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	(159)	—
Mark-to-Market of Interest Rate Protection Agreements	(2,800)	(1,414)	106
Amortization of Interest Rate Protection Agreements	(912)	(1,085)	(512)

Comprehensive Income	$120,529	$96,558	$131,564

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)

General Partner Preferred Units — Beginning of Year	$303,068	$121,584	$240,697
Distributions	(22,096)	(10,688)	(22,447)
Issuance of Preferred Units	192,624	181,484	194,424
Redemption of Preferred Units	(181,484)	—	(313,537)
Net Income	22,096	10,688	22,447

General Partner Preferred Units — End of Year	$314,208	$303,068	$121,584

General Partner Units — Beginning of Year	$773,921	$757,840	$687,721
Contributions and Issuance of General Partner Units	3,820	56,122	99,280
Issuance of General Partner Restricted Units	—	8,381	8,379
Call Spread	(6,835)	—	—
Repurchase and Retirement of Restricted Units/Units	(2,728)	(3,285)	(3,751)
Restricted Unit Forfeitures	—	(2,972)	(14,095)
Distributions	(125,986)	(120,995)	(114,569)
Unit Conversions	5,144	1,951	6,195
Amortization of General Partner Restricted Units	9,624	—	—
Reclassification to initially adopt SFAS No. 123R	(16,825)	—	—
Net Income	90,357	76,879	88,680

General Partner Units — End of Year	$730,492	$773,921	$757,840

Unamort. Value of Gen. Partner Restricted Units — Beg. of Year	$(16,825)	$(19,611)	$(19,035)
Issuance of General Partner Restricted Units	—	(8,381)	(8,379)
Amortization of General Partner Restricted Units	—	8,845	6,866
Restricted Unit Forfeitures	—	2,322	937
Reclassification to initially adopt SFAS No. 123R	16,825	—	—

Unamort. Value of Gen. Partner Restricted Units — End of Year	$—	$(16,825)	$(19,611)

Limited Partners Units — Beginning of Year	$159,832	$153,609	$163,794
Contributions and Issuance of Limited Partner Units	1,288	14,698	—
Distributions	(18,734)	(18,173)	(18,017)
Unit Conversions	(5,144)	(1,951)	(6,195)
Net Income	13,517	11,649	14,027

Limited Partners Units — End of Year	$150,759	$159,832	$153,609

Accum. Other Comprehensive Loss — Beginning of Year	$(6,358)	$(3,700)	$(10,110)
Settlement of Interest Rate Protection Agreements	(1,729)	—	6,816
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	(159)	—
Mark to Market of Interest Rate Protection Agreements	(2,800)	(1,414)	106
Amortization of Interest Rate Protection Agreements	(912)	(1,085)	(512)

Accum. Other Comprehensive Loss — End of Year	$(11,799)	$(6,358)	$(3,700)

Total Partners’ Capital at End of Year	$1,183,660	$1,213,638	$1,009,722

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, LP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,970	$99,216	$125,154
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	107,418	86,588	71,785
Amortization of Deferred Financing Costs	2,664	2,122	1,928
Other Amortization	35,462	31,031	20,661
Provision for Bad Debt	1,906	1,689	(1,474)
Mark-to-Market of /Loss on Settlement of Interest Rate Protection Agreements	(16)	(143)	—
Equity in Income of Joint Ventures	(30,671)	(3,698)	(34,990)
Distributions from Joint Ventures	31,664	3,866	34,990
Gain on Sale of Real Estate	(202,817)	(131,612)	(83,160)
(Gain) Loss on Early Retirement of Debt	—	(82)	515
Equity in Income of Other Real Estate Partnerships	(33,531)	(48,212)	(29,203)
Distributions from Investment in Other Real Estate Partnerships	33,531	48,212	29,203
Decrease (Increase) in Build to Suit Development for Sale Costs Receivable	5,883	(16,241)	—
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(15,550)	(13,835)	(53,510)
Increase in Deferred Rent Receivable	(9,092)	(7,485)	(5,254)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	14,077	31,415	4,370

Net Cash Provided by Operating Activities	66,898	82,831	81,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(742,414)	(846,033)	(469,668)
Net Proceeds from Sales of Investments in Real Estate	857,670	478,937	324,919
Investments in and Advances to Other Real Estate Partnerships	(43,098)	(122,606)	(68,134)
Distributions/Repayments from Other Real Estate Partnerships	50,572	83,709	103,073
Contributions to and Investments in Joint Ventures	(32,773)	(45,175)	(5,422)
Distributions from Joint Ventures	19,734	2,971	15,535
Repayment and Sale of Mortgage Loans Receivable	11,200	58,375	44,418
(Increase) Decrease in Restricted Cash	(1,025)	(14,920)	60,849

Net Cash Provided by (Used in) Investing Activities	119,866	(404,742)	5,570

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	3,462	55,754	86,121
Proceeds from the Issuance of Preferred Units	200,000	187,500	200,000
Preferred Unit Offering Costs	(7,103)	(5,906)	(5,576)
Unit Distributions	(143,858)	(137,672)	(130,220)
Repurchase of Restricted Units	(2,660)	(3,285)	(3,751)
Redemption of Preferred Units	(182,156)	—	(321,438)
Preferred Unit Distributions	(19,248)	(8,162)	(13,256)
Repayments of Mortgage Loans Payable	(10,263)	(1,951)	(5,931)
Proceeds from Mortgage Loan Payable	—	1,167	1,400
Proceeds from Senior Unsecured Debt	399,306	—	134,496
Other (Costs) Proceeds from Senior Unsecured Debt	(1,729)	—	6,816
Repayment of Senior Unsecured Debt	(150,000)	(50,000)	—
Proceeds from Unsecured Lines of Credit	779,300	647,500	581,000
Repayments on Unsecured Lines of Credit	(1,029,800)	(357,500)	(609,400)
Call Spread	(6,835)	—	—
Cost of Debt Issuance and Prepayment Fees	(6,867)	(1,792)	(3,777)

Net Cash (Used by) Provided by Financing Activities	(178,451)	325,653	(83,516)

Net Increase in Cash and Cash Equivalents	8,313	3,742	3,069
Cash and Cash Equivalents, Beginning of Period	6,811	3,069	—

Cash and Cash Equivalents, End of Period	$15,124	$6,811	$3,069

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.3% and 86.8% ownership interest at December 31, 2006 and 2005, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $325,000. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 12.7% and 13.2% interest in the Operating Partnership at December 31, 2006 and 2005, respectively.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Investment, Inc. (together with the Operating Partnership and the L.L.C.’s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. The Operating Partnership or First Industrial Investment, Inc. also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P, (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD. and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnership’s operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership. The Operating Partnership or First Industrial Investment, Inc., through separate wholly-owned limited liability companies in which it is also the sole member, also owns minority equity interests in, and provides various services to, six joint ventures which invest in industrial properties (the “September 1998 Joint Venture,” the “May 2003 Joint Venture,” the “March 2005 Joint Venture,” the “September 2005 Joint Venture,” the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”). The Operating Partnership, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provides various services to, a seventh joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture, the September 2005 Joint Venture, the March 2006 Co-Investment Program and the July 2006 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The operating data of the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting.

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of December 31, 2006, the Consolidated Operating Partnership owned 831 industrial properties (inclusive of developments in progress), containing an aggregate of approximately 67.5 million square feet (unaudited) of gross leasable area (“GLA”). On a combined basis, as of December 31, 2006, the Other Real Estate Partnerships owned 100 industrial properties, containing an aggregate of approximately 9.4 million square feet (unaudited) of GLA.

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

The consolidated financial statements of the Consolidated Operating Partnership at December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004 include the accounts and operating results of the Operating Partnership, the L.L.C.s and First Industrial Investment, Inc. on a consolidated basis. Such financial statements present the Operating Partnership’s limited partnership interests in each of the Other Real Estate Partnerships and the Consolidated Operating Partnership’s minority equity interests in the Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2006 and 2005, and the reported amounts of revenues and expenses for each of the years ended December 31, 2006, 2005 and 2004. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

At December 31, 2006 and 2005, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. The Consolidated Operating Partnership reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Consolidated Operating Partnership reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Consolidated Operating Partnership estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Consolidated Operating Partnership will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Consolidated Operating Partnership ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Consolidated Operating Partnership decides not to sell a property previously classified as held for sale, the Consolidated Operating Partnership will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. To calculate the fair value of properties held for sale, the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Operating Partnership deducts from the estimated sales price of the property the estimated costs to close the sale. The Consolidated Operating Partnership classifies properties as held for sale when management of the Consolidated Operating Partnership has approved the properties for sale.

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

The Consolidated Operating Partnership accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, the Consolidated Operating Partnership allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. The Consolidated Operating Partnership allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

The purchase price is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Consolidated Operating Partnership’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Consolidated Operating Partnership’s consolidated statements of operations. The value of in-place lease intangibles and tenant relationships, which are included as components of Deferred Leasing Intangibles, Net, are amortized over the remaining lease term and expected renewal periods of the respective lease as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases the in-place lease value and tenant relationships is immediately written off.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total assets consist of the following:

	December 31,	December 31,
	2006	2005

In-Place Leases	$73,341	$71,818
Less: Accumulated Amortization	(13,832)	(5,829)

	$59,509	$65,989

Above Market Leases	$5,049	$6,524
Less: Accumulated Amortization	(1,680)	(1,634)

	$3,369	$4,890

Tenant Relationships	$14,080	$—
Less: Accumulated Amortization	(1,000)	—

	$13,080	$—

Deferred Leasing Intangibles included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	December 31,	December 31,
	2006	2005

Below Market Leases	$22,873	$25,058
Less: Accumulated Amortization	(5,471)	(2,889)

	$17,402	$22,169

Amortization expense related to deferred leasing intangibles, was $11,029, $6,624, and $1,620 for the years ended December 31, 2006, 2005, and 2004 respectively. The Consolidated Operating Partnership will recognize net amortization expense related to the deferred leasing intangibles over the next five years as follows:

2007	$16,754
2008	$14,633
2009	$12,726
2010	$10,793
2011	$9,203

Build to Suit for Sale Revenues and Expenses

During 2006 and 2005, First Industrial Investment, Inc. entered into contracts with third parties to construct industrial properties. The build-to-suit for sale contracts require the purchase price to be paid at closing. The Consolidated Operating Partnership uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1 “Accounting for Performance of Construction- Type and Certain Production-Type Contracts”. During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets ($10,263 at December 31, 2006 and $15,574 at December 31, 2005) and revenues and expenses are recognized in continuing operations.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $13,863 and $12,517 at December 31, 2006 and 2005, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

Stock Based Compensation

Effective January 1, 2006 the Consolidating Operating Partnership adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“FAS 123R”), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock based Compensation” for all new issuances of stock based compensation. At January 1, 2006, the Consolidated Operating Partnership did not have any unvested option awards and the Consolidated Operating Partnership had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Consolidated Operating Partnership to recognize a cumulative effect of a change in accounting principle. The Consolidated Operating Partnership did reclassify $16,825 from the Unearned Value of General Partnership’s Restricted Units caption within Partner’s Capital to General Partner Units during the year ended December 31, 2006 in accordance with the provisions of FAS 123R.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2003, the Consolidated Operating Partnership accounted for its stock incentive plans under the recognition measurement principles of Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Consolidated Operating Partnership’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the years ended December 31, 2005 and 2004:

	For the Year Ended
	2005	2004

Net Income Available to Unitholders — as reported	$88,528	$102,707
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders — as reported	—	—
Less: Total Stock-Based Employee Compensation Expense — Determined Under the Fair Value Method	(100)	(420)

Net Income Available to Unitholders — pro forma	$88,428	$102,287

Net Income Available to Unitholders per Unit — as reported — Basic	$1.81	$2.18
Net Income Available to Unitholders per Unit — pro forma — Basic	$1.81	$2.17
Net Income Available to Unitholders per Unit — as reported — Diluted	$1.81	$2.16
Net Income Available to Unitholders per Unit — pro forma — Diluted	$1.81	$2.15
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected dividend yield	N/A	N/A
Expected stock price volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life of options	N/A	N/A

The Consolidated Operating Partnership did not issue any options in 2005 and 2004.

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

The Consolidated Operating Partnership provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $783 and $111 as of December 31, 2006 and 2005, respectively. For accounts receivable the Consolidated Operating Partnership deems uncollectible, the Consolidated Operating Partnership uses the direct write-off method.

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

A provision has been made for federal income taxes in the accompanying consolidated financial statements for activities conducted in its taxable REIT subsidiary, First Industrial Investment, Inc. which has been accounted for under FASB Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

The Consolidated Operating Partnership is subject to certain state and local income, excise and franchise taxes. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance. State and local income taxes are included in the provision/benefit for income taxes which is allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

Earnings Per Unit (“EPU”)

Net income per weighted average general partnership and limited partnership unit (the “Units”) — basic is based on the weighted average Units outstanding (excluding restricted units that have not yet vested). Net income per weighted average Unit — diluted is based on the weighted average Units outstanding (excluding restricted units that have not yet vested) plus the dilutive effect of the Company’s in-the-money employee stock options, restricted stock and 2011 Exchangeable Notes (hereinafter defined) that result in the issuance of general partnership units. See Note 11 for further disclosure about earnings per unit.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Discontinued Operations

On January 1, 2002, the Consolidated Operating Partnership adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Consolidated Operating Partnership as a result of the disposal transaction and (b) the Consolidated Operating Partnership will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on its consolidated financial position or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Consolidated Operating Partnership determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Consolidated Operating Partnership is required to apply the guidance of FIN 48 beginning January 1, 2007. The Consolidated Operating Partnership is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Consolidated Operating Partnership does not expect that the implementation of this statement will have a material effect on its consolidated financial position or results of operations.

In December 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 00-19-2, “Accounting for Registration Payment Arrangements.” The guidance specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The guidance is effective for periods beginning after December 15, 2006. EITF 00-19-2 is not expected to impact its results of operations, financial position, or liquidity.

4.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	December 31,	December 31,
	2006	2005

ASSETS
Assets:
Investment in Real Estate, Net	$330,223	$309,013
Other Assets, Net	59,363	87,866

Total Assets	$389,586	$396,879

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$—	$2,380
Other Liabilities	15,024	12,492

Total Liabilities	15,024	14,872
Partners’ Capital	374,562	382,007

Total Liabilities and Partners’ Capital	$389,586	$396,879

Condensed Combined Statements of Operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Total Revenues (including Interest Income)	$50,156	$39,197	$34,710
Property Expenses	(14,586)	(12,179)	(11,314)
General and Administrative	(149)	(123)	(24)
Interest Expense	(11)	(175)	(178)
Amortization of Deferred Financing Costs	(2)	(4)	(3)
Depreciation and Other Amortization	(19,642)	(12,867)	(9,556)
Equity in Income of Joint Ventures	—	—	1,461

Income from Continuing Operations	15,766	13,849	15,096
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $16,820, $29,213, and $6,439 for the years ended December 31, 2006, 2005 and 2004	18,173	33,788	12,724
(Loss) Gain on Sale of Real Estate	(124)	863	1,643

Net Income	$33,815	$48,500	$29,463

5.	Investments in Joint Ventures

On September 28, 1998, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is its sole member, entered into a joint venture arrangement (the “September 1998 Joint Venture”) with an institutional investor to invest in industrial properties. At

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the Consolidated Operating Partnership, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a ten percent equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture (See Note 17).

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

On May 16, 2003, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. The Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Investment, Inc., owns a 15% equity interest in the May 2003 Joint Venture and provides property management services to the May 2003 Joint Venture.

On March 18, 2005, the Consolidated Operating Partnership, through First Industrial Investment, Inc., entered into a joint venture arrangement (the “March 2005 Joint Venture”) with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Investment, Inc., owns a 10% equity interest in the March 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the March 2005 Joint Venture.

On September 7, 2005, the Consolidated Operating Partnership, through First Industrial Investment, Inc., entered into a joint venture arrangement (the “September 2005 Joint Venture”) with an institutional investor to invest in, own and operate certain industrial properties. The Consolidated Operating Partnership, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Investment, Inc., owns a 10% equity interest in the September 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the September 2005 Joint Venture.

On March 21, 2006, the Consolidated Operating Partnership, through separate wholly-owned limited liability companies of which it is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Operating Partnership, through separate wholly-owned limited liability companies of the Operating Partnership or First Industrial Investment, Inc. member, owns a 15% equity interest in and provides property management, asset management and leasing management services to the March 2006 Co-Investment Program.

On July 21, 2006, the Consolidated Operating Partnership, through a wholly-owned limited liability company of First Industrial Investment, Inc., entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Consolidated Operating Partnership, through a wholly-owned limited liability companies in which First Industrial Investment, Inc. is the sole member, owns a 10% equity interest in and provides property management, asset management, development management and leasing management services to the July 2006 Joint Venture.

As of December 31, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet (unaudited) of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet (unaudited) of GLA, the March 2005 Joint Venture owned 42 industrial properties comprising approximately 3.9 million square feet (unaudited) of GLA and several land parcels, the September 2005 Joint Venture owned 148 industrial properties comprising approximately 10.3 million square feet (unaudited) of GLA and several land parcels, the March 2006 Co-Investment Program owned 13 industrial properties comprising approximately 5.9 million square feet (unaudited) of GLA (of which the Consolidated Operating Partnership has an equity interest in 12 industrial properties comprising approximately 5.0 million square feet (unaudited) of GLA) and the July 2006 Joint Venture owned several land parcels.

During the year ended December 31, 2006, the Consolidated Operating Partnership sold several land parcels to the March 2005 Joint Venture for a sales price of $12.3 million. During the year ended December 31, 2005, the Consolidated Operating Partnership sold seven properties and several land parcels to the March 2005 Joint Venture for a sales price of $89.0 million. The Consolidated Operating Partnership deferred 10% of the gain from these sales in 2006 and 2005, which is equal to the Consolidated Operating Partnership’s economic interest in the March 2005 Joint Venture. In 2006, the March 2005 Joint Venture sold three properties and several parcels of land to third parties. As a result of the sales, the Consolidated Operating Partnership recognized the unamortized portion of the previously deferred gains from the original sales to the March 2005 Joint Venture in Equity in Income of Joint Ventures. If the Consolidated Operating Partnership repurchases any of the properties or land parcels, the 10% deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

During the year ended December 31, 2006, the Consolidated Operating Partnership earned acquisition fees from the May 2003 Joint Venture, the September 2005 Joint Venture and the March 2006 Co-Investment Program. During the year ended December 31, 2005, the Company earned acquisition fees from the May 2003 Joint Venture and the September 2005 Joint Venture. The Consolidated Operating Partnership deferred 15% of the acquisition fees earned from the May 2003 Joint Venture and the March 2006 Co-Investment Program activity and 10% of the acquisition earned fees from the September 2005 Joint Venture. The deferrals reduced the Consolidated Operating Partnership’s investment in the joint ventures and are amortized into income over the life of the properties, generally 25 to 40 years.

At December 31, 2006 and 2005, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $7,967 and $3,354, respectively, which relates to development, leasing, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures, reimbursement for general contractor expenditures made by a wholly owned subsidiary of the Consolidated Operating Partnership who is acting in the capacity of the developer for several development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2006, 2005 and 2004, the Consolidated Operating Partnership invested the following amounts in its Joint Ventures as well as received distributions and recognized fees (included within Other Income) from acquisition, disposition, property management, leasing, development, general contractor, incentive and asset management services in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Contributions	$29,194	$43,311	$3,676
Distributions	$51,398	$6,837	$50,525
Fees	$22,507	$8,301	$2,689

The combined summarized financial information of the investments in joint ventures is as follows

	December 31,	December 31,
	2006	2005

Condensed Combined Balance Sheets
Gross Real Estate Investment	$1,685,969	$1,410,389
Less: Accumulated Depreciation	(72,398)	(30,497)

Net Real Estate	1,613,571	1,379,892
Other Assets	224,048	256,233

Total Assets	$1,837,619	$1,636,125

Debt	$1,276,001	$1,174,296
Other Liabilities	108,430	46,962
Equity	453,188	414,867

Total Liabilities and Equity	$1,837,619	$1,636,125

Consolidated Operating Partnership’s share of Equity	$53,151	$44,772
Basis Differentials(1)	2,463	(442)

Carrying Value of the Consolidated Operating Partnership’s investments in joint ventures	$55,614	$44,330

(1)	This amount represents the aggregate difference between the Consolidated Operating Partnership’s historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals related to properties the Consolidated Operating Partnership sold to the Joint Ventures, certain acquisition costs which are not reflected at the joint venture level and incentive payments the Consolidated Operating Partnership has earned but has not received.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004

Condensed Combined Statements of Operations
Total Revenues	$163,443	$59,411	$32,353
Expenses
Operating and Other	55,070	16,128	11,593
Interest	61,524	20,995	7,712
Depreciation and Amortization	90,842	32,150	12,540

Total Expenses	207,436	69,273	31,845

Gain on Sale of Real Estate	94,352	10,761	81,431

Net Income	50,359	899	81,939

Consolidated Operating Partnership’s share of Net Income	$30,671	$3,698	$35,840

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Lines of Credit

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans, senior unsecured debt and unsecured lines of credit:

	Outstanding		Interest Rate	Effective Interest
	Balance at		At	Rate at
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2006	Maturity Date

Mortgage Loans Payable, Net	$77,926	$54,929	5.50% — 9.25%	4.58% — 9.25%	July 2009 — September 2024
Unamortized Premiums	(2,919)	(3,522)

Mortgage Loans Payable, Gross	$75,007	$51,407

Senior Unsecured Debt, Net
2006 Notes	$—	$150,000	7.000%	7.22%	12/01/06
2007 Notes	149,998	149,992	7.600%	7.61%	05/15/07
2016 Notes	199,372	—	5.750%	5.91%	01/15/16
2017 Notes	99,895	99,886	7.500%	7.52%	12/01/17
2027 Notes	15,055	15,054	7.150%	7.11%	05/15/27
2028 Notes	199,831	199,823	7.600%	8.13%	07/15/28
2011 Notes	199,746	199,685	7.375%	7.39%	03/15/11
2012 Notes	199,270	199,132	6.875%	6.85%	04/15/12
2032 Notes	49,435	49,413	7.750%	7.87%	04/15/32
2009 Notes	124,893	124,849	5.250%	4.10%	06/15/09
2014 Notes	112,237	111,059	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	—	4.625%	4.63%	09/15/11

Subtotal	$1,549,732	$1,298,893

Unamortized Discounts	15,338	16,177

Senior Unsecured Notes, Gross	$1,565,070	$1,315,070

Unsecured Lines of Credit
Unsecured Line of Credit I	$207,000	$332,500	6.058%	6.058%	09/28/08
Unsecured Line of Credit II	—	125,000	N/A	N/A	N/A

Unsecured Lines of Credit Total	$207,000	$457,500

Mortgage Loans Payable, Net

During 2006, in conjunction with the acquisition of several industrial properties, the Consolidated Operating Partnership assumed mortgages in the aggregate of $33,866. In conjunction with the assumption of the loans, the Consolidated Operating Partnership recorded a premium in the amount of $116. Also during 2006, the Consolidated Operating Partnership paid off and retired $7,964 of mortgage loans payable. As of December 31, 2006, mortgage loans payable of $77,926 is collateralized by industrial properties with a carrying value of $124,470.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Unsecured Debt, Net

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

On September 25, 2006, the Consolidated Operating Partnership, through the Operating Partnership, issued $175,000 of senior unsecured debt which bears interest at a rate of 4.625% (the “2011 Exchangeable Notes”). The Consolidated Operating Partnership also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-allotment Option”). Holders of the 2011 Exchangeable Notes may exchange their notes for the Company’s common stock prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on July 15, 2011 and also under the following circumstances: 1) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price per share of the Company’s common stock for at least 20 trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the exchange price per share of the Company’s common stock in effect on the applicable trading day; 2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate; 3) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; 4) upon the occurrence of distributions of certain rights to purchase the Company’s common stock or certain other assets; or 5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange and is not quoted on the over-the-counter market as reported by Pink Sheets LLC or any similar organization, in each case, for 30 consecutive trading days. The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of the Company’s common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share and an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. If a change of control transaction described in the indenture relating to the 2011 Exchangeable Notes occurs and a holder elects to exchange notes in connection with any such transaction, holders of the 2011 Exchangeable Notes will be entitled to a make-whole amount in the form of an increase in the exchange rate. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the Company’s current regular quarterly dividend on its common stock of $0.70 per share. The 2011 Exchangeable Notes will be exchangeable for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. The 2011 Exchangeable notes mature on September 15, 2011, unless previously redeemed or repurchased by the Consolidated Operating Partnership or exchanged in accordance with their terms prior to such date. The issue price of the 2011 Exchangeable Notes was 98.0%. Interest is paid semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2007. The 2011 Exchangeable Notes are fully and unconditionally guaranteed by the Company. On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes issued and outstanding is $200,000. In connection with the Operating Partnership’s offering of the 2011 Exchangeable Notes, the Operating Partnership entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of the Company’s common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $6,835. The capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of the Company’s common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call will be accounted for as a hedge and included in shareholders’ equity because the derivative is indexed to the Company’s own stock and meets the scope exception in FAS 133.

On December 1, 2006, the Consolidated Operating Partnership paid off and retired its 7.0% 2006 Unsecured Notes in the amount of $150,000.

All of the Consolidated Operating Partnership’s senior unsecured debt (except for the 2011 Exchangeable Notes) contains certain covenants, including limitations on incurrence of debt and debt service coverage.

Unsecured Lines of Credit

The Consolidated Operating Partnership has maintained an unsecured revolving credit facility since 1997 (the “Unsecured Line of Credit”). On August 23, 2005, the Consolidated Operating Partnership amended and restated the Unsecured Line of Credit (the “Unsecured Line of Credit I”). The Unsecured Line of Credit I matures on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Consolidated Operating Partnership’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit I and any additional deferred financing fees incurred related to the Unsecured Line of Credit I are being amortized over the life of the Unsecured Line of Credit I in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, except for $51, which represents the write off of deferred financing costs and is included in the gain from early retirement of debt. The Unsecured Line of Credit I contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

In December 2005, the Consolidated Operating Partnership, through the Operating Partnership, entered into a non-revolving unsecured line of credit (the “Unsecured Line of Credit II”; together with the Unsecured Line of Credit I, the “Unsecured Lines of Credit”). The Unsecured Line of Credit II had a borrowing capacity of $125,000 and matured on March 15, 2006. The Unsecured Line of Credit II provided for interest only payments at LIBOR plus .625% or at Prime, at the Company’s election. The Consolidated Operating Partnership, through the Operating Partnership, paid off and retired the Unsecured Line of Credit II in January 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

2007	$152,884
2008	210,111
2009	133,001
2010	15,545
2011	407,360
Thereafter	928,176

Total	$1,847,077

Fair Value

At December 31, 2006 and 2005, the fair value of the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and Unsecured Line of Credit I were as follows:

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Mortgage Loans Payable	$77,926	$78,730	$54,929	$56,455
Senior Unsecured Debt	1,549,732	1,636,318	1,298,893	1,415,268
Unsecured Lines of Credit	207,000	207,000	457,500	457,500

Total	$1,834,658	$1,922,048	$1,811,322	$1,929,223

The fair value of the senior unsecured debt was determined by quoted market prices, if available. The fair values of the Consolidated Operating Partnership’s senior unsecured debt not valued by quoted market prices and mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the Unsecured Lines of Credit was equal to their carrying value due to the variable interest rate nature of the loans.

Other Comprehensive Income

In conjunction with the prior issuances of senior unsecured debt, the Consolidated Operating Partnership, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,182 of the Interest Rate Protection Agreements into net income as a decrease to interest expense.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2005, the Consolidated Operating Partnership entered into three interest rate protection agreements which fixed the interest rate on a forecasted offering of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each had a notional value of $48,700 and were effective from December 30, 2005 through December 30, 2015. The interest rate protection agreements fixed the LIBOR rate at 5.066% and 5.067%. The third interest rate protection agreement had a notional value of $48,700, is effective from January 19, 2006 through January 19, 2016, and fixed the LIBOR rate at 4.992%. The Consolidated Operating Partnership settled the three interest rate protection agreements on January 9, 2006 for a payment of $1,729, which is included in Other Comprehensive income. The settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense.

In April 2006, the Consolidated Operating Partnership entered into four interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each have a notional value of $72,900 and are effective from November 28, 2006 through November 28, 2016. The interest rate protection agreements fixed the LIBOR rate at 5.537%. The third and fourth interest rate protection agreements each have a notional value of $74,750, are effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.420% (the “2006 Interest Rate Protection Agreements”). In September 2006, the 2006 Interest Rate Protection Agreements failed to qualify for hedge accounting, since the actual debt issuance date was not within the range of dates the Consolidated Operating Partnership disclosed in its hedge designation. The Consolidated Operating Partnership settled the 2006 Interest Rate Protection Agreements and paid the counterparties $2,942. This amount is recognized in the mark-to-market/gain (loss) on settlement of interest rate protection agreements caption on the consolidated statements of operations.

7.	Partners’ Capital

The Operating Partnership has issued general partnership units and limited partnership units (together, the “Units”) and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, $.01 par value, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units had an aggregate liquidation priority of $325,000 and $312,500 as of December 31, 2006 and 2005, respectively. The Operating Partnership is required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the limited partnership units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Consolidated Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Unit Contributions:

On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co.,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as sales agent, in a controlled equity offering program. During the year ended December 31, 2004, the Company issued 1,333,600 shares of common stock under the controlled equity offering program and received net proceeds of $48,820. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued 1,333,600 General Partner Units to the Company in the same amount.

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The net proceeds of $48,775 received from the December 2005 Equity Offering were contributed to the Operating Partnership in exchange for 1,250,000 General Partner Units and are reflected in the Operating Partnership’s financial statements as a general partner contribution.

For the year ended December 31, 2005, the Operating Partnership issued 366,472 Limited Partner Units valued, in the aggregate, at $14,698 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership’s financial statements as limited partner contributions.

For the year ended December 31, 2006, the Operating Partnership issued 31,473 Limited Partner Units valued, in the aggregate, at $1,288 in exchange for interests in certain properties. These contributions are reflected in the Consolidated Operating Partnership’s financial statements as limited partner contributions.

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

For the year ended December 31, 2006, certain employees and directors of the Company exercised 125,780 non-qualified employee stock options. Net proceeds to the Company approximated $3,742. The gross proceeds from the option exercises were contributed to the Operating Partnership in exchange for Units and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner contribution.

During the years ended December 31, 2006, 2005 and 2004 the Company awarded 319,374, 200,042, and 216,617 restricted shares of common stock, respectively, to certain employees and certain directors of the Company. The Operating Partnership issued General Partner Units to the Company in the same amount.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll-forward of the General Partnership and Limited Partnership units outstanding, including unvested restricted units, for the three years ended December 31, 2006:

General Partnership and
Limited Partnership
Units Outstanding

Balance at December 31, 2003	46,554,382
Issuance of General Partner Units	2,621,082
Issuance of General Partner Restricted Units	216,617
Repurchase and Retirement of Restricted Units	(102,076)

Balance at December 31, 2004	49,290,005

Issuance of General Partner Units	1,480,942
Issuance of General Partner Restricted Units	200,042
Repurchase and Retirement of Restricted Units	(152,009)
Issuance of Limited Partner Units	366,472

Balance at December 31, 2005	51,185,452

Issuance of General Partner Units	125,780
Issuance of General Partner Restricted Units	319,374
Repurchase and Retirement of Restricted Units	(93,007)
Issuance of Limited Partner Units	31,473

Balance at December 31, 2006	51,569,072

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to the Operating Partnership in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25,000. Net of offering costs, the Company received net proceeds of $24,512 from the issuance of the Series G Preferred Stock which were contributed to the Operating Partnership in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Net of offering costs, the Company received net proceeds of $181,484 from the issuance of Series I Preferred Stock which were contributed to the Operating Partnership in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. The Operating Partnership redeemed the Series I Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $672 is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the year ended December 31, 2006.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to the Operating Partnership in exchange for

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series K Preferred Stock (hereinafter defined). The Series J Preferred Stock is not redeemable prior to January 15, 2011. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions:

The following table summarizes distributions declared for the past three years:

	Year Ended 2006		Year Ended 2005		Year Ended 2004
	Distribution	Total	Distribution	Total	Distribution	Total
	per Unit	Distribution	per Unit	Distribution	per Unit	Distribution

General Partner/Limited Partner Units	$2.8100	$144,720	$2.7850	$139,168	$2.7500	$132,585
Series C Preferred Units	$215.6240	$4,313	$215.6240	$4,313	$215.6240	$4,313
Series D Preferred Units	$—	$—	$—	$—	$86.6780	$4,334
Series E Preferred Units	$—	$—	$—	$—	$86.1320	$2,585
Series F Preferred Units	$6,236.0000	$3,118	$6,236.0000	$3,118	$3,724.2800	$1,861
Series G Preferred Units	$7,236.0000	$1,809	$7,236.0000	$1,809	$4,321.5000	$1,080
Series H Preferred Units	$—	$—	$—	$—	$629.5550	$315
Series I Preferred Units	$470.6667	$353	$1,930.2431	$1,448	$—	$—
Series J Preferred Units	$17,521.0000	$10,512	$—	$—	$—	$—
Series K Preferred Units	$6,595.6000	$1,319	$—	$—	$—	$—

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

In 2006, the Consolidated Operating Partnership acquired 79 industrial properties comprising, in the aggregate, approximately 9.7 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $563,431, excluding costs incurred in conjunction with the acquisition of properties. The Consolidated Operating Partnership also substantially completed development of 15 properties comprising approximately 5.0 million square feet (unaudited) of GLA at a cost of approximately $188,592. The Consolidated Operating Partnership reclassed the costs of substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of the above acquisitions is $33,434, $3,249, $17,439, and $(12,254), respectively, for the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2006. The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of 2006 acquisitions was 72, 70, 109 and 117 months, respectively.

The fair value of in-place leases, above market leases, and below market leases recorded as a result of the above acquisitions is $54,084, $4,997, and ($21,254), respectively, for the year ended December 31, 2005. The weighted average life in months of in-place leases, above market leases, and below market leases recorded as a result of 2005 acquisitions was 142, 78, and 126 months, respectively.

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

In 2005, the Consolidated Operating Partnership, through the Operating Partnership, sold 82 industrial properties comprising approximately 10.7 million square feet (unaudited) of GLA and several land parcels. Of the 82 industrial properties sold, seven industrial property sales were made to the March 2005 Joint Venture (see Note 5). Gross proceeds from the sales of the 82 industrial properties and several land parcels were approximately $561,622. The gain on sale of real estate was approximately $131,612, of which $102,926 is shown in discontinued operations. Seventy-three of the 82 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 73 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2006, the Consolidated Operating Partnership, through the Operating Partnership, sold 109 industrial properties comprising approximately 16.0 million square feet (unaudited) of GLA and several land parcels, totaling gross proceeds of $895,024. The gain on sale of real estate was approximately $202,817, of which $196,622 is shown in discontinued operations. The 109 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 109 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At December 31, 2006, the Consolidated Operating Partnership had 25 industrial properties comprising approximately 2.0 million square feet (unaudited) of GLA and certain land parcels held for sale. In accordance with FAS 144, the results of operations of the 25 industrial properties held for sale at December 31, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the years ended December 31, 2006, 2005 and 2004.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Total Revenues	$35,141	$56,601	$62,105
Property Expenses	(10,586)	(19,338)	(21,836)
Interest Expense	—	(373)	(609)
Depreciation and Amortization	(13,993)	(19,543)	(17,497)
Provision for Income Taxes Allocable to Operations	(2,629)	(3,054)	(2,346)
Gain on Sale of Real Estate	196,622	102,926	81,806
Provision for Income Taxes Allocable Gain on Sale of Real Estate	(47,511)	(20,529)	(8,659)

Income from Discontinued Operations	$157,044	$96,690	$92,964

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Supplemental Information to Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Interest paid, net of capitalized interest	$114,681	$107,397	$98,733

Interest capitalized	$5,063	$3,271	$1,304

Income Taxes Paid	$36,374	$36,080	$7,936

Supplemental schedule of noncash investing and financing activities:
Distribution payable on general and limited partner units	$36,613	$35,752	$34,255

Distribution payable on preferred units	$5,935	$3,757	$1,232

Exchange of Limited partnership units for General partnership units:
Limited partnership units	$(5,144)	$(1,951)	$(6,195)
General partnership units	5,144	1,951	6,195

	$—	$—	$—

In conjunction with property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(1,284)	$(4,248)	$(3,181)

Issuance of Operating Partnership Units	$(1,288)	$(14,698)	$—

Mortgage debt	$(33,982)	$(11,545)	$(18,244)

Foreclosed property acquisition and write-off of a Mortgage loan receivable	$—	$3,870	$—

Write off of fully depreciated assets	$25,655	$59,920	$21,487

In conjunction with certain property sales, the Company provided seller financing or assigned a mortgage loan payable:
Notes receivable	$11,200	$42,543	$30,250

Mortgage note payable	$—	$13,242	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Numerator:
(Loss) Income from Continuing Operations	$(35,150)	$(15,289)	$22,449
Gain on Sale of Real Estate	6,195	28,686	15,112
Less: Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(2,119)	(10,871)	(5,371)
Less: Preferred Unit Distributions	(21,424)	(10,688)	(14,488)
Less: Redemption of Preferred Units	(672)	—	(7,959)

(Loss) Income from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(53,170)	(8,162)	9,743
Income from Discontinued Operations	207,184	120,273	103,969
Less: Provision for Income Taxes Allocable to Discontinued Operations	(50,140)	(23,583)	(11,005)

Net Income Available to Unitholders — For Basic and Diluted EPU	$103,874	$88,528	$102,707

Denominator:
Weighted Average Units Outstanding — Basic	50,703,004	48,968,191	47,136,296
Effect of Dilutive Securities of the Company that Result in the Issuance of General Partner Units:
2011 Exchangeable Notes	—	—	—
Employee and Director Common Stock Options	—	—	227,423
Employee and Director Shares of Restricted Stock	—	—	103,551

Weighted Average Units Outstanding — Diluted	50,703,004	48,968,191	47,467,270

Basic EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(1.05)	$(0.17)	$0.21

Discontinued Operations, Net of Income Tax	$3.10	$1.97	$1.97

Net Income Available to Unitholders	$2.05	$1.81	$2.18

Diluted EPU:
(Loss) Income from Continuing Operations Available to Unitholders	$(1.05)	$(0.17)	$0.21

Discontinued Operations, Net of Income Tax	$3.10	$1.97	$1.96

Net Income Available to Unitholders	$2.05	$1.81	$2.16

Weighted average units — diluted are the same as weighted average units — basic for the years ended December 31, 2006 and 2005 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. The

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive stock options and restricted stock excluded from the computation are 116,155 and 93,643, respectively, for the year ended December 31, 2006 and 141,625 and 82,888, respectively, for the year ended December 31, 2005.

Unvested restricted units of 778,535, 700,023, and 823,836 were outstanding as of December 31, 2006, 2005, and 2004, respectively. Unvested restricted units aggregating 109,517, 182,651, and 211,924 were anti-dilutive at December 31, 2006, 2005, and 2004, respectively, and accordingly, were excluded from dilution computations.

Additionally, options to purchase common stock of 381,976, 546,723, and 823,421 were outstanding as of December 31, 2006, 2005, and 2004, respectively. None of the options outstanding at December 31, 2006, 2005 and 2004 were antidilutive.

The 2011 Exchangeable Notes issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPS for 2006 as the Company’s average stock price did not exceed the strike price of the conversion feature (see Note 6).

12.	Income Taxes

The components of income tax benefit (expense) for the Consolidated Operating Partnership’s taxable REIT subsidiary (the “TRS”) for the years ended December 31, 2006, 2005 and 2004 are comprised of the following:

	2006	2005	2004

Current:
Federal	$(39,531)	$(19,265)	$(8,074)
State	(7,734)	(4,519)	(1,654)
Deferred:
Federal	3,548	4,299	1,070
State	695	1,009	219

	$(43,022)	$(18,476)	$(8,439)

In addition to the income tax expense/benefit recognized by the TRS, $317 and $1,956 of state income taxes was recognized by the Consolidated Operating Partnership and is included in income tax expense (benefit) on the Consolidated Operating Partnership’s consolidated statement of operations for the years ended December 31, 2006 and 2005.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRS include the following as of December 31, 2006, 2005 and 2004:

	2006	2005	2004

Bad debt expense	$119	$118	$—
Investment in partnerships	2,519	648	—
Fixed assets	7,133	4,363	2,012
Prepaid rent	556	461	323
Capitalized general and administrative expense under 263A	2,408	2,696	818
Deferred losses/gains	968	878	334
Mark-to-Market of interest rate protection agreements	—	6	—
Capitalized interest under 263A	191	184	—
Accrued contingency loss	297	—	—

Total deferred tax assets	$14,191	$9,354	$3,487

Straight-line rent	(1,483)	(923)	(430)
Build to suit development	(100)	(66)	—

Total deferred tax liabilities	$(1,583)	$(989)	$(430)

Total net deferred tax asset	$12,608	$8,365	$3,057

The TRS does not have any net operating loss carryforwards or tax credit carryforwards.

The TRS’s components of income tax (expense) benefit for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(2,629)	$(3,054)	$(2,346)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(47,511)	(20,529)	(8,659)
Tax expense associated with gains and losses on the sale of real estate	(2,119)	(10,871)	(5,371)
Income tax benefit	9,237	15,978	7,937

Income tax expense	$(43,022)	$(18,476)	$(8,439)

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit (expense) pertaining to income from continuing operations and gain on sale of real estate for the TRS differs from the amounts computed by applying the applicable federal statutory tax rate to income as follows:

	2006	2005	2004

Tax benefit at Federal rate related to continuing operations	$5,873	$2,785	$2,256
State tax benefit, net of Federal benefit	700	403	282
Meals and Entertainment	(24)	(19)	(16)
Prior year provision to return adjustments	484	1,886	—
Other	85	52	44

Net Income tax benefit	$7,118	$5,107	$2,566

13.	Future Rental Revenues

The Consolidated Operating Partnership’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2006 are approximately as follows:

2007	$243,536
2008	207,817
2009	166,919
2010	125,579
2011	95,610
Thereafter	436,656

Total	$1,276,117

14.	Stock Based Compensation

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

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2006, stock options and restricted stock covering 1.2 million shares were outstanding and 2.3 million shares were available under

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Stock Incentive Plans. At December 31, 2006 all outstanding stock options are vested. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2004	823,421	$30.74	$18.25-$33.15	$8,230
Exercised	(248,881)	$29.57	$18.25-$33.13	$2,588
Expired or Terminated	(27,817)	$30.71	$25.13-$33.13

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15	$3,954
Exercised	(125,780)	$30.24	$22.75-$33.15	$1,846
Expired or Terminated	(38,967)	$30.88	$27.25-$33.13

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823

The following table summarizes currently outstanding and exercisable options as of December 31, 2006:

		Weighted	Weighted
	Number	Average	Average
	Outstanding	Remaining	Exercise
Range of Exercise Price	and Exercisable	Contractual Life	Price

$25.13 - $30.53	117,576	3.98	29.90
$31.05 - $33.15	264,400	3.45	32.42

In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company’s 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2006, 2005 and 2004, the Company, through the Operating Partnership, made matching contributions of approximately $451, $358, and $305, respectively.

For the twelve months ended December 31, 2006, 2005 and 2004, the Consolidating Operating Partnership awarded 319,374, 200,042 and 216,617 restricted stock awards to its employees and directors of the Consolidated Operating Partnership having a fair value at grant date of $12,152, $8,381 and $8,379 respectively. Restricted stock awards granted to employees generally vest over a period of three years and restricted stock awards granted to directors generally vest over a period or five or ten years. For the twelve months ended December 31, 2006, 2005 and 2004, the Consolidated Operating Partnership recognized $9,624, $8,845 and $6,869 in restricted stock amortization related to restricted stock awards, of which $1,323, $1,357, and $1,140 respectively, was capitalized in connection with development activities. At December 31, 2006, the Consolidated Operating Partnership has $18,541 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.84 years. The Consolidated Operating Partnership has not awarded options to employees or directors of the Consolidated Operating Partnership during the twelve months ended December 31, 2006, 2005 and 2004, and therefore no stock-based employee compensation expense related to options is included in net income available to unitholders.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock transactions for the years ended December 31, 2006 and 2005 are summarized as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2004	823,836	$31.88
Issued	200,042	$41.89
Vested	(279,266)	$32.78
Forfeited	(44,589)	$34.37

Outstanding at December 31, 2005	700,023	$34.23
Issued	319,374	$38.05
Vested	(217,168)	$36.57
Forfeited	(23,694)	$34.55

Outstanding at December 31, 2006	778,535	$35.49

15.	Related Party Transactions

The Consolidated Operating Partnership periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company’s officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2006, 2005 and 2004, this relative received brokerage commissions in the amount of $341, $285 and $29, respectively.

At December 31, 2006 the Consolidated Operating Partnership has a payable balance of $17,468 to wholly owned entities of the Company. At December 31, 2005 the Consolidated Operating Partnership has a payable balance of $12,166 to wholly owned entities of the Company. At December 31, 2004, the Consolidated Operating Partnership has a receivable balance of $9,650 from wholly owned entities of the Company.

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

The Consolidated Operating Partnership has committed to the construction of certain industrial properties totaling approximately 2.9 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $155,293 (unaudited). Of this amount, approximately $92,740 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At December 31, 2006, the Consolidated Operating Partnership, through the Operating Partnership had 23 other letters of credit outstanding in the aggregate amount of $9,012. These letters of credit expire between March 31, 2007 and January 13, 2010.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which the Consolidated Operating Partnership is the lessee, as of December 31, 2006, are as follows:

2007	$2,561
2008	2,433
2009	1,984
2010	1,789
2011	1,715
Thereafter	31,167

Total	$41,649

17.	Subsequent Events

On January 2, 2007, the Operating Partnership paid fourth quarter 2006 distributions of $53.91 per Unit on its Series C Preferred Units, totaling, in the aggregate, approximately $1,078; a distribution of $4,531.30 per Unit on its Series J Preferred Units, totaling, in the aggregate, approximately $2,719; and a distribution of $4,531.30 per Unit on its Series K Preferred Units, totaling, in the aggregate, approximately $906.

On January 22, 2007, the Operating Partnership paid a fourth quarter 2006 distribution of $.7100 per Unit, totaling approximately $36,613.

On February 28, 2007, the Operating Partnership declared a first quarter 2007 distribution of $.7100 per Unit which is payable on April 16, 2007. The Operating Partnership also declared a first quarter 2007 preferred unit distributions of $53.91 per Unit on its Series C Preferred Units totaling, in the aggregate, approximately $1,078, which is payable on April 2, 2007; a semi-annual distribution of $3,118.00 per Unit on its Series F Preferred Units, totaling, in the aggregate, approximately $1,559, which is payable on April 2, 2007; a semi-annual distribution of $3,618.00 per Unit on its Series G Preferred Units, totaling, in the aggregate, approximately $905, which is payable on April 2, 2007; a distribution of $4,531.30 per Unit on its Series J Preferred Units, totaling, in the aggregate, approximately $2,719, which is payable on April 2, 2007; and a distribution of $4,531.30 per Unit on its Series K Preferred Units, totaling, in the aggregate, approximately $906, which is payable on April 2, 2007.

From January 1, 2007 to February 22, 2007, the Company awarded 1,598 shares of restricted common stock to certain Directors. The Operating Partnership issued General Partner Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $73 on the date of grant. The restricted common stock vests over five years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2007 to February 22, 2007, the Consolidated Operating Partnership acquired 53 industrial properties (including 41 properties in connection with the purchase of the 90% equity interest from the institutional investor in the September 1998 Joint Venture on January 31, 2007) and several land parcels for a total estimated investment of approximately $110,837. The Consolidated Operating Partnership also sold 14 industrial properties and several land parcels for approximately $74,430 of gross proceeds during this period.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)

The following table summarizes quarterly financial information of the Consolidated Operating Partnership. The first, second and third fiscal quarters of 2006 and all fiscal quarters in 2005 have been reclassified in accordance with FAS 144.

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$78,459	$82,277	85,138	100,615
Equity in Income (Loss) of Joint Ventures	(35)	7,307	4,747	18,652
Equity in Income Other Real Estate Partnerships	4,888	17,950	4,507	6,186
(Loss) Income from Continuing Operations, Net of Income Tax	(15,876)	887	(16,787)	(3,374)
Income from Discontinued Operations, Net of Income Tax	40,693	34,106	48,141	34,104
Gain (Loss) on Sale of Real Estate, Net of Income Tax	982	1,475	1,728	(109)
Net Income	25,799	36,468	33,082	30,621
Preferred Unit Distributions	(5,019)	(5,029)	(5,442)	(5,934)
Redemption of Preferred Units	(672)	—	—	—

Net Income Available to Unitholders	$20,108	$31,439	$27,640	$24,687

Basic Earnings Per Unit:
Loss From Continuing Operations Available to Unitholders	$(0.41)	$(0.05)	$(0.40)	$(0.19)

Income From Discontinued Operations	$0.80	$0.67	$0.95	$0.67

Net Income Available to Unitholders	$0.40	$0.62	$0.54	$0.49

Weighted Average Units Outstanding	50,644	50,706	50,721	50,739

Diluted Earnings Per Unit:
Loss From Continuing Operations Available to Unitholders	$(0.41)	$(0.05)	$(0.40)	$(0.19)

Income From Discontinued Operations	$0.80	$0.67	$0.95	$0.67

Net Income Available to Unitholders	$0.40	$0.62	$0.54	$0.49

Weighted Average Units Outstanding	50,644	50,706	50,721	50,739

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$64,247	$63,290	$78,823	$80,293
Equity in (Loss) Income of Joint Ventures	(122)	(98)	3,977	(59)
Equity in Income Other Real Estate Partnerships	6,743	9,786	20,490	11,193
(Loss) Income from Continuing Operations, Net of Income Tax	(6,888)	(6,025)	5,039	(7,415)
Income from Discontinued Operations, Net of Income Tax	12,596	29,064	20,204	34,826
Gain on Sale of Real Estate, Net of Income Tax	12,967	1,766	1,540	1,542
Net Income	18,675	24,805	26,783	28,953
Preferred Unit Distributions	(2,310)	(2,310)	(2,310)	(3,758)

Net Income Available to Unitholders	$16,365	$22,495	$24,473	$25,195

Basic Earnings Per Unit:
Income (Loss) From Continuing Operations Available to Unitholders	$0.08	$(0.13)	$0.09	$(0.19)

Income From Discontinued Operations	$0.26	$0.60	$0.41	$0.70

Net Income Available to Unitholders	$0.34	$0.46	$0.50	$0.51

Weighted Average Units Outstanding	48,625	48,759	49,042	49,436

Diluted Earnings Per Unit:
Income (Loss) From Continuing Operations Available to Unitholders	$0.08	$(0.13)	$0.09	$(0.19)

Income From Discontinued Operations	$0.26	$0.60	$0.41	$0.70

Net Income Available to Unitholders	$0.33	$0.46	$0.50	$0.51

Weighted Average Units Outstanding	48,934	48,759	49,248	49,436

19.	Pro Forma Financial Information (unaudited)

The following Pro Forma Condensed Statements of Operations for the years ended December 31, 2006 and 2005 (the “Pro Forma Statements”) are presented as if the acquisition of 45 operating industrial properties between January 1, 2006 and December 31, 2006 had occurred at the beginning of each year. The Pro Forma Statements do not include acquisitions between January 1, 2006 and December 31, 2006 for industrial properties that were vacant upon purchase, were leased back to the sellers upon purchase or were subsequently sold before December 31, 2006. The Pro Forma Condensed Statements of Operations include all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2006 as of January 1, 2006 and 2005.

The Pro Forma Statements are not necessarily indicative of what the Consolidated Operating Partnership’s results of operations would have been for the years ended December 31, 2006 and 2005, nor do they purport to present the future results of operations of the Consolidated Operating Partnership.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Pro Forma Revenues	$357,797	$312,202
Pro Forma Loss from Continuing Operations Available to Common Stockholders, Net of Income Taxes	$(46,980)	$(48,206)
Pro Forma Net Income Available to Common Stockholders	$110,064	$48,484
Per Share Data:
Basic Earnings Per Share Data:
Income from Continuing Operations Available to Common Stockholders	$(1.05)	$(1.14)

Net Income Available to Common Stockholders	$2.50	$1.14

Diluted Earnings Per Share Data:
Income from Continuing Operations Available to Common Stockholders	$(1.05)	$(1.14)

Net Income Available to Common Stockholders	$2.50	$1.14

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Pro Forma Revenues	$341,238	$285,473
Pro Forma Income from Continuing Operations Available to Common Stockholders, Net of Income Taxes	$7,634	$28,089
Pro Forma Net Income Available to Common Stockholders	$93,379	$114,138
Per Share Data:
Basic Earnings Per Share Data:
Income from Continuing Operations Available to Common Stockholders	$0.16	$0.60

Net Income Available to Common Stockholders	$1.91	$2.42

Diluted Earnings Per Share Data:
Income from Continuing Operations Available to Common Stockholders	$0.16	$0.59

Net Income Available to Common Stockholders	$1.90	$2.40

Report of Independent Auditors

To the Partners of
the Other Real Estate Partnerships:

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships’ management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 1, 2007

OTHER REAL ESTATE PARTNERSHIPS

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Assets:
Investment in Real Estate:
Land	$60,401	$51,047
Buildings and Improvements	328,297	312,777
Construction in Progress	4,445	—
Less: Accumulated Depreciation	(62,920)	(54,811)

Net Investment in Real Estate	330,223	309,013

Cash and Cash Equivalents	973	1,388
Restricted Cash	—	14,636
Tenant Accounts Receivable, Net	1,444	1,270
Deferred Rent Receivable	4,118	3,390
Deferred Financing Costs, Net	—	2
Deferred Leasing Intangibles, Net	10,306	7,659
Mortgage Loans Receivable	—	24,118
Prepaid Expenses and Other Assets, Net	42,522	35,403

Total Assets	$389,586	$396,879

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$—	$2,380
Accounts Payable and Accrued Expenses	8,193	5,649
Deferred Leasing Intangibles, Net	2,084	2,138
Rents Received in Advance and Security Deposits	4,747	4,705

Total Liabilities	15,024	14,872

Commitments and Contingencies	—	—
Partners’ Capital	374,562	382,007

Total Liabilities and Partners’ Capital	$389,586	$396,879

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues:
Rental Income	$39,966	$30,715	$26,087
Tenant Recoveries and Other Income	9,580	8,140	7,019

Total Revenues	49,546	38,855	33,106

Expenses:
Property Expenses	$14,586	$12,179	$11,314
General and Administrative	149	123	24
Depreciation and Other Amortization	19,642	12,867	9,556

Total Expenses	34,377	25,169	20,894

Other Income/Expense:
Interest Income	610	342	1,604
Interest Expense	(11)	(175)	(178)
Amortization of Deferred Financing Costs	(2)	(4)	(3)

Total Other Income/Expense	597	163	1,423
Equity in Income of Joint Ventures	—	—	1,461

Income from Continuing Operations	15,766	13,849	15,096
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $16,820, $29,213, and $6,439 for the Years Ended December 31, 2006, 2005, and 2004)	18,173	33,788	12,724

Income Before Gain on Sale of Real Estate	33,939	47,637	27,820
(Loss) Gain on Sale of Real Estate	(124)	863	1,643

Net Income	$33,815	$48,500	$29,463

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Total
(Dollars in thousands)

Balance at December 31, 2003	$378,173
Contributions	68,770
Distributions	(133,490)
Net Income	29,463

Balance at December 31, 2004	$342,916
Contributions	123,344
Distributions	(132,753)
Net Income	48,500

Balance at December 31, 2005	$382,007
Contributions	43,516
Distributions	(84,776)
Net Income	33,815

Balance at December 31, 2006	$374,562

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,815	$48,500	$29,463
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	13,995	12,749	10,963
Amortization of Deferred Financing Costs	2	4	3
Other Amortization	5,502	2,697	1,872
Gain on Sale of Real Estate	(16,696)	(30,076)	(8,082)
Equity in Net Income of Joint Ventures	—	—	(1,461)
Provision for Bad Debt	383	128	—
Change in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(7,899)	(20,007)	8,645
Change in Deferred Rent Receivable	(1,062)	(1,974)	(1,517)
Change in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(1,886)	2,838	(14,963)

Net Cash Provided by Operating Activities	26,154	14,859	24,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(71,134)	(74,734)	(15,799)
Net Proceeds from Sales of Investment in Real Estate	49,758	81,249	26,017
Repayment and Sale of Mortgage Loans Receivable	23,787	25,185	66,631
Funding of Mortgage Loan Receivable	—	(22,936)	(57,446)
Decrease (Increase) in Restricted Cash	14,636	(14,636)	21,132

Net Cash Provided by (Used in) Investing Activities	17,047	(5,872)	40,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions	43,516	123,344	68,770
Distributions	(84,776)	(132,753)	(133,490)
Repayments on Mortgage Loans Payable	(2,356)	(37)	(34)

Net Cash Used in Financing Activities	(43,616)	(9,446)	(64,754)

Net (Decrease) Increase in Cash and Cash Equivalents	(415)	(459)	704
Cash and Cash Equivalents, Beginning of Period	1,388	1,847	1,143

Cash and Cash Equivalents, End of Period	$973	$1,388	$1,847

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Formation of Partnerships

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.3% and 86.8% partnership interest at December 31, 2006 and 2005, respectively. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.7% and 13.2% interest in the Operating Partnership at December 31, 2006 and 2005 respectively.

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

On a combined basis, as of December 31, 2006, the Other Real Estate Partnerships owned 100 industrial properties, containing an aggregate of approximately 9.4 million square feet (unaudited) of GLA.

Profits, losses and distributions of the Other Real Estate Partnerships are allocated to the general partner and the limited partners in accordance with the provisions contained within its restated and amended partnership agreement.

2.	Basis of Presentation

The combined financial statements of the Other Real Estate Partnerships at December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships’ financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2006 and 2005, and the reported amounts of revenues and expenses for each of the years ended December 31, 2006, 2005 and 2004. Actual results could differ from those estimates.

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

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Other Real Estate Partnerships estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Other Real Estate Partnerships will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Other Real Estate Partnerships ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, the Other Real Estate Partnerships decides not to sell a property previously classified as held for sale, the Other Real Estate Partnerships will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Other Real Estate Partnerships determines fair value of properties that are held for use by discounting the future expected cash flows of the properties. To calculate the fair value of properties held for sale, the Other Real Estate Partnerships deduct from the estimated sales price of the property the estimated costs to close the sale.

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

The Other Real Estate Partnerships account for all acquisitions entered into subsequent to June 30, 2001 in accordance with FAS 141. Upon acquisition of a property, the Other Real Estate Partnerships allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. The Other Real Estate Partnerships allocate the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

The purchase price is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Other Real Estate Partnership’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Other Real Estate Partnerships’ combined statements of operations. The value of in-place lease intangibles and tenant relationships which are included as components of Deferred Leasing Intangibles included in total assets, are amortized over the remaining lease term and expected renewal periods in the respective lease as adjustments to depreciation and other amortization expense and is included in other assets. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases, the in-place lease value and tenant relationships is immediately charged to expense.

Deferred Leasing Intangibles included in total assets consist of the following:

	December 31,	December 31,
	2006	2005

In-Place Leases	$8,081	$6,856
Less: Accumulated Amortization	(1,530)	(407)

	$6,551	$6,449

Above Market Leases	$1,884	$1,434
Less: Accumulated Amortization	(497)	(224)

	$1,387	$1,210

Tenant Relationships	$2,577	$—
Less: Accumulated Amortization	(209)	—

	$2,368	$—

Deferred Leasing Intangibles included in total liabilities consist of the following:

	December 31,	December 31,
	2006	2005

Below Market Leases	$2,862	$2,652
Less: Accumulated Amortization	(778)	(514)

	$2,084	$2,138

Amortization expense related to deferred leasing intangibles, was $2,718, $109 and $23 for the years ended December 31, 2006, 2005, and 2004 respectively. The Other Real Estate Partnerships will recognize net amortization expense related to the deferred leasing intangibles over the next five years as follows:

2007	$2,919
2008	2,379
2009	1,969
2010	1,531
2011	1,206

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $0 and $24 at December 31, 2006 and 2005, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $0 and $0 as of December 31, 2006 and 2005, respectively. For accounts receivable the Other Real Estate Partnerships deem uncollectible, the Other Real Estate Partnerships uses the direct write-off method.

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

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

On January 1, 2002, the Other Real Estate Partnerships adopted FAS 144. FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Other Real Estate Partnerships as a result of the disposal transaction and (b) the Other Real Estate Partnerships will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior combined statements of operations.

4.	Mortgage Loans Payable, Net

During 2006, the Other Real Estate Partnerships, through TK-SV, LTD., paid off and retired $2,380 of mortgage loans payable. As of December 31, 2006, the Other Real Estate Partnerships mortgage loans payable balance is $0.

5.	Acquisition and Development of Real Estate

In 2004, the Other Real Estate Partnerships acquired two industrial properties comprising approximately 0.3 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $9,290, excluding costs incurred in conjunction with the acquisition of the properties.

In 2005, the Other Real Estate Partnerships acquired twelve industrial properties comprising approximately 1.7 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $62,114, excluding costs incurred in conjunction with the acquisition of the properties.

In 2006, the Other Real Estate Partnerships acquired 12 industrial properties comprising approximately 0.8 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $47,314, excluding costs incurred in conjunction with the acquisition of the properties.

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of the above acquisitions was $2,836, $582, $2,897, and $(894), respectively for the year ended December 31, 2006. The weighted average life in months of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of 2006 acquisitions was 79, 78, 81 and 17 months, respectively.

The fair value of in-place leases, above market leases, and below market leases recorded as a result of the above acquisitions was $5,817, $1,140, and $(2,347), respectively for the year ended December 31, 2005. The weighted average life in months of in-place leases, above market leases, and below market leases recorded as a result of 2005 acquisitions was 99, 65 and 13 months, respectively.

6.	Sale of Real Estate, Real Estate Held For Sale and Discontinued Operations

In 2004, the Other Real Estate Partnerships sold seven industrial properties comprising approximately 0.6 million square feet (unaudited) of GLA and several parcels of land. Gross proceeds from the sales of the seven industrial properties and several land parcels totaled approximately $31,849. The gain on sale of real estate was approximately $8,082, of which $6,439 is shown in discontinued operations. Six of the seven sold industrial properties met the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the six sold industrial properties that met the criteria established by FAS 144 are included in discontinued operations.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The results of operations and gain on sale of real estate for the industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2005, the Other Real Estate Partnerships sold 14 industrial properties comprising approximately 2.1 million square feet (unaudited) of GLA. Of the 14 industrial properties sold, one industrial property sale was made to a joint venture in which the Operating Partnership owns a 10% equity interest. Gross proceeds from the sales of the 14 industrial properties totaled approximately $94,472. The gain on sale of real estate was approximately $30,076, of which $29,213 is shown in discontinued operations. One of the 14 sold industrial properties did not meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 13 sold industrial properties that met the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2006, the Other Real Estate Partnerships sold 16 industrial properties comprising approximately 1.1 million square feet (unaudited) of GLA, totaling gross proceeds of approximately $51,776. The gain on sale of real estate was approximately $16,696, of which $16,820 is shown in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 16 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Other Real Estate Partnerships for the years ended December 31, 2006, 2005 and 2004.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Total Revenues	$2,308	$10,130	$13,000
Property Expenses	(559)	(2,817)	(3,605)
Depreciation and Amortization	(396)	(2,738)	(3,110)
Gain on Sale of Real Estate	16,820	29,213	6,439

Income from Discontinued Operations	$18,173	$33,788	$12,724

In conjunction with certain property sales, the Other Real Estate Partnerships provide seller financing on behalf of certain buyers. At December 31, 2006 and 2005, the Other Real Estate Partnerships had mortgage notes receivable outstanding and accrued interest of approximately $0 and $24,118, respectively, which is included as a component of prepaid expenses and other assets.

7.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Interest paid	$28	$175	$178

Interest capitalized	$96	$—	$—

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

In conjunction with certain property sales, the Other Real Estate Partnerships provided seller financing on behalf of certain buyers:

	2006	2005	2004
Notes Receivable	$—	$11,265	$4,450

8.	Future Rental Revenues

The Other Real Estate Partnerships’ properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2006 are approximately as follows:

2007	$37,118
2008	29,065
2009	22,116
2010	15,274
2011	10,584
Thereafter	23,575

Total	$137,732

9.	Related Party Transactions

At December 31, 2006 and 2005 the Other Real Estate Partnerships have a receivable balance of $32,633 and $27,055 from wholly owned entities of the Company.

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

The Other Real Estate Partnerships have committed to the construction of one industrial property totaling approximately 0.3 million square feet (unaudited) of GLA. The estimated total construction cost is approximately $13,321 (unaudited). Of this amount, approximately $8,310 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

11.	Subsequent Events

During the period January 1, 2007 through February 22, 2007, the Other Real Estate Partnerships acquired two industrial properties for a total estimated investment of approximately $25,100.

FIRST INDUSTRIAL, LP.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

Atlanta
1650 GA Highway 155	McDonough, GA			788	4,544	203	788	4,747	5,535	1,453	1991	(o	)
14101 Industrial Park Boulevard	Covington, GA			285	1,658	703	285	2,361	2,646	640	1984	(o	)
801-804 Blacklawn Road	Conyers, GA			361	2,095	859	361	2,954	3,316	879	1982	(o	)
1665 Dogwood Drive	Conyers, GA			635	3,662	481	635	4,143	4,778	1,335	1973	(o	)
1715 Dogwood Drive	Conyers, GA			288	1,675	1,042	288	2,717	3,005	544	1973	(o	)
11235 Harland Drive	Covington, GA			125	739	88	125	827	952	251	1988	(o	)
4050 Southmeadow Parkway	Atlanta, GA			401	2,813	328	425	3,117	3,542	972	1991	(o	)
4051 Southmeadow Parkway	Atlanta, GA			726	4,130	1,429	726	5,558	6,284	1,820	1989	(o	)
4071 Southmeadow Parkway	Atlanta, GA			750	4,460	1,094	828	5,476	6,304	1,705	1991	(o	)
4081 Southmeadow Parkway	Atlanta, GA			1,012	5,918	1,649	1,157	7,423	8,579	2,077	1989	(o	)
370 Great Southwest Parkway	Atlanta, GA			527	2,984	578	546	3,542	4,088	935	1986	(o	)
955 Cobb Place	Kennesaw, GA			780	4,420	627	804	5,023	5,827	1,161	1991	(o	)
1256 Oakbrook Drive	Norcross, GA			336	1,907	346	339	2,250	2,589	368	1984	(o	)
1265 Oakbrook Drive	Norcross, GA			307	1,742	636	309	2,377	2,686	310	1984	(o	)
1266 Oakbrook Drive	Norcross, GA			234	1,326	95	235	1,419	1,654	194	1984	(o	)
1275 Oakbrook Drive	Norcross, GA			400	2,269	235	403	2,502	2,905	352	1986	(o	)
1280 Oakbrook Drive	Norcross, GA			281	1,592	345	283	1,935	2,218	290	1986	(o	)
1300 Oakbrook Drive	Norcross, GA			420	2,381	185	423	2,563	2,986	342	1986	(o	)
1325 Oakbrook Drive	Norcross, GA			332	1,879	260	334	2,137	2,470	297	1986	(o	)
1351 Oakbrook Drive	Norcross, GA			370	2,099	173	373	2,270	2,643	316	1984	(o	)
1346 Oakbrook Drive	Norcross, GA			740	4,192	132	744	4,319	5,063	602	1985	(o	)
1412 Oakbrook Drive	Norcross, GA			313	1,776	209	315	1,983	2,298	300	1985	(o	)
7800 The Bluffs	Austell, GA			490	2,415	564	496	2,974	3,469	372	1995	(o	)
Greenwood Industrrial Park	McDonough, GA			1,550	—	7,485	1,550	7,485	9,035	441	2003	(o	)
3060 South Park Blvd	Ellenwood, GA			1,600	12,464	862	1,603	13,323	14,926	1,392	1992	(o	)
46 Kent Drive	Cartersville, GA			875	2,476	13	879	2,485	3,364	148	2001	(o	)
100 Dorris Williams Industrial — King	Atlanta, GA	(l	)	401	3,754	42	406	3,791	4,197	343	2000	(o	)
605 Stonehill Diver	Atlanta, GA			485	1,979	24	490	1,998	2,488	316	1970	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

6514 Warren Drive	Norcross, GA		510	1,250	(165)	513	1,082	1,595	57	1999	(o	)
6544 Warren Drive	Norcross, GA		711	2,310	52	715	2,358	3,073	140	1999	(o	)
720 Industrial Boulevard	Dublin, GA		250	2,632	39	255	2,667	2,921	389	1973/2000	(o	)
5356 East Ponce DeLeon	One Mountain, GA		604	3,888	7	610	3,890	4,499	284	1982	(o	)
5390 East Ponce DeLeon	One Mountain, GA		397	1,791	8	402	1,794	2,196	136	1982	(o	)
1755 Enterprise Drive	Buford, GA		712	2,118	41	716	2,155	2,871	45	1997	(o	)
4555 Atwater Court(j)	Buford, GA		881	3,550	34	885	3,580	4,465	63	1999	(o	)
195 & 197 Collins Boulevard	Athens, GA		1,410	5,344	64	1,426	5,393	6,818	747	1969/1984	(o	)
Baltimore
1820 Portal	Baltimore, MD		884	4,891	455	899	5,330	6,230	1,151	1982	(o	)
8900 Yellow Brick Road	Baltimore, MD		447	2,473	409	475	2,853	3,328	624	1982	(o	)
504 Advantage Way	Aberdeen, MD		2,799	15,864	953	2,807	16,809	19,616	1,651	1987/92	(o	)
9700 Martin Luther King Hwy	Lanham, MD		700	1,920	729	700	2,649	3,349	447	1980	(o	)
9730 Martin Luther King Hwy	Lanham, MD		500	955	418	500	1,373	1,873	212	1980	(o	)
4621 Boston Way	Lanham, MD		1,100	3,070	614	1,100	3,684	4,784	469	1980	(o	)
4720 Boston Way	Lanham, MD		1,200	2,174	735	1,200	2,909	4,109	512	1979	(o	)
2250 Randolph Drive	Dulles, VA		3,200	8,187	36	3,208	8,215	11,423	654	1999	(o	)
22630 Dulles Summit Court	Dulles, VA		2,200	9,346	128	2,206	9,468	11,674	747	1998	(o	)
4201 Forbes Boulevard(j)	Lanham, MD		356	1,823	403	375	2,207	2,582	176	1989	(o	)
4370-4383 Lottsford Vista Road	Lanham, MD		279	1,358	247	296	1,588	1,884	109	1989	(o	)
4400 Lottsford Vista Road	Lanham, MD		351	1,955	112	372	2,046	2,418	140	1989	(o	)
4420 Lottsford Vista Road	Lanham, MD		539	2,196	165	568	2,332	2,900	187	1989	(o	)
11204 McCormick Road	Hunt Valley, MD		1,017	3,132	86	1,038	3,197	4,235	231	1962	(o	)
11110 Pepper Road	Hunt Valley, MD		918	2,529	252	938	2,762	3,699	152	1964	(o	)
11100 Gilroy Road	Hunt Valley, MD		901	1,455	43	919	1,480	2,399	107	1972	(o	)
336 Clubhouse(j)	Hunt Valley, MD		982	3,158	98	1,004	3,234	4,238	240	1976	(o	)
10709 Gilroy Road	Hunt Valley, MD		907	2,884	(173)	913	2,705	3,618	195	1978	(o	)
10947 Golden West	Hunt Valley, MD		1,134	3,436	70	1,135	3,504	4,640	168	1983	(o	)
7120-7132 Ambassador Road	Hunt Valley, MD		829	1,329	145	847	1,456	2,303	117	1970	(o	)
7142 Ambassador Road	Hunt Valley, MD		924	2,876	86	942	2,945	3,886	119	1973	(o	)
7144-7160 Ambassador Road	Hunt Valley, MD		979	1,672	162	1,000	1,813	2,813	178	1974	(o	)
7200 Rutherford(j)	Hunt Valley, MD		1,032	2,150	145	1,054	2,274	3,327	211	1978	(o	)
2700 Lord Baltimore(j)	Hunt Valley, MD		875	1,826	261	897	2,065	2,962	169	1978	(o	)
9800 Martin Luther King Hwy	Lanham, MD		1,200	2,457	309	1,200	2,766	3,966	360	1978	(o	)
Central Pennsylvania

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

16522 Hunters Green Parkway	Hagerstown, MD	(m	)	1,390	13,104	3,902	1,863	16,534	18,396	1,496	2000	(o	)
Golden Eagle Business Center	Harrisburg, PA			585	3,176	68	601	3,229	3,829	169	2000	(o	)
37 Valleyview Business Park	Jessup, PA			542	—	2,971	542	2,972	3,513	151	2004	(o	)
320 Museum Road	Washington, PA			201	1,819	56	208	1,868	2,076	128	1967/75	(o	)
Chicago
3600 West Pratt Avenue	Lincolnwood, IL			1,050	5,767	1,158	1,050	6,925	7,975	2,179	1953/88	(o	)
6750 South Sayre Avenue	Bedford Park, IL			224	1,309	477	224	1,786	2,010	499	1975	(o	)
585 Slawin Court	Mount Prospect, IL			611	3,505	183	611	3,688	4,299	1,115	1992	(o	)
2300 Windsor Court	Addison, IL			688	3,943	590	696	4,525	5,221	1,482	1986	(o	)
3505 Thayer Court	Aurora, IL			430	2,472	71	430	2,543	2,973	788	1989	(o	)
305-311 Era Drive	Northbrook, IL			200	1,154	146	205	1,296	1,501	396	1978	(o	)
12241 Melrose Street	Franklin Park, IL			332	1,931	1,915	469	3,709	4,178	1,290	1969	(o	)
11939 S Central Avenue	Alsip, IL			1,208	6,843	2,523	1,305	9,268	10,573	2,132	1972	(o	)
405 East Shawmut	LaGrange, IL			368	2,083	359	387	2,422	2,809	606	1965	(o	)
1010-50 Sesame Street	Bensenville, IL			979	5,546	2,306	1,048	7,782	8,831	1,500	1976	(o	)
7501 S. Pulaski	Chicago, IL			318	2,038	767	318	2,805	3,123	590	1975/86	(o	)
385 Fenton Lane	West Chicago, IL			868	4,918	554	884	5,455	6,340	1,451	1990	(o	)
905 Paramount	Batavia, IL			243	1,375	439	252	1,805	2,057	401	1977	(o	)
1005 Paramount	Batavia, IL			282	1,600	451	293	2,041	2,334	472	1978	(o	)
2120-24 Roberts	Broadview, IL			220	1,248	565	231	1,802	2,033	451	1960	(o	)
700 Business Center Drive	Mount Prospect, IL			270	1,492	297	288	1,771	2,059	243	1980	(o	)
800 Business Center Drive	Mount Prospect, IL			631	3,493	233	666	3,691	4,358	561	1988/99	(o	)
580 Slawin Court	Mount Prospect, IL			233	1,292	234	254	1,505	1,760	218	1985	(o	)
1150 Feehanville Drive	Mount Prospect, IL			260	1,437	131	273	1,555	1,829	247	1983	(o	)
1331 Business Center Drive	Mount Prospect, IL			235	1,303	177	255	1,460	1,716	219	1985	(o	)
19W661 101st Street	Lemont, IL			1,200	6,643	2,227	1,220	8,850	10,069	1,243	1988	(o	)
175 Wall Street	Glendale Heights, IL			427	2,363	162	433	2,519	2,952	307	1990	(o	)
800-820 Thorndale Avenue(j)	Bensenville, IL			751	4,159	323	761	4,473	5,233	455	1985	(o	)
830-890 Supreme Drive	Bensenville, IL			671	3,714	319	679	4,025	4,704	485	1981	(o	)
1661 Feehanville Drive	Mount Prospect, IL			985	5,455	1,159	1,044	6,555	7,599	1,096	1986	(o	)
2250 Arthur Avenue	Elk Grove Village, IL			800	1,543	(6)	809	1,529	2,337	237	1973/86	(o	)
1850 Touhy & 1158-60 McCage Ave	Elk Grove Village, IL			1,500	4,842	57	1,514	4,885	6,399	573	1978	(o	)
1088-1130 Thorndale Avenue(j)	Bensenville, IL			2,103	3,674	4	2,108	3,673	5,781	291	1983	(o	)
855-891 Busse(Route 83)	Bensenville, IL			1,597	2,767	11	1,601	2,774	4,375	243	1983	(o	)
1060-1074 W. Thorndale Ave.(j)	Bensenville, IL			1,704	2,108	52	1,709	2,156	3,864	214	1982	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

400 Crossroads Parkway	Bolingbrook, IL		1,178	9,453	264	1,181	9,714	10,895	601	1988	(o	)
7609 West Industrial Drive(j)	Forest Park, IL		1,207	2,343	182	1,213	2,518	3,732	200	1974	(o	)
7801 West Industrial Drive	Forest Park, IL		1,215	3,020	19	1,220	3,034	4,254	249	1976	(o	)
1111 Davis Road(j)	Elgin, IL		998	1,859	646	1,046	2,458	3,503	245	1974/97	(o	)
501 Airport Road	Aurora, IL		694	—	5,267	694	5,268	5,961	659	2002	(o	)
251 Airport Road	Aurora, IL		983	—	6,675	983	6,675	7,658	990	2002	(o	)
1900-1960 Devon Avenue	Elk Grove Village, IL		1,154	2,552	319	1,167	2,858	4,025	309	1979	(o	)
725 Kimberly Drive	Carol Stream, IL		793	1,395	11	801	1,398	2,199	94	1987	(o	)
17001 S. Vincennes	Thornton, IL		497	504	29	513	518	1,030	64	1974	(o	)
750 South Schmidt Road	Bolingbrook, IL		1,894	14,416	105	1,907	14,507	16,415	208	1997	(o	)
550 North West Frontage Road	Bolingbrook, IL		2,210	23,889	324	2,240	24,183	26,423	311	2004	(o	)
525 Crossroads Parkway	Bolingbrook, IL		790	5,414	40	795	5,448	6,244	80	1998	(o	)
Cincinnati
9900-9970 Princeton	Cincinnati, OH		545	3,088	2,137	566	5,203	5,769	1,524	1970	(o	)
2940 Highland Avenue	Cincinnati, OH		1,717	9,730	2,279	1,772	11,954	13,726	3,577	1969/74	(o	)
4700-4750 Creek Road	Blue Ash, OH		1,080	6,118	703	1,109	6,791	7,900	1,966	1960	(o	)
12072 Best Place	Springboro, OH		426	—	3,177	443	3,160	3,604	710	1984	(o	)
901 Pleasant Valley Drive	Springboro, OH		304	1,721	244	316	1,954	2,269	425	1984/94	(o	)
4440 Mulhauser Road	Cincinnati, OH		655	39	5,796	655	5,835	6,490	1,395	1999	(o	)
4434 Mulhauser Road	Cincinnati, OH		444	16	4,858	463	4,854	5,318	977	1999	(o	)
9449 Glades Drive	Hamilton, OH		465	—	4,106	477	4,094	4,571	673	1999	(o	)
420 Wars Corner Road	Loveland, OH		600	1,083	1,040	606	2,117	2,723	393	1985	(o	)
422 Wards Corner Road	Loveland, OH		600	1,811	468	605	2,274	2,879	527	1985	(o	)
4436 Muhlhauser Road	Hamilton, OH		630	—	5,669	630	5,670	6,299	916	2001	(o	)
4438 Muhlhauser Road	Hamilton, OH		779	—	7,156	779	7,156	7,935	1,020	2000	(o	)
4663 Dues Drive(j)	West Chester, OH		858	2,273	1,203	875	3,460	4,334	456	1972	(o	)
Cleveland
30311 Emerald Valley Parkway(j)	Glenwillow, OH		681	11,838	176	691	12,003	12,694	233	2005	(o	)
30333 Emerald Valley Parkway	Glenwillow, OH		466	5,913	(363)	475	5,541	6,016	121	2004	(o	)
7800 Cochran Road	Glenwillow, OH		972	7,033	65	980	7,090	8,070	155	1999	(o	)
7900 Cochran Road	Glenwillow, OH		775	6,244	205	801	6,424	7,224	131	2003	(o	)
7905 Cochran Road	Glenwillow, OH		920	6,174	173	945	6,322	7,267	147	2001	(o	)
30600 Carter Street(j)	Solon, OH		989	3,492	102	1,022	3,561	4,583	183	1970	(o	)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH		1,045	6,421	21	1,045	6,442	7,486	1,718	1986	(o	)

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

3880 Groveport Road	Columbus, OH			1,955	12,154	616	1,955	12,770	14,725	3,497	1986	(o	)
1819 North Walcutt Road	Columbus, OH			637	4,590	(322)	634	4,271	4,905	1,239	1973	(o	)
4300 Cemetary Road	Hillard, OH			764	6,248	(5,628)	764	620	1,384	10	1968/74	(o	)
4115 Leap Road(c)	Hillard, OH			756	4,297	815	756	5,111	5,867	1,022	1977	(o	)
3300 Lockbourne	Columbus, OH			708	3,920	1,504	710	5,422	6,132	1,269	1964	(o	)
1076 Pittsburgh Drive	Delaware, OH	(n	)	2,497	5,103	37	2,505	5,132	7,637	426	1996	(o	)
6150 Huntley Road	Columbus, OH			986	5,162	17	990	5,175	6,165	274	2002	(o	)
4600 S. Hamilton Road	Groveport, OH			681	5,941	55	688	5,989	6,677	42	1996/2003	(o	)
Dallas/Fort Worth
1275-1281 Roundtable Drive	Dallas, TX			117	839	53	117	892	1,009	210	1966	(o	)
2406-2416 Walnut Ridge	Dallas, TX			178	1,006	294	183	1,295	1,478	325	1978	(o	)
1324-1343 Roundtable Drive	Dallas, TX			178	1,006	227	184	1,227	1,411	273	1972	(o	)
2401-2419 Walnut Ridge	Dallas, TX			148	839	119	153	953	1,106	234	1978	(o	)
900-906 Great Southwest Pkwy	Arlington, TX			237	1,342	596	270	1,905	2,175	444	1972	(o	)
3000 West Commerce	Dallas, TX			456	2,584	530	469	3,101	3,570	681	1980	(o	)
3030 Hansboro	Dallas, TX			266	1,510	419	276	1,920	2,195	410	1971	(o	)
405-407 113th	Arlington, TX			181	1,026	462	185	1,484	1,669	308	1969	(o	)
816 111th Street	Arlington, TX			251	1,421	224	258	1,638	1,896	417	1972	(o	)
7341 Dogwood Park	Richland Hills, TX			79	435	237	84	666	750	197	1973	(o	)
7427 Dogwood Park	Richland Hills, TX			96	532	571	102	1,098	1,200	203	1973	(o	)
7348-54 Tower Street	Richland Hills, TX			88	489	213	94	696	790	147	1978	(o	)
7370 Dogwood Park	Richland Hills, TX			91	503	97	96	594	691	145	1987	(o	)
7339-41 Tower Street	Richland Hills, TX			98	541	97	104	632	735	123	1980	(o	)
7437-45 Tower Street	Richland Hills, TX			102	563	72	108	629	736	128	1977	(o	)
7331-59 Airport Freeway	Richland Hills, TX			354	1,958	394	372	2,333	2,706	539	1987	(o	)
7338-60 Dogwood Park	Richland Hills, TX			106	587	122	112	704	816	155	1978	(o	)
7450-70 Dogwood Park	Richland Hills, TX			106	584	122	112	700	812	166	1985	(o	)
7423-49 Airport Freeway	Richland Hills, TX			293	1,621	331	308	1,936	2,245	437	1985	(o	)
7400 Whitehall Street	Richland Hills, TX			109	603	91	115	688	804	148	1994	(o	)
1602-1654 Terre Colony	Dallas, TX			458	2,596	214	468	2,800	3,268	547	1981	(o	)
3330 Duncanville Road	Dallas, TX			197	1,114	28	199	1,139	1,338	187	1987	(o	)
6851-6909 Snowden Road	Fort Worth, TX			1,025	5,810	480	1,038	6,277	7,315	1,104	1985/86	(o	)
2351-2355 Merritt Drive	Garland, TX			101	574	134	103	706	809	145	1986	(o	)
701-735 North Plano Road	Richardson, TX			696	3,944	152	705	4,087	4,792	682	1972/94	(o	)
2220 Merritt Drive	Garland, TX			352	1,993	638	356	2,627	2,983	391	1986/2000	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

2010 Merritt Drive	Garland, TX		350	1,981	469	354	2,445	2,799	390	1986	(o	)
2363 Merritt Drive	Garland, TX		73	412	117	74	529	602	85	1986	(o	)
2447 Merritt Drive	Garland, TX		70	395	89	71	483	554	81	1986	(o	)
2465-2475 Merritt Drive	Garland, TX		91	514	158	92	671	763	90	1986	(o	)
2485-2505 Merritt Drive	Garland, TX		431	2,440	415	436	2,849	3,285	427	1986	(o	)
2081 Hutton Drive — Bldg 1(d)	Carrolton, TX		448	2,540	465	453	3,000	3,453	531	1981	(o	)
2150 Hutton Drive	Carrolton, TX		192	1,089	514	194	1,601	1,795	306	1980	(o	)
2110 Hutton Drive	Carrolton, TX		374	2,117	487	377	2,600	2,977	417	1985	(o	)
2025 McKenzie Drive	Carrolton, TX		437	2,478	156	442	2,629	3,071	458	1985	(o	)
2019 McKenzie Drive	Carrolton, TX		502	2,843	529	507	3,368	3,874	524	1985	(o	)
1420 Valwood Parkway — Bldg 1(c)	Carrolton, TX		460	2,608	710	466	3,313	3,778	498	1986	(o	)
1620 Valwood Parkway(d)	Carrolton, TX		1,089	6,173	1,190	1,100	7,352	8,452	1,333	1986	(o	)
1505 Luna Road — Bldg II	Carrolton, TX		167	948	180	169	1,126	1,294	200	1988	(o	)
1625 West Crosby Road	Carrolton, TX		617	3,498	739	631	4,223	4,854	840	1988	(o	)
2029-2035 McKenzie Drive	Carrolton, TX		306	1,870	997	306	2,867	3,173	802	1985	(o	)
1840 Hutton Drive(c)	Carrolton, TX		811	4,597	687	819	5,277	6,095	791	1986	(o	)
1420 Valwood Pkwy — Bldg II	Carrolton, TX		373	2,116	343	377	2,455	2,832	387	1986	(o	)
2015 McKenzie Drive	Carrolton, TX		510	2,891	321	516	3,206	3,722	481	1986	(o	)
2105 McDaniel Drive	Carrolton, TX		502	2,844	735	507	3,573	4,080	555	1986	(o	)
2009 McKenzie Drive	Carrolton, TX		476	2,699	482	481	3,176	3,657	527	1987	(o	)
1505 Luna Road — Bldg I	Carrolton, TX		521	2,953	579	529	3,524	4,053	558	1988	(o	)
900-1100 Avenue S	Grand Prairie, TX		623	3,528	324	629	3,846	4,474	576	1985	(o	)
15001 Trinity Blvd	Ft. Worth, TX		529	2,998	50	534	3,043	3,578	329	1984	(o	)
Plano Crossing(e)	Plano, TX		1,961	11,112	346	1,981	11,437	13,418	1,244	1998	(o	)
7413A-C Dogwood Park	Richland Hills, TX		110	623	106	111	728	839	76	1990	(o	)
7450 Tower Street	Richland Hills, TX		36	204	191	36	394	431	50	1977	(o	)
7436 Tower Street	Richland Hills, TX		57	324	161	58	485	543	60	1979	(o	)
7501 Airport Freeway	Richland Hills, TX		113	638	50	115	686	800	91	1983	(o	)
7426 Tower Street	Richland Hills, TX		76	429	105	76	533	610	49	1978	(o	)
7427-7429 Tower Street	Richland Hills, TX		75	427	27	76	453	529	48	1981	(o	)
2840-2842 Handley Ederville Rd	Richland Hills, TX		112	635	58	113	692	805	78	1977	(o	)
7451-7477 Airport Freeway	Richland Hills, TX		256	1,453	155	259	1,605	1,864	212	1984	(o	)
7415 Whitehall Street	Richland Hills, TX		372	2,107	148	375	2,251	2,627	258	1986	(o	)
7450 Whitehall Street	Richland Hills, TX		104	591	30	105	620	725	64	1978	(o	)
7430 Whitehall Street	Richland Hills, TX		143	809	15	144	822	966	89	1985	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

7420 Whitehall Street	Richland Hills, TX		110	621	35	111	655	766	80	1985	(o	)
300 Wesley Way	Richland Hills, TX		208	1,181	17	211	1,196	1,407	128	1995	(o	)
825-827 Avenue H(c)	Arlington, TX		600	3,006	300	604	3,302	3,906	395	1979	(o	)
1013-31 Avenue M	Grand Prairie, TX		300	1,504	66	302	1,568	1,870	180	1978	(o	)
1172-84 113th Street(c)	Grand Prairie, TX		700	3,509	59	704	3,564	4,268	347	1980	(o	)
1200-16 Avenue H(c)	Arlington, TX		600	2,846	30	604	2,873	3,476	311	1981/82	(o	)
1322-66 N. Carrier Parkway(d)	Grand Prairie, TX		1,000	5,012	73	1,006	5,079	6,085	522	1979	(o	)
2401-2407 Centennial Dr.	Arlington, TX		600	2,534	141	604	2,672	3,275	287	1977	(o	)
3111 West Commerce Street	Dallas, TX		1,000	3,364	53	1,011	3,405	4,417	390	1979	(o	)
4201 Kellway	Addison, TX		306	1,342	31	317	1,361	1,679	86	1980	(o	)
9150 West Royal Lane(j)	Irving, TX		818	3,767	234	820	3,999	4,819	260	1985	(o	)
13800 Senlac Drive	Farmers Ranch, TX		823	4,042	12	825	4,052	4,877	324	1988	(o	)
801-831 S. Great Southwest Pkwy(j)(y)	Grand Prairie, TX		2,581	16,556	401	2,586	16,952	19,538	1,829	1975	(o	)
801-842 Heinz Way(j)	Grand Prairie, TX		599	3,327	74	601	3,399	4,000	250	1977	(o	)
901-937 Heinz Way	Grand Prairie, TX		493	2,823	(62)	481	2,773	3,254	238	1997	(o	)
2104 Hutton Drive	Carrolton, TX		246	1,393	172	249	1,563	1,811	243	1990	(o	)
7451 Dogwood Park	Richland Hills, TX		133	753	195	134	947	1,081	209	1977	(o	)
2900 Avenue E(j)	Arlington, TX		296	—	1,936	296	1,936	2,232	88	1968	(o	)
5801 Martin Luther King Blvd	Lubbock, TX		1,119	35,324	74	1,125	35,391	36,516	1,163	2000	(o	)
3730 Wheeler Avenue	Fort Smith, AR		720	2,800	27	726	2,822	3,547	19	1960/97	(o	)
Denver
7100 North Broadway — 1	Denver, CO		201	1,141	380	217	1,505	1,722	401	1978	(o	)
7100 North Broadway — 2	Denver, CO		203	1,150	264	204	1,413	1,617	347	1978	(o	)
7100 North Broadway — 3	Denver, CO		139	787	134	140	920	1,060	232	1978	(o	)
7100 North Broadway — 5	Denver, CO		178	1,018	218	178	1,236	1,414	288	1978	(o	)
7100 North Broadway — 6	Denver, CO		269	1,526	304	271	1,828	2,099	464	1978	(o	)
20100 East 32nd Avenue Parkway	Aurora, CO		314	1,888	168	314	2,055	2,370	624	1997	(o	)
700 West 48th Street	Denver, CO		302	1,711	429	307	2,135	2,442	611	1984	(o	)
702 West 48th Street	Denver, CO		135	763	103	139	861	1,000	220	1984	(o	)
6425 North Washington	Denver, CO		374	2,118	326	385	2,433	2,817	627	1983	(o	)
3370 North Peoria Street	Aurora, CO		163	924	106	163	1,030	1,193	263	1978	(o	)
3390 North Peoria Street	Aurora, CO		145	822	104	147	924	1,071	245	1978	(o	)
3508-3538 North Peoria Street	Aurora, CO		260	1,472	505	264	1,973	2,237	612	1978	(o	)
3568 North Peoria Street	Aurora, CO		222	1,260	333	225	1,590	1,815	453	1978	(o	)
4785 Elati	Denver, CO		173	981	177	175	1,156	1,332	314	1972	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

4770 Fox Street	Denver, CO		132	750	128	134	875	1,009	233	1972	(o	)
1550 W. Evans	Denver, CO		385	2,200	466	385	2,665	3,050	613	1975	(o	)
3871 Revere	Denver, CO		361	2,047	534	368	2,574	2,942	607	1980	(o	)
4570 Ivy Street	Denver, CO		219	1,239	201	220	1,438	1,658	361	1985	(o	)
5855 Stapleton Drive North	Denver, CO		288	1,630	267	290	1,896	2,186	489	1985	(o	)
5885 Stapleton Drive North	Denver, CO		376	2,129	251	380	2,376	2,756	531	1985	(o	)
5977-5995 North Broadway	Denver, CO		268	1,518	529	271	2,044	2,315	490	1978	(o	)
2952-5978 North Broadway	Denver, CO		414	2,346	690	422	3,029	3,451	764	1978	(o	)
4721 Ironton Street	Denver, CO		232	1,313	1,520	236	2,827	3,064	1,236	1969	(o	)
7100 North Broadway — 7	Denver, CO		215	1,221	186	219	1,403	1,622	368	1985	(o	)
7100 North Broadway — 8	Denver, CO		79	448	109	82	554	636	132	1985	(o	)
6804 East 48th Avenue	Denver, CO		253	1,435	395	256	1,827	2,084	438	1973	(o	)
445 Bryant Street	Denver, CO		1,829	10,219	1,722	1,829	11,941	13,770	2,843	1960	(o	)
East 47th Drive — A	Denver, CO		441	2,689	(25)	441	2,664	3,105	647	1997	(o	)
9500 West 49th Street — A	Wheatridge, CO		283	1,625	328	286	1,951	2,236	561	1997	(o	)
9500 West 49th Street — B	Wheatridge, CO		225	1,272	67	226	1,338	1,564	312	1997	(o	)
9500 West 49th Street — C	Wheatridge, CO		600	3,409	126	600	3,536	4,136	846	1997	(o	)
9500 West 49th Street — D	Wheatridge, CO		246	1,537	293	246	1,830	2,076	603	1997	(o	)
8100 South Park Way — A	Littleton, CO		423	2,507	220	423	2,727	3,150	669	1997	(o	)
8100 South Park Way — B	Littleton, CO		103	582	162	104	743	847	210	1984	(o	)
8100 South Park Way — C	Littleton, CO		568	3,219	223	575	3,435	4,010	785	1984	(o	)
451-591 East 124th Avenue	Littleton, CO		383	2,145	816	383	2,961	3,344	835	1979	(o	)
608 Garrison Street	Lakewood, CO		265	1,501	404	267	1,903	2,170	455	1984	(o	)
610 Garrison Street	Lakewood, CO		264	1,494	421	266	1,913	2,179	491	1984	(o	)
15000 West 6th Avenue	Golden, CO		913	5,174	1,230	916	6,402	7,318	1,690	1985	(o	)
14998 West 6th Avenue Bldg E	Golden, CO		565	3,199	224	568	3,419	3,987	870	1995	(o	)
14998 West 6th Avenue Bldg F	Englewood, CO		269	1,525	86	271	1,610	1,881	415	1995	(o	)
12503 East Euclid Drive	Denver, CO		1,208	6,905	1,024	1,208	7,930	9,138	2,058	1986	(o	)
6547 South Racine Circle	Denver, CO		739	4,241	173	739	4,415	5,153	1,021	1996	(o	)
7800 East Iliff Avenue	Denver, CO		188	1,067	255	190	1,320	1,510	311	1983	(o	)
2369 South Trenton Way	Denver, CO		292	1,656	193	294	1,848	2,141	480	1983	(o	)
2422 S. Trenton Way	Denver, CO		241	1,364	399	243	1,762	2,005	421	1983	(o	)
2452 South Trenton Way	Denver, CO		421	2,386	269	426	2,650	3,076	624	1983	(o	)
1600 South Abilene	Aurora, CO		465	2,633	140	467	2,771	3,238	650	1986	(o	)
1620 South Abilene	Aurora, CO		268	1,520	99	270	1,617	1,887	391	1986	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

1640 South Abilene	Aurora, CO		368	2,085	147	382	2,219	2,600	556	1986	(o	)
13900 East Florida Ave	Aurora, CO		189	1,071	81	190	1,151	1,341	276	1986	(o	)
14401-14492 East 33rd Place	Aurora, CO		440	2,519	288	440	2,806	3,246	675	1979	(o	)
11701 East 53rd Avenue	Denver, CO		416	2,355	193	422	2,542	2,964	575	1985	(o	)
5401 Oswego Street	Denver, CO		273	1,547	341	278	1,882	2,160	551	1985	(o	)
3811 Joilet	Denver, CO		735	4,166	448	752	4,597	5,349	977	1977	(o	)
2650 West 2nd Avenue	Denver, CO		221	1,252	190	223	1,440	1,663	349	1970	(o	)
14818 West 6th Avenue Bldg A	Golden, CO		468	2,799	300	468	3,099	3,567	754	1985	(o	)
14828 West 6th Avenue Bldg B	Golden, CO		503	2,942	566	503	3,508	4,011	943	1985	(o	)
12055 E 49th Ave/4955 Peoria	Denver, CO		298	1,688	439	305	2,120	2,424	487	1984	(o	)
4940-4950 Paris	Denver, CO		152	861	174	156	1,032	1,187	233	1984	(o	)
4970 Paris	Denver, CO		95	537	69	97	604	701	128	1984	(o	)
7367 South Revere Parkway	Englewood, CO		926	5,124	507	934	5,623	6,557	1,217	1997	(o	)
8200 East Park Meadows Drive(c)	Lone Tree, CO		1,297	7,348	1,236	1,304	8,577	9,881	1,548	1984	(o	)
3250 Quentin(c)	Aurora, CO		1,220	6,911	615	1,230	7,515	8,745	1,383	1984/2000	(o	)
11585 E. 53rd Ave.(c)	Denver, CO		1,770	10,030	1,052	1,780	11,072	12,852	1,644	1984	(o	)
10500 East 54th Ave.(d)	Denver, CO		1,253	7,098	890	1,260	7,980	9,240	1,347	1986	(o	)
8835 W. 116th Street	Broomfield, CO		1,151	6,523	869	1,304	7,239	8,543	725	2002	(o	)
3101-3151 S. Platte River Dr.	Englewood, CO		2,500	8,549	184	2,504	8,729	11,233	825	1974	(o	)
3155-3199 S. Platte River Dr.	Englewood, CO		1,700	7,787	199	1,702	7,983	9,686	691	1974	(o	)
3201-3273 S. Platte River Dr.	Englewood, CO		1,600	6,592	170	1,602	6,760	8,362	708	1974	(o	)
18150 E. 32nd Street	Aurora, CO		563	3,188	1,164	572	4,344	4,915	995	2000	(o	)
8820 W. 116th Street	Broomfield, CO		338	1,918	543	372	2,426	2,798	245	2001	(o	)
7005 East 46th Avenue	Denver, CO		512	2,025	9	517	2,029	2,546	112	1996	(o	)
Hilltop Business Center I — Bldg. B(j)	Littleton, CO		739	—	3,622	781	3,580	4,361	621	2001	(o	)
Jeffco Business Center A	Broomfield, CO		312	—	1,358	370	1,299	1,670	163	2001	(o	)
Park Centre A(j)	Westminister, CO		441	—	4,238	441	4,238	4,679	820	2001	(o	)
Park Centre B(j)	Westminister, CO		374	—	3,048	374	3,047	3,422	582	2001	(o	)
Park Centre C(j)	Westminister, CO		374	—	3,031	374	3,031	3,405	614	2001	(o	)
Park Centre D(j)	Westminister, CO		441	—	3,762	441	3,762	4,203	629	2001	(o	)
4001 Salazar Way	Frederick, CO		1,271	6,577	26	1,276	6,598	7,874	253	1999	(o	)
1690 S. Abilene	Aurora, CO		406	2,814	37	411	2,846	3,257	100	1985	(o	)
9586 Interstate 25 East Frontage	Longmont, CO		898	5,038	377	967	5,346	6,313	346	1997	(o	)
555 Corporate Circle	Golden, CO		397	2,673	345	448	2,968	3,416	308	1996	(o	)
Des Moines

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

1021 W. First Street, Hwy 93	Sumner, IA		99	2,540	20	100	2,559	2,659	197	1990/1995	(o	)
Detroit
238 Executive Drive	Troy, MI		52	173	554	100	679	779	606	1973	(o	)
301 Executive Drive	Troy, MI		71	293	731	133	962	1,095	789	1974	(o	)
449 Executive Drive	Troy, MI		125	425	1,030	218	1,362	1,580	1,073	1975	(o	)
501 Executive Drive	Troy, MI		71	236	678	129	856	985	487	1984	(o	)
451 Robbins Drive	Troy, MI		96	448	961	192	1,313	1,505	1,018	1975	(o	)
1095 Crooks Road(j)	Troy, MI		331	1,017	1,075	360	2,063	2,423	1,214	1986	(o	)
1416 Meijer Drive	Troy, MI		94	394	403	121	771	891	515	1980	(o	)
1624 Meijer Drive	Troy, MI		236	1,406	940	373	2,209	2,582	1,378	1984	(o	)
1972 Meijer Drive	Troy, MI		315	1,301	721	372	1,965	2,337	1,205	1985	(o	)
1621 Northwood Drive	Troy, MI		85	351	918	215	1,140	1,354	1,011	1977	(o	)
1707 Northwood Drive	Troy, MI		95	262	1,221	239	1,339	1,578	901	1983	(o	)
1788 Northwood Drive	Troy, MI		50	196	549	103	692	795	528	1977	(o	)
1821 Northwood Drive	Troy, MI		132	523	756	220	1,192	1,411	1,037	1977	(o	)
1826 Northwood Drive	Troy, MI		55	208	394	103	554	657	491	1977	(o	)
1864 Northwood Drive	Troy, MI		57	190	437	107	577	684	510	1977	(o	)
2277 Elliott Avenue	Troy, MI		48	188	501	104	633	737	512	1975	(o	)
2451 Elliott Avenue	Troy, MI		78	319	742	164	975	1,139	841	1974	(o	)
2730 Research Drive	Rochester Hills, MI		903	4,215	675	903	4,891	5,793	2,862	1988	(o	)
2791 Research Drive	Rochester Hills, MI		557	2,731	719	560	3,447	4,007	1,728	1991	(o	)
2871 Research Drive	Rochester Hills, MI		324	1,487	372	327	1,856	2,183	982	1991	(o	)
3011 Research Drive	Rochester Hills, MI		457	2,104	346	457	2,450	2,907	1,469	1988	(o	)
2870 Technology Drive	Rochester Hills, MI		275	1,262	290	279	1,548	1,827	886	1988	(o	)
2900 Technology Drive	Rochester Hills, MI		214	977	531	219	1,503	1,722	721	1992	(o	)
2920 Technology Drive	Rochester Hills, MI		153	671	196	153	868	1,020	444	1992	(o	)
2930 Technology Drive	Rochester Hills, MI		131	594	380	138	966	1,105	466	1991	(o	)
2950 Technology Drive	Rochester Hills, MI		178	819	223	185	1,035	1,220	552	1991	(o	)
23014 Commerce Drive	Farmington Hills, MI		39	203	169	56	355	411	225	1983	(o	)
23028 Commerce Drive	Farmington Hills, MI		98	507	247	125	727	852	464	1983	(o	)
23035 Commerce Drive	Farmington Hills, MI		71	355	262	93	596	688	374	1983	(o	)
23042 Commerce Drive	Farmintgon Hills, MI		67	277	313	89	568	657	357	1983	(o	)
23065 Commerce Drive	Farmington Hills, MI		71	408	227	93	613	706	378	1983	(o	)
23070 Commerce Drive	Farmington Hills, MI		112	442	673	125	1,102	1,227	810	1983	(o	)
23079 Commerce Drive	Farmington Hills, MI		68	301	316	79	605	685	348	1983	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

23093 Commerce Drive	Farmington Hills, MI		211	1,024	844	295	1,784	2,079	1,134	1983	(o	)
23135 Commerce Drive	Farmington Hills, MI		146	701	279	158	969	1,126	555	1986	(o	)
23163 Commerce Drive	Farmington Hills, MI		111	513	350	138	836	974	468	1986	(o	)
23177 Commerce Drive	Farmington Hills, MI		175	1,007	642	254	1,570	1,824	926	1986	(o	)
23206 Commerce Drive	Farmington Hills, MI		125	531	350	137	868	1,006	514	1985	(o	)
23370 Commerce Drive	Farmington Hills, MI		59	233	308	66	534	600	347	1980	(o	)
32450 N Avis Drive	Madison Heights, MI		281	1,590	193	286	1,778	2,064	469	1974	(o	)
12707 Eckles Road	Plymouth Township, MI		255	1,445	129	267	1,562	1,829	401	1990	(o	)
9300-9328 Harrison Rd	Romulus, MI		147	834	397	154	1,223	1,378	347	1978	(o	)
9330-9358 Harrison Rd	Romulus, MI		81	456	278	85	731	815	209	1978	(o	)
28420-28448 Highland Rd	Romulus, MI		143	809	220	149	1,023	1,172	305	1979	(o	)
28450-28478 Highland Rd	Romulus, MI		81	461	280	85	738	823	226	1979	(o	)
28421-28449 Highland Rd	Romulus, MI		109	617	291	114	903	1,017	258	1980	(o	)
28451-28479 Highland Rd	Romulus, MI		107	608	302	112	905	1,017	204	1980	(o	)
28825-28909 Highland Rd	Romulus, MI		70	395	236	73	627	700	162	1981	(o	)
28933-29017 Highland Rd	Romulus, MI		112	634	137	117	766	883	188	1982	(o	)
28824-28908 Highland Rd	Romulus, MI		134	760	244	140	997	1,137	256	1982	(o	)
28932-29016 Highland Rd	Romulus, MI		123	694	330	128	1,019	1,147	275	1982	(o	)
9710-9734 Harrison Rd	Romulus, MI		125	706	149	130	850	980	239	1987	(o	)
9740-9772 Harrison Rd	Romulus, MI		132	749	164	138	906	1,044	236	1987	(o	)
9840-9868 Harrison Rd	Romulus, MI		144	815	146	151	954	1,105	253	1987	(o	)
9800-9824 Harrison Rd	Romulus, MI		117	664	126	123	785	907	191	1987	(o	)
29265-29285 Airport Dr	Romulus, MI		140	794	220	147	1,008	1,155	258	1983	(o	)
29185-29225 Airport Dr	Romulus, MI		140	792	258	146	1,044	1,191	279	1983	(o	)
29149-29165 Airport Dr	Romulus, MI		216	1,225	377	226	1,592	1,818	380	1984	(o	)
29101-29115 Airport Dr	Romulus, MI		130	738	306	136	1,038	1,175	272	1985	(o	)
29031-29045 Airport Dr	Romulus, MI		124	704	144	130	842	972	216	1985	(o	)
29050-29062 Airport Dr	Romulus, MI		127	718	133	133	845	978	239	1986	(o	)
29120-29134 Airport Dr	Romulus, MI		161	912	244	169	1,149	1,317	277	1986	(o	)
29200-29214 Airport Dr	Romulus, MI		170	963	352	178	1,307	1,485	378	1985	(o	)
9301-9339 Middlebelt Rd	Romulus, MI		124	703	186	130	883	1,013	244	1983	(o	)
26980 Trolley Industrial Drive	Taylor, MI		450	2,550	1,014	463	3,551	4,014	925	1997	(o	)
32975 Capitol Avenue	Livonia, MI		135	748	332	144	1,071	1,215	251	1978	(o	)
2725 S. Industrial Highway	Ann Arbor, MI		660	3,654	470	704	4,080	4,784	850	1997	(o	)
32920 Capitol Avenue	Livonia, MI		76	422	88	82	504	586	109	1973	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

11923 Brookfield Avenue	Livonia, MI		120	665	495	128	1,151	1,280	431	1973	(o	)
11965 Brookfield Avenue	Livonia, MI		120	665	67	128	724	852	156	1973	(o	)
13405 Stark Road	Livonia, MI		46	254	136	49	387	436	97	1980	(o	)
1170 Chicago Road	Troy, MI		249	1,380	256	266	1,618	1,885	328	1983	(o	)
1200 Chicago Road	Troy, MI		268	1,483	274	286	1,739	2,025	350	1984	(o	)
450 Robbins Drive	Troy, MI		166	920	257	178	1,165	1,343	227	1976	(o	)
1230 Chicago Road	Troy, MI		271	1,498	156	289	1,636	1,925	349	1996	(o	)
12886 Westmore Avenue	Livonia, MI		190	1,050	194	202	1,232	1,434	257	1981	(o	)
12898 Westmore Avenue	Livonia, MI		190	1,050	235	202	1,273	1,475	283	1981	(o	)
33025 Industrial Road	Livonia, MI		80	442	130	85	567	652	133	1980	(o	)
47711 Clipper Street	Plymouth Township, MI		539	2,983	265	575	3,212	3,787	691	1996	(o	)
32975 Industrial Road	Livonia, MI		160	887	341	171	1,217	1,388	298	1984	(o	)
32985 Industrial Road	Livonia, MI		137	761	149	147	900	1,047	193	1985	(o	)
32995 Industrial Road	Livonia, MI		160	887	180	171	1,056	1,227	242	1983	(o	)
12874 Westmore Avenue	Livonia, MI		137	761	239	147	990	1,137	220	1984	(o	)
33067 Industrial Road	Livonia, MI		160	887	305	171	1,181	1,352	256	1984	(o	)
1775 Bellingham	Troy, MI		344	1,902	297	367	2,176	2,543	447	1987	(o	)
1785 East Maple	Troy, MI		92	507	86	98	587	685	126	1985	(o	)
1807 East Maple	Troy, MI		321	1,775	210	342	1,964	2,306	427	1984	(o	)
980 Chicago	Troy, MI		206	1,141	176	220	1,303	1,523	265	1985	(o	)
1840 Enterprise Drive	Rochester Hills, MI		573	3,170	371	611	3,503	4,114	767	1990	(o	)
1885 Enterprise Drive	Rochester Hills, MI		209	1,158	115	223	1,259	1,482	273	1990	(o	)
1935-55 Enterprise Drive	Rochester Hills, MI		1,285	7,144	701	1,371	7,759	9,130	1,679	1990	(o	)
5500 Enterprise Court	Warren, MI		675	3,737	447	721	4,138	4,859	886	1989	(o	)
750 Chicago Road	Troy, MI		323	1,790	381	345	2,149	2,494	468	1986	(o	)
800 Chicago Road	Troy, MI		283	1,567	519	302	2,067	2,369	577	1985	(o	)
850 Chicago Road	Troy, MI		183	1,016	262	196	1,265	1,461	258	1984	(o	)
2805 S. Industrial Highway	Ann Arbor, MI		318	1,762	402	340	2,142	2,482	474	1990	(o	)
6833 Center Drive	Sterling Heights, MI		467	2,583	220	493	2,777	3,270	613	1998	(o	)
32201 North Avis Drive	Madison Heights, MI		345	1,911	519	349	2,427	2,776	709	1974	(o	)
1100 East Mandoline Road	Madison Heights, MI		888	4,915	1,452	897	6,357	7,255	1,621	1967	(o	)
30081 Stephenson Highway	Madison Heights, MI		271	1,499	389	274	1,884	2,158	418	1967	(o	)
1120 John A. Papalas Drive(d)	Lincoln Park, MI		586	3,241	843	593	4,077	4,670	849	1985	(o	)
4872 S. Lapeer Road	Lake Orion Twsp, MI		1,342	5,441	2,007	1,412	7,378	8,790	1,994	1999	(o	)
1400 Allen Drive	Troy, MI		209	1,154	120	212	1,271	1,483	192	1979	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

1408 Allen Drive	Troy, MI		151	834	171	153	1,003	1,156	226	1979	(o	)
1305 Stephenson Hwy	Troy, MI		345	1,907	171	350	2,072	2,423	359	1979	(o	)
32505 Industrial Drive	Madison Heights, MI		345	1,910	418	351	2,322	2,673	449	1979	(o	)
1799-1813 Northfield Drive(c)	Rochester Hills, MI		481	2,665	266	490	2,922	3,412	473	1980	(o	)
32200 N. Avis(j)	Madison Heights, MI		503	3,367	865	503	4,232	4,735	146	1973	(o	)
100 Kay Industrial	Orion, MI		677	2,018	403	685	2,414	3,098	269	1987	(o	)
1849 West Maple Road	Troy, MI		1,688	2,790	29	1,700	2,808	4,507	163	1986	(o	)
42555 Merrill Road	Sterling Heights, MI		1,080	2,300	3,550	1,090	5,840	6,930	175	1979/2006	(o	)
28435 Automation Blvd.	Wixom, MI		621		3,804	628	3,797	4,425	217	2004	(o	)
2441 N. Opdyke Road	Auburn Hills, MI		530	737	16	538	745	1,283	16	1989/94	(o	)
200 Northpointe Drive	Orion Township, MI		723	2,063	35	734	2,088	2,821	27	1997	(o	)
12163 Globe Street(j)	Detroit, MI		595	979	154	596	1,132	1,728	135	1980	(o	)
32500 Capitol Avenue	Livonia, MI		258	1,032	154	260	1,185	1,444	35	1970	(o	)
32650 Capitol Avenue	Livonia, MI		282	1,128	54	284	1,181	1,464	44	1970	(o	)
11800 Sears Drive(j)	Livonia, MI		693	1,507	1,222	703	2,718	3,422	254	1971	(o	)
1099 Church Road	Troy, MI		702	1,332	45	721	1,358	2,079	147	1980	(o	)
Grand Rapids
5050 Kendrick Court(j)	Grand Rapids, MI		1,721	11,433	7,167	1,721	18,600	20,320	5,158	1988/94	(o	)
5015 52nd Street SE	Grand Rapids, MI		234	1,321	143	234	1,464	1,698	492	1987	(o	)
Houston
2102-2314 Edwards Street	Houston, TX		348	1,973	1,174	382	3,113	3,496	631	1961	(o	)
4545 Eastpark Drive	Houston, TX		235	1,331	735	240	2,061	2,301	530	1972	(o	)
3351 Rauch St	Houston, TX		272	1,541	189	278	1,724	2,002	382	1970	(o	)
3851 Yale St	Houston, TX		413	2,343	680	425	3,012	3,437	777	1971	(o	)
3337-3347 Rauch Street	Houston, TX		227	1,287	217	233	1,499	1,731	337	1970	(o	)
8505 N Loop East	Houston, TX		439	2,489	744	449	3,223	3,672	737	1981	(o	)
4749-4799 Eastpark Dr	Houston, TX		594	3,368	1,159	611	4,510	5,121	1,112	1979	(o	)
4851 Homestead Road	Houston, TX		491	2,782	913	504	3,682	4,186	846	1973	(o	)
3365-3385 Rauch Street	Houston, TX		284	1,611	119	290	1,724	2,014	388	1970	(o	)
5050 Campbell Road	Houston, TX		461	2,610	330	470	2,930	3,401	669	1970	(o	)
4300 Pine Timbers	Houston, TX		489	2,769	597	499	3,355	3,854	751	1980	(o	)
2500-2530 Fairway Park Drive	Houston, TX		766	4,342	764	792	5,080	5,872	1,157	1974	(o	)
6550 Longpointe	Houston, TX		362	2,050	549	370	2,591	2,961	589	1980	(o	)
1815 Turning Basin Dr	Houston, TX		487	2,761	522	531	3,239	3,770	731	1980	(o	)
1819 Turning Basin Dr	Houston, TX		231	1,308	567	251	1,854	2,105	424	1980	(o	)

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

1805 Turning Basin Drive	Houston, TX			564	3,197	655	616	3,800	4,415	856	1980	(o	)
9835A Genard Road	Houston, TX			1,505	8,333	3,310	1,581	11,568	13,149	2,245	1980	(o	)
9835B Genard Road	Houston, TX			245	1,357	463	256	1,809	2,065	302	1980	(o	)
10325-10415 Landsbury Drive(d)	Houston, TX			696	3,854	499	704	4,345	5,049	569	1982	(o	)
8705 City Park Loop	Houston, TX			710	2,983	933	714	3,912	4,626	452	1982	(o	)
11505 State Highway 225	LaPorte City, TX			940	4,675	615	940	5,290	6,230	338	2003	(o	)
6955 Portwest Drive(j)	Houston, TX			314	1,686	213	320	1,892	2,213	91	1985	(o	)
6925 Portwest Drive(j)	Houston, TX			402	1,360	230	407	1,585	1,992	112	1985	(o	)
600 Kenrick	Houston, TX			900	1,791	235	913	2,013	2,926	280	1981	(o	)
1500 E. Main	LaPorte City, TX			201	1,328	24	204	1,348	1,553	121	1972/1982	(o	)
Indianapolis
7901 West 21st St.	Indianapolis, IN			1,048	6,027	427	1,048	6,454	7,502	1,661	1985	(o	)
1445 Brookville Way	Indianapolis, IN			459	2,603	737	476	3,323	3,799	967	1989	(o	)
1440 Brookville Way	Indianapolis, IN			665	3,770	1,080	685	4,831	5,516	1,219	1990	(o	)
1240 Brookville Way	Indianapolis, IN			247	1,402	308	258	1,700	1,958	496	1990	(o	)
1345 Brookville Way	Indianapolis, IN	(o	)	586	3,321	910	601	4,215	4,816	1,196	1992	(o	)
1350 Brookville Way	Indianapolis, IN			205	1,161	179	212	1,333	1,544	379	1994	(o	)
1341 Sadlier Circle E Dr	Indianapolis, IN	(p	)	131	743	374	136	1,112	1,248	352	1971/1992	(o	)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	(p	)	145	822	283	152	1,099	1,251	337	1971/1992	(o	)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	(p	)	218	1,234	426	225	1,653	1,877	484	1992	(o	)
1304 Sadlier Circle E Dr	Indianapolis, IN	(p	)	71	405	153	75	554	629	175	1971/1992	(o	)
1402 Sadlier Circle E Dr	Indianapolis, IN	(p	)	165	934	437	171	1,365	1,536	425	1970/1992	(o	)
1504 Sadlier Circle E Dr	Indianapolis, IN	(p	)	219	1,238	318	226	1,549	1,774	381	1971/1992	(o	)
1311 Sadlier Circle E Dr	Indianapolis, IN	(p	)	54	304	105	57	405	462	105	1971/1992	(o	)
1365 Sadlier Circle E Dr	Indianapolis, IN	(p	)	121	688	287	126	970	1,096	240	1971/1992	(o	)
1352-1354 Sadlier Circle E Dr	Indianapolis, IN	(p	)	178	1,008	383	184	1,384	1,568	385	1970/1992	(o	)
1335 Sadlier Circle E Dr	Indianapolis, IN	(p	)	81	460	139	85	594	679	158	1971/1992	(o	)
1327 Sadlier Circle E Dr	Indianapolis, IN	(p	)	52	295	80	55	372	427	120	1971/1992	(o	)
1425 Sadlier Circle E Dr	Indianapolis, IN	(p	)	21	117	39	23	154	177	40	1971/1992	(o	)
1230 Brookville Way	Indianapolis, IN			103	586	90	109	672	780	175	1995	(o	)
6951 E 30th St	Indianapolis, IN			256	1,449	238	265	1,678	1,943	486	1995	(o	)
6701 E 30th St	Indianapolis, IN			78	443	43	82	482	564	131	1995	(o	)
6737 E 30th St	Indianapolis, IN			385	2,181	307	398	2,474	2,873	722	1995	(o	)
1225 Brookville Way	Indianapolis, IN			60	—	458	68	450	518	94	1997	(o	)
6555 E 30th St	Indianapolis, IN			484	4,760	1,874	484	6,634	7,118	1,900	1969/1981	(o	)

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

8402-8440 E 33rd St	Indianapolis, IN			222	1,260	638	230	1,890	2,120	518	1977	(o	)
8520-8630 E 33rd St	Indianapolis, IN			326	1,848	706	336	2,545	2,881	733	1976	(o	)
8710-8768 E 33rd St	Indianapolis, IN			175	993	405	187	1,385	1,572	384	1979	(o	)
3316-3346 N. Pagosa Court	Indianapolis, IN			325	1,842	605	335	2,436	2,771	696	1977	(o	)
6751 E 30th St	Indianapolis, IN			728	2,837	256	741	3,079	3,820	740	1997	(o	)
8525 E. 33rd Street	Indianapolis, IN			1,300	2,091	1,230	1,308	3,314	4,621	937	1978	(o	)
5705-97 Park Plaza Ct	Indianapolis, IN	(q	)	600	2,194	872	609	3,057	3,666	701	1977	(o	)
9319-9341 Castlegate Drive	Indianapolis, IN			530	1,235	1,111	544	2,332	2,876	478	1983	(o	)
9332-9350 Castlegate Drive	Indianapolis, IN			420	646	663	429	1,300	1,729	290	1983	(o	)
2855 Michigan Road	Madison, IN			504	1,169	49	521	1,201	1,722	625	1962	(o	)
1133 Northwest L Street	Richmond, IN	(r	)	201	1,358	26	208	1,378	1,586	150	1955/92	(o	)
1380 Perry Road	Plainfield, IN			781	5,156	35	785	5,187	5,972	352	1997	(o	)
9210 East 146th Street	Noblesville, IN			66	684	799	66	1,483	1,549	520	1978	(o	)
4640 Martin Luther King Jr. Boulevard	Anderson, IN			161	664	6	163	669	831	67	1999	(o	)
6512 Production Drive	Anderson, IN			58	281	3	58	284	342	19	1995	(o	)
6628 Production Drive	Anderson, IN			150	680	7	151	686	837	48	1995	(o	)
2902 Enterprise Drive	Anderson, IN			230	4,573	44	232	4,615	4,847	224	1995	(o	)
Los Angeles
12616 Yukon Ave	Hawthorne, CA			685	3,884	217	696	4,090	4,786	457	1987	(o	)
333 Turnbull Canyon Road	City of Industry, CA			2,700	1,824	572	2,700	2,396	5,096	362	1968/1985	(o	)
350-390 Manville St.	Compton, CA			2,300	3,768	103	2,313	3,857	6,171	377	1979	(o	)
1944 Vista Bella Way	Rancho Dominguez, CA			1,746	3,148	586	1,821	3,660	5,480	244	1976	(o	)
2000 Vista Bella Way	Rancho Dominguez, CA			817	1,673	292	852	1,931	2,782	126	1971	(o	)
2835 East Ana Street Drive	Rancho Dominguez, CA			1,682	2,750	133	1,770	2,796	4,565	186	1972/2000	(o	)
665 N. Baldwin Park Blvd	City of Industry, CA			2,124	5,219	53	2,139	5,257	7,396	228	1965/92	(o	)
27801 Avenue Scott(j)	Santa Clarita, CA			2,890	7,020	192	2,899	7,203	10,102	69	1984	(o	)
2610 & 2660 Columbia Street	Torrance, CA			3,008	5,826	36	3,021	5,849	8,870	153	1969	(o	)
433 Alaska Avenue	Torrance, CA			681	168	4	684	169	853	4	1962	(o	)
201 West Manville Avenue	Compton, CA			7,639	5,022	310	7,807	5,164	12,971	434	1956	(o	)
14300 Bonelli Street(j)	City of Industry, CA			2,000	8,000	1,130	2,096	9,034	11,130	309	1973/2002	(o	)
4020 S. Compton Ave	Los Angeles, CA			3,800	7,330	71	3,825	7,376	11,201	109	1986	(o	)
Louisville
9001 Cane Run Road	Louisville, KY			524	—	5,817	560	5,781	6,341	1,675	1998	(o	)
9101 Cane Run Road	Louisville, KY			608	—	6,114	608	6,113	6,722	917	2000	(o	)
Milwaukee

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

6523 N Sydney Place	Glendale, WI			172	976	189	176	1,163	1,338	316	1978	(o	)
4560 N 124th Street	Wauwatosa, WI			118	667	85	129	741	870	177	1976	(o	)
4410-80 North 132nd Street	Butler, WI			355	—	4,023	359	4,019	4,378	680	1999	(o	)
5355 South Westridge Drive	New Berlin, WI			1,630	7,058	92	1,646	7,134	8,780	565	1997	(o	)
320-34 W. Vogel	Milwaukee, WI			506	3,199	41	508	3,238	3,746	375	1970	(o	)
4950 S. 6th Avenue	Milwaukee, WI			299	1,565	85	301	1,648	1,949	230	1970	(o	)
1711 Paramount Court	Waukesha, WI			308	1,762	19	311	1,778	2,089	122	1997	(o	)
W 140 N9059 Lilly Road	Iomonee Falls, WI			343	1,153	242	366	1,372	1,738	100	1995	(o	)
200 W. Vogel Ave., Bldg B	Milwaukee, WI			301	2,150	13	302	2,162	2,464	225	1970	(o	)
16600 West Glendale Avenue	New Berlin, WI			704	1,923	385	715	2,298	3,012	177	1969/84	(o	)
4921 S. 2nd Street	Milwaukee, WI			101	713	2	101	715	816	68	1970	(o	)
1500 Peebles Drive	Richland Center, WI			1,577	1,018	34	1,603	1,027	2,629	358	1967/72	(o	)
Minneapolis/St. Paul
6507-6545 Cecilia Circle	Bloomington, MN			357	1,320	1,289	386	2,580	2,966	1,444	1980	(o	)
6201 West 111th Street	Bloomington, MN	(s	)	1,358	8,622	4,139	1,499	12,620	14,119	6,307	1987	(o	)
6403-6545 Cecilia Drive	Bloomington, MN			366	1,363	1,141	395	2,475	2,870	1,455	1980	(o	)
7251-7267 Washington Avenue	Edina, MN			129	382	715	182	1,044	1,226	769	1972	(o	)
7301-7325 Washington Avenue	Edina, MN			174	391	103	193	475	668	150	1972	(o	)
7101 Winnetka Avenue North	Brooklyn Park, MN			2,195	6,084	3,707	2,228	9,758	11,986	5,183	1990	(o	)
7600 Golden Triangle Drive	Eden Prairie, MN			566	1,394	1,418	615	2,764	3,378	1,489	1989	(o	)
9901 West 74th Street	Eden Prairie, MN			621	3,289	3,211	639	6,482	7,121	3,440	1983/88	(o	)
12220-12222 Nicollet Avenue	Burnsville, MN			105	425	400	114	817	930	518	1989/90	(o	)
12250-12268 Nicollet Avenue	Burnsville, MN			260	1,054	523	296	1,540	1,837	715	1989/90	(o	)
12224-12226 Nicollet Avenue	Burnsville, MN			190	770	715	207	1,468	1,675	650	1989/90	(o	)
1030 Lone Oak Road	Eagan, MN			456	2,703	575	456	3,278	3,734	966	1988	(o	)
1060 Lone Oak Road	Eagan, MN			624	3,700	701	624	4,401	5,026	1,349	1988	(o	)
5400 Nathan Lane	Plymouth, MN			749	4,461	1,302	757	5,754	6,512	2,059	1990	(o	)
10120 W 76th Street	Eden Prairie, MN			315	1,804	1,378	315	3,181	3,496	1,498	1987	(o	)
7615 Golden Triangle	Eden Prairie, MN			268	1,532	785	268	2,317	2,585	612	1987	(o	)
7625 Golden Triangle	Eden Prairie, MN			415	2,375	1,107	415	3,482	3,897	1,129	1987	(o	)
2605 Fernbrook Lane North	Plymouth, MN			443	2,533	672	445	3,203	3,647	835	1987	(o	)
12155 Nicollet Ave	Burnsville, MN			286	—	1,731	288	1,729	2,017	482	1995	(o	)
4100 Peavey Road	Chaska, MN			277	2,261	795	277	3,056	3,333	768	1988	(o	)
11300 Hamshire Ave South	Bloomington, MN			527	2,985	1,460	541	4,430	4,972	980	1983	(o	)
375 Rivertown Drive	Woodbury, MN			1,083	6,135	2,720	1,503	8,435	9,938	1,987	1996	(o	)

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

5205 Highway 169	Plymouth, MN			446	2,525	1,000	740	3,230	3,970	793	1960	(o	)
6451-6595 Citywest Parkway	Eden Prairie, MN			525	2,975	1,258	538	4,220	4,758	1,116	1984	(o	)
7100-7198 Shady Oak Road	Eden Prairie, MN			715	4,054	1,212	736	5,245	5,981	1,747	1982/2002	(o	)
7500-7546 Washington Square	Eden Prairie, MN			229	1,300	795	235	2,090	2,325	515	1975	(o	)
7550-7558 Washington Square	Eden Prairie, MN			153	867	184	157	1,048	1,205	251	1975	(o	)
5240-5300 Valley Industrial Blvd S	Shakopee, MN			362	2,049	1,011	371	3,049	3,421	816	1973	(o	)
6477-6525 City West Parkway	Eden Prairie, MN			810	4,590	984	819	5,564	6,384	1,355	1984	(o	)
1157 Valley Park Drive	Shakopee, MN			760	—	6,160	888	6,032	6,920	1,145	1997	(o	)
500-530 Kasota Avenue SE	Minneapolis, MN			415	2,354	998	432	3,335	3,767	913	1976	(o	)
770-786 Kasota Avenue SE	Minneapolis, MN			333	1,888	512	347	2,386	2,733	504	1976	(o	)
800 Kasota Avenue SE	Minneapolis, MN			524	2,971	743	597	3,641	4,238	872	1976	(o	)
2530-2570 Kasota Avenue	St. Paul, MN			407	2,308	780	465	3,030	3,495	707	1976	(o	)
1280 Energy Park Drive	St. Paul, MN			700	2,779	83	705	2,857	3,562	271	1984	(o	)
9600 West 76th Street	Eden Prairie, MN			1,000	2,450	36	1,034	2,451	3,486	188	1997	(o	)
9700 West 76th Street	Eden Prairie, MN			1,000	2,709	101	1,038	2,772	3,810	227	1984/97	(o	)
5017 Boone Avenue North	New Hope, MN	(t	)	1,000	1,599	58	1,009	1,648	2,657	263	1971/74	(o	)
2300 West Highway 13(I-35 Dist Ctr)	Burnsville, MN			2,517	6,069	579	2,524	6,640	9,165	1,218	1970/76	(o	)
1087 Park Place	Shakopee, MN			1,195	4,891	15	1,198	4,903	6,101	372	1996/2000	(o	)
5391 12th Avenue SE	Shakopee, MN			1,392	8,149	230	1,395	8,375	9,771	580	1998	(o	)
4701 Valley Industrial Boulevard	Shakopee, MN			1,296	7,157	(81)	1,299	7,073	8,372	518	1997	(o	)
Park 2000 III(j)	Shakopee, MN			590	—	4,953	590	4,953	5,543	619	2001	(o	)
7600 69th Avenue	Greenfield, MN			1,500	8,328	1,808	1,510	10,126	11,636	945	2004	(o	)
316 Lake Hazeltine Drive	Chaska, MN			714	944	155	729	1,084	1,813	108	1986	(o	)
1225 Highway 169 North	Plymouth, MN			1,190	1,979	59	1,207	2,022	3,228	39	1968	(o	)
Nashville
3099 Barry Drive	Portland, TN			418	2,368	192	421	2,557	2,978	702	1995	(o	)
3150 Barry Drive	Portland, TN			941	5,333	477	981	5,770	6,750	1,447	1993	(o	)
5599 Highway 31 West	Portland, TN			564	3,196	211	571	3,400	3,971	950	1995	(o	)
1650 Elm Hill Pike	Nashville, TN			329	1,867	172	332	2,036	2,368	486	1984	(o	)
1931 Air Lane Drive	Nashville, TN			489	2,785	273	493	3,054	3,547	722	1984	(o	)
470 Metroplex Drive(c)	Nashville, TN			619	3,507	1,216	626	4,716	5,342	1,405	1986	(o	)
1150 Antiock Pike	Nashville, TN			661	3,748	523	669	4,264	4,932	1,033	1987	(o	)
4640 Cummings Park	Nashville, TN			360	2,040	181	365	2,216	2,581	390	1986	(o	)
556 Metroplex Drive	Nashville, TN			227	1,285	124	231	1,405	1,636	234	1983	(o	)
1740 River Hills Drive	Nashville, TN			848	4,383	515	888	4,858	5,746	614	1978	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

Northern New Jersey
14 World’s Fair Drive	Franklin, NJ		483	2,735	553	503	3,268	3,771	787	1980	(o	)
12 World’s Fair Drive	Franklin, NJ		572	3,240	539	593	3,757	4,350	920	1981	(o	)
22 World’s Fair Drive	Franklin, NJ		364	2,064	302	375	2,355	2,730	528	1983	(o	)
26 World’s Fair Drive	Franklin, NJ		361	2,048	293	377	2,325	2,703	553	1984	(o	)
24 World’s Fair Drive	Franklin, NJ		347	1,968	487	362	2,441	2,802	620	1984	(o	)
20 World’s Fair Drive Lot 13	Sumerset, NJ		9	—	2,632	691	1,950	2,641	365	1999	(o	)
45 Route 46	Pine Brook, NJ		969	5,491	790	978	6,272	7,250	1,045	1974/1987	(o	)
43 Route 46	Pine Brook, NJ		474	2,686	454	479	3,136	3,614	582	1974/1987	(o	)
39 Route 46	Pine Brook, NJ		260	1,471	179	262	1,647	1,909	286	1970	(o	)
26 Chapin Road	Pine Brook, NJ		956	5,415	520	965	5,925	6,890	970	1983	(o	)
30 Chapin Road	Pine Brook, NJ		960	5,440	592	969	6,023	6,992	997	1983	(o	)
20 Hook Mountain Road	Pine Brook, NJ		1,507	8,542	1,050	1,534	9,566	11,100	1,488	1972/1984	(o	)
30 Hook Mountain Road	Pine Brook, NJ		389	2,206	368	396	2,567	2,963	424	1972/1987	(o	)
55 Route 46	Pine Brook, NJ		396	2,244	211	403	2,448	2,851	396	1978/1994	(o	)
16 Chapin Road	Pine Brook, NJ		885	5,015	323	901	5,323	6,223	881	1987	(o	)
20 Chapin Road	Pine Brook, NJ		1,134	6,426	523	1,154	6,929	8,083	1,144	1987	(o	)
Sayreville Lot 3	Sayreville, NJ		996	—	5,301	996	5,301	6,297	318	2002	(o	)
Sayreville Lot 4	Sayreville, NJ		944	—	4,749	944	4,749	5,693	532	2001	(o	)
400 Raritan Center Parkway	Edison, NJ		829	4,722	552	851	5,253	6,104	769	1983	(o	)
300 Columbus Circle	Edison, NJ		1,257	7,122	950	1,277	8,052	9,329	1,180	1983	(o	)
400 Apgar	Franklin Township, NJ		780	4,420	624	822	5,002	5,824	639	1987	(o	)
500 Apgar	Franklin Township, NJ		361	2,044	440	368	2,476	2,845	367	1987	(o	)
201 Circle Dr. North	Piscataway, NJ		840	4,760	696	857	5,439	6,296	634	1987	(o	)
1 Pearl Ct.	Allendale, NJ		623	3,528	1,304	649	4,806	5,454	498	1978	(o	)
2 Pearl Ct.	Allendale, NJ		255	1,445	1,280	403	2,577	2,980	267	1979	(o	)
3 Pearl Ct.	Allendale, NJ		440	2,491	203	458	2,675	3,133	327	1978	(o	)
4 Pearl Ct.	Allendale, NJ		450	2,550	613	469	3,144	3,613	440	1979	(o	)
5 Pearl Ct.	Allendale, NJ		505	2,860	510	526	3,349	3,875	403	1977	(o	)
59 Route 17	Allendale, NJ		518	2,933	1,122	539	4,033	4,572	631	1979	(o	)
309-319 Pierce Street	Somerset, NJ		1,300	4,628	340	1,309	4,958	6,268	412	1986	(o	)
Orlando
Lake Point IV	Tampa, FL		909	4,613	137	920	4,739	5,659	348	1987	(o	)
Philadelphia
3240 S.78th Street	Philadelphia, PA		515	1,245	70	539	1,291	1,830	73	1980	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

Phoenix
1045 South Edward Drive	Tempe, AZ		390	2,160	86	394	2,242	2,636	433	1976	(o	)
46 N. 49th Ave.	Phoenix, AZ		283	1,704	732	283	2,436	2,719	459	1986	(o	)
240 N. 48th Ave.	Phoenix, AZ		482	1,913	96	482	2,009	2,491	293	1977	(o	)
220 N. 48th Ave.	Phoenix, AZ		530	1,726	252	531	1,977	2,508	257	1977	(o	)
54 N. 48th Ave.	Phoenix, AZ		130	625	50	131	674	805	94	1977	(o	)
64 N. 48th Ave.	Phoenix, AZ		180	458	55	181	512	693	79	1977	(o	)
236 N. 48th Ave.	Phoenix, AZ		120	322	42	120	363	484	50	1977	(o	)
10 S. 48th Ave.	Phoenix, AZ		510	1,687	170	513	1,855	2,367	249	1977	(o	)
115 E. Watkins St.	Phoenix, AZ		170	816	112	171	928	1,098	120	1979	(o	)
135 E. Watkins St.	Phoenix, AZ		380	1,962	127	382	2,087	2,469	280	1977	(o	)
10220 S. 51st Street	Phoenix, AZ		400	1,493	42	406	1,529	1,935	174	1985	(o	)
50 South 56th Street	Chandler, AZ		1,200	3,333	(49)	1,207	3,277	4,484	236	1991/97	(o	)
4701 W. Jefferson	Phoenix, AZ		926	2,195	628	929	2,820	3,749	322	1984	(o	)
7102 W. Roosevelt(j)	Phoenix, AZ		1,613	6,451	88	1,620	6,532	8,152	65	1998	(o	)
4137 West Adams Street	Phoenix, AZ		990	2,661	131	1,029	2,753	3,782	30	1985/92	(o	)
Portland
2315 NW 21st Place	Portland, OR		301	1,247	38	309	1,277	1,586	59	1966/79	(o	)
Salt Lake City
512 Lawndale Drive	Salt Lake City, UT		2,705	15,749	2,985	2,705	18,733	21,438	4,806	1981	(o	)
1270 West 2320 South	West Valley, UT		138	784	144	143	924	1,067	232	1986/92	(o	)
1275 West 2240 South	West Valley, UT		395	2,241	473	408	2,702	3,109	652	1986/92	(o	)
1288 West 2240 South	West Valley, UT		119	672	180	123	849	971	249	1986/92	(o	)
2235 South 1300 West	West Valley, UT		198	1,120	259	204	1,373	1,577	376	1986/92	(o	)
1293 West 2200 South	West Valley, UT		158	896	202	163	1,093	1,256	309	1986/92	(o	)
1279 West 2200 South	West Valley, UT		198	1,120	56	204	1,170	1,374	270	1986/92	(o	)
1272 West 2240 South	West Valley, UT		336	1,905	437	347	2,331	2,677	694	1986/92	(o	)
1149 West 2240 South	West Valley, UT		217	1,232	99	225	1,324	1,549	294	1986/92	(o	)
1142 West 2320 South	West Valley, UT		217	1,232	139	225	1,364	1,588	346	1997	(o	)
1152 West 2240 South	West Valley, UT		2,067	—	3,549	2,114	3,503	5,617	542	1999	(o	)
369 Orange Street	Salt Lake City, UT		600	2,855	170	602	3,022	3,625	375	1980	(o	)
4625 West 1730 South	Salt Lake City, UT		903	4,005	17	907	4,018	4,925	43	1997	(o	)
1815-1957 South 4650 West	Salt Lake City, UT		1,707	10,873	161	1,713	11,028	12,741	101	1997	(o	)
1330 W. 3300 South Avenue	Ogden, UT		1,100	2,353	654	1,100	3,007	4,107	448	1982	(o	)
4517 West 1730 South	Salt Lake City, UT		704	2,737	220	748	2,913	3,661	29	1989	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

San Diego
9051 Siempre Viva Rd.	San Diego, CA		540	1,598	189	541	1,786	2,327	224	1989	(o	)
9163 Siempre Viva Rd.	San Diego, CA		430	1,621	210	431	1,830	2,261	227	1989	(o	)
9295 Siempre Viva Rd.	San Diego, CA		540	1,569	123	541	1,691	2,232	195	1989	(o	)
9255 Customhouse Plaza	San Diego, CA		3,230	11,030	902	3,234	11,928	15,162	1,401	1989	(o	)
16275 Technology Drive	San Diego, CA		2,848	8,641	42	2,859	8,672	11,531	367	1963/85	(o	)
6305 El Camino Real(j)	Carlsbad, CA		1,590	6,360	0	1,590	6,360	7,950	85	1980	(o	)
42374 Avenida Alvarado(c)	Temecula, CA		447	2,529	336	462	2,849	3,311	283	1987	(o	)
9375 Customhouse Plaza	San Diego, CA		430	1,384	287	431	1,670	2,101	227	1989	(o	)
9465 Customhouse Plaza	San Diego, CA		430	1,437	226	431	1,662	2,093	237	1989	(o	)
9485 Customhouse Plaza	San Diego, CA		1,200	2,792	286	1,201	3,077	4,278	364	1989	(o	)
2675 Customhouse Court	San Diego, CA		590	2,082	388	591	2,469	3,060	259	1989	(o	)
2325 Camino Vida Roble(j)	Carlsbad, CA		1,441	1,239	37	1,446	1,271	2,717	52	1981/98	(o	)
2335 Camino Vida Roble	Carlsbad, CA		817	762	27	820	786	1,606	39	1981/98	(o	)
2345 Camino Vida Roble	Carlsbad, CA		562	456	28	564	481	1,046	25	1981/98	(o	)
2355 Camino Vida Roble	Carlsbad, CA		481	365	33	483	396	879	23	1981/98	(o	)
2365 Camino Vida Roble	Carlsbad, CA		1,098	630	8	1,102	634	1,736	43	1981/98	(o	)
2375 Camino Vida Roble(j)	Carlsbad, CA		1,210	874	121	1,214	991	2,205	50	1981/98	(o	)
6451 El Camino Real(j)	Carlsbad, CA		2,885	1,931	52	2,894	1,973	4,868	98	1986/98	(o	)
Southern New Jersey
5 North Olnev Ave.	Cherry Hill, NJ		157	1,524	(451)	157	1,073	1,229	204	1963/1985	(o	)
4 Springdale Road(c)	Cherry Hill, NJ		332	1,853	1,271	332	3,124	3,456	594	1963/85	(o	)
8 Springdale Road	Cherry Hill, NJ		258	1,436	874	258	2,311	2,568	505	1966	(o	)
2050 Springdale Road	Cherry Hill, NJ		277	1,545	1,149	277	2,693	2,970	626	1965	(o	)
16 Springdale Road	Cherry Hill, NJ		240	1,336	134	240	1,471	1,710	312	1967	(o	)
5 Esterbrook Lane	Cherry Hill, NJ		240	1,336	236	240	1,572	1,812	329	1966/88	(o	)
2 Pin Oak Lane	Cherry Hill, NJ		314	1,757	695	314	2,452	2,766	552	1968	(o	)
28 Springdale Road	Cherry Hill, NJ		190	1,060	211	190	1,272	1,462	270	1967	(o	)
3 Esterbrook Lane	Cherry Hill, NJ		198	1,102	486	198	1,588	1,786	328	1968	(o	)
4 Esterbrook Lane(j)	Cherry Hill, NJ		232	1,294	44	232	1,338	1,570	291	1969	(o	)
26 Springdale Road	Cherry Hill, NJ		226	1,257	555	226	1,811	2,037	375	1968	(o	)
1 Keystone Ave.	Cherry Hill, NJ		218	1,223	973	218	2,196	2,415	473	1969	(o	)
21 Olnev Ave.	Cherry Hill, NJ		68	380	75	68	455	523	93	1969	(o	)
19 Olnev Ave.	Cherry Hill, NJ		200	1,119	1,160	200	2,279	2,479	444	1971	(o	)
2 Keystone Ave.	Cherry Hill, NJ		214	1,194	559	214	1,753	1,967	404	1970	(o	)

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

18 Olnev Ave.	Cherry Hill, NJ			247	1,382	428	247	1,810	2,057	327	1974	(o	)
2030 Springdale Rod	Cherry Hill, NJ			523	2,914	1,417	523	4,331	4,854	972	1977	(o	)
111 Whittendale Drive	Morrestown, NJ			522	2,916	130	522	3,046	3,568	547	1991/96	(o	)
9 Whittendale	Morrestown, NJ			337	1,911	100	343	2,005	2,348	277	2000	(o	)
7851 Airport	Pennsauken, NJ			160	508	382	163	888	1,050	157	1966	(o	)
103 Central	Mt. Laurel, NJ			610	1,847	1,561	619	3,398	4,018	625	1970	(o	)
7890 Airport Hwy/7015 Central	Pennsauken, NJ			300	989	1,062	425	1,926	2,351	442	1969	(o	)
999 Grand Avenue	Hammonton, NJ	(u	)	969	8,793	713	979	9,495	10,475	940	1980	(o	)
7860-7870 Airport	Pennsauken, NJ			120	366	286	122	650	772	114	1968	(o	)
855 Hylton Road(j)	Pennsauken, NJ			264	1,025	105	269	1,125	1,394	37	1986	(o	)
St. Louis
10431-10449 Midwest Industrial Blvd	Olivette, MO			237	1,360	524	237	1,884	2,121	689	1967	(o	)
10751 Midwest Industrial Boulevard	Olivette, MO			193	1,119	355	194	1,474	1,667	527	1965	(o	)
6951 N Hanley(c)	Hazelwood, MO			405	2,295	1,398	419	3,679	4,098	922	1965	(o	)
1037 Warson — Bldg A(j)	St. Louis, MO			246	1,359	364	251	1,718	1,969	178	1968	(o	)
1037 Warson — Bldg B(j)	St. Louis, MO			380	2,103	1,604	388	3,698	4,086	330	1968	(o	)
1037 Warson — Bldg C	St. Louis, MO			303	1,680	1,085	310	2,759	3,068	309	1968	(o	)
1037 Warson — Bldg D(j)	St. Louis, MO			353	1,952	364	360	2,308	2,668	253	1968	(o	)
6821-6857 Hazelwood Ave.	Berkeley, MO			985	6,205	702	985	6,907	7,892	868	2001	(o	)
13701 Rider Trail North	Earth City, MO			800	2,099	545	804	2,640	3,444	516	1985	(o	)
1908-2000 Innerbelt	Overland, MO			1,590	9,026	826	1,591	9,852	11,442	1,454	1987	(o	)
8449-95 Mid-County Industrial(c)	Vinita Park, MO			520	1,590	217	520	1,807	2,327	294	1988	(o	)
84104-76 Mid County Industrial	Vinita Park, MO			540	2,109	50	540	2,159	2,699	312	1989	(o	)
2001 Innerbelt Business Center	Overland, MO			1,050	4,451	169	1,050	4,620	5,670	673	1987	(o	)
9060 Latty Avenue	Berkeley, MO			687	1,947	38	698	1,974	2,672	193	1965	(o	)
21-25 Gateway Commerce Center	Edwardsville, IL	(v	)	1,874	31,958	942	1,927	32,847	34,774	392	2003/06	(o	)
Tampa
6202 Benjamin Road	Tampa, FL			203	1,151	512	211	1,655	1,866	486	1981	(o	)
6204 Benjamin Road	Tampa, FL			432	2,445	560	454	2,982	3,436	689	1982	(o	)
6206 Benjamin Road	Tampa, FL			397	2,251	481	416	2,713	3,129	667	1983	(o	)
6302 Benjamin Road	Tampa, FL			214	1,212	236	224	1,438	1,662	338	1983	(o	)
6304 Benjamin Road	Tampa, FL			201	1,138	216	209	1,346	1,555	333	1984	(o	)
6306 Benjamin Road	Tampa, FL			257	1,457	261	269	1,706	1,975	386	1984	(o	)
6308 Benjamin Road	Tampa, FL			345	1,958	313	362	2,254	2,616	531	1984	(o	)
5313 Johns Road	Tampa, FL			204	1,159	220	257	1,326	1,583	301	1991	(o	)

						(s)
						Costs
						Capitalized
						Subsequent to
						Acquisition or	Gross Amount Carried
				(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)		Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances		Land	Buildings	Provision	Land	Improvements	Total	12/31/06	Renovated	Lives (Years)
	(Dollars in thousands)

5525 Johns Road	Tampa, FL			192	1,086	389	200	1,468	1,667	266	1993	(o	)
5709 Johns Road	Tampa, FL			192	1,086	160	200	1,239	1,438	318	1990	(o	)
5711 Johns Road	Tampa, FL			243	1,376	174	255	1,537	1,793	341	1990	(o	)
5453 W Waters Avenue	Tampa, FL			71	402	116	82	507	589	125	1987	(o	)
5455 W Waters Avenue	Tampa, FL			307	1,742	377	326	2,101	2,426	475	1987	(o	)
5553 W Waters Avenue	Tampa, FL			307	1,742	262	326	1,986	2,312	448	1987	(o	)
5501 W Waters Avenue	Tampa, FL			154	871	169	142	1,051	1,194	276	1990	(o	)
5503 W Waters Avenue	Tampa, FL			71	402	40	66	447	513	108	1990	(o	)
5555 W Waters Avenue	Tampa, FL			213	1,206	140	221	1,337	1,559	325	1990	(o	)
5557 W Waters Avenue	Tampa, FL			59	335	47	62	379	442	86	1990	(o	)
5461 W Waters	Tampa, FL			261	—	1,226	265	1,222	1,487	240	1998	(o	)
5481 W. Waters Avenue	Tampa, FL			558	—	2,307	561	2,304	2,865	453	1999	(o	)
4515-4519 George Road	Tampa, FL			633	3,587	491	640	4,072	4,712	616	1985	(o	)
6301 Benjamin Road	Tampa, FL			292	1,657	84	295	1,738	2,033	254	1986	(o	)
5723 Benjamin Road	Tampa, FL			406	2,301	251	409	2,548	2,958	326	1986	(o	)
6313 Benjamin Road	Tampa, FL			229	1,296	267	231	1,561	1,792	245	1986	(o	)
5801 Benjamin Road	Tampa, FL			564	3,197	163	569	3,355	3,924	477	1986	(o	)
5802 Benjamin Road	Tampa, FL			686	3,889	607	692	4,491	5,183	672	1986	(o	)
5925 Benjamin Road	Tampa, FL			328	1,859	370	331	2,227	2,557	323	1986	(o	)
6089 Johns Road	Tampa, FL	(w	)	180	987	93	186	1,074	1,260	103	1985	(o	)
6091 Johns Road	Tampa, FL	(w	)	140	730	33	144	759	903	72	1986	(o	)
6103 Johns Road	Tampa, FL	(w	)	220	1,160	60	226	1,214	1,440	114	1986	(o	)
6201 Johns Road	Tampa, FL	(w	)	200	1,107	96	205	1,198	1,403	134	1981	(o	)
6203 Johns Road	Tampa, FL	(w	)	300	1,460	111	311	1,560	1,871	179	1987	(o	)
6205 Johns Road	Tampa, FL	(w	)	270	1,363	32	278	1,388	1,665	92	2000	(o	)
6101 Johns Road	Tampa, FL			210	833	71	216	898	1,114	97	1981	(o	)
4908 Tampa West Blvd	Tampa, FL			2,622	8,643	36	2,635	8,666	11,301	558	1979/83	(o	)
11701 Belcher Road South(j)	Largo, FL			1,657	2,768	109	1,669	2,864	4,533	123	1985	(o	)
4900-4914 Creekside Drive(j)(aa)	Clearwater, FL			3,702	7,338	108	3,730	7,418	11,148	325	1985	(o	)
4908 Creekside Drive	Clearwater, FL			506	645	17	509	659	1,168	30	1985	(o	)
7381-7431 114th Avenue North(j)(z)	Largo, FL			1,711	6,662	12	1,362	7,023	8,385	432	1986	(o	)
12345 Starkey Road(j)	Largo, FL			898	2,078	15	905	2,087	2,992	77	1980	(o	)
Toronto
135 Dundas Street	Cambridge Ontario, Canada			3,128	4,958	137	3,179	5,044	8,223	724	1953/59	(o	)
678 Erie Street	Stratford Ontario, Canada			786	557	77	828	592	1,420	261	1955/76	(o	)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/06			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation		Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/06		Renovated	Lives (Years)
	(Dollars in thousands)

777 Bayly Street West	Ajax Ontario, Canada		7,224	13,156	828	7,539	13,669	21,208	120		1987	(o	)
Other
3501 Maple Street(j)	Abilene, TX		67	1,057	1,422	266	2,280	2,546	1,057		1980	(o	)
4200 West Harry Street(d)	Wichita, KS		193	2,224	1,777	532	3,662	4,194	2,040		1972	(o	)
6601 S. 33rd Street	McAllen, TX		231	1,276	166	233	1,440	1,673	304		1975	(o	)
6266 Hurt Road	Horn Lake, MS		427	—	3,211	427	3,212	3,638	346		1963	(o	)
6266 Hurt Road Building B(j)	Horn Lake, MS		—	—	868	99	769	868	48		1963	(o	)
6266 Hurt Road Building C	Horn Lake, MS		—	—	292	278	14	292	1		1963	(o	)
7601 NW 107th Terrace	Kansas City, MO		746	4,712	30	750	4,738	5,488	578		1982/87	(o	)
12626 Silicon Drive	San Antonio, TX		768	3,448	22	779	3,459	4,238	253		1981/95	(o	)
3100 Pinson Valley Parkway	Birmingham, AL		303	742	20	310	756	1,065	45		1970	(o	)
1245 N. Hearne Avenue	Shreveport, LA		99	1,263	32	102	1,292	1,394	91		1981/2004	(o	)
10330 I Street	Omaha, NE		1,808	8,340	5	1,809	8,344	10,153	448		1979/2005	(o	)

Redevelopments / Developments / Developable Land			59,729	2,775	59,483	63,783	58,207	121,990	649

			497,742	$1,908,366	$494,595	$514,254	$2,386,453	$2,900,707	$410,961	(k)

NOTES:

(a)	See description of encumbrances in Note 6 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with SFAS No. 141.

(c)	Comprised of two properties.

(d)	Comprised of three properties.

(e)	Comprised of four properties.

(f)	Comprised of 28 properties.

(g)	These properties represent developable land and redevelopments that have not been placed in service.

(h)	Improvements are net of write-off of fully depreciated assets.

(j)	Property is not in-service as of December 31, 2006.

(k)

			Gross Amount Carried
	Amounts included	Amounts within	At Close of Period
	in Real Estate	Net Investment in	December 31,
	Held for Sale	Real Estate	2006

Land	$16,229	$498,025	$514,254
Buildings & Improvements	88,465	2,297,988	2,386,453
Accumulated Depreciation	(8,464)	(402,497)	(410,961)

Subtotal	96,230	2,393,516	2,489,746
Construction in Progress	6,960	30,575	37,535
Leasing Commissions, Net and Deferred Leasing Intangibles	12,771	—	12,771

Balance Sheet at December 31, 2006	$115,961	$2,424,091	$2,540,052

(l)	This property collateralizes a $3.0 million mortgage loan which matures on May 1, 2016.

(m)	This property collateralizes a $15.2 million mortgage loan which matures on December 1, 2010.

(n)	This property collateralizes a $5.1 million mortgage loan which matures on December 1, 2019.

(o)	This property collateralizes a $1.6 million mortgage loan which matures on January 1, 2013.

(p)	These properties collateralize a $1.8 million mortgage loan which matures on September 1, 2009.

(q)	This property collateralizes a $2.4 million mortgage loan which matures on January 1, 2012.

(r)	This property collateralizes a $1.9 million mortgage loan which matures on June 1, 2014.

(s)	This property collateralizes a $5.3 million mortgage loan which matures on December 1, 2019.

(t)	This property collateralizes a $1.9 million mortgage loan which matures on September 30, 2024.

(u)	This property collateralizes a $6.7 million mortgage loan which matures on March 1, 2011.

(v)	This property collateralizes a $14.2 million mortgage loan and a $12.0 million mortgage loan which both mature on January 1, 2014.

(w)	These properties collateralize a $6.0 million mortgage loan which matures on July 1, 2009.

(x)	This property collateralizes a $0.8 million mortgage loan which matures on February 1, 2017.

(y)	Consists of five properties.

(z)	Consists of six properties.

(aa)	Consists of eight properties.

At December 31, 2006, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.8 billion (excluding construction in progress.)

FIRST INDUSTRIAL LP

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2006

The changes in total real estate assets for the three years ended December 31, 2006 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Balance, Beginning of Year	$2,914,916	$2,537,513	$2,352,026
Acquisition, Construction Costs and Improvements	711,029	810,266	493,012
Disposition of Assets	(672,099)	(403,651)	(288,433)
Write-off of Fully Depreciated Assets	(15,604)	(29,212)	(19,092)

Balance, End of Year	$2,938,242	$2,914,916	$2,537,513

The changes in accumulated depreciation for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balance, Beginning of Year	$357,228	$323,493	$295,688
Depreciation for Year	107,352	86,587	71,779
Disposition of Assets	(38,014)	(24,088)	(24,882)
Write-off of Fully Depreciated Assets	(15,604)	(28,764)	(19,092)

Balance, End of Year	$410,962	$357,228	$323,493

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

Date: February 28, 2007

By:	/s/ Michael J. Havala
Michael J. Havala
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2007

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Shidler Jay H. Shidler	Chairman of the Board of Directors	February 28, 2007

/s/ Michael W. Brennan Michael W. Brennan	President, Chief Executive Officer and Director	February 28, 2007

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	February 28, 2007

/s/ Kevin W. Lynch Kevin W. Lynch	Director	February 28, 2007

Signature	Title	Date

/s/ Robert D. Newman Robert D. Newman	Director	February 28, 2007

/s/ John E. Rau John E. Rau	Director	February 28, 2007

/s/ Robert J. Slater Robert J. Slater	Director	February 28, 2007

/s/ W. Edwin Tyler W. Edwin Tyler	Director	February 28, 2007

/s/ J. Steven Wilson J. Steven Wilson	Director	February 28, 2007