Form 10-Q
period 2007-03-31
FIRST INDUSTRIAL LP
filed 2007-05-04
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended March 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$531,741	$498,025
Buildings and Improvements	2,282,684	2,297,988
Construction in Progress	48,584	30,575
Less: Accumulated Depreciation	(413,468)	(402,497)

Net Investment in Real Estate	2,449,541	2,424,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $6,646 and $9,688 at March 31, 2007 and December 31, 2006, respectively	79,329	115,961
Investments in and Advances to Other Real Estate Partnerships	393,105	371,390
Cash and Cash Equivalents	2,292	15,124
Restricted Cash	267	15,970
Tenant Accounts Receivable, Net	8,153	6,571
Investments in Joint Ventures	53,135	55,614
Deferred Rent Receivable, Net	25,375	24,721
Deferred Financing Costs, Net	14,441	15,210
Deferred Leasing Intangibles, Net	82,616	75,958
Prepaid Expenses and Other Assets, Net	123,605	114,756

Total Assets	$3,231,859	$3,235,366

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$94,866	$77,926
Senior Unsecured Debt, Net	1,550,134	1,549,732
Unsecured Line of Credit	199,000	207,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	118,272	128,691
Deferred Leasing Intangibles, Net	17,417	17,402
Rents Received in Advance and Security Deposits	27,325	26,097
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $152 and $183 at March 31, 2007 and December 31, 2006, respectively	1,111	2,310
Distributions Payable	44,034	42,548

Total Liabilities	2,052,159	2,051,706

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (21,550 units issued and outstanding at March 31, 2007 and December 31, 2006) with a liquidation preference of $325,000	314,208	314,208
General Partner Units (45,375,913 and 45,010,630 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	727,600	730,493
Limited Partners’ Units (6,550,492 and 6,558,442 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	150,129	150,758
Accumulated Other Comprehensive Loss	(12,237)	(11,799)

Total Partners’ Capital	1,179,700	1,183,660

Total Liabilities and Partners’ Capital	$3,231,859	$3,235,366

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except unit and per unit data)

Revenues:
Rental Income	$65,990	$53,159
Tenant Recoveries and Other Income	31,111	22,600
Revenues from Build to Suit Development for Sale	3,207	733
Contractor Revenues	5,040	—

Total Revenues	105,348	76,492

Expenses:
Property Expenses	30,708	27,276
General and Administrative	22,930	17,383
Depreciation and Other Amortization	34,615	28,569
Expenses from Build to Suit Development for Sale	3,201	666
Contractor Expenses	4,836	—

Total Expenses	96,290	73,894

Other Income/Expense:
Interest Income	217	229
Interest Expense	(29,901)	(29,476)
Amortization of Deferred Financing Costs	(820)	(618)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	—	(170)
Loss From Early Retirement of Debt	(146)	—

Total Other Income/Expense	(30,650)	(30,035)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income (Loss) of Joint Ventures and Income Tax Benefit	(21,592)	(27,437)
Equity in Income of Other Real Estate Partnerships	5,520	4,888
Equity in Income (Loss) of Joint Ventures	5,631	(35)
Income Tax Benefit	1,472	5,929

Loss from Continuing Operations	(8,969)	(16,655)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $55,370 and $54,082 for the Three Months Ended March 31, 2007 and March 31, 2006, respectively)	57,691	56,695
Provision for Income Taxes Allocable to Discontinued Operations (Including $10,133 and $14,840 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2007 and March 31, 2006, respectively)	(10,777)	(15,224)

Income Before Gain on Sale of Real Estate	37,945	24,816
Gain on Sale of Real Estate	2,029	1,075
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(768)	(92)

Net Income	39,206	25,799
Less: Preferred Unit Distributions	(5,935)	(5,019)
Less: Preferred Unit Redemptions	—	(672)

Net Income Available to Unitholders	$33,271	$20,108

Basic Earnings Per Unit:
Loss from Continuing Operations	$(0.27)	$(0.42)

Income From Discontinued Operations	$0.92	$0.82

Net Income Available to Unitholders	$0.65	$0.40

Weighted Average Units Outstanding	50,966	50,644

Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.27)	$(0.42)

Income From Discontinued Operations	$0.92	$0.82

Net Income Available to Unitholders	$0.65	$0.40

Weighted Average Units Outstanding	50,966	50,644

Net Income Available to Unitholders Attributable to:
General Partners	$29,059	$17,455
Limited Partners	4,212	2,653

Net Income Available to Unitholders	$33,271	$20,108

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Net Income	$39,206	$25,799
Mark-to-Market of Interest Rate Protection Agreements	(142)	1,415
Settlement of Interest Rate Protection Agreements	—	(1,729)
Amortization of Interest Rate Protection Agreements	(296)	(230)

Comprehensive Income	$38,768	$25,255

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$39,206	$25,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	26,215	26,477
Amortization of Deferred Financing Costs	820	618
Other Amortization	11,754	8,570
Provision for Bad Debt	26	266
Equity in (Income) Loss of Joint Ventures	(5,631)	35
Distributions from Joint Ventures	5,808	603
Gain on Sale of Real Estate	(57,399)	(55,157)
Loss on Early Retirement of Debt	146	—
Mark to Market of Interest Rate Protection Agreement	—	(16)
Equity in Income of Other Real Estate Partnerships	(5,520)	(4,888)
Distributions from Investment in Other Real Estate Partnerships	5,520	4,888
(Increase) Decrease in Developments for Sale Costs	(5,132)	16,241
(Increase) Decrease in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(2,813)	16,790
Increase in Deferred Rent Receivable	(2,488)	(2,171)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(11,835)	(14,594)
Increase in Restricted Cash	(103)	—

Net Cash (Used In) Provided by Operating Activities	(1,426)	23,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(148,733)	(217,864)
Net Proceeds from Sales of Investments in Real Estate	213,712	275,818
Investments in and Advances to Other Real Estate Partnerships	(35,226)	(4,797)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	13,511	29,107
Contributions to and Investments in Joint Ventures	(4,165)	(3,382)
Distributions from Joint Ventures	5,198	2,881
Funding of Notes Receivable	(8,385)	—
Repayment of Notes Receivable	8,385	11,200
Decrease (Increase) in Restricted Cash	15,824	(8,493)

Net Cash Provided by Investing Activities	60,121	84,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Issuance of Preferred Units	—	144,765
Unit Contributions	174	689
Unit Distributions	(36,613)	(35,751)
Preferred Unit Distributions	(4,703)	(8,777)
Redemption of Preferred Units	—	(182,156)
Repurchase of Restricted Units	(3,707)	(2,650)
Net Proceeds from Senior Unsecured Debt	—	197,617
Other Costs of Senior Unsecured Debt	—	(1,729)
Repayments on Mortgage Loans Payable	(21,469)	(1,710)
Debt Issuance Costs and Prepayment Penalty	(155)	—
Proceeds from Unsecured Line of Credit	179,000	202,500
Repayments on Unsecured Line of Credit	(187,000)	(429,000)
Cash Book Overdraft	2,946	1,460

Net Cash Used in Financing Activities	(71,527)	(114,742)

Net Decrease in Cash and Cash Equivalents	(12,832)	(6,811)
Cash and Cash Equivalents, Beginning of Period	15,124	6,811

Cash and Cash Equivalents, End of Period	$2,292	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.4% and 86.9% ownership interest at March 31, 2007 and March 31, 2006, respectively. The limited partners of the Operating Partnership own approximately a 12.6% and 13.1% interest in the Operating Partnership at March 31, 2007 and March 31, 2006, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $325,000 at March 31, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”), the sole stockholder of First Industrial Investment, Inc. (the Company’s taxable REIT subsidiary (the “TRS”)), and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

The financial statements of the Operating Partnership report the L.L.C.s and the TRS (the “Consolidated Operating Partnership”) on a consolidated basis. As of March 31, 2007, the Consolidated Operating Partnership owned 857 industrial properties (inclusive of developments in process) containing an aggregate of approximately 66.8 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2007, the Other Real Estate Partnerships owned 102 industrial properties containing an aggregate of approximately 10.0 million square feet of GLA.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture”, the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns economic interests in and provided various services to a sixth joint venture, the September 1998 Joint Venture. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Consolidated Operating Partnership since the Consolidated Operating Partnership effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Consolidated Operating Partnership’s 2006 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 audited financial statements included in the Consolidated Operating Partnership’s 2006 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2007 and March 31, 2006. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of March 31, 2007 and December 31, 2006 and the results of its operations and comprehensive income for each of the three months ended March 31, 2007 and March 31, 2006, and its cash flows for each of the three months ended March 31, 2007 and March 31, 2006, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total assets consist of the following:

	March 31,	December 31,
	2007	2006

In-Place Leases	$77,433	$73,341
Less: Accumulated Amortization	(15,973)	(13,832)

	$61,460	$59,509

Above Market Leases	$5,616	$5,049
Less: Accumulated Amortization	(1,758)	(1,680)

	$3,858	$3,369

Tenant Relationship	$18,922	$14,080
Less: Accumulated Amortization	(1,624)	(1,000)

	$17,298	$13,080

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	March 31,	December 31,
	2007	2006

Below Market Leases	$23,160	$22,873
Less: Accumulated Amortization	(5,743)	(5,471)

	$17,417	$17,402

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the three months ended March 31, 2007 was $7,604, $855, $4,544 and $(1,065), respectively. The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the three months ended March 31, 2006 was $8,468, $242, $4,355 and $(3,268), respectively.

Amortization expense related to deferred leasing intangibles, was $3,980 and $1,963 for the three months ended March 31, 2007 and 2006, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Build to Suit for Sale and General Contractor Revenues and Expenses

During 2006, the Consolidated Operating Partnership entered into contracts with third parties to construct industrial properties. The build-to-suit for sale contracts require the purchase price to be paid at closing. The Consolidated Operating Partnership uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets ($15,494 at March 31, 2007 and $10,263 at December 31, 2006) and revenues and expenses are recognized in continuing operations.

During 2007, the Operating Partnership, through the TRS, acted as general contractor to construct industrial properties for the September 2005 Joint Venture. The Operating Partnership uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1. During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets ($4,392 at March 31, 2007). The Operating Partnership uses the gross method of presenting revenues and expenses in accordance with EITF 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.”

Recent Accounting Pronouncements

The Operating Partnership adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Operating Partnership’s financial statements. As of the adoption date, the Operating Partnership had approximately $1.4 million of gross unrecognized tax benefits. The entire amount (with no federal effect) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. This entire amount relates to a single tax position regarding business loss carryforwards which the Operating Partnership is currently litigating with the State of Michigan. During 2006, the Operating Partnership paid the $1.4 million, representing taxes and interest in dispute in order to pursue a full recovery of the amount paid through litigation. It is anticipated that this litigation will be resolved sometime during 2007. It is the Operating Partnership’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and for the three months ended March 31, 2007, no interest or penalties have been accrued or incurred. The Operating Partnership and its subsidiaries file U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. With few exceptions, its filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which established a common definition of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Operating Partnership does not expect that the implementation of this statement will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Operating Partnership does not expect that the implementation of this statement will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	March 31,	December 31,
	2007	2006

ASSETS
Assets:
Investment in Real Estate, Net	$367,832	$330,223
Other Assets, Net	47,569	59,363

Total Assets	$415,401	$389,586

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other Liabilities	$19,093	$15,024
Partners’ Capital	396,308	374,562

Total Liabilities and Partners’ Capital	$415,401	$389,586

Condensed Combined Statements of Operations:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Total Revenues, Including Interest Income	$13,601	$12,540
Property Expenses	(4,166)	(4,097)
Interest Expense	—	(11)
Amortization of Deferred Financing Costs	—	(2)
Depreciation and Other Amortization	(5,411)	(4,088)
Income Tax Provision	(6)	—

Income from Continuing Operations	4,018	4,342
Income from Discontinued Operations (Including Loss on Sale of Real Estate of $60 for the Three Months Ended March 31, 2006)	—	590
Gain on Sale of Real Estate	1,545	—

Net Income	$5,563	$4,932

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in Joint Ventures

At March 31, 2007, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the March 2005 Joint Venture owned 42 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 132 industrial properties comprising approximately 9.4 million square feet of GLA and several land parcels, the March 2006 Co-Investment Program owned 13 industrial properties comprising approximately 5.9 million square feet of GLA (of which the Consolidated Operating Partnership has an equity interest in 12 industrial properties comprising approximately 5.0 million square feet of GLA) and the July 2006 Joint Venture owned several land parcels.

On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The Consolidated Operating Partnership paid $18,458 in cash and assumed $30,340 in mortgage loans payable.

On February 27, 2007, the Consolidated Operating Partnership redeemed the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture. In connection with the redemption, the Consolidated Operating Partnership assumed $8,250 in mortgage loans payable and $2,951 in other liabilities.

At March 31, 2007 and December 31, 2006, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $11,719 and $7,967, respectively, which mainly relate to development, leasing, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures and reimbursement for development expenditures made by a wholly owned subsidiary of the Consolidated Operating Partnership who is acting in the capacity of the general contractor for five development projects for the March 2005 Joint Venture.

During the three months ended March 31, 2007 and 2006, the Consolidated Operating Partnership invested the following amounts in its joint ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, general contractor, incentive, property management and asset management services in the following amounts:

	For the Three
	Months Ended
	March 31,	March 31,
	2007	2006

Contributions	$4,165	$3,168
Distributions	$11,006	$3,484
Fees	$5,702	$4,509

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	March 31,	December 31,	March 31,	March 31,
	2007	2006	2007	2007	Maturity Date

Mortgage Loans Payable, Net	$94,866	$77,926	5.35% - 9.25%	4.58% - 9.25%	December 2007 - September 2024
Unamortized Premiums	(2,739)	(2,919)

Mortgage Loans Payable, Gross	$92,127	$75,007

Senior Unsecured Debt, Net
2007 Notes	$149,999	$149,998	7.600%	7.61%	05/15/07
2016 Notes	199,390	199,372	5.750%	5.91%	01/15/16
2017 Notes	99,898	99,895	7.500%	7.52%	12/01/17
2027 Notes	15,055	15,055	7.150%	7.11%	05/15/27
2028 Notes	199,833	199,831	7.600%	8.13%	07/15/28
2011 Notes	199,761	199,746	7.375%	7.39%	03/15/11
2012 Notes	199,304	199,270	6.875%	6.85%	04/15/12
2032 Notes	49,441	49,435	7.750%	7.87%	04/15/32
2009 Notes	124,904	124,893	5.250%	4.10%	06/15/09
2014 Notes	112,549	112,237	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11

Subtotal	$1,550,134	$1,549,732

Unamortized Discounts	14,936	15,338

Senior Unsecured Notes, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit Total	$199,000	$207,000	6.056%	6.056%	09/28/08

During January 2007, in connection with the Consolidated Operating Partnership’s purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture, the Consolidated Operating Partnership assumed a mortgage loan payable of $30,340. In March 2007, the Consolidated Operating Partnership paid off and retired $12,406 of this assumed mortgage loan payable. In February 2007, the Consolidated Operating Partnership assumed a mortgage loan payable of $8,250 in connection with the 85% equity interest held by an institutional investor in a joint venture entity of the May 2003 Joint Venture that owned one property. The Consolidated Operating Partnership also paid down and retired this mortgage loan payable in February 2007. In connection with the retirement of the mortgage loans payable discussed above, the Consolidated Operating Partnership incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $146.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2007	$170,004
2008	202,111
2009	133,001
2010	15,545
2011	407,360
Thereafter	928,176

Total	$1,856,197

Other Comprehensive Income:

In April 2006, the Consolidated Operating Partnership entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. The interest rate protection agreements each have a notional value of $72,900 and are effective from November 28, 2006 through November 28, 2016 (the “April 2006 Agreements”). The April 2006 Agreements fixed the LIBOR rate at 5.537%. Included in accumulated other comprehensive income at March 31, 2007, is $4,357 of loss related to the mark-to-market of the April 2006 Agreements (see Note 14).

In conjunction with certain issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $1,179 into net income by decreasing interest expense.

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

Unit Contributions:

During the three months ended March 31, 2007, certain employees exercised 9,100 non-qualified employee stock options. Net proceeds to the Company were approximately $174. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership, through the Operating Partnership, issued Units to the Company in the same amount.

During the three months ended March 31, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 1,598 shares of restricted common stock to certain directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $20,955 on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Distributions:

The following table summarizes distributions accrued during the three months ended March 31, 2007:

	Three Months Ended
	March 31, 2007
	Distribution	Total
	per Unit	Distribution

Operating Partnership Units	$0.7100	$36,867
Series C Preferred Units	$53.9060	$1,078
Series F Preferred Units	$1,559.0000	$780
Series G Preferred Units	$1,809.0000	$452
Series J Preferred Units	$4,531.3000	$2,719
Series K Preferred Units	$4,531.3000	$906

7.	Acquisition of Real Estate

During the three months ended March 31, 2007, the Consolidated Operating Partnership acquired 58 industrial properties comprising approximately 2.8 million square feet of GLA and several land parcels, including 41 industrial properties comprising approximately 1.3 million square feet of GLA in connection with the purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture and one industrial property comprising 0.3 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture (see Note 4). The purchase price of these acquisitions totaled approximately $144,707, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the three months ended March 31, 2007, the Consolidated Operating Partnership sold 35 industrial properties comprising approximately 4.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 35 industrial properties and several land parcels were approximately $223,107. The gain on sale of real estate, net of income taxes was approximately $46,498. The 35 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 35 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for the several land parcels do not meet the criteria established by FAS 144 and are included in continuing operations.

At March 31, 2007, the Consolidated Operating Partnership had 19 industrial properties comprising approximately 1.7 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 19 industrial properties held for sale at March 31, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2006 reflects the results of operations of the 35 industrial properties that were sold during the three months ended March 31, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 19 industrial properties identified as held for sale at March 31, 2007 and the gain on sale of real estate relating to 24 industrial properties that were sold during the three months ended March 31, 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2007 and March 31, 2006:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Total Revenues	$5,148	$12,074
Property Expenses	(1,606)	(4,097)
Depreciation and Amortization	(1,221)	(5,364)
Provision for Income Taxes Allocable to Operations	(644)	(384)
Gain on Sale of Real Estate	55,370	54,082
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(10,133)	(14,840)

Income from Discontinued Operations	$46,914	$41,471

9.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Interest paid, net of capitalized interest	$29,144	$19,466

Interest capitalized	$1,374	$1,376

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,867	$36,015

Distribution payable on preferred units	$5,935	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(190)	$(660)
General partnership units	190	660

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(4,595)	$(433)

Issuance of Limited Partnership Units	$—	$1,288

Mortgage Debt	$(38,590)	$(6,995)

Write-off of fully depreciated assets	$(9,597)	$(1,604)

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Notes Receivable	$5,250	$11,200

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Numerator:
Loss from Continuing Operations	$(8,969)	$(16,655)
Gain on Sale of Real Estate, Net of Income Taxes	1,261	983
Less: Preferred Distributions	(5,935)	(5,019)
Less: Redemption of Preferred Units	—	(672)

Loss from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(13,643)	(21,363)
Discontinued Operations, Net of Income Taxes	46,914	41,471

Net Income Available to Unitholders	$33,271	$20,108

Denominator:
Weighted Average Units — Basic and Diluted	50,965,685	50,644,488

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.27)	$(0.42)

Discontinued Operations, Net of Income Taxes	$0.92	$0.82

Net Income Available to Unitholders	$0.65	$0.40

Unvested restricted stock shares aggregating 429,759 and 117,335 were antidilutive at March 31, 2007 and 2006, respectively, and accordingly, were excluded from dilution computations.

Options to purchase common stock of 372,876 and 499,456 were outstanding as of March 31, 2007 and 2006, respectively. All of the options outstanding at March 31, 2007 and 2006 were antidilutive, and accordingly, were excluded in dilution computations.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

Weighted average units — diluted are the same as weighted average units — basic for the three months March 31, 2007 and 2006 as the dilutive effect of stock options and restricted stock was excluded as its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. The dilutive effect of stock options and restricted stock excluded from the computation are 123,754 and 134,830, respectively, for the three months ended March 31, 2007 and 115,961 and 90,162, respectively, for the three months ended March 31, 2006.

11.	Stock Based Compensation

For the three months ended March 31, 2007 and 2006, the Consolidated Operating Partnership recognized $3,606 and $2,145 in compensation expense related to restricted stock awards, of which $556 and $260, respectively, was capitalized in connection with development activities. At March 31, 2007, the Consolidated Operating Partnership has $35,422 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.6 years. The

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Operating Partnership has not awarded options to employees or directors of the Consolidated Operating Partnership during the three months ended March 31, 2007 and March 31, 2006, and therefore no stock-based employee compensation expense related to options is included in net income available to unitholders.

Stock option transactions for the three months ended March 31, 2007 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823
Exercised	(9,100)	$32.16	$30.53-$33.13	$126

Outstanding at March 31, 2007	372,876	$31.63	$25.13-$33.15	$5,707

The following table summarizes currently outstanding and exercisable options as of March 31, 2007:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.53	114,176	3.70	$29.89
$31.05-$33.15	258,700	3.19	$32.40

12.	Commitments and Contingencies

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

The Consolidated Operating Partnership has committed to the construction of several development projects totaling approximately 3.3 million square feet of GLA. The estimated total construction costs are approximately $198.2 million. Of this amount, approximately $92.1 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At March 31, 2007, the Consolidated Operating Partnership had 21 letters of credit outstanding in the aggregate amount of $8,270. These letters of credit expire between April 2007 and November 2010.

13.	Related Party Transactions

At March 31, 2007, the Consolidated Operating Partnership has a receivables balance of $1,210 from a wholly-owned entity of the Company. At December 31, 2006, the Consolidated Operating Partnership has a payable balance of $17,468 to a wholly-owned entity of the Company.

14.	Subsequent Events

From April 1, 2007 to April 27, 2007 the Consolidated Operating Partnership sold seven industrial properties for approximately $32,282 of gross proceeds. The Consolidated Operating Partnership also acquired four industrial properties and several land parcels for a purchase price of approximately $17,295, excluding costs incurred in conjunction with the acquisition of these industrial properties and several land parcels.

On April 16, 2007, the Operating Partnership paid a first quarter 2007 distribution of $.71 per Unit, totaling approximately $36,867.

On May 1, 2007 the Consolidated Operating Partnership, through the Operating Partnership, priced $150,000 of senior unsecured debt with a maturity of May 15, 2017 (the “2017 Notes II”). The coupon interest rate and the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issue price on the 2017 Notes II was 5.95% and 99.730%, respectively. The offering of the 2017 Notes II is expected to close on May 7, 2007. There can be no assurance that the 2017 Notes II will close.

On May 1, 2007 the Consolidated Operating Partnership, through the Operating Partnership settled the April 2006 Agreements for a payment of $4,174, which will be included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 Notes II as an adjustment to interest expense.

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

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”), with an approximate 87.4% ownership interest at March 31, 2007. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.6% interest in the Operating Partnership at March 31, 2007. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $325.0 million at March 31, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of First Industrial Investment, Inc. (the Company’s taxable REIT subsidiary (the TRS)) and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

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

As of March 31, 2007, the Consolidated Operating Partnership owned 857 industrial properties (inclusive of developments in process) containing an aggregate of approximately 66.8 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2007, the Other Real Estate Partnerships owned 102 industrial properties containing an aggregate of approximately 10.0 million square feet of GLA.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture”, the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns economic interests in and provided various services to a sixth joint venture, the September 1998 Joint Venture. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Consolidated Operating Partnership since the Consolidated Operating Partnership effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting.

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

The Consolidated Operating Partnership’s revenue growth is also dependent, in part, on its and its joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership itself, and through its various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for the Consolidated Operating Partnership’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Consolidated Operating Partnership. The acquisition and development of properties also entails various risks, including the risk that the Consolidated Operating Partnership’s and its joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Consolidated Operating Partnership may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Consolidated Operating Partnership and its joint ventures face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Consolidated Operating Partnership and its joint ventures may not be able to finance the acquisition and development opportunities they identify. If the Company and its joint ventures were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Consolidated Operating Partnership’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

The Consolidated Operating Partnership’s net income available to unitholders was $33.3 million and $20.1 million for the three months ended March 31, 2007, and March 31, 2006, respectively. Basic and diluted net income available to unitholders were $0.65 per unit for the three months ended March 31, 2007, and $0.40 per unit for the three months ended March 31, 2006.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2007 and March 31, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through March 31, 2007 and developments and redevelopments that were placed in service prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through March 31, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2006 or b) placed in service prior to January 1, 2006. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor for several industrial properties in the September 2005 Joint Venture. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

At March 31, 2007 and 2006, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 91.6% and 87.9%, respectively.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$72,319	$68,631	$3,688	5.4%
Acquired Properties	13,640	1,146	12,494	1,090.2%
Sold Properties	3,466	11,009	(7,543)	(68.5)%
(Re)Developments and Land, Not Included Above	1,468	986	482	48.9%
Other	11,356	6,061	5,295	87.4%

	102,249	87,833	14,416	16.4%
Discontinued Operations	(5,148)	(12,074)	6,926	(57.4)%

Subtotal Revenues	97,101	75,759	21,342	28.2%

Revenues from Build to Suit Development for Sale	3,207	733	2,474	337.5%
Contractor Revenues	5,040	—	5,040	100.0%

Total Revenues	$105,348	$76,492	$28,856	37.7%

Revenues from same store properties increased by $3.7 million due to an increase in same store property occupancy rates. Revenues from acquired properties increased $12.5 million due to the 137 industrial properties acquired subsequent to December 31, 2005 totaling approximately 12.5 million square feet of GLA. Revenues from sold properties decreased $7.5 million due to the 144 industrial properties sold subsequent to December 31, 2005 totaling approximately 20.0 million square feet of GLA. Revenues from (re)developments, and land remained relatively unchanged. Other revenues increased by approximately $5.3 million due primarily to an increase in fees earned related to the Consolidated Operating Partnership assigning its interest in certain purchase contracts to third parties for consideration. Revenues from build to suit development for sale increased $2.5 million due to increased development activity. Contractor revenues for the three months ended March 31, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$24,166	$23,211	$955	4.1%
Acquired Properties	2,675	230	2,445	1,063.0%
Sold Properties	1,021	3,291	(2,270)	(69.0)%
(Re)Developments and Land, Not Included Above	832	1,122	(290)	(25.8)%
Other	3,620	3,519	101	2.9%

	32,314	31,373	941	3.0%
Discontinued Operations	(1,606)	(4,097)	2,491	(60.8)%

Subtotal Operating Expenses	30,708	27,276	3,432	12.6%

Expenses from Build to Suit Development for Sale	3,201	666	2,535	380.6%
Contractor Expenses	4,836	—	4,836	100.0%

Total Property Expenses	$38,745	$27,942	$10,803	38.7%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale and contractor expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $2.4 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $2.3 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments, and land remained relatively unchanged. Other expense remained relatively unchanged. Expenses from build to suit development for sale increased $2.5 million due to increased development activity. Contractor expenses for the three months ended March 31, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $5.5 million, or 31.9%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$25,905	$25,663	$242	0.9%
Acquired Properties	8,239	1,236	7,003	566.6%
Sold Properties	558	4,464	(3,906)	(87.5)%
(Re)Developments and Land, Not Included Above and Other	663	2,154	(1,491)	(69.2)%
Corporate Furniture, Fixtures and Equipment	471	416	55	13.2%

	35,836	33,933	1,903	5.6%
Discontinued Operations	(1,221)	(5,364)	4,143	(77.2)%

Total Depreciation and Other Amortization	$34,615	$28,569	$6,046	21.2%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $7.0 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $3.9 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)development and land and other decreased by $1.5 million due primarily to accelerated depreciation recognized for the three months ended March 31, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income remained relatively unchanged.

Interest expense increased by approximately $0.4 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2007 ($1,915.1 million) as compared to the three months ended March 31, 2006 ($1,843.5 million), partially offset by a decrease in the weighted average interest rate for the three months ended March 31, 2007 (6.62%) as compared to the three months ended March 31, 2006 (6.79%).

Amortization of deferred financing costs increased by approximately $0.2 million, or 32.7%, due primarily to financing fees incurred associated with the issuance of $200,000 of senior unsecured debt issued in September 2006.

In October 2005, the Operating Partnership, through the TRS, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Operating Partnership was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Operating Partnership, through the TRS, settled the interest rate protection agreement for a payment of $0.2 million.

During 2007, the Operating Partnership incurred a $0.1 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of Other Real Estate Partnerships increased by $0.6 million primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships, partially offset by an increase in depreciation and amortization expense on properties within the Other Real Estate Partnerships.

Equity in income of joint ventures increased by approximately $5.7 million due primarily to the Operating Partnership’s economic share of gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended March 31, 2007.

The income tax provision (included in continuing operations, discontinued operations and gain of sale) increased by $0.7 million, in the aggregate, due primarily to an increase in joint venture fees, assignment fees and equity in income of joint ventures, partially offset by an increase in general and administrative expense within the TRS.

The $1.3 million and $1.0 million gain on sale of real estate, net of income taxes, for the three months ended March 31, 2007 and 2006, respectively, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended March 31, 2007 and March 31, 2006:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	($ in 000’s)

Total Revenues	$5,148	$12,074
Property Expenses	(1,606)	(4,097)
Depreciation and Amortization	(1,221)	(5,364)
Provision for Income Taxes Allocable to Operations	(644)	(384)
Gain on Sale of Real Estate	55,370	54,082
Provision for Income Taxes Allocable to Gain on Sale	(10,133)	(14,840)

Income from Discontinued Operations	$46,914	$41,471

Income from discontinued operations, for the three months ended March 31, 2007 reflects the results of operations and gain on sale of real estate, relating to 35 industrial properties that were sold during the three months ended March 31, 2007 and the results of operations of 19 properties that were identified as held for sale at March 31, 2007.

Income from discontinued operations, for the three months ended March 31, 2006 reflects the gain on sale of real estate relating to 24 industrial properties that were sold during the three months ended March 31, 2006 and reflects the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, 35 industrial properties that were sold during the three months ended March 31, 2007 and 19 industrial properties identified as held for sale at March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Consolidated Operating Partnership’s cash and restricted cash was approximately $2.3 and $0.3 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership’s 7.6% Notes due in 2007, in the aggregate principal amount of $150 million are due on May 15, 2007 (the “2007 Notes”). The Consolidated Operating Partnership expects to satisfy the payment obligations on the 2007 Notes with the issuance of additional debt. With the exception of the 2007 Notes, the Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities and investment activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. As of March 31, 2007 and April 27, 2007, $300.0 million of debt securities was registered and unissued under the Securities Act of 1933, as amended. On April 30, 2007 the Operating Partnership filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of the same securities to be issued in the following three years. On May 1, 2007 the Operating Partnership publicly offered $150.0 million of 5.95% senior unsecured debt due in 2017. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At March 31, 2007, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 6.06%. As of April 27, 2007 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $235.2 million available for additional borrowings under the Unsecured Line of Credit.

Three Months Ended March 31, 2007

Net cash used in operating activities of approximately $1.4 million for the three months ended March 31, 2007 was comprised primarily of net income of approximately $39.2 million and net distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures of $0.2 million offset by the net change in operating assets and liabilities of approximately $19.9 million and adjustments for non-cash items of $20.9 million. The adjustments for the non-cash items of approximately $20.9 million are primarily comprised of the gain on sale of real estate of approximately $57.4 million and the effect of the straight-lining of rental income of approximately $2.5 million substantially offset by depreciation and amortization of approximately $38.8 million and loss on early retirement of debt of approximately $0.2 million.

Net cash provided by investing activities of approximately $60.1 million for the three months ended March 31, 2007 was comprised primarily of the net proceeds from sales of investment in real estate, repayments of notes receivable, distributions from the Other Real Estate Partnerships, distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures and a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to and investments in the Consolidated Operating Partnership’s industrial real estate joint ventures and funding of notes receivable.

During the three months ended March 31, 2007, the Consolidated Operating Partnership sold 35 industrial properties comprising approximately 4.0 million square feet of GLA and several land parcels. Net proceeds from the sales of the 35 industrial properties and several land parcels were approximately $223.1 million.

During the three months ended March 31, 2007, the Consolidated Operating Partnership acquired 58 industrial properties comprising approximately 2.8 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $144.7 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4.2 million and received distributions of approximately $11.0 million from the Operating Partnership’s industrial real estate joint ventures. As of March 31, 2007, the Operating Partnership’s industrial real estate joint ventures owned 197 industrial properties comprising approximately 23.6 million square feet of GLA and several land parcels.

Net cash used in financing activities of approximately $71.5 million for the three months ended March 31, 2007 was derived primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, net repayments under the Consolidated Operating Partnership’s Unsecured Line of Credit, the repurchase of restricted units, repayments on mortgage loans payable and debt issue costs and prepayment penalty, partially offset by the net proceeds from the exercise of stock options and a cash book overdraft.

During the three months ended March 31, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 1,598 shares of restricted common stock to certain directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $21.0 million on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting periods for the shares expected to vest.

During the three months ended March 31, 2007, certain employees exercised 9,100 non-qualified employee stock options. Net proceeds to the Company were approximately $0.2 million. The Consolidated Operating Partnership issued Units to the Company in the same amount.

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

At March 31, 2007, approximately $1,645.0 million (approximately 89.2% of total debt at March 31, 2007) of the Company’s debt was fixed rate debt and approximately $199.0 million (approximately 10.8% of total debt at March 31, 2007) was variable rate debt.

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

The use of derivative financial instruments allows the Consolidated Operating Partnership to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2007, the Consolidated Operating Partnership had two outstanding interest rate swaps with aggregate notional amount of $145.8 million which fix the interest rate on a forecasted offering of debt.

Recent Accounting Pronouncements

Refer to Footnote 2 to the March 31, 2007 Financial Statements.

Subsequent Events

From April 1, 2007 to April 27, 2007, the Consolidated Operating Partnership sold seven industrial properties for approximately $32.3 million of gross proceeds. The Consolidated Operating Partnership also acquired four industrial properties and several land parcels for a purchase price of $17.3 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and several land parcels.

On April 16, 2007, the Operating Partnership paid a first quarter 2007 distribution of $.71 per Unit, totaling approximately $36.9 million.

On May 1, 2007 the Consolidated Operating Partnership, through the Operating Partnership, priced $150.0 million of senior unsecured debt with a maturity of May 15, 2017 (the “2017 Notes II”). The coupon interest rate and the issue price on the 2017 Notes II was 5.95% and 99.730%, respectively. The offering of the 2017 Notes II is expected to close on May 7, 2007. There can be no assurance that the 2017 Notes II will close.

On May 1, 2007 the Consolidated Operating Partnership, through the Operating Partnership settled the April 2006 Agreements for a payment of $4.2 million, which will be included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 Notes II as an adjustment to interest expense.

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

If the IRS were to disagree with our characterization of certain arrangements entered into by the Company as reimbursements or the timing of certain assignments of contracts by the Company, the Company could be subject to a penalty tax or fail to remain qualified as a REIT.

The Company believes that it has operated and intends to continue to operate so as to qualify as a REIT under the Code. Although the Company believes that it is organized and has operated in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within the Consolidated Operating Partnership’s control.

The Consolidated Operating Partnership (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, the Consolidated Operating Partnership provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by the Consolidated Operating Partnership. The Company believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent the Company from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). The Company brought this matter to the attention of the Internal Revenue Service (the “IRS”). The IRS did not challenge or express any interest in challenging the Company’s view on this matter.

Employees of the Operating Partnership, a subsidiary partnership of the Company (the “Service Employees”), were providing certain acquisition and disposition services since 2004 and certain leasing and property management services since 1997 to one of the Company’s taxable REIT subsidiaries (the “TRS”), and have also been providing certain of these services (or similar services) to joint ventures in which Consolidated Operating Partnership owns a minority interest or to unrelated parties. In determining whether it satisfied the gross income tests for certain years, the Company has taken and intends to take the position that the costs of the Service Employees should be shared between the Consolidated Operating Partnership and the TRS and that no fee income should be imputed to the Operating Partnership as a result of such arrangement. However, because certain of these services (or similar services) have also been performed for the joint ventures or unrelated parties described above, there can be no assurance that the IRS will not successfully challenge this position. The Consolidated Operating Partnership believes that it has taken appropriate steps to address this issue going forward, but there can be no assurance that such steps will adequately resolve this issue.

During 2006, the Company determined that the Operating Partnership’s fee income to be derived in 2006 and subsequent years from joint ventures with third parties (“joint venture fee income”) might materially exceed joint venture fee income in prior years. If steps were not taken, this increased fee income might have caused the Company to violate the gross income tests in 2006 and subsequent years. The Company decided to address this issue by transferring employees providing the services, and assigning the service contracts giving rise to the fee income, from the Operating Partnership to the TRS. The Company believes that these transfers were completed early enough in 2006 to have avoided this potential gross income issue for 2006. The employees were transferred promptly to the TRS. However, the documentation for the assignment of the service contracts was completed later because changes were required to the transaction documentation for each of the joint ventures involved and, in some cases, consent of the respective joint venture partner was needed. It is therefore possible that the IRS could raise an issue as to when the service activity generating the joint venture fee income shifted to the TRS for U.S. federal income tax purposes. In light of this possibility, the Company presently intends to seek clarification from the IRS in the form of a private letter ruling or closing agreement. The Company intends to ask the IRS to confirm that (i) the transfers were made early enough in 2006 to have avoided any potential violation of the gross income tests or alternatively, that (ii) if the transfers occurred later in 2006 than the Company intended, the gross income tests were satisfied in any event.

If the IRS were to challenge either of the positions described in the second and third paragraphs and were successful, or the IRS were unwilling to provide the clarification described in the fourth paragraph, the Company could be found not to have satisfied the gross income tests in one or more of its taxable years. If the Company were found not to have satisfied the gross income tests, it could be subject to a penalty tax as a result of any such violations, but the Company does not believe that any such penalty tax would be material. However, such noncompliance should not adversely affect the Company’s qualification as a REIT as long as such noncompliance was due to reasonable cause and not to willful neglect and certain other requirements were met. The Company believes that, in all three situations, any such noncompliance was due to reasonable cause and not willful neglect and that such other requirements will have been met.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to unitholders and in cash to pay interest and principal on debt securities that the Consolidated Operating Partnership issues. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
Number		Description

1.1		Underwriting Agreement dated May 1, 2007 among the Operating Partnership, the Company, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as underwriters and as representatives of several other underwriters listed therein (incorporated by reference to Exhibit 1.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

The Company maintains a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-Q. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors shall be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 3, 2007

EXHIBIT INDEX

Exhibit
Number		Description

1.1		Underwriting Agreement dated May 1, 2007 among the Operating Partnership, the Company, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as underwriters and as representatives of several other underwriters listed therein (incorporated by reference to Exhibit 1.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith