Form 10-Q
period 2007-06-30
FIRST INDUSTRIAL LP
filed 2007-08-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

For the Period Ended June 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$559,352	$498,025
Buildings and Improvements	2,262,121	2,297,988
Construction in Progress	71,412	30,575
Less: Accumulated Depreciation	(428,313)	(402,497)

Net Investment in Real Estate	2,464,572	2,424,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $3,716 and $9,688 at June 30, 2007 and December 31, 2006, respectively	65,927	115,961
Investments in and Advances to Other Real Estate Partnerships	402,674	371,390
Cash and Cash Equivalents	4,077	15,124
Restricted Cash	44,754	15,970
Tenant Accounts Receivable, Net	8,737	6,571
Investments in Joint Ventures	63,483	55,614
Deferred Rent Receivable, Net	26,665	24,721
Deferred Financing Costs, Net	15,544	15,210
Deferred Leasing Intangibles, Net	79,933	75,958
Prepaid Expenses and Other Assets, Net	142,207	114,756

Total Assets	$3,318,573	$3,235,366

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$82,590	$77,926
Senior Unsecured Debt, Net	1,550,139	1,549,732
Unsecured Line of Credit	347,000	207,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	117,491	128,691
Deferred Leasing Intangibles, Net	19,363	17,402
Rents Received in Advance and Security Deposits	26,464	26,097
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $215 and $183 at June 30, 2007 and December 31, 2006, respectively	1,296	2,310
Distributions Payable	41,710	42,548

Total Liabilities	2,186,053	2,051,706

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 and 21,550 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively) with a liquidation preference of $275,000 and $325,000	266,211	314,208
General Partner Units (45,411,646 and 45,010,630 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	730,204	730,493
Limited Partners’ Units (6,495,924 and 6,558,442 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	148,489	150,758
Accumulated Other Comprehensive Loss	(12,384)	(11,799)

Total Partners’ Capital	1,132,520	1,183,660

Total Liabilities and Partners’ Capital	$3,318,573	$3,235,366

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Revenues:
Rental Income	$64,916	$52,848	$128,027	$104,125
Tenant Recoveries and Other Income	28,343	25,006	58,709	47,081
Revenues from Build to Suit Development for Sale	3,233	—	6,440	733
Contractor Revenues	4,368	—	9,408	—

Total Revenues	100,860	77,854	202,584	151,939

Expenses:
Property Expenses	30,681	25,989	60,094	52,439
General and Administrative	22,309	18,062	45,239	35,445
Depreciation and Other Amortization	34,864	30,106	67,881	57,778
Expenses from Build to Suit Development for Sale	2,930	—	6,131	666
Contractor Expenses	4,123	—	8,959	—

Total Expenses	94,907	74,157	188,304	146,328

Other Income/Expense:
Interest Income	170	209	387	438
Interest Expense	(29,667)	(29,743)	(59,568)	(59,220)
Amortization of Deferred Financing Costs	(824)	(603)	(1,644)	(1,221)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	—	—	—	(170)
Loss From Early Retirement of Debt	(108)	—	(254)	—

Total Other Income/Expense	(30,429)	(30,137)	(61,079)	(60,173)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(24,476)	(26,440)	(46,799)	(54,562)
Equity in Income of Other Real Estate Partnerships	4,374	17,950	9,894	22,838
Equity in Income of Joint Ventures	11,626	7,307	17,257	7,271
Income Tax (Provision) Benefit	(115)	983	1,616	6,951

Loss from Continuing Operations	(8,591)	(200)	(18,032)	(17,502)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $59,429 and $38,823 for the Three Months Ended June 30, 2007 and June 30, 2006, respectively, and $114,799 and $92,905 for the Six Months Ended June 30, 2007 and 2006, respectively)	61,325	43,513	119,747	100,890
Provision for Income Taxes Allocable to Discontinued Operations (Including $11,070 and $7,625 for the Three Months Ended June 30, 2007 and June 30, 2006, respectively and $21,203 and $22,535 for the Six Months Ended June 30, 2007 and 2006, respectively allocable to Gain on Sale of Real Estate)	(11,577)	(8,321)	(22,613)	(23,596)

Income Before Gain on Sale of Real Estate	41,157	34,992	79,102	59,792
Gain on Sale of Real Estate	830	2,447	2,859	3,522
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(327)	(971)	(1,095)	(1,051)

Net Income	41,660	36,468	80,866	62,263
Less: Preferred Unit Distributions	(5,671)	(5,029)	(11,606)	(10,048)
Less: Preferred Unit Redemptions	(2,017)	—	(2,017)	(672)

Net Income Available to Unitholders	$33,972	$31,439	$67,243	$51,543

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.31)	$(0.07)	$(0.59)	$(0.51)

Income From Discontinued Operations	$0.98	$0.69	$1.91	$1.53

Net Income Available to Unitholders	$0.67	$0.62	$1.32	$1.02

Weighted Average Units Outstanding	50,985	50,706	50,975	50,675

Net Income Available to Unitholders Attributable to:
General Partners	$29,710	$27,250	$58,769	$44,701
Limited Partners	4,262	4,189	8,474	6,842

Net Income Available to Unitholders	$33,972	$31,439	$67,243	$51,543

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(Unaudited)
		(Dollars in thousands)

Net Income	$41,660	$36,468	80,866	$62,263
Mark-to-Market of Interest Rate Protection Agreements	4,357	3,374	4,215	4,789
Settlement of Interest Rate Protection Agreements	(4,261)	—	(4,261)	(1,729)
Amortization of Interest Rate Protection Agreements	(243)	(220)	(539)	(450)

Comprehensive Income	$41,513	$39,622	$80,281	$64,873

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$80,866	$62,263
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	53,010	53,763
Amortization of Deferred Financing Costs	1,644	1,221
Other Amortization	23,498	17,977
Provision for Bad Debt	31	648
Equity in Income of Joint Ventures	(17,257)	(7,272)
Distributions from Joint Ventures	17,327	7,847
Gain on Sale of Real Estate	(117,658)	(96,427)
Loss on Early Retirement of Debt	254	—
Mark to Market of Interest Rate Protection Agreement	—	(16)
Equity in Income of Other Real Estate Partnerships	(9,894)	(22,838)
Distributions from Investment in Other Real Estate Partnerships	9,894	22,838
Decrease in Developments for Sale Costs	7,528	16,241
Decrease in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	2,212	4,914
Increase in Deferred Rent Receivable	(5,017)	(4,296)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(8,137)	(3,999)
Increase in Restricted Cash	(234)	—

Net Cash Provided by Operating Activities	38,067	52,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(329,396)	(353,088)
Net Proceeds from Sales of Investments in Real Estate	386,259	433,208
Investments in and Advances to Other Real Estate Partnerships	(57,058)	(17,998)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	25,774	42,573
Contributions to and Investments in Joint Ventures	(15,767)	(14,093)
Distributions from Joint Ventures	7,436	8,099
Funding of Notes Receivable	(8,385)	—
Repayment of Notes Receivable	8,385	11,200
Funding of Restricted Cash	(28,532)	(43,525)

Net Cash (Used in) Provided by Investing Activities	(11,284)	66,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Preferred Units	—	144,672
Unit Contributions	393	1,240
Unit Distributions	(73,483)	(71,766)
Preferred Unit Distributions	(12,684)	(12,574)
Redemption of Preferred Units	(50,014)	(182,156)
Repurchase of Restricted Units	(3,707)	(2,660)
Net Proceeds from Senior Unsecured Debt	149,595	199,306
Repayments of Senior Unsecured Debt	(150,000)	—
Other Costs of Senior Unsecured Debt	(4,261)	(1,729)
Repayments on Mortgage Loans Payable	(32,795)	(9,076)
Debt Issuance Costs and Loss from Early Retirement of Debt	(2,190)	(1,814)
Proceeds from Unsecured Line of Credit	570,000	303,500
Repayments on Unsecured Line of Credit	(430,000)	(493,000)
Cash Book Overdraft	1,316	6

Net Cash Used in Financing Activities	(37,830)	(126,051)

Net Decrease in Cash and Cash Equivalents	(11,047)	(6,811)
Cash and Cash Equivalents, Beginning of Period	15,124	6,811

Cash and Cash Equivalents, End of Period	$4,077	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.5% and 87.0% ownership interest at June 30, 2007 and June 30, 2006, respectively. The limited partners of the Operating Partnership own approximately a 12.5% and 13.0% interest in the Operating Partnership at June 30, 2007 and June 30, 2006, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275,000 at June 30, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

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

The financial statements of the Operating Partnership report the L.L.C.s and the TRS (the “Consolidated Operating Partnership”) on a consolidated basis. As of June 30, 2007, the Consolidated Operating Partnership owned 832 industrial properties (inclusive of developments in process) containing an aggregate of approximately 67.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2007, the Other Real Estate Partnerships owned 103 industrial properties containing an aggregate of approximately 10.1 million square feet of GLA.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture”, the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owned economic interests in and provided various services to a sixth joint venture, the September 1998 Joint Venture. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Consolidated Operating Partnership since the Consolidated Operating Partnership effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting.

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

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for each of the three and six months ended June 30, 2007 and June 30, 2006. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of June 30, 2007 and December 31, 2006 and the results of its operations and comprehensive income for each of the three and six months ended June 30, 2007 and June 30, 2006, and its cash flows for each of the six months ended June 30, 2007 and June 30, 2006, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total assets consist of the following:

	June 30,	December 31,
	2007	2006

In-Place Leases	$77,380	$73,341
Less: Accumulated Amortization	(17,427)	(13,832)

	$59,953	$59,509

Above Market Leases	$4,846	$5,049
Less: Accumulated Amortization	(1,617)	(1,680)

	$3,229	$3,369

Tenant Relationship	$18,502	$14,080
Less: Accumulated Amortization	(1,751)	(1,000)

	$16,751	$13,080

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	June 30,	December 31,
	2007	2006

Below Market Leases	$25,672	$22,873
Less: Accumulated Amortization	(6,309)	(5,471)

	$19,363	$17,402

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2007 was $14,666, $855, $7,442 and $(6,051), respectively. The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2006 was $14,645, $1,090, $7,507 and $(4,196), respectively.

Amortization expense related to deferred leasing intangibles was $7,893 and $4,794 for the six months ended June 30, 2007 and 2006, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Build to Suit Development for Sale and General Contractor Revenues and Expenses

During 2007 and 2006, the Consolidated Operating Partnership, through the TRS, entered into contracts with third parties to construct industrial properties. The build-to-suit for sale contracts require the purchase price to be paid at closing. The Consolidated Operating Partnership uses the percentage-of-completion contract method. Using this method, profits are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

During 2007, the Consolidated Operating Partnership, through the TRS, acted as general contractor to construct industrial properties for the March 2005 Joint Venture. The Consolidated Operating Partnership uses the percentage-of-completion contract method. Using this method, profits are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Recent Accounting Pronouncements

The Operating Partnership adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Operating Partnership’s financial statements. As of the adoption date, the Operating Partnership had approximately $1.4 million of gross unrecognized tax benefits. The entire amount (with no federal effect) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. This entire amount relates to a single tax position regarding business loss carryforwards which the Operating Partnership is currently litigating with the State of Michigan. During 2006, the Operating Partnership paid $1.4 million, representing taxes and interest in dispute in order to pursue a full recovery of the amount paid through litigation. It is anticipated that this litigation will be resolved during 2007. It is the Operating Partnership’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and for the six months ended June 30, 2007, no interest or penalties have been accrued or incurred. The Operating Partnership and its subsidiaries file U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. With few exceptions, its filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Operating Partnership does not expect that the implementation of this statement will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

3.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	June 30,	December 31,
	2007	2006

ASSETS
Assets:
Investment in Real Estate, Net	$371,385	$330,223
Other Assets, Net	48,116	59,363

Total Assets	$419,501	$389,586

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other Liabilities	$13,488	$15,024
Partners’ Capital	406,013	374,562

Total Liabilities and Partners’ Capital	$419,501	$389,586

Condensed Combined Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Total Revenues, Including Interest Income	$14,193	$12,253	$27,794	$24,792
Property Expenses	(4,200)	(3,188)	(8,366)	(7,285)
Interest Expense	—	—	—	(11)
Amortization of Deferred Financing Costs	—	—	—	(2)
Depreciation and Other Amortization	(5,576)	(4,706)	(10,987)	(8,794)
Income Tax Provision	(3)	—	(9)	—

Income from Continuing Operations	4,414	4,359	8,432	8,700
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $13,176 and $13,116 for the Three and Six Months Ended June 30, 2006, respectively)	—	13,768	—	14,359
Gain on Sale of Real Estate	—	—	1,545	—

Net Income	$4,414	$18,127	$9,977	$23,059

4.	Investments in Joint Ventures

At June 30, 2007, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the March 2005 Joint Venture owned 40 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 90 industrial properties comprising approximately 6.3 million square feet of GLA and several land parcels, the March 2006 Co-Investment Program owned 13 industrial properties comprising approximately 5.9 million square

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feet of GLA (of which the Consolidated Operating Partnership has an equity interest in 12 industrial properties comprising approximately 5.0 million square feet of GLA) and the July 2006 Joint Venture owned several land parcels.

On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The Consolidated Operating Partnership paid $18,458 in cash and assumed $30,340 in mortgage loans payable.

On February 27, 2007, the Consolidated Operating Partnership redeemed the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture. In connection with the redemption, the Consolidated Operating Partnership assumed $8,250 in mortgage loans payable and $2,951 in other liabilities. The mortgage loans payable were subsequently paid off in February 2007 (see Note 5).

During the year ended December 31, 2005, the Consolidated Operating Partnership sold several land parcels to the March 2005 Joint Venture. The Consolidated Operating Partnership deferred 10% of the gain from the sale, which is equal to the Consolidated Operating Partnership’s economic interest in the March 2005 Joint Venture. On May 18, 2007, the Consolidated Operating Partnership repurchased 66 acres of the land it had sold to the March 2005 Joint Venture for a purchase price of $6,379. Since the Consolidated Operating Partnership had deferred 10% of the gain on sale from the original sale in 2005, the Consolidated Operating Partnership netted the unamortized deferred gain amount, along with its 10% economic interest in the gain on sale and distributions in excess of its 10% economic interest it received from the sale of the 66 acres from the March 2005 Joint Venture against the basis of the land.

At June 30, 2007 and December 31, 2006, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $7,851 and $7,967, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the March 2005 Joint Venture.

During the six months ended June 30, 2007 and 2006, the Consolidated Operating Partnership invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, general contractor, incentive, property management and asset management services in the following amounts:

	For the Six
	Months Ended
	June 30,	June 30,
	2007	2006

Contributions	$14,734	$12,198
Distributions	24,763	$15,946
Fees	$13,251	$10,793

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	June 30,	December 31,	June 30,	Issuance/
	2007	2006	2007	Assumption	Maturity Date

Mortgage Loans Payable, Net	$82,590	$77,926	5.35%-9.25%	4.58%-9.25%	December 2007- September 2024
Unamortized Premiums	(2,558)	(2,919)

Mortgage Loans Payable, Gross	$80,032	$75,007

Senior Unsecured Debt, Net
2007 Notes	$—	$149,998	N/A	N/A	05/15/07
2016 Notes	199,407	199,372	5.750%	5.91%	01/15/16
2017 Notes	99,900	99,895	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,055	7.150%	7.11%	05/15/27
2028 Notes	199,835	199,831	7.600%	8.13%	07/15/28
2011 Notes	199,776	199,746	7.375%	7.39%	03/15/11
2012 Notes	199,339	199,270	6.875%	6.85%	04/15/12
2032 Notes	49,446	49,435	7.750%	7.87%	04/15/32
2009 Notes	124,915	124,893	5.250%	4.10%	06/15/09
2014 Notes	112,865	112,237	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	149,600	—	5.950%	6.37%	05/15/17

Subtotal	$1,550,139	$1,549,732

Unamortized Discounts	14,931	15,338

Senior Unsecured Notes, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit Total	$347,000	$207,000	5.863%	5.863%	09/28/08

During January 2007, in connection with the Consolidated Operating Partnership’s purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture, the Consolidated Operating Partnership assumed a mortgage loan payable of $30,340. As of June 30, 2007 the Consolidated Operating Partnership has repaid $22,922 of this assumed mortgage loan payable. In February 2007, the Consolidated Operating Partnership assumed a mortgage loan payable of $8,250 in connection with the redemption of the 85% equity interest held by an institutional investor in a joint venture entity of the May 2003 Joint Venture that owned one property. The Consolidated Operating Partnership also repaid this mortgage loan payable in February 2007. In connection with the retirement of the mortgage loans payable discussed above, the Consolidated Operating Partnership incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $254. On June 28, 2007, in conjunction with the sale of a property, the buyer assumed a mortgage loan payable of $769 from the Consolidated Operating Partnership.

On May 7, 2007, the Consolidated Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2017 and bears interest at a rate of 5.95% (the “2017 II Notes”). The issue price of the 2017 II

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes was 99.730%. Interest is paid semi-annually in arrears on May 15 and November 15. In April 2006, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. The Consolidated Operating Partnership settled the effective portion of the interest rate protection agreements on May 1, 2007 for $4,261, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate projection agreements, the Consolidated Operating Partnership’s effective interest rate on the 2017 II Notes is 6.37%. The 2017 II Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On May 15, 2007, the Consolidated Operating Partnership paid off and retired its 7.60% 2007 Unsecured Notes in the amount of $150,000.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2007	$8,678
2008	350,111
2009	132,959
2010	15,453
2011	407,269
Thereafter	1,077,632

Total	$1,992,102

Other Comprehensive Income

In April 2006, the Consolidated Operating Partnership entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. The interest rate protection agreements each had a notional value of $72,900 and were effective from November 28, 2006 through November 28, 2016 (the “April 2006 Agreements”). The April 2006 Agreements fixed the LIBOR rate at 5.537%. On May 1, 2007, the Consolidated Operating Partnership, settled the effective portion of the April 2006 Agreements for $4,261, which is included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense.

In conjunction with certain issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $749 into net income by decreasing interest expense.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash or assets to the holders of the general and limited partnership units except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions

During the six months ended June 30, 2007, certain employees exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $613. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership issued Units to the Company in the same amount.

During the six months ended June 30, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 3,034 shares of restricted common stock to certain directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $21,018 on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Preferred Units

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $47,997 received from the Series C Preferred Stock were contributed to the Consolidated Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. On or after June 6, 2007, the Series C Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series C Preferred Stock on June 7, 2007, at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $815. The Series C Preferred Units were redeemed on June 7, 2007 as well. In accordance with EITF D-42, due to the redemption of the Series C Preferred Units, the initial offering costs associated with the issuance of the Series C Preferred Units of $2,017 were reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per unit for the three and six months ended June 30, 2007.

Distributions

The following table summarizes distributions accrued during the six months ended June 30, 2007:

	Six Months Ended
	June 30, 2007
	Distribution	Total
	per Unit	Distribution

Operating Partnership Units	$1.42	$73,721
Series C Preferred Units	$94.64	$1,893
Series F Preferred Units	$3,118.00	$1,559
Series G Preferred Units	$3,618.00	$905
Series J Preferred Units	$9,062.60	$5,438
Series K Preferred Units	$9,062.60	$1,813

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Acquisition of Real Estate

During the six months ended June 30, 2007, the Consolidated Operating Partnership acquired 78 industrial properties comprising approximately 5.2 million square feet of GLA and several land parcels, including 41 industrial properties comprising approximately 1.3 million square feet of GLA in connection with the purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture and one industrial property comprising 0.3 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture (see Note 4). The purchase price of these acquisitions totaled approximately $275,584, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the six months ended June 30, 2007, the Consolidated Operating Partnership sold 85 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 85 industrial properties and several land parcels were approximately $439,602. The gain on sale of real estate, net of income taxes was approximately $95,360. Eighty-four of the 85 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for 84 of the 85 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for one property and several land parcels that do not meet the criteria established by FAS 144, are included in continuing operations.

At June 30, 2007, the Consolidated Operating Partnership had 20 industrial properties comprising approximately 1.2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 20 industrial properties held for sale at June 30, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three and six months ended June 30, 2006 reflects the results of operations of 84 industrial properties that were sold during the six months ended June 30, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 20 industrial properties identified as held for sale at June 30, 2007 and the gain on sale of real estate relating to 54 industrial properties that were sold during the six months ended June 30, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Total Revenues	$4,996	$14,325	$13,768	$28,805
Property Expenses	(1,710)	(4,566)	(4,611)	(9,489)
Depreciation and Amortization	(1,390)	(5,069)	(4,209)	(11,331)
Provision for Income Taxes Allocable to Operations	(507)	(696)	(1,410)	(1,061)
Gain on Sale of Real Estate	59,429	38,823	114,799	92,905
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(11,070)	(7,625)	(21,203)	(22,535)

Income from Discontinued Operations	$49,748	$35,192	$97,134	$77,294

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Interest paid, net of capitalized interest	$58,945	$54,253

Capitalized interest	$3,387	$3,165

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,854	$36,038

Distribution payable on preferred units	$4,856	$1,232

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,480)	$(1,959)
General partnership units	1,480	1,959

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(5,040)	$(1,082)

Issuance of Limited Partnership Units	$—	$(1,288)

Mortgage Debt	$(38,590)	$(6,995)

Write-off of fully depreciated assets	$16,861	$8,547

In conjunction with certain property sales, the Operating Partnership provided seller financing or assigned a mortgage loan payable:
Notes Receivable	$42,172	$11,200

Mortgage Note Payable	$769	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Numerator:
Loss from Continuing Operations	$(8,591)	$(200)	$(18,032)	$(17,502)
Gain on Sale of Real Estate, Net of Income Taxes	503	1,476	1,764	2,471
Less: Preferred Distributions	(5,671)	(5,029)	(11,606)	(10,048)
Less: Redemption of Preferred Units	(2,017)	—	(2,017)	(672)

Loss from Continuing Operations Available to Unitholders — For Basic and Diluted EPU	(15,776)	(3,753)	(29,891)	(25,751)
Discontinued Operations, Net of Income Taxes	49,748	35,192	97,134	77,294

Net Income Available to Unitholders	$33,972	$31,439	$67,243	$51,543

Denominator:
Weighted Average Units — Basic and Diluted	50,984,560	50,705,548	50,975,175	50,675,187

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.31)	$(0.07)	$(0.59)	$(0.51)

Discontinued Operations, Net of Income Taxes	$0.98	$0.69	$1.91	$1.53

Net Income Available to Unitholders	$0.67	$0.62	$1.32	$1.02

Unvested restricted stock shares aggregating 432,129 and 176,001 for the three months ended June 30, 2007 and 2006, respectively, and 430,693 and 176,001 for the six months ended June 30, 2007 and 2006, respectively, were antidilutive, and accordingly, were excluded from dilution computations.

Options to purchase common stock of 362,376 and 455,089 were outstanding as of June 30, 2007 and 2006, respectively. All of the options outstanding at June 30, 2007 and 2006 were antidilutive, and accordingly, were excluded in dilution computations.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

Weighted average units — diluted are the same as weighted average units — basic for the three and six months June 30, 2007 and 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. If the Consolidated Operating Partnership had income from continuing operations available to unitholders, the dilutive stock options and restricted stock that would be added to the denominator of weighted average units-basic would have been 192,600 and 156,132, respectively for the three months ended June 30, 2007 and 2006 and 219,349 and 177,803, respectively for the six months ended June 30, 2007 and 2006.

11.	Stock Based Compensation

The Consolidated Operating Partnership recognized $3,648 and $2,480 for the three months ended June 30, 2007 and 2006, respectively, and $7,254 and $4,625 for the six months ended June 30, 2007 and 2006, respectively,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in compensation expense related to restricted stock awards, of which $556 and $354 was capitalized for the three months ended June 30, 2007 and 2006, respectively, and $1,112 and $614 was capitalized for the six months ended June 30, 2007 and 2006, respectively, in connection with development activities. At June 30, 2007, the Consolidated Operating Partnership has $30,698 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.5 years. The Consolidated Operating Partnership has not awarded options to employees or directors of the Consolidated Operating Partnership during the six months ended June 30, 2007 and June 30, 2006.

Stock option transactions for the six months ended June 30, 2007 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823
Exercised	(19,600)	$31.27	$30.38-$33.13	$230

Outstanding at June 30, 2007	362,376	$31.67	$25.13-$33.15	$4,853

The following table summarizes currently outstanding and exercisable options as of June 30, 2007:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.53	103,676	3.82	$29.82
$31.05-$33.15	258,700	2.94	$32.40

12.	Commitments and Contingencies

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

The Consolidated Operating Partnership has committed to the construction of several development projects totaling approximately 2.6 million square feet of GLA. The estimated total construction costs are approximately $122,866. Of this amount, approximately $94,429 remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At June 30, 2007, the Consolidated Operating Partnership had 21 letters of credit outstanding in the aggregate amount of $7,586. These letters of credit expire between August 2007 and January 2010.

13.	Related Party Transactions

At June 30, 2007, the Consolidated Operating Partnership has a payable balance of $8,902 to a wholly-owned entity of the Company. At December 31, 2006, the Consolidated Operating Partnership has a payable balance of $17,468 to a wholly-owned entity of the Company.

14.	Subsequent Events

From July 1, 2007 to July 27, 2007 the Consolidated Operating Partnership acquired four industrial properties and several land parcels for a purchase price of approximately $11,889, excluding costs incurred in conjunction with the acquisition of these industrial properties and several land parcels. No industrial properties have been sold during this period

On July 16, 2007, the Operating Partnership paid a second quarter 2007 distribution of $0.71 per Unit, totaling approximately $36,854.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of First Industrial, L.P.’s (the “Operating Partnership”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: national, international, regional, and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts, and risks related to doing business internationally (including foreign currency exchange risks). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included herein in Item 1A, “Risk Factors,” and in the Operating Partnership’s other filings with the Securities and Exchange Commission.

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”), with an approximate 87.5% ownership interest at June 30, 2007. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.5% interest in the Operating Partnership at June 30, 2007. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275.0 million at June 30, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of First Industrial Investment, Inc. (the Company’s taxable REIT subsidiary “the TRS”) and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

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

As of June 30, 2007, the Consolidated Operating Partnership owned 832 industrial properties (inclusive of developments in process) containing an aggregate of approximately 67.7 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2007, the Other Real Estate Partnerships owned 103 industrial properties containing an aggregate of approximately 10.1 million square feet of GLA.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture”, the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owned economic interests in and provided various services to a sixth joint venture, the September 1998 Joint Venture. On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Consolidated Operating Partnership since the Consolidated Operating Partnership effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The Consolidated Operating Partnership’s net income available to unitholders was $67.2 million and $51.5 million for the six months ended June 30, 2007 and 2006, respectively. Basic and diluted net income available to unitholders were $1.32 per unit for the six months ended June 30, 2007 and $1.02 per unit for the six months ended June 30, 2006.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2007 and June 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through June 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through June 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor for several industrial properties in the March 2005 Joint Venture. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

At June 30, 2007 and 2006, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 92.9% and 89.0%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$140,793	$132,311	$8,482	6.4%
Acquired Properties	25,030	3,880	21,150	545.1%
Sold Properties	11,192	27,044	(15,852)	(58.6)%
(Re)Developments and Land, Not Included Above	2,500	1,722	778	45.2%
Other	20,989	15,054	5,935	39.4%

	$200,504	$180,011	$20,493	11.4%
Discontinued Operations	(13,768)	(28,805)	15,037	(52.2)%

Subtotal Revenues	$186,736	$151,206	$35,530	23.5%

Revenues from Build to Suit Developments for Sale	6,440	733	5,707	778.6%
Contractor Revenues	9,408	—	9,408	100.0%

Total Revenues	$202,584	$151,939	$50,645	33.3%

Revenues from same store properties increased by $8.5 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $21.2 million due to the 157 industrial properties acquired subsequent to December 31, 2005 totaling approximately 14.9 million square feet of GLA. Revenues from sold properties decreased $15.9 million due to the 194 industrial properties sold subsequent to December 31, 2005 totaling approximately 23.8 million square feet of GLA. Revenues from (re)developments and land increased $0.8 million due to an increase in occupancy. Other revenues increased by approximately $5.9 million due primarily to an increase in joint venture fees and fees earned related to the Consolidated Operating Partnership assigning its interest in certain purchase contracts to third parties for consideration. Revenues from build to suit development for sale increased $5.7 million due to increased development activity. Contractor revenues for the six months ended June 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$44,916	$43,262	$1,654	3.8%
Acquired Properties	5,697	981	4,716	480.7%
Sold Properties	3,522	8,200	(4,678)	(57.0)%
(Re) Developments and Land, Not Included Above	1,642	1,916	(274)	(14.3)%
Other	8,928	7,569	1,359	18.0%

	$64,705	$61,928	$2,777	4.5%
Discontinued Operations	(4,611)	(9,489)	4,878	(51.4)%

Subtotal Property Expenses	$60,094	$52,439	$7,655	14.6%

Expenses from Build to Suit Development for Sale	6,131	666	5,465	820.6%
Contractor Expenses	8,959	—	8,959	100.0%

Total Property Expenses	$75,184	$53,105	$22,079	41.6%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale, and contractor expenses. Property expenses from same store properties increased by $1.7 million due primarily to an increase in real estate taxes due to a reassessment of values of certain properties of the Consolidated Operating Partnership, as well as an increase in repairs and maintenance. Property expenses from acquired properties increased by $4.7 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $4.7 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. The $1.4 million increase in other expense is primarily attributable to an increase in the bad debt reserve and a loss recorded in connection with roof damage at a property that occurred during the six months ended June 30, 2007. The damage was accounted for as an involuntary conversion which requires the recognition of a loss in the period in which the damage occurred. Insurance reimbursements will be deferred until realizable. Expenses from build to suit development for sale increased $5.5 million due to increased development activity. Contractor expenses for the six months ended June 30, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $9.8 million, or 27.6%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$51,161	$50,034	$1,127	2.3%
Acquired Properties	16,092	3,619	12,473	344.7%
Sold Properties	2,732	9,363	(6,631)	(70.8)%
(Re) Developments and Land, Not Included Above and Other	1,143	5,229	(4,086)	(78.1)%
Corporate Furniture, Fixtures and Equipment	962	864	98	11.3%

	$72,090	$69,109	$2,981	4.3%
Discontinued Operations	(4,209)	(11,331)	7,122	(62.9)%

Total Depreciation and Other Amortization	$67,881	$57,778	$10,103	17.5%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $12.5 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $6.6 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land and other decreased by $4.1 million due primarily to accelerated depreciation recognized for the six months ended June 30, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income decreased $0.1 million due primarily to a decrease in the average notes receivable outstanding during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Interest expense increased by approximately $0.3 million primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2007 ($1,936.9 million), as compared to the six months ended June 30, 2006 ($1,853.4 million), offset by a decrease in the weighted average interest rate for the six months ended June 30, 2007 (6.55%), as compared to the six months ended June 30, 2006 (6.79%).

Amortization of deferred financing costs increased by $0.4 million, or 34.6% due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

In October 2005, the Consolidated Operating Partnership, through the TRS, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Consolidated Operating Partnership, through the TRS, settled the interest rate protection agreement for a payment of $0.2 million. Included in Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement for the six months ended June 30, 2006 is the settlement and mark-to-market of the interest rate production agreement.

During 2007, the Consolidated Operating Partnership incurred a $0.3 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of Other Real Estate Partnerships decreased by $12.9 million primarily due to a decrease in gain on sale of real estate.

Equity in income of joint ventures increased by $10.0 million primarily due to the Consolidated Operating Partnership’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the six months ended June 30, 2007.

The income tax provision (included in continuing operations, discontinued operations, and gain of sale) increased by $4.4 million, in the aggregate, due primarily to an increase in joint venture fees, assignment fees, and equity in income of joint ventures, partially offset by an increase in general and administrative expense within the TRS.

The $1.8 million gain on sale of real estate, net of income taxes, for the six months ended June 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.5 million gain on sale of real estate, net of income taxes, for the six months ended June 30, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the six months ended June 30, 2007 and June 30, 2006.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	($ in 000’s)

Total Revenues	$13,768	$28,805
Operating Expenses	(4,611)	(9,489)
Depreciation and Amortization	(4,209)	(11,331)
Provision for Income Taxes Allocable to Operations	(1,410)	(1,061)
Gain on Sale of Real Estate	114,799	92,905
Provision for Income Taxes Allocable to Gain on Sale	(21,203)	(22,535)

Income from Discontinued Operations	$97,134	$77,294

Income from discontinued operations (net of income taxes) for the six months ended June 30, 2007 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 84 industrial properties that were sold during the six months ended June 30, 2007 and the results of operations of 20 properties that were identified as held for sale at June 30, 2007.

Income from discontinued operations (net of income taxes) for the six months ended June 30, 2006 reflects the results of operations of the 84 industrial properties that were sold during the six months ended June 30, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 20 industrial properties identified as held for sale at June 30, 2007 and gain on sale of real estate relating to 54 industrial properties that were sold during the six months ended June 30, 2006.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The Consolidated Operating Partnership’s net income available to unitholders was $34.0 million and $31.4 million for the three months ended June 30, 2007, and June 30, 2006, respectively. Basic and diluted net income available to unitholders were $0.67 per unit for the three months ended June 30, 2007, and $0.62 per unit for the three months ended June 30, 2006.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2007 and June 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through June 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through June 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor for several industrial properties in the March 2005 Joint Venture. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

At June 30, 2007 and 2006, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 92.9% and 89.0%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$70,686	$66,243	$4,443	6.7%
Acquired Properties	12,771	2,734	10,037	367.1%
Sold Properties	3,742	13,309	(9,567)	(71.9)%
(Re)Developments and Land, Not Included Above	1,422	899	523	58.2%
Other	9,634	8,994	640	7.1%

	98,255	92,179	6,076	6.6%
Discontinued Operations	(4,996)	(14,325)	9,329	(65.1)%

Subtotal Revenues	93,259	77,854	15,405	19.8%

Revenues from Build to Suit Development for Sale	3,233	—	3,233	100.0%
Contractor Revenues	4,368	—	4,368	100.0%

Total Revenues	$100,860	$77,854	$23,006	29.6%

Revenues from same store properties increased by $4.4 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $10.0 million due to the 157 industrial properties acquired subsequent to December 31, 2005 totaling approximately 14.9 million square feet of GLA. Revenues from sold properties decreased $9.6 million due to the 194 industrial properties sold subsequent to December 31, 2005 totaling approximately 23.8 million square feet of GLA. Revenues from (re)developments and land increased $0.5 million due to an increase in occupancy. Other revenues increased by approximately $0.6 million primarily due to an increase in joint venture fees. Revenues from build to suit development for sale increased $3.2 million due to increased development activity. Contractor revenues for the three months ended June 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$21,735	$20,967	$768	3.7%
Acquired Properties	3,272	752	2,520	335.1%
Sold Properties	1,229	4,057	(2,828)	(69.7)%
(Re)Developments and Land, Not Included Above	847	731	116	15.9%
Other	5,308	4,048	1,260	31.1%

	32,391	30,555	1,836	6.0%
Discontinued Operations	(1,710)	(4,566)	2,856	(62.5)%

Subtotal Property Expenses	30,681	25,989	4,692	18.1%

Expenses from Build to Suit Development for Sale	2,930	—	2,930	100.0%
Contractor Expenses	4,123	—	4,123	100.0%

Total Property Expenses	$37,734	$25,989	$11,745	45.2%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale and contractor expenses. Property expenses from same store properties increased $0.8 million primarily due to an increase in real estate taxes due to a reassessment of values of certain properties of the Consolidated Operating Partnership. Property expenses from acquired properties increased by $2.5 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $2.8 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. The $1.3 million increase in other expense is primarily attributable to an increase in the bad debt reserve and a loss recorded in connection with roof damage at a property that occurred during the three months ended June 30, 2007. The damage was accounted for as an involuntary conversion which requires the recognition of a loss in the period in which the damage occurred. Insurance reimbursements will be deferred until realizable. Expenses from build to suit development for sale increased $2.9 million due to increased development activity. Contractor expenses for the three months ended June 30, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $4.2 million, or 23.5%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$26,019	$25,156	$863	3.4%
Acquired Properties	8,459	2,383	6,076	255.0%
Sold Properties	694	4,139	(3,445)	(83.2)%
(Re)Developments and Land, Not Included Above and Other	591	3,049	(2,458)	(80.6)%
Corporate Furniture, Fixtures and Equipment	491	448	43	9.6%

	36,254	35,175	1,079	3.1%
Discontinued Operations	(1,390)	(5,069)	3,679	(72.6)%

Total Depreciation and Other Amortization	$34,864	$30,106	$4,758	15.8%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $6.1 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $3.4 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land and other decreased by $2.5 million due primarily to accelerated depreciation recognized for the three months ended June 30, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income remained relatively unchanged.

Interest expense decreased by approximately $0.1 million primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2007 (6.49%) as compared to the three months ended June 30, 2006 (6.79%), partially offset by an increase in the weighted average debt balance outstanding for the three months ended June 30, 2007 ($1,958.5 million), as compared to the three months ended June 30, 2006 ($1,863.2 million).

Amortization of deferred financing costs increased by approximately $0.2 million, or 36.7%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt issued in September 2006.

During the quarter ended June 30, 2007, the Operating Partnership incurred a $0.1 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of Other Real Estate Partnerships decreased by $13.6 million primarily due to a decrease in gain on sale of real estate.

Equity in income of joint ventures increased by approximately $4.3 million due primarily to the Operating Partnership’s economic share of gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended June 30, 2007.

The income tax provision (included in continuing operations, discontinued operations and gain of sale) increased by $3.7 million, in the aggregate, due primarily to an increase in joint venture fees, equity in income of joint ventures and gains from the sale of real estate, partially offset by an increase in general and administrative expense within the TRS.

The $0.5 million gain on sale of real estate, net of income taxes, for the three months ended June 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.5 million gain on sale of real estate, net of income taxes, for the three months ended June 30, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended June 30, 2007 and June 30, 2006:

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	($ in 000’s)

Total Revenues	$4,996	$14,325
Property Expenses	(1,710)	(4,566)
Depreciation and Amortization	(1,390)	(5,069)
Provision for Income Taxes Allocable to Operations	(507)	(696)
Gain on Sale of Real Estate	59,429	38,823
Provision for Income Taxes Allocable to Gain on Sale	(11,070)	(7,625)

Income from Discontinued Operations	$49,748	$35,192

Income from discontinued operations (net of income taxes), for the three months ended June 30, 2007 reflects the results of operations and gain on sale of real estate, relating to 49 industrial properties that were sold during the three months ended June 30, 2007 and the results of operations of 20 properties that were identified as held for sale at June 30, 2007.

Income from discontinued operations (net of income taxes) for the three months ended June 30, 2006 reflects the results of operations of the 49 industrial properties that were sold during the three months ended June 30, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 20 industrial properties identified as held for sale at June 30, 2007 and gain on sale of real estate relating to 30 industrial properties that were sold during the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Consolidated Operating Partnership’s cash and restricted cash was approximately $4.1 and $44.8 million, respectively. Restricted cash is comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. On April 30, 2007 the Operating Partnership filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of the same securities to be issued in the following three years. The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Consolidated Operating Partnership’s $500.0 million unsecured revolving credit facility (“Unsecured Line of Credit”). At June 30, 2007, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 5.86%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Consolidated Operating Partnership’s election. As of July 27, 2007 the Consolidated Operating Partnership, through the Operating Partnership, had approximately $78.5 million available for additional borrowings under the Unsecured Line of Credit.

Six Months Ended June 30, 2007

Net cash provided by operating activities of approximately $38.1 million for the six months ended June 30, 2007 was comprised primarily of net income of approximately $80.9 million, the net change in operating assets and liabilities of approximately $1.4 million and net distributions from the Consolidating Operating Partnership’s industrial real estate joint ventures of $0.1 million, offset by adjustments for non-cash items of approximately $44.3 million. The adjustments for the non-cash items of approximately $44.3 million are primarily comprised of the gain on sale of real estate of approximately $117.7 million and the effect of straight-line rental income of approximately $5.0 million, offset by depreciation and amortization of approximately $78.2 million and loss on early retirement of debt of approximately $0.2 million.

Net cash used in investing activities of approximately $11.3 million for the six months ended June 30, 2007 was comprised primarily by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, an increase in restricted cash that is primarily held by an intermediary for Section 1031 exchange purposes, contributions to, and investments in, the Consolidating Operating Partnership’s industrial real estate joint ventures and the funding of notes receivable, partially offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships, the repayment of notes receivable and the distributions from the Consolidated Operating Partnership’s industrial real estate joint ventures.

During the six months ended June 30, 2007, the Consolidated Operating Partnership sold 85 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. Net proceeds from the sales of the 85 industrial properties and several land parcels were approximately $386.3 million.

During the six months ended June 30, 2007, the Consolidated Operating Partnership acquired 78 industrial properties comprising approximately 5.2 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $275.6 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $15.8 million and received total distributions of approximately $24.8 million from the Operating Partnership’s industrial real estate joint ventures. As of June 30, 2007, the Operating Partnership’s industrial real estate joint ventures owned 153 industrial properties comprising approximately 20.5 million square feet of GLA and several land parcels.

Net cash used in financing activities of approximately $37.8 million for the six months ended June 30, 2007 was derived primarily by repayments of senior unsecured debt, general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, redemption of preferred units, repayments on mortgage loans payable, other costs of senior unsecured debt, the repurchase of restricted units from employees of the Consolidated Operating Partnership for withholding taxes on the vesting of restricted units and debt issue costs and prepayment penalty partially offset by the net proceeds from the issuance of senior unsecured debt, net borrowings under the Consolidating Operating Partnership’s Unsecured Line of Credit, net proceeds from the exercise of stock options and a cash book overdraft.

During the six months ended June 30, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 3,034 shares of restricted common stock to certain directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $21.0 million on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting periods for the shares expected to vest.

During the six months ended June 30, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $0.6 million. The Consolidated Operating Partnership issued Units to the Company in the same amount.

On June 7, 2007, the Company redeemed the Series C Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $0.8 million. The Operating Partnership also redeemed the Series C Preferred Units.

Market Risk

The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at June 30, 2007 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At June 30, 2007, approximately $1,632.7 million (approximately 82.5% of total debt at June 30, 2007) of the Company’s debt was fixed rate debt and approximately $347.0 million (approximately 17.5% of total debt at June 30, 2007) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at June 30, 2007, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $2.1 million per year.

The use of derivative financial instruments allows the Consolidated Operating Partnership to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2007, the Consolidated Operating Partnership had no outstanding derivative instruments.

Recent Accounting Pronouncements

Refer to Footnote 2 in Part I, Item 1., of the June 30, 2007 Financial Statements.

Subsequent Events

From July 1, 2007 to July 27, 2007, the Consolidated Operating Partnership acquired four industrial properties and several land parcels for a purchase price of approximately $11.9 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and several land parcels. No industrial properties have been sold during this period.

On July 16, 2007, the Operating Partnership paid a second quarter 2007 distribution of $0.71 per Unit, totaling approximately $36.9 million.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.  Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
Number		Description

4	.1***	Supplemental Indenture No. 11 dated as of May 7, 2007 between the Operating Partnership and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed May 7, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2007

EXHIBIT INDEX

Exhibit
Number		Description

4	.1***	Supplemental Indenture No. 11 dated as of May 7, 2007 between the Operating Partnership and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed May 7, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed