Form 10-Q
period 2007-09-30
FIRST INDUSTRIAL LP
filed 2007-11-05
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-21873

First Industrial, L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3924586
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

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

For the Period Ended September 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$571,899	$498,025
Buildings and Improvements	2,244,552	2,297,988
Construction in Progress	78,201	30,575
Less: Accumulated Depreciation	(433,249)	(402,497)

Net Investment in Real Estate	2,461,403	2,424,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $6,591 and $9,688 at September 30, 2007 and December 31, 2006, respectively	55,325	115,961
Investments in and Advances to Other Real Estate Partnerships	404,433	371,390
Cash and Cash Equivalents	2,134	15,124
Restricted Cash	3,974	15,970
Tenant Accounts Receivable, Net	8,499	6,571
Investments in Joint Ventures	61,003	55,614
Deferred Rent Receivable, Net	27,062	24,721
Deferred Financing Costs, Net	16,103	15,210
Deferred Leasing Intangibles, Net	80,356	75,958
Prepaid Expenses and Other Assets, Net	143,585	114,756

Total Assets	$3,263,877	$3,235,366

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$80,300	$77,926
Senior Unsecured Debt, Net	1,550,563	1,549,732
Unsecured Line of Credit	302,000	207,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	138,544	128,691
Deferred Leasing Intangibles, Net	18,562	17,402
Rents Received in Advance and Security Deposits	24,982	26,097
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $124 and $183 at September 30, 2007 and December 31, 2006, respectively	1,034	2,310
Distributions Payable	42,415	42,548

Total Liabilities	2,158,400	2,051,706

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 and 21,550 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively) with a liquidation preference of $275,000 and $325,000, respectively	266,211	314,208
General Partner Units (44,673,958 and 45,010,630 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	701,921	730,493
Limited Partners’ Units (6,491,136 and 6,558,442 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	147,986	150,758
Accumulated Other Comprehensive Loss	(10,641)	(11,799)

Total Partners’ Capital	1,105,477	1,183,660

Total Liabilities and Partners’ Capital	$3,263,877	$3,235,366

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Revenues:
Rental Income	$62,414	$52,760	$183,560	$152,880
Tenant Recoveries and Other Income	27,157	22,980	84,215	68,752
Revenues from Build to Suit Development for Sale	—	—	6,440	733
Contractor Revenues	5,381	—	14,789	—

Total Revenues	94,952	75,740	289,004	222,365

Expenses:
Property Expenses	29,691	26,292	87,203	76,627
General and Administrative	21,210	19,834	66,447	55,279
Depreciation and Other Amortization	35,385	28,178	101,003	84,141
Expenses from Build to Suit Development for Sale	—	—	6,131	666
Contractor Expenses	5,188	—	14,147	—

Total Expenses	91,474	74,304	274,931	216,713

Other Income/Expense:
Interest Income	911	302	1,298	740
Interest Expense	(30,196)	(31,622)	(89,764)	(90,843)
Amortization of Deferred Financing Costs	(828)	(603)	(2,472)	(1,824)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	—	(2,942)	—	(3,112)
Loss From Early Retirement of Debt	(139)	—	(393)	—

Total Other Income/Expense	(30,252)	(34,865)	(91,331)	(95,039)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(26,774)	(33,429)	(77,258)	(89,387)
Equity in Income of Other Real Estate Partnerships	5,275	4,507	15,169	27,345
Equity in Income of Joint Ventures	6,290	4,747	23,546	12,019
Income Tax Benefit	2,839	4,381	4,964	11,286

Loss from Continuing Operations	(12,370)	(19,794)	(33,579)	(38,737)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $58,450 and $65,369 for the Three Months Ended September 30, 2007 and September 30, 2006, respectively, and $173,249 and $158,275 for the Nine Months Ended September 30, 2007 and 2006, respectively)	61,197	72,407	184,631	174,695
Provision for Income Taxes Allocable to Discontinued Operations (Including $9,894 and $19,662 for the Three Months Ended September 30, 2007 and September 30, 2006, respectively, and $31,015 and $42,171 for the Nine Months Ended September 30, 2007 and 2006, respectively, allocable to Gain on Sale of Real Estate)	(10,473)	(21,261)	(33,585)	(44,811)

Income Before Gain on Sale of Real Estate	38,354	31,352	117,467	91,147
Gain on Sale of Real Estate	104	2,852	2,962	6,374
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(40)	(1,122)	(1,145)	(2,174)

Net Income	38,418	33,082	119,284	95,347
Less: Preferred Unit Distributions	(4,857)	(5,442)	(16,463)	(15,490)
Less: Preferred Unit Redemptions	—	—	(2,017)	(672)

Net Income Available to Unitholders	$33,561	$27,640	$100,804	$79,185

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.34)	$(0.46)	$(0.99)	$(1.00)

Income From Discontinued Operations	$1.00	$1.01	$2.97	$2.56

Net Income Available to Unitholders	$0.66	$0.54	$1.98	$1.56

Weighted Average Units Outstanding	50,735	50,721	50,894	50,691

Net Income Available to Unitholders Attributable to:
General Partners	$29,341	$24,047	$88,110	$68,839
Limited Partners	4,220	3,593	12,694	10,346

Net Income Available to Unitholders	$33,561	$27,640	$100,804	$79,185

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands)

Net Income	$38,418	$33,082	$119,284	$95,347
Settlement of Interest Rate Protection Agreements	—	—	(4,261)	(1,729)
Mark-to-Market of Interest Rate Protection Agreements	(329)	(7,702)	3,886	(2,913)
Amortization of Interest Rate Protection Agreements	(189)	(218)	(728)	(668)
Foreign Currency Translation Adjustment, Net of Tax Provision	2,261	—	2,261	—

Comprehensive Income	$40,161	$25,162	$120,442	$90,037

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,284	$95,347
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	79,526	80,219
Amortization of Deferred Financing Costs	2,472	1,824
Other Amortization	35,884	24,836
Provision for Bad Debt	2,285	1,553
Equity in Income of Joint Ventures	(23,546)	(12,019)
Distributions from Joint Ventures	25,078	12,803
Gain on Sale of Real Estate	(176,211)	(164,649)
Loss on Early Retirement of Debt	393	—
Mark to Market of Interest Rate Protection Agreement	—	(16)
Equity in Income of Other Real Estate Partnerships	(15,169)	(27,345)
Distributions from Investment in Other Real Estate Partnerships	15,169	27,345
Decrease in Developments and Build to Suit for Sale Costs	4,106	16,241
Decrease in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(11,073)	(14,328)
Increase in Deferred Rent Receivable	(7,199)	(6,906)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	6,427	14,943
Decrease in Restricted Cash	(323)	—

Net Cash Provided by Operating Activities	57,103	49,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(485,586)	(590,155)
Net Proceeds from Sales of Investments in Real Estate	583,417	687,183
Investments in and Advances to Other Real Estate Partnerships	(61,656)	(33,338)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	28,607	44,107
Contributions to and Investments in Joint Ventures	(23,804)	(24,424)
Distributions from Joint Ventures	15,673	10,877
Funding of Notes Receivable	(8,385)	—
Repayment of Notes Receivable	23,935	11,200
Funding of Restricted Cash	12,337	(5,589)

Net Cash Provided by Investing Activities	84,538	99,861

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Preferred Units	—	192,897
Unit Contributions	567	1,542
Unit Distributions	(110,334)	(107,804)
Purchase of General Partner Units	(29,406)	—
Preferred Unit Distributions	(16,310)	(12,574)
Redemption of Preferred Units	(50,014)	(182,156)
Repurchase of Restricted Units	(3,922)	(2,660)
Net Proceeds from Senior Unsecured Debt	149,595	374,306
Repayments of Senior Unsecured Debt	(150,000)	—
Other Costs of Senior Unsecured Debt	(4,261)	(7,539)
Repayments on Mortgage Loans Payable	(34,904)	(9,618)
Debt Issuance Costs and Costs Incurred in Connection with the Retirement of Debt	(3,758)	(5,449)
Proceeds from Unsecured Line of Credit	677,000	488,500
Repayments on Unsecured Line of Credit	(582,000)	(882,000)
Cash Book Overdraft.	3,116	4,688

Net Cash Used in Financing Activities	(154,631)	(147,867)

Net (Decrease) Increase in Cash and Cash Equivalents	(12,990)	1,842
Cash and Cash Equivalents, Beginning of Period	15,124	6,811

Cash and Cash Equivalents, End of Period	$2,134	$8,653

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.3% and 87.0% ownership interest at September 30, 2007 and September 30, 2006, respectively. The limited partners of the Operating Partnership own approximately a 12.7% and 13.0% interest in the Operating Partnership at September 30, 2007 and September 30, 2006, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275,000 at September 30, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”), the sole stockholder of First Industrial Investment, Inc. (the Company’s taxable REIT subsidiary (together with its subsidiaries, the “TRS”)), and holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The Operating Partnership and a separate corporation are the general partners, with at least a .01% general partnership interest, of one of the Other Real Estate Partnerships. The general partners of the other Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships, other than the Operating Partnership, is a wholly-owned subsidiary of the Company.

The financial statements of the Operating Partnership report the L.L.C.s and the TRS (the “Consolidated Operating Partnership”) on a consolidated basis. As of September 30, 2007, the Consolidated Operating Partnership owned 813 industrial properties (inclusive of developments in process) containing an aggregate of approximately 67.9 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2007, the Other Real Estate Partnerships owned 102 industrial properties containing an aggregate of approximately 10.0 million square feet of GLA.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture”, the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owned economic interests in and provided various services to a sixth joint venture, the “September 1998 Joint Venture.” On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Consolidated Operating Partnership since the Consolidated Operating Partnership effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and should be

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2006 audited financial statements included in the Operating Partnership’s 2006 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, management, in preparation of the Consolidated Operating Partnership’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for each of the three and nine months ended September 30, 2007 and September 30, 2006. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Consolidated Operating Partnership as of September 30, 2007 and December 31, 2006 and the results of its operations and comprehensive income for each of the three and nine months ended September 30, 2007 and September 30, 2006, and its cash flows for each of the nine months ended September 30, 2007 and September 30, 2006, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total assets consist of the following:

	September 30,	December 31,
	2007	2006

In-Place Leases	$79,624	$73,341
Less: Accumulated Amortization	(19,368)	(13,832)

	$60,256	$59,509

Above Market Leases	$4,852	$5,049
Less: Accumulated Amortization	(1,804)	(1,680)

	$3,048	$3,369

Tenant Relationships	$19,286	$14,080
Less: Accumulated Amortization	(2,234)	(1,000)

	$17,052	$13,080

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Consolidated Operating Partnership’s total liabilities consist of the following:

	September 30,	December 31,
	2007	2006

Below Market Leases	$25,610	$22,873
Less: Accumulated Amortization	(7,048)	(5,471)

	$18,562	$17,402

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2007 was $20,654, $912, $8,743 and $(6,950), respectively. The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2006 was $24,396, $2,895, $12,431 and $(9,907), respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to deferred leasing intangibles was $12,234 and $7,642 for the nine months ended September 30, 2007 and 2006, respectively.

Build to Suit Development for Sale and General Contractor Revenues and Expenses

During 2007 and 2006, the Consolidated Operating Partnership, through the TRS, entered into contracts with third parties to construct industrial properties. The build to suit for sale contracts require the purchase price to be paid at closing. The Consolidated Operating Partnership uses the percentage-of-completion contract method. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

During 2007, the Consolidated Operating Partnership, through the TRS, acted as general contractor to construct industrial properties, including properties for the March 2005 Joint Venture. The Consolidated Operating Partnership uses the percentage-of-completion contract method. Using this method, profits are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

At September 30, 2007, the Consolidated Operating Partnership owned one industrial property located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss). The revenues and expenses of this property are translated into U.S. dollars using the average exchange rates prevailing during the periods presented.

Recent Accounting Pronouncements

The Operating Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Operating Partnership’s financial statements. As of the adoption date, the Operating Partnership had approximately $1.4 million of gross unrecognized tax benefits. The entire amount (with no federal effect) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. This entire amount relates to a single tax position regarding business loss carryforwards which the Operating Partnership is currently litigating with the State of Michigan. During 2006, the Operating Partnership paid $1.4 million, representing taxes and interest in dispute in order to pursue a full recovery of the amount paid through litigation. It is anticipated that this litigation will be resolved during 2007. It is the Operating Partnership’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and for the nine months ended September 30, 2007, no interest or penalties have been accrued or incurred. The Operating Partnership and its subsidiaries file U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. With few exceptions, its filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

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

Summarized combined condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	September 30,	December 31,
	2007	2006

ASSETS
Assets:
Investment in Real Estate, Net	$367,802	$330,223
Other Assets, Net	52,116	59,363

Total Assets	$419,918	$389,586

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other Liabilities	$12,115	$15,024
Partners’ Capital	407,803	374,562

Total Liabilities and Partners’ Capital	$419,918	$389,586

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Total Revenues, Including Interest Income	$14,071	$12,343	$41,519	$36,890
Property Expenses	(4,021)	(3,389)	(12,302)	(10,608)
Interest Expense	—	—	—	(11)
Amortization of Deferred Financing Costs	—	—	—	(2)
Depreciation and Other Amortization	(5,954)	(4,527)	(16,867)	(13,273)
Income Tax Provision	—	—	(9)	—

Income from Continuing Operations	4,096	4,427	12,341	12,996
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $1,187 and $0 for the Three Months Ended September 30, 2007 and 2006, respectively, and $1,187 and $13,115 for the Nine Months Ended September 30, 2007 and 2006, respectively)	1,231	113	1,416	14,603
Gain on Sale of Real Estate	—	—	1,545	—

Net Income	$5,327	$4,540	$15,302	$27,599

4.	Investments in Joint Ventures and Management Services

During July 2007, the Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). The Consolidated Operating Partnership, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, does not own an equity interest in the July 2007 Fund, however is entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved.

At September 30, 2007, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the March 2005 Joint Venture owned 37 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 72 industrial properties comprising approximately 5.3 million square feet of GLA and several land parcels, the March 2006 Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA and the July 2006 Joint Venture owned several land parcels.

On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The Consolidated Operating Partnership paid $18,458 in cash and assumed $30,340 in mortgage loans payable. As of September 30, 2007, $24,268 of these mortgage loans payable were repaid (see Note 5).

On February 27, 2007, the Consolidated Operating Partnership redeemed the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture. In connection with the redemption, the Consolidated Operating Partnership assumed a $8,250 mortgage loan payable and $2,951 in other liabilities. The mortgage loan payable was subsequently paid off in February 2007 (see Note 5).

During the year ended December 31, 2005, the Consolidated Operating Partnership sold several land parcels to the March 2005 Joint Venture. The Consolidated Operating Partnership deferred 10% of the gain from the sale,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2007 and December 31, 2006, the Consolidated Operating Partnership has a receivable from the Joint Ventures of $7,547 and $7,967, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Consolidated Operating Partnership from the Joint Ventures and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the March 2005 Joint Venture.

During the nine months ended September 30, 2007 and 2006, the Consolidated Operating Partnership invested the following amounts in, as well as received distributions from, its Joint Ventures and recognized fees from acquisition, disposition, leasing, development, general contractor, incentive, property management and asset management services from its Joint Ventures and the July 2007 Fund in the following amounts:

	For the Nine
	Months Ended
	September 30,	September 30,
	2007	2006

Contributions	$21,936	$21,477
Distributions	$40,751	$23,680
Fees	$20,569	$16,242

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding the Consolidated Operating Partnership’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	September 30,	December 31,	September 30,	Issuance/
	2007	2006	2007	Assumption	Maturity Date

Mortgage Loans Payable, Net	$80,300	$77,926	5.35%-9.25%	4.58%-9.25%	December 2007- September 2024
Unamortized Premiums	(2,377)	(2,919)

Mortgage Loans Payable, Gross	$77,923	$75,007

Senior Unsecured Notes, Net
2007 Notes	$—	$149,998	N/A	N/A	05/15/07
2016 Notes	199,425	199,372	5.750%	5.91%	01/15/16
2017 Notes	99,902	99,895	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,055	7.150%	7.11%	05/15/27
2028 Notes	199,836	199,831	7.600%	8.13%	07/15/28
2011 Notes	199,792	199,746	7.375%	7.39%	03/15/11
2012 Notes	199,373	199,270	6.875%	6.85%	04/15/12
2032 Notes	49,452	49,435	7.750%	7.87%	04/15/32
2009 Notes	124,926	124,893	5.250%	4.10%	06/15/09
2014 Notes	113,191	112,237	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	149,610	—	5.950%	6.37%	05/15/17

Subtotal	$1,550,563	$1,549,732

Unamortized Discounts	14,507	15,338

Senior Unsecured Notes, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit	$302,000	$207,000	7.858%	7.858%	09/28/12

During January 2007, in connection with the Consolidated Operating Partnership’s purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture, the Consolidated Operating Partnership assumed a mortgage loan payable of $30,340. As of September 30, 2007 the Consolidated Operating Partnership has repaid $24,268 of this assumed mortgage loan payable. In February 2007, the Consolidated Operating Partnership assumed a mortgage loan payable of $8,250 in connection with the redemption of the 85% equity interest held by an institutional investor in a joint venture entity of the May 2003 Joint Venture that owned one property. The Consolidated Operating Partnership also repaid this mortgage loan payable in February 2007. In connection with the early repayment the mortgage loans payable discussed above, the Consolidated Operating Partnership incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $265. On June 28, 2007, in conjunction with the sale of a property, the buyer assumed a mortgage loan payable of $769 from the Consolidated Operating Partnership.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 7, 2007, the Consolidated Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2017 and bears interest at a rate of 5.95% (the “2017 II Notes”). The issue price of the 2017 II Notes was 99.730%. Interest is paid semi-annually in arrears on May 15 and November 15. In April 2006, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. The Consolidated Operating Partnership settled the effective portion of the interest rate protection agreements on May 1, 2007 for $4,261, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate projection agreements, the Consolidated Operating Partnership’s effective interest rate on the 2017 II Notes is 6.37%. The 2017 II Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On May 15, 2007, the Consolidated Operating Partnership paid off and retired its 7.60% 2007 Unsecured Notes in the amount of $150,000.

The Consolidated Operating Partnership has maintained an unsecured revolving credit facility since 1997. On September 28, 2007, the Consolidated Operating Partnership amended and restated its unsecured revolving credit facility (the “Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2012, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $700,000 and bears interest at a floating rate of LIBOR plus 0.475%, or the Prime Rate, at the Consolidated Operating Partnership’s election. Initial borrowings under the Unsecured Line of Credit for the period September 28 through September 30, 2007 were Prime Rate based and bore interest at a weighted average interest rate of 7.86%. Effective October 4, 2007, the Operating Partnership converted borrowings under the Unsecured Line of Credit to LIBOR based borrowings. At September 27, 2007, borrowings under the Operating Partnership’s prior unsecured revolving credit facility, which were LIBOR based borrowings, bore interest at a weighted average interest rate of 6.12%. Up to $100,000 of the $500,000 capacity may be borrowed in foreign currencies, including the Canadian dollar, Euro, British Sterling and Japanese Yen. The net unamortized deferred financing fees related to the prior unsecured revolving credit facility and any additional deferred financing fees incurred in entering into the Unsecured Line of Credit are being amortized over the life of the Unsecured Line of Credit, except for $128, which represents the write off of unamortized deferred financing costs associated with certain lenders who did not renew the line of credit and is included in loss from early retirement of debt. The Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, and total funded indebtedness.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and the Unsecured Line of Credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2007	$6,569
2008	3,111
2009	132,959
2010	15,453
2011	407,269
Thereafter	1,379,632

Total	$1,944,993

Other Comprehensive Income

In April 2006, the Consolidated Operating Partnership entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges (the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“April 2006 Agreements”). The April 2006 Agreements each had a notional value of $72,900 and were effective from November 28, 2006 through November 28, 2016. The April 2006 Agreements fixed the LIBOR rate at 5.537%. On May 1, 2007, the Consolidated Operating Partnership, settled the effective portion of the April 2006 Agreements for $4,261, which is included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense.

In July 2007, the July 2006 Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its line of credit. The hedge relationship is considered highly effective and for the three and nine months ended September 30, 2007, $3,294 of unrealized loss due to a change in values of the swap contracts was recognized in other comprehensive income by the July 2006 Joint Venture. The Consolidated Operating Partnership recorded its 10% share, which is shown as mark to market of interest rate protection agreements in other comprehensive income (loss) for the three and nine months ended September 30, 2007.

At September 30, 2007, the Consolidated Operating Partnership owned one industrial property located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss).

In conjunction with certain issuances of senior unsecured debt, the Consolidated Operating Partnership entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Consolidated Operating Partnership will amortize approximately $745 into net income by decreasing interest expense.

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

Unit Contributions

During the nine months ended September 30, 2007, certain employees exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $613. The Company contributed the net proceeds to the Consolidated Operating Partnership and the Consolidated Operating Partnership issued Units to the Company in the same amount.

During the nine months ended September 30, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 15,211 shares of restricted common stock to certain directors. The Operating Partnership issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $21,489 on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase of Units

In March 2000, the Company’s Board of Directors authorized a stock repurchase plan pursuant to which the Company was permitted to purchase up to $100,000 of the Company’s outstanding common stock. The Company completed its previous common stock repurchase program by buying 743,514 shares of its common stock during the three months ended September 30, 2007 at an average price per share of $ 39.55, including brokerage commissions. The Consolidated Operating Partnership purchased general partner Units from the Company in the same amount. In September 2007, the Company’s Board of Directors authorized a new $100,000 common stock repurchase program. The Company may make purchases from time to time in the open market or in privately negotiated transactions, depending on market and business conditions.

Preferred Units

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $47,997 received from the Series C Preferred Stock were contributed to the Consolidated Operating Partnership in exchange for 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. On or after June 6, 2007, the Series C Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series C Preferred Stock on June 7, 2007, at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $815. The Series C Preferred Units were redeemed on June 7, 2007 as well. Due to the redemption of the Series C Preferred Units, the initial offering costs associated with the issuance of the Series C Preferred Units of $2,017 were reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per unit for the nine months ended September 30, 2007.

Distributions

The following table summarizes distributions accrued during the nine months ended September 30, 2007:

	Nine Months Ended
	September 30, 2007
	Distribution	Total
	per Unit	Distribution

Operating Partnership Units	$2.13	$110,047
Series C Preferred Units	$94.64	$1,893
Series F Preferred Units	$4,677.00	$2,339
Series G Preferred Units	$5,427.00	$1,357
Series J Preferred Units	$13,593.90	$8,155
Series K Preferred Units	$13,593.90	$2,719

7.	Acquisition of Real Estate

During the nine months ended September 30, 2007, the Consolidated Operating Partnership acquired 99 industrial properties comprising approximately 6.5 million square feet of GLA and several land parcels, including 41 industrial properties comprising approximately 1.3 million square feet of GLA in connection with the purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture and one industrial property comprising 0.3 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture (see Note 4). The purchase

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of these acquisitions totaled approximately $365,600, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the nine months ended September 30, 2007, the Consolidated Operating Partnership sold 128 industrial properties comprising approximately 10.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 128 industrial properties and several land parcels were approximately $643,011. The gain on sale of real estate was approximately $176,211. One hundred and twenty-six of the 128 sold industrial properties meet the criteria established by Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for 126 of the 128 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for two properties and several land parcels that do not meet the criteria established by FAS 144, are included in continuing operations.

At September 30, 2007, the Consolidated Operating Partnership had ten industrial properties comprising approximately 1.6 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the ten industrial properties held for sale at September 30, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2006 reflects the results of operations of 126 industrial properties that were sold during the nine months ended September 30, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the ten industrial properties identified as held for sale at September 30, 2007 and the gain on sale of real estate relating to 81 industrial properties that were sold during the nine months ended September 30, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Total Revenues	$6,001	$18,889	$28,301	$53,010
Property Expenses	(2,054)	(5,214)	(9,247)	(16,808)
Depreciation and Amortization	(1,200)	(6,637)	(7,672)	(19,782)
Provision for Income Taxes Allocable to Operations	(579)	(1,599)	(2,570)	(2,640)
Gain on Sale of Real Estate	58,450	65,369	173,249	158,275
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(9,894)	(19,662)	(31,015)	(42,171)

Income from Discontinued Operations	$50,724	$51,146	$151,046	$129,884

In conjunction with certain property sales, the Consolidated Operating Partnership provided seller financing. At September 30, 2007 and December 31, 2006, the Consolidated Operating Partnership had mortgage notes receivable and accrued interest outstanding of approximately $26,752 and $0, respectively, which is included as a component of prepaid expenses and other assets.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Interest paid, net of capitalized interest	$91,166	$80,664

Capitalized interest	$5,846	$4,225

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,326	$36,053

Distribution payable on preferred units	$6,089	$6,674

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(1,594)	$(2,041)
General partnership units	1,594	2,041

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(5,765)	$(1,181)

Issuance of Limited Partnership Units	$—	$(1,288)

Mortgage Debt	$(38,590)	$(7,765)

Write-off of fully depreciated assets	$26,183	$18,112

In conjunction with certain property sales, the Operating Partnership provided seller financing or assigned a mortgage loan payable:
Notes Receivable	$42,172	$11,200

Mortgage Note Payable	$769	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Numerator:
Loss from Continuing Operations	$(12,370)	$(19,794)	$(33,579)	$(38,737)
Gain on Sale of Real Estate, Net of Income Taxes	64	1,730	1,817	4,200
Less: Preferred Distributions	(4,857)	(5,442)	(16,463)	(15,490)
Less: Redemption of Preferred Units	—	—	(2,017)	(672)

Loss from Continuing Operations Available to Unitholders, Net of Income Taxes — For Basic and Diluted EPU	(17,163)	(23,506)	(50,242)	(50,699)
Discontinued Operations, Net of Income Taxes	50,724	51,146	151,046	129,884

Net Income Available to Unitholders	$33,561	$27,640	$100,804	$79,185

Denominator:
Weighted Average Units — Basic and Diluted	50,735,190	50,721,347	50,894,301	50,690,743

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(0.34)	$(0.46)	$(0.99)	$(1.00)

Discontinued Operations, Net of Income Taxes	$1.00	$1.01	$2.97	$2.56

Net Income Available to Unitholders	$0.66	$0.54	$1.98	$1.56

Unvested restricted stock shares aggregating 480,845 and 109,788 for the three months ended September 30, 2007 and 2006, respectively, and 422,206 and 117,991 for the nine months ended September 30, 2007 and 2006, respectively, were antidilutive, and accordingly, were excluded from dilution computations.

Options to purchase common stock of 362,376 and 445,289 were outstanding as of September 30, 2007 and 2006, respectively. All of the options outstanding at September 30, 2007 and 2006 were antidilutive, and accordingly, were excluded from dilution computations.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the three and nine months September 30, 2007 and 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders. If the Consolidated Operating Partnership had income from continuing operations available to unitholders, the dilutive stock options and restricted stock that would be added to the denominator of weighted average units-basic would have been 134,428 and 201,046, respectively, for the three months ended September 30, 2007 and 2006 and 187,339 and 183,800, respectively, for the nine months ended September 30, 2007 and 2006.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation

The Consolidated Operating Partnership recognized $3,403 and $2,487 for the three months ended September 30, 2007 and 2006, respectively, and $10,657 and $7,112 for the nine months ended September 30, 2007 and 2006, respectively, in compensation expense related to restricted stock awards, of which $565 and $242 was capitalized for the three months ended September 30, 2007 and 2006, respectively, and $1,285 and $708 was capitalized for the nine months ended September 30, 2007 and 2006, respectively, in connection with development activities. At September 30, 2007, the Consolidated Operating Partnership has $27,270 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.4 years. The Consolidated Operating Partnership has not awarded options to employees or directors of the Consolidated Operating Partnership during the nine months ended September 30, 2007 and September 30, 2006.

Stock option transactions for the nine months ended September 30, 2007 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823
Exercised	(19,600)	$31.27	$30.38-$33.13	$230

Outstanding at September 30, 2007	362,376	$31.67	$25.13-$33.15	$4,187

The following table summarizes currently outstanding and exercisable options as of September 30, 2007:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.53	103,676	3.57	$29.82
$31.05-$33.15	258,700	2.68	$32.40

12.	Commitments and Contingencies

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

The Consolidated Operating Partnership has committed to the construction of several development projects totaling approximately 2.7 million square feet of GLA. The estimated total construction costs are approximately $127,430. Of this amount, approximately $83,874 remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At September 30, 2007, the Consolidated Operating Partnership had 23 letters of credit outstanding in the aggregate amount of $9,444. These letters of credit expire between February 2008 and January 2010.

13.	Related Party Transactions

At September 30, 2007, the Consolidated Operating Partnership has a payable balance of $12,187 to a wholly-owned entity of the Company. At December 31, 2006, the Consolidated Operating Partnership has a payable balance of $17,468 to a wholly-owned entity of the Company.

14.	Subsequent Events

From October 1, 2007 to October 26, 2007 the Consolidated Operating Partnership acquired several land parcels for a purchase price of approximately $6,309, excluding costs incurred in conjunction with the acquisition of these land parcels.

On October 15, 2007, the Operating Partnership paid a third quarter 2007 distribution of $0.71 per Unit, totaling approximately $36,326.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of First Industrial, L.P.’s (the “Operating Partnership”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Operating Partnership’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Operating Partnership on a consolidated basis include, but are not limited to, changes in: national, international, regional, and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Operating Partnership’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts, and risks related to doing business internationally (including foreign currency exchange risks). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect the Operating Partnership’s financial results, is included in Item 1A, “Risk Factors,” in the Operating Partnership’s 2006 Form 10-K, and in the Operating Partnership’s subsequent filings with the Securities and Exchange Commission.

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”), with an approximate 87.3% ownership interest at September 30, 2007. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.7% interest in the Operating Partnership at September 30, 2007. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275.0 million at September 30, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership.

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

As of September 30, 2007, the Consolidated Operating Partnership owned 813 industrial properties (inclusive of developments in process) containing an aggregate of approximately 67.9 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2007, the Other Real Estate Partnerships owned 102 industrial properties containing an aggregate of approximately 10.0 million square feet of GLA.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The Consolidated Operating Partnership’s net income available to unitholders was $100.8 million and $79.2 million for the nine months ended September 30, 2007 and 2006, respectively. Basic and diluted net income available to unitholders were $1.98 per unit for the nine months ended September 30, 2007 and $1.56 per unit for the nine months ended September 30, 2006.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2007 and September 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through September 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through September 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor to construct industrial properties, including industrial properties for the March 2005 Joint Venture. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

At September 30, 2007 and 2006, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 93.6% and 90.2%, respectively.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$204,867	$193,163	$11,704	6.1%
Acquired Properties	35,299	8,152	27,147	333.0%
Sold Properties	23,082	48,972	(25,890)	(52.9)%
(Re)Developments and Land, Not Included Above	3,008	2,262	746	33.0%
Other	29,820	22,093	7,727	35.0%

	$296,076	$274,642	$21,434	7.8%
Discontinued Operations	(28,301)	(53,010)	24,709	(46.6)%

Subtotal Revenues	$267,775	$221,632	$46,143	20.8%

Revenues from Build to Suit Developments for Sale	6,440	733	5,707	778.6%
Contractor Revenues	14,789	—	14,789	—

Total Revenues	$289,004	$222,365	$66,639	30.0%

Revenues from same store properties increased by $11.7 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $27.1 million due to the 178 industrial properties acquired subsequent to December 31, 2005 totaling approximately 16.1 million square feet of GLA. Revenues from sold properties decreased $25.9 million due to the 237 industrial properties sold subsequent to December 31, 2005 totaling approximately 26.1 million square feet of GLA. Revenues from (re)developments and land increased $0.7 million due to an increase in occupancy. Other revenues increased by approximately $7.7 million due primarily to an increase in joint venture fees and fees earned related to the Consolidated Operating Partnership assigning its interest in certain purchase contracts to third parties for consideration. Revenues from build to suit development for sale increased $5.7 million due to increased development activity. Contractor revenues for the nine months ended September 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$65,494	$63,215	$2,279	3.6%
Acquired Properties	8,594	1,913	6,681	349.2%
Sold Properties	7,307	14,529	(7,222)	(49.7)%
(Re) Developments and Land, Not Included Above	2,228	2,116	112	5.3%
Other	12,827	11,662	1,165	10.0%

	$96,450	$93,435	$3,015	3.2%
Discontinued Operations	(9,247)	(16,808)	7,561	(45.0)%

Subtotal Property Expenses	$87,203	$76,627	$10,576	13.8%

Expenses from Build to Suit Development for Sale	6,131	666	5,465	820.6%
Contractor Expenses	14,147	—	14,147	—

Total Property Expenses	$107,481	$77,293	$30,188	39.1%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale, and contractor expenses. Property expenses from same store properties increased by $2.3 million due primarily to an increase in real estate taxes due to a reassessment of values of certain properties of the Consolidated Operating Partnership, as well as an increase in repairs and maintenance. Property expenses from acquired properties increased by $6.7 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $7.2 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. The $1.2 million increase in other expense is primarily attributable to an increase in employee compensation partially offset by a gain related to insurance reimbursements becoming realizable related to roof damage that occurred on a property in May, 2007. Expenses from build to suit development for sale increased $5.5 million due to increased development activity. Contractor expenses for the nine months ended September 30, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $11.2 million, or 20.2%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$74,361	$73,335	$1,026	1.4%
Acquired Properties	25,216	6,847	18,369	268.3%
Sold Properties	6,015	16,585	(10,570)	(63.7)%
(Re) Developments and Land, Not Included Above	1,682	5,815	(4,133)	(71.1)%
Corporate Furniture, Fixtures and Equipment	1,401	1,341	60	4.5%

	$108,675	$103,923	$4,752	4.6%
Discontinued Operations	(7,672)	(19,782)	12,110	(61.2)%

Total Depreciation and Other Amortization	$101,003	$84,141	$16,862	20.0%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $18.4 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $10.6 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land decreased by $4.1 million due primarily to accelerated depreciation recognized for the nine months ended September 30, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income increased by $0.6 million due primarily to an increase in the average mortgage loans receivable outstanding during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Interest expense decreased by approximately $1.1 million primarily due to a decrease in the weighted average interest rate for the nine months ended September 30, 2007 (6.50%), as compared to the nine months ended September 30, 2006 (6.77%) and due to an increase in capitalized interest for the nine months ended September 30, 2007 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2007 ($1,967.9 million), as compared to the nine months ended September 30, 2006 ($1,877.5 million).

Amortization of deferred financing costs increased by $0.6 million, or 35.5%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

In October 2005, the Consolidated Operating Partnership, through the TRS, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Consolidated Operating Partnership was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Consolidated Operating Partnership, through the TRS, settled the interest rate protection agreement for a payment of $0.2 million. Included in Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement for the nine months ended September 30, 2006 is the settlement and mark-to-market of the interest rate protection agreement.

In April 2006, the Operating Partnership entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. The Operating Partnership settled the interest rate protection agreements and paid the counterparties $2.9 million.

The Consolidated Operating Partnership recognized a $0.4 million loss from early retirement of debt for the nine months ended September 30, 2007. This includes $0.1 million write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on September 28, 2007. The loss from early retirement of debt also includes $0.3 million due to early payoffs on mortgage loans.

Equity in income of Other Real Estate Partnerships decreased by $12.2 million primarily due to a decrease in gain on sale of real estate by the Other Real Estate Partnerships.

Equity in income of joint ventures increased by $11.5 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the nine months ended September 30, 2007.

The year to date income tax provision (included in continuing operations, discontinued operations and gain of sale) decreased $5.9 million, in the aggregate, due primarily to a decrease in gains on sale and an increase in general and administrative expense within the TRS, partially offset by an increase in joint venture fees and equity in income of joint ventures and a decrease in interest expense.

The $3.0 million gain on sale of real estate for the nine months ended September 30, 2007, resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $6.4 million gain on sale of real estate for the nine months ended September 30, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership for the nine months ended September 30, 2007 and September 30, 2006.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	($ in 000’s)

Total Revenues	$28,301	$53,010
Property Expenses	(9,247)	(16,808)
Depreciation and Amortization	(7,672)	(19,782)
Provision for Income Taxes Allocable to Operations	(2,570)	(2,640)
Gain on Sale of Real Estate	173,249	158,275
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(31,015)	(42,171)

Income from Discontinued Operations	$151,046	$129,884

Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2007 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 126 industrial properties that were sold during the nine months ended September 30, 2007 and the results of operations of ten properties that were identified as held for sale at September 30, 2007.

Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2006 reflects the results of operations of the 126 industrial properties that were sold during the nine months ended September 30, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the ten industrial properties identified as held for sale at September 30, 2007 and gain on sale of real estate relating to 81 industrial properties that were sold during the nine months ended September 30, 2006.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The Consolidated Operating Partnership’s net income available to unitholders was $33.6 million and $27.6 million for the three months ended September 30, 2007, and September 30, 2006, respectively. Basic and diluted net income available to unitholders were $0.66 per unit for the three months ended September 30, 2007 and $0.54 per unit for the three months ended September 30, 2006.

The tables below summarize the Consolidated Operating Partnership’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2007 and September 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through September 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through September 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Consolidated Operating Partnership’s maintenance company, fees earned from the Consolidated Operating Partnership’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor to construct industrial properties, including industrial properties for the March 2005 Joint Venture. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

The Consolidated Operating Partnership’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Consolidated Operating Partnership’s future revenues and expenses may vary materially from historical rates.

At September 30, 2007 and 2006, the occupancy rates of the Consolidated Operating Partnership’s same store properties were 93.6% and 90.2%, respectively.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$68,745	$65,131	$3,614	5.5%
Acquired Properties	12,732	4,450	8,282	186.1%
Sold Properties	4,123	17,063	(12,940)	(75.8)%
(Re)Developments and Land, Not Included Above	1,142	948	194	20.5%
Other	8,830	7,037	1,793	25.5%

	95,572	94,629	943	1.0%
Discontinued Operations	(6,001)	(18,889)	12,888	(68.2)%

Subtotal Revenues	89,571	75,740	13,831	18.3%

Contractor Revenues	5,381	—	5,381	—

Total Revenues	$94,952	$75,740	$19,212	25.4%

Revenues from same store properties increased by $3.6 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $8.3 million due to the 178 industrial properties acquired subsequent to December 31, 2005 totaling approximately 16.1 million square feet of GLA. Revenues from sold properties decreased $12.9 million due to the 237 industrial properties sold subsequent to December 31, 2005 totaling approximately 26.1 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million due to an increase in occupancy. Other revenues increased by approximately

$1.8 million primarily due to an increase in joint venture fees. Contractor revenues for the three months ended September 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$22,068	$21,375	$693	3.2%
Acquired Properties	3,531	1,053	2,478	235.3%
Sold Properties	1,532	4,634	(3,102)	(66.9)%
(Re) Developments and Land, Not Included Above	716	351	365	104.0%
Other	3,898	4,093	(195)	(4.8)%

	31,745	31,506	239	0.8%
Discontinued Operations	(2,054)	(5,214)	3,160	(60.6)%

Subtotal Property Expenses	29,691	26,292	3,399	12.9%

Contractor Expenses	5,188	—	5,188	—

Total Property Expenses	$34,879	$26,292	$8,587	32.7%

Property expenses from same store properties increased $0.7 million primarily due to an increase in bad debt reserve and an increase in real estate taxes due to a reassessment of values of certain properties of the Consolidated Operating Partnership. Property expenses from acquired properties increased by $2.5 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $3.1 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. Other property expense remained relatively unchanged. Contractor expenses for the three months ended September 30, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $1.4 million, or 6.9%, due primarily to an increase in expenses related to professional services.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$24,655	$24,713	$(58)	(0.2)%
Acquired Properties	10,191	3,402	6,789	199.6%
Sold Properties	641	5,570	(4,929)	(88.5)%
(Re) Developments and Land, Not Included Above	659	653	6	0.9%
Corporate Furniture, Fixtures and Equipment	439	477	(38)	(8.0)%

	$36,585	$34,815	$1,770	5.1%
Discontinued Operations	(1,200)	(6,637)	5,437	(81.9)%

Total Depreciation and Other Amortization	$35,385	$28,178	$7,207	25.6%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $6.8 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $4.9 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land remained relatively unchanged.

Interest income increased by $0.6 million primarily due to an increase in the average mortgage loans receivable outstanding during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Interest expense decreased by approximately $1.4 million primarily due to a decrease in the weighted average interest rate for the three months ended September 30, 2007 (6.38%) as compared to the three months ended September 30, 2006 (6.75%) and due to an increase in capitalized interest for the nine months ended September 30, 2007 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the three months ended September 30, 2007 ($2,030.3 million), as compared to the three months ended September 30, 2006 ($1,920.2 million).

Amortization of deferred financing costs increased by approximately $0.2 million, or 37.3%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

In April 2006, the Operating Partnership entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. The Operating Partnership settled the interest rate protection agreements and paid the counterparties $2.9 million.

The Consolidated Operating Partnership recognized a $0.1 million loss from early retirement of debt for the three months ended September 30, 2007 due to the write-off of financing fees associated with the Consolidated Operating Partnership’s previous line of credit agreement which was amended and restated on September 28, 2007 and early payoffs on mortgage loans.

Equity in income of Other Real Estate Partnerships increased by $0.8 million primarily due to an increase in gain on sale of real estate by the Other Real Estate Partnerships.

Equity in income of joint ventures increased by approximately $1.5 million due primarily to the Company’s economic share of gains and earn outs on property sales from the March 2005 Joint Venture during the three months ended September 30, 2007, partially offset by a decrease in the Company’s economic share of gains and earn outs on property sales from the September 2005 Joint Venture during the three months ended September 30, 2007.

The income tax provision for the three months ended September 30, 2007 (included in continuing operations, discontinued operations, and gain of sale) decreased $10.3 million, in the aggregate, due primarily to a decrease in gains on sale and an increase in general and administrative expense within the TRS, partially offset by an increase in joint venture fees and a decrease in interest expense.

The $0.1 million gain on sale of real estate for the three months ended September 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.9 million gain on sale of real estate for the three months ended September 30, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Consolidated Operating Partnership, for the three months ended September 30, 2007 and September 30, 2006:

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	($ in 000’s)

Total Revenues	$6,001	$18,889
Property Expenses	(2,054)	(5,214)
Depreciation and Amortization	(1,200)	(6,637)
Provision for Income Taxes Allocable to Operations	(579)	(1,599)
Gain on Sale of Real Estate	58,450	65,369
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(9,894)	(19,662)

Income from Discontinued Operations	$50,724	$51,146

Income from discontinued operations (net of income taxes), for the three months ended September 30, 2007 reflects the results of operations and gain on sale of real estate, relating to 42 industrial properties that were sold during the three months ended September 30, 2007 and the results of operations of ten properties that were identified as held for sale at September 30, 2007.

Income from discontinued operations (net of income taxes) for the three months ended September 30, 2006 reflects the results of operations of the 42 industrial properties that were sold during the three months ended September 30, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the ten industrial properties identified as held for sale at September 30, 2007 and gain on sale of real estate relating to 28 industrial properties that were sold during the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Consolidated Operating Partnership’s cash and restricted cash was approximately $2.1 and $4.0 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Operating Partnership exchanges industrial properties under Section 1031 of the Code.

The Consolidated Operating Partnership has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Consolidated Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Consolidated Operating Partnership anticipates that these needs will be met with cash flows provided by operating activities and investment activities.

The Consolidated Operating Partnership expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred Units. On April 30, 2007 the Operating Partnership filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of securities to be issued in the following three years.

The Consolidated Operating Partnership also may finance the development or acquisition of additional properties through borrowings under the Consolidated Operating Partnership’s $500.0 million unsecured revolving credit facility (“Unsecured Line of Credit”). The Operating Partnership entered into the Unsecured Line of Credit on September 28, 2007. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .475%, or the Prime Rate, at the Operating Partnership’s election. Initial borrowings under the Unsecured Line of Credit for the period September 28 through September 30, 2007 were Prime Rate based and bore interest at a weighted average interest rate of 7.86%. Effective October 4, 2007, the Operating Partnership converted borrowings under the Unsecured Line of Credit to LIBOR based borrowings. At September 27, 2007, borrowings under the Operating Partnership’s prior unsecured revolving credit facility, which were LIBOR based borrowings, bore interest at a weighted average interest rate of 6.12%. As of October 26, 2007 the Operating Partnership had approximately $106.4 million available for additional borrowings under the Unsecured Line of Credit.

Nine Months Ended September 30, 2007

Net cash provided by operating activities of approximately $57.1 million for the nine months ended September 30, 2007 was comprised primarily of net income of approximately $119.3 million and net distributions from the Consolidating Operating Partnership’s industrial real estate joint ventures of $1.5 million, offset by the net change in operating assets and liabilities of approximately $0.9 million and adjustments for non-cash items of approximately $62.8 million. The adjustments for the non-cash items of approximately $62.8 million are primarily comprised of the gain on sale of real estate of approximately $176.2 million and the effect of straight-line rental income of approximately $7.2 million, offset by depreciation and amortization of approximately $117.9 million, provision for bad debt of $2.3 million, and loss on early retirement of debt of approximately $0.4 million.

Net cash provided by investing activities of approximately $84.5 million for the nine months ended September 30, 2007 was comprised primarily of the net proceeds from the sale of real estate, distributions from Other Real Estate Partnerships, repayment of notes receivable, distributions from joint ventures, and funding of restricted cash, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to, and investments in, the Consolidating Operating Partnership’s industrial real estate joint ventures and the funding of notes receivable.

During the nine months ended September 30, 2007, the Consolidated Operating Partnership sold 128 industrial properties comprising approximately 10.1 million square feet of GLA and several land parcels. Net proceeds from the sales of the 128 industrial properties and several land parcels were approximately $583.4 million.

During the nine months ended September 30, 2007, the Consolidated Operating Partnership acquired 99 industrial properties comprising approximately 6.5 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $365.6 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Consolidated Operating Partnership, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $23.8 million and received total distributions of approximately $40.8 million from the Operating Partnership’s industrial real estate joint ventures. As of September 30, 2007, the Operating Partnership’s industrial real estate joint ventures owned 132 industrial properties comprising approximately 19.9 million square feet of GLA and several land parcels.

Net cash used in financing activities of approximately $154.6 million for the nine months ended September 30, 2007 was derived primarily by repayments of senior unsecured debt, general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, redemption of preferred units, repayments on mortgage loans payable, other costs of senior unsecured debt, the repurchase of restricted units from employees of the Consolidated Operating Partnership for withholding taxes on the vesting of restricted units and costs incurred in connection with the early retirement of debt penalty partially offset by the net proceeds from the issuance of senior unsecured debt, net borrowings under the Consolidating Operating Partnership’s Unsecured Line of Credit, net proceeds from the exercise of stock options and a cash book overdraft.

During the nine months ended September 30, 2007, the Company repurchased 743,514 shares of its common stock, totaling $29.4 million. The Consolidated Operating Partnership purchased general partner Units from the Company in the same amount.

On June 7, 2007, the Company redeemed the Series C Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $0.8 million. The Operating Partnership also redeemed the Series C Preferred Units.

During the nine months ended September 30, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $0.6 million. The Consolidated Operating Partnership issued Units to the Company in the same amount.

Market Risk

The following discussion about the Consolidated Operating Partnership’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Consolidated Operating Partnership at September 30, 2007 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Consolidated Operating Partnership also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At September 30, 2007, approximately $1,630.9 million of the Consolidated Operating Partnership’s debt (approximately 84.4% of total debt at September 30, 2007) was fixed rate debt and approximately $302.0 million (approximately 15.6% of total debt at September 30, 2007) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at September 30, 2007, a 10% increase or decrease in the interest rate on the Consolidated Operating Partnership’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $2.4 million per year.

The use of derivative financial instruments allows the Consolidated Operating Partnership to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2007, the Consolidated Operating Partnership had no outstanding derivative instruments.

Recent Accounting Pronouncements

Refer to Footnote 2 in Part I, Item 1, of the September 30, 2007 Financial Statements.

Subsequent Events

From October 1, 2007 to October 26, 2007, the Consolidated Operating Partnership acquired           industrial properties and several land parcels for a purchase price of approximately $6.3 million, excluding costs incurred in conjunction with the acquisition of these land parcels.

On October 15, 2007, the Operating Partnership paid a third quarter 2007 distribution of $0.71 per Unit, totaling approximately $36.3 million.

Other

As previously disclosed, the Consolidated Operating Partnership addressed an issue relating to the Company’s satisfaction of the gross income requirements of the REIT provisions for the 2006 tax year by assigning, during that year, the service contracts that were giving rise to joint venture fee income and transferring the employees providing the services under such contracts from the Operating Partnership to the TRS. While the Consolidated Operating

Partnership initially considered asking the Internal Revenue Service (the “IRS”), by means of a request for a private letter ruling or a closing agreement, for confirmation of the Consolidated Operating Partnership’s determinations regarding the assignments and transfers, the Consolidated Operating Partnership, in consultation with outside advisors, has determined IRS confirmation is not warranted.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6.	Exhibits

(a) Exhibits:

Exhibit
Number		Description

10	.1***	Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 2, 2007

EXHIBIT INDEX

Exhibit
Number		Description

10	.1***	Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed