Form 10-K
period 2007-12-31
FIRST INDUSTRIAL LP
filed 2008-02-26
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

FIRST INDUSTRIAL, L.P.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: international, national, regional and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in our current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts and risks related to doing business internationally (including foreign currency exchange risks). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect our financial results, is included in Item 1A, “Risk Factors” and in the Operating Partnership’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, the terms the “Operating Partnership,” “we,” “us,” and “our” refer to First Industrial, L.P. and their controlled subsidiaries. We refer to our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

PART I

THE COMPANY

Item 1.	Business

General

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.1% ownership interest at December 31, 2007. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $275.0 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 12.9% interest in the Operating Partnership at December 31, 2007.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of the TRS, (together with the Operating Partnership and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. We also hold at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, (the “Mortgage Partnership”), L.P. First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services L.P. and wholly owned L.L.C.s (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented herein on a combined basis, separate from that of the Consolidated Operating Partnership. The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program” and the “2006 Land/Development Joint Venture”). The Operating Partnership, through separate wholly-owned limited liability companies of which the Operating Partnership or a wholly-owned entity of the Operating Partnership, is also the sole member, also owned economic interests in, and provided various services to, a sixth joint venture (the “1998 Core Joint Venture”). On January 31, 2007, the Consolidated Operating Partnership purchased the 90% equity interest from the institutional investor in the 1998 Core Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the 1998 Core Joint Venture are consolidated with the Consolidated Operating Partnership since the Consolidated Operating Partnership effectively owns 100% of the equity interest. Prior to January 31, 2007, the 1998 Core Joint Venture was accounted for under the equity method of accounting. Additionally, in December 2007, the TRS, through separate wholly-owned limited liability companies in which it is the sole member, entered into two new joint ventures with institutional investors to invest in, own, develop, redevelop and operate industrial properties (the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture”; together with 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 1998 Core Joint Venture, the “Joint Ventures”). We own a 10% equity interest in and will provide property management, asset management, development management and leasing management to the 2007 Canada Joint Venture and the 2007 Europe Joint Venture. As of December 31, 2007, the 2007 Canada Joint Venture and the 2007 Europe Joint Venture did not own any properties. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the

Operating Partnership as presented herein. However, the operating data of the 2005 Development/Repositioning Joint Venture, referred to as FirstCal Industrial, LLC, is separately presented on a consolidated basis, separate from that of the Operating Partnership.

As of December 31, 2007, we owned 711 in-service industrial properties, containing an aggregate of approximately 55.4 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2007, the Other Real Estate Partnerships owned 93 in-service industrial properties, containing an aggregate of approximately 8.6 million square feet of GLA. Of the 93 industrial properties owned by the Other Real Estate Partnerships at December 31, 2007, 34 are held by the Pennsylvania Partnership, 22 are held by the Financing Partnership, 12 are held by the Securities Partnership, 10 are held by the Mortgage Partnership, nine are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD. and one is held by FI Development Services, L.P. The Consolidated Operating Partnership’s and Other Real Estate Partnerships’ in-service properties include all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).

We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and financial control systems. At February 15, 2008, the we had approximately 518 employees.

We have grown and will seek to continue to grow through the development and acquisition of additional industrial properties, through additional joint venture investments and through our corporate services program.

We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors shall also be posted to our website. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans

Our fundamental business objective is to maximize the total return to our partners through increases in per unit distributions and increases in the value of our properties and operations. Our growth plans include the following elements:

•	Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

•	External Growth. We seek to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet our investment parameters and target markets; (iii) additional joint venture investments; and (iv) the expansion of our properties.

•	Corporate Services. Through our corporate services program, the Consolidated Operating Partnership builds for, purchases from, and leases and sells industrial properties to companies that need industrial facilities. We seek to grow this business by targeting both large and middle-market public and private companies.

Business Strategies

We utilize the following six strategies in connection with the operation of our business:

•	Organization Strategy. We implement our decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. Each operating region is headed by a managing director who is a senior executive officer of, and has an equity interest in, the Company. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. Our market strategy is to concentrate on the top industrial real estate markets in the United States and select industrial real estate markets in Canada, the Netherlands and Belgium. These markets have one or more of the following characteristics: (i) strong industrial real estate fundamentals, including increased industrial demand expectations; (ii) a history of and outlook for continued economic growth and industry diversity; and (iii) sufficient size to provide for ample transaction volume.

•	Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States and select industrial real estate markets in Canada, the Netherlands and Belgium. Of the 804 industrial properties in the Consolidated Operating Partnership’s and Other Real Estate Partnerships’ combined in-service portfolios at December 31, 2007, 112 properties have been developed by the Consolidated Operating Partnership, the Other Real Estate Partnerships, or its former management. We will continue to leverage the development capabilities of our management, many of whom are leading industrial property developers in their respective markets.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. We plan on utilizing a portion of net sales proceeds from property sales, borrowings under our unsecured line of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments. We also continually evaluate joint venture arrangements as another source of capital. As of February 15, 2008, we had approximately $47.9 million available for additional borrowings under our unsecured line of credit (the “Unsecured Line of Credit”).

Recent Developments

In 2007, we acquired or placed in-service developments totaling 116 industrial properties and acquired several parcels of land for a total investment of approximately $557.2 million. We also sold 159 industrial properties and several parcels of land for a gross sales price of approximately $840.4 million. At December 31, 2007, we owned 711 in-service industrial properties containing approximately 55.4 million square feet of GLA.

In December 2007, we entered into two new joint ventures, the 2007 Canada Joint Venture and the 2007 Europe Joint Venture.

During the year ended December 31, 2007, the Company repurchased 1,797,714 shares at an average price per share of $38.62, including brokerage commissions. We purchased general partner units from the Company in the same amount.

During 2007, in conjunction with the acquisition of several industrial properties, we assumed mortgage loans payable in the aggregate of $38.6 million; these mortgage loans payable were paid off and retired during 2007.

On May 7, 2007, we issued $150.0 million of senior unsecured debt which matures on May 15, 2017 and bears interest at a rate of 5.95% (the “2017 II Notes”). The issue price of the 2017 II Notes was 99.730%. In April 2006, we entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. The effective portion of the interest rate protection agreements were settled on May 1, 2007 for a payment of $4.3 million, which is included in other comprehensive income and will be amortized over the life of the notes.

On May 15, 2007, we paid off and retired our 7.60% 2007 Unsecured Notes in the amount of $150.0 million.

On September 28, 2007, we amended and restated our Unsecured Line of Credit. The Unsecured Line of Credit matures on September 28, 2012, has a borrowing capacity of $500.0 million (with the right, subject to certain conditions, to increase the borrowing capacity up to $700.0 million) and bears interest at a floating rate of LIBOR plus 0.475%, or the prime rate, at our election. Up to $100.0 million of the $500.0 million capacity may be borrowed in foreign currencies, including the Canadian dollar, Euro, British Sterling and Japanese Yen.

On January 31, 2007, we purchased 90% equity interest from the institutional investor in the 1998 Core Joint Venture from the partner. We paid $18.5 million in cash and assumed $30.3 million in mortgage loans payable. As of December 31, 2007, all of these mortgages loans payable were paid off and retired.

On February 27, 2007, we redeemed the 85% equity interest in one legal entity which owned one property from the institutional investor in the 2003 Net Lease Joint Venture. In connection with the redemption, we assumed a $8.3 million payable and $3.0 million in other liabilities. The mortgage loan payable was subsequently paid off in February 2007.

Future Property Acquisitions, Developments and Property Sales

We have an active acquisition and development program through which we are continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, we are currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties.

We also sell properties based on market conditions and property related factors. As a result, we are engaged in negotiations relating to the possible sales of certain industrial properties in our portfolio.

When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, we will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the potential for capital appreciation of the property; (iv) our ability to improve the property’s performance through renovation; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by tenants for properties of a similar type in the vicinity; and (ix) competition from existing properties and the potential for the construction of new properties in the area.

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. We believe that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2007, the occupancy rates for industrial properties in the United States have ranged from 88.2%*( to 90.8%*, with an occupancy rate of 90.6%* at December 31, 2007.

(* Source: Torto Wheaton Research

Item 1A.	Risk Factors

Risk Factors

Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flow, ability to pay distributions on our Units and the market value of our Units. These risks, among others contained in the Operating Partnership’s other filings with the SEC, include:

Real estate investments’ value fluctuates depending on conditions in the general economy and the real estate business. These conditions may limit the Consolidated Operating Partnership’s revenues and available cash.

The factors that affect the value of our real estate and the revenues we derive from our properties include, among other things:

•	general economic conditions;

•	local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties;

•	local conditions such as oversupply or a reduction in demand in an area;

•	the attractiveness of the properties to tenants;

•	tenant defaults;

•	zoning or other regulatory restrictions;

•	competition from other available real estate;

•	our ability to provide adequate maintenance and insurance; and

•	increased operating costs, including insurance premiums and real estate taxes.

Many real estate costs are fixed, even if income from properties decreases.

Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our unitholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and we might incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment.

The Consolidated Operating Partnership may be unable to sell properties when appropriate because real estate investments are not as liquid as certain other types of assets.

Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to adjust our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our unitholders. In addition, like other companies qualifying as REITs under the Internal Revenue Code (the “Code”), the Company must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax basis and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted.

The Consolidated Operating Partnership may be unable to sell or contribute properties on advantageous terms.

We have sold to third parties a significant number of properties in recent years and, as part of our business, we intend to continue to sell properties to third parties. Our ability to sell properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, our Units could be adversely affected.

We have also sold to our joint ventures a significant number of properties in recent years and, as part of our business, we intend to continue to sell or contribute properties to our joint ventures as opportunities arise. If we do not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or do not have access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting our financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, our Units.

The Consolidated Operating Partnership may be unable to acquire properties on advantageous terms or acquisitions may not perform as the Consolidated Operating Partnership expects.

We acquire and intend to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Line of Credit, proceeds from equity or debt offerings by us and proceeds from property sales, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, our Units.

The Consolidated Operating Partnership may be unable to complete development and re-development projects on advantageous terms.

As part of our business, we develop new and re-develop existing properties. In addition, we have sold to third parties or sold to our joint ventures a significant number of development and re-development properties in recent years, and we intend to continue to sell or contribute such properties to third parties or to sell such properties to our joint ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of our Units, which include:

•	we may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting our ability to sell such properties to third parties or to sell or contribute such properties to our joint ventures.

The Consolidated Operating Partnership may be unable to renew leases or find other lessees.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay distributions on, and the market value of our Units could be adversely affected. As of December 31, 2007, leases with respect to approximately 10.6 million, 8.8 million and 8.2 million square feet of GLA, representing 20%, 17% and 16% of GLA, expire in 2008, 2009 and 2010, respectively.

The Consolidated Operating Partnership might fail to qualify or remain qualified as a REIT.

The Company intends to operate so as to qualify as a REIT under the Code. Although the Company believes that it is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders and in cash to pay interest and principal on debt securities that we issue. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.

As part of our business, we sell properties to third parties or sell properties to our joint ventures as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain sales of properties by us are prohibited transactions. While we do not believe that the IRS would prevail in such a dispute, if the matter were successfully argued by the IRS, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT.

The REIT distribution requirements may require the Company to turn to external financing sources.

The Company could, in certain instances, have taxable income without sufficient cash to enable us to meet the distribution requirements of the REIT provisions of the Code. In that situation, the Company could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because the Company must distribute to its stockholders at least 90% of the Company’s REIT taxable income each year, the Company’s ability to accumulate capital may be limited. Thus, in connection with future acquisitions, the Company may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of unitholders’ interests.

Debt financing, the degree of leverage and rising interest rates could reduce the Consolidated Operating Partnership’s cash flow.

Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and our distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced.

Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Consolidated Operating Partnership’s properties if the Consolidated Operating Partnership is unable to service its indebtedness.

If we decide to obtain additional debt financing in the future, we may do so through mortgages on some or all of our properties. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the Company’s distribution requirements of the REIT provisions of the Code. As of December 31, 2007, none of our current indebtedness was cross-collateralized.

The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.

We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness, including:

•	$50.0 million aggregate principal amount of 7.75% Notes due 2032 (the “2032 Notes”)

•	$200.0 million aggregate principal amount of 7.60% Notes due 2028 (the “2028 Notes”)

•	approximately $15.0 million aggregate principal amount of 7.15% Notes due 2027 (the “2027 Notes”)

•	$150.0 million aggregate principle amount of 5.95% Notes due 2017 (the “2017 II Notes”)

•	$100.0 million aggregate principal amount of 7.50% Notes due 2017 (the “2017 Notes”)

•	$200.0 million aggregate principal amount of 5.75% Notes due 2016 (the “2016 Notes”)

•	$125.0 million aggregate principal amount of 6.42% Notes due 2014 (the “2014 Notes”)

•	$200.0 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$200.0 million aggregate principal amount of 4.625% Notes due 2011 (the “2011 Exchangeable Notes”)

•	$200.0 million aggregate principal amount of 7.375% Notes due 2011(the “2011 Notes”)

•	$125.0 million aggregate principal amount of 5.25% Notes due 2009 (the “2009 Notes”)

•	a $500.0 million Unsecured Line of Credit under which we may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The Unsecured Line of Credit provides for the repayment of principal in a lump-sum or “balloon” payment at maturity in 2012. We have the right, subject to certain conditions, to increase the aggregate commitment under the Unsecured Line of Credit by up to $200.0 million. As of December 31, 2007, $322.1 million was outstanding under the Unsecured Line of Credit at a weighted average interest rate of 5.787%.

Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability either to refinance the applicable indebtedness or to sell properties. We have no commitments to refinance the 2009 Notes, the 2011 Notes, the 2011 Exchangeable Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2017 Notes II, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Line of Credit. Some of our existing debt obligations, other than those discussed above, are secured by our properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Consolidated Operating Partnership’s organizational documents.

As of December 31, 2007, the Company’s ratio of debt to its total market capitalization was 49.2%. The organizational documents of the Company, however, do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to Unitholders and in an increased risk of default on our obligations.

The Company computes that percentage by calculating its total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company’s common stock, assuming the exchange of all of our limited partnership units for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt.

Rising interest rates on the Consolidated Operating Partnership’s Unsecured Line of Credit could decrease the Consolidated Operating Partnership’s available cash.

Our Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2007, our Unsecured Line of Credit had an outstanding balance of $322.1 million at a weighted average interest rate of 5.787%. Our Unsecured Line of Credit bears interest at the prime rate or at the LIBOR plus 0.475%, at our election. Based on an outstanding balance on our Unsecured Line of Credit as of December 31, 2007, a 10% increase in interest rates would increase interest expense by $1.9 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Line of Credit would decrease our cash available for distribution to unitholders.

Earnings and cash dividends, asset value and market interest rates affect the price of the Company’s common stock.

As a REIT, the market value of the Company’s common stock, in general, is based primarily upon the market’s perception of the Company’s growth potential and its current and potential future earnings and cash dividends. The market value of the Company’s common stock is based secondarily upon the market value of the Company’s underlying real estate assets. For this reason, shares of the Company’s common stock may trade at prices that are higher or lower than the Company’s net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company’s underlying assets, may not correspondingly increase the market price of the Company’s common stock. The Company’s failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the Company’s common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of the Company’s common stock. An increase in market interest rates might lead prospective purchasers of the Company’s common stock to expect a higher distribution yield, which would adversely affect the market price of the Company’s common stock. Additionally, if the market price of the Company’s common stock declines significantly, then the Company might breach certain covenants with respect to its debt obligations, which could adversely affect the Company’s liquidity and ability to make future acquisitions and the Company’s ability to pay dividends to its stockholders.

The Consolidated Operating Partnership may incur unanticipated costs and liabilities due to environmental problems.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of the properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties.

The Consolidated Operating Partnership’s insurance coverage does not include all potential losses.

We currently carry comprehensive insurance coverage including property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental loss as appropriate for the markets where each of our properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. We believe our properties are adequately insured. However, there are certain losses, including losses from earthquakes, hurricanes, floods, pollution, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and potential revenues from these properties, and could potentially remain obligated under any recourse debt associated with the property.

The Consolidated Operating Partnership is subject to risks and liabilities in connection with its investments in properties through joint ventures.

As of December 31, 2007, five of our joint ventures owned approximately 19.9 million square feet of properties. As of December 31, 2007, our investment in joint ventures exceeded $57.5 million in the aggregate, and for the year ended December 31, 2007, our equity in income of joint ventures exceeded $29.9 million. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

•	co-members or joint venturers may share certain approval rights over major decisions;

•	co-members or joint venturers might fail to fund their share of any required capital commitments;

•	co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect its ability to operate the property;

•	co-members or joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between us and our co-members or joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our co-members or joint venturers.

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

We are subject to risks associated with our international operations.

Under our market strategy, we plan to acquire and develop properties outside of the United States, including in Canada, the Netherlands and Belgium. Our international operations will be subject to risks inherent in doing business abroad, including:

•	exposure to the economic fluctuations in the locations in which we invest;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	revisions in tax treaties or other laws and regulations, including those governing the taxation of our international revenues;

•	obstacles to the repatriation of earnings and funds;

•	currency exchange rate fluctuations between the United States dollar and foreign currencies;

•	restrictions on the transfer of funds; and

•	national, regional and local political uncertainty.

We also have offices outside of the United States. Our ability to effectively establish, staff and manage these offices is subject to risks associated with employment practices, labor issues, and cultural factors that differ from those with which we are familiar. In addition, we may be subject to regulatory requirements and prohibitions that differ between jurisdictions. As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely affect our business outside the United States and our financial condition and results of operations.

Acquired properties may be located in new markets, where we may face risks associated with investing in an unfamiliar market.

When we acquire properties located outside of the United States, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, there can be no guarantee that all such risks will be eliminated.

Potential fluctuations in exchange rates between the U.S. dollar and the currencies of the other countries in which we invest may adversely affect our results of operations and financial position.

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in US dollars and the value of the foreign assets reported in US dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. A significant depreciation in the value of the currency of one or more countries where we have a significant investment may materially affect our results of operations.

Item 1B.	Unresolved SEC Comments

None.

Item 2.	Properties

General

At December 31, 2007, the Consolidated Operating Partnership and the Other Real Estate Partnerships owned 804 in-service industrial properties (711 of which were owned by the Consolidated Operating Partnership and 93 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately 64.0 million square feet of GLA (55.4 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 8.6 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 28 states in the United States and one province in Canada, with a diverse base of more than 2,000 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the Consolidated Operating Partnership’s and the Other Real Estate Partnerships’ properties on a combined basis as of December 31, 2007 was approximately 20 years. The Consolidated Operating Partnership and Other Real Estate Partnerships maintain insurance on their respective properties that the Consolidated Operating Partnership and Other Real Estate Partnerships believe is adequate.

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

The following tables summarize certain information as of December 31, 2007, with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly-owned.

Consolidated Operating Partnership
Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA(a)	696,922	12	140,538	3	2,227,145	9	303,246	4	847,950	4
Baltimore, MD	836,730	14	87,415	3	383,135	3	—	—	171,000	1
Central PA(b)	146,990	2	—	—	487,000	1	—	—	—	—
Chicago, IL	910,717	16	174,841	3	1,956,494	10	119,980	3	421,000	2
Cincinnati, OH	604,389	7	—	—	1,525,130	7	51,070	1	—	—
Cleveland, OH	—	—	—	—	608,740	4	—	—	—	—
Columbus, OH(c)	217,612	2	—	—	2,442,967	7	—	—	—	—
Dallas, TX	2,475,044	49	454,963	18	1,762,736	16	677,433	10	128,478	1
Denver, CO	1,248,829	21	1,016,054	23	1,289,476	7	471,696	7	126,384	1
Detroit, MI	2,032,586	80	428,984	14	370,808	4	710,308	17	116,250	1
Houston, TX	330,322	7	111,111	5	2,233,064	13	355,793	5	—	—
Indianapolis, IN (d,e,f,g)	909,253	18	38,200	3	2,164,542	10	162,710	4	71,600	2
Inland Empire, CA	—	—	—	—	595,940	2	—	—	—	—
Los Angeles, CA	460,820	10	—	—	374,702	3	199,555	3	—	—
Louisville, KY	—	—	—	—	124,935	1	—	—	—	—
Miami, FL	—	—	—	—	—	—	228,726	5	—	—
Milwaukee, WI	263,567	6	—	—	737,609	5	90,089	1	—	—
Minneapolis/St. Paul, MN (h,i)	1,506,226	17	419,834	5	1,810,141	9	321,305	4	461,958	6
Nashville, TN	204,918	3	—	—	709,662	4	—	—	109,058	1
N. New Jersey	965,472	17	413,167	7	441,467	3	58,585	1	—	—
Philadelphia, PA	—	—	—	—	—	—	21,512	1	—	—
Phoenix, AZ	61,538	2	—	—	131,000	1	256,615	4	—	—
Salt Lake City, UT	583,301	34	146,937	6	528,481	3	—	—	—	—
San Diego, CA	112,773	5	—	—	—	—	69,985	2	—	—
S. New Jersey(j)	1,310,607	19	—	—	281,100	2	118,496	2	22,738	1
St. Louis, MO(k)	545,747	7	—	—	1,642,790	6	96,392	1	—	—
Tampa, FL(l)	234,679	7	441,765	22	209,500	1	—	—	—	—
Toronto, ON	57,540	1	—	—	897,954	3	—	—	—	—
Other(m)	597,547	5	—	—	1,427,328	8	—	—	36,000	1

Total	17,314,129	361	3,873,809	112	27,363,846	142	4,313,496	75	2,512,416	21

(a)	One property collateralizes a $2.8 million mortgage loan which matures on May 1, 2016.

(b)	One property collateralizes a $14.7 million mortgage loan which matures on December 1, 2010.

(c)	One property collateralizes a $5.0 million mortgage loan which matures on December 1, 2019.

(d)	Twelve properties collateralize a $1.1 million mortgage loan which matures on September 1, 2009.

(e)	One property collateralizes a $1.4 million mortgage loan which matures on January 1, 2013.

(f)	One property collateralizes a $2.4 million mortgage loan which matures on January 1, 2012.

(g)	One property collateralizes a $1.7 million mortgage loan which matures on June 1, 2014.

(h)	One property collateralizes a $5.1 million mortgage loan which matures on December 1, 2019.

(i)	One property collateralizes a $1.8 million mortgage loan which matures on September 30, 2024.

(j)	One property collateralizes a $6.4 million mortgage loan which matures on March 1, 2011.

(k)	One property collateralizes a $13.8 million mortgage loan and a $11.7 million mortgage loan which both mature on January 1, 2014.

(l)	Six properties collateralize a $5.7 million mortgage loan which matures on July 1, 2009.

(m)	Properties are located in Wichita, KS, Grand Rapids, MI, Orlando, FL, Johnson County, KS, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Portland, OR, Sumner, IA, and Omaha, NE.

Consolidated Operating Partnership
Property Summary Totals

	Totals
			Average	GLA as a%
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/07(b)	Portfolio(b)

Atlanta, GA	4,215,801	32	92%	7.6%
Baltimore, MD	1,478,280	21	100%	2.7%
Central PA	633,990	3	100%	1.1%
Chicago, IL	3,583,032	34	97%	6.5%
Cincinnati, OH	2,180,589	15	98%	3.9%
Cleveland, OH	608,740	4	100%	1.1%
Columbus, OH	2,660,579	9	90%	4.8%
Dallas, TX	5,498,654	94	91%	9.9%
Denver, CO	4,152,439	59	91%	7.5%
Detroit, MI	3,658,936	116	91%	6.6%
Houston, TX	3,030,290	30	99%	5.5%
Indianapolis, IN	3,346,305	37	96%	6.0%
Inland Empire, CA	595,940	2	100%	1.1%
Los Angeles, CA	1,035,077	16	85%	1.9%
Louisville, KY	124,935	1	100%	0.2%
Miami, FL	228,726	5	99%	0.4%
Milwaukee, WI	1,091,265	12	94%	2.0%
Minneapolis/St. Paul, MN	4,519,464	41	95%	8.2%
Nashville, TN	1,023,638	8	92%	1.8%
N. New Jersey	1,878,691	28	95%	3.4%
Philadelphia, PA	21,512	1	100%	0.0%
Phoenix, AZ	449,153	7	100%	0.8%
Salt Lake City, UT	1,258,719	43	94%	2.3%
San Diego, CA	182,758	7	92%	0.3%
S. New Jersey	1,732,941	24	99%	3.1%
St. Louis, MO	2,284,929	14	99%	4.1%
Tampa, FL	885,944	30	93%	1.6%
Toronto, ON	955,494	4	100%	1.7%
Other(a)	2,060,875	14	100%	3.7%

Total or Average	55,377,696	711	95%	100%

(a)	Properties are located in Wichita, KS, Grand Rapids, MI, Orlando, FL, Johnson County, KS, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Portland, OR, Sumner, IA, and Omaha, NE.

(b)	Includes only in-service properties.

Other Real Estate Partnerships
Property Summary

The following tables summarize certain information as of December 31, 2007 with respect to the in-service properties owned by the Other Real Estate Partnerships, each of which is wholly-owned.

Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA	—	—	66,288	2	423,397	2	90,289	1	—	—
Baltimore, MD	152,904	2	82,245	2	—	—	—	—	—	—
Central, PA	394,732	5	—	—	410,000	2	117,599	3	—	—
Chicago, IL	108,692	2	—	—	390,104	2	50,009	1	—	—
Cincinnati, OH	—	—	—	—	—	—	79,800	1	—	—
Cleveland, OH	64,000	1	—	—	—	—	—	—	—	—
Columbus, OH	—	—	—	—	—	—	98,800	1	—	—
Denver, CO	—	—	—	—	110,400	1	49,968	1	—	—
Detroit, MI	329,297	5	23,392	1	160,035	1	—	—	—	—
Indianapolis, IN	—	—	—	—	1,183,927	3	60,000	1	—	—
Milwaukee, WI	—	—	93,705	2	100,520	1	39,468	1	—	—
Minneapolis/St. Paul, MN	60,849	1	—	—	—	—	—	—	532,119	3
Nashville, TN	—	—	—	—	160,661	1	—	—	—	—
N. New Jersey	194,157	3	—	—	—	—	—	—	—	—
Philadelphia, PA	878,456	18	127,802	5	732,265	3	189,716	3	30,000	1
Salt Lake City, UT	122,900	1	—	—	120,144	1	—	—	—	—
S. New Jersey	45,770	1	—	—	—	—	—	—	—	—
St. Louis, MO	—	—	—	—	245,000	2	—	—	—	—
Tampa, FL	—	—	44,427	1	—	—	—	—	—	—
Other(a)	99,000	3	—	—	300,000	1	88,000	1	—	—

Total	2,450,757	42	437,859	13	4,336,453	20	863,649	14	562,119	4

(a)	Properties are located in Austin, TX, Des Moines, IA, and Winchester, VA.

Other Real Estate Partnerships
Property Summary Totals

	Totals
			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/07(b)	Portfolio(b)

Atlanta, GA	579,974	5	100%	6.7%
Baltimore, MD	235,149	4	100%	2.7%
Central, PA	922,331	10	100%	10.7%
Chicago, IL	548,805	5	100%	6.3%
Cincinnati, OH	79,800	1	100%	0.9%
Cleveland, OH	64,000	1	100%	0.7%
Columbus, OH	98,800	1	100%	1.1%
Denver, CO	160,368	2	100%	1.9%
Detroit, MI	512,724	7	92%	5.9%
Indianapolis, IN	1,243,927	4	100%	14.4%
Milwaukee, WI	233,693	4	80%	2.7%
Minneapolis/St. Paul, MN	592,968	4	98%	6.9%
Nashville, TN	160,661	1	100%	1.9%
N. New Jersey	194,157	3	100%	2.2%
Philadelphia, PA	1,958,239	30	98%	22.6%
Salt Lake City, UT	243,044	2	99%	2.8%
S. New Jersey	45,770	1	89%	0.5%
St. Louis, MO	245,000	2	100%	2.8%
Tampa, FL	44,427	1	100%	0.5%
Other(a)	487,000	5	91%	5.6%

Total or Average	8,650,837	93	98%	100.0%

(a)	Properties are located in Austin, TX, Des Moines, IA, and Winchester, VA.

(b)	Includes only in-service properties.

Property Acquisition Activity

During 2007, we acquired 103 industrial properties totaling approximately 8.0 million square feet of GLA at a total purchase price of approximately $374.0 million, or approximately $46.75 per square foot. We also purchased several land parcels for an aggregate purchase price of approximately $57.5 million. The 103 industrial properties acquired have the following characteristics:

				Average
	Number of			Occupancy
Metropolitan Area	Properties	GLA	Property Type	at 12/31/2007(b)

Atlanta, GA	2	972,125	Bulk Warehouse	N/A
Chicago, IL	3	276,643	Lt. Ind./Bulk/Regional Warehouse	100%
Cincinnati, OH	6	329,070	Lt. Ind./Regional Warehouse	99%
Columbus, OH(a)	1	340,000	Bulk Warehouse	N/A
Columbus, OH	2	547,406	Bulk Warehouse	N/A
Dallas, TX	1	106,210	Bulk Warehouse	100%
Houston, TX(a)	31	1,070,233	Various	N/A
Houston, TX	14	451,370	Lt. Ind./Regional Warehouse/R&D Flex	85%
Inland Empire, CA	2	595,940	Bulk Warehouse	100%
Los Angeles, CA(a)	1	27,692	Regional Warehouse	N/A
Los Angeles, CA	12	918,974	Lt. Ind./Bulk/Regional Warehouse	100%
Miami, FL	7	424,730	Bulk/Regional Warehouse	99%
Milwaukee, WI	4	192,941	Light Industrial	N/A
Minneapolis, MN	1	132,000	Bulk Warehouse	N/A
Nashville, TN	1	76,016	Light Industrial	100%
Philadelphia, PA(a)	1	137,036	Bulk Warehouse	N/A
Phoenix, AZ	1	39,360	Regional Warehouse	100%
S. New Jersey(a)	2	157,450	Bulk/Regional Warehouse	N/A
S. New Jersey	3	360,638	Bulk/Regional Warehouse	100%
Salt Lake City, UT	3	185,000	Light Industrial	100%
San Diego, CA	2	70,414	Regional Warehouse	100%
St. Louis, MO(a)	1	226,576	Bulk Warehouse	N/A
St. Louis	1	115,200	Bulk Warehouse	N/A
Toronto, ON	1	276,124	Bulk Warehouse	100%

Total	103	8,029,148

(a)	Property was sold in 2007.

(b)	Includes only in-service properties.

During 2007, the Other Real Estate Partnerships acquired two industrial properties totaling approximately 0.6 million square feet of GLA at a total purchase price of approximately $25.1 million, or $41.83 per square foot. The Other Real Estate Partnerships also purchased several land parcels for an aggregate purchase price of approximately $14.2 million. The two industrial properties acquired have the following characteristics:

				Average
	Number of			Occupancy
Metropolitan Area	Properties	GLA	Property Type	at 12/31/2007(a)

Philadelphia, PA	2	560,728	Bulk/Regional Warehouse	100%

Total	2	560,728

(a)	Includes only in-service properties.

Property Development Activity

During 2007, we placed in-service 13 developments totaling approximately 2.3 million square feet of GLA at a total cost of approximately $125.7 million, or approximately $54.65 per square foot. The developments placed in-service have the following characteristics:

			Average
			Occupancy
Metropolitan Area	GLA	Property Type	at 12/31/07

Baltimore, MD(a)	130,200	Bulk Warehouse	N/A
Dallas, TX(a)	125,085	Bulk Warehouse	N/A
Denver, CO	20,320	R&D/Flex	100%
Denver, CO	39,434	Light Industrial	100%
Indianapolis, IN	71,753	Light Industrial	100%
Indianapolis, IN	177,600	Bulk Warehouse	100%
Indianapolis, IN(a)	241,824	Bulk Warehouse	N/A
Kansas City, KS	446,500	Bulk Warehouse	100%
Louisville, KY	118,159	Bulk Warehouse	100%
Minneapolis, MN	170,824	Bulk Warehouse	100%
Minneapolis/St. Paul, MN(a)	340,478	Bulk Warehouse	N/A
Phoenix, AZ(a)	335,039	Bulk Warehouse	N/A
Salt Lake City, UT(a)	92,290	Regional Warehouse	N/A

Total	2,309,506

(a)	Property was sold in 2007.

During 2007, the Other Real Estate Partnerships placed in-service one bulk warehouse development in Baltimore, Maryland, totaling approximately 0.3 million square feet of GLA at a total cost of approximately $13.3 million, or approximately $44.33 per square foot. As of December 31, 2007, the development is 100% occupied.

At December 31, 2007, we had 17 development projects not placed in service, totaling an estimated 4.8 million square feet and with an estimated completion cost of approximately $256.0 million. There can be no assurance that we will place these projects in service in 2008 or that the actual completion cost will not exceed the estimated completion cost stated above.

Property Sales

During 2007, we sold 159 industrial properties totaling approximately 13.1 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $840.4 million. The 159 industrial properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Atlanta, GA	4	421,036	Light Industrial/Bulk/Regional Warehouse
Baltimore, MD	2	657,800	Bulk Warehouse
Chicago, IL	7	868,843	Light Industrial/Bulk/Regional Warehouse
Cincinnati, OH	1	240,000	Bulk Warehouse
Columbus, OH	1	340,000	Bulk Warehouse
Dallas, TX	4	1,189,403	Light Industrial/Bulk Warehouse
Denver, CO	25	966,117	R&D Flex/Light Industrial
Detroit, MI	3	154,011	Light Industrial/R&D/Flex
Houston, TX	36	1,437,659	Lt. Ind/R&D/Flex/Regional
Indianapolis, IN	7	679,176	Bulk/Lt. Ind/R&D/Flex/Regional
Los Angeles, CA	5	482,833	Regional/Bulk Warehouse/Lt. Ind.
Louisville, KY	2	443,500	Bulk Warehouse
Minneapolis/St. Paul, MN	5	415,882	Light Industrial/R&D/Flex
N. New Jersey	2	154,965	Bulk Warehouse
Nashville, TN	5	866,121	Light Industrial/Bulk Warehouse
Philadelphia, PA	2	160,086	Bulk Warehouse/R&D Flex
Phoenix, AZ	9	718,821	Regional/Bulk Warehouse/Light Industrial
S. New Jersey	5	273,076	Light Industrial/Regional/Bulk Warehouse
Salt Lake City, UT	3	363,562	Regional/Bulk Warehouse
San Diego, CA	9	672,009	Regional/Bulk Warehouse
Tampa, FL	19	686,092	R&D/Flex/Light Industrial
Other(a)	3	922,576	Regional/Bulk Warehouse

Total	159	13,113,568

(a)	Properties are located in Shreveport, LA, McAllen, TX, and Kansas City, MO.

During 2007, the Other Real Estate Partnerships sold five industrial properties totaling approximately 0.6 million square feet of GLA and a land parcel. Total gross sales proceeds approximated $40.9 million. The five properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Central, PA	1	49,350	Light Industrial
Chicago, IL	1	134,905	Bulk Warehouse
Indianapolis, IN	2	343,200	Bulk Warehouse
Phoenix, AZ	1	61,780	Regional Warehouse

	5	589,235

Property Acquisitions, Developments and Sales Subsequent to Year End

From January 1, 2008 to February 15, 2008, we acquired 11 industrial properties and several land parcels for a total estimated investment of approximately $79.1 million. We also sold three industrial properties and one land parcel for approximately $3.6 million of gross proceeds during this period.

Tenant and Lease Information

We have a diverse base of more than 2,000 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2007, approximately 95% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 1.6% of the Consolidated Operating Partnerships’ and Other Real Estate Partnerships’ combined rent revenues, nor did any single tenant or group of related tenants occupy more than 2.5% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s combined total GLA as of December 31, 2007.

The following table shows scheduled lease expirations for all leases for our in service properties as of December 31, 2007.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Year of Expiration(1)	Expiring	Expiring(2)	Expiring	Leases	Expiring(2)
				(In thousands)

2008	594	10,644,802	20%	46,078	20%
2009	429	8,755,883	17%	40,805	17%
2010	418	8,159,848	16%	37,417	16%
2011	251	6,730,302	13%	32,342	14%
2012	188	4,564,156	9%	22,313	10%
2013	76	3,246,955	6%	13,956	6%
2014	33	1,634,425	3%	8,058	3%
2015	32	2,311,305	4%	7,261	3%
2016	22	1,304,386	2%	5,057	2%
2017	13	1,290,602	2%	5,779	2%
Thereafter	27	3,790,552	7%	14,976	6%

Total	2,083	52,433,216	100%	$234,042	100.0%

(1)	Lease expirations as of December 31, 2007 assume tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 2,944,480 aggregate square feet.

The Other Real Estate Partnerships have a diverse base of more than 200 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2007, approximately 98% of the GLA of the Other Real Estate Partnerships’ in-service properties was leased.

The following table shows scheduled lease expirations for all leases for the Other Real Estate Partnerships’ properties in-service as of December 31, 2007.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Year of Expiration(1)	Expiring	Expiring(2)	Expiring	Leases	Expiring(2)
				(In thousands)

2008	63	1,923,899	23%	8,207	21%
2009	49	1,330,470	16%	6,594	17%
2010	51	1,435,454	17%	6,995	18%
2011	28	980,125	12%	5,419	14%
2012	25	1,533,750	18%	6,770	18%
2013	7	385,279	5%	1,402	4%
2014	3	180,160	2%	654	2%
2015	3	244,803	3%	803	2%
2016	1	110,000	1%	417	1%
2017	1	20,370	0%	126	0%
Thereafter	6	321,696	4%	1,101	3%

Total	237	8,466,006	100.0%	$38,488	100.0%

(1)	Lease expirations as of December 31, 2007 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)	Does not include existing vacancies of 184,831 aggregate square feet.

Item 3.	Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on our results of operations, financial position or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Partners’ Capital, Related Partner Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the general partner and limited partner Units. As of February 15, 2008, there were 236 holders of record of general partner and limited partner Units (“Unit”).

Beginning with the third quarter of 1994, we have made consecutive quarterly distributions to our partners with respect to general partner and limited partner Units since the initial public offering of the Company in June 1994. The current indicated annual distribution rate with respect to general partner and limited partner Units is $2.88 per Unit ($.7200 per Unit per quarter). Our ability to make distributions depends on a number of factors, including our net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner Units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, our general partner, after the priority distributions required under our partnership agreement have been made with respect to Preferred Units out of any funds legally available for that purpose.

During the year ended December 31, 2007 the Company repurchased 1,797,714 shares at an average price per share of $38.62, including brokerage commissions.

The following table sets forth the distributions per Unit paid or declared by us during the periods noted:

Distribution
Quarter Ended	Declared

December 31, 2007	$0.7200
September 30, 2007	$0.7100
June 30, 2007	$0.7100
March 31, 2007	$0.7100
December 31, 2006	$0.7100
September 30, 2006	$0.7000
June 30, 2006	$0.7000
March 31, 2006	$0.7000

During 2007, the Operating Partnership did not issue any Units.

Subject to lock-up periods and certain adjustments, Units of the Operating Partnership are convertible into common stock of the Company on a one-for-one basis or cash at the option of the Company.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 include our results of operations as derived from our audited financial statements, adjusted for discontinued operations. The results of operations of properties sold are presented in discontinued operations if such properties met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposition and (b) we will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2007, 2006, 2005, 2004, and 2003 include our balances as derived from our audited financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03
	(In thousands, except per unit and property data)

Statement of Operations Data:
Total Revenues	$382,462	$305,225	$250,746	$201,672	$181,871
Interest Income	1,790	947	1,075	2,025	1,698
Mark-to-Market/(Loss) Gain on Settlement of Interest Rate Protection Agreement	—	(3,112)	811	1,583	—
Property Expenses	(113,820)	(101,516)	(83,676)	(67,816)	(62,470)
General and Administrative Expense	(92,005)	(76,633)	(54,846)	(38,912)	(25,607)
Interest Expense	(119,314)	(121,130)	(108,164)	(98,458)	(94,637)
Amortization of Deferred Financing Costs	(3,210)	(2,664)	(2,122)	(1,928)	(1,761)
Depreciation and Other Amortization	(132,380)	(112,179)	(82,259)	(60,307)	(48,073)
Contractor Expenses	(34,553)	(10,263)	(15,574)	—	—
(Loss) Gain from Early Retirement of Debt	(393)	—	82	(515)	—
Equity in Income of Other Real Estate Partnerships	26,249	33,531	48,212	29,203	43,332
Equity in Income of Joint Ventures	29,958	30,671	3,698	35,840	539
Income Tax Benefit	10,579	9,884	14,337	8,195	5,878

(Loss) Income from Continuing Operations	(44,637)	(47,239)	(27,680)	10,582	770
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $237,368, $196,622, $102,926, $81,806, and $74,797 for the Years Ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively)	251,763	220,235	132,979	116,094	127,172
Provision for Income Taxes Allocable to Discontinued Operations (Including $36,032, $47,511 $20,529, $8,659 and $2,154 allocable to Gain on Sale of Real Estate for the Years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively)	(38,044)	(51,102)	(23,898)	(11,275)	(3,866)
Gain on Sale of Real Estate	7,879	6,195	28,686	15,112	9,594

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03
	(In thousands, except per unit and property data)

Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(3,082)	(2,119)	(10,871)	(5,359)	(2,614)

Net Income	173,879	125,970	99,216	125,154	131,056
Redemption of Preferred Units	(2,017)	(672)	—	(7,959)	—
Preferred Unit Distributions	(21,320)	(21,424)	(10,688)	(14,488)	(20,176)

Net Income Available to Unitholders	$150,542	$103,874	$88,528	$102,707	$110,880

Basic and Diluted Earnings Per Weighted Average Units Outstanding:
Loss from Continuing Operations Available to Unitholders	$(1.25)	$(1.29)	$(0.42)	$(0.04)	$(0.29)

Net Income Available to Unitholders	$2.98	$2.05	$1.81	$2.18	$2.62

Distributions Per Unit	$2.8500	$2.8100	$2.7850	$2.7500	$2.7400

Basic and Diluted Weighted Average Number of Units Outstanding	50,597	50,703	48,968	47,136	42,322

Net Income	$173,879	$125,970	$99,216	$125,154	$131,056
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	(4,261)	(1,729)	—	6,816	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	—	(159)	—	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements, Net of Tax Provision	3,819	(2,800)	(1,414)	106	251
Amortization of Interest Rate Protection Agreements	(916)	(912)	(1,085)	(512)	198
Foreign Currency Translation Adjustment, Net of Tax Provision	2,134	—	—	—	—

Other Comprehensive Income	$174,655	$120,529	$96,558	$131,564	$131,505

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,913,267	$2,826,588	$2,896,937	$2,486,414	$2,352,026
Real Estate, After Accumulated Depreciation	2,476,755	2,424,091	2,541,182	2,165,411	2,056,338
Real Estate Held for Sale, Net	37,875	115,961	16,840	50,286	—
Investment in and Advances to Other Real Estate Partnerships	408,849	371,390	378,864	339,967	374,906
Total Assets	3,301,143	3,235,366	3,230,465	2,721,151	2,633,262
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	1,946,670	1,834,658	1,811,322	1,572,473	1,451,269
Total Liabilities	2,218,940	2,051,706	2,016,827	1,711,429	1,570,195
Partners’ Capital	1,082,203	1,183,660	1,213,638	1,009,722	1,063,067
Other Data:
Cash Flow From Operating Activities	$105,658	$66,898	$82,831	$81,015	$91,266
Cash Flow From Investing Activities	113,844	119,866	(404,742)	5,570	18,115
Cash Flow From Financing Activities	(229,930)	(178,451)	325,653	(83,516)	(109,381)
Total In-Service Properties	711	764	786	726	729
Total In-Service GLA, in Square Feet	55,377,696	60,306,452	61,674,426	52,330,335	48,527,601
In-Service Occupancy Percentage	95%	94%	92%	91%	90%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to, changes in: international, national, regional and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in our current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and our business, including additional factors that could materially affect our financial results, is included in Item 1A, “Risk Factors” and in the Operating Partnership’s other filings with the Securities and Exchange Commission (the “SEC”).

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 87.1% ownership interest at December 31, 2007. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $275.0 million at December 31, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.9% interest in the Operating Partnership at December 31, 2007.

The Operating Partnership or First Industrial Investment, Inc. is the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of First Industrial Investment, Inc., a taxable REIT subsidiary (the “TRS”), (together with the Operating Partnership and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. We hold at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership.

We also own minority equity interests in, and provide asset and property management services to, five joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program” and the “2006 Land/Development Joint Venture”). We also owned a minority interest in, and provided property management services to, a sixth joint venture (the “1998 Core Joint Venture”). On January 31, 2007, the Operating Partnership purchased the 90% equity interest from the institutional investor in the 1998 Core Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the 1998 Core Joint Venture are consolidated with the Operating Partnership since we own 100% of the equity interest. Prior to January 31, 2007, the 1998 Core Joint Venture was accounted for under the equity method of accounting. Additionally, in December 2007 we entered into two new joint ventures with institutional investors (the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture”; together with 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 1998 Core Joint Venture, the “Joint Ventures”). The operating data of our Joint Ventures is not consolidated with that of the Operating Partnership as presented herein. However, the operating data of the 2005 Development/Repositioning Joint Venture, referred to as FirstCal Industrial, LLC, is separately presented on a consolidated basis, separate from that of the Operating Partnership.

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

Our financial statements report the L.L.C.s and the TRS on a consolidated basis and the Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Profits, losses and distributions of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships are

allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained in the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the L.L.C.s and the Other Real Estate Partnerships.

As of December 31, 2007, we owned 711 in-service industrial properties, containing an aggregate of approximately 55.4 million square feet of GLA. On a combined basis, as of December 31, 2007, the Other Real Estate Partnerships owned 93 in-service industrial properties, containing an aggregate of approximately 8.6 million square feet of GLA. Of the 93 industrial properties owned by the Other Real Estate Partnerships at December 31, 2007, 34 are held by the Pennsylvania Partnership, 22 are held by the Financing Partnership, 12 are held by the Securities Partnership, ten are held by the Mortgage Partnership, nine are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD and one is held by FI Development Services, L.P.

We believe our financial condition and results of operations are, primarily, a function of our performance and our joint ventures’ performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties and our joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our and our joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties and our joint ventures’ properties (as discussed below), for our distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties and our joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue growth would be limited. Further, if a significant number of our or our joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if our or our joint ventures were unable to rent their properties on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

Our revenue growth is also dependent, in part, on our ability and our joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership itself, and through our various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments and our joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

We also generate income from the sale of our properties and our joint ventures’ properties (including existing buildings, buildings which the we or our joint ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through our various joint ventures, is continually engaged in, and our income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in our income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our distributions. Also, a significant portion of our proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

Currently, we utilize a portion of the net sales proceeds from property sales, borrowings under its unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments, and to fund our equity commitments to our joint ventures. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to our joint ventures or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in more detail in Note 3 to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We maintain an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of our tenants to satisfy outstanding billings with us. The allowance for doubtful accounts is an estimate based on our assessment of the creditworthiness of our tenants.

•	Properties are classified as held for sale when management has approved the sales of such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and measure them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the estimated sales price of the property the estimated costs to close the sale.

•	We review our properties on a quarterly basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) to determine if impairment conditions exist. We review the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The calculation of the fair value involves subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and the discount rate used to present value the cash flows.

•	We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under FAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, we do not consolidate any of our joint venture investments because either the joint venture has been determined not to be a variable interest entity or it has been determined we are not the primary beneficiary. Our assessment of whether we are the primary beneficiary of a variable interest involves the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment and future cash flows of the entity.

•	We capitalize (direct and certain indirect) costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development, renovations or rehabilitation up to the time the property is substantially complete. The determination and calculation of certain costs requires estimates by us. Amounts included in capitalized costs are included in the investment basis of real estate assets.

•	We are engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with FAS No. 141, “Business Combinations” (“FAS 141”), we are required to allocate purchase price between land, building, tenant improvements, leasing commissions, in-place leases, tenant relationships and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. In-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to in-place lease intangible assets is amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationship is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

•	In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities, and our compliance with REIT qualification requirements. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, and changes in tax laws. Adjustments required in any given period are included within the income tax provision.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Our net income available to unitholders was $150.5 million and $103.9 million for the year ended December 31, 2007 and 2006, respectively. Basic and diluted net income available to unitholders were $2.98 per unit for the year ended December 31, 2007 and $2.05 per unit for the year ended December 31, 2006.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the year ended December 31, 2007 and December 31, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through December 31, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through December 31, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of our maintenance company, fees earned from our joint ventures, and other miscellaneous revenues. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture and also includes revenues and expenses related to the development of properties for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

At December 31, 2007 and 2006, the occupancy rates of our same store properties were 93.5% and 91.7%, respectively.

	2007	2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$260,387	$249,270	$11,117	4.5%
Acquired Properties	47,762	14,369	33,393	232.4%
Sold Properties	37,203	74,238	(37,035)	(49.9)%
(Re)Developments and Land, Not Included Above	4,637	3,255	1,382	42.5%
Other	36,890	29,958	6,932	23.1%

	$386,879	$371,090	$15,789	4.3%
Discontinued Operations	(40,045)	(76,405)	36,360	(47.6)%

Subtotal Revenues	$346,834	$294,685	$52,149	17.7%

Contractor Revenues	35,628	10,540	25,088	238.0%

Total Revenues	$382,462	$305,225	$77,237	25.3%

Revenues from same store properties increased by $11.1 million due primarily to an increase in same store property occupancy rates and an increase in same store rental rates. Revenues from acquired properties increased $33.4 million due to the 182 industrial properties acquired subsequent to December 31, 2005 totaling approximately 17.7 million square feet of gross leasable area (“GLA”). Revenues from sold properties decreased $37.0 million due to the 268 industrial properties sold subsequent to December 31, 2005 totaling approximately 29.2 million square feet of GLA. Revenues from (re)developments and land increased $1.4 million due to an increase in occupancy. Other revenues increased by approximately $6.9 million due primarily to an increase in joint venture fees and fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Contractor revenues increased $25.1 million for the year ended December 31, 2007 due primarily to increased third party development activity and an increased number of construction projects for which the TRS acted as general contractor.

	2007	2006	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONTRACTOR EXPENSES
Same Store Properties	$83,576	$82,204	$1,372	1.7%
Acquired Properties	11,939	3,451	8,488	246.0%
Sold Properties	11,332	22,274	(10,942)	(49.1)%
(Re) Developments and Land, Not Included Above	3,359	2,872	487	17.0%
Other	16,602	15,429	1,173	7.6%

	$126,808	$126,230	$578	0.5%
Discontinued Operations	(12,988)	(24,714)	11,726	(47.4)%

Property Expenses	$113,820	$101,516	$12,304	12.1%

Contractor Expenses	34,553	10,263	24,290	236.7%

Total Property and Contractor Expenses	$148,373	$111,779	$36,594	32.7%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, and contractor expenses. Property expenses from same store properties increased by $1.4 million due primarily to an increase in real estate taxes due to a reassessment of values of certain of our properties, as well as an increase in repairs and maintenance. Property expenses from acquired properties increased by $8.5 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $10.9 million due to properties sold subsequent to

December 31, 2005. Property expenses from (re)developments and land increased $0.5 million due to an increase in occupancy. The $1.2 million increase in other expense is primarily attributable to an increase in employee compensation. Contractor expenses increased $24.3 million for the year ended December 31, 2007 primarily due to increased third party development activity and an increased number of construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $15.4 million, or 20.1%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	2007	2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$95,462	$94,112	$1,350	1.4%
Acquired Properties	33,573	11,172	22,401	200.5%
Sold Properties	11,381	26,750	(15,369)	(57.5)%
(Re) Developments and Land, Not Included Above	2,789	6,310	(3,521)	(55.8)%
Corporate Furniture, Fixtures and Equipment	1,837	1,913	(76)	(4.0)%

	$145,042	$140,257	$4,785	3.4%
Discontinued Operations	(12,662)	(28,078)	15,416	(54.9)%

Total Depreciation and Other Amortization	$132,380	$112,179	$20,201	18.0%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $22.4 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $15.4 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land decreased by $3.5 million due primarily to accelerated depreciation recognized for the year ended December 31, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income increased $0.8 million due primarily to an increase in the average mortgage loans receivable outstanding during the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Interest expense decreased by approximately $1.8 million primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2007 (6.45%), as compared to the year ended December 31, 2006 (6.72%) and due to an increase in capitalized interest for the year ended December 31, 2007 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2007 ($1,981.4 million), as compared to the year ended December 31, 2006 ($1,878.2 million).

Amortization of deferred financing costs increased by $0.5 million, or 20.5%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in December 2006.

In October 2005, we entered into an interest rate protection agreement which hedged the change in value of a build to suit development project we were constructing. This interest rate protection agreement had a notional value of $50.0 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement is recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, we settled the interest rate protection agreement for a payment of $0.2 million. Included in Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement for the year ended December 31, 2006 is the settlement and mark-to-market of the interest rate protection agreement.

In April 2006, we entered into interest rate protection agreements which we designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. We settled the interest rate protection agreements and paid the counterparties $2.9 million.

We recognized a $0.4 million loss from early retirement of debt for the year ended December 31, 2007. This includes $0.1 million write-off of financing fees associated with our previous line of credit agreement which was amended and restated on September 28, 2007. The loss from early retirement of debt also includes $0.3 million due to early payoffs on mortgage loans.

Equity in income of Other Real Estate Partnerships decreased by $7.3 million primarily due to a decrease in gain on sale of real estate by the Other Real Estate Partnerships.

Equity in income of joint ventures decreased by $0.7 million primarily due to a decrease in our economic share of the gains and earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the year ended December 31, 2007, partially offset by an increase in our economic share of the gains on property sales from the 2005 Core Joint Venture for the year ended December 31, 2007.

The year to date income tax provision (included in continuing operations, discontinued operations and gain of sale) decreased $12.8 million, in the aggregate, due primarily to a decrease in rental income and gain on sale of real estate and an increase in general and administrative expenses, partially offset by an increase in joint venture fees and management/leasing fees, and a decrease in interest expense within the TRS.

The $7.9 million gain on sale of real estate for the year ended December 31, 2007, resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $6.2 million gain on sale of real estate for the year ended December 31, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the year ended December 31, 2007 and December 31, 2006.

	2007	2006
	($ in 000’s)

Total Revenues	$40,045	$76,405
Property Expenses	(12,988)	(24,714)
Depreciation and Amortization	(12,662)	(28,078)
Gain on Sale of Real Estate	237,368	196,622
Provision for Income Taxes	(38,044)	(51,102)

Income from Discontinued Operations	$213,719	$169,133

Income from discontinued operations (net of income taxes) for the year ended December 31, 2007 reflects the results of operations and gain on sale of real estate relating to 156 industrial properties that were sold during the year ended December 31, 2007 and the results of operations of six properties that were identified as held for sale at December 31, 2007.

Income from discontinued operations (net of income taxes) for the year ended December 31, 2006 reflects the results of operations of the 156 industrial properties that were sold during the year ended December 31, 2007, the results of operations of 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the six industrial properties identified as held for sale at December 31, 2007 and gain on sale of real estate relating to 109 industrial properties that were sold during the year ended December 31, 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Our net income available to unitholders was $103.9 million and $88.5 million for the years ended December 31, 2006 and December 31, 2005, respectively. Basic and diluted net income available to unitholders was $2.05 per unit for the year ended December 31, 2006, and $1.81 per unit for the year ended December 31, 2005.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2006 and December 31, 2005. Same store properties are properties owned prior to January 1, 2005 and held as an operating property through December 31, 2006 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2005 or were substantially completed for 12 months prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004 and held as an operating property through December 31, 2006. Sold properties are properties that were sold subsequent to December 31, 2004. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2005 or b) stabilized prior to January 1, 2005. Other revenues are derived from the operations of our maintenance company, fees earned from our joint ventures, and other miscellaneous revenues. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture and also includes revenues and expenses related to the development of properties for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

At December 31, 2006 and 2005, the occupancy rates of our same store properties were 92.0% and 91.2%, respectively.

	2006	2005	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$222,703	$222,283	$420	0.2%
Acquired Properties	73,069	15,578	57,491	369.1%
Sold Properties	24,809	53,528	(28,719)	(53.7)%
(Re)Developments and Land, Not Included above	20,528	16,526	4,002	24.2%
Other	29,981	19,098	10,883	57.0%

	371,090	327,013	44,077	13.5%
Discontinued Operations	(76,405)	(92,508)	16,103	(17.4)%

Subtotal Revenues	$294,685	$234,505	$60,180	25.7%

Contractor Revenues	10,540	16,241	(5,701)	(35.1)%

Total Revenues	$305,225	$250,746	$54,479	21.7%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $57.5 million due to the 228 properties totaling approximately 28.1 million square feet of GLA acquired subsequent to December 31, 2004. Revenues from sold properties decreased $28.7 million due to the 191 industrial properties totaling approximately 26.7 million square feet of GLA sold subsequent to December 31, 2004. Revenues from (re)developments and land increased by approximately $4.0 million due primarily to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $10.9 million due primarily to an increase in joint venture fees, partially offset by a decrease in assignment fees. Contractor revenues decreased $5.7 million due to decreased third party development activity.

	2006	2005	$ Change	% Change
		($ in 000’s)

PROPERTY AND CONTRACTOR EXPENSES
Same Store Properties	$76,080	$74,077	$2,003	2.7%
Acquired Properties	18,783	5,184	13,599	262.3%
Sold Properties	7,133	16,794	(9,661)	(57.5)%
(Re)Developments and Land, Not Included above	8,805	8,242	563	6.8%
Other	15,429	11,324	4,105	36.3%

	126,230	115,621	10,609	9.2%
Discontinued Operations	(24,714)	(31,945)	7,231	(22.6)%

Property Expenses	$101,516	$83,676	$17,840	21.3%

Contractor Expenses	10,263	15,574	(5,311)	(34.1)%

Total Property and Contractor Expenses	$111,779	$99,250	$12,529	12.6%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, and contractor expenses. Property expenses from same store properties increased $2.0 million or 2.7% primarily due to an increase of $1.4 million in utility expense attributable to increases in gas and electric costs, an increase of $0.4 million in real estate tax expense, and an increase of $0.4 million in repair and maintenance. Property expenses from acquired properties increased by $13.6 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $9.7 million due to properties sold subsequent to December 31, 2004. Property expenses from (re)developments and land increased $0.6 million due primarily to an increase in properties placed in service in 2006 and 2005. Other expense increased by $4.1 million due primarily to increases in employee compensation. Contractor expenses decreased $5.3 million due to decreased third party development activity.

General and administrative expense increased by approximately $21.8 million, or 39.7%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

	2006	2005	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$72,578	$73,599	$(1,021)	(1.4)%
Acquired Properties	42,875	9,929	32,946	331.8%
Sold Properties	9,189	17,895	(8,706)	(48.7)%
(Re)Developments and Land, Not Included above	13,702	9,602	4,100	42.7%
Corporate Furniture, Fixtures and Equipment	1,913	1,371	542	39.5%

	140,257	112,396	27,861	24.8%
Discontinued Operations	(28,078)	(30,137)	2,059	(6.8)%

Total Depreciation and Other Amortization	$112,179	$82,259	$29,920	36.4%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $32.9 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $8.7 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for (re)developments and land increased by $4.1 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the year ended December 31, 2006. Amortization of corporate furniture, fixtures and equipment increased $0.5 million due primarily to expansion and improvement to corporate offices.

Interest income remained relatively unchanged.

In April 2006, we entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. We settled the interest rate protection agreements and paid the counterparties $2.9 million. In October 2005, we entered into an interest rate protection agreement which hedged the change in value of a build-to-suit development project we were constructing. This interest rate protection agreement did not qualify for hedge accounting. We recognized a loss of $0.2 million related to this interest rate protection agreement for the year ended December 31, 2006. Both transactions are recognized in the mark-to-market/(loss) gain on settlement of interest rate protection agreements caption on the consolidated statement of operations.

We recognized a $0.6 million gain related to the settlement/mark-to-market of two interest rate protection agreements we entered into during 2005 in order to hedge the change in value of a build to suit development project as well as $0.2 million in deferred gain that was reclassified out of other comprehensive income relating to a settled interest rate protection agreement that no longer qualified for hedge accounting.

Interest expense increased by $13.0 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2006 ($1,878.2 million), as compared to the year ended December 31, 2005 ($1,687.8 million) and an increase in the weighted average interest rate for the year ended December 31, 2006 (6.72%), as compared to the year ended December 31, 2005 (6.62%). This was partially offset by an increase in capitalized interest for the year ended December 31, 2006 due to an increase in development activities.

Amortization of deferred financing costs increased by approximately $0.5 million, or 25.5%, due primarily to financing fees incurred associated with the amendment and restatement of our Unsecured Line of Credit in August 2005, the issuance of the 2016 Notes in January 2006 and the issuance of the 2011 Exchangeable Notes in September 2006.

We recognized approximately $0.08 million of gain on the early retirement of debt for the year ended December 31, 2005, comprised of $0.05 million write-off of financing fees associated with our previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes a payment of $0.3 million of fees and a write-off of loan premium of $0.4 million on a $13.7 million mortgage loan which was assumed by the buyers of the related properties on July 13, 2005.

Equity in income of Other Real Estate Partnerships decreased by $14.7 million primarily due to a decrease in gain on sale of real estate.

Equity in income of joint ventures increased by approximately $27.0 million due primarily to our economic share of the gains and earn outs on property sales from the 2005 Development/Repositioning Joint Venture and the 2005 Core Joint Venture during the year ended December 31, 2006.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased by $22.9 million in the aggregate, due primarily to an increase in the gain on sale of real estate, joint venture fees, equity in net income of joint ventures, partially offset by an increase in interest expense and an increase in general and administrative expense within the TRS.

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

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2006 and December 31, 2005.

	Year Ended
	December 31,
	2006	2005

Total Revenues	$76,405	$92,508
Property Expenses	(24,714)	(31,945)
Interest Expense	—	(373)
Depreciation and Amortization	(28,078)	(30,137)
Gain on Sale of Real Estate	196,222	102,926
Provision for Income Taxes	(51,102)	(23,898)

Income from Discontinued Operations	$169,133	$109,081

Income from discontinued operations, net of income taxes, for the year ended December 31, 2006 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2007, and the results of operations and gain on sale of real estate of $196.6 million relating to 109 industrial properties that were sold during the year ended December 31, 2006 and the results of operations from six properties identified as held for sale at December 31, 2007.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2005 reflects the results of operations of industrial properties that were sold during the years ended December 31, 2007 and 2006, six properties identified as held for sale at December 31, 2007, the results of operations and gain on sale of real estate of $102.9 million from the 73 industrial properties which were sold during the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our cash and restricted cash was approximately $4.7 and $24.9 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required by the Company to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investment activities.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and additional Units and preferred Units. On April 30, 2007, the Company and the Operating Partnership filed a registration statement with the SEC covering an indefinite number or amount of securities to be issued in the following three years.

We also may finance the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit. At December 31, 2007, borrowings under our Unsecured Line of Credit bore interest at a weighted average interest rate of 5.787%. As of February 15, 2008, we had approximately $47.9 million available for additional borrowings under our Unsecured Line of Credit. Our Unsecured Line of Credit bears interest at a floating rate of LIBOR plus 0.475% or the Prime Rate, at our election. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if it fails to meet any of these covenants.

Also, our borrowing rate on our Unsecured Line of Credit may increase in the event of a downgrade on our unsecured notes by the rating agencies.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB/Baa2/BBB, respectively. Our goal is to maintain its existing credit ratings. In the event of a downgrade, management believes we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2007

Net cash provided by operating activities of approximately $105.7 million for the year ended December 31, 2007 was comprised primarily of net income of approximately $173.9 million, the net change in operating assets and liabilities of approximately $25.1 million, and net distributions from joint ventures of $1.4 million, offset by adjustments for non-cash items of approximately $94.7 million. The adjustments for the non-cash items of approximately $94.7 million are primarily comprised of the gain on sale of real estate of approximately $245.2 million and the effect of the straight-lining of rental income of approximately $8.8 million, offset by depreciation and amortization of approximately $157.1 million, the provision for bad debt of $1.8 million, and loss on early retirement of debt of approximately $0.4 million.

Net cash provided by investing activities of approximately $113.8 million for the year ended December 31, 2007 was comprised primarily of the net proceeds from the sale of real estate, the repayment of notes receivable, distributions from the Other Real Estate Partnerships and distributions from our industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is primarily held by an intermediary for Section 1031 exchange purposes, investments in and advances to the Other Real Estate Partnerships and contributions and investments in our joint ventures and the funding of notes receivable.

During the year ended December 31, 2007, we acquired 103 industrial properties comprising approximately 8.0 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $431.5 million. We also substantially completed the development of 14 industrial properties comprising approximately 3.4 million square feet of GLA at a cost of approximately $107.4 million for the year ended December 31, 2007.

We invested approximately $27.7 million, and received total distributions of approximately $54.2 million from our industrial real estate joint ventures. As of December 31, 2007, our industrial real estate joint ventures owned 113 industrial properties comprising approximately 19.9 million square feet of GLA and several land parcels.

During the year ended December 31, 2007, we sold 159 industrial properties comprising approximately 13.1 million square feet of GLA and several land parcels. Net proceeds from the sales of the 159 industrial properties and several land parcels were approximately $760.8 million.

Net cash used in financing activities of approximately $229.9 million for the year ended December 31, 2007 was derived primarily from the redemption of preferred units, general partnership and limited partnership units and preferred general partnership unit distributions, net repayments under our Unsecured Line of Credit, the repurchase of restricted units and net repayments on mortgage loans payable, partially offset by the issuance of preferred units and senior unsecured debt and net proceeds from the exercise of stock options.

During the year ended December 31, 2007, the Company repurchased 1,797,714 shares of its common stock, totaling $69.4 million. We purchased general partner Units from the Company in the same amount.

On June 7, 2007, we redeemed the Series C Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $0.8 million. We also redeemed the Series C Preferred Units.

For the year ended December 31, 2007, certain directors and employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $0.6 million.

The Company contributed the proceeds and the Consolidated Operating Partnership, through the Operating Partnership, issued 19,600 Units to the Company.

On May 7, 2007, we issued the 2017 II Notes. Net of issuance costs, the Company received net proceeds of $149.6 million from the issuance of the 2017 II Notes. In April 2006, we entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. We settled the effective portion of the interest rate protection agreements on May 1, 2007 for a payment of $4.3 million, which is included in other comprehensive income.

On May 15, 2007, we paid off and retired the 2007 Unsecured Notes in the amount of $150.0 million.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2007 (In thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases*	$52,764	$3,339	$5,821	$4,692	$38,912
Real Estate Development*	64,641	63,335	1,306	—	—
Long-term Debt	1,958,553	3,111	148,412	933,757	873,273
Interest Expense on Long Term Debt*	894,138	104,003	196,559	141,551	452,025

Total	$2,970,096	$173,788	$352,098	$1,080,000	$1,364,210

*	Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes. At December 31, 2007, we have $9.6 million in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table above.

Environmental

We incurred environmental costs of approximately $0.3 million and $0.4 million in 2007 and 2006, respectively. We estimate 2008 costs of approximately $0.3 million. We estimate that the aggregate cost which needs to be expended in 2008 and beyond with regard to currently identified environmental issues will not exceed approximately $2.2 million.

Inflation

For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-

looking statements. Our business subjects us to market risk from interest rates, and to a much lessor extent, foreign currency fluctuations.

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2007 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2007, $1,624.5 million (approximately 83.5% of total debt at December 31, 2007) of our debt was fixed rate debt and $322.1 million (approximately 16.5% of total debt at December 31, 2007) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect our future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on us until we are required to refinance such debt. See Note 6 to the consolidated financial statements for a discussion of the maturity dates of our various fixed rate debt.

Based upon the amount of variable rate debt outstanding at December 31, 2007, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2007 by approximately $55.3 million to $1,624.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2007 by approximately $59.3 million to $1,739.2 million.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2007, we had no outstanding derivative instruments.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2007, the Company had only one property and one land parcel for which the U.S. dollar was not the functional currency. This property and land parcel are located in Ontario, Canada and use the Canadian dollar as their functional currency.

Subsequent Events

On January 22, 2008, we paid a fourth quarter 2007 distribution of $0.72 per Unit, totaling approximately $36.1 million.

From January 1, 2008 to February 15, 2008, the Company awarded 2,168 shares of restricted common stock to certain directors. We issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $0.1 million on the date of grant. The restricted common stock and units vest over a period of five years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2008 to February 15, 2008, we acquired 11 industrial properties and several land parcels for a total estimated investment of approximately $79.1 million. We also sold three industrial properties and one land parcel for approximately $3.6 million of gross proceeds during this period.

In January 2008, we entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which we designated as cash flow hedges (the “January 2008 Agreements”). The January 2008 Agreements each have a notional value of $59.8 million and are effective from May 15, 2009 through May 15, 2014. The January 2008 Agreements fix the LIBOR rate at 4.0725% and 4.0770%, respectively.

Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2007, 2006 and 2005, this relative received approximately $0.2, $0.3 and $0.3 million in brokerage commissions.

Other

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. For financial assets and liabilities and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. We do not expect that the implementation of this statement will have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect that the implementation of this statement will have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the implementation of this statement will effect our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule included in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits:

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.6	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.7	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

Exhibit
No.	Description

4.8	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.10	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.12	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.13	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)
4.14	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.15	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)
4.16	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated June 17, 2004, File No. 333-21873)
4.17	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.18	Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.19	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.20	Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.21	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

Exhibit
No.	Description

10.1	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)
10.2	Fifth Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 28, 2007, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.6	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.7	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.8	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.10	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.12	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

Exhibit
No.	Description

4.13	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)
4.14	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.15	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)
4.16	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated June 17, 2004, File No. 333-21873)
4.17	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.18	Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.19	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.20	Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.21	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)
10.2	Fifth Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 28, 2007, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13102)
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer of First Industrial Realty
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

FIRST INDUSTRIAL, L.P.

OTHER REAL ESTATE PARTNERSHIPS

FIRSTCAL INDUSTRIAL, L.L.C.

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	103
Consolidated Statements of Financial Position of FirstCal Industrial, L.L.C. as of December 31, 2007 and 2006 (not covered by the report included herein)	104
Consolidated Statements of Operations of FirstCal Industrial, L.L.C. for the Years Ended December 31, 2007 and 2006 (not covered by the report included herein) and for the period from March 18, 2005 (inception) to December 31, 2005	105
Consolidated Statements of Changes in Members’ Capital of FirstCal Industrial, L.L.C. for the Years Ended December 31, 2007 and 2006 (not covered by the report included herein) and for the period from March 18, 2005 (inception) to December 31, 2005	106
Consolidated Statements of Cash Flows of FirstCal Industrial, L.L.C. for the Years Ended December 31, 2007 and 2006 (not covered by the report included herein) and for the period from March 18, 2005 (inception) to December 31, 2005	107
Notes to Consolidated Financial Statements	108

FIRST INDUSTRIAL, L.P.

FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENT SCHEDULE
Schedule III: Real Estate and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:

In our opinion, the consolidated financial statements in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Industrial, LP. and its subsidiaries (“the Consolidated Operating Partnership”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Consolidated Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Consolidated Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Consolidated Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois
February 25, 2008

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands, except unit and per unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$584,774	$498,025
Buildings and Improvements	2,258,182	2,297,988
Construction in Progress	70,311	30,575
Less: Accumulated Depreciation	(436,512)	(402,497)

Net Investment in Real Estate	2,476,755	2,424,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $3,038 and $9,688 at December 31, 2007 and December 31, 2006, respectively	37,875	115,961
Investments in and Advances to Other Real Estate Partnerships	408,849	371,390
Cash and Cash Equivalents	4,696	15,124
Restricted Cash	24,891	15,970
Tenant Accounts Receivable, Net	7,825	6,571
Investments in Joint Ventures	57,543	55,614
Deferred Rent Receivable, Net	27,999	24,721
Deferred Financing Costs, Net	15,373	15,210
Deferred Leasing Intangibles, Net	78,137	75,958
Prepaid Expenses and Other Assets, Net	161,200	114,756

Total Assets	$3,301,143	$3,235,366

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$73,550	$77,926
Senior Unsecured Debt, Net	1,550,991	1,549,732
Unsecured Line of Credit	322,129	207,000
Accounts Payable and Accrued Expenses	188,269	128,691
Deferred Leasing Intangibles, Net	20,153	17,402
Rents Received in Advance and Security Deposits	26,537	26,097
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $183 at December 31, 2007 and December 31, 2006, respectively	—	2,310
Dividends Payable	37,311	42,548

Total Liabilities	2,218,940	2,051,706

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 and 21,550 units issued and outstanding at December 31, 2007 and 2006, respectively), with a liquidation preference of $275,000 and $325,000, respectively	266,211	314,208
General Partner Units (43,672,149 and 45,010,630 units issued and outstanding at December 31, 2007 and 2006, respectively)	678,586	730,493
Limited Partners’ Units (6,438,695 and 6,558,442 units issued and outstanding at December 31, 2007 and 2006, respectively)	148,429	150,758
Accumulated Other Comprehensive Loss	(11,023)	(11,799)

Total Partners’ Capital	1,082,203	1,183,660

Total Liabilities and Partners’ Capital	$3,301,143	$3,235,366

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands except per unit data)

Revenues:
Rental Income	$240,316	$203,005	$165,610
Tenant Recoveries and Other Income	106,518	91,680	68,895
Contractor Revenues	35,628	10,540	16,241

Total Revenues	382,462	305,225	250,746

Expenses:
Property Expenses	113,820	101,516	83,676
General and Administrative	92,005	76,633	54,846
Depreciation and Other Amortization	132,380	112,179	82,259
Contractor Expenses	34,553	10,263	15,574

Total Expenses	372,758	300,591	236,355

Other Income/Expense:
Interest Income	1,790	947	1,075
Interest Expense	(119,314)	(121,130)	(108,164)
Amortization of Deferred Financing Costs	(3,210)	(2,664)	(2,122)
Mark-to-Market/(Loss) Gain on Settlement of Interest Rate Protection Agreements	—	(3,112)	811
(Loss) Gain From Early Retirement of Debt	(393)	—	82

Total Other Income/Expense	(121,127)	(125,959)	(108,318)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(111,423)	(121,325)	(93,927)
Equity in Income of Other Real Estate Partnerships	26,249	33,531	48,212
Equity in Income of Joint Ventures	29,958	30,671	3,698
Income Tax Benefit	10,579	9,884	14,337

Loss from Continuing Operations	(44,637)	(47,239)	(27,680)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $237,368, $196,622, and $102,926 for the Years Ended December 31, 2007, 2006 and 2005, respectively)	251,763	220,235	132,979
Provision for Income Taxes Allocable to Discontinued Operations (Including $36,032, $47,511, and $20,529 allocable to Gain on Sale of Real Estate for the Year Ended December 31, 2007, 2006 and 2005, respectively)	(38,044)	(51,102)	(23,898)

Income Before Gain on Sale of Real Estate	169,082	121,894	81,401
Gain on Sale of Real Estate	7,879	6,195	28,686
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(3,082)	(2,119)	(10,871)

Net Income	173,879	125,970	99,216
Less: Preferred Unit Distributions	(21,320)	(21,424)	(10,688)
Less: Redemption of Preferred Units	(2,017)	(672)	—

Net Income Available to Unitholders	$150,542	$103,874	$88,528

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(1.25)	$(1.29)	$(0.42)

Income from Discontinued Operations	$4.22	$3.34	$2.23

Net Income Available to Unitholders	$2.98	$2.05	$1.81

Weighted Average Units Outstanding	50,597	50,703	48,968

Distributions per Unit	$2.8500	$2.8100	$2.7850

Net Income Available to Unitholders Attributable to:
General Partners	$131,506	$90,359	$76,879
Limited Partners	19,036	13,515	11,649

Net Income Available to Unitholders	$150,542	$103,874	$88,528

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL , LP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Net Income	$173,879	$125,970	$99,216
Other Comprehensive Income (Loss):
Settlement of Interest Rate Protection Agreements	(4,261)	(1,729)	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	—	(159)
Mark-to-Market of Interest Rate Protection Agreements, Net of Tax Provision	3,819	(2,800)	(1,414)
Amortization of Interest Rate Protection Agreements	(916)	(912)	(1,085)
Foreign Currency Translation Adjustment, Net of Tax Provision	2,134	—	—

Other Comprehensive Income	$174,655	$120,529	$96,558

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

General Partner Preferred Units — Beginning of Year	$314,208	$303,068	$121,584
Distributions	(23,337)	(22,096)	(10,688)
Issuance of Preferred Units	—	192,624	181,484
Redemption of Preferred Units	(47,997)	(181,484)	—
Net Income	23,337	22,096	10,688

General Partner Preferred Units — End of Year	$266,211	$314,208	$303,068

General Partner Units — Beginning of Year	$730,492	$773,921	$757,840
Contributions and Issuance of General Partner Units	567	3,820	56,122
Issuance of General Partner Restricted Units	—	—	8,381
Call Spread	—	(6,835)	—
Purchase of General Partnership Units	(69,430)	—	—
Repurchase and Retirement of Restricted Units/Units	(3,939)	(2,728)	(3,285)
Restricted Unit Forfeitures	—	—	(2,972)
Distributions	(127,618)	(125,986)	(120,995)
Unit Conversions	2,858	5,144	1,951
Amortization of General Partner Restricted Units	14,150	9,624	—
Reclassification to initially adopt SFAS No. 123R	—	(16,825)	—
Net Income	131,506	90,357	76,879

General Partner Units — End of Year	$678,586	$730,492	$773,921

Unamort. Value of Gen. Partner Restricted Units — Beg. of Year	$—	$(16,825)	$(19,611)
Issuance of General Partner Restricted Units	—	—	(8,381)
Amortization of General Partner Restricted Units	—	—	8,845
Restricted Unit Forfeitures	—	—	2,322
Reclassification to initially adopt SFAS No. 123R	—	16,825	—

Unamort. Value of Gen. Partner Restricted Units — End of Year	$—	$—	$(16,825)

Limited Partners Units — Beginning of Year	$150,759	$159,832	$153,609
Contributions and Issuance of Limited Partner Units	—	1,288	14,698
Distributions	(18,508)	(18,734)	(18,173)
Unit Conversions	(2,858)	(5,144)	(1,951)
Net Income	19,036	13,517	11,649

Limited Partners Units — End of Year	$148,429	$150,759	$159,832

Accum. Other Comprehensive Loss — Beginning of Year	$(11,799)	$(6,358)	$(3,700)
Settlement of Interest Rate Protection Agreements	(4,261)	(1,729)	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	—	(159)
Mark to Market of Interest Rate Protection Agreements, Net of Tax Provision	3,819	(2,800)	(1,414)
Amortization of Interest Rate Protection Agreements	(916)	(912)	(1,085)
Foreign Currency Translation Adjustment, Net of Tax Provision	2,134	—	—

Accum. Other Comprehensive Loss — End of Year	$(11,023)	$(11,799)	$(6,358)

Total Partners’ Capital at End of Year	$1,082,203	$1,183,660	$1,213,638

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, LP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$173,879	$125,970	$99,216
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	105,628	107,418	86,588
Amortization of Deferred Financing Costs	3,210	2,664	2,122
Other Amortization	48,326	35,462	31,031
Provision for Bad Debt	1,812	1,906	1,689
Mark-to-Market of /Loss on Settlement of Interest Rate Protection Agreements	—	(16)	(143)
Equity in Income of Joint Ventures	(29,958)	(30,671)	(3,698)
Distributions from Joint Ventures	31,365	31,664	3,866
Gain on Sale of Real Estate	(245,247)	(202,817)	(131,612)
Loss (Gain) on Early Retirement of Debt	393	—	(82)
Equity in Income of Other Real Estate Partnerships	(26,249)	(33,531)	(48,212)
Distributions from Investment in Other Real Estate Partnerships	26,249	33,531	48,212
Decrease (Increase) in Developments for Sale Costs	1,209	5,883	(16,241)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(22,529)	(15,550)	(13,835)
Increase in Deferred Rent Receivable	(8,810)	(9,092)	(7,485)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	46,374	14,077	31,415
Decrease in Restricted Cash	6	—	—

Net Cash Provided by Operating Activities	105,658	66,898	82,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(613,696)	(742,414)	(846,033)
Net Proceeds from Sales of Investments in Real Estate	760,776	857,670	478,937
Investments in and Advances to Other Real Estate Partnerships	(66,322)	(43,098)	(122,606)
Distributions/Repayments from Other Real Estate Partnerships	28,858	50,572	83,709
Contributions to and Investments in Joint Ventures	(27,696)	(32,773)	(45,175)
Distributions from Joint Ventures	22,863	19,734	2,971
Funding of Notes Receivable	(8,385)	—	—
Repayment and Sale of Mortgage Loans Receivable	26,350	11,200	58,375
Increase in Restricted Cash	(8,904)	(1,025)	(14,920)

Net Cash Provided by (Used in) Investing Activities	113,844	119,866	(404,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	567	3,462	55,754
Proceeds from the Issuance of Preferred Units	—	200,000	187,500
Preferred Unit Offering Costs	—	(7,103)	(5,906)
Unit Distributions	(146,660)	(143,858)	(137,672)
Purchase of General Partner Units	(69,430)	—	—
Repurchase of Restricted Units	(3,939)	(2,660)	(3,285)
Redemption of Preferred Units	(50,014)	(182,156)	—
Preferred Unit Distributions	(26,023)	(19,248)	(8,162)
Repayments of Mortgage Loans Payable	(41,475)	(10,263)	(1,951)
Proceeds from Mortgage Loan Payable	—	—	1,167
Proceeds from Senior Unsecured Debt	149,595	399,306	—
Other Costs from Senior Unsecured Debt	(4,261)	(1,729)	—
Repayment of Senior Unsecured Debt	(150,000)	(150,000)	(50,000)
Proceeds from Unsecured Lines of Credit	879,129	779,300	647,500
Repayments on Unsecured Lines of Credit	(764,000)	(1,029,800)	(357,500)
Call Spread	—	(6,835)	—
Debt Issuance Costs and Costs Incurred in Connection with the Early Retirement of Debt	(3,766)	(6,867)	(1,792)
Cash Book Overdraft.	347	—	—

Net Cash (Used in) Provided by Financing Activities	(229,930)	(178,451)	325,653

Net (Decrease) Increase in Cash and Cash Equivalents	(10,428)	8,313	3,742
Cash and Cash Equivalents, Beginning of Period	15,124	6,811	3,069

Cash and Cash Equivalents, End of Period	$4,696	$15,124	$6,811

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit amounts)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 87.1% and 87.3% ownership interest at December 31, 2007 and 2006, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $275,000 at December 31, 2007. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 12.9% and 12.7% interest in the Operating Partnership at December 31, 2007 and 2006, respectively. Unless the context otherwise requires, the terms the “Operating Partnership,” “we,” “us,” and “our” refer to First Industrial, L.P. and their controlled subsidiaries. We refer to our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

We are the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of the TRS (together with the Operating Partnership and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. The Operating Partnership also holds at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P, (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD. and FI Development Services, L.P. (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnership’s operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership.

We also own minority equity interests in, and provide various services to, five joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program” and the “2006 Land/Development Joint Venture”). We also owned economic interests in, and provided various services to, a sixth joint venture (the “1998 Core Joint Venture”). On January 31, 2007, we purchased the 90% equity interest from the institutional investor in the 1998 Core Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the 1998 Core Joint Venture are consolidated with the Consolidated Operating Partnership since we own 100% of the equity interest. Prior to January 31, 2007, the 1998 Core Joint Venture was accounted for under the equity method of accounting. Additionally, in December 2007, we entered into two new joint ventures (the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture”; together with 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 1998 Core Joint Venture, the “Joint Ventures”). At December 31, the 2007 Canada Joint Venture and the 2007 Europe Joint Venture did not own any properties. The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of our Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein. However, the operating data of the 2005 Development/Repositioning Joint Venture, referred to as FirstCal Industrial, LLC, is separately presented on a consolidated basis, separate from that of the Operating Partnership.

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of December 31, 2007, we owned 787 industrial properties (inclusive of developments in progress), containing an aggregate of approximately 66.4 million square feet of gross leasable area (“GLA”). On a

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combined basis, as of December 31, 2007, the Other Real Estate Partnerships owned 98 industrial properties, containing an aggregate of approximately 9.5 million square feet of GLA.

Profits, losses and distributions of us, the L.L.C.s and Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or ownership agreements, as applicable, of us, the L.L.C.s and the Other Real Estate Partnerships.

Any references to the number of buildings and square footage, in the financial statement footnotes are unaudited.

2.	Basis of Presentation

Our consolidated financial statements at December 31, 2007 and 2006 and for each of the years ended December 31, 2007, 2006 and 2005 include the accounts and operating results of the Operating Partnership, the L.L.C.s and the TRS on a consolidated basis. Such financial statements present our limited partnership interests in each of the Other Real Estate Partnerships and our minority equity interests in our joint ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2007 and 2006, and the reported amounts of revenues and expenses for each of the years ended December 31, 2007, 2006 and 2005. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

At December 31, 2007 and 2006, restricted cash includes cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. We review our properties on a quarterly basis for impairment and provide a provision if impairments are found. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstance warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, we will recognize an impairment loss based upon the estimated fair value of such property. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. Such property is measured at the lower of its carrying amount

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. To calculate the fair value of properties held for sale, we deduct from the estimated sales price of the property the estimated costs to close the sale. We classify properties as held for sale when our management has approved the properties for sale.

Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, we reclassify construction in progress to building, tenant improvement and leasing commissions. Such costs begin to be capitalized to the development projects from the point we are undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy. Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Buildings and Improvements	8 to 50
Land Improvements	1 to 15
Furniture, Fixtures and Equipment	5 to 10

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

We account for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of Deferred Leasing Intangibles, Net, are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases, the in-place lease value and tenant relationships is immediately written off.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	December 31,	December 31,
	2007	2006

In-Place Leases	$78,332	$73,341
Less: Accumulated Amortization	(22,048)	(13,832)

	$56,284	$59,509
Above Market Leases	$5,069	$5,049
Less: Accumulated Amortization	(2,023)	(1,680)

	$3,046	$3,369
Tenant Relationships	$21,597	$14,080
Less: Accumulated Amortization	(2,790)	(1,000)

	$18,807	$13,080
Total Deferred Leasing Intangibles, Net	$78,137	75,958

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	December 31,	December 31,
	2007	2006

Below Market Leases	$28,316	$22,873
Less: Accumulated Amortization	(8,163)	(5,471)

Total Deferred Leasing Intangibles, Net	$20,153	$17,402

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $20,502, $14,139, and $8,761, for the years ended December 31, 2007, 2006, and 2005, respectively. Rental revenues increased by $3,814, $3,110, and $2,137 related to amortization of above/(below) market leases for the years ended December 31, 2007, 2006, and 2005, respectively. We will recognize net amortization expense related to the deferred leasing intangibles over the next five years, for properties owned as of December 31, 2007, as follows:

		Estimated Net Increase
	Estimated Net Amortization	to Rental Revenues
	of In-Place Leases and	Related to Above
	Tenant Relationships	and Below Market Leases

2008	$13,510	$3,457
2009	11,462	2,815
2010	9,815	2,203
2011	8,465	1,443
2012	7,028	1,012

Contractor Revenues and Expenses

During 2007 and 2006, the TRS entered into contracts with third parties to construct industrial properties and during 2007 and also acted as general contractor to construct industrial properties including properties for the 2005 Development/Repositioning Joint Venture. We use the percentage-of-completion contract method to recognize revenue. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

During 2007, we owned one industrial property and one land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property and land parcel are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss). The revenues and expenses of this property and land parcel are translated into U.S. dollars using the average exchange rates prevailing during the periods presented.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $15,089 and $13,863 at December 31, 2007 and 2006, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investment in and Advances to Other Real Estate Partnerships

Investment in and Advances to Other Real Estate Partnerships represents our limited partnership interests in and advances to, through the Operating Partnership, the Other Real Estate Partnerships. We account for our Investment in and Advances to Other Real Estate Partnerships under the equity method of accounting. Under the equity method of accounting, our share of earnings or losses of the Other Real Estate Partnerships is reflected in income as earned and contributions or distributions increase or decrease, respectively, our Investment in and Advances to Other Real Estate Partnerships as paid or received, respectively.

Investments in Joint Ventures

Investments in Joint Ventures represent our limited partnership interests in our joint ventures. We account for our investments in Joint Ventures under the equity method of accounting, as we do not have operational control or a majority voting interest. Under the equity method of accounting, our share of earnings or losses of our joint ventures is reflected in income as earned and contributions or distributions increase or decrease, respectively, our Investments in Joint Ventures as paid or received, respectively. Differences between our carrying value of our investments in joint ventures and our underlying equity of such joint ventures are amortized over the respective lives of the underlying assets, as applicable.

Stock Based Compensation

Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“FAS 123R”), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. For the year ended December 31, 2005, we accounted for our stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock based Compensation” for all new issuances of stock based compensation. At January 1, 2006, we did not have any unvested option awards and we had accounted for our previously issued restricted stock awards at fair value. Accordingly, the adoption of FAS 123R did not require us to recognize a cumulative effect of a change in accounting principle. We reclassified $16,825 from the Unearned Value of General Partnership’s Restricted Units caption within

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partner’s Capital to General Partner Units during the year ended December 31, 2006 in accordance with the provisions of FAS 123R.

Prior to January 1, 2003, we accounted for our stock incentive plans under the recognition measurement principles of Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of our stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per unit as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the year ended December 31, 2005:

For the
Year Ended
2005

Net Income Available to Unitholders — as reported	$88,528
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Unitholders — as reported	—
Less: Total Stock-Based Employee Compensation Expense — Determined Under the Fair Value Method	(100)

Net Income Available to Unitholders — pro forma	$88,428

Net Income Available to Unitholders per Unit — as reported — Basic	$1.81
Net Income Available to Unitholders per Unit — pro forma — Basic	$1.81
Net Income Available to Unitholders per Unit — as reported — Diluted	$1.81
Net Income Available to Unitholders per Unit — pro forma — Diluted	$1.81

We have not issued any stock options subsequent to January 2005.

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by us.

Revenue is recognized on payments received from tenants for early lease terminations after we determine that all the necessary criteria have been met in accordance with FASB Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“FAS 13”).

Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $837 and $783 as of December 31, 2007 and 2006, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

Gain on Sale of Real Estate

Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by us after completion of each sale are included in the determination of the gain on sales.

Income Taxes

In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss.

A provision has been made for federal income taxes in the accompanying consolidated financial statements for activities conducted in the TRS, which has been accounted for under FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

We are subject to certain state and local income, excise and franchise taxes. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance. State and local income taxes are included in the provision/benefit for income taxes which is allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

We file income tax returns in the U.S., and various states and foreign jurisdictions. The TRS is currently under examination by the Internal Revenue Service for tax years 2004 and 2005. In general, the statutes of limitations for income tax returns remain open for the years 2004 through 2007.

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

Fair Value of Financial Instruments

Our financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured line of credit and senior unsecured debt.

The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses approximates their carrying or contract values. See Note 6 for the fair values of the mortgage loans payable, unsecured line of credit and senior unsecured debt.

Derivative Financial Instruments

Historically, we have used interest rate protection agreements (the “Agreements”) to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (partners’ capital). Any agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of the Agreements on the balance sheet. See Note 6 for more information on the Agreements.

Discontinued Operations

On January 1, 2002, we adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposal transaction and (b) we will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. For financial assets and liabilities and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. We do not expect that the implementation of this statement will have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect that the implementation of this statement will have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” (“SFAS 160”) establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or after December 15, 2008. We do not expect that the implementation of this statement will have an effect on our consolidated financial statements.

4.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	December 31,	December 31,
	2007	2006

ASSETS
Assets:
Investment in Real Estate, Net	$339,533	$330,223
Other Assets, Net	83,939	59,363

Total Assets	$423,472	$389,586

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other Liabilities	$11,216	$15,024
Partners’ Capital	412,256	374,562

Total Liabilities and Partners’ Capital	$423,472	$389,586

Condensed Combined Statements of Operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Total Revenues (including Interest Income)	$52,631	$46,308	$37,237
Property Expenses	(15,583)	(13,714)	(11,493)
General and Administrative	(16)	(149)	(123)
Interest Expense	—	(11)	(175)
Amortization of Deferred Financing Costs	—	(2)	(4)
Depreciation and Other Amortization	(21,302)	(18,403)	(12,231)
Income Tax Provision	(9)	—	—

Income from Continuing Operations	15,721	14,029	13,211
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $7,594, $16,820, and $29,213 for the years ended December 31, 2007, 2006 and 2005	9,212	19,910	34,426
Gain (Loss) on Sale of Real Estate	1,546	(124)	863

Net Income	$26,479	$33,815	$48,500

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Joint Ventures and Property Management Services

On September 28, 1998, we entered into the 1998 Core Venture with an institutional investor to invest in industrial properties. At December 31, 2006, we owned a ten percent equity interest in the 1998 Core and provided property and asset management services to the 1998 Core Joint Venture. On January 31, 2007, we purchased the 90% equity interest from the institutional investor in the 1998 Core Joint Venture. We paid $18,458 in cash and assumed $30,340 in mortgage loans payable. As of December 31, 2007, we have paid off and retired the mortgage loan payable. In connection with the early repayment of the mortgage loans payable, we incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $265.

On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture.

On March 18, 2005, we entered into the 2005 Development/Repositioning Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. We own a 10% equity interest in and provide property management, asset management, development management and leasing management services to the 2005 Development/Repositioning Joint Venture.

On September 7, 2005, we entered into the 2005 Core Joint Venture with an institutional investor to invest in, own and operate certain industrial properties. We own a 10% equity interest in and provide property management, asset management, development management, disposition, incentive and leasing management services to the 2005 Core Joint Venture.

On March 21, 2006, we entered into the 2006 Net Lease Co-Investment Program with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management, asset management and leasing management services to the 2006 Net Lease Co-Investment Program.

On July 21, 2006, we entered into the 2006 Land/Development Joint Venture with an institutional investor to invest in land and vertical development. We own a 10% equity interest in and provide property management, asset management, development management and leasing management services to the 2006 Land/Development Joint Venture.

On February 27, 2007, we redeemed the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. In connection with the redemption, we assumed a $8,250 mortgage loan payable and $2,951 in other liabilities. The mortgage loan payable was subsequently paid off in February 2007.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however we are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved.

During December 2007, we entered into the 2007 Canada Joint Venture and the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We own a 10% equity interest in and will provide property management, asset management, development management and leasing management services to the 2007 Canada Joint Venture and the 2007 Europe Joint Venture.

As of December 31, 2007, the 2003 Net Lease Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 24 industrial properties comprising approximately 5.0 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 66 industrial properties comprising approximately 4.8 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 12 industrial properties

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprising approximately 5.0 million square feet of GLA and the 2006 Land/Development Joint Venture owned several land parcels. As of December 31, 2007, the 2007 Canada Joint Venture and the 2007 Europe Joint Venture did not own properties.

During the year ended December 31, 2006, we sold two land parcels to the 2005 Development/Repositioning Joint Venture. During the year ended December 31, 2005, we sold seven industrial properties comprising approximately 1.5 million square feet of GLA and several land parcels to the 2005 Development/Repositioning Joint Venture. We deferred 10% of the gain from the sales, which is equal to our economic interest in the 2005 Development/Repositioning Joint Venture. On May 18, 2007, we repurchased 66 acres of the land we had sold to the 2005 Development/Repositioning Joint Venture for a purchase price of $6,379. Since we had deferred 10% of the gain on sale from the original sale in 2005, we netted the unamortized deferred gain amount, along with our 10% economic interest in the gain on sale and distributions in excess of our 10% economic interest we received from the sale against the basis of the land.

On October 15, 2007, we purchased 10 acres of land from the 2005 Development/Repositioning Joint Venture for a purchase price of $3,714. We netted our 10% economic interest in the gain on sale and distributions in excess of our 10% economic interest we received from the sale against the basis of the land.

During the year ended December 31, 2007, we earned acquisition fees from the 2006 Land/Development Joint Venture and the July 2007 Fund. During the year ended December 31, 2006, the Company earned acquisition fees from the 2003 Net Lease Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program and the July 2007 Fund. We deferred 15% of the acquisition fees earned from the 2003 Net Lease Joint Venture and the 2006 Net Lease Co-Investment Program activity and 10% of the acquisition fees earned from the 2005 Core Joint Venture and the 2006 Land/Development Joint Venture activity. The deferrals reduced our investment in the Joint Ventures and are amortized into income over the life of the underlying properties, generally 25 to 40 years.

At December 31, 2007 and 2006, we have a receivable from the Joint Ventures and the July 2007 Fund of $6,068 and $7,967, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in prepaid expenses and other assets, net.

During the years ended December 31, 2007, 2006 and 2005, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Contributions	$25,482	$29,194	$43,311
Distributions	$54,228	$51,398	$6,837
Fees	$25,116	$22,507	$8,301

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined summarized financial information of the investments in joint ventures is as follows:

	December 31,	December 31,
	2007	2006

Condensed Combined Balance Sheets
Gross Real Estate Investment	$1,777,964	$1,685,969
Less: Accumulated Depreciation	(69,811)	(72,398)

Net Real Estate	1,708,153	1,613,571
Other Assets	163,583	224,048

Total Assets	$1,871,736	$1,837,619

Debt	$1,264,769	$1,276,001
Other Liabilities	112,268	108,430
Equity	494,699	453,188

Total Liabilities and Equity	$1,871,736	$1,837,619

Consolidated Operating Partnership’s share of Equity	$56,494	$53,151
Basis Differentials(1)	1,049	2,463

Carrying Value of the Consolidated Operating Partnership’s investments in joint ventures	$57,543	$55,614

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals related to properties we sold to the Joint Ventures, deferred fees and certain equity costs which are not reflected at the joint venture level.

	Year Ended December 31,
	2007	2006	2005

Condensed Combined Statements of Operations
Total Revenues	$127,928	$163,443	$59,411
Expenses:
Operating and Other	43,449	55,070	16,128
Interest	63,768	61,524	20,995
Depreciation and Amortization	64,690	90,842	32,150

Total Expenses	171,907	207,436	69,273

Gain on Sale of Real Estate	108,175	94,352	10,761

Net Income	64,196	50,359	899

Consolidated Operating Partnership’s share of Net Income	$29,958	$30,671	$3,698

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage Loans Payable, Net, Senior Unsecured Notes, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans, senior unsecured notes and unsecured line of credit:

					Effective
	Outstanding		Interest		Interest
	Balance at		Rate At		Rate at
	December 31,	December 31,	December 31,		December 31,
	2007	2006	2007		2007		Maturity Date

Mortgage Loans Payable, Net	$73,550	$77,926	5.50%	- 9.25%	4.58%	- 9.25%	July 2009 - September 2024
Unamortized Premiums	(2,196)	(2,919)

Mortgage Loans Payable, Gross	$71,354	$75,007

Senior Unsecured Notes, Net
2007 Notes	—	149,998	7.600%		7.61%		05/15/07
2016 Notes	199,442	199,372	5.750%		5.91%		01/15/16
2017 Notes	99,905	99,895	7.500%		7.52%		12/01/17
2027 Notes	15,056	15,055	7.150%		7.11%		05/15/27
2028 Notes	199,838	199,831	7.600%		8.13%		07/15/28
2011 Notes	199,807	199,746	7.375%		7.39%		03/15/11
2012 Notes	199,408	199,270	6.875%		6.85%		04/15/12
2032 Notes	49,457	49,435	7.750%		7.87%		04/15/32
2009 Notes	124,937	124,893	5.250%		4.10%		06/15/09
2014 Notes	113,521	112,237	6.420%		6.54%		06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%		4.63%		09/15/11
2017 II Notes	149,620	—	5.950%		6.37%		05/15/17

Subtotal	$1,550,991	$1,549,732
Unamortized Discounts	14,079	15,338

Senior Unsecured Notes, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit	$322,129	$207,000	5.787%		5.787%		09/28/12

Mortgage Loans Payable, Net

During 2007, in conjunction with the acquisition of several industrial properties, we assumed mortgages in the aggregate of $38,590; these mortgages were paid off and retired during 2007. As of December 31, 2007, mortgage loans payable of $73,550 are collateralized by industrial properties with a carrying value of $136,846.

Senior Unsecured Notes, Net

On May 7, 2007, we issued $150,000 of senior unsecured debt which matures on May 15, 2017 and bears interest at a rate of 5.95% (the “2017 II Notes”). The issue price of the 2017 II Notes was 99.730%. Interest is paid semi-annually in arrears on May 15 and November 15. In April 2006, we entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. We settled the effective portion of the interest rate protection agreements on May 1, 2007 for $4,261, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate projection agreements, our effective interest rate on the 2017 II Notes is 6.37%. The 2017 II Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On May 15, 2007, we paid off and retired our 7.60% 2007 Unsecured Notes in the amount of $150,000.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 25, 2006, we issued $175,000 of senior unsecured debt which bears interest at a rate of 4.625% (the “2011 Exchangeable Notes”). We also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-allotment Option”). Holders of the 2011 Exchangeable Notes may exchange their notes for our common stock prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on July 15, 2011 and also under the following circumstances: 1) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price per share of the Company’s common stock for at least 20 trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the exchange price per share of the Company’s common stock in effect on the applicable trading day; 2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate; 3) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; 4) upon the occurrence of distributions of certain rights to purchase our common stock or certain other assets; or 5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange and is not quoted on the over-the-counter market as reported by Pink Sheets LLC or any similar organization, in each case, for 30 consecutive trading days. The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of the Company’s common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share and an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. If a change of control transaction described in the indenture relating to the 2011 Exchangeable Notes occurs and a holder elects to exchange notes in connection with any such transaction, holders of the 2011 Exchangeable Notes will be entitled to a make-whole amount in the form of an increase in the exchange rate. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the Company’s current regular quarterly dividend on its common stock of $0.70 per share. The 2011 Exchangeable Notes will be exchangeable for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. The 2011 Exchangeable notes mature on September 15, 2011, unless previously redeemed or repurchased by us or exchanged in accordance with their terms prior to such date. Interest is paid semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2007. The 2011 Exchangeable Notes are fully and unconditionally guaranteed by the Company. On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes issued and outstanding is $200,000. In connection with the Operating Partnership’s offering of the 2011 Exchangeable Notes, the Operating Partnership entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of our common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $6,835. The capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of the Company’s common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call will be accounted for as a hedge and is included in partners’ capital because the derivative is indexed to our own stock and meets the scope exception in FAS 133. The capped call on the 2011 Exchangeable Notes requires a net share settlement.

All of our senior unsecured debt (except for the 2011 Exchangeable Notes) contains certain covenants, including limitations on incurrence of debt and debt service coverage.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Line of Credit

We have maintained an unsecured revolving credit facility since 1997. On September 28, 2007, we amended and restated our unsecured revolving credit facility (the “Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2012, has a borrowing capacity of $500,000 (with the right, subject to certain conditions, to increase the borrowing capacity up to $700,000) and bears interest at a floating rate of LIBOR plus 0.475%, or the prime rate, at our election. Effective October 4, 2007, we converted borrowings under the Unsecured Line of Credit to LIBOR based borrowings. At December 31, 2007, borrowings under our unsecured revolving credit facility, bore interest at a weighted average interest rate of 5.787%. Up to $100,000 of the $500,000 capacity may be borrowed in foreign currencies, including the Canadian dollar, Euro, British Sterling and Japanese Yen. The net unamortized deferred financing fees related to the prior unsecured revolving credit facility and any additional deferred financing fees incurred in entering into the Unsecured Line of Credit are being amortized over the life of the Unsecured Line of Credit, except for $128, which represents the write off of unamortized deferred financing costs associated with certain lenders who did not renew the line of credit and is included in loss from early retirement of debt. The Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, and total funded indebtedness.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31 and thereafter:

Amount

2008	$3,111
2009	132,959
2010	15,453
2011	407,269
2012	526,488
Thereafter	873,273

Total	$1,958,553

Fair Value

At December 31, 2007 and 2006, the fair value of our mortgage loans payable, senior unsecured notes and Unsecured Line of Credit were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Loans Payable	$73,550	$74,867	$77,926	$78,730
Senior Unsecured Debt	1,550,991	1,605,048	1,549,732	1,636,318
Unsecured Line of Credit	322,129	322,129	207,000	207,000

Total	$1,946,670	$2,002,044	$1,834,658	$1,922,048

The fair value of the senior unsecured notes was determined by quoted market prices, if available. The fair values of our senior unsecured notes that were not valued by quoted market prices and the fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the Unsecured Line of Credit was equal to its carrying value due to the variable interest rate nature of the loans.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income

In conjunction with certain issuances of senior unsecured notes, we entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured notes. In the next 12 months, we will amortize approximately $741 into net income by decreasing interest expense.

In April 2006, we entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which we designated as cash flow hedges (the “April 2006 Agreements”). The April 2006 Agreements each had a notional value of $72,900 and were effective from November 28, 2006 through November 28, 2016. The April 2006 Agreements fixed the LIBOR rate at 5.537%. On May 1, 2007, we settled the effective portion of the April 2006 Agreements for $4,261, which is included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense.

In July 2007, the 2006 Land/Development Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its line of credit. The hedge relationship is considered highly effective and for the year ended December 31, 2007, $6,499 of unrealized loss due to a change in values of the swap contracts was recognized in other comprehensive income by the 2006 Land/Development Joint Venture. We recorded $650 in unrealized loss, representing our 10% share, net of $254 of income tax provision, which is shown as mark to market of interest rate protection agreements in other comprehensive income (loss) for the twelve months ended December 31, 2007.

At December 31, 2007, we owned one industrial property and one land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property and land parcel are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income. For the year ended December 31, 2007, we recorded $3,283 in foreign currency translation gain, net of $1,149 of income tax provision.

7.	Partners’ Capital

We have issued general partnership units and limited partnership units (together, the “Units”) and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, $.01 par value, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units had an aggregate liquidation priority of $275,000 and $325,000 as of December 31, 2007 and 2006, respectively. We are required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the limited partnership units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Consolidated Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Unit Contributions

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The net proceeds of $48,775 received from the December 2005 Equity Offering were contributed to us in exchange for 1,250,000 General Partner Units and are reflected in our financial statements as a general partner contribution.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005, we issued 366,472 Limited Partner Units valued, in the aggregate, at $14,698 in exchange for interests in certain properties. These contributions are reflected in our financial statements as limited partner contributions.

For the year ended December 31, 2006, we issued 31,473 Limited Partner Units valued, in the aggregate, at $1,288 in exchange for interests in certain properties. These contributions are reflected in our financial statements as limited partner contributions.

For the year ended December 31, 2005, certain employees of the Company exercised 248,881 non-qualified employee stock options. Net proceeds to the Company approximated $6,698. The gross proceeds from the option exercises were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

For the year ended December 31, 2006, certain employees and directors of the Company exercised 125,780 non-qualified employee stock options. Net proceeds to the Company approximated $3,742. The gross proceeds from the option exercises were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

For the year ended December 31, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company approximated $613. The gross proceeds from the option exercises were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

During the years ended December 31, 2007, 2006 and 2005 the Company awarded 442,008, 303,142 and 189,878 restricted shares of common stock, respectively, to certain employees of the Company and 17,139, 16,232, and 10,164, respectively, to certain directors of the Company. We issued General Partner Units to the Company in the same amount.

Treasury Stock

In March 2000 and in September 2007, the Company’s Board of Directors authorized a stock repurchase plan pursuant to which the Company is permitted to purchase up to $100,000 (the “March 2000 Program”) and $100,000, respectively, of its outstanding common stock. The Company may make purchases from time to time in the open market or in privately negotiated transactions, depending on market and business conditions. During the year ended December 31, 2007, the Company repurchased 1,797,714 shares at an average price per share of $38.62, including brokerage commissions. We purchased general partner units from the Company in the same amount. During November 2007 we completed the March 2000 Program.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll-forward of the General Partnership and Limited Partnership units outstanding, including unvested restricted units, for the three years ended December 31, 2007:

General Partnership and
Limited Partnership
Units Outstanding

Balance at December 31, 2004	49,290,005
Issuance of General Partner Units	1,480,942
Issuance of General Partner Restricted Units	200,042
Repurchase and Retirement of Restricted Units	(152,009)
Issuance of Limited Partner Units	366,472

Balance at December 31, 2005	51,185,452

Issuance of General Partner Units	125,780
Issuance of General Partner Restricted Units	319,374
Repurchase and Retirement of Restricted Units	(93,007)
Issuance of Limited Partner Units	31,473

Balance at December 31, 2006	51,569,072

Issuance of General Partner Units	19,600
Issuance of General Partner Restricted Units	459,147
Repurchase of Units	(1,797,714)
Repurchase and Retirement of Restricted Units	(139,261)

Balance at December 31, 2007	50,110,844

Preferred Contributions:

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds of $47,997 received from the Series C Preferred Stock were contributed to us in exchange for 8 5/8% Series C Cumulative Preferred Units (the “Series C Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. On June 6, 2007, the Series C Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series C Preferred Stock on June 7, 2007, at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $815. The Series C Preferred Units were redeemed on June 7, 2007 as well. Due to the redemption of the Series C Preferred Units, the initial offering costs associated with the issuance of the Series C Preferred Units of $2,017 were reflected as a deduction from net income to arrive at net income available to unitholders in determining earnings per unit for the year ended December 31, 2007.

On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to us in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of initial

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25,000. Net of offering costs, the Company received net proceeds of $24,512 from the issuance of the Series G Preferred Stock which were contributed to us in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock, Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Net of offering costs, the Company received net proceeds of $181,484 from the issuance of Series I Preferred Stock which were contributed to us in exchange for Series I Cumulative Preferred Units (the “Series I Preferred Units”). The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. We redeemed the Series I Preferred Units as well. In accordance with EITF D-42, due to the redemption of the Series I Preferred Units, the difference between the redemption cost and the carrying value of the Series I Preferred Units of approximately $672 is reflected as a deduction from net income to arrive at net income available to Unitholders in determining earnings per unit for the year ended December 31, 2006.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to us in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock, Series G Preferred Stock and Series K Preferred Stock (hereinafter defined). The Series J Preferred Stock is not redeemable prior to January 15, 2011. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series K Preferred Stock were contributed to the Operating Partnership in exchange for Series K Cumulative Preferred Units (the “Series K Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. Dividends on the Series K Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series K Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock, Series G Preferred Stock and Series J Preferred Stock. The Series K Preferred Stock is not redeemable prior to August 15, 2011. On or after August 15, 2011, the Series K Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the aggregate, plus dividends accrued and unpaid to the redemption date. The Series K Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

Distributions

The following table summarizes distributions declared for the past three years:

	Year Ended 2007		Year Ended 2006		Year Ended 2005
	Distribution	Total	Distribution	Total	Distribution	Total
	per Unit	Distribution	per Unit	Distribution	per Unit	Distribution

General Partner/Limited Partner Units	$2.8500	$146,126	$2.8100	$144,720	$2.7850	$139,168
Series C Preferred Units	$94.6353	$1,893	$215.6240	$4,313	$215.6240	$4,313
Series F Preferred Units	$6,236.0000	$3,118	$6,236.0000	$3,118	$6,236.0000	$3,118
Series G Preferred Units	$7,236.0000	$1,809	$7,236.0000	$1,809	$7,236.0000	$1,809
Series I Preferred Units	$—	$—	$470.6667	$353	$1,930.2431	$1,448
Series J Preferred Units	$18,125.2000	$10,875	$17,521.0000	$10,512	$—	$—
Series K Preferred Units	$18,125.2000	$3,625	$6,595.6000	$1,319	$—	$—

8.	Acquisition and Development of Real Estate

In 2005, we acquired 149 industrial properties comprising, in the aggregate, approximately 18.4 million square feet of GLA and several land parcels. The gross purchase price for 148 industrial properties and several land parcels totaled approximately $690,560, excluding costs incurred in conjunction with the acquisition of properties. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable. We also substantially completed development of five properties comprising approximately 1.8 million square feet (unaudited) of GLA at a cost of approximately $97,466. We reclassed the costs of substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

In 2006, we acquired 79 industrial properties comprising, in the aggregate, approximately 9.7 million square feet of GLA and several land parcels for a total purchase price of approximately $563,431, excluding costs incurred in conjunction with the acquisition of properties. We also substantially completed development of 15 properties comprising approximately 5.0 million square feet of GLA at a cost of approximately $188,592. We reclassed the costs of substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

In 2007, we acquired 103 industrial properties comprising, in the aggregate, approximately 8.0 million square feet of GLA and several land parcels, including 41 industrial properties comprising approximately 1.3 million square feet of GLA in connection with the purchase of the 90% equity interest from the institutional investor of the 1998 Core Joint Venture and one industrial property comprising 0.3 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 5). The purchase price of these acquisitions totaled approximately $431,490, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. We also substantially completed development of 14 properties comprising approximately 3.4 million square feet of GLA at a cost of approximately $134,050. We reclassed the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of the above acquisitions is $33,434, $3,249, $17,439, and $(12,254), respectively, for the year ended December 31, 2006. The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of 2006 acquisitions was 72, 70, 109 and 117 months, respectively.

The fair value of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of the above acquisitions is $21,164, $1,000, $8,977, and ($7,327), respectively, for the year ended December 31, 2007. The weighted average life in months of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of 2007 acquisitions was 79, 99, 114, and 139 months, respectively.

9.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

In 2005, we sold 82 industrial properties comprising approximately 10.7 million square feet of GLA and several land parcels. Of the 82 industrial properties sold, seven industrial property sales were made to the March 2005 Joint Venture (see Note 5). Gross proceeds from the sales of the 82 industrial properties and several land parcels were approximately $561,622. The gain on sale of real estate was approximately $131,612, of which $102,926 is shown in discontinued operations. Seventy-three of the 82 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 73 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for the nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2006, we sold 109 industrial properties comprising approximately 16.0 million square feet of GLA and several land parcels, totaling gross proceeds of $895,024. The gain on sale of real estate was approximately $202,817, of which $196,622 is shown in discontinued operations. The 109 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 109 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2007, we sold 159 industrial properties comprising approximately 13.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 159 industrial properties and several land parcels were approximately $840,402. The gain on sale of real estate was approximately $245,247, of which $237,368 is shown in discontinued operations. One hundred fifty-six of the 159 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 156 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for the three industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At December 31, 2007, we had six industrial properties comprising approximately 0.8 million square feet of GLA and certain land parcels held for sale. In accordance with FAS 144, the results of operations of the six industrial properties held for sale at December 31, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2007, 2006 and 2005.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Total Revenues	$40,045	$76,405	$92,508
Property Expenses	(12,988)	(24,714)	(31,945)
Interest Expense	—	—	(373)
Depreciation and Amortization	(12,662)	(28,078)	(30,137)
Gain on Sale of Real Estate	237,368	196,622	102,926
Provision for Income Taxes	(38,044)	(51,102)	(23,898)

Income from Discontinued Operations	$213,719	$169,133	$109,081

In conjunction with certain property sales, we provided seller financing. At December 31, 2007 and 2006, we had mortgage notes receivable and accrued interest outstanding of approximately $30,456 and $0, respectively, which is included as a component of prepaid expenses and other assets.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Supplemental Information to Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Interest paid, net of capitalized interest	$118,909	$114,681	$107,397

Capitalized Interest	$8,413	$5,063	$3,271

Income Taxes Paid	$42,169	$36,374	$36,080

Supplemental schedule of noncash investing and financing activities:
Distribution payable on general and limited partner units	$36,079	$36,613	$35,752

Distribution payable on preferred units	$1,232	$5,935	$3,757

Exchange of Limited partnership units for General partnership units:
Limited partnership units	$(2,858)	$(5,144)	$(1,951)
General partnership units	2,858	5,144	1,951

	$—	$—	$—

In conjunction with property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(5,987)	$(1,284)	$(4,248)

Issuance of Operating Partnership Units	$—	$(1,288)	$(14,698)

Mortgage debt	$(38,590)	$(33,982)	$(11,545)

Foreclosed property acquisition and write-off of a Mortgage loan receivable	$—	$—	$3,870

Write off of fully depreciated assets	$39,804	$25,655	$59,920

In conjunction with certain property sales, we provided seller financing or assigned a mortgage loan payable:
Notes receivable	$48,282	$11,200	$42,543

Mortgage note payable	$769	$—	$13,242

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Numerator:
Loss from Continuing Operations	$(44,637)	$(47,239)	$(27,680)
Gain on Sale of Real Estate	7,879	6,195	28,686
Less: Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(3,082)	(2,119)	(10,871)
Less: Preferred Unit Distributions	(21,320)	(21,424)	(10,688)
Less: Redemption of Preferred Units	(2,017)	(672)	—

Loss from Continuing Operations Available to Unitholders, Net of Income Taxes — For Basic and Diluted EPU	(63,177)	(65,259)	(20,553)
Income from Discontinued Operations	251,763	220,235	132,979
Less: Provision for Income Taxes Allocable to Discontinued Operations	(38,044)	(51,102)	(23,898)

Net Income Available to Unitholders — For Basic and Diluted EPU	$150,542	$103,874	$88,528

Denominator:
Weighted Average Units Outstanding — Basic and Diluted	50,597,150	50,703,004	48,968,191
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(1.25)	$(1.29)	$(0.42)

Discontinued Operations, Net of Income Tax	$4.22	$3.34	$2.23

Net Income Available to Unitholders	$2.98	$2.05	$1.81

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the years ended December 31, 2007, 2006 and 2005 as the dilutive effect of options and restricted units was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to unitholders, net of income taxes. The dilutive options and restricted units excluded from the computation are 90,386 and 73,837, respectively, for the year ended December 31, 2007, 116,155 and 93,643, respectively, for the year ended December 31, 2006, and 141,625 and 82,888, respectively, for the year ended December 31, 2005.

Unvested restricted units of 909,966, 778,535, and 700,023 were outstanding as of December 31, 2007, 2006, and 2005, respectively. Unvested restricted units aggregating 470,009, 109,517, and 182,651 were anti-dilutive at December 31, 2007, 2006, and 2005, respectively, and accordingly, were excluded from dilution computations.

Additionally, options to purchase common stock of 355,901, 381,976, and 546,723 were outstanding as of December 31, 2007, 2006, and 2005, respectively.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature (see Note 6).

12.	Income Taxes

The components of income tax expense for the TRS for the years ended December 31, 2007, 2006 and 2005 are comprised of the following:

	2007	2006	2005

Current:
Federal	$(28,209)	$(39,531)	$(19,265)
State	(4,934)	(7,734)	(4,519)
Deferred:
Federal	3,977	3,548	4,299
State	571	695	1,009

	$(28,595)	$(43,022)	$(18,476)

In addition to the income tax expense recognized by the TRS, $1,952, $317 and $1,956 of state income taxes was recognized by us and is included in income tax expense on our consolidated statement of operations for the years ended December 31, 2007, 2006, and 2005.

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRS include the following as of December 31, 2007, 2006 and 2005:

	2007	2006	2005

Bad debt expense	$32	$119	$118
Investment in joint ventures	2,677	2,519	648
Fixed assets	8,204	7,133	4,363
Prepaid rent	215	556	461
Capitalized general and administrative expense under 263A	2,671	2,408	2,696
Deferred losses/gains	905	968	878
Mark-to-Market of interest rate protection agreements	—	—	6
Capitalized interest under 263A	613	191	184
Accrued contingency loss	289	297	—
Restricted stock	2,744	—	—

Total deferred tax assets	$18,350	$14,191	$9,354

Straight-line rent	(967)	(1,483)	(923)
Build to suit development	(97)	(100)	(66)
Fixed assets	(130)	—	—

Total deferred tax liabilities	$(1,194)	$(1,583)	$(989)

Total net deferred tax asset	$17,156	$12,608	$8,365

The TRS does not have net operating loss carryforwards or tax credit carryforwards.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The TRS’s components of income tax (expense) benefit for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(2,012)	$(3,591)	$(3,369)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(36,032)	(47,511)	(20,529)
Tax expense associated with gains and losses on the sale of real estate	(3,082)	(2,119)	(10,871)
Income tax benefit	12,531	10,199	16,293

Income tax expense	$(28,595)	$(43,022)	$(18,476)

The income tax benefit (expense) pertaining to income from continuing operations and gain on sale of real estate for the TRS differs from the amounts computed by applying the applicable federal statutory tax rate to income as follows:

	2007	2006	2005

Tax benefit at federal rate related to continuing operations	$8,100	$6,725	$3,058
State tax benefit, net of federal benefit	998	801	442
Meals and entertainment	(121)	(24)	(19)
Prior year provision to return adjustments	436	484	1,886
Other	36	94	55

Net income tax benefit	$9,449	$8,080	$5,422

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on our financial statements as we had no unrecognized tax benefits. As of the adoption date, we had paid approximately $1,400 (representing taxes and interest) to the State of Michigan regarding business loss carryforwards for which we are currently litigating. That amount will favorably affect our effective income tax rate in future periods should we prevail.

On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction (CAD). We filed an appeal to the Michigan Appeals Court in January 2008. However, as a result of the lower court’s decision, $705 was accrued for both tax and financial statement purposes; therefore, there is no unrecognized tax benefit related to this issue.

We have no unrecognized tax benefits as of December 31, 2007. To the extent we have unrecognized tax benefits in the future, it will be our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Future Rental Revenues

Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2007 are approximately as follows:

2008	$228,188
2009	191,479
2010	149,767
2011	110,696
2012	82,378
Thereafter	283,549

Total	$1,046,057

14.	Stock Based Compensation

We maintain three stock incentive plans, (the “Stock Incentive Plans”) which are administered by our Compensation Committee of the Board of Directors. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers, certain employees, its Independent Directors and its affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Consolidated Operating Partnership. As of December 31, 2007, stock options and restricted stock covering 1.3 million shares were outstanding and 1.8 million shares were available under the Stock Incentive Plans. At December 31, 2007 all outstanding stock options are vested. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15	$3,954
Exercised	(125,780)	$30.24	$22.75-$33.15	$1,846
Expired or Terminated	(38,967)	$30.88	$27.25-$33.13

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823

Exercised	(19,600)	$31.27	$30.38-$33.13	$230
Expired or Terminated	(6,475)	$30.85	$27.25-$33.13

Outstanding at December 31, 2007	355,901	$31.68	$25.13-$33.15	$3,669

The following table summarizes currently outstanding and exercisable options as of December 31, 2007:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13 - $30.53	101,101	3.31	29.85
$31.05 - $33.15	255,800	2.43	32.40

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 1994, the Board of Directors approved and we adopted a 401(k)/Profit Sharing Plan. Under our 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. We may make, but are not required to make, matching contributions. For the years ended December 31, 2007, 2006 and 2005, we made matching contributions of approximately $542, $451, and $358, respectively.

For the twelve months ended December 31, 2007, 2006 and 2005, we awarded 442,008, 303,142, and 189,878 restricted stock units to our employees having a fair value at grant date of $20,882, $11,519, and $7,976, respectively. We also awarded 17,139, 16,232, and 10,164 restricted stock units to our directors having a fair value at grant date of $688, $633, and $405, respectively. Restricted stock units granted to employees generally vest over a period of three years and restricted stock units granted to directors generally vest over a period or three to ten years. For the twelve months ended December 31, 2007, 2006 and 2005, we recognized $14,150, $9,624, and $8,845 in restricted stock amortization related to restricted stock units, of which $1,707, $967, and $1,297, respectively, was capitalized in connection with development activities. At December 31, 2007, we have $23,787 in unearned compensation related to unvested restricted stock units. The weighted average period that the unrecognized compensation is expected to be incurred is 1.38 years. We have not awarded options to our employees or our directors during the twelve months ended December 31, 2007, 2006 and 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to unitholders.

Restricted stock transactions for the years ended December 31, 2007 and 2006 are summarized as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	319,374	$38.05
Vested	(217,168)	$36.57
Forfeited	(23,694)	$34.55

Outstanding at December 31, 2006	778,535	$35.49

Issued	459,147	$46.98
Vested	(272,745)	$37.74
Forfeited	(54,971)	$39.59

Outstanding at December 31, 2007	909,966	$41.88

15.	Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of our officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2007, 2006 and 2005, this relative received brokerage commissions in the amount of $240, $341 and $285, respectively.

At December 31, 2007 we have a payable balance of $45,901 to wholly owned entities of the Company. At December 31, 2006 we had a payable balance of $17,468 to wholly owned entities of the Company. At December 31, 2005, we had a receivable balance of $12,166 from wholly owned entities of the Company.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of its properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

Five properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of any exercise of any tenant purchase option.

We have committed to the construction of certain development projects totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $114,005. Of this amount, approximately $64,641 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At December 31, 2007, we had 23 letters of credit outstanding in the aggregate amount of $9,582. These letters of credit expire between February, 2008 and January, 2010.

Ground and Operating Lease Agreements

For the years ended December 31, 2007, 2006 and 2005, we recognized $3,102, $2,737 and $2,275 in operating and ground lease expense.

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee, as of December 31, 2007, are as follows:

2008	$3,339
2009	3,077
2010	2,744
2011	2,534
2012	2,158
Thereafter	38,912

Total	$52,764

17.	Subsequent Events

On January 22, 2008, we paid a fourth quarter 2007 distribution of $0.72 per Unit, totaling approximately $36,079.

From January 1, 2008 to February 15, 2008, the Company awarded 2,168 shares of restricted common stock to certain Directors. We issued General Partner Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $67 on the date of grant. The restricted common stock and units vest over five years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2008 to February 15, 2008, we acquired 11 industrial properties and several land parcels for a total estimated investment of approximately $79,073. We also sold three industrial properties and one land parcel for approximately $3,592 of gross proceeds during this period.

In January 2008, we entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which we designated as cash flow hedges (the “January 2008 Agreements”). The January 2008 Agreements each have a notional value of $59,750 and are effective from May 15, 2009 through May 15, 2014. The January 2008 Agreements fix the LIBOR rate at 4.0725% and 4.0770%, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)

The following table summarizes our quarterly financial information. The first, second and third fiscal quarters of 2007 and all fiscal quarters in 2006 have been reclassified in accordance with FAS 144.

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$94,665	$94,198	$92,560	$101,039
Equity in Income of Joint Ventures	5,631	11,626	6,290	6,411
Equity in Income of Other Real Estate Partnerships	5,520	4,374	5,275	11,080
Loss from Continuing Operations, Net of Income Tax	(12,388)	(10,777)	(12,786)	(8,686)
Income from Discontinued Operations, Net of Income Tax	50,333	51,934	51,140	60,312
Gain on Sale of Real Estate, Net of Income Tax	1,261	503	64	2,969
Net Income	39,206	41,660	38,418	54,595
Preferred Unit Distributions	(5,935)	(5,671)	(4,857)	(4,857)
Redemption of Preferred Units	—	(2,017)	—	—

Net Income Available to Unitholders	$33,271	$33,972	$33,561	$49,738

Basic and Diluted Earnings Per Unit:
Loss From Continuing Operations Available to Unitholders	$(0.33)	$(0.35)	$(0.35)	$(0.22)

Income From Discontinued Operations	$0.99	$1.02	$1.01	$1.20

Net Income Available to Unitholders	$0.65	$0.67	$0.66	$1.00

Weighted Average Units Outstanding	50,966	50,985	50,735	49,715

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$69,378	$73,065	$73,881	$88,901
Equity in (Loss) Income of Joint Ventures	(35)	7,307	4,747	18,652
Equity in Income Other Real Estate Partnerships	4,888	17,950	4,507	6,186
Loss from Continuing Operations, Net of Income Tax	(18,688)	(1,669)	(20,188)	(6,694)
Income from Discontinued Operations, Net of Income Tax	43,505	36,662	51,542	37,424
Gain (Loss) on Sale of Real Estate, Net of Income Tax	982	1,475	1,728	(109)
Net Income	25,799	36,468	33,082	30,621
Preferred Unit Distributions	(5,019)	(5,029)	(5,442)	(5,934)
Redemption of Preferred Units	(672)	—	—	—

Net Income Available to Unitholders	$20,108	$31,439	$27,640	$24,687

Basic and Diluted Earnings Per Unit:
Loss From Continuing Operations Available to Unitholders	$(0.46)	$(0.10)	$(0.47)	$(0.26)

Income From Discontinued Operations	$0.86	$0.72	$1.02	$0.74

Net Income Available to Unitholders	$0.40	$0.62	$0.54	$0.49

Weighted Average Units Outstanding	50,644	50,706	50,721	50,739

19.	Pro Forma Financial Information (unaudited)

The following Pro Forma Condensed Statements of Operations for the years ended December 31, 2007 and 2006 (the “Pro Forma Statements”) are presented as if the acquisition of 54 operating industrial properties between January 1, 2007 and December 31, 2007 had occurred at the beginning of each year. The Pro Forma Statements do not include acquisitions between January 1, 2007 and December 31, 2007 for industrial properties that were vacant upon purchase, were leased back to the sellers upon purchase or were subsequently sold before December 31, 2007. The Pro Forma Condensed Statements of Operations include all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2007 as of January 1, 2007 and 2006.

The Pro Forma Statements are not necessarily indicative of what our results of operations would have been for the years ended December 31, 2007 and 2006, nor do they purport to present our future results of operations.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Pro Forma Revenues	$389,402	$323,514
Pro Forma Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(44,520)	$(37,691)
Pro Forma Net Income Available to Unitholders	$169,199	$131,442
Per Unit Data:
Pro Forma Basic and Diluted Earnings Per Unit Data:
Loss from Continuing Operations Available to Unitholders	$(0.88)	$(0.74)

Net Income Available to Unitholders	$3.34	$2.59

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

The Pro Forma Statements are not necessarily indicative of what our results of operations would have been for the years ended December 31, 2006 and 2005, nor do they purport to present our future results of operations.

Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Pro Forma Revenues	$357,797	$312,202
Pro Forma Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(46,980)	$(48,206)
Pro Forma Net Income Available to Unitholders	$110,064	$96,696
Per Unit Data:
Pro Forma Basic and Diluted Earnings Per Unit Data:
Loss from Continuing Operations Available to Unitholders	$(0.93)	$(0.98)

Net Income Available to Unitholders	$2.17	$1.97

Report of Independent Registered Public Accounting Firm
To the Partners of
the Other Real Estate Partnerships:

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of the Other Real Estate Partnerships at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Other Real Estate Partnerships’ management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/
PricewaterhouseCoopers LLP
Chicago, Illinois

February 25, 2008

OTHER REAL ESTATE PARTNERSHIPS

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Assets:
Investment in Real Estate:
Land	$70,749	$60,401
Buildings and Improvements	341,602	328,297
Construction in Progress	650	4,445
Less: Accumulated Depreciation	(73,468)	(62,920)

Net Investment in Real Estate	339,533	330,223

Cash and Cash Equivalents	1,165	973
Restricted Cash	12	—
Tenant Accounts Receivable, Net	1,839	1,444
Deferred Rent Receivable	4,667	4,118
Deferred Leasing Intangibles, Net	8,882	10,306
Prepaid Expenses and Other Assets, Net	67,374	42,522

Total Assets	$423,472	$389,586

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts Payable and Accrued Expenses	$4,438	$8,193
Deferred Leasing Intangibles, Net	1,887	2,084
Rents Received in Advance and Security Deposits	4,891	4,747

Total Liabilities	11,216	15,024

Commitments and Contingencies	—	—
Partners’ Capital	412,256	374,562

Total Liabilities and Partners’ Capital	$423,472	$389,586

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues:
Rental Income	$41,431	$36,443	$28,889
Tenant Recoveries and Other Income	11,121	9,255	8,006

Total Revenues	52,552	45,698	36,895

Expenses:
Property Expenses	$15,583	$13,714	$11,493
General and Administrative	16	149	123
Depreciation and Other Amortization	21,302	18,403	12,231

Total Expenses	36,901	32,266	23,847

Other Income/Expense:
Interest Income	79	610	342
Interest Expense	—	(11)	(175)
Amortization of Deferred Financing Costs	—	(2)	(4)

Total Other Income/Expense	79	597	163
Income Tax Provision	(9)	—	—

Income from Continuing Operations	15,721	14,029	13,211
Income from Discontinued Operations
(Including Gain on Sale of Real Estate of $7,594, $16,820 and $29,213 for the Years Ended December 31, 2007, 2006, and 2005)	9,212	19,910	34,426

Income Before Gain on Sale of Real Estate	24,933	33,939	47,637
Gain (Loss) on Sale of Real Estate	1,546	(124)	863

Net Income	$26,479	$33,815	$48,500

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Total
(Dollars in thousands)

Balance at December 31, 2004	$342,916
Contributions	123,344
Distributions	(132,753)
Net Income	48,500

Balance at December 31, 2005	$382,007
Contributions	43,516
Distributions	(84,776)
Net Income	33,815

Balance at December 31, 2006	$374,562
Contributions	66,584
Distributions	(55,369)
Net Income	26,479

Balance at December 31, 2007	$412,256

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,479	$33,815	$48,500
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	15,956	13,995	12,749
Amortization of Deferred Financing Costs	—	2	4
Other Amortization	6,230	5,502	2,697
Gain on Sale of Real Estate	(9,140)	(16,696)	(30,076)
Equity in Net Income of Joint Ventures	—	—	—
Provision for Bad Debt	400	383	128
Change in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(26,037)	(7,899)	(20,007)
Change in Deferred Rent Receivable	(900)	(1,062)	(1,974)
Change in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	395	(1,886)	2,838
Increase in Restricted Cash	(12)	—	—

Net Cash Provided by Operating Activities	13,371	26,154	14,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(63,765)	(71,134)	(74,734)
Net Proceeds from Sales of Investment in Real Estate	39,371	49,758	81,249
Repayment and Sale of Mortgage Loans Receivable	—	23,787	25,185
Funding of Mortgage Loan Receivable	—	—	(22,936)
Decrease (Increase) in Restricted Cash	—	14,636	(14,636)

Net Cash (Used in) Provided by Investing Activities	(24,394)	17,047	(5,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions	66,584	43,516	123,344
Distributions	(55,369)	(84,776)	(132,753)
Repayments on Mortgage Loans Payable	—	(2,356)	(37)

Net Cash Provided by (Used in) Financing Activities	11,215	(43,616)	(9,446)

Net Increase (Decrease) in Cash and Cash Equivalents	192	(415)	(459)
Cash and Cash Equivalents, Beginning of Period	973	1,388	1,847

Cash and Cash Equivalents, End of Period	$1,165	$973	$1,388

The accompanying notes are an integral part of the financial statements.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Formation of Partnerships

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.1% and 87.3% partnership interest at December 31, 2007 and 2006, respectively. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.9% and 12.7% interest in the Operating Partnership at December 31, 2007 and 2006, respectively.

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

On a combined basis, as of December 31, 2007, the Other Real Estate Partnerships owned 98 industrial properties, containing an aggregate of approximately 9.5 million square feet of GLA.

Profits, losses and distributions of the Other Real Estate Partnerships are allocated to the general partner and the limited partners in accordance with the provisions contained within each restated and amended partnership agreement.

2.	Basis of Presentation

The combined financial statements of the Other Real Estate Partnerships at December 31, 2007 and 2006 and for each of the years ended December 31, 2007, 2006 and 2005 include the accounts and operating results of the Other Real Estate Partnerships on a combined basis.

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, management, in preparation of the Other Real Estate Partnerships’ financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2007 and 2006, and the reported amounts of revenues and expenses for each of the years ended December 31, 2007, 2006 and 2005. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

Restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Other Real Estate Partnerships exchange into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. The Other Real Estate Partnerships reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Other Real Estate Partnerships reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Other Real Estate Partnerships estimate the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, the Other Real Estate Partnerships will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Other Real Estate Partnerships ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, the Other Real Estate Partnerships decide not to sell a property previously classified as held for sale, the Other Real Estate Partnerships will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Other Real Estate Partnerships determine fair value of properties that are held for use by discounting the future expected cash flows of the properties. To calculate the fair value of properties held for sale, the Other Real Estate Partnerships deduct from the estimated sales price of the property the estimated costs to close the sale.

Interest costs, real estate taxes, compensation costs of development personnel and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, the Other Real Estate Partnerships reclassify construction in progress to building, tenant improvement and leasing commissions. Such costs begin to be capitalized to the development projects from the point the Other Real Estate Partnerships are undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy. Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Buildings and Improvements	8 to 50
Land Improvements	1 to 15
Furniture, Fixtures and Equipment	5 to 10

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

The purchase price is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Other Real Estate Partnership’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Other Real Estate Partnerships’ combined statements of operations. The value of in-place lease intangibles and tenant relationships which are included as components of Deferred Leasing Intangibles included in total assets, are amortized over the remaining lease term (and expected renewal periods in the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense and is included in other assets. If a tenant terminates its lease early, the unamortized portion of leasing commissions, tenant improvements, above and below market leases, the in-place lease value and tenant relationships is immediately charged to expense.

Deferred Leasing Intangibles included in total assets consist of the following:

	December 31,	December 31,
	2007	2006

In-Place Leases	$8,065	$8,081
Less: Accumulated Amortization	(2,812)	(1,530)

	$5,253	$6,551

Above Market Leases	$1,371	$1,884
Less: Accumulated Amortization	(496)	(497)

	$875	$1,387

Tenant Relationships	$3,374	$2,577
Less: Accumulated Amortization	(620)	(209)

	$2,754	$2,368

Total Deferred Leasing Intangibles, Net	$8,882	$10,306

Deferred Leasing Intangibles included in total liabilities consist of the following:

	December 31,	December 31,
	2007	2006

Below Market Leases	$3,351	$2,862
Less: Accumulated Amortization	(1,464)	(778)

Total Deferred Leasing Intangibles, Net	$1,887	$2,084

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $3,411, $3,264 and $399 for the years ended December 31, 2007, 2006, and 2005 respectively. Rental revenues increased by $451, $546, and $290 related to amortization of above/(below) market leases for the years ended December 31, 2007, 2006, and 2005, respectively. The Other Real Estate Partnerships will

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

recognize net amortization expense related to the deferred leasing intangibles over the next five years as follows:

		Estimated Net Increase
	Estimated Net Amortization	to Rental Revenues
	of In-Place Leases and	Related to Above
	Tenant Relationships	and Below Market Leases

2008	$1,600	$491
2009	1,367	345
2010	1,231	170
2011	1,127	37
2012	914	65

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. At December 31, 2007 and December 31, 2006, there were no deferred financing costs. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. At December 31, 2007 and December 31, 2006, there were no outstanding mortgage loans receivable.

The Other Real Estate Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $0 as of December 31, 2007 and 2006. For accounts receivable the Other Real Estate Partnerships deem uncollectible, the Other Real Estate Partnerships uses the direct write-off method.

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

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Income Taxes

In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss. The Other Real Estate Partnerships are subject to certain state and local income, excise and franchise taxes. The provision for excise and franchise tables has been reflected in general and administrative expense in the combined statement of operations and has not been separately stated due to its insignificance. State and local income taxes are included in the provision/benefit for income taxes which is allocated to income from continuing operations.

Fair Value of Financial Instruments

The Other Real Estate Partnerships’ financial instruments include short-term investments, tenant accounts receivable, net, accounts payable and other accrued expenses. The fair values of the short-term investments, tenant accounts receivable, net, accounts payable and other accrued expenses were not materially different from their carrying or contract values.

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

4.	Acquisition and Development of Real Estate

In 2005, the Other Real Estate Partnerships acquired 12 industrial properties comprising approximately 1.7 million square feet of GLA and several land parcels for a total purchase price of approximately $62,114, excluding costs incurred in conjunction with the acquisition of the properties.

In 2006, the Other Real Estate Partnerships acquired 12 industrial properties comprising approximately 0.8 million square feet of GLA and several land parcels for a total purchase price of approximately $47,314, excluding costs incurred in conjunction with the acquisition of the properties.

In 2007, the Other Real Estate Partnerships acquired two industrial properties comprising approximately 0.6 million square feet of GLA and several land parcels for a total purchase price of approximately $39,294, excluding costs incurred in conjunction with the acquisition of the properties. The Other Real Estate Partnerships also substantially completed development of one property comprising 0.3 million square feet of GLA at a cost of approximately $10,740. The Other Real Estate Partnerships reclassed the costs of the substantially completed development from construction in progress to building, tenant improvements and leasing commissions.

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, tenant relationships, and below market leases recorded as a result of the above acquisitions was $1,874, $1,030 and $(781), respectively for the year ended December 31, 2007. The weighted average life in months of in-place leases, tenant relationships and below market leases recorded as a result of 2007 acquisitions was 50, 110 and 67 months, respectively.

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

5.  Sale of Real Estate and Discontinued Operations

In 2005, the Other Real Estate Partnerships sold 14 industrial properties comprising approximately 2.1 million square feet of GLA. Of the 14 industrial properties sold, one industrial property sale was made to a joint venture in which we own a 10% equity interest. Gross proceeds from the sales of the 14 industrial properties totaled approximately $94,472. The gain on sale of real estate was approximately $30,076, of which $29,213 is shown in discontinued operations. One of the 14 sold industrial properties did not meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 13 sold industrial properties that met the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2006, the Other Real Estate Partnerships sold 16 industrial properties comprising approximately 1.1 million square feet of GLA, totaling gross proceeds of approximately $51,776. The gain on sale of real estate was approximately $16,696, of which $16,820 is shown in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 16 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2007, the Other Real Estate Partnerships sold five industrial properties comprising approximately 0.6 million square feet of GLA and one parcel of land. Gross proceeds from the sales of the five industrial properties and several land parcels totaled approximately $40,876. The gain on sale of real estate was approximately $9,140, of which $7,594 is shown in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the five sold industrial properties that met the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the industrial property and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Other Real Estate Partnerships for the years ended December 31, 2007, 2006 and 2005.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Total Revenues	$3,924	$6,156	$12,090
Property Expenses	(1,118)	(1,431)	(3,503)
Depreciation and Amortization	(1,188)	(1,635)	(3,374)
Gain on Sale of Real Estate	7,594	16,820	29,213

Income from Discontinued Operations	$9,212	$19,910	$34,426

OTHER REAL ESTATE PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

6.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Interest paid, net of capitalized interest	$—	$28	$175

Capitalized Interest	$—	$96	$—

Write-off of fully depreciated assets	$5,227	$4,941	$7,894

In conjunction with property and land acquisitions:
Accounts payable and accrued expenses	$(108)	$(644)	$(487)

In conjunction with certain property sales, the Other Real Estate Partnerships provided seller financing on behalf of certain buyers:

	2007	2006	2005

Notes Receivable	$—	$—	$11,265

7.	Future Rental Revenues

The Other Real Estate Partnerships’ properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2007 are approximately as follows:

2008	$38,697
2009	32,240
2010	25,049
2011	17,306
2012	11,412
Thereafter	19,532

Total	$144,236

8.	Related Party Transactions

At December 31, 2007 and 2006 the Other Real Estate Partnerships have a receivable balance of $58,304 and $32,633, respectively, from wholly owned entities of the Company and the Operating Partnership.

9.	Commitments and Contingencies

In the normal course of business, the Other Real Estate Partnerships are involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the combined financial position, operations or liquidity of the Other Real Estate Partnerships.

Two properties have a lease granting the tenant an option to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Other Real Estate Partnerships’ depreciated cost of the asset. The Other Real Estate Partnerships have no notice of any exercise of these tenant purchase options.

FIRSTCAL INDUSTRIAL, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	103
Consolidated Statements of Financial Position of FirstCal Industrial, L.L.C. as of December 31, 2007 and 2006 (not covered by the report included herein)	104
Consolidated Statements of Operations of FirstCal Industrial, L.L.C. for the Years Ended December 31, 2007 and 2006 (not covered by the report included herein) and for the period from March 18, 2005 (inception) to December 31, 2005	105
Consolidated Statements of Changes in Members’ Capital of FirstCal Industrial, L.L.C. for the Years Ended December 31, 2007 and 2006 (not covered by the report included herein) and for the period from March 18, 2005 (inception) to December 31, 2005	106
Consolidated Statements of Cash Flows of FirstCal Industrial, L.L.C. for the Years Ended December 31, 2007 and 2006 (not covered by the report included herein) and for the period from March 18, 2005 (inception) to December 31, 2005	107
Notes to Consolidated Financial Statements	108

Report of Independent Registered Accounting Firm

To the Members of
FirstCal Industrial, LLC:

In our opinion, the accompanying consolidated statements of operations, changes in members’ capital and cash flows present fairly, in all material respects, the results of operations and cash flows of FirstCal Industrial, LLC and its subsidiaries (the “Joint Venture”) for the period from March 18, 2005 (inception) though December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in members’ capital and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in members’ capital and cash flows, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the statements of operations, changes in members’ capital and cash flows. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois

May 16, 2006, except with respect to our opinion on the consolidated statement of operations insofar as it relates to the effects of discontinued operations discussed in Note 5, as to which the date is February 25, 2008.

FIRSTCAL INDUSTRIAL, LLC

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
	2007	2006
	(Not covered by the	(Not covered by the
	report included herein)	report included herein)
	($ in 000’s)

ASSETS
Assets:
Investment in Real Estate:
Land and Land Improvements	$440,136	$257,758
Buildings and Improvements	146,282	142,403
Furniture and Fixtures	106	—
Construction in Progress	83,558	46,776

Gross Real Estate Investment	670,082	446,937
Less: Accumulated Depreciation	(6,420)	(6,416)

Net Investment in Real Estate	663,662	440,521
Real Estate Held for Sale, net of Accumulated Depreciation and Amortization of $2,658 and $717 at December 31, 2007 and December 31, 2006, respectively	57,509	9,411
Cash and Cash Equivalents	13,234	3,018
Restricted Cash	4,238	3,571
Tenant Accounts Receivable, Net	156	384
Deferred Rent Receivable	3,981	923
Deferred Financing Costs, Net	1,943	748
Prepaid Expenses and Other Assets, Net	7,904	15,159

Total Assets	$752,627	$473,735

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Unsecured Line of Credit	$211,015	$305,643
Related Party Notes	277,500	—
Accounts Payable and Accrued Expenses	29,111	18,469
Rents Received in Advance and Security Deposits	1,880	1,344
Other Liabilities, Net	1,138	1,604

Total Liabilities	520,644	327,060

Commitments and Contingencies	—	—
Members’ Capital	231,983	146,675

Total Liabilities and Members’ Capital	$752,627	$473,735

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTCAL INDUSTRIAL, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Period from
	December 31,	December 31,	March 18,
	2007	2006	2005
	(Not covered	(Not covered	(inception) through
	by the report	by the report	December 31,
	included herein)	included herein)	2005
	($ in 000’s)

Revenues:
Rental Income	$7,312	$4,192	$427
Tenant Recoveries and Other Income	2,142	925	94

Total Revenues	9,454	5,117	521

Expenses:
Real Estate Tax	3,544	1,386	258
Repairs and Maintenance	771	261	49
Property Management	134	124	15
Utilities	452	272	21
Insurance	317	67	5
Other	1,208	354	20
General and Administrative	1,305	1,143	246
Depreciation and Other Amortization	5,584	5,837	383

Total Expenses	13,315	9,444	997

Other Income (Expense):
Interest Income	642	283	10
Interest Expense	(19,108)	(12,530)	(3,941)
Amortization of Deferred Financing Costs	(316)	(576)	(221)

Total Other Income (Expense)	(18,782)	(12,823)	(4,152)

Loss from Continuing Operations	$(22,643)	$(17,150)	(4,628)

Income (Loss) from Discontinued Operations (Including Gain on Sale of Real Estate of $35,765, $34,669 and $0 for the years ended December 31, 2007, December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively)	35,160	32,971	(2,096)

Income Before Gain on Sale of Real Estate	$12,517	$15,821	$(6,724)

Gain on Sale of Real Estate	19,411	27,535	9,434

Net Income	$31,928	$43,356	2,710

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTCAL INDUSTRIAL, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (NOT COVERED BY
THE REPORT INCLUDED HEREIN) AND FOR THE PERIOD FROM MARCH 18, 2005
(INCEPTION) THROUGH DECEMBER 31, 2005

	Total	CSJV FirstCal, LLC	FR FirstCal, LLC
		($ in 000’s)

Balance at March 18, 2005 (Inception)	$—	$—	$—
Cash Contributions	126,656	113,990	12,666
Cash Distributions	(26,046)	(19,966)	(6,080)
Net Income	2,711	(1,035)	3,746

Balance at December 31, 2005	$103,321	$92,989	$10,332

Cash Contributions	136,677	123,009	13,668
Cash Distributions	(136,679)	(106,302)	(30,377)
Net Income	43,356	22,311	21,045

Balance at December 31, 2006	$146,675	$132,007	$14,668

Cash Contributions	167,812	151,031	16,781
Cash Distributions	(114,432)	(87,408)	(27,024)
Net Income	31,928	13,080	18,848

Balance at December 31, 2007	$231,983	$208,710	$23,273

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTCAL INDUSTRIAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Period from
	December 31,	December 31,	March 18,
	2007	2006	2005
	(Not covered	(Not covered	(inception) through
	by the report	by the report	December 31,
	included herein)	included herein)	2005
	($ in 000’s)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,928	$43,356	$2,711
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Gain on Sale of Real Estate	(55,176)	(62,204)	(9,434)
Depreciation and Amortization	10,473	14,741	6,735
Deferred Financing Cost Amortization	316	576	221
Provision for Bad Debt	(136)	153	16
Decrease (Increase) in Tenant Accounts Receivable and Prepaid Expenses and Other Assets	(9)	(717)	(1,370)
Increase in Deferred Rent Receivable	(4,183)	(1,075)	(1,074)
Increase in Accounts Payable and Accrued Expenses, Rents Received in Advance and Security Deposits and Other Liabilities	9,082	1,214	1,790

Net Cash Used in Operating Activities	(7,705)	(3,956)	(405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(449,374)	(374,400)	(322,003)
Net Proceeds from Sales of Investments in Real Estate	233,221	275,338	27,309
Increase in Restricted Cash	(599)	(2,293)	—

Net Cash Used in Investing Activities	(216,752)	(101,355)	(294,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Unsecured Lines of Credit	283,138	442,608	188,938
Repayments on Unsecured Lines of Credit	(377,766)	(314,588)	(11,315)
Proceeds / (Repayments of) from Related Party Note	277,500	(30,964)	30,964
Cost of Debt Issuance	(1,511)	(594)	(951)
Increase in Restricted Cash	(68)	(1,278)	—
Contributions from Members	167,812	136,677	126,656
Distributions to Members	(114,432)	(136,679)	(26,046)

Net Cash Provided by Financing Activities	234,673	95,182	308,246

Net Increase / (Decrease) in Cash and Cash Equivalents	10,216	(10,129)	13,147

Cash and Cash Equivalents, Beginning of Period	3,018	13,147	—

Cash and Cash Equivalents, End of Period	$13,234	$3,018	$13,147

Supplemental Information:
Interest Paid, Net of Capitalized Interest	$18,548	$11,666	$3,470

Capitalized Interest	$3,397	$1,480	$292

Accounts Receivable Write Off	$250	$—	$—

Non-Cash Investing Activities:
Security Deposits Assumed in Conjunction with the Acquisition of Real Estate	$—	$330	$1,078

Real Estate Taxes Assumed in Conjunction with the Acquisition of Real Estate	$285	$140	$82

Liabilities Assumed in Conjunction with Sale of Real Estate	$1,954	$368	$534

Capital Expenditures Recorded, Included in Liabilities	$2,212	$5,512	$9,476

Write-off of Fully Amortized Assets	$2,181	$3,588	$1,653

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

1.	Organization and Formation of Joint Venture

FirstCal Industrial, LLC (the “Joint Venture”) was organized in the state of Delaware on March 18, 2005. The Joint Venture was formed to invest in, own, develop, redevelop, operate and hold for long term capital appreciation interests in certain industrial properties. CSJV FirstCal, LLC, a wholly owned subsidiary of California State Teachers’ Retirement System, holds a 90% membership interest. FR FirstCal, LLC, a wholly owned subsidiary of First Industrial Investment, Inc. (“FIII”), holds the remaining 10% membership interest and acts as manager to the Joint Venture. FIII is a wholly owned subsidiary of First Industrial, LP (“FILP”). FILP is a limited partnership organized in the state of Delaware on November 23, 1993. The sole general partner of FILP is First Industrial Realty Trust, Inc. (the “REIT”) which is a real estate investment trust organized in the state of Maryland on August 10, 1993.

The Joint Venture finances its investments with capital contributions from its Members, or proceeds from its unsecured line of credits or such other financing as the Members deem appropriate. Properties are managed on a day to day basis by FirstCal Industrial Property Manager, LLC, a wholly owned subsidiary of First Industrial LP (“FILP”) through August 14, 2006 and a wholly owned subsidiary of FIII thereafter. Major decisions are made by the board of the Joint Venture.

As of December 31, 2007, the Joint Venture owned 24 industrial properties comprising approximately 5.0 million square feet (unaudited) of gross leaseable area (“GLA”) and several land parcels. The Joint Venture had 18 development projects in progress. As of December 31, 2006, the Joint Venture owned 45 industrial properties comprising approximately 4.7 million square feet (unaudited) of GLA and several land parcels, and had 22 development projects in progress.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005 reflect the assets, liabilities, results of operations and cash flows of the Joint Venture on a consolidated basis in accordance with generally accepted accounting principles (“GAAP”). The Joint Venture wholly owns Limited Liability Companies (“LLCs”), whose purpose is to hold, develop and operate single industrial properties. The financial statements presented consolidate the wholly owned LLCs. All inter-company transactions have been eliminated.

Management Estimates

In order to conform with GAAP, management, in preparation of the Joint Venture’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2007 and December 31, 2006 and the reported amounts of revenues and expenses for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005. Actual results differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

Restricted Cash

At December 31, 2007 and December 31, 2006, restricted cash includes cash held in escrow accounts managed by third parties for earnest deposits on prospective property and land acquisitions and miscellaneous obligations arising from the sales of certain properties. At December 31, 2007 and December 31, 2006, restricted cash also includes gross proceeds from the sales of certain properties which will be disbursed to FR FirstCal, LLC upon satisfaction of the terms of a resolution passed by the board of the Joint Venture.

Investment in Real Estate and Depreciation

Investment in real estate is carried at cost. The Joint Venture reviews its properties on an annual basis for impairment. To determine if an impairment may exist, the Joint Venture reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Joint Venture estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, the Joint Venture will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Joint Venture ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely and, as a result, the Joint Venture decides not to sell a property previously classified as held for sale, the Joint Venture will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Joint Venture determines fair value of properties that are held for use by discounting the future expected cash flows of the properties. To calculate the fair value of properties held for sale, the Joint Venture deducts from the contract price of the property the estimated costs to close the sale. The Joint Venture classifies properties as held for sale when the board of the Joint Venture approves the sale of the property.

Costs such as interest, real estate taxes and other directly related costs incurred during construction periods begin to be capitalized to the development projects from the point the Joint Venture is undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy. Upon substantial completion, the Joint Venture reclassifies construction in progress to building, tenant improvements and leasing commissions. Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Buildings and Improvements	10 to 45
Land Improvements	3 to 15

Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

The Joint Venture accounts for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations”. Upon acquisition of a property, the Joint Venture allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

commissions and intangible assets including in-place leases, tenant relationships, above market and below market leases. The Joint Venture allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term and are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income on the Joint Venture’s consolidated statement of operations.

The purchase price is further allocated to in-place lease and tenant relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Joint Venture’s overall relationship with the respective tenant. The value of in-place lease intangible assets are amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationship is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. If a tenant terminates its lease before maturity, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases, in-place lease and the tenant relationship value is immediately expensed.

Deferred leasing intangibles included in the Joint Venture’s Other Assets and Real Estate Held for Sale consist of the following:

	December 31,	December 31,
	2007	2006

In-Place Leases	$1,672	$6,585
Less: Accumulated Amortization	(666)	(1,760)

	$1,006	$4,825

Above Market Leases	$741	$5,349
Less: Accumulated Amortization	(465)	(604)

	$276	$4,745

Tenant Relationship	$609	$2,721
Less: Accumulated Amortization	(121)	(249)

	$488	$2,472

Deferred Leasing Intangibles included in the Joint Venture’s other liabilities consist of the following:

Below Market Leases	$135	$1,336
Less: Accumulated Amortization	(110)	(444)

	$25	$892

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $1,878, $4,905, and $1,807, for the years ended December 31, 2007 and 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. Rental revenues decreased by $299, $174, and $197 related to amortization of above/(below) market leases for the years ended December 31, 2007 and 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. We will recognize net

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

amortization expense related to the deferred leasing intangibles over the next five years, for properties owned as of December 31, 2007, as follows:

		Estimated Net
	Estimated Net	Decrease to
	Amortization of	Rental Revenues
	In-Place Leases	Related to
	and Tenant	Above and Below
	Relationships	Market Leases

2008	$374	$152
2009	287	93
2010	263	5
2011	206	1
2012	169	—

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs at December 31, 2007 and December 31, 2006 was $1,113 and $797, respectively. Unamortized deferred financing costs are immediately expensed when debt is retired before the maturity date.

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Joint Venture.

Revenue is recognized on payments received from tenants for early lease terminations after the Joint Venture determines that all the necessary criteria have been met in accordance with FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

The Joint Venture provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $33 and $169 as of December 31, 2007 and December 31, 2006, respectively.

Gain on Sale of Real Estate

Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Joint Venture after completion of each sale are included in the determination of the gains on sales.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

Income Taxes

In accordance with limited liability company taxation, each of the members is responsible for reporting their share of taxable income or loss. Accordingly, no provision has been made in the consolidated financial statements for federal income taxes. Certain subsidiaries are subject to state and franchise taxes. The provision for state income and franchise taxes has been allocated to General and Administrative expense and Income from Discontinued Operations in the consolidated statements of operations and has not been separately stated.

Fair Value of Financial Instruments

FASB Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. The Joint Venture’s financial instruments include net tenant accounts receivable, accounts payable, other accrued expenses, related party notes and unsecured lines of credit.

The fair values of the net tenant accounts receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values due to the short-term nature of these financial instruments. See Note 3 for the fair values of the unsecured lines of credit and related party notes.

Discontinued Operations

FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Joint Venture as a result of the disposal transaction and (b) the Joint Venture will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior period consolidated statements of operations.

3.	Unsecured Lines of Credit and Due to Related Party

On March 18, 2005, the Joint Venture entered into a revolving unsecured line of credit (the “March 2005 LOC”) with a borrowing capacity of $100,000 which matured on June 16, 2005 and bore interest at a floating rate of LIBOR plus 0.675%. The March 2005 LOC was paid off and retired utilizing proceeds received under the June 2005 LOC (as defined below).

On June 6, 2005, the Joint Venture entered into a revolving unsecured line of credit (the “June 2005 LOC”) with a borrowing capacity of $125,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $200,000, which had a maturity date of December 17, 2007 and bears interest at a floating rate of LIBOR plus 0.675%. On August 18, 2005, the Joint Venture amended the June 2005 LOC to increase the borrowing capacity to $180,000. On January 13, 2006, the Joint Venture entered into a second amendment to the June 2005 LOC to increase the borrowing capacity to $300,000 subject to certain conditions. On August 14, 2006, the Joint Venture entered into a third amendment to the June 2005 LOC to extend the maturity date to April 21, 2009. The unsecured line of credit contains certain covenants, including limitations on occurrence of debt and debt service coverage. The Joint Venture is in compliance with these covenants at December 31, 2007 and 2006.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

On November 14, 2005, the Joint Venture entered into a note payable (the “November 2005 Note”) to FirstCal Industrial 2, LLC, a joint venture between CSJV FirstCal 2, LLC and FR FirstCal 2, LLC, which are wholly owned entities of the California State Teachers’ Retirement System and FIII, respectively. The November 2005 Note had a borrowing capacity of $36,000, matured on September 30, 2006 and bore interest at a floating rate of LIBOR plus 0.65%. The Joint Venture paid off the November 2005 Note in January 2006 utilizing proceeds received under the January 2006 LOC (as defined below).

On January 13, 2006, the Joint Venture entered into an unsecured line of credit (the “January 2006 LOC”) which has a borrowing capacity of $125,000, matures on January 31, 2009 and bears a fixed interest rate of 5.065%. The unsecured line of credit contains certain covenants, including limitations on occurrence of debt and debt service coverage. The Joint Venture is in compliance with these covenants at December 31, 2007 and 2006.

On February 1, 2006, the Joint Venture entered into an unsecured line of credit (the “February 2006 LOC”) which has a borrowing capacity of $75,000, matures on February 1, 2009 and bears a fixed interest rate of 5.95%. The unsecured line of credit contains certain covenants, including limitations on occurrence of debt and debt service coverage. The Joint Venture is in compliance with these covenants at December 31, 2007 and 2006

On June 4, 2007, the Joint Venture entered into a note payable (the “June 2007 Note”) to FirstCal Industrial 2, LLC. The June 2007 Note matures on September 30, 2009 and bears interest at a floating rate of the Effective Federal Funds Rate plus 0.85%. The outstanding balance at December 31, 2007 totaled $155,000, which is reflected on the consolidated balance sheet as Related Party Notes.

On November 15, 2007, the Joint Venture entered into a note payable (the “November 2007 Note I”) to FirstCal Industrial 3, LLC, a joint venture between CSJV FirstCal 3, LLC and FR FirstCal 3, LLC, which are wholly owned entities of the California State Teachers’ Retirement System and FIII respectively. The November 2007 Note I matures on November 15, 2011 and bears interest at a floating rate of LIBOR plus 0.375%. The outstanding balance at December 31, 2007 totaled $100,000, which is reflected on the consolidated balance sheet as Related Party Notes.

On November 15, 2007, the Joint Venture entered into a note payable (the “November 2007 Note II”) to FirstCal Industrial 3, LLC. The November 2007 Note II matures on November 15, 2013 and bears interest at a floating rate of LIBOR plus 0.4%. The outstanding balance at December 31, 2007 totaled $22,500, which is reflected on the consolidated balance sheet as Related Party Notes.

All lines of credit are guaranteed by California State Teachers’ Retirement System, sole owner of the CSJV FirstCal, LLC member.

The net unamortized deferred financing fees related to the lines of credit are being amortized over the life of the lines of credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.”

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

The following table discloses certain information regarding the Joint Venture’s unsecured lines of credit and the related party notes:

	Outstanding	Accrued
	Balance at	Interest at	Interest Rate at
	December 31,	December 31,	December 31,	Maturity
	2007	2007	2007	Date

Unsecured Lines of Credit
June 2005 LOC	$11,015	$78	7.250%	4/21/2009
January 2006 LOC	125,000	510	5.065%	1/1/2009
February 2006 LOC	75,000	360	5.953%	2/1/2009

Total	$211,015	$948

Related Party Notes
June 2007 Note	$155,000	$671	3.910%	9/30/2009
November 2007 Note I	100,000	225	5.405%	11/15/2011
November 2007 Note II	22,500	51	5.430%	11/15/2013

Total	$277,500	$1,895

	Outstanding	Accrued
	Balance at	Interest at	Interest Rate at
	December 31,	December 31,	December 31,	Maturity
	2006	2006	2006	Date

Unsecured Lines of Credit
June 2005 LOC	$105,643	$406	5.646%	4/21/2009
January 2006 LOC	125,000	545	5.065%	1/1/2009
February 2006 LOC	75,000	384	5.953%	2/1/2009

Total	$305,643	$1,335

The following is a schedule of the stated maturities and scheduled principal payments of the unsecured lines of credit inclusive of related party debt:

Amount

2008	$—
2009	366,015
2010	—
2011	100,000
2012	—
Thereafter	22,500

Total	$488,515

The Joint Venture is charged an unused commitment fee that is equal to 0.15% of the unused portion of the June 2005 LOC. Total fees are $135, $119 and $24 for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively, and are recorded in General and Administrative expense.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

Fair Value of Financial Instruments

At December 31, 2007 and December 31, 2006 the fair value of the Joint Venture’s unsecured lines of credit were as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Unsecured Lines of Credit
June 2005 LOC	$11,015	$11,015	$105,643	$105,643
January 2006 LOC	125,000	119,831	125,000	123,294
February 2006 LOC	75,000	72,200	75,000	75,686

Total	$211,015	$203,046	$305,643	$304,623

Related Party Notes
June 2007 Note	155,000	155,000	—	—
November 2007 Note I	100,000	100,000	—	—
November 2007 Note II	22,500	22,500	—	—

Total	$277,500	$277,500	$—	$—

The fair values of the January 2006 LOC and February 2006 LOC were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair values of the June 2005 LOC, June 2007 Note, November 2007 Note I and November Note II approximate their carrying values due to the variable interest rate nature of the loans.

4.	Acquisition and Development of Real Estate

In 2007, the Joint Venture acquired three industrial properties comprising, in aggregate, approximately 1.2 million square feet (unaudited) of GLA and several land parcels for approximately $289,359, excluding costs of $3,394 incurred in conjunction with the acquisition of the properties. The Joint Venture also substantially completed development of four properties comprising approximately 2.0 million square feet (unaudited) of GLA for approximately $87,554. The Joint Venture reclassified the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

On March 2, 2007, the Joint Venture acquired an operating golf course in Litchfield Park, Arizona, for purposes of future development. The following are the results of operations for the ownership period in 2007. The Total Revenues are included in Other Income in the consolidated statement of operations and Costs of Goods Sold and Operating Expenses are included in Other Expenses in the consolidated statement of operations:

Total Revenues	$941
Cost of Goods Sold	(134)
Operating Expenses	(594)
General and Administrative	(151)

Income from Operations	$62

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

In 2006, the Joint Venture acquired 21 industrial properties comprising, in aggregate, approximately 3.1 million square feet (unaudited) of GLA and several land parcels for approximately $298,031, excluding costs of $4,966 incurred in conjunction with the acquisition of the properties. The Joint Venture also substantially completed development of three properties comprising approximately 0.8 million square feet (unaudited) of GLA at a cost of approximately $35,367. The Joint Venture reclassified the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

In 2005, the Joint Venture acquired 47 industrial properties comprising, in aggregate, approximately 4.2 million square feet (unaudited) of GLA and several land parcels. The gross purchase price for 47 industrial properties and several land parcels totaled approximately $309,308, excluding costs of $1,198 incurred in conjunction with the acquisition of the properties

Intangible Assets Subject To Amortization in the Period of Acquisition

There were no in-place leases, above market leases, leasing commissions, tenant relationships and below market leases recorded as a result of the 2007 acquisitions.

The fair value of in-place leases, above market leases, leasing commissions and tenant relationships recorded as a result of the 2006 acquisitions was $3,925, $3,898, $1,262 and $3,169, respectively. The fair value of below market leases recorded as a result of the 2006 acquisitions was $1,065. The weighted average life in months of in-place leases, above market leases, leasing commissions and tenant relationships recorded as a result of 2006 acquisitions were 38, 114, 79 and 86 months, respectively. The weighted average life in months of below market leases recorded as a result of 2006 acquisitions was 25 months.

5.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

In 2007, the Joint Venture sold 31 industrial properties comprising, in aggregate, approximately 3.1 million square feet (unaudited) of GLA and eight land parcels. Gross proceeds from the sales of the 31 industrial properties and eight land parcels were approximately $244,767. The gain on sale of real estate was approximately $55,176, of which $35,765 is shown in discontinued operations as 28 of the 31 properties meet the criteria of FAS 144. The results of operations and gain on sale of real estate for the three properties and eight land parcels that do not meet the criteria established by FAS 144 are included in Gain on Sale of Real Estate in continuing operations.

In 2006, the Joint Venture sold 26 industrial properties comprising, in aggregate, approximately 3.3 million square feet (unaudited) of GLA and seven land parcels. Gross proceeds from the sales of the 26 industrial properties and seven land parcels were approximately $287,106. The gain on sale of real estate was approximately $62,204, of which $34,669 is shown in discontinued operations as all 26 properties meet the criteria of FAS 144. The results of operations and gain on sale of real estate for the seven land parcels that do not meet the criteria established by FAS 144 are included in Gain on Sale of Real Estate in continuing operations.

In 2005, the Joint Venture sold two land parcels. Gross proceeds from the sales of the two land parcels were $28,908. The gain on sale of real estate was approximately $9,434. The two land parcels do not meet the criteria established by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) to be included in discontinued operations.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

At December 31, 2007, the Joint Venture had six industrial properties comprising approximately 0.9 million square feet (unaudited) of GLA held for sale. In accordance with FAS 144, the results of operations of the six industrial properties held for sale at December 31, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005.

	2007	2006	2005

Total Revenues	$7,769	$12,894	$6,881
Operating Expenses	(3,439)	(5,309)	(2,552)
Depreciation and Amortization	(4,588)	(8,729)	(6,155)
General and Administrative	(347)	(554)	(270)
Gain on Sale of Real Estate	35,765	34,669	—

Income (Loss) from Discontinued Operations	$35,160	$32,971	$(2,096)

6.	Future Minimum Rental Revenues

The Joint Venture’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments from rent, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2007 are approximately as follows:

2008	$13,739
2009	13,256
2010	13,194
2011	13,167
2012	12,924
Thereafter	56,975

Total	$123,255

Credit Risk

For the year ended December 31, 2007, JC Penney Corporation accounted for 14.3% of rental revenue. For the year ended December 31, 2006, no individual tenants accounted for more than 10% of rental revenue. For the period of March 18, 2005 (inception) through December 31, 2005, Edron Fixture Corporation accounted for 18.5% of rental revenue.

7.	Member’s Equity

Capital Contributions

The Members are required to make capital contributions in accordance with their ownership percentages from time to time as required by the LLC agreement.

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

Distributions and Allocations of Profits and Losses

Distributions of operating cash flows are made to Members in proportion to their ownership interests. Distributions of extraordinary cash flows from a capital event are distributed to the Members with FR FirstCal, LLC receiving a higher allocation of distributions compared to its ownership interest if certain IRR hurdles are met.

8.	Related Party Transactions

In 2007, the Joint Venture sold one parcel of land to FIII and one parcel of land to FILP, the sole owner of FIII. Gross proceeds from the sales of the two land parcels were approximately $10,093. The gain on sale of real estate was approximately $3,524.

The Joint Venture acquired two land parcels in June 2006 from FIII for a total purchase price of $12,305.

The Joint Venture acquired six industrial properties and several land parcels in March 2005 from FILP for a total purchase price of $77,061. An additional industrial property was acquired from FILP in June 2005 for a purchase price of $7,000. The Joint Venture acquired one industrial property from the REIT in June 2005 for a purchase price of $3,580.

The properties owned by the Joint Venture are managed by FR FirstCal, LLC, a wholly owned subsidiary of FIII, which is a 10% member of the Joint Venture. Fees earned by FIII from the Joint Venture through its wholly owned subsidiaries include portfolio management fees, development fees and disposition fees. Portfolio management fees totaled $420, $270 and $195 for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. The portfolio management fee is a fixed amount per year plus a percentage of the Excess Management Fee Basis, as defined per the Joint Venture Operating Agreement, of $500,000, which was achieved in 2006. The portfolio management fees were prorated for 2005, based on the fixed rate of $250 per year. Development fees, which are based on a percentage of any hard or soft costs incurred with respect to the construction, development or repositioning of a property, totaled $7,282, $3,041 and $1,091 for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. Disposition fees are based on the market rate that would be paid for the sale of similar properties, in the geographic market in which the property is located, provided there is no external broker or a percentage of the sales price if an external broker is engaged. The Joint Venture paid $864, $1,094 and $196 of disposition fees for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. FILP, the sole owner of FIII, earns property management fees, leasing fees and administrative fees through its wholly owned subsidiaries. As of August 15, 2006, the property management, leasing management and administration was assigned to FIII. Property management fees incurred are based on a percentage of gross receipts. Property Management fees totaled $362, $478 and $190 for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. Leasing fees are based on the market rate provided there is no tenant broker or a percentage of the market rate if there is a tenant broker. Leasing fees totaled $1,984, $895 and $215 for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively. Administrative fees related to reimbursement for FIII employees managing the Joint Venture properties totaled $242, $268 and $29 for the years ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 through December 31, 2005, respectively.

In 2007 and 2006, the Joint Venture engaged FIII to act as general contractor for several development projects. Under the terms of the contract between FIII and the Joint Venture, general contracting fees incurred

FIRSTCAL INDUSTRIAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AMOUNTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS THEN ENDED NOT
COVERED BY THE REPORT INCLUDED HEREIN
($ in 000’s)

are based on a percentage of hard costs. These fees totaled $719 and $941 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and December 31, 2006, the Joint Venture accrued property management fees, portfolio management fees, development fees, maintenance services, construction reimbursements and other reimbursements payable to FIII and FILP of $3,259 and $5,711, respectively.

As stated in Note 3, the Joint Venture entered into a note payable to FirstCal Industrial 2, LLC, a joint venture between CSJV FirstCal 2, LLC and FR FirstCal 2, LLC, which are wholly owned entities of the California State Teachers’ Retirement System and FIII, respectively. Additionally, the Joint Venture entered into a note payable to FirstCal Industrial 3, LLC, a joint venture between CSJV FirstCal 3, LLC and FR FirstCal 3, LLC, which are wholly owned entities of the California State Teachers’ Retirement System and FIII, respectively. In 2005, the Joint Venture entered into a revolving line of credit with FirstCal Industrial 2, LLC, which was paid off in January 2006.

9.	Commitments and Contingencies

In the normal course of business, the Joint Venture is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Joint Venture.

The Joint Venture has committed to the construction of certain industrial properties totaling approximately 10.7 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $855.6 million (unaudited). Of this amount, approximately $383.2 million (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

10.	Subsequent Events

During the period from January 1, 2008 through February 21, 2008, the Joint Venture acquired 2 land parcels. The gross purchase price for the land parcels was approximately $19,098, excluding costs incurred in conjunction with the acquisition of the properties.

On January 25, 2008, the Joint Venture entered into a note payable (the “January 2008 Note”) to FirstCal Industrial 2, LLC. The January 2008 Note matures on September 30, 2009 and bears interest at a floating rate of LIBOR plus 0.65%. As of the issuance date of the report, $122,500 has been drawn upon. On January 25, 2008, the Joint Venture paid off the November 2007 Note I and the November 2007 Note II using proceeds received under the January 2008 Note.

During the period January 1, 2008 through February 21, 2008, the Joint Venture received contributions totaling $16,529 from the members of the Joint Venture and distributed $1,347 to the members of the Joint Venture.

FIRST INDUSTRIAL, LP.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

Atlanta

1650 GA Highway 155	McDonough, GA		$788	$4,544	$289	$788	$4,833	$5,622	$1,576	1994	(m	)

1665 Dogwood Drive	Conyers, GA		635	3,662	482	635	4,144	4,778	1,618	1994	(m	)

1715 Dogwood Drive	Conyers, GA		288	1,675	1,744	288	3,419	3,707	639	1994	(m	)

11235 Harland Drive	Covington, GA		125	739	161	125	900	1,024	278	1994	(m	)

4050 Southmeadow Parkway	Atlanta, GA		401	2,813	328	425	3,117	3,542	1,113	1994	(m	)

4051 Southmeadow Parkway	Atlanta, GA		726	4,130	1,328	726	5,458	6,184	1,939	1994	(m	)

4071 Southmeadow Parkway	Atlanta, GA		750	4,460	1,307	828	5,690	6,517	1,816	1994	(m	)

4081 Southmeadow Parkway	Atlanta, GA		1,012	5,918	1,733	1,157	7,506	8,663	2,321	1994	(m	)

370 Great Southwest Parkway(d)	Atlanta, GA		527	2,984	655	546	3,619	4,165	1,080	1996	(m	)

955 Cobb Place	Kennesaw, GA		780	4,420	636	804	5,032	5,836	1,325	1997	(m	)

1256 Oakbrook Drive	Norcross, GA		336	1,907	387	339	2,291	2,630	468	2001	(m	)

1265 Oakbrook Drive	Norcross, GA		307	1,742	636	309	2,377	2,686	427	2001	(m	)

1266 Oakbrook Drive	Norcross, GA		234	1,326	141	235	1,465	1,701	244	2001	(m	)

1280 Oakbrook Drive	Norcross, GA		281	1,592	346	283	1,937	2,219	370	2001	(m	)

1300 Oakbrook Drive	Norcross, GA		420	2,381	209	423	2,588	3,011	410	2001	(m	)

1325 Oakbrook Drive	Norcross, GA		332	1,879	320	334	2,197	2,531	385	2001	(m	)

1351 Oakbrook Drive	Norcross, GA		370	2,099	246	373	2,343	2,716	388	2001	(m	)

1346 Oakbrook Drive	Norcross, GA		740	4,192	489	744	4,676	5,420	719	2001	(m	)

1412 Oakbrook Drive	Norcross, GA		313	1,776	198	315	1,972	2,288	352	2001	(m	)

Greenwood Industrrial Park	McDonough, GA		1,550	—	7,485	1,550	7,485	9,035	629	2004	(m	)

3060 South Park Blvd	Ellenwood, GA		1,600	12,464	862	1,603	13,323	14,926	1,781	2003	(m	)

46 Kent Drive	Cartersville, GA		875	2,476	13	879	2,485	3,364	241	2005	(m	)

100 Dorris Williams Industrial -King	Atlanta, GA	(n)	401	3,754	42	406	3,791	4,197	560	2005	(m	)

605 Stonehill Diver	Atlanta, GA		485	1,979	27	490	2,001	2,491	538	2005	(m	)

6514 Warren Drive	Norcross, GA		510	1,250	(132)	513	1,115	1,628	105	2005	(m	)

6544 Warren Drive	Norcross, GA		711	2,310	63	715	2,369	3,083	259	2005	(m	)

720 Industrial Boulevard	Dublin, GA		250	2,632	40	255	2,667	2,922	723	2005	(m	)

5356 East Ponce DeLeon	One Mountain, GA		604	3,888	12	610	3,894	4,504	547	2005	(m	)

5390 East Ponce DeLeon	One Mountain, GA		397	1,791	16	402	1,802	2,204	227	2005	(m	)

1755 Enterprise Drive	Buford, GA		712	2,118	52	716	2,166	2,882	179	2006	(m	)

4555 Atwater Court	Buford, GA		881	3,550	300	885	3,846	4,731	280	2006	(m	)

80 Liberty Industrial Parkway	McDonough, GA		756	3,695	176	763	3,864	4,627	139	2007	(m	)

195 & 197 Collins Boulevard	Athens, GA		1,410	5,344	65	1,426	5,393	6,819	1,388	2005	(m	)

596 Bonnie Valentine Way	Pendergrass, GA		2,580	21,730	144	2,596	21,857	24,454	53	2007	(m	)

Baltimore

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

1820 Portal	Baltimore, MD		884	4,891	455	899	5,330	6,230	1,284	1998	(m	)

8900 Yellow Brick Road	Baltimore, MD		447	2,473	384	475	2,829	3,304	672	1998	(m	)

9700 Martin Luther King Hwy	Lanham, MD		700	1,920	728	700	2,648	3,348	625	2003	(m	)

9730 Martin Luther King Hwy	Lanham, MD		500	955	501	500	1,456	1,956	286	2003	(m	)

4621 Boston Way	Lanham, MD		1,100	3,070	780	1,100	3,850	4,950	788	2003	(m	)

4720 Boston Way	Lanham, MD		1,200	2,174	686	1,200	2,860	4,060	669	2003	(m	)

2250 Randolph Drive	Dulles, VA		3,200	8,187	36	3,208	8,215	11,423	944	2004	(m	)

22630 Dulles Summit Court	Dulles, VA		2,200	9,346	128	2,206	9,468	11,674	1,097	2004	(m	)

4201 Forbes Boulevard	Lanham, MD		356	1,823	396	375	2,200	2,575	319	2005	(m	)

4370-4383 Lottsford Vista Road	Lanham, MD		279	1,358	192	296	1,533	1,829	174	2005	(m	)

4400 Lottsford Vista Road	Lanham, MD		351	1,955	93	372	2,027	2,399	185	2005	(m	)

4420 Lottsford Vista Road	Lanham, MD		539	2,196	241	568	2,408	2,976	254	2005	(m	)

11204 McCormick Road	Hunt Valley, MD		1,017	3,132	99	1,038	3,210	4,248	341	2005	(m	)

11110 Pepper Road	Hunt Valley, MD		918	2,529	253	938	2,762	3,700	299	2005	(m	)

11100 Gilroy Road	Hunt Valley, MD		901	1,455	43	919	1,480	2,399	206	2005	(m	)

336 Clubhouse	Hunt Valley, MD		982	3,158	633	1,004	3,769	4,773	545	2005	(m	)

10709 Gilroy Road	Hunt Valley, MD		907	2,884	(173)	913	2,705	3,618	375	2005	(m	)

10947 Golden West	Hunt Valley, MD		1,134	3,436	70	1,135	3,504	4,640	322	2005	(m	)

7120-7132 Ambassador Road	Hunt Valley, MD		829	1,329	254	847	1,565	2,412	230	2005	(m	)

7142 Ambassador Road	Hunt Valley, MD		924	2,876	115	942	2,973	3,915	229	2005	(m	)

7144-7160 Ambassador Road	Hunt Valley, MD		979	1,672	101	1,000	1,752	2,752	302	2005	(m	)

7200 Rutherford	Hunt Valley, MD		1,032	2,150	122	1,054	2,250	3,304	316	2005	(m	)

2700 Lord Baltimore	Hunt Valley, MD		875	1,826	262	897	2,066	2,963	346	2005	(m	)

9800 Martin Luther King Hwy	Lanham, MD		1,200	2,457	309	1,200	2,766	3,966	478	2003	(m	)

Central Pennsylvania

16522 Hunters Green Parkway	Hagerstown, MD	(o)	1,390	13,104	3,902	1,863	16,534	18,396	1,903	2003	(m	)

Golden Eagle Business Center	Harrisburg, PA		585	3,176	120	601	3,281	3,881	302	2005	(m	)

320 Museum Road	Washington, PA		201	1,819	57	208	1,869	2,077	237	2005	(m	)

Chicago

3600 West Pratt Avenue	Lincolnwood, IL		1,050	5,767	1,199	1,050	6,966	8,016	2,368	1994	(m	)

6750 South Sayre Avenue	Bedford Park, IL		224	1,309	585	224	1,894	2,118	561	1994	(m	)

585 Slawin Court	Mount Prospect, IL		611	3,505	941	611	4,446	5,058	1,230	1994	(m	)

2300 Windsor Court	Addison, IL		688	3,943	590	696	4,525	5,221	1,625	1994	(m	)

3505 Thayer Court	Aurora, IL		430	2,472	33	430	2,505	2,936	844	1994	(m	)

305-311 Era Drive	Northbrook, IL		200	1,154	146	205	1,296	1,501	431	1994	(m	)

12241 Melrose Street	Franklin Park, IL		332	1,931	1,901	469	3,695	4,164	1,480	1995	(m	)

11939 S Central Avenue	Alsip, IL		1,208	6,843	3,185	1,305	9,931	11,235	2,440	1997	(m	)

405 East Shawmut	LaGrange, IL		368	2,083	434	388	2,497	2,884	675	1997	(m	)

1010-50 Sesame Street	Bensenville, IL		979	5,546	2,300	1,048	7,776	8,825	1,688	1997	(m	)

7501 S. Pulaski	Chicago, IL		318	2,038	895	318	2,934	3,251	669	1997	(m	)

385 Fenton Lane	West Chicago, IL		868	4,918	(242)	884	4,658	5,543	1,198	1998	(m	)

905 Paramount	Batavia, IL		243	1,375	439	252	1,804	2,056	459	1998	(m	)

1005 Paramount	Batavia, IL		282	1,600	451	293	2,040	2,333	546	1998	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

2120-24 Roberts	Broadview, IL		220	1,248	460	231	1,698	1,929	456	1998	(m	)

700 Business Center Drive	Mount Prospect, IL		270	1,492	297	288	1,771	2,059	287	2000	(m	)

800 Business Center Drive	Mount Prospect, IL		631	3,493	237	666	3,695	4,361	630	2000	(m	)

580 Slawin Court	Mount Prospect, IL		233	1,292	234	254	1,505	1,760	255	2000	(m	)

1150 Feehanville Drive	Mount Prospect, IL		260	1,437	131	273	1,555	1,829	291	2000	(m	)

19W661 101st Street	Lemont, IL		1,200	6,643	2,300	1,220	8,923	10,142	1,692	2001	(m	)

175 Wall Street	Glendale Heights, IL		427	2,363	163	433	2,520	2,953	377	2002	(m	)

800-820 Thorndale Avenue	Bensenville, IL		751	4,159	637	761	4,786	5,547	623	2002	(m	)

1661 Feehanville Drive	Mount Prospect, IL		985	5,455	1,962	1,044	7,358	8,402	1,395	2004	(m	)

2250 Arthur Avenue	Elk Grove Village, IL		800	1,543	(3)	811	1,529	2,340	330	2004	(m	)

1850 Touhy & 1158-60 McCage Ave	Elk Grove Village, IL		1,500	4,842	57	1,514	4,885	6,399	795	2004	(m	)

1088-1130 Thorndale Avenue	Bensenville, IL		2,103	3,674	4	2,108	3,673	5,781	496	2005	(m	)

855-891 Busse(Route 83)	Bensenville, IL		1,597	2,767	(28)	1,601	2,735	4,336	363	2005	(m	)

1060-1074 W. Thorndale Ave	Bensenville, IL		1,704	2,108	31	1,709	2,134	3,843	341	2005	(m	)

400 Crossroads Parkway	Bolingbrook, IL		1,178	9,453	723	1,181	10,173	11,354	971	2005	(m	)

7609 West Industrial Drive	Forest Park, IL		1,207	2,343	207	1,213	2,544	3,757	347	2005	(m	)

7801 West Industrial Drive	Forest Park, IL		1,215	3,020	19	1,220	3,034	4,254	425	2005	(m	)

1111 Davis Road	Elgin, IL		998	1,859	635	1,046	2,447	3,493	460	2006	(m	)

2900 W 166th St	Markham, IL		1,132	4,293	2	1,133	4,294	5,427	268	2007	(m	)

555 W Algonquin Rd	Arlington Heights, IL		574	741	2,049	579	2,785	3,364	48	2007	(m	)

7000 W 60th Street	Chicago, IL		609	932	106	667	980	1,647	23	2007	(m	)

251 Airport Road	Aurora, IL		983	—	6,659	983	6,660	7,642	1,302	2002	(m	)

725 Kimberly Drive	Carol Stream, IL		793	1,395	(20)	801	1,367	2,168	156	2005	(m	)

17001 S. Vincennes	Thornton, IL		497	504	30	513	518	1,031	120	2005	(m	)

Cincinnati

9900-9970 Princeton	Cincinnati, OH		545	3,088	2,179	566	5,245	5,811	1,748	1996	(m	)

2940 Highland Avenue	Cincinnati, OH		1,717	9,730	2,162	1,772	11,837	13,609	3,894	1996	(m	)

4700-4750 Creek Road	Blue Ash, OH		1,080	6,118	673	1,109	6,761	7,870	2,116	1996	(m	)

12072 Best Place	Springboro, OH		426	—	3,198	443	3,181	3,625	801	1998	(m	)

901 Pleasant Valley Drive	Springboro, OH		304	1,721	332	316	2,042	2,357	490	1998	(m	)

4434 Mulhauser Road	Cincinnati, OH		444	16	4,721	463	4,718	5,181	954	1999	(m	)

9449 Glades Drive	Hamilton, OH		465	—	4,057	477	4,045	4,522	753	2000	(m	)

4436 Muhlhauser Road	Hamilton, OH		630	—	5,672	630	5,672	6,302	1,225	2002	(m	)

4438 Muhlhauser Road	Hamilton, OH		779	—	7,354	779	7,354	8,133	1,406	2002	(m	)

9525 Glades Drive	West Chester, OH		347	1,323	37	355	1,351	1,707	71	2007	(m	)

9776-9876 Windisch Road	West Chester, OH		392	1,744	11	394	1,753	2,147	41	2007	(m	)

9810-9822 Windisch Road	West Chester, OH		395	2,541	16	397	2,556	2,952	39	2007	(m	)

9842-9862 Windisch Road	West Chester, OH		506	3,148	22	508	3,168	3,676	54	2007	(m	)

9872-9898 Windisch Road	West Chester, OH		546	3,039	17	548	3,054	3,602	45	2007	(m	)

9902-9922 Windisch Road	West Chester, OH		623	4,003	22	627	4,021	4,648	81	2007	(m	)

420 Wars Corner Road	Loveland, OH		600	1,083	994	606	2,071	2,677	477	2003	(m	)

422 Wards Corner Road	Loveland, OH		600	1,811	441	605	2,246	2,852	653	2003	(m	)

4663 Dues Drive	West Chester, OH		858	2,273	1,174	875	3,430	4,305	825	2005	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

Cleveland

30311 Emerald Valley Parkway	Glenwillow, OH		681	11,838	320	691	12,148	12,839	708	2006	(m	)

30333 Emerald Valley Parkway	Glenwillow, OH		466	5,447	104	475	5,541	6,017	361	2006	(m	)

7800 Cochran Road	Glenwillow, OH		972	7,033	66	980	7,091	8,071	461	2006	(m	)

7900 Cochran Road	Glenwillow, OH		775	6,244	136	792	6,363	7,155	391	2006	(m	)

7905 Cochran Road	Glenwillow, OH		920	6,174	173	945	6,323	7,268	436	2006	(m	)

30600 Carter Street	Solon, OH		989	3,492	(231)	1,022	3,227	4,249	540	2006	(m	)

Columbus

3800 Lockbourne Industrial Pkwy	Columbus, OH		1,045	6,421	392	1,045	6,813	7,858	1,915	1996	(m	)

3880 Groveport Road	Columbus, OH		1,955	12,154	696	1,955	12,850	14,805	3,861	1996	(m	)

1819 North Walcutt Road	Columbus, OH		637	4,590	(309)	634	4,284	4,918	1,350	1997	(m	)

4300 Cemetary Road	Hillard, OH		764	6,248	(5,628)	764	620	1,384	18	1997	(m	)

4115 Leap Road(d)	Hillard, OH		756	4,297	1,121	756	5,418	6,174	1,211	1998	(m	)

3300 Lockbourne	Columbus, OH		708	3,920	1,671	710	5,589	6,299	1,534	1998	(m	)

1076 Pittsburgh Drive	Delaware, OH	(p)	2,497	5,103	37	2,505	5,132	7,637	695	2005	(m	)

6150 Huntley Road	Columbus, OH		986	5,162	17	990	5,175	6,165	447	2005	(m	)

4600 S. Hamilton Road	Groveport, OH		681	5,941	77	688	6,011	6,699	296	2006	(m	)

2200 Spiegel	Groveport, OH		780	3,700	(209)	793	3,478	4,271	91	2007	(m	)

4311 Janitrol Road	Columbus, OH		662	4,332	76	675	4,396	5,070	65	2007	(m	)

Dallas/Fort Worth

1275-1281 Roundtable Drive	Dallas, TX		117	839	39	117	878	995	221	1997	(m	)

2406-2416 Walnut Ridge	Dallas, TX		178	1,006	247	183	1,247	1,431	287	1997	(m	)

1324-1343 Roundtable Drive	Dallas, TX		178	1,006	227	184	1,227	1,411	306	1997	(m	)

2401-2419 Walnut Ridge	Dallas, TX		148	839	128	153	962	1,115	266	1997	(m	)

900-906 Great Southwest Pkwy	Arlington, TX		237	1,342	596	270	1,905	2,175	521	1997	(m	)

3000 West Commerce	Dallas, TX		456	2,584	535	469	3,106	3,575	763	1997	(m	)

3030 Hansboro	Dallas, TX		266	1,510	477	276	1,977	2,253	448	1997	(m	)

405-407 113th	Arlington, TX		181	1,026	424	185	1,445	1,630	294	1997	(m	)

816 111th Street	Arlington, TX		251	1,421	266	258	1,680	1,938	509	1997	(m	)

7341 Dogwood Park	Richland Hills, TX		79	435	237	84	666	750	255	1998	(m	)

7427 Dogwood Park	Richland Hills, TX		96	532	571	102	1,098	1,200	265	1998	(m	)

7348-54 Tower Street	Richland Hills, TX		88	489	283	94	766	860	182	1998	(m	)

7370 Dogwood Park	Richland Hills, TX		91	503	128	96	626	722	131	1998	(m	)

7339-41 Tower Street	Richland Hills, TX		98	541	189	104	724	828	151	1998	(m	)

7437-45 Tower Street	Richland Hills, TX		102	563	86	108	642	750	144	1998	(m	)

7331-59 Airport Freeway	Richland Hills, TX		354	1,958	377	372	2,316	2,689	591	1998	(m	)

7338-60 Dogwood Park	Richland Hills, TX		106	587	118	112	699	811	156	1998	(m	)

7450-70 Dogwood Park	Richland Hills, TX		106	584	130	112	708	820	183	1998	(m	)

7423-49 Airport Freeway	Richland Hills, TX		293	1,621	312	308	1,918	2,226	466	1998	(m	)

7400 Whitehall Street	Richland Hills, TX		109	603	91	115	688	804	170	1998	(m	)

1602-1654 Terre Colony	Dallas, TX		458	2,596	783	468	3,369	3,837	567	2000	(m	)

3330 Duncanville Road	Dallas, TX		197	1,114	32	199	1,143	1,342	215	2000	(m	)

2351-2355 Merritt Drive	Garland, TX		101	574	120	103	693	795	121	2000	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

701-735 North Plano Road	Richardson, TX		696	3,944	248	705	4,183	4,888	795	2000	(m	)

2220 Merritt Drive	Garland, TX		352	1,993	727	356	2,716	3,072	506	2000	(m	)

2010 Merritt Drive	Garland, TX		350	1,981	619	357	2,592	2,949	505	2000	(m	)

2363 Merritt Drive	Garland, TX		73	412	93	74	504	578	85	2000	(m	)

2447 Merritt Drive	Garland, TX		70	395	77	71	471	542	82	2000	(m	)

2465-2475 Merritt Drive	Garland, TX		91	514	141	92	654	746	107	2000	(m	)

2485-2505 Merritt Drive	Garland, TX		431	2,440	445	436	2,879	3,315	503	2000	(m	)

2081 Hutton Drive(e)	Carrolton, TX		448	2,540	407	453	2,942	3,395	510	2001	(m	)

2150 Hutton Drive	Carrolton, TX		192	1,089	410	194	1,497	1,692	278	2001	(m	)

2110 Hutton Drive	Carrolton, TX		374	2,117	353	377	2,466	2,843	387	2001	(m	)

2025 McKenzie Drive	Carrolton, TX		437	2,478	369	442	2,842	3,284	544	2001	(m	)

2019 McKenzie Drive	Carrolton, TX		502	2,843	538	507	3,376	3,883	653	2001	(m	)

1420 Valwood Parkway(d)	Carrolton, TX		460	2,608	746	466	3,349	3,814	577	2001	(m	)

1620 Valwood Parkway(e)	Carrolton, TX		1,089	6,173	1,112	1,100	7,274	8,374	1,347	2001	(m	)

1505 Luna Road — Bldg II	Carrolton, TX		167	948	96	169	1,042	1,210	205	2001	(m	)

1625 West Crosby Road	Carrolton, TX		617	3,498	679	631	4,163	4,794	935	2001	(m	)

2029-2035 McKenzie Drive	Carrolton, TX		306	1,870	1,053	306	2,923	3,229	993	2001	(m	)

1840 Hutton Drive(d)	Carrolton, TX		811	4,597	677	819	5,267	6,085	959	2001	(m	)

1420 Valwood Pkwy — Bldg II	Carrolton, TX		373	2,116	363	377	2,475	2,852	456	2001	(m	)

2015 McKenzie Drive	Carrolton, TX		510	2,891	408	516	3,294	3,810	585	2001	(m	)

2105 McDaniel Drive	Carrolton, TX		502	2,844	735	507	3,573	4,080	662	2001	(m	)

2009 McKenzie Drive	Carrolton, TX		476	2,699	441	481	3,136	3,617	601	2001	(m	)

1505 Luna Road — Bldg I	Carrolton, TX		521	2,953	579	529	3,524	4,053	704	2001	(m	)

900-1100 Avenue S	Grand Prairie, TX		623	3,528	801	629	4,323	4,951	661	2002	(m	)

Plano Crossing(f)	Plano, TX		1,961	11,112	396	1,981	11,488	13,469	1,557	2002	(m	)

7413A-C Dogwood Park	Richland Hills, TX		110	623	110	111	732	843	95	2002	(m	)

7450 Tower Street	Richland Hills, TX		36	204	192	36	395	431	78	2002	(m	)

7436 Tower Street	Richland Hills, TX		57	324	161	58	485	543	89	2002	(m	)

7501 Airport Freeway	Richland Hills, TX		113	638	90	115	726	840	114	2002	(m	)

7426 Tower Street	Richland Hills, TX		76	429	146	76	575	651	77	2002	(m	)

7427-7429 Tower Street	Richland Hills, TX		75	427	21	76	447	523	59	2002	(m	)

2840-2842 Handley Ederville Rd	Richland Hills, TX		112	635	65	113	699	812	106	2002	(m	)

7451-7477 Airport Freeway	Richland Hills, TX		256	1,453	195	259	1,645	1,904	268	2002	(m	)

7415 Whitehall Street	Richland Hills, TX		372	2,107	196	375	2,299	2,675	331	2002	(m	)

7450 Whitehall Street	Richland Hills, TX		104	591	110	105	700	805	82	2002	(m	)

7430 Whitehall Street	Richland Hills, TX		143	809	16	144	823	967	110	2002	(m	)

7420 Whitehall Street	Richland Hills, TX		110	621	47	111	666	777	99	2002	(m	)

300 Wesley Way	Richland Hills, TX		208	1,181	17	211	1,196	1,407	157	2002	(m	)

825-827 Avenue H(d)	Arlington, TX		600	3,006	250	604	3,252	3,856	520	2004	(m	)

1013-31 Avenue M	Grand Prairie, TX		300	1,504	78	302	1,580	1,882	261	2004	(m	)

1172-84 113th Street(d)	Grand Prairie, TX		700	3,509	59	704	3,564	4,268	501	2004	(m	)

1200-16 Avenue H(d)	Arlington, TX		600	2,846	80	604	2,922	3,526	444	2004	(m	)

1322-66 N. Carrier Parkway(e)	Grand Prairie, TX		1,000	5,012	164	1,006	5,170	6,176	755	2004	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

2401-2407 Centennial Dr.	Arlington, TX		600	2,534	141	604	2,672	3,275	422	2004	(m	)

3111 West Commerce Street	Dallas, TX		1,000	3,364	69	1,011	3,421	4,433	580	2004	(m	)

4201 Kellway	Addison, TX		306	1,342	31	317	1,361	1,679	140	2005	(m	)

9150 West Royal Lane	Irving, TX		818	3,767	292	820	4,058	4,877	439	2005	(m	)

13800 Senlac Drive	Farmers Ranch, TX		823	4,042	12	825	4,052	4,877	553	2005	(m	)

801-831 S. Great Southwest Pkwy(g)	Grand Prairie, TX		2,581	16,556	502	2,586	17,053	19,639	3,142	2005	(m	)

801-842 Heinz Way	Grand Prairie, TX		599	3,327	110	601	3,435	4,036	430	2005	(m	)

901-937 Heinz Way	Grand Prairie, TX		493	2,823	(53)	481	2,782	3,263	404	2005	(m	)

2900 Avenue E	Arlington, TX		296	—	1,970	296	1,970	2,266	133	2005	(m	)

7451 Dogwood Park	Richland Hills, TX		133	753	195	134	947	1,081	262	2002	(m	)

2104 Hutton Drive	Carrolton, TX		246	1,393	182	249	1,572	1,821	288	2001	(m	)

3301 Century Circle	Irving, TX		760	3,856	54	769	3,901	4,670	125	2007	(m	)

3730 Wheeler Avenue	Fort Smith, AR		720	2,800	27	726	2,822	3,547	131	2006	(m	)

Denver

4785 Elati	Denver, CO		173	981	178	175	1,157	1,333	344	1997	(m	)

4770 Fox Street	Denver, CO		132	750	116	134	864	998	266	1997	(m	)

1550 W. Evans	Denver, CO		385	2,200	451	385	2,650	3,035	690	1997	(m	)

3871 Revere	Denver, CO		361	2,047	606	368	2,645	3,014	717	1997	(m	)

4570 Ivy Street	Denver, CO		219	1,239	172	220	1,409	1,630	368	1997	(m	)

5855 Stapleton Drive North	Denver, CO		288	1,630	262	290	1,890	2,180	525	1997	(m	)

5885 Stapleton Drive North	Denver, CO		376	2,129	268	380	2,392	2,773	602	1997	(m	)

5977-5995 North Broadway	Denver, CO		268	1,518	424	271	1,939	2,210	520	1997	(m	)

2952-5978 North Broadway	Denver, CO		414	2,346	700	422	3,039	3,461	800	1997	(m	)

4721 Ironton Street	Denver, CO		232	1,313	709	236	2,017	2,254	719	1997	(m	)

445 Bryant Street	Denver, CO		1,829	10,219	1,539	1,829	11,757	13,587	2,961	1998	(m	)

East 47th Drive — A	Denver, CO		441	2,689	(17)	441	2,672	3,113	728	1997	(m	)

9500 West 49th Street — A	Wheatridge, CO		283	1,625	328	286	1,951	2,236	663	1997	(m	)

9500 West 49th Street — B	Wheatridge, CO		225	1,272	102	226	1,373	1,599	342	1997	(m	)

9500 West 49th Street — C	Wheatridge, CO		600	3,409	126	600	3,536	4,136	955	1997	(m	)

9500 West 49th Street — D	Wheatridge, CO		246	1,537	89	246	1,626	1,872	455	1997	(m	)

451-591 East 124th Avenue	Littleton, CO		383	2,145	816	383	2,961	3,344	1,006	1997	(m	)

608 Garrison Street	Lakewood, CO		265	1,501	408	267	1,907	2,173	521	1997	(m	)

610 Garrison Street	Lakewood, CO		264	1,494	433	266	1,925	2,191	562	1997	(m	)

15000 West 6th Avenue	Golden, CO		913	5,174	1,145	916	6,317	7,233	1,910	1997	(m	)

14998 West 6th Avenue Bldg E	Golden, CO		565	3,199	209	568	3,405	3,973	968	1997	(m	)

14998 West 6th Avenue Bldg F	Englewood, CO		269	1,525	57	271	1,580	1,851	429	1997	(m	)

12503 East Euclid Drive	Denver, CO		1,208	6,905	977	1,208	7,883	9,091	2,251	1997	(m	)

6547 South Racine Circle	Denver, CO		739	4,241	208	739	4,449	5,188	1,153	1997	(m	)

1600 South Abilene	Aurora, CO		465	2,633	83	467	2,714	3,181	717	1997	(m	)

1620 South Abilene	Aurora, CO		268	1,520	101	270	1,619	1,889	443	1997	(m	)

1640 South Abilene	Aurora, CO		368	2,085	111	382	2,183	2,564	581	1997	(m	)

13900 East Florida Ave	Aurora, CO		189	1,071	125	190	1,195	1,385	318	1997	(m	)

11701 East 53rd Avenue	Denver, CO		416	2,355	193	422	2,542	2,964	666	1997	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

5401 Oswego Street	Denver, CO		273	1,547	419	278	1,960	2,238	624	1997	(m	)

3811 Joilet	Denver, CO		735	4,166	448	752	4,597	5,349	1,095	1998	(m	)

14818 West 6th Avenue Bldg A	Golden, CO		468	2,799	354	468	3,152	3,621	859	1997	(m	)

14828 West 6th Avenue Bldg B	Golden, CO		503	2,942	559	503	3,501	4,004	1,087	1997	(m	)

12055 E 49th Ave/4955 Peoria	Denver, CO		298	1,688	439	305	2,120	2,424	577	1998	(m	)

4940-4950 Paris	Denver, CO		152	861	187	156	1,045	1,200	268	1998	(m	)

4970 Paris	Denver, CO		95	537	121	97	656	753	145	1998	(m	)

7367 South Revere Parkway	Englewood, CO		926	5,124	620	934	5,736	6,670	1,441	1998	(m	)

8200 East Park Meadows Drive(d)	Lone Tree, CO		1,297	7,348	1,215	1,304	8,556	9,860	1,766	2000	(m	)

3250 Quentin(d)	Aurora, CO		1,220	6,911	603	1,230	7,503	8,733	1,521	2000	(m	)

11585 E. 53rd Ave(d)	Denver, CO		1,770	10,030	945	1,780	10,965	12,745	1,918	2001	(m	)

10500 East 54th Ave(e)	Denver, CO		1,253	7,098	892	1,260	7,983	9,242	1,688	2001	(m	)

8835 W. 116th Street	Broomfield, CO		1,151	6,523	975	1,304	7,345	8,649	934	2003	(m	)

3101-3151 S. Platte River Dr.	Englewood, CO		2,500	8,549	168	2,504	8,713	11,217	1,104	2004	(m	)

3155-3199 S. Platte River Dr.	Englewood, CO		1,700	7,787	1,413	1,702	9,198	10,900	1,007	2004	(m	)

3201-3273 S. Platte River Dr.	Englewood, CO		1,600	6,592	167	1,602	6,757	8,359	982	2004	(m	)

18150 E. 32nd Street	Aurora, CO		563	3,188	1,033	572	4,212	4,784	1,116	2004	(m	)

8820 W. 116th Street	Broomfield, CO		338	1,918	392	372	2,275	2,647	322	2003	(m	)

7005 East 46th Avenue	Denver, CO		512	2,025	19	517	2,039	2,556	183	2005	(m	)

Hilltop Business Center I — Bldg. B	Littleton, CO		739	—	3,500	781	3,457	4,239	693	2000	(m	)

Jeffco Business Center A	Broomfield, CO		312	—	1,382	370	1,324	1,694	199	2001	(m	)

Park Centre A	Westminister, CO		441	—	4,282	441	4,281	4,723	1,105	2000	(m	)

Park Centre B	Westminister, CO		374	—	2,986	374	2,986	3,360	634	2000	(m	)

Park Centre C	Westminister, CO		374	—	2,876	374	2,876	3,250	549	2000	(m	)

Park Centre D	Westminister, CO		441	—	3,737	441	3,737	4,178	764	2001	(m	)

4001 Salazar Way	Frederick, CO		1,271	6,577	(43)	1,276	6,529	7,805	504	2006	(m	)

1690 S. Abilene	Aurora, CO		406	2,814	83	411	2,892	3,302	230	2006	(m	)

9586 Interstate 25 East Frontage	Longmont, CO		898	5,038	377	967	5,346	6,313	667	2005	(m	)

555 Corporate Circle	Golden, CO		397	2,673	(62)	448	2,561	3,009	171	2006	(m	)

Detroit

238 Executive Drive	Troy, MI		52	173	554	100	679	779	623	1994	(m	)

301 Executive Drive	Troy, MI		71	293	731	133	962	1,095	859	1994	(m	)

449 Executive Drive	Troy, MI		125	425	1,030	218	1,362	1,580	1,145	1994	(m	)

501 Executive Drive	Troy, MI		71	236	678	129	856	985	529	1994	(m	)

451 Robbins Drive	Troy, MI		96	448	961	192	1,313	1,505	1,106	1994	(m	)

1095 Crooks Road	Troy, MI		331	1,017	2,216	360	3,204	3,564	1,359	1994	(m	)

1416 Meijer Drive	Troy, MI		94	394	496	121	863	984	563	1994	(m	)

1624 Meijer Drive	Troy, MI		236	1,406	940	373	2,209	2,582	1,472	1994	(m	)

1972 Meijer Drive	Troy, MI		315	1,301	738	372	1,982	2,354	1,268	1994	(m	)

1621 Northwood Drive	Troy, MI		85	351	954	215	1,176	1,390	1,075	1994	(m	)

1707 Northwood Drive	Troy, MI		95	262	1,310	239	1,428	1,667	967	1994	(m	)

1788 Northwood Drive	Troy, MI		50	196	549	103	692	795	568	1994	(m	)

1821 Northwood Drive	Troy, MI		132	523	756	220	1,192	1,411	1,099	1994	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

1826 Northwood Drive	Troy, MI		55	208	394	103	554	657	520	1994	(m	)

1864 Northwood Drive	Troy, MI		57	190	437	107	577	684	541	1994	(m	)

2277 Elliott Avenue	Troy, MI		48	188	501	104	633	737	545	1994	(m	)

2451 Elliott Avenue	Troy, MI		78	319	766	164	999	1,163	896	1994	(m	)

2730 Research Drive	Rochester Hills, MI		903	4,215	800	903	5,015	5,918	3,012	1994	(m	)

2791 Research Drive	Rochester Hills, MI		557	2,731	719	560	3,447	4,007	1,854	1994	(m	)

2871 Research Drive	Rochester Hills, MI		324	1,487	647	327	2,131	2,458	1,057	1994	(m	)

3011 Research Drive	Rochester Hills, MI		457	2,104	406	457	2,510	2,967	1,546	1994	(m	)

2870 Technology Drive	Rochester Hills, MI		275	1,262	284	279	1,541	1,821	934	1994	(m	)

2900 Technology Drive	Rochester Hills, MI		214	977	534	219	1,506	1,725	792	1994	(m	)

2930 Technology Drive	Rochester Hills, MI		131	594	380	138	966	1,105	493	1994	(m	)

2950 Technology Drive	Rochester Hills, MI		178	819	353	185	1,165	1,350	591	1994	(m	)

23014 Commerce Drive	Farmington Hills, MI		39	203	169	56	355	411	242	1994	(m	)

23028 Commerce Drive	Farmington Hills, MI		98	507	247	125	727	852	492	1994	(m	)

23035 Commerce Drive	Farmington Hills, MI		71	355	262	93	596	688	405	1994	(m	)

23042 Commerce Drive	Farmintgon Hills, MI		67	277	311	89	565	655	382	1994	(m	)

23065 Commerce Drive	Farmington Hills, MI		71	408	207	93	593	686	378	1994	(m	)

23070 Commerce Drive	Farmington Hills, MI		112	442	398	125	827	952	559	1994	(m	)

23079 Commerce Drive	Farmington Hills, MI		68	301	316	79	605	685	387	1994	(m	)

23093 Commerce Drive	Farmington Hills, MI		211	1,024	844	295	1,784	2,079	1,214	1994	(m	)

23135 Commerce Drive	Farmington Hills, MI		146	701	295	158	984	1,142	591	1994	(m	)

23163 Commerce Drive	Farmington Hills, MI		111	513	342	138	828	966	491	1994	(m	)

23177 Commerce Drive	Farmington Hills, MI		175	1,007	573	254	1,501	1,755	924	1994	(m	)

23206 Commerce Drive	Farmington Hills, MI		125	531	350	137	868	1,006	550	1994	(m	)

23370 Commerce Drive	Farmington Hills, MI		59	233	308	66	534	600	391	1994	(m	)

32450 N Avis Drive	Madison Heights, MI		281	1,590	193	286	1,778	2,064	514	1996	(m	)

12707 Eckles Road	Plymouth Township, MI		255	1,445	140	267	1,573	1,840	442	1996	(m	)

9300-9328 Harrison Rd	Romulus, MI		147	834	336	154	1,162	1,317	346	1996	(m	)

9330-9358 Harrison Rd	Romulus, MI		81	456	295	85	747	832	196	1996	(m	)

28420-28448 Highland Rd	Romulus, MI		143	809	190	149	993	1,142	311	1996	(m	)

28450-28478 Highland Rd	Romulus, MI		81	461	313	85	771	856	245	1996	(m	)

28421-28449 Highland Rd	Romulus, MI		109	617	386	114	998	1,112	270	1996	(m	)

28451-28479 Highland Rd	Romulus, MI		107	608	309	112	912	1,024	236	1996	(m	)

28825-28909 Highland Rd	Romulus, MI		70	395	313	73	705	778	180	1996	(m	)

28933-29017 Highland Rd	Romulus, MI		112	634	289	117	919	1,036	226	1996	(m	)

28824-28908 Highland Rd	Romulus, MI		134	760	234	140	987	1,128	276	1996	(m	)

28932-29016 Highland Rd	Romulus, MI		123	694	330	128	1,019	1,147	321	1996	(m	)

9710-9734 Harrison Rd	Romulus, MI		125	706	142	130	842	973	263	1996	(m	)

9740-9772 Harrison Rd	Romulus, MI		132	749	164	138	906	1,044	273	1996	(m	)

9840-9868 Harrison Rd	Romulus, MI		144	815	146	151	954	1,105	285	1996	(m	)

9800-9824 Harrison Rd	Romulus, MI		117	664	126	123	785	907	218	1996	(m	)

29265-29285 Airport Dr	Romulus, MI		140	794	254	147	1,042	1,188	297	1996	(m	)

29185-29225 Airport Dr	Romulus, MI		140	792	302	146	1,088	1,234	286	1996	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

29149-29165 Airport Dr	Romulus, MI		216	1,225	379	226	1,594	1,820	464	1996	(m	)

29101-29115 Airport Dr	Romulus, MI		130	738	292	136	1,024	1,160	305	1996	(m	)

29031-29045 Airport Dr	Romulus, MI		124	704	144	130	842	972	257	1996	(m	)

29050-29062 Airport Dr	Romulus, MI		127	718	101	133	813	946	229	1996	(m	)

29120-29134 Airport Dr	Romulus, MI		161	912	244	169	1,149	1,317	306	1996	(m	)

29200-29214 Airport Dr	Romulus, MI		170	963	281	178	1,236	1,414	353	1996	(m	)

9301-9339 Middlebelt Rd	Romulus, MI		124	703	284	130	981	1,111	266	1996	(m	)

26980 Trolley Industrial Drive	Taylor, MI		450	2,550	1,019	463	3,556	4,019	1,035	1997	(m	)

32975 Capitol Avenue	Livonia, MI		135	748	332	144	1,071	1,215	295	1998	(m	)

2725 S. Industrial Highway	Ann Arbor, MI		660	3,654	484	704	4,094	4,798	978	1998	(m	)

32920 Capitol Avenue	Livonia, MI		76	422	88	82	504	586	124	1998	(m	)

11923 Brookfield Avenue	Livonia, MI		120	665	495	128	1,151	1,280	484	1998	(m	)

11965 Brookfield Avenue	Livonia, MI		120	665	67	128	724	852	174	1998	(m	)

13405 Stark Road	Livonia, MI		46	254	136	49	387	436	119	1998	(m	)

1170 Chicago Road	Troy, MI		249	1,380	256	266	1,618	1,885	373	1998	(m	)

1200 Chicago Road	Troy, MI		268	1,483	274	286	1,739	2,025	398	1998	(m	)

450 Robbins Drive	Troy, MI		166	920	272	178	1,180	1,358	270	1998	(m	)

1230 Chicago Road	Troy, MI		271	1,498	156	289	1,636	1,925	391	1998	(m	)

12886 Westmore Avenue	Livonia, MI		190	1,050	194	202	1,232	1,434	290	1998	(m	)

12898 Westmore Avenue	Livonia, MI		190	1,050	235	202	1,273	1,475	324	1998	(m	)

33025 Industrial Road	Livonia, MI		80	442	130	85	567	652	158	1998	(m	)

47711 Clipper Street	Plymouth Township, MI		539	2,983	265	575	3,212	3,787	772	1998	(m	)

32975 Industrial Road	Livonia, MI		160	887	343	171	1,219	1,390	356	1998	(m	)

32985 Industrial Road	Livonia, MI		137	761	149	147	900	1,047	219	1998	(m	)

32995 Industrial Road	Livonia, MI		160	887	186	171	1,062	1,233	274	1998	(m	)

12874 Westmore Avenue	Livonia, MI		137	761	239	147	990	1,137	263	1998	(m	)

33067 Industrial Road	Livonia, MI		160	887	305	171	1,181	1,352	301	1998	(m	)

1775 Bellingham	Troy, MI		344	1,902	297	367	2,176	2,543	502	1998	(m	)

1785 East Maple	Troy, MI		92	507	159	98	660	758	146	1998	(m	)

1807 East Maple	Troy, MI		321	1,775	359	342	2,113	2,455	479	1998	(m	)

980 Chicago	Troy, MI		206	1,141	176	220	1,303	1,523	297	1998	(m	)

1840 Enterprise Drive	Rochester Hills, MI		573	3,170	347	611	3,479	4,090	835	1998	(m	)

1885 Enterprise Drive	Rochester Hills, MI		209	1,158	134	223	1,278	1,501	305	1998	(m	)

1935-55 Enterprise Drive	Rochester Hills, MI		1,285	7,144	701	1,371	7,759	9,130	1,883	1998	(m	)

5500 Enterprise Court	Warren, MI		675	3,737	500	721	4,191	4,912	992	1998	(m	)

750 Chicago Road	Troy, MI		323	1,790	472	345	2,240	2,585	586	1998	(m	)

800 Chicago Road	Troy, MI		283	1,567	540	302	2,087	2,390	674	1998	(m	)

850 Chicago Road	Troy, MI		183	1,016	262	196	1,265	1,461	295	1998	(m	)

2805 S. Industrial Highway	Ann Arbor, MI		318	1,762	478	340	2,218	2,558	570	1998	(m	)

6833 Center Drive	Sterling Heights, MI		467	2,583	218	493	2,775	3,268	683	1998	(m	)

32201 North Avis Drive	Madison Heights, MI		345	1,911	476	349	2,383	2,732	776	1998	(m	)

1100 East Mandoline Road	Madison Heights, MI		888	4,915	1,262	897	6,168	7,066	1,590	1998	(m	)

30081 Stephenson Highway	Madison Heights, MI		271	1,499	399	274	1,895	2,169	485	1998	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

1120 John A. Papalas Drive(e)	Lincold Park, MI		366	3,241	949	469	4,087	4,556	977	1998	(m	)

4872 S. Lapeer Road	Lake Orion Twsp, MI		1,342	5,441	2,200	1,412	7,571	8,983	2,448	1999	(m	)

1400 Allen Drive	Troy, MI		209	1,154	243	212	1,394	1,606	235	2000	(m	)

1408 Allen Drive	Troy, MI		151	834	171	153	1,003	1,156	271	2000	(m	)

1305 Stephenson Hwy	Troy, MI		345	1,907	231	350	2,133	2,483	366	2000	(m	)

32505 Industrial Drive	Madison Heights, MI		345	1,910	418	351	2,322	2,673	560	2000	(m	)

1799-1813 Northfield Drive(d)	Rochester Hills, MI		481	2,665	254	490	2,910	3,400	530	2000	(m	)

32200 N. Avis	Madison Heights, MI		503	3,367	1,225	503	4,592	5,095	261	2005	(m	)

100 Kay Industrial	Orion, MI		677	2,018	403	685	2,414	3,098	460	2005	(m	)

1849 West Maple Road	Troy, MI		1,688	2,790	30	1,700	2,808	4,508	302	2005	(m	)

42555 Merrill Road	Sterling Heights, MI		1,080	2,300	3,702	1,090	5,992	7,082	459	2006	(m	)

28435 Automation Blvd.	Wixom, MI		621		3,804	628	3,797	4,425	337	2004	(m	)

2441 N. Opdyke Road	Auburn Hills, MI		530	737	16	538	745	1,283	82	2006	(m	)

200 Northpointe Drive	Orion Township, MI		723	2,063	36	734	2,088	2,822	134	2006	(m	)

32500 Capitol Avenue	Livonia, MI		258	1,032	275	260	1,305	1,565	65	2005	(m	)

32650 Capitol Avenue	Livonia, MI		282	1,128	54	284	1,181	1,464	79	2005	(m	)

11800 Sears Drive	Livonia, MI		693	1,507	1,240	703	2,737	3,440	464	2005	(m	)

1099 Church Road	Troy, MI		702	1,332	45	721	1,358	2,079	274	2005	(m	)

Houston

2102-2314 Edwards Street	Houston, TX		348	1,973	1,436	382	3,375	3,757	731	1997	(m	)

3351 Rauch St	Houston, TX		272	1,541	203	278	1,738	2,016	425	1997	(m	)

3851 Yale St	Houston, TX		413	2,343	639	425	2,971	3,395	839	1997	(m	)

3337-3347 Rauch Street	Houston, TX		227	1,287	215	233	1,498	1,730	365	1997	(m	)

8505 N Loop East	Houston, TX		439	2,489	741	449	3,220	3,670	816	1997	(m	)

4749-4799 Eastpark Dr	Houston, TX		594	3,368	987	611	4,339	4,949	1,097	1997	(m	)

4851 Homestead Road	Houston, TX		491	2,782	874	504	3,642	4,147	892	1997	(m	)

3365-3385 Rauch Street	Houston, TX		284	1,611	517	290	2,122	2,412	439	1997	(m	)

5050 Campbell Road	Houston, TX		461	2,610	388	470	2,988	3,458	746	1997	(m	)

4300 Pine Timbers	Houston, TX		489	2,769	597	499	3,355	3,854	857	1997	(m	)

2500-2530 Fairway Park Drive	Houston, TX		766	4,342	753	792	5,069	5,861	1,310	1997	(m	)

6550 Longpointe	Houston, TX		362	2,050	549	370	2,591	2,961	664	1997	(m	)

1815 Turning Basin Dr	Houston, TX		487	2,761	581	531	3,298	3,829	821	1997	(m	)

1819 Turning Basin Dr	Houston, TX		231	1,308	571	251	1,858	2,109	500	1997	(m	)

1805 Turning Basin Drive	Houston, TX		564	3,197	718	616	3,863	4,478	961	1997	(m	)

9835A Genard Road	Houston, TX		1,505	8,333	3,011	1,581	11,268	12,849	2,413	1999	(m	)

9835B Genard Road	Houston, TX		245	1,357	463	256	1,809	2,065	348	1999	(m	)

8705 City Park Loop	Houston, TX		710	2,983	933	714	3,912	4,626	590	2003	(m	)

11505 State Highway 225	LaPorte City, TX		940	4,675	615	940	5,290	6,230	529	2005	(m	)

6955 Portwest Drive	Houston, TX		314	1,686	354	320	2,033	2,354	196	2005	(m	)

6925 Portwest Drive	Houston, TX		402	1,360	234	407	1,589	1,996	199	2005	(m	)

South by Southwest	Sugarland , TX		608	3,679	257	617	3,928	4,544	114	2007	(m	)

7230-7238 Wynnwood	Houston, TX		254	764	28	259	787	1,046	36	2007	(m	)

7240-7248 Wynnwood	Houston, TX		271	726	26	276	747	1,023	30	2007	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

7250-7260 Wynnwood	Houston, TX		200	481	18	203	496	699	20	2007	(m	)

1500 E. Main	LaPorte City, TX		201	1,328	24	204	1,349	1,553	225	2005	(m	)

3300 Claymore Park Drive	Houston, TX		232	812	2	232	814	1,046	33	2007	(m	)

6400 Long Point	Houston, TX		188	898	1	188	899	1,088	60	2007	(m	)

12705 S Kirkwood Ste 100-150	Houston, TX		154	626	5	154	631	785	39	2007	(m	)

12705 S Kirkwood Ste 200-220	Houston, TX		404	1,698	52	412	1,742	2,154	123	2007	(m	)

8850 Jameel	Houston, TX		171	826	15	171	841	1,012	45	2007	(m	)

8800 Jameel	Houston, TX		163	798	—	163	798	961	59	2007	(m	)

8700 Jameel	Houston, TX		170	1,020	(4)	170	1,016	1,186	35	2007	(m	)

8600 Jameel	Houston, TX		163	818	—	163	817	981	55	2007	(m	)

9362 Wallisville	Houston, TX		114	564	1	114	565	679	42	2007	(m	)

9366 Wallisville	Houston, TX		233	1,200	14	233	1,214	1,447	74	2007	(m	)

Indianapolis

7901 West 21st St.	Indianapolis, IN		1,048	6,027	435	1,048	6,462	7,510	1,922	1997	(m	)

1445 Brookville Way	Indianapolis, IN		459	2,603	802	476	3,389	3,865	1,100	1996	(m	)

1440 Brookville Way	Indianapolis, IN		665	3,770	1,087	685	4,838	5,523	1,473	1996	(m	)

1240 Brookville Way	Indianapolis, IN		247	1,402	349	258	1,741	1,999	530	1996	(m	)

1345 Brookville Way	Indianapolis, IN	(q)	586	3,321	904	601	4,209	4,810	1,327	1996	(m	)

1350 Brookville Way	Indianapolis, IN		205	1,161	271	212	1,425	1,636	424	1996	(m	)

1341 Sadlier Circle E Dr	Indianapolis, IN	(r)	131	743	313	136	1,050	1,187	379	1996	(m	)

1322-1438 Sadlier Circle E Dr	Indianapolis, IN	(r)	145	822	291	152	1,107	1,259	365	1996	(m	)

1327-1441 Sadlier Circle E Dr	Indianapolis, IN	(r)	218	1,234	403	225	1,630	1,854	481	1996	(m	)

1304 Sadlier Circle E Dr	Indianapolis, IN	(r)	71	405	153	75	554	629	198	1996	(m	)

1402 Sadlier Circle E Dr	Indianapolis, IN	(r)	165	934	392	171	1,320	1,491	453	1996	(m	)

1504 Sadlier Circle E Dr	Indianapolis, IN	(r)	219	1,238	289	226	1,520	1,745	415	1996	(m	)

1311 Sadlier Circle E Dr	Indianapolis, IN	(r)	54	304	106	57	406	463	120	1996	(m	)

1365 Sadlier Circle E Dr	Indianapolis, IN	(r)	121	688	289	126	972	1,098	279	1996	(m	)

1352-1354 Sadlier Circle E Dr	Indianapolis, IN	(r)	178	1,008	399	184	1,400	1,584	442	1996	(m	)

1335 Sadlier Circle E Dr	Indianapolis, IN	(r)	81	460	309	85	765	850	193	1996	(m	)

1327 Sadlier Circle E Dr	Indianapolis, IN	(r)	52	295	53	55	345	400	103	1996	(m	)

1425 Sadlier Circle E Dr	Indianapolis, IN	(r)	21	117	39	23	154	177	44	1996	(m	)

6951 E 30th St	Indianapolis, IN		256	1,449	220	265	1,659	1,924	538	1996	(m	)

6701 E 30th St	Indianapolis, IN		78	443	41	82	480	562	142	1996	(m	)

6737 E 30th St	Indianapolis, IN		385	2,181	295	398	2,462	2,860	779	1996	(m	)

1225 Brookville Way	Indianapolis, IN		60	—	458	68	450	518	113	1997	(m	)

6555 E 30th St	Indianapolis, IN		484	4,760	1,833	484	6,593	7,077	2,042	1996	(m	)

8402-8440 E 33rd St	Indianapolis, IN		222	1,260	593	230	1,845	2,075	540	1996	(m	)

8520-8630 E 33rd St	Indianapolis, IN		326	1,848	731	336	2,570	2,906	857	1996	(m	)

8710-8768 E 33rd St	Indianapolis, IN		175	993	370	187	1,350	1,537	377	1996	(m	)

3316-3346 N. Pagosa Court	Indianapolis, IN		325	1,842	583	335	2,415	2,750	794	1996	(m	)

6751 E 30th St	Indianapolis, IN		728	2,837	277	741	3,101	3,842	835	1997	(m	)

8525 E. 33rd Street	Indianapolis, IN		1,300	2,091	687	1,308	2,771	4,078	492	2003	(m	)

5705-97 Park Plaza Ct	Indianapolis, IN	(s)	600	2,194	792	609	2,977	3,586	797	2003	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

9319-9341 Castlegate Drive	Indianapolis, IN		530	1,235	1,001	544	2,222	2,766	512	2003	(m	)

9332-9350 Castlegate Drive	Indianapolis, IN		420	646	662	429	1,299	1,728	391	2003	(m	)

1133 Northwest L Street	Richmond, IN	(t)	201	1,358	51	208	1,403	1,611	299	2006	(m	)

1380 Perry Road	Plainfield, IN		781	5,156	35	785	5,187	5,972	543	2005	(m	)

9210 East 146th Street	Noblesville, IN		66	684	818	66	1,502	1,568	596	1998	(m	)

Helmer Spec BTS — 1	Noblesville, IN		547	—	4,701	628	4,619	5,248	13	2007	(m	)

Genco BTS	Indianapolis, IN		886	—	6,819	1,037	6,668	7,705	—	2007	(m	)

Inland Empire

3411 N Perris Blvd	Riverside, CA		8,125	7,150	68	8,166	7,177	15,343	390	2007	(m	)

100 W Sinclair	Riverside, CA		6,042	4,298	44	6,072	4,313	10,384	180	2007	(m	)

Los Angeles

350-390 Manville St.	Compton, CA		2,300	3,768	103	2,313	3,857	6,171	558	2004	(m	)

1944 Vista Bella Way	Rancho Dominguez, CA		1,746	3,148	646	1,821	3,719	5,540	415	2005	(m	)

2000 Vista Bella Way	Rancho Dominguez, CA		817	1,673	294	852	1,932	2,784	211	2005	(m	)

2835 East Ana Street Drive	Rancho Dominguez, CA		1,682	2,750	134	1,770	2,796	4,566	360	2005	(m	)

665 N. Baldwin Park Blvd	City of Industry, CA		2,124	5,219	(135)	2,139	5,069	7,208	284	2006	(m	)

27801 Avenue Scott	Santa Clarita, CA		2,890	7,020	469	2,902	7,476	10,379	353	2006	(m	)

2610 & 2660 Columbia Street	Torrance, CA		3,008	5,826	(71)	3,031	5,732	8,763	223	2006	(m	)

433 Alaska Avenue	Torrance, CA		681	168	5	684	170	854	29	2006	(m	)

21730-21748 Marilla Street	Chatsworth, CA		2,585	3,210	90	2,608	3,277	5,885	130	2007	(m	)

8015 Paramount	Pico Riviera, CA		3,616	3,902	51	3,653	3,916	7,569	135	2007	(m	)

3365 E. Slauson	Los Angeles, CA		2,367	3,243	37	2,393	3,254	5,647	118	2007	(m	)

3015 E Ana & 18744 Reyes	Los Angeles, CA		19,678	9,321	655	20,140	9,514	29,654	677	2007	(m	)

19067 Reyes Ave	Rancho Dominguez, CA		9,281	3,920	107	9,373	3,936	13,308	104	2007	(m	)

1250 Rancho Conejo Blvd	Thousand Oaks, CA		1,435	779	8	1,440	782	2,222	15	2007	(m	)

1260 Rancho Conejo Blvd	Thousand Oaks, CA		1,353	722	9	1,358	726	2,084	13	2007	(m	)

1270 Rancho Conejo Blvd	Thousand Oaks, CA		1,224	716	7	1,229	719	1,947	17	2007	(m	)

1280 Rancho Conejo Blvd	Thousand Oaks, CA		2,043	3,408	19	2,050	3,420	5,470	57	2007	(m	)

1290 Rancho Conejo Blvd	Thousand Oaks, CA		1,754	2,949	17	1,760	2,959	4,720	49	2007	(m	)

4020 S. Compton Ave	Los Angeles, CA		3,800	7,330	71	3,825	7,376	11,201	326	2006	(m	)

500 N Nash St	El Segundo, CA		1,189	3,167	99	1,198	3,257	4,455	65	2007	(m	)

4790 Valley Blvd	Los Angeles, CA		960	3,840	33	966	3,866	4,833	26	2007	(m	)

Louisville

Penske BTS	Louisville, KY		2,074	—	9,639	2,079	9,634	11,713	172	2007	(m	)

Miami

4700 NW 15th Ave	Ft.Lauderdale, FL		908	1,883	57	912	1,936	2,848	94	2007	(m	)

4710 NW 15th Ave	Ft.Lauderdale, FL		830	2,722	54	834	2,772	3,606	109	2007	(m	)

4720 NW 15th Ave	Ft.Lauderdale, FL		937	2,455	72	942	2,523	3,464	141	2007	(m	)

4740 NW 15th Ave	Ft.Lauderdale, FL		1,107	3,111	70	1,112	3,176	4,288	198	2007	(m	)

4750 NW 15th Ave	Ft.Lauderdale, FL		947	3,079	82	951	3,157	4,108	122	2007	(m	)

4800 NW 15th Ave	Ft.Lauderdale, FL		1,092	3,308	140	1,097	3,443	4,540	141	2007	(m	)

Smurfit Container	Medley, FL		857	3,428	181	864	3,602	4,466	24	2007	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

Milwaukee

6523 N Sydney Place	Glendale, WI		172	976	349	176	1,322	1,498	362	1995	(m	)

4560 N 124th Street	Wauwatosa, WI		118	667	85	129	741	870	196	1997	(m	)

4410-80 North 132nd Street	Butler, WI		355	—	3,967	359	3,963	4,322	721	1999	(m	)

5355 South Westridge Drive	New Berlin, WI		1,630	7,058	94	1,646	7,136	8,782	798	2004	(m	)

320-34 W. Vogel	Milwaukee, WI		506	3,199	73	508	3,270	3,778	581	2005	(m	)

4950 S. 6th Avenue	Milwaukee, WI		299	1,565	85	301	1,648	1,949	357	2005	(m	)

1711 Paramount Court	Waukesha, WI		308	1,762	19	311	1,778	2,089	199	2005	(m	)

W 140 N9059 Lilly Road	Iomonee Falls, WI		343	1,153	242	366	1,372	1,738	196	2005	(m	)

200 W. Vogel Ave., Bldg B	Milwaukee, WI		301	2,150	13	302	2,162	2,464	349	2005	(m	)

16600 West Glendale Avenue	New Berlin, WI		704	1,923	372	715	2,284	2,999	314	2006	(m	)

4921 S. 2nd Street	Milwaukee, WI		101	713	2	101	715	816	106	2005	(m	)

1500 Peebles Drive	Richland Center, WI		1,577	1,018	35	1,603	1,027	2,630	639	2005	(m	)

2905 S 160th Street	New Berlin, WI		261	672	18	265	686	951	23	2007	(m	)

2855 S 160th Street	New Berlin, WI		221	628	23	225	647	872	22	2007	(m	)

2485 Commerce Drive	New Berlin, WI		483	1,516	20	491	1,528	2,019	41	2007	(m	)

14518 Whittaker Way	New Berlin, WI		437	1,082	62	445	1,135	1,581	42	2007	(m	)

Minneapolis/St. Paul

6507-6545 Cecilia Circle	Bloomington, MN		357	1,320	1,257	386	2,548	2,934	1,541	1994	(m	)

6201 West 111th Street	Bloomington, MN	(u)	1,358	8,622	4,421	1,499	12,903	14,401	6,819	1994	(m	)

6403-6545 Cecilia Drive	Bloomington, MN		366	1,363	1,168	395	2,502	2,897	1,603	1994	(m	)

7251-7267 Washington Avenue	Edina, MN		129	382	710	182	1,038	1,221	792	1994	(m	)

7301-7325 Washington Avenue	Edina, MN		174	391	84	193	456	649	193	1994	(m	)

7101 Winnetka Avenue North	Brooklyn Park, MN		2,195	6,084	4,126	2,228	10,177	12,405	5,465	1994	(m	)

7600 Golden Triangle Drive	Eden Prairie, MN		566	1,394	1,894	615	3,240	3,854	1,668	1994	(m	)

9901 West 74th Street	Eden Prairie, MN		621	3,289	3,283	639	6,554	7,193	3,810	1994	(m	)

1030 Lone Oak Road	Eagan, MN		456	2,703	563	456	3,266	3,721	1,048	1994	(m	)

1060 Lone Oak Road	Eagan, MN		624	3,700	717	624	4,417	5,042	1,519	1994	(m	)

5400 Nathan Lane	Plymouth, MN		749	4,461	1,167	757	5,620	6,377	2,054	1994	(m	)

10120 W 76th Street	Eden Prairie, MN		315	1,804	1,025	315	2,828	3,144	1,257	1995	(m	)

7615 Golden Triangle	Eden Prairie, MN		268	1,532	785	268	2,316	2,584	716	1995	(m	)

7625 Golden Triangle	Eden Prairie, MN		415	2,375	1,032	415	3,407	3,822	1,117	1995	(m	)

12155 Nicollet Ave	Burnsville, MN		286	—	1,731	288	1,729	2,017	528	1995	(m	)

4100 Peavey Road	Chaska, MN		277	2,261	830	277	3,091	3,368	861	1996	(m	)

11300 Hamshire Ave South	Bloomington, MN		527	2,985	1,469	541	4,440	4,981	1,092	1996	(m	)

5205 Highway 169	Plymouth, MN		446	2,525	1,002	740	3,232	3,972	886	1996	(m	)

6451-6595 Citywest Parkway	Eden Prairie, MN		525	2,975	1,347	538	4,309	4,847	1,265	1996	(m	)

7100-7198 Shady Oak Road	Eden Prairie, MN		715	4,054	1,254	736	5,288	6,023	1,831	1996	(m	)

7500-7546 Washington Square	Eden Prairie, MN		229	1,300	776	235	2,071	2,306	585	1996	(m	)

7550-7558 Washington Square	Eden Prairie, MN		153	867	171	157	1,034	1,191	270	1996	(m	)

5240-5300 Valley Industrial Blvd S	Shakopee, MN		362	2,049	1,005	371	3,044	3,415	965	1996	(m	)

7102 Winnetka Ave. North	Brooklyn Park, MN		1,275	—	6,505	1,337	6,443	7,780	25	2007	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

6477-6525 City West Parkway	Eden Prairie, MN		810	4,590	1,049	819	5,629	6,449	1,558	1997	(m	)

1157 Valley Park Drive	Shakopee, MN		760	—	6,192	888	6,064	6,952	1,247	1999	(m	)

500-530 Kasota Avenue SE	Minneapolis, MN		415	2,354	894	432	3,231	3,664	924	1998	(m	)

770-786 Kasota Avenue SE	Minneapolis, MN		333	1,888	510	347	2,383	2,730	561	1998	(m	)

800 Kasota Avenue SE	Minneapolis, MN		524	2,971	921	597	3,819	4,416	971	1998	(m	)

2530-2570 Kasota Avenue	St. Paul, MN		407	2,308	841	465	3,091	3,556	804	1998	(m	)

1280 Energy Park Drive	St. Paul, MN		700	2,779	23	705	2,797	3,502	387	2004	(m	)

9600 West 76th Street	Eden Prairie, MN		1,000	2,450	47	1,034	2,462	3,497	281	2004	(m	)

9700 West 76th Street	Eden Prairie, MN		1,000	2,709	145	1,038	2,815	3,854	295	2004	(m	)

5017 Boone Avenue North	New Hope, MN	(v)	1,000	1,599	58	1,009	1,648	2,657	407	2005	(m	)

2300 West Highway 13(I-35 Dist Ctr)	Burnsville, MN		2,517	6,069	604	2,524	6,665	9,190	2,072	2005	(m	)

1087 Park Place	Shakopee, MN		1,195	4,891	15	1,198	4,903	6,101	634	2005	(m	)

5391 12th Avenue SE	Shakopee, MN		1,392	8,149	185	1,395	8,331	9,726	943	2005	(m	)

4701 Valley Industrial Boulevard	Shakopee, MN		1,296	7,157	(81)	1,299	7,073	8,372	886	2005	(m	)

Park 2000 III	Shakopee, MN		590	—	5,619	590	5,619	6,209	802	1998	(m	)

7600 69th Avenue	Greenfield, MN		1,500	8,328	1,808	1,510	10,126	11,636	1,310	2004	(m	)

316 Lake Hazeltine Drive	Chaska, MN		714	944	166	729	1,095	1,824	187	2006	(m	)

1225 Highway 169 North	Plymouth, MN		1,190	1,979	59	1,207	2,022	3,228	191	2006	(m	)

9200 10th Ave	Golden Valley, MN		892	2,306	(5)	902	2,291	3,193	155	2007	(m	)

Nashville

3099 Barry Drive	Portland, TN		418	2,368	121	421	2,486	2,907	697	1996	(m	)

3150 Barry Drive	Portland, TN		941	5,333	520	981	5,813	6,794	1,605	1996	(m	)

5599 Highway 31 West	Portland, TN		564	3,196	131	571	3,320	3,891	919	1996	(m	)

1650 Elm Hill Pike	Nashville, TN		329	1,867	265	332	2,129	2,461	550	1997	(m	)

1931 Air Lane Drive	Nashville, TN		489	2,785	272	493	3,053	3,546	820	1997	(m	)

4640 Cummings Park	Nashville, TN		360	2,040	210	365	2,245	2,610	450	1999	(m	)

1740 River Hills Drive	Nashville, TN		848	4,383	572	888	4,915	5,803	954	2005	(m	)

Royal Park Business Center — 211 Ellery Ct	Nashville, TN		606	3,192	107	616	3,289	3,905	83	2007	(m	)

Northern New Jersey

14 World’s Fair Drive	Franklin, NJ		483	2,735	605	503	3,320	3,823	926	1997	(m	)

12 World’s Fair Drive	Franklin, NJ		572	3,240	538	593	3,756	4,349	1,038	1997	(m	)

22 World’s Fair Drive	Franklin, NJ		364	2,064	469	375	2,522	2,897	612	1997	(m	)

26 World’s Fair Drive	Franklin, NJ		361	2,048	357	377	2,388	2,766	635	1997	(m	)

24 World’s Fair Drive	Franklin, NJ		347	1,968	525	362	2,478	2,840	671	1997	(m	)

20 World’s Fair Drive Lot 13	Sumerset, NJ		9	—	2,549	691	1,867	2,558	342	1999	(m	)

45 Route 46	Pine Brook, NJ		969	5,491	811	978	6,293	7,271	1,242	2000	(m	)

43 Route 46	Pine Brook, NJ		474	2,686	387	479	3,069	3,547	686	2000	(m	)

39 Route 46	Pine Brook, NJ		260	1,471	223	262	1,691	1,953	339	2000	(m	)

26 Chapin Road	Pine Brook, NJ		956	5,415	583	965	5,988	6,953	1,135	2000	(m	)

30 Chapin Road	Pine Brook, NJ		960	5,440	770	969	6,201	7,170	1,226	2000	(m	)

20 Hook Mountain Road	Pine Brook, NJ		1,507	8,542	2,650	1,534	11,166	12,700	1,847	2000	(m	)

30 Hook Mountain Road	Pine Brook, NJ		389	2,206	368	396	2,567	2,963	509	2000	(m	)

55 Route 46	Pine Brook, NJ		396	2,244	239	403	2,476	2,879	486	2000	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

16 Chapin Road	Pine Brook, NJ		885	5,015	375	901	5,375	6,275	1,049	2000	(m	)

20 Chapin Road	Pine Brook, NJ		1,134	6,426	300	1,154	6,706	7,860	1,068	2000	(m	)

Sayreville Lot 3	Sayreville, NJ		996	—	5,315	996	5,315	6,311	458	2003	(m	)

Sayreville Lot 4	Sayreville, NJ		944	—	4,749	944	4,749	5,693	713	2002	(m	)

400 Raritan Center Parkway	Edison, NJ		829	4,722	525	851	5,226	6,077	851	2001	(m	)

300 Columbus Circle	Edison, NJ		1,257	7,122	969	1,277	8,071	9,348	1,457	2001	(m	)

400 Apgar	Franklin Township, NJ		780	4,420	758	822	5,136	5,958	816	2002	(m	)

500 Apgar	Franklin Township, NJ		361	2,044	449	368	2,486	2,854	444	2002	(m	)

1 Pearl Ct	Allendale, NJ		623	3,528	1,305	649	4,806	5,455	688	2002	(m	)

2 Pearl Ct	Allendale, NJ		255	1,445	1,294	403	2,590	2,994	371	2002	(m	)

3 Pearl Ct	Allendale, NJ		440	2,491	259	458	2,731	3,189	354	2002	(m	)

5 Pearl Ct	Allendale, NJ		505	2,860	546	526	3,386	3,911	501	2002	(m	)

59 Route 17	Allendale, NJ		518	2,933	1,133	539	4,044	4,583	847	2002	(m	)

309-319 Pierce Street	Somerset, NJ		1,300	4,628	947	1,309	5,566	6,875	648	2004	(m	)

Philadelphia

3240 S.78th Street	Philadelphia, PA		515	1,245	71	540	1,291	1,831	135	2005	(m	)

Phoenix

1045 South Edward Drive	Tempe, AZ		390	2,160	86	394	2,242	2,636	495	1999	(m	)

46 N. 49th Ave	Phoenix, AZ		283	1,704	718	283	2,422	2,706	572	2002	(m	)

10220 S. 51st Street	Phoenix, AZ		400	1,493	184	406	1,671	2,077	245	2004	(m	)

50 South 56th Street	Chandler, AZ		1,200	3,333	(31)	1,207	3,294	4,502	353	2004	(m	)

4701 W. Jefferson	Phoenix, AZ		926	2,195	628	929	2,820	3,749	515	2005	(m	)

7102 W. Roosevelt	Phoenix, AZ		1,613	6,451	984	1,620	7,428	9,048	418	2006	(m	)

4137 West Adams Street	Phoenix, AZ		990	2,661	146	1,033	2,764	3,797	148	2006	(m	)

245 W Lodge	Tempe, AZ		898	3,066	37	907	3,095	4,001	92	2007	(m	)

Salt Lake City

512 Lawndale Drive(i)	Salt Lake City, UT		2,705	15,749	2,924	2,705	18,672	21,377	5,382	1997	(m	)

1270 West 2320 South	West Valley, UT		138	784	203	143	983	1,126	268	1998	(m	)

1275 West 2240 South	West Valley, UT		395	2,241	473	408	2,702	3,109	755	1998	(m	)

1288 West 2240 South	West Valley, UT		119	672	147	123	816	938	254	1998	(m	)

2235 South 1300 West	West Valley, UT		198	1,120	259	204	1,373	1,577	427	1998	(m	)

1293 West 2200 South	West Valley, UT		158	896	69	163	960	1,124	231	1998	(m	)

1279 West 2200 South	West Valley, UT		198	1,120	47	204	1,161	1,365	289	1998	(m	)

1272 West 2240 South	West Valley, UT		336	1,905	247	347	2,141	2,488	514	1998	(m	)

1149 West 2240 South	West Valley, UT		217	1,232	99	225	1,324	1,549	331	1998	(m	)

1142 West 2320 South	West Valley, UT		217	1,232	88	225	1,313	1,538	337	1998	(m	)

1152 West 2240 South	West Valley, UT		2,067	—	3,549	2,114	3,503	5,617	657	2000	(m	)

369 Orange Street	Salt Lake City, UT		600	2,855	163	606	3,012	3,618	430	2003	(m	)

4625 West 1730 South	Salt Lake City, UT		903	4,005	20	907	4,021	4,928	215	2006	(m	)

1815-1957 South 4650 West	Salt Lake City, UT		1,707	10,873	170	1,713	11,037	12,750	510	2006	(m	)

2100 Alexander Street	West Valley, UT		373	1,675	(2)	376	1,670	2,046	38	2007	(m	)

2064 Alexander Street	West Valley, UT		864	2,771	(9)	869	2,758	3,626	76	2007	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

Bard Access System -5425 Amelia Earhart	Salt Lake City, UT		615	2,461	43	628	2,491	3,119	8	2007	(m	)

San Diego

16275 Technology Drive	San Diego, CA		2,848	8,641	42	2,859	8,672	11,531	706	2005	(m	)

6305 El Camino Real	Carlsbad, CA		1,590	6,360	214	1,590	6,574	8,163	345	2006	(m	)

8572 Spectrum Lane	San Diego, CA		806	3,225	402	807	3,626	4,433	89	2007	(m	)

13100 Gregg St	Poway, CA		1,040	4,160	271	1,073	4,399	5,471	115	2007	(m	)

2325 Camino Vida Roble	Carlsbad, CA		1,441	1,239	42	1,446	1,276	2,722	105	2006	(m	)

2335 Camino Vida Roble	Carlsbad, CA		817	762	100	821	858	1,679	84	2006	(m	)

2345 Camino Vida Roble	Carlsbad, CA		562	456	28	565	481	1,046	51	2006	(m	)

2355 Camino Vida Roble	Carlsbad, CA		481	365	59	483	422	905	49	2006	(m	)

2365 Camino Vida Roble	Carlsbad, CA		1,098	630	9	1,102	634	1,737	86	2006	(m	)

2375 Camino Vida Roble	Carlsbad, CA		1,210	874	121	1,214	991	2,205	103	2006	(m	)

6451 El Camino Real	Carlsbad, CA		2,885	1,931	52	2,895	1,973	4,868	197	2006	(m	)

Southern New Jersey

4 Springdale Road(d)	Cherry Hill, NJ		332	1,853	1,291	332	3,144	3,476	733	1998	(m	)

8 Springdale Road	Cherry Hill, NJ		258	1,436	854	258	2,290	2,548	580	1998	(m	)

2050 Springdale Road	Cherry Hill, NJ		277	1,545	1,052	277	2,597	2,874	599	1998	(m	)

16 Springdale Road	Cherry Hill, NJ		240	1,336	134	240	1,471	1,710	350	1998	(m	)

5 Esterbrook Lane	Cherry Hill, NJ		240	1,336	236	240	1,572	1,812	368	1998	(m	)

2 Pin Oak Lane	Cherry Hill, NJ		314	1,757	810	314	2,567	2,881	658	1998	(m	)

28 Springdale Road	Cherry Hill, NJ		190	1,060	213	190	1,273	1,463	304	1998	(m	)

3 Esterbrook Lane	Cherry Hill, NJ		198	1,102	486	198	1,588	1,786	371	1998	(m	)

26 Springdale Road	Cherry Hill, NJ		226	1,257	589	226	1,846	2,072	455	1998	(m	)

1 Keystone Ave	Cherry Hill, NJ		218	1,223	963	218	2,186	2,404	515	1998	(m	)

21 Olnev Ave	Cherry Hill, NJ		68	380	75	68	455	523	106	1998	(m	)

19 Olnev Ave	Cherry Hill, NJ		200	1,119	1,130	200	2,249	2,449	483	1998	(m	)

2 Keystone Ave	Cherry Hill, NJ		214	1,194	551	214	1,746	1,959	471	1998	(m	)

18 Olnev Ave	Cherry Hill, NJ		247	1,382	515	247	1,896	2,143	418	1998	(m	)

2030 Springdale Rod	Cherry Hill, NJ		523	2,914	1,389	523	4,304	4,826	1,118	1998	(m	)

111 Whittendale Drive	Morrestown, NJ		522	2,916	130	522	3,046	3,568	636	2000	(m	)

9 Whittendale	Morrestown, NJ		337	1,911	108	343	2,013	2,356	335	2001	(m	)

7851 Airport	Pennsauken, NJ		160	508	382	163	888	1,050	210	2003	(m	)

103 Central	Mt. Laurel, NJ		610	1,847	1,542	619	3,380	3,999	855	2003	(m	)

7890 Airport Hwy/7015 Central	Pennsauken, NJ		300	989	1,062	425	1,926	2,351	714	2006	(m	)

999 Grand Avenue	Hammonton, NJ	(w)	969	8,793	713	979	9,495	10,475	1,541	2005	(m	)

600 Creek Road	Delanco, NJ		2,125	6,504	4	2,126	6,507	8,633	419	2007	(m	)

1070 Thomas Busch Memorial Hwy	Pennsauken, NJ		1,054	2,278	65	1,084	2,313	3,397	151	2007	(m	)

1601 Schlumberger Drive	Moorestown, NJ		560	2,240	272	608	2,464	3,072	61	2007	(m	)

St. Louis

10431-10449 Midwest Industrial Blvd	Olivette, MO		237	1,360	555	237	1,915	2,152	766	1994	(m	)

10751 Midwest Industrial Boulevard	Olivette, MO		193	1,119	368	194	1,487	1,681	589	1994	(m	)

6951 N Hanley(d)	Hazelwood, MO		405	2,295	1,382	419	3,663	4,082	998	1996	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/07			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/07	Constructed	Lives (Years)
	(Dollars in thousands)

1037 Warson — Bldg A	St. Louis, MO		246	1,359	623	251	1,977	2,228	260	2002	(m	)

1037 Warson — Bldg B	St. Louis, MO		380	2,103	1,730	388	3,825	4,212	487	2002	(m	)

1037 Warson — Bldg C	St. Louis, MO		303	1,680	1,224	310	2,897	3,207	447	2002	(m	)

1037 Warson — Bldg D	St. Louis, MO		353	1,952	766	360	2,711	3,071	341	2002	(m	)

6821-6857 Hazelwood Ave	Berkeley, MO		985	6,205	775	985	6,979	7,965	1,073	2003	(m	)

13701 Rider Trail North	Earth City, MO		800	2,099	653	804	2,748	3,552	545	2003	(m	)

1908-2000 Innerbelt(d)	Overland, MO		1,590	9,026	1,057	1,591	10,083	11,673	1,951	2004	(m	)

8449-95 Mid-County Industrial	Vinita Park, MO		520	1,590	222	520	1,812	2,332	384	2004	(m	)

84104-76 Mid County Industrial	Vinita Park, MO		540	2,109	132	540	2,241	2,781	440	2004	(m	)

2001 Innerbelt Business Center	Overland, MO		1,050	4,451	256	1,050	4,707	5,757	910	2004	(m	)

9060 Latty Avenue	Berkeley, MO		687	1,947	43	694	1,984	2,678	480	2006	(m	)

21-25 Gateway Commerce Center	Edwardsville, IL	(x)	1,874	31,958	371	1,928	32,275	34,203	1,230	2006	(m	)

Cenveno Building — 601 Cannonball	O’Fallon, MO		584	2,336	34	595	2,359	2,954	8	2007	(m	)

Tampa

5313 Johns Road	Tampa, FL		204	1,159	219	257	1,325	1,582	342	1997	(m	)

5525 Johns Road	Tampa, FL		192	1,086	435	200	1,513	1,713	357	1997	(m	)

5709 Johns Road	Tampa, FL		192	1,086	168	200	1,246	1,446	332	1997	(m	)

5711 Johns Road	Tampa, FL		243	1,376	183	255	1,546	1,801	388	1997	(m	)

5453 W Waters Avenue	Tampa, FL		71	402	138	82	529	611	142	1997	(m	)

5455 W Waters Avenue	Tampa, FL		307	1,742	387	326	2,111	2,436	537	1997	(m	)

5553 W Waters Avenue	Tampa, FL		307	1,742	267	326	1,990	2,316	517	1997	(m	)

5501 W Waters Avenue	Tampa, FL		154	871	133	142	1,015	1,157	290	1997	(m	)

5503 W Waters Avenue	Tampa, FL		71	402	41	66	449	514	118	1997	(m	)

5555 W Waters Avenue	Tampa, FL		213	1,206	143	221	1,340	1,562	369	1997	(m	)

5557 W Waters Avenue	Tampa, FL		59	335	47	62	379	442	100	1997	(m	)

5461 W Waters	Tampa, FL		261	—	1,406	265	1,402	1,667	297	1998	(m	)

5481 W. Waters Avenue	Tampa, FL		558	—	2,283	561	2,280	2,841	492	1999	(m	)

4515-4519 George Road	Tampa, FL		633	3,587	636	640	4,216	4,856	743	2001	(m	)

6089 Johns Road	Tampa, FL	(y)	180	987	104	186	1,086	1,271	166	2004	(m	)

6091 Johns Road	Tampa, FL	(y)	140	730	51	144	777	921	107	2004	(m	)

6103 Johns Road	Tampa, FL	(y)	220	1,160	75	226	1,230	1,455	165	2004	(m	)

6201 Johns Road	Tampa, FL	(y)	200	1,107	88	205	1,190	1,395	176	2004	(m	)

6203 Johns Road	Tampa, FL	(y)	300	1,460	105	311	1,555	1,865	265	2004	(m	)

6205 Johns Road	Tampa, FL	(y)	270	1,363	46	278	1,402	1,679	123	2004	(m	)

6101 Johns Road	Tampa, FL		210	833	179	216	1,006	1,222	147	2004	(m	)

4908 Tampa West Blvd	Tampa, FL		2,622	8,643	36	2,635	8,666	11,301	1,072	2005	(m	)

11701 Belcher Road South	Largo, FL		1,657	2,768	314	1,669	3,070	4,739	318	2006	(m	)

4900-4914 Creekside Drive(h)	Clearwater, FL		3,702	7,338	301	3,730	7,611	11,341	718	2006	(m	)

4908 Creekside Drive	Clearwater, FL		506	645	329	509	971	1,480	82	2006	(m	)

12345 Starkey Road	Largo, FL		898	2,078	292	905	2,363	3,268	168	2006	(m	)

Toronto

114 Packham Rd — Brooks Industries	Stratford, Ontario		1,000	3,526	55	1,012	3,569	4,581	281	2007	(m	)

135 Dundas Street	Cambridge Ontario, Canada		3,128	4,958	138	3,179	5,045	8,224	1,344	2005	(m	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or		Gross Amount Carried
			(b)		Completion		At Close of Period 12/31/07					Accumulated
	Location	(a)	Initial Cost		and Valuation				Building and			Depreciation		Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision		Land		Improvements		Total	12/31/07		Constructed	Lives (Years)
	(Dollars in thousands)

678 Erie Street	Stratford Ontario, Canada		786	557	78		829		592		1,421	459		2005	(m	)

777 Bayly Street West	Ajax Ontario, Canada		7,224	13,156	4,119	(z)	8,707		15,792		24,499	971		2006	(m	)

Other

3501 Maple Street	Abilene, TX		67	1,057	1,422		266		2,280		2,546	1,140		1994	(m	)

4200 West Harry Street(e)	Wichita, KS		193	2,224	1,777		532		3,662		4,194	2,162		1994	(m	)

5050 Kendrick Court	Grand Rapids, MI		1,721	11,433	7,230		1,721		18,663		20,383	5,829		1994	(m	)

5015 52nd Street SE	Grand Rapids, MI		234	1,321	141		234		1,462		1,696	544		1994	(m	)

Lake Point IV	Orlando, FL		909	4,613	129		920		4,731		5,651	498		2005	(m	)

6266 Hurt Road	Horn Lake, MS		427	—	3,270		427		3,271		3,697	459		2004	(m	)

6266 Hurt Road Building B	Horn Lake, MS		—	—	868		99		769		868	92		2004	(m	)

7601 NW 107th Terrace	Kansas City, MO		746	4,712	50		750		4,758		5,508	987		2005	(m	)

12626 Silicon Drive	San Antonio, TX		768	3,448	22		779		3,459		4,238	432		2005	(m	)

3100 Pinson Valley Parkway	Birmingham, AL		303	742	21		310		756		1,066	84		2005	(m	)

1021 W. First Street, Hwy 93	Sumner, IA		99	2,540	20		100		2,559		2,659	365		2005	(m	)

1245 N. Hearne Avenue	Shreveport, LA		99	1,263	33		102		1,293		1,395	169		2005	(m	)

2315 NW 21st Place	Portland, OR		301	1,247	39		309		1,278		1,587	110		2005	(m	)

10330 I Street	Omaha, NE		1,808	8,340	15		1,809		8,354		10,163	1,115		2006	(m	)

Kimberly Clark BTS	Johnson County, KS		—	—	17,518		25		17,492		17,518	57		2007	(m	)

Redevelopments / Developments / Developable Land (k)			98,110	270	64,295	(z)	103,592		59,091		162,683	527

			$571,387	$1,796,962	$513,831		$590,870	(l)	$2,291,318	(l)	$2,882,188	$439,312	(l)

NOTES:

(a)	See description of encumbrances in Note 6 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with SFAS No. 141.

(c)	Improvements are net of write-off of fully depreciated assets.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	Comprised of eight properties.

(i)	Comprised of 28 properties.

(j)	Not Used.

(k)	These properties represent developable land and redevelopments that have not been placed in service.

(l)

			Gross Amount
	Amounts		Carried At
	Included	Amounts Within	Close of Period
	in Real Estate	Net Investment	December 31,
	Held for Sale	in Real Estate	2007

Land	$6,096	$584,774	$590,870
Buildings & Improvements	33,136	2,258,182	2,291,318
Accumulated Depreciation	(2,800)	(436,512)	(439,312)

Subtotal	36,432	2,406,444	2,442,876
Construction in Progress	—	70,311	70,311

Net Investment in Real Estate	36,432	2,476,755	2,513,187

Leasing Commissions, Net, Deferred Leasing Intangibles, Net and Deferred Rent Receivable, Net	1,443

Balance Sheet at December 31, 2007	$37,875

(m)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	8 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease

(n)	This property collateralizes a $2.8 million mortgage loan which matures on May 1, 2016.

(o)	This property collateralizes a $14.7 million mortgage loan which matures on December 1, 2010.

(p)	This property collateralizes a $5.0 million mortgage loan which matures on December 1, 2019.

(q)	This property collateralizes a $1.4 million mortgage loan which matures on January 1, 2013.

(r)	These properties collateralize a $1.1 million mortgage loan which matures on September 1, 2009.

(s)	This property collateralizes a $2.4 million mortgage loan which matures on January 1, 2012.

(t)	This property collateralizes a $1.7 million mortgage loan which matures on June 1, 2014.

(u)	This property collateralizes a $5.1 million mortgage loan which matures on December 1, 2019.

(v)	This property collateralizes a $1.8 million mortgage loan which matures on September 30, 2024.

(w)	This property collateralizes a $6.4 million mortgage loan which matures on March 1, 2011.

(x)	This property collateralizes a $13.8 million mortgage loan and a $11.7 million mortgage loan which both mature on January 1, 2014.

(y)	These properties collateralize a $5.7 million mortgage loan which matures on July 1, 2009.

(z)	Includes foreign currency translation adjustments.

At December 31, 2007, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.7 billion (excluding construction in progress.)

The changes in total real estate assets, including real estate held for sale, for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Balance, Beginning of Year	$2,938,242	$2,914,916	$2,537,513
Acquisition of Real Estate Assets	405,633	511,479	627,021
Construction Costs and Improvements	220,571	199,550	183,245
Disposition of Real Estate Assets	(590,271)	(672,099)	(403,651)
Write-off of Fully Depreciated Assets	(21,676)	(15,604)	(29,212)

Balance, End of Year	$2,952,499	$2,938,242	$2,914,916

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2007 are as follows:

	2007	2006	2005

Balance, Beginning of Year	$410,962	$357,228	$323,493
Depreciation for Year	105,758	107,352	86,587
Disposition of Assets	(55,732)	(38,014)	(24,088)
Write-off of Fully Depreciated Assets	(21,676)	(15,604)	(28,764)

Balance, End of Year	$439,312	$410,962	$357,228

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

Date: February 25, 2008

By:	/s/ Michael J. Havala
Michael J. Havala
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2008

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Shidler Jay H. Shidler	Chairman of the Board of Directors	February 25, 2008

/s/ Michael W. Brennan Michael W. Brennan	President, Chief Executive Officer and Director	February 25, 2008

/s/ John Brenninkmeijer John Brenninkmeijer	Director	February 25, 2008

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	February 25, 2008

Signature	Title	Date

/s/ Kevin W. Lynch Kevin W. Lynch	Director	February 25, 2008

/s/ Robert D. Newman Robert D. Newman	Director	February 20, 2008

/s/ John E. Rau John E. Rau	Director	February 25, 2008

/s/ Robert J. Slater Robert J. Slater	Director	February 25, 2008

/s/ W. Edwin Tyler W. Edwin Tyler	Director	February 25, 2008

/s/ J. Steven Wilson J. Steven Wilson	Director	February 25, 2008