Form 10-Q
period 2008-03-31
FIRST INDUSTRIAL LP
filed 2008-05-07
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended March 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands,
	except unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$579,522	$584,774
Buildings and Improvements	2,229,155	2,258,182
Construction in Progress	56,105	70,311
Less: Accumulated Depreciation	(419,771)	(436,512)

Net Investment in Real Estate	2,445,011	2,476,755

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $9,761 and $3,038 at March 31, 2008 and December 31, 2007, respectively	47,126	37,875
Investments in and Advances to Other Real Estate Partnerships	369,548	408,849
Cash and Cash Equivalents	5,440	4,696
Restricted Cash	13,497	24,891
Tenant Accounts Receivable, Net	10,049	7,825
Investments in Joint Ventures	60,694	57,543
Deferred Rent Receivable, Net	25,954	27,999
Deferred Financing Costs, Net	14,661	15,373
Deferred Leasing Intangibles, Net	78,121	78,137
Prepaid Expenses and Other Assets, Net	203,940	161,200

Total Assets	$3,274,041	$3,301,143

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$72,612	$73,550
Senior Unsecured Debt, Net	1,551,429	1,550,991
Unsecured Line of Credit	348,706	322,129
Accounts Payable, Accrued Expenses and Other Liabilities, Net	118,503	188,269
Deferred Leasing Intangibles, Net	19,311	20,153
Rents Received in Advance and Security Deposits	27,567	26,537
Distributions Payable	36,423	37,311

Total Liabilities	2,174,551	2,218,940

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding at March 31, 2008 and December 31, 2007) with a liquidation preference of $275,000	266,211	266,211
General Partner Units (44,299,806 and 43,672,149 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	699,311	678,586
Limited Partners’ Units (6,288,369 and 6,438,695 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	147,354	148,429
Accumulated Other Comprehensive Loss	(13,386)	(11,023)

Total Partners’ Capital	1,099,490	1,082,203

Total Liabilities and Partners’ Capital	$3,274,041	$3,301,143

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands, except unit and per unit data)

Revenues:
Rental Income	$60,990	$52,825
Tenant Recoveries and Other Income	24,541	26,918
Construction Revenues	22,954	8,247

Total Revenues	108,485	87,990

Expenses:
Property Expenses	30,561	24,921
General and Administrative	23,208	22,930
Depreciation and Other Amortization	33,877	29,381
Construction Expenses	22,301	8,037

Total Expenses	109,947	85,269

Other Income/Expense:
Interest Income	628	217
Interest Expense	(28,856)	(29,901)
Amortization of Deferred Financing Costs	(723)	(820)
Loss From Early Retirement of Debt	—	(146)

Total Other Income/Expense	(28,951)	(30,650)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax Benefit	(30,413)	(27,929)
Equity in Income of Other Real Estate Partnerships	9,099	5,520
Equity in Income of Joint Ventures	3,302	5,631
Income Tax Benefit	2,348	1,922

Loss from Continuing Operations	(15,664)	(14,856)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $67,917 and $55,370 for the Three Months Ended March 31, 2008 and March 31, 2007, respectively)	70,576	64,028
Provision for Income Taxes Allocable to Discontinued Operations (Including $247 and $10,133 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2008 and March 31, 2007, respectively)	(247)	(11,227)

Income Before Gain on Sale of Real Estate	54,665	37,945
Gain on Sale of Real Estate	7,671	2,029
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,591)	(768)

Net Income	60,745	39,206
Less: Preferred Unit Distributions	(4,857)	(5,935)

Net Income Available to Unitholders	$55,888	$33,271

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.29)	$(0.38)

Income From Discontinued Operations	$1.42	$1.04

Net Income Available to Unitholders	$1.13	$0.65

Weighted Average Units Outstanding	49,407	50,966

Net Income Available to Unitholders Attributable to:
General Partners	$48,755	$29,059
Limited Partners	7,133	4,212

Net Income Available to Unitholders	$55,888	$33,271

Distribution Declared per Unit Outstanding	$0.72	$0.71

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net Income	$60,745	$39,206
Mark to Market of Interest Rate Protection Agreements, Offset by the Tax Benefit	(1,842)	(142)
Amortization of Interest Rate Protection Agreements	(187)	(296)
Mark to Market of Available for Sale Mortgage Notes Receivable	328	—
Foreign Currency Translation Adjustment, Offset by the Tax Benefit	(661)	—

Other Comprehensive Income	$58,383	$38,768

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,745	$39,206
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation	25,390	26,215
Amortization of Deferred Financing Costs	723	820
Other Amortization	11,918	11,754
Provision for Bad Debt	1,008	26
Equity in Income of Joint Ventures	(3,302)	(5,631)
Distributions from Joint Ventures	3,606	5,808
Gain on Sale of Real Estate	(75,588)	(57,399)
Loss on Early Retirement of Debt	—	146
Equity in Income of Other Real Estate Partnerships	(9,099)	(5,520)
Distributions from Investment in Other Real Estate Partnerships	9,099	5,520
Decrease (Increase) in Developments for Sale Costs	1,517	(5,132)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(16,198)	(2,813)
Increase in Deferred Rent Receivable	(1,948)	(2,488)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(42,467)	(11,835)
Decrease (Increase) in Restricted Cash	89	(103)

Net Cash Used In Operating Activities	(34,507)	(1,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(157,105)	(148,733)
Net Proceeds from Sales of Investments in Real Estate	156,279	213,712
Investments in and Advances to Other Real Estate Partnerships	(2,956)	(35,226)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	42,257	13,511
Contributions to and Investments in Joint Ventures	(5,382)	(4,165)
Distributions from Joint Ventures	974	5,198
Funding of Notes Receivable	—	(8,385)
Repayment of Notes Receivable	6,110	8,385
Decrease in Restricted Cash	11,305	15,824

Net Cash Provided by Investing Activities	51,482	60,121

CASH FLOWS FROM FINANCING ACTIVITIES:
Unit Contributions	56	174
Unit Distributions	(36,079)	(36,613)
Preferred Unit Distributions	(6,089)	(4,703)
Repurchase of Restricted Units	(3,348)	(3,707)
Repayments on Mortgage Loans Payable	(758)	(21,469)
Debt Issuance Costs and Costs Incurred in Connection with the Early Retirement of Debt	(12)	(155)
Proceeds from Unsecured Line of Credit	216,000	179,000
Repayments on Unsecured Line of Credit	(189,000)	(187,000)
Cash Book Overdraft.	3,038	2,946

Net Cash Used in Financing Activities	(16,192)	(71,527)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39)	—
Net Increase (Decrease) in Cash and Cash Equivalents	783	(12,832)
Cash and Cash Equivalents, Beginning of Period	4,696	15,124

Cash and Cash Equivalents, End of Period	$5,440	$2,292

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per Unit data)
(Unaudited)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 87.6% and 87.4% ownership interest at March 31, 2008 and March 31, 2007, respectively. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.4% and 12.6% interest in the Operating Partnership at March 31, 2008 and March 31, 2007, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275,000 at March 31, 2008. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. Unless the context otherwise requires, the terms the “Operating Partnership,” “we,” “us,” and “our” refer to First Industrial, L.P. and our controlled subsidiaries. We refer to our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

We are the sole member of several limited liability companies (the “L.L.C.s”) and the sole stockholder of the TRS (together with the Operating Partnership and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. The Operating Partnership also holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of March 31, 2008, we owned 761 industrial properties (inclusive of developments in process) containing an aggregate of approximately 65.0 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2008, the Other Real Estate Partnerships owned 95 industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

We also own minority equity interests in, and provide various services to, seven joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture;” together the “Joint Ventures.”).

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. The operating data of the Other Real Estate Partnerships and the Joint Ventures is not consolidated with that of the Consolidated Operating Partnership as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2007 audited financial statements included in our 2007 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2008 and December 31, 2007, and the reported

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of revenues and expenses for the three months ended March 31, 2008 and March 31, 2007. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2008 and December 31, 2007 and the results of our operations and comprehensive income for each of the three months ended March 31, 2008 and March 31, 2007, and our cash flows for each of the three months ended March 31, 2008 and March 31, 2007, and all adjustments are of a normal recurring nature.

Construction Revenues and Expenses

Construction revenues and expenses include revenues and expenses associated with us acting in the capacity of general contractor and development manager for certain third party development projects. For such projects we recognize the gross costs and revenues on a percentage of completion basis. Additionally, for the three months ended March 31, 2008, construction revenues and expenses include amounts relating to the sale of industrial units that we developed to sell.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	March 31,	December 31,
	2008	2007

In-Place Leases	$78,939	$78,332
Less: Accumulated Amortization	(23,416)	(22,048)

	$55,523	$56,284

Above Market Leases	$4,595	$5,069
Less: Accumulated Amortization	(1,848)	(2,023)

	$2,747	$3,046

Tenant Relationships	$23,123	$21,597
Less: Accumulated Amortization	(3,272)	(2,790)

	$19,851	$18,807

Total Deferred Leasing Intangibles, Net	$78,121	$78,137

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	March 31,	December 31,
	2008	2007

Below Market Leases	$28,160	$28,316
Less: Accumulated Amortization	(8,849)	(8,163)

	$19,311	$20,153

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired for March 31, 2008 and March 31, 2007 is as follows:

	March 31,	March 31,
	2008	2007

In-Place Leases	$4,868	$7,604
Above Market Leases	$61	$855
Tenant Relationships	$2,299	$4,544
Below Market Leases	$(524)	$(1,065)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the three months ended March 31, 2008 and March 31, 2007 is as follows:

	March 31,	March 31,
	2008	2007

In-Place Leases	41	69
Above Market Leases	43	107
Tenant Relationships	93	78
Below Market Leases	35	33

Amortization expense related to in-place leases and tenant relationships was $5,388 and $4,891 for the three months ended March 31, 2008 and March 31, 2007, respectively. Rental revenues increased by $1,147 and $911 related to amortization of above/(below) market leases for the three months ended March 31, 2008 and March 31, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008 (See Note 12). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the implementation of this statement will effect our consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will comply with the expanded disclosure requirements, as applicable.

3.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects our limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	March 31,	December 31,
	2008	2007

ASSETS
Assets:
Investment in Real Estate, Net	$322,915	$339,533
Other Assets, Net	59,631	83,939

Total Assets	$382,546	$423,472

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Total Liabilities	$9,889	$11,216
Partners’ Capital	372,657	412,256

Total Liabilities and Partners’ Capital	$382,546	$423,472

Condensed Combined Statements of Operations:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Total Revenues, Including Interest Income	$12,940	$11,835
Property Expenses	(4,198)	(3,637)
Depreciation and Other Amortization	(5,275)	(4,990)
Income Tax Provision	—	(6)

Income from Continuing Operations	3,467	3,202
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $5,444 and $0 for the Three Months Ended March 31, 2008 and March 31, 2007, respectively)	5,717	816
Gain on Sale of Real Estate	—	1,545

Net Income	$9,184	$5,563

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in Joint Ventures and Property Management Services

At March 31, 2008, the 2003 Net Lease Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 27 industrial properties comprising approximately 5.7 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 61 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA, the 2006 Land/Development Joint Venture owned several land parcels, and the 2007 Canada Joint Venture owned three industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of March 31, 2008, the 2007 Europe Joint Venture does not own any properties.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved.

At March 31, 2008 and December 31, 2007, we have receivables from the Joint Ventures and the July 2007 Fund of $9,355 and $6,068, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund, reimbursement for insurance premiums paid on behalf of the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in prepaid expenses and other assets, net.

During the three months ended March 31, 2008 and March 31, 2007, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	For the Three
	Months Ended
	March 31,	March 31,
	2008	2007

Contributions	$5,082	$4,165
Distributions	$4,580	$11,006
Fees	$4,586	$5,702

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured debt, and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	March 31,	December 31,	March 31,	March 31,
	2008	2007	2008	2008	Maturity Date

					July 2009-
Mortgage Loans Payable, Net	$72,612	$73,550	5.50%-9.25%	4.58%-9.25%	September 2024
Unamortized Premiums	(2,016)	(2,196)

Mortgage Loans Payable, Gross	$70,596	$71,354

Senior Unsecured Debt, Net
2016 Notes	199,459	199,442	5.750%	5.91%	01/15/16
2017 Notes	99,907	99,905	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,056	7.150%	7.11%	05/15/27
2028 Notes	199,841	199,838	7.600%	8.13%	07/15/28
2011 Notes	199,822	199,807	7.375%	7.39%	03/15/11
2012 Notes	199,442	199,408	6.875%	6.85%	04/15/12
2032 Notes	49,463	49,457	7.750%	7.87%	04/15/32
2009 Notes	124,948	124,937	5.250%	4.10%	06/15/09
2014 Notes	113,861	113,521	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	149,630	149,620	5.950%	6.37%	05/15/17

Subtotal	$1,551,429	$1,550,991

Unamortized Discounts	13,641	14,079

Senior Unsecured Debt, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit Total	$348,706	$322,129	3.535%	3.535%	09/28/12

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2008	$2,353
2009	132,959
2010	15,453
2011	407,269
2012	553,065
Thereafter	873,273

Total	$1,984,372

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Partners’ Capital

We have issued general partnership units, limited partnership units (together, the “Units”) and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties. Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, $0.01 par value, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units resulted from preferred capital contributions from the Company. We will be required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the general and limited partnership units, except for distributions required to enable the Company to maintain its qualification as a REIT.

Unit Contributions:

During the three months ended March 31, 2008, certain employees exercised 1,800 non-qualified employee stock options. Net proceeds to the Company were approximately $56. The Company contributed the net proceeds to us and we issued Units to the Company in the same amount.

During the three months ended March 31, 2008, the Company awarded 588,628 of restricted common stock shares and restricted stock units to certain employees and 2,168 shares of restricted common stock to certain directors. We issued Units to the Company in the same amount. These restricted common stock shares and restricted stock units had a fair value of approximately $18,927 on the dates of approval by the Compensation Committee of the Board of Directors. The restricted common stock and restricted stock units awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Distributions:

The following table summarizes distributions accrued during the three months ended March 31, 2008:

	Three Months Ended
	March 31, 2008
	Distribution	Total
	per Unit	Distribution

Operating Partnership Units	$0.72	$36,423
Series F Preferred Units	$1,559.00	$780
Series G Preferred Units	$1,809.00	$452
Series J Preferred Units	$4,531.30	$2,719
Series K Preferred Units	$4,531.30	$906

7.	Acquisition of Real Estate

During the three months ended March 31, 2008, we acquired ten industrial properties comprising approximately 1.3 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $93,298, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the three months ended March 31, 2008, we sold 35 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 35 industrial properties and several land parcels were approximately $203,383. The gain on sale of real estate was approximately $75,588. We deferred $2,506 on the gain on sale of real estate on the sale of one of the 35 properties. Since we leased back a

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the property for one of our regional offices and we provided seller financing, SFAS 98 “Accounting for Leases” required us to defer the gain. The gain on sale of real estate will be recognized when the mortgage note receivable is paid off and retired. The mortgage note receivable matures in August, 2008. The 35 sold industrial properties meet the criteria established by SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” (“SFAS 144”) to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 35 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for the several land parcels that do not meet the criteria established by SFAS 144 are included in continuing operations.

At March 31, 2008, we had 21 industrial properties comprising approximately 1.1 million square feet of GLA held for sale. In accordance with SFAS 144, the results of operations of the 21 industrial properties held for sale at March 31, 2008 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the three months ended March 31, 2007 reflects the results of operations of the 35 industrial properties that were sold during the three months ended March 31, 2008, the results of operations of 156 industrial properties that were sold during the year ended December 31, 2007, the results of operations of the 21 industrial properties identified as held for sale at March 31, 2008 and the gain on sale of real estate relating to 35 industrial properties that were sold during the three months ended March 31, 2007.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2008 and March 31, 2007:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Total Revenues	$7,281	$22,506
Property Expenses	(3,282)	(7,393)
Depreciation and Amortization	(1,340)	(6,455)
Gain on Sale of Real Estate	67,917	55,370
Provision for Income Taxes	(247)	(11,227)

Income from Discontinued Operations	$70,329	$52,801

In conjunction with certain property sales, we provided seller financing. At March 31, 2008 and December 31, 2007, we had mortgage notes receivable and accrued interest outstanding of approximately $64,976 and $30,456, respectively, which is included as a component of prepaid expenses and other assets.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Interest paid, net of capitalized interest	$29,677	$29,144

Interest capitalized	$2,107	$1,374

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on units	$36,423	$36,867

Distribution payable on preferred units	$—	$5,935

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(3,679)	$(190)
General partnership units	3,679	190

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(251)	$(4,595)

Mortgage debt	$—	$(38,590)

Write-off of fully depreciated assets	$(14,013)	$(9,597)

In conjunction with certain property sales, the Operating Partnership provided seller financing:
Mortgage notes receivable	$40,282	$5,250

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Numerator:
Loss from Continuing Operations	$(15,664)	$(14,856)
Gain on Sale of Real Estate, Net of Income Taxes	6,080	1,261
Less: Preferred Distributions	(4,857)	(5,935)

Loss from Continuing Operations Available to Unitholders, Net of Income Taxes — For Basic and Diluted EPU	(14,441)	(19,530)
Discontinued Operations, Net of Income Taxes	70,329	52,801

Net Income Available to Unitholders	$55,888	$33,271

Denominator:
Weighted Average Units — Basic and Diluted	49,407,094	50,965,685

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(0.29)	$(0.38)

Discontinued Operations, Net of Income Taxes	$1.42	$1.04

Net Income Available to Unitholders	$1.13	$0.65

Unvested restricted stock shares aggregating 995,642 and 429,759 were antidilutive at March 31, 2008 and 2007, respectively, and accordingly, were excluded from dilution computations.

Options to purchase the Company’s common stock of 354,101 and 372,876 were outstanding as of March 31, 2008 and 2007, respectively. All of the options outstanding at March 31, 2008 and 2007 were antidilutive, and accordingly, were excluded in dilution computations.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the three months March 31, 2008 and 2007 as the dilutive effect of stock options and restricted stock was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to unitholders net of income taxes. The dilutive effect of stock options and restricted stock excluded from the computation are 8,936 and 15,879, respectively, for the three months ended March 31, 2008 and 123,754 and 134,830, respectively, for the three months ended March 31, 2007.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation

For the three months ended March 31, 2008 and 2007, we recognized $3,460 and $3,606, respectively, in compensation expense related to restricted stock awards, of which $395 and $402, respectively, was capitalized in connection with development activities. At March 31, 2008, we have $38,725 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.36 years. We have not awarded options to our employees or directors during the three months ended March 31, 2008 and March 31, 2007 and all outstanding options are fully vested, therefore no stock-based employee compensation expense related to options is included in net income available to unitholders.

12.	Other Comprehensive Income and Fair Value Measurements

In July 2007, the 2006 Land/Development Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its line of credit. The hedge relationship is considered highly effective and for the three months ended March 31, 2008, $3,687 of unrealized loss due to a change in values of the swap contracts was recognized in other comprehensive income by the 2006 Land/Development Joint Venture. We recorded $369 in unrealized loss, representing our 10% share, offset by $144 of income tax benefit, which is shown as mark to market of interest rate protection agreements in other comprehensive income for the three months ended March 31, 2008.

In January 2008, the 2006 Land/Development Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its line of credit. The hedge relationship is considered highly effective and for the three months ended March 31, 2008, $1,850 of unrealized loss due to a change in values of the swap contracts was recognized in other comprehensive income by the 2006 Land/Development Joint Venture. We recorded $185 in unrealized loss, representing our 10% share, offset by $72 of income tax benefit, which is shown as mark to market of interest rate protection agreements in other comprehensive income for the three months ended March 31, 2008.

In January 2008, the 2005 Core Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its line of credit. The hedge relationship is considered highly effective and for the three months ended March 31, 2008, $1,117 of unrealized loss due to a change in values of the swap contracts was recognized in other comprehensive income by the 2005 Core Joint Venture. We recorded $112 in unrealized loss, representing our 10% share, offset by $43 of income tax benefit, which is shown as mark to market of interest rate protection agreements in other comprehensive income for the three months ended March 31, 2008.

In January 2008, we entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which we designated as cash flow hedges (the “January 2008 Agreements”). The January 2008 Agreements each have a notional value of $59,750 and are effective from May 15, 2009 through May 15, 2014. The January 2008 Agreements fix the LIBOR rate at 4.0725% and 4.0770%, respectively. We recorded $1,347 in unrealized loss, which is shown as mark to market of interest rate protection agreements in other comprehensive income for the three months ended March 31, 2008.

In March 2008, we entered into an interest rate swap agreement (the “March 2008 Agreement”) which fixed the interest rate on a portion of our outstanding borrowings on our unsecured line of credit. We designated this transaction as a cash flow hedge. The March 2008 Agreement has a notional value of $50,000 and is effective from March 6, 2008 through April 1, 2010. The March 2008 Agreement fixes the LIBOR rate at 2.4150%. Any payments or receipts from the March 2008 Agreement will be treated as a component of interest expense. We anticipate that the March 2008 Agreement will be highly effective, and, as a result, the change in value will be shown in other comprehensive income. We recorded $88 in unrealized loss, which is shown as mark to market of interest rate protection agreements in other comprehensive income for the three months ended March 31, 2008.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with certain issuances of senior unsecured debt, we entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, we will amortize approximately $737 into net income by decreasing interest expense.

For the three months ended March 31, 2008, other comprehensive income includes $328 of unrealized gain on the mark-to-market related to mortgage notes receivable that we have classified as available-for-sale.

During 2008, we owned one industrial property and one land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property and land parcel are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts of the industrial property and land parcel are translated using the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income. For the three months ended March 31, 2008, we recorded $1,026 in foreign currency translation loss, offset by $365 of income tax benefit.

We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments recorded at fair value. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth our financial assets and liabilities that are accounted for, at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Protection Agreements(1)	$1,435	—	$1,435	—

(1)	Unrealized gains or losses on the interest rate protection are recorded in accumulated other comprehensive income (loss) at each measurement date.

The valuation of the above interest rate protection agreements are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the interest rate protection agreements, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS 157, we incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements.

Although we have determined that the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the positions of the interest rate protection agreements and have determined that the

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit valuation adjustments are not significant to the overall valuation of our interest rate protection agreements. As a result, we have determined that the valuations in their entirety are classified in Level 2 of the fair value hierarchy.

13.	Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity.

We have committed to the construction of several industrial properties totaling approximately 2.2 million square feet of GLA. The estimated total construction costs are approximately $119,366. Of this amount, approximately $63,584 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At March 31, 2008, we had 23 letters of credit outstanding in the aggregate amount of $9,077. These letters of credit expire between April, 2008 and January, 2010.

14.	Related Party Transactions

At March 31, 2008, we have a payable balance of $10,077 from a wholly-owned entity of the Company. At December 31, 2007, we had a payable balance of $45,901 to a wholly-owned entity of the Company.

15.	Subsequent Events

From April 1, 2008 to April 25, 2008, the Consolidated Operating Partnership acquired four industrial properties for a purchase price of approximately $49,015, excluding costs incurred in conjunction with the acquisition of these industrial properties. There were no industrial properties sold during this period.

On April 21, 2008, we paid a first quarter 2008 distribution of $0.72 per Unit, totaling approximately $36,423.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse affect on our operations and future prospects include, but are not limited to, changes in: international, national, regional and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing (including both public and private capital), interest rates, competition, supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in our current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, changes in general accounting principles, policies and guidelines applicable to real estate investment trusts and risks related to doing business internationally (including foreign currency exchange risks and risks related to integrating international properties and operations). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For further information concerning the Operating Partnership and its business, including additional factors that could materially affect our financial results, see Item 1A, “Risk Factors” and the Operating Partnership’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, the terms the “Operating Partnership,” “we,” “us,” and “our” refer to First Industrial, L.P. and our controlled subsidiaries. We refer to our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”), with an approximate 87.6% ownership interest at March 31, 2008. The limited partners of the Operating Partnership own, in the aggregate, approximately a 12.4% interest in the Operating Partnership at March 31, 2008. The Company also owns a preferred general partnership interest in the Operating Partnership with an aggregate liquidation priority of $275.0 million at March 31, 2008. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership.

We are the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of the TRS. We hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

Our financial statements report the Operating Partnership, L.L.C.s and the TRS (the “Consolidated Operating Partnership”) on a consolidated basis.

As of March 31, 2008, we owned 761 industrial properties (inclusive of developments in process) containing an aggregate of approximately 65.0 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2008, the Other Real Estate Partnerships owned 95 industrial properties containing an aggregate of approximately 9.3 million square feet of GLA.

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies of which it is the sole member, also own minority equity interests in, and provide various services to, seven joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture;” together the “Joint Ventures”).

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

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties and our joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our and our joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties and our joint ventures’ properties (as discussed below), for our distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties and our joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue growth would be limited. Further, if a significant number of our or our joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if we or our joint ventures were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

Our revenue growth is also dependent, in part, on our ability and our joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership itself, and through our various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments and our joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

We also generate income from the sale of our properties and our joint ventures’ properties (including existing buildings, buildings which we or our joint ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through our various joint ventures, is continually engaged in, and our income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in our income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our distributions. Also, a significant portion of our proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Our net income available to unitholders was $55.9 and $33.3 million for the three months ended March 31, 2008, and March 31, 2007, respectively. Basic and diluted net income available to unitholders were $1.13 for the three months ended March 31, 2008 and $0.65 per unit for the three months ended March 31, 2007.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2008 and March 31, 2007. Same store properties are properties owned prior to January 1, 2007 and held as an operating property through March 31, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for 12 months prior to January 1, 2007. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as an operating property through March 31, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2007 or b) placed in service prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our joint ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint

Venture, and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2008 and 2007, the occupancy rates of our same store properties were 90.4% and 90.7%, respectively.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$70,907	$67,464	$3,443	5.1%
Acquired Properties	7,217	2,654	4,563	171.9%
Sold Properties	5,355	20,030	(14,675)	(73.3)%
(Re)Developments and Land, Not Included Above	3,193	739	2,454	332.1%
Other	6,140	11,362	(5,222)	(46.0)%

	92,812	102,249	(9,437)	(9.2)%
Discontinued Operations	(7,281)	(22,506)	15,225	(67.6)%

Subtotal Revenues	85,531	79,743	5,788	7.3%

Construction Revenues	22,954	8,247	14,707	178.3%

Total Revenues	$108,485	$87,990	$20,495	23.3%

Revenues from same store properties increased by $3.4 million due primarily to an increase in same store rental rates and an increase in lease termination fees of $1.4 million. Revenues from acquired properties increased $4.6 million due to the 113 industrial properties acquired subsequent to December 31, 2006 totaling approximately 9.4 million square feet of GLA. Revenues from sold properties decreased $14.7 million due to the 194 industrial properties sold subsequent to December 31, 2006 totaling approximately 16.1 million square feet of GLA. Revenues from (re)developments and land increased $2.5 million primarily due to an increase in occupancy. Other revenues decreased by approximately $5.2 million due primarily to a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $14.7 million primarily due to a development project that commenced in September, 2007 for which we are acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$23,486	$21,544	$1,942	9.0%
Acquired Properties	2,668	247	2,421	980.2%
Sold Properties	2,267	6,039	(3,772)	(62.5)%
(Re)Developments and Land, Not Included Above	1,139	863	276	32.0%
Other	4,283	3,621	662	18.3%

	33,843	32,314	1,529	4.7%
Discontinued Operations	(3,282)	(7,393)	4,111	(55.6)%

Total Property Expenses	30,561	24,921	5,640	22.6%

Construction Expenses	22,301	8,037	14,264	177.5%

Total Property and Construction Expenses	$52,862	$32,958	$19,904	60.4%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties increased $1.9 million due primarily to an increase in real estate tax expense as well as an increase in repairs and maintenance expense attributable to increases in snow removal expense. Property expenses from acquired properties increased by $2.4 million due to properties acquired subsequent to December 31, 2006. Property expenses from sold properties decreased by $3.8 million due to properties sold subsequent to December 31, 2006. Property expenses from (re)developments, and land remained relatively unchanged. Other expense remained relatively unchanged. Construction expenses increased $14.3 million primarily due to a development project that commenced in September, 2007 for which we are acting in the capacity of development manager.

General and administrative expense remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$26,720	$27,403	$(683)	(2.5)%
Acquired Properties	5,169	1,536	3,633	236.5%
Sold Properties	958	5,959	(5,001)	(83.9)%
(Re)Developments and Land, Not Included Above and Other	1,909	467	1,442	308.8%
Corporate Furniture, Fixtures and Equipment	461	471	(10)	(2.1)%

	35,217	35,836	(619)	(1.7)%
Discontinued Operations	(1,340)	(6,455)	5,115	(79.2)%

Total Depreciation and Other Amortization	$33,877	$29,381	$4,496	15.3%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $3.6 million due to properties acquired subsequent to December 31, 2006. Depreciation and other amortization from sold properties decreased by $5.0 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land and other increased by $1.4 million due primarily to an increase in the substantial completion of developments.

Interest income increased $0.4 million, or 189.4%, due primarily to an increase in the average mortgage loans receivable outstanding during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Interest expense decreased by approximately $1.0 million, or 3.5%, primarily due to a decrease in the weighted average interest rate for the three months ended March 31, 2008 (6.07%), as compared to the three months ended March 31, 2007 (6.62%) and due to an increase in capitalized interest for the three months ended March 31, 2008 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2008 ($2,052.7 million), as compared to the three months ended March 31, 2007 ($1,915.1 million).

Amortization of deferred financing costs remained relatively unchanged.

For the three months ended March 31, 2007, the Operating Partnership incurred a $0.1 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of Other Real Estate Partnerships increased by $3.6 million, or 64.8%, primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships.

Equity in income of joint ventures decreased by approximately $2.3 million, or 41.4%, due primarily to a decrease in our economic share of gains and earn outs on property sales from the 2005 Core Joint Venture partially offset by an increase in our economic share of gains and earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

The income tax benefit (provision) (included in continuing operations, discontinued operations and gain on sale) decreased by $10.6 million, or 105.1%, in the aggregate, due primarily to a decrease gain on sale of real estate and assignment fees earned within the TRS.

The $6.1 million and $1.3 million gain on sale of real estate, net of income taxes, for the three months ended March 31, 2008 and 2007, respectively, resulted from the sale of several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2008 and March 31, 2007:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	($ in 000’s)

Total Revenues	$7,281	$22,506
Property Expenses	(3,282)	(7,393)
Depreciation and Amortization	(1,340)	(6,455)
Gain on Sale of Real Estate	67,917	55,370
Provision for Income Taxes	(247)	(11,227)

Income from Discontinued Operations	$70,329	$52,801

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2008 reflects the results of operations and gain on sale of real estate relating to 35 industrial properties that were sold during the three months ended March 31, 2008 and the results of operations of 21 properties that were identified as held for sale at March 31, 2008.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2007 reflects the gain on sale of real estate relating to 35 industrial properties that were sold during the three months ended March 31, 2007 and reflects the results of operations of 156 industrial properties that were sold during the year ended December 31, 2007, 35 industrial properties that were sold during the three months ended March 31, 2008 and 21 industrial properties identified as held for sale at March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 our cash and restricted cash was approximately $5.4 and $13.5 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional Units and preferred units. On April 30, 2007 we filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of securities to be issued in the following three years.

We also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At March 31, 2008, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 3.54%. The Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 0.475%, or the prime rate, at our election. As of April 25, 2008 we had approximately $71.8 million available for additional borrowings under the Unsecured Line of Credit.

Three Months Ended March 31, 2008

Net cash used in operating activities of approximately $34.5 million for the three months ended March 31, 2008 was comprised primarily of net income of approximately $60.7 million and net distributions from our industrial real estate joint ventures of $0.3 million offset by the net change in operating assets and liabilities of approximately $57.0 million and adjustments for non-cash items of $38.5 million. The adjustments for the non-cash items of approximately $38.5 million are primarily comprised of the gain on sale of real estate of approximately $75.6 million and the effect of the straight-lining of rental income of approximately $1.9 million substantially offset by depreciation and amortization of approximately $38.0 million and the provision for bad debt of approximately $1.0 million.

Net cash provided by investing activities of approximately $51.5 million for the three months ended March 31, 2008 was comprised primarily of the net proceeds from sales of investment in real estate, repayments of notes receivable, distributions from the Other Real Estate Partnerships, distributions from our industrial real estate joint ventures and a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in our industrial real estate joint ventures.

During the three months ended March 31, 2008, we sold 35 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. Net proceeds from the sales of the 35 industrial properties and several land parcels were approximately $156.3 million.

During the three months ended March 31, 2008, we acquired ten industrial properties comprising approximately 1.3 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $93.3 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

We invested approximately $5.4 million and received distributions of approximately $4.6 million from our industrial real estate joint ventures. As of March 31, 2008, our industrial real estate joint ventures owned 114 industrial properties comprising approximately 20.5 million square feet of GLA and several land parcels.

Net cash used in financing activities of approximately $16.2 million for the three months ended March 31, 2008 was derived primarily of general partnership and limited partnership units (“Unit”) and preferred general partnership unit distributions, the repurchase of restricted units, repayments on mortgage loans payable and debt issue costs, partially offset by unit contributions, the net proceeds from our Unsecured Line of Credit and a book overdraft.

During the three months ended March 31, 2008, certain employees exercised 1,800 non-qualified employee stock options. Net proceeds to the Company were approximately $0.1 million. We issued Units to the Company in the same amount.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to much lessor extent, foreign currency fluctuations.

Interest Rate Risk

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At March 31, 2008, approximately $1,674.0 million (approximately 84.9% of total debt at March 31, 2008) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit, in which the interest rate was fixed via an interest rate protection agreement) and approximately $298.7 million (approximately 15.1% of total debt at March 31, 2008) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at March 31, 2008, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.1 million per year.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2008, we had two outstanding interest rate protection agreements with an aggregate notional amount of $119.5 million which fix the interest rate on a forecasted offering of debt, and one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our unsecured line of credit.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2008, we had only one property and one land parcel for which the U.S. dollar was not the functional currency. This property and land parcel are located in Ontario, Canada and use the Canadian dollar as their functional currency.

Recent Accounting Pronouncements

Refer to Note 2 to the March 31, 2008 Consolidated Financial Statements.

Subsequent Events

From April 1, 2008 to April 25, 2008, the Consolidated Operating Partnership acquired four industrial properties for a purchase price of approximately $49.0 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. There were no industrial properties sold during this period.

On April 21, 2008, we paid a first quarter 2008 distribution of $0.72 per Unit, totaling approximately $36.4 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number		Description

31	.1*	Certification of the Principal ExecutiveOfficer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal FinancialOfficer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal ExecutiveOfficer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC.
 Its Sole General Partner

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 6, 2008

EXHIBIT INDEX

Exhibit
Number		Description

31	.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal ExecutiveOfficer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith