Form 10-K
period 2008-12-31
FIRST INDUSTRIAL LP
filed 2009-03-02
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

FIRST INDUSTRIAL, L.P.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: international, national, regional and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in our current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts and risks related to doing business internationally (including foreign currency exchange risks). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Operating Partnership and its business, including additional factors that could materially affect our financial results, is included in Item 1A, “Risk Factors” and in the Operating Partnership’s other filings with the Securities and Exchange Commission. Unless the context otherwise requires, the term the “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries. We refer to our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

PART I

THE COMPANY

Item 1.	Business

General

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 88.5% ownership interest at December 31, 2008. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275.0 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 11.5% interest in the Operating Partnership at December 31, 2008.

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

The Operating Partnership or the TRS, through separate wholly-owned limited liability companies in which it is the sole member, also owns minority equity interests in, and provides various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. One of the Joint Ventures, the 2007 Europe Joint Venture, does not own any properties and is inactive.

The operating data of the Joint Ventures is not consolidated with that of the Operating Partnership as presented herein.

As of December 31, 2008, we owned 658 in-service industrial properties, containing an aggregate of approximately 53.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2008, the Other Real Estate Partnerships owned 70 in-service industrial properties, containing an aggregate of approximately 7.4 million square feet of GLA. Of the 70 industrial properties owned by the Other Real Estate Partnerships at December 31, 2008, 22 are held by the Financing Partnership, 17 are held by the Pennsylvania Partnership, 10 are held by the Securities Partnership, nine are held by the Mortgage Partnership, six are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD. and one is held by FI Development Services, L.P. The Consolidated Operating Partnership’s and Other Real Estate Partnerships’ in-service properties include all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).

We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and financial control systems. At February 20, 2009, we had 340 employees, approximately 34.4% fewer than at February 20, 2008.

We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans

Our fundamental business objective is to maximize the total return to our partners through increases in per unit distributions and increases in the value of our properties and operations. Our long-term growth plans include the following elements:

•	Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

•	External Growth. We seek to grow externally through (i) additional joint venture investments; (ii) the development of industrial properties; (iii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet our investment parameters and target markets; and (iv) the expansion of our properties.

Business Strategies

We utilize the following seven strategies in connection with the operation of our business:

•	Organization Strategy. We implement our decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. Our market strategy is to concentrate on the top industrial real estate markets in the United States and select industrial real estate markets in Canada. These markets have one or more of the following characteristics: (i) strong industrial real estate fundamentals, including increased industrial demand expectations; (ii) a history of and outlook for continued economic growth and industry diversity; and (iii) sufficient size to provide for ample transaction volume.

•	Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States and select industrial real estate markets in Canada.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. To finance acquisitions and developments, as market conditions permit, we utilize a portion of net sales proceeds from property sales, proceeds from mortgage financings, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities. We also continually evaluate joint venture arrangements as another source of capital. As of February 20, 2009, we had approximately $6.2 million available for additional borrowings under our Unsecured Line of Credit.

•	Liquidity Strategy. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Retained Capital — We plan to retain capital by adjusting our distribution policy to make per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We will not pay distributions in April 2009 and may not pay distributions in future quarters in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2009, we may elect to make distributions through some combination of cash, common Units and/or the Company’s common shares.

•	Mortgage Financing — In June 2009, we have $125.0 million of unsecured debt maturing, and in July 2009 we have approximately $5.0 million of secured mortgage debt maturing. We are in active discussions with various lenders regarding the origination of mortgage financing. The total loan proceeds are expected to be sufficient to meet these maturities. If we fail to timely retire our maturing debt, we will be in default under our Unsecured Line of Credit and our senior debt securities.

•	Asset Sales — We are in various stages of discussions with third parties for the sale of properties in the three months ended March 31, 2009, and plan to continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

Recent Developments

During 2008, we acquired or placed in-service developments totaling 30 industrial properties and acquired several parcels of land for a total investment of approximately $397.9 million. We also sold 89 industrial properties and several parcels of land for a gross sales price of approximately $469.5 million. At December 31, 2008, we owned 658 in-service industrial properties containing approximately 53.2 million square feet of GLA.

During 2008, we repurchased and retired $36.6 million of our senior unsecured notes for a gain on early debt retirement of approximately $2.7 million.

On or after March 31, 2009, the Company’s Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter beginning March 31, 2009 at 2.375% plus the greater of i) the 30 Year U.S. Treasury rate, ii) the 10 Year U.S. Treasury rate or iii) 3-Month LIBOR. In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate the Company’s exposure to floating interest rates related to the forecasted reset rate of the Company’s Series F Preferred Stock. The

Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $3.1 million in mark to market loss which is included in Mark to Market/Loss on Settlement of Interest Rate Protection Agreements in earnings for the year ended December 31, 2008.

During the three months ended December 31, 2008, the Compensation Committee of the Board of Directors approved a plan to reduce organizational and overhead costs. As a result of the plan we recorded as restructuring costs a pre-tax charge of $26.7 million to provide for employee severance and benefits ($24.8 million), costs associated with the termination of certain office leases ($1.2 million) and contract cancellation and other costs ($0.7 million) associated with implementing the restructuring plan for the year ended December 31, 2008.

Future Property Acquisitions, Developments and Property Sales

We and our Joint Ventures have acquisition and development programs through which we are engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, we and our Joint Ventures, other than our 2007 Europe Joint Venture, are currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties.

We and our Joint Ventures also sell properties based on market conditions and property related factors. As a result, we and our Joint Ventures, other than our 2007 Europe Joint Venture, are engaged in negotiations relating to the possible sales of certain industrial properties in our portfolio.

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

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than office property. We believe that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2008, the national occupancy rate for industrial properties in the United States has ranged from 88.3%* to 90.7%*, with an occupancy rate of 88.7%* at December 31, 2008.

Item 1A.	Risk Factors

Risk Factors

Our operations involve various risks that could adversely affect our financial condition, results of operations, cash flow, ability to pay distributions on our Units and the market value of our Units. These risks, among others contained in the Operating Partnership’s other filings with the SEC, include:

Recent disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity, financial condition and operating results.

The capital and credit markets in the United States and other countries have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many

 * Source: Torto Wheaton Research

securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. A majority of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future, including our 5.25% Notes in the aggregate amount of $125.0 million due on June 15, 2009. This source of refinancing may not be available if capital markets volatility and disruption continues, which could have a material adverse effect on our liquidity. Furthermore, we could potentially lose access to our current available liquidity under our Unsecured Line of Credit if one or more participating lenders default on their investments. While the ultimate outcome of these market conditions cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money under our Unsecured Line of Credit or to issue additional debt or equity securities to finance future acquisitions, developments and redevelopments and Joint Venture activities were to be impaired.

In addition, the recent capital and credit market price volatility will likely make the valuation of our properties and those of our unconsolidated joint ventures more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures. As a result, we may not be able to recover the carrying amount of our properties or our investments in Joint Ventures, which may require us to recognize an impairment loss in earnings.

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

These factors may be amplified in light of the current economic crisis. Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant’s lease, which could adversely affect our cash flow from operations.

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

Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to adjust our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our unitholders. In addition, like other companies qualifying as REITs under the Code, the Company must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax basis and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted.

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

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay distributions on, and the market value of our Units could be adversely affected. As of December 31, 2008, leases with respect to approximately 10.7 million, 8.2 million and 7.4 million square feet of GLA, representing 22%, 17% and 15% of GLA, expire in 2009, 2010 and 2011, respectively.

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

As part of our business, we sell properties to third parties or sell properties to our Joint Ventures as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service (“IRS”) could contend that certain sales of properties by us are prohibited transactions. While we do not believe that the IRS would prevail in such a dispute, if the matter were successfully argued by the IRS, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT.

The REIT distribution requirements may limit the Company’s ability to retain capital and require the Company to turn to external financing sources.

The Company could, in certain instances, have taxable income without sufficient cash to enable us to meet the distribution requirements of the REIT provisions of the Code. In that situation, the Company could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because the Company must distribute to its stockholders at least 90% of the Company’s REIT taxable income each year, the Company’s ability to accumulate capital may be limited. Thus, to provide capital resources for our ongoing business, organic growth and future acquisitions, the Company may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of unitholders’ interests.

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

Failure to comply with covenants in our debt agreements could adversely affect our financial condition.

The terms of our agreements governing our Unsecured Line of Credit and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Moreover, our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Upon the occurrence of an event of default, the lenders under our Unsecured Line of Credit will not be required to lend any additional amounts to us, and our outstanding senior debt securities as well as all outstanding borrowings under the Unsecured Line of Credit, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Line of Credit and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the Unsecured Line of Credit and the senior debt securities or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. If repayment of any of our borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay such indebtedness or that we would be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Moreover, the provisions of credit agreements and other debt instruments are complex, and some are subject to varying interpretations. Breaches of these provisions may be identified or occur in the future, and such provisions may be interpreted by the lenders under our Unsecured Line of Credit or the trustee with respect to the senior debt securities in a manner that could impose material costs on us.

Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Consolidated Operating Partnership’s properties if the Consolidated Operating Partnership is unable to service its indebtedness.

If we decide to obtain additional debt financing in the future, we may do so through mortgages on any of our properties. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis.

Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the Company’s distribution requirements of the REIT provisions of the Code. As of December 31, 2008, none of our existing indebtedness was cross-collateralized.

The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.

We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness, including:

•	$50.0 million aggregate principal amount of 7.750% Notes due 2032 (the “2032 Notes”)

•	$200.0 million aggregate principal amount of 7.600% Notes due 2028 (the “2028 Notes”)

•	Approximately $15.0 million aggregate principal amount of 7.150% Notes due 2027 (the “2027 Notes”)

•	Approximately $118.5 million aggregate principal amount of 5.950% Notes due 2017 (the “2017 II Notes”)

•	$100.0 million aggregate principal amount of 7.500% Notes due 2017 (the “2017 Notes”)

•	$195.0 million aggregate principal amount of 5.750% Notes due 2016 (the “2016 Notes”)

•	$125.0 million aggregate principal amount of 6.420% Notes due 2014 (the “2014 Notes”)

•	$200.0 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$200.0 million aggregate principal amount of 4.625% Notes due 2011 (the “2011 Exchangeable Notes”)

•	$200.0 million aggregate principal amount of 7.375% Notes due 2011(the “2011 Notes”)

•	$125.0 million aggregate principal amount of 5.250% Notes due 2009 (the “2009 Notes”)

•	a $500.0 million Unsecured Line of Credit under which we may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The Unsecured Line of Credit provides for the repayment of principal in a lump-sum or “balloon” payment at maturity in 2012. Under the Unsecured Line of Credit, we have the right, subject to certain conditions, to increase the aggregate commitment by up to $200.0 million. The portion available in multiple currencies is $161.0 million. As of December 31, 2008, $443.3 million was outstanding under the Unsecured Line of Credit at a weighted average interest rate of 1.98%.

Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability either to refinance the applicable indebtedness or to sell properties. We have no commitments to refinance the 2009 Notes, the 2011 Notes, the 2011 Exchangeable Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2017 II Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Line of Credit. Some of our existing debt obligations, other than those discussed above, are secured by our properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Consolidated Operating Partnership’s organizational documents.

As of December 31, 2008, our ratio of debt to our total market capitalization was 75.6%. We compute that percentage by calculating our total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company’s common stock, assuming the exchange of all of limited partnership units for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to Unitholders and in an increased risk of default on our obligations.

Rising interest rates on the Consolidated Operating Partnership’s Unsecured Line of Credit could decrease the Consolidated Operating Partnership’s available cash.

Our Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2008, our Unsecured Line of Credit had an outstanding balance of $443.3 million at a weighted average interest rate of 1.98%. Our Unsecured Line of Credit bears interest at the prime rate or at the LIBOR plus 0.75%, at our election. Based on an outstanding balance on our Unsecured Line of Credit as of December 31, 2008, a 10% increase in interest rates would increase interest expense by $0.8 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Line of Credit would decrease our cash available for distribution to unitholders.

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

As of December 31, 2008, seven of our Joint Ventures owned approximately 22.8 million square feet of properties. As of December 31, 2008, our investment in Joint Ventures was $16.3 million in the aggregate, and for the year ended December 31, 2008, our equity in loss of Joint Ventures was $33.2 million. Our organizational documents do not limit the amount of available funds that we may invest in Joint Ventures and we intend to continue to develop and acquire properties through Joint Ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

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

Under our market strategy, we plan to acquire and develop properties in Canada. Our international operations will be subject to risks inherent in doing business abroad, including:

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

We also have offices outside of the United States. Our ability to effectively establish, staff and manage these offices is subject to risks associated with employment practices, labor issues, and cultural factors that differ from those with which we are familiar. In addition, we may be subject to regulatory requirements and prohibitions that differ between jurisdictions. To the extent we expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely affect our business outside the United States and our financial condition and results of operations.

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

General

At December 31, 2008, we owned 728 in-service industrial properties (658 of which were owned by the Consolidated Operating Partnership and 70 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately 60.6 million square feet of GLA (53.2 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 7.4 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 28 states in the United States and one province in Canada, with a diverse base of more than 1,800 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual rental per square foot on a portfolio basis for 2008, calculated at December 31, 2008, was $4.59. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of our properties on a combined basis as of December 31, 2008 was approximately 20 years. We maintain insurance on our properties that we believe is adequate.

We classify our properties into five industrial categories: light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, we have used what we believe is the most dominant characteristic to categorize the property.

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

The following tables summarize certain information as of December 31, 2008, with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly-owned.

Consolidated Operating Partnership
Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA(a)	666,544	11	140,538	3	1,998,745	8	215,918	3	847,950	4
Baltimore, MD	704,502	12	87,415	3	383,135	3	—	—	171,000	1
Central PA(b)	146,990	2	—	—	1,162,000	2	—	—	—	—
Chicago, IL	647,364	11	174,841	3	2,063,521	11	172,851	4	421,000	2
Cincinnati, OH	654,389	8	—	—	1,103,830	4	51,070	1	—	—
Cleveland, OH	—	—	—	—	608,740	4	—	—	—	—
Columbus, OH(c)	217,612	2	—	—	2,733,541	8	—	—	—	—
Dallas, TX	2,221,217	41	454,963	18	2,035,363	17	677,433	10	128,478	1
Denver, CO	1,170,042	20	1,016,054	23	290,098	2	293,548	4	126,384	1
Detroit, MI	2,030,838	80	428,984	14	470,745	5	710,308	17	116,250	1
Houston, TX	289,407	6	111,111	5	2,041,527	12	355,793	5	—	—
Indianapolis, IN (d,e,f,g)	837,500	17	38,200	3	1,986,942	9	162,710	4	71,600	2
Inland Empire, CA	—	—	—	—	595,940	2	—	—	—	—
Los Angeles, CA	490,525	11	184,064	2	586,499	4	199,555	3	—	—
Miami, FL	—	—	—	—	—	—	228,726	5	—	—
Milwaukee, WI	238,567	5	—	—	1,237,609	5	90,089	1	—	—
Minneapolis/St. Paul, MN (h,i)	1,220,776	13	172,862	2	1,830,291	9	323,805	4	231,202	3
N. New Jersey	659,849	11	289,967	6	329,593	2	—	—	—	—
Nashville, TN	205,205	3	—	—	855,112	4	—	—	109,058	1
Philadelphia, PA	—	—	—	—	110,422	1	21,512	1	—	—
Phoenix, AZ(j)	38,560	1	—	—	328,526	2	436,615	6	—	—
S. New Jersey(k)	680,480	6	—	—	281,100	2	79,329	1	—	—
Salt Lake City, UT	583,301	34	146,937	6	279,179	1	—	—	—	—
San Diego, CA	196,025	7	—	—	—	—	69,985	2	—	—
Seattle, WA (l,m)	—	—	—	—	100,611	1	139,435	2	—	—
St. Louis, MO(n)	660,239	9	—	—	1,368,095	4	—	—	—	—
Tampa, FL(o)	234,679	7	486,930	23	209,500	1	—	—	—	—
Toronto, ON	57,540	1	—	—	897,954	3	—	—	—	—
Other(p)	597,547	5	—	—	1,651,456	9	—	—	—	—

Total	15,449,698	323	3,732,866	111	27,540,074	135	4,228,682	73	2,222,922	16

(a)	One property collateralizes a $2.5 million mortgage loan which matures on May 1, 2016.

(b)	One property collateralizes a $14.1 million mortgage loan which matures on December 1, 2010.

(c)	One property collateralizes a $4.8 million mortgage loan which matures on December 1, 2019.

(d)	Twelve properties collateralize a $0.5 million mortgage loan which matures on September 1, 2009.

(e)	One property collateralizes a $1.2 million mortgage loan which matures on January 1, 2013.

(f)	One property collateralizes a $2.3 million mortgage loan which matures on January 1, 2012.

(g)	One property collateralizes a $1.5 million mortgage loan which matures on June 1, 2014.

(h)	One property collateralizes a $4.9 million mortgage loan which matures on December 1, 2019.

(i)	One property collateralizes a $1.7 million mortgage loan which matures on September 30, 2024.

(j)	One property collateralizes a $4.3 million mortgage loan which matures on June 1, 2018.

(k)	One property collateralizes a $6.0 million mortgage loan which matures on March 1, 2011.

(l)	One property collateralizes a $2.4 million mortgage loan which matures on July 1, 2018.

(m)	One property collateralizes a $1.0 million mortgage loan which matures on July 1, 2018.

(n)	One property collateralizes a $13.5 million mortgage loan and a $11.5 million mortgage loan which both mature on January 1, 2014.

(o)	Six properties collateralize a $5.2 million mortgage loan which matures on July 1, 2009.

(p)	Properties are located in Wichita, KS, Grand Rapids, MI, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY and Sumner, IA.

Consolidated Operating Partnership
In Service Property Summary Totals

	Totals
			Average	GLA as a%
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties	12/31/08	Portfolio

Atlanta, GA	3,869,695	29	91%	7.3%
Baltimore, MD	1,346,052	19	97%	2.5%
Central PA	1,308,990	4	99%	2.5%
Chicago, IL	3,479,577	31	87%	6.6%
Cincinnati, OH	1,809,289	13	93%	3.4%
Cleveland, OH	608,740	4	95%	1.2%
Columbus, OH	2,951,153	10	83%	5.5%
Dallas, TX	5,517,454	87	91%	10.4%
Denver, CO	2,896,126	50	91%	5.4%
Detroit, MI	3,757,125	117	92%	7.1%
Houston, TX	2,797,838	28	99%	5.3%
Indianapolis, IN	3,096,952	35	93%	5.8%
Inland Empire, CA	595,940	2	0%	1.1%
Los Angeles, CA	1,460,643	20	98%	2.7%
Miami, FL	228,726	5	67%	0.4%
Milwaukee, WI	1,566,265	11	94%	2.9%
Minneapolis/St. Paul, MN	3,778,936	31	92%	7.1%
N. New Jersey	1,279,409	19	93%	2.4%
Nashville, TN	1,169,375	8	97%	2.2%
Philadelphia, PA	131,934	2	100%	0.2%
Phoenix, AZ	803,701	9	65%	1.5%
S. New Jersey	1,040,909	9	83%	2.0%
Salt Lake City, UT	1,009,417	41	90%	1.9%
San Diego, CA	266,010	9	97%	0.5%
Seattle, WA	240,046	3	100%	0.5%
St. Louis, MO	2,028,334	13	98%	3.8%
Tampa, FL	931,109	31	83%	1.8%
Toronto, ON	955,494	4	100%	1.8%
Other(a)	2,249,003	14	100%	4.2%

Total or Average	53,174,242	658	91%	100%

(a)	Properties are located in Wichita, KS, Grand Rapids, MI, Orlando, FL, Horn Lake, MS, Shreveport, LA, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY and Sumner, IA.

Property Acquisition Activity

During 2008, we acquired 23 industrial properties totaling approximately 2.9 million square feet of GLA at a total purchase price of approximately $193.8 million, or approximately $66.83 per square foot. We also purchased several land parcels for an aggregate purchase price of approximately $102.0 million. The 23 industrial properties acquired have the following characteristics:

				Average
	Number of			Occupancy
Metropolitan Area	Properties	GLA	Property Type	at 12/31/2008

Atlanta, GA	1	80,000	Regional Warehouse	58%
Chicago, IL	3	339,615	Bulk/Regional Warehouse	100%
Cleveland, OH	1	257,000	Bulk Warehouse	28%
Dallas, TX	1	220,542	Bulk Warehouse	100%
Inland Empire, CA	2	271,895	Lt. Ind./Bulk Warehouse	19%
Los Angeles, CA	3	207,304	Lt. Ind./R&D/Flex	100%
Minneapolis, MN	1	165,360	Bulk Warehouse	100%
Philadelphia, PA	1	110,422	Bulk Warehouse	100%
Phoenix, AZ	5	616,077	Bulk/Regional Warehouse	41%
Seattle, WA	3	240,046	Bulk/Regional Warehouse	100%
St. Louis, MO	1	22,411	Light Industrial	100%
Other(a)	1	332,465	Bulk Warehouse	100%

Total	23	2,863,137

(a)	Property is located in Greenville, KY.

Property Development Activity

During 2008, we placed in-service seven developments totaling approximately 2.2 million square feet of GLA at a total cost of approximately $102.1 million, or approximately $46.41 per square foot. The developments placed in-service have the following characteristics:

			Average
			Occupancy
Metropolitan Area	GLA	Property Type	at 12/31/08

Miami, FL(a)	24,506	Light Industrial	N/A
Milwaukee, WI	600,000	Bulk Warehouse	100%
Nashville, TN(a)	294,000	Bulk Warehouse	N/A
Nashville, TN(a)	50,000	Light Industrial	N/A
Nashville, TN	145,450	Bulk Warehouse	100%
Philadelphia, PA	675,000	Bulk Warehouse	100%
St. Louis, MO	400,828	Bulk Warehouse	100%

Total	2,189,784

(a)	Property was sold in 2008.

At December 31, 2008, we had 13 development projects not placed in service, totaling an estimated 4.1 million square feet and with an estimated completion cost of approximately $224.2 million. There can be no assurance that we will place these projects in service in 2009 or that the actual completion cost will not exceed the estimated completion cost stated above.

Property Sales

During 2008, we sold 89 industrial properties totaling approximately 7.4 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $469.5 million. The 89 industrial properties sold have the following characteristics:

	Number of
Metropolitan Area	Properties	GLA	Property Type

Atlanta, GA	2	117,706	Lt. Ind./Regional Warehouse
Baltimore, MD	2	132,228	Light Industrial
Chicago, IL	5	416,221	Lt. Ind./Bulk Warehouse
Cincinnati, OH	3	421,300	Bulk Warehouse
Dallas, TX	9	353,312	Lt. Ind./Bulk Warehouse
Denver, CO	9	1,256,313	Lt. Ind./Bulk/Regional Warehouse
Houston, TX	6	363,662	Lt. Ind./R&D/Flex/Bulk Warehouse
Indianapolis, IN	2	249,353	Lt. Ind./Bulk Warehouse
Los Angeles, CA	2	93,743	Lt. Ind./Regional Warehouse
Milwaukee, WI	2	125,000	Lt. Ind./Bulk Warehouse
Minneapolis/St. Paul, MN	11	908,388	Manufact./Lt. Ind./R&D/Flex/Bulk Whse
N. New Jersey	9	599,312	Lt. Ind./R&D/Flex/Bulk/Regional Whse
Nashville, TN	1	50,000	Light Industrial
Phoenix, AZ	1	22,978	Light Industrial
S. New Jersey	15	692,032	Manufacturing/Lt. Ind./Regional Whse
Salt Lake City, UT	2	249,302	Bulk Warehouse
St. Louis, MO	3	371,087	Bulk/Regional Warehouse
Tampa, FL	1	18,445	R&D/Flex
Other(a)	4	964,100	Manufacturing/Bulk Warehouse

Total	89	7,404,482

(a)	Properties are located in Kansas City, MO, Corinth, MS, Johnson County, KS and Portland, OR.

Property Acquisitions, Developments and Sales Subsequent to Year End

From January 1, 2009 to February 20, 2009, we acquired one land parcel for a total estimated investment of approximately $0.2 million. There were no industrial properties sold during this period.

Tenant and Lease Information

We have a diverse base of more than 1,800 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2008, approximately 91% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.6% of the Consolidated Operating Partnerships’ and Other Real Estate Partnerships’ combined rent revenues, nor did any single tenant or group of related tenants occupy more than 2.5% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s combined total GLA of our in-service properties as of December 31, 2008.

The following table shows scheduled lease expirations for all leases for our in service properties as of December 31, 2008.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Year of Expiration(1)	Expiring	Expiring(2)	Expiring(2)	Leases	Expiring
				(In thousands)

2009	505	10,691,007	22%	46,414	21%
2010	429	8,193,655	17%	40,087	18%
2011	335	7,382,561	15%	36,707	16%
2012	206	4,904,719	10%	23,828	11%
2013	170	4,809,132	10%	25,131	11%
2014	59	2,438,560	5%	10,578	5%
2015	39	2,018,728	4%	7,205	3%
2016	24	1,808,892	4%	7,260	3%
2017	8	689,491	2%	3,464	2%
2018	19	993,933	2%	3,870	2%
Thereafter	24	4,445,060	9%	17,723	8%

Total	1,818	48,375,738	100%	$222,267	100%

(1)	Lease expirations as of December 31, 2008 assume tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 4,798,504 aggregate square feet.

Item 3.	Legal Proceedings

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

There is no established public trading market for the general partner and limited partner Units. As of February 20, 2009, there were 211 holders of record of general partner and limited partner Units.

The following table sets forth the distributions per Unit paid or declared by us during the periods noted:

Distribution
Quarter Ended	Declared

December 31, 2008	$0.25
September 30, 2008	$0.72
June 30, 2008	$0.72
March 31, 2008	$0.72
December 31, 2007	$0.72
September 30, 2007	$0.71
June 30, 2007	$0.71
March 31, 2007	$0.71

Our ability to make distributions depends on a number of factors, including our net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner Units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, our general partner, after the priority distributions required under our partnership agreement have been made with respect to Preferred Units out of any funds legally available for that purpose. For 2009, we intend to make per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT.

During 2008, the Operating Partnership did not issue any Units.

Subject to lock-up periods and certain adjustments, Units of the Operating Partnership are convertible into common stock of the Company on a one-for-one basis or cash at the option of the Company. Prior requests for conversion have generally been fulfilled with shares of common stock of the Company and we intend to continue this practice. If each Unit of the Operating Partnership were converted as of December 31, 2008, the Company could satisfy its conversion obligation by making an aggregate cash payment of $43.8 million or by issuing 5,806,203 shares of our common stock.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Consolidated Operating Partnership on a historical consolidated basis. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 include our results of operations as derived from our audited financial statements, adjusted for discontinued operations. The results of operations of properties sold are presented in discontinued operations if such properties met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposition and (b) we will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2008, 2007, 2006, 2005 and 2004 include our balances as derived from our audited financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04
	(In thousands, except per unit and property data)

Statement of Operations Data:
Total Revenues	$484,178	$341,487	$267,311	$216,443	$172,471
Interest Income	3,471	1,790	947	1,075	2,025
Mark-to-Market/(Loss) Gain on Settlement of Interest Rate Protection Agreement	(3,073)	—	(3,112)	811	1,583
Property Expenses	(111,457)	(99,255)	(88,504)	(71,296)	(57,865)
General and Administrative Expense	(83,836)	(92,005)	(76,633)	(54,846)	(38,912)
Restructuring Costs	(26,711)	—	—	—	—
Interest Expense	(111,559)	(119,314)	(121,130)	(108,164)	(98,458)
Amortization of Deferred Financing Costs	(2,879)	(3,210)	(2,664)	(2,122)	(1,928)
Depreciation and Other Amortization	(144,285)	(119,660)	(100,053)	(71,144)	(51,665)
Construction Expenses	(139,539)	(34,553)	(10,263)	(15,574)	—

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04
	(In thousands, except per unit and property data)

Gain (Loss) from Early Retirement of Debt	2,749	(393)	—	82	(515)
Equity in Income of Other Real Estate Partnerships	49,759	26,249	33,531	48,212	29,203
Equity in (Loss) Income of Joint Ventures	(33,178)	29,958	30,671	3,698	35,840
Income Tax Benefit	12,259	10,661	9,937	14,343	8,195

Loss from Continuing Operations	(104,101)	(58,245)	(59,962)	(38,482)	(26)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $136,384, $237,368, $196,622, $102,926, and $81,806 for the Years Ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively)	145,358	265,453	233,011	143,787	126,702
Provision for Income Taxes Allocable to Discontinued Operations (Including $3,732, $36,032, $47,511, $20,529 and $8,659 allocable to Gain on Sale of Real Estate for the Years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively)	(4,188)	(38,126)	(51,155)	(23,904)	(11,275)
Gain on Sale of Real Estate	12,061	7,879	6,195	28,686	15,112
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(3,782)	(3,082)	(2,119)	(10,871)	(5,359)

Net Income	45,348	173,879	125,970	99,216	125,154
Preferred Unit Distributions	(19,428)	(21,320)	(21,424)	(10,688)	(14,488)
Redemption of Preferred Units	—	(2,017)	(672)	—	(7,959)

Net Income Available to Unitholders	$25,920	$150,542	$103,874	$88,528	$102,707

Basic and Diluted Earnings Per Weighted Average Units Outstanding:
Loss from Continuing Operations Available to Unitholders	$(2.33)	$(1.52)	$(1.54)	$(0.64)	$(0.27)

Net Income Available to Unitholders	$0.52	$2.98	$2.05	$1.81	$2.18

Distributions Per Unit	$2.410	$2.850	$2.810	$2.785	$2.750

Basic and Diluted Weighted Average Number of Units Outstanding	49,456	50,597	50,703	48,968	47,136

Net Income	$45,348	$173,879	$125,970	$99,216	$125,154
Other Comprehensive (Loss) Income:
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	—	—	—	(159)	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements, Net of Tax	(8,676)	3,819	(2,800)	(1,414)	106
Amortization of Interest Rate Protection Agreements	(792)	(916)	(912)	(1,085)	(512)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	831	—	—	—	—
Settlement of Interest Rate Protection Agreements	—	(4,261)	(1,729)	—	6,816
Foreign Currency Translation Adjustment, Net of Tax	(2,748)	2,134	—	—	—

Other Comprehensive Income	$33,963	$174,655	$120,529	$96,558	$131,564

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,014,530	$2,913,267	$2,826,588	$2,896,937	$2,486,414
Real Estate, After Accumulated Depreciation	2,559,228	2,476,755	2,424,091	2,541,182	2,165,411
Real Estate Held for Sale, Net	21,117	37,875	115,961	16,840	50,286
Investment in and Advances to Other Real Estate Partnerships	344,800	408,849	371,390	378,864	339,967
Total Assets	3,241,175	3,301,143	3,235,366	3,230,465	2,721,151
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	2,036,978	1,946,670	1,834,658	1,811,322	1,572,473
Total Liabilities	2,245,507	2,218,940	2,051,706	2,016,827	1,711,429
Partners’ Capital	995,668	1,082,203	1,183,660	1,213,638	1,009,722
Other Data:
Cash Flow From Operating Activities	$63,424	$106,005	$66,898	$82,831	$81,015
Cash Flow From Investing Activities	14,556	113,844	119,866	(404,742)	5,570
Cash Flow From Financing Activities	(79,754)	(230,277)	(178,451)	325,653	(83,516)
Total In-Service Properties	658	711	764	786	726
Total In-Service GLA, in Square Feet	53,174,242	55,377,696	60,306,452	61,674,426	52,330,335
In-Service Occupancy Percentage	91%	95%	94%	92%	91%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 88.5% ownership interest at December 31, 2008. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $275.0 million at December 31, 2008. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 11.5% interest in the Operating Partnership at December 31, 2008.

The Operating Partnership is the sole stockholder of First Industrial Investment, Inc., a taxable REIT subsidiary (the “TRS”), and the Operating Partnership or the TRS is the sole member of several limited liability companies (the “L.L.C.s”, and, together with the Operating Partnership and the TRS, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership. We hold at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), TK-SV, LTD., and FI Development Services, L.P. and wholly owned L.L.C.s (together, the “Other Real Estate Partnerships”). The Other Real Estate Partnerships’ operating data is presented on a combined basis, separate from that of the Consolidated Operating Partnership.

We also own minority equity interests in, and provide asset and property management services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture”, the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). One of the Joint Ventures, the 2007 Europe Joint Venture, does not own any properties and is inactive.

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

As of December 31, 2008, we owned 658 in-service industrial properties, containing an aggregate of approximately 53.2 million square feet of GLA. On a combined basis, as of December 31, 2008, the Other Real Estate Partnerships owned 70 in-service industrial properties, containing an aggregate of approximately 7.4 million square feet of GLA. Of the 70 industrial properties owned by the Other Real Estate Partnerships at December 31, 2008, 22 are held by the Financing Partnership, 17 are held by the Pennsylvania Partnership, 10 are held by the Securities Partnership, nine are held by the Mortgage Partnership, six are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD and one is held by FI Development Services, L.P.

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

We also generate income from the sale of our properties and our Joint Ventures’ properties (including existing buildings, buildings which the we or our Joint Ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through our various Joint Ventures, is continually engaged in, and our income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we sell, on an ongoing basis, select properties or land. The gain/loss on, and fees from, the sale of such properties are included in our income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our distributions. Also, a significant portion of our proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by the continued deterioration of the global credit markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

Our Unsecured Line of Credit and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of December 31, 2008, and we anticipate that we will be able to operate in compliance with our financial covenants in 2009. However, our ability to meet our financial covenants may be reduced if 2009 economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to refinance indebtedness maturing in 2009 and to comply with our financial covenants in 2009 and beyond. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Retained Capital — We plan to retain capital by adjusting our distribution policy to make per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We will not pay distributions in April 2009 and may not pay distributions in future quarters in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2009, we may elect to make distributions through some combination of cash, common Units and/or the Company’s common shares.

•	Mortgage Financing — In June 2009, we have $125.0 million of unsecured debt maturing, and in July 2009 we have $5.0 million of secured mortgage debt maturing. We are in active discussions with various lenders regarding the origination of mortgage financing. The total loan proceeds are expected to be sufficient to meet these maturities. No assurances can be made that new secured financing will be obtained. If we fail to timely retire our maturing debt, we will be in default under our Unsecured Line of Credit and our senior unsecured debt securities.

•	Asset Sales — We are in various stages of discussions with third parties for the sale of properties during the three months ended March 31, 2009, and plan to continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

In addition, we may from time to time repurchase or redeem our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs though a combination of capital retention, mortgage financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we would be materially adversely effected.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in more detail in Note 4 to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We maintain an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of our tenants to satisfy outstanding billings with us. The allowance for doubtful accounts is an estimate based on our assessment of the creditworthiness of our tenants.

•	Properties are classified as held for sale when all criteria within Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”) are met for such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and measure them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the estimated sales price of the property the estimated costs to close the sale.

•	We review our properties on a periodic basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under SFAS 144 to determine if impairment conditions exist. We review the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The calculation of the fair value involves subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and the discount rate used to present value the cash flows.

•	We analyze our investments in Joint Ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under SFAS Interpretation No. 46(R), Consolidation of Variable Interest Entities, EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, we do not consolidate any of our joint venture investments because either the joint venture has been determined to be a variable interest entity but we are not the primary beneficiary or the joint venture has been determined not to be a variable interest entity and we lack control of the joint venture. Our assessment of whether we are the primary beneficiary of a variable interest involves the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment and future cash flows of the entity.

•	On a periodic basis, we assess whether there are any indicators that the value of our investments in Joint Ventures may be impaired in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). An investment is impaired only if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the Joint Ventures’ debt.

•	We capitalize (direct and certain indirect) costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development, renovations or rehabilitation up to the time the property is substantially complete. The determination and calculation of certain costs requires estimates by us. Amounts included in capitalized costs are included in the investment basis of real estate assets.

•	We are engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), we are required to allocate purchase price between land, building, tenant improvements, leasing commissions, in-place leases, tenant relationships and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining

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

In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Our net income available to unitholders was $25.9 million and $150.5 million for the years ended December 31, 2008 and 2007, respectively. Basic and diluted net income available to unitholders were $0.52 per unit for the year ended December 31, 2008 and $2.98 per unit for the year ended December 31, 2007.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the year ended December 31, 2008 and December 31, 2007. Same store properties are properties owned prior to January 1, 2007 and held as an operating property through December 31, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for the 12 months prior to January 1, 2007. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as an operating property through December 31, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2007 or b) stabilized prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development of properties for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2008 and December 31, 2007, the occupancy rates of our same store properties were 90.5% and 91.1%, respectively.

	2008	2007	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$255,694	$249,791	$5,903	2.4%
Acquired Properties	42,499	16,230	26,269	161.9%
Sold Properties	21,069	78,989	(57,920)	(73.3)%
(Re)Developments and Land, Not Included Above	11,647	4,980	6,667	133.9%
Other	28,877	36,889	(8,012)	(21.7)%

	$359,786	$386,879	$(27,093)	(7.0)%
Discontinued Operations	(22,907)	(81,020)	58,113	(71.7)%

Subtotal Revenues	$336,879	$305,859	$31,020	10.1%

Construction Revenues	147,299	35,628	111,671	313.4%

Total Revenues	$484,178	$341,487	$142,691	41.8%

Revenues from same store properties increased by $5.9 million due primarily to an increase in rental rates and an increase in tenant recoveries, partially offset by a decrease in occupancy. Revenues from acquired properties increased $26.3 million due to the 127 industrial properties acquired subsequent to December 31, 2006 totaling approximately 11.0 million square feet of GLA, as well as an acquisition of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $57.9 million due to the 248 industrial properties sold subsequent to December 31, 2006 totaling approximately 20.5 million square feet of GLA. Revenues from (re)developments and land increased $6.7 million due to an increase in occupancy. Other revenues decreased by approximately $8.0 million due primarily to a decrease in fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $111.7 million for the year ended December 31, 2008 due primarily to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

	2008	2007	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$82,379	$77,330	$5,049	6.5%
Acquired Properties	14,155	4,352	9,803	225.3%
Sold Properties	7,358	24,921	(17,563)	(70.5)%
(Re) Developments and Land, Not Included Above	5,504	3,602	1,902	52.8%
Other	10,421	16,603	(6,182)	(37.2)%

	$119,817	$126,808	$(6,991)	(5.5)%
Discontinued Operations	(8,360)	(27,553)	19,193	(69.7)%

Property Expenses	$111,457	$99,255	$12,202	12.3%

Construction Expenses	139,539	34,553	104,986	303.8%

Total Property and Construction Expenses	$250,996	$133,808	$117,188	87.6%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and construction expenses. Property expenses from same store properties increased $5.0 million due primarily to an increase in real estate tax expense, bad debt expense and repairs and maintenance expense. Property expenses from acquired properties increased by $9.8 million due to properties acquired subsequent to December 31, 2006. Property expenses from sold properties decreased by $17.6 million due to properties sold subsequent to December 31, 2006. Property expenses from (re)developments and land increased $1.9 million due primarily to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $6.2 million decrease in other expense is primarily attributable to decrease in incentive compensation expense. Construction expenses increased $105.0 million for the year ended December 31, 2008 primarily due to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $8.2 million, or 8.9%, due to a decrease in incentive compensation.

For the year ended December 31, 2008, we incurred $26.7 million in restructuring charges related to employee severance and benefits ($24.8 million), costs associated with the termination of certain office leases ($1.2 million) and contract cancellation and other costs ($0.7 million) related to our restructuring plan to reduce overhead costs. We anticipate a reduction of general and administrative expense in 2009 as a result of the employee terminations and office closings.

	2008	2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$99,033	$103,436	$(4,403)	(4.3)%
Acquired Properties	37,552	12,244	25,308	206.7%
Sold Properties	4,763	24,679	(19,916)	(80.7)%
(Re) Developments and Land, Not Included Above	6,253	2,846	3,407	119.7%
Corporate Furniture, Fixtures and Equipment	2,257	1,837	420	22.9%

	$149,858	$145,042	$4,816	3.3%
Discontinued Operations	(5,573)	(25,382)	19,809	(78.0)%

Total Depreciation and Other Amortization	$144,285	$119,660	$24,625	20.6%

Depreciation and other amortization for same store properties decreased $4.4 million primarily due to accelerated depreciation and amortization taken during the twelve months ended December 31, 2007 attributable to certain tenants who terminated their lease early or did not renew their lease. Depreciation and other amortization from acquired properties increased $25.3 million due to properties acquired subsequent to December 31, 2006. Depreciation and other amortization from sold properties decreased $19.9 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land increased $3.4 million due primarily to an increase in the substantial completion of developments.

Interest income increased $1.7 million, or 93.9%, due primarily to an increase in the average mortgage loans receivable outstanding during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Interest expense decreased approximately $7.8 million, or 6.5%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2008 (5.86%), as compared to the year ended December 31, 2007 (6.45%), offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2008 ($2,037.4 million), as compared to the year ended December 31, 2007 ($1,981.4 million) and a decrease in capitalized interest for the year ended December 31, 2008 due to a decrease in development activities.

Amortization of deferred financing costs decreased $0.3 million, or 10.3%, due primarily to the amendment of our Unsecured Line of Credit in September 2007 which extended the maturity from September 2008 to September 2012. The net unamortized deferred financing fees related to the prior line of credit are amortized over the extended amortization period, except for $0.1 million, which represents the write off of unamortized deferred financing costs associated with certain lenders who did not renew the line of credit and is included in loss from early retirement of debt for the twelve months ended December 31, 2007.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the forecasted reset rate of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $3.1 million in mark to market (loss) which is included in mark to market/(loss) on settlement of interest rate protection agreements in earnings for the twelve months ended December 31, 2008.

For the year ended December 31, 2008, we recognized a $2.7 million gain from early retirement of debt due to the partial repurchases of our senior unsecured notes at a discount to carrying value. For the year ended December 31, 2007, we incurred a $0.4 million loss from early retirement of debt. This includes a $0.1 million write-off of financing fees associated with our previous line of credit agreement which was amended and restated on September 28, 2007. The loss from early retirement of debt also includes $0.3 million due to early payoffs on mortgage loans.

Equity in income of Other Real Estate Partnerships increased $23.5 million, or 89.6%, primarily due to a increase in gain on sale of real estate by the Other Real Estate Partnerships.

Equity in income of Joint Ventures decreased $63.1 million, or 210.7%, primarily due to impairment losses of $25.3 million, $10.1 million, $3.2 million and $1.2 million we recorded to the 2005 Development/Repositioning Joint Venture, the 2006 Land/Development Joint Venture, the 2005 Core Joint Venture and the 2003 Net Lease Joint Venture, respectively, as a result of adverse conditions in the credit and real estate markets in accordance with APB 18 as well as a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and from the 2005 Development/Repositioning Joint Venture during the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007. Additionally, we recognized our pro rata share ($2.7 million) of impairment losses recorded in accordance with SFAS 144 for the 2006 Net Lease Co-Investment Program and the 2005 Development/Repositioning Joint Venture during the year ended December 31, 2008.

The year to date income tax provision (included in continuing operations, discontinued operations and gain on sale) decreased $34.8 million, in the aggregate, or 114.0%, due primarily to a decrease in gains on the sale of real estate within the TRS, a decrease in equity in income of Joint Ventures and costs incurred related to the restructuring. Net income of the TRS decreased by $111.6 million, or 229.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Included in net income for the TRS for the year ended December 31, 2008 is $42.5 million of impairment loss in Equity in Income of Joint Ventures recorded in accordance with APB 18 and SFAS 144. We recorded a valuation allowance to offset the deferred tax asset that was created by a significant portion of these impairments.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the year ended December 31, 2008 and December 31, 2007.

	2008	2007
	($ in 000’s)

Total Revenues	$22,907	$81,020
Property Expenses	(8,360)	(27,553)
Depreciation and Amortization	(5,573)	(25,382)
Gain on Sale of Real Estate	136,384	237,368
Provision for Income Taxes	(4,188)	(38,126)

Income from Discontinued Operations	$141,170	$227,327

Income from discontinued operations, net of income taxes, for the year ended December 31, 2008 reflects the results of operations and gain on sale of real estate relating to 88 industrial properties that were sold during the year ended December 31, 2008 and the results of operations of the six industrial properties identified as held for sale at December 31, 2008.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2007 reflects the results of operations and gain on sale of real estate relating to 156 industrial properties that were sold during the year ended December 31, 2007, the results of operations of 88 industrial properties that were sold during the year ended December 31, 2008 and the results of operations of the six industrial properties identified as held for sale at December 31, 2008.

The $12.1 million gain on sale of real estate for the year ended December 31, 2008 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations. The $7.9 million gain on sale of real estate for the year ended December 31, 2007 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Our net income available to unitholders was $150.5 million and $103.9 million for the years ended December 31, 2007 and 2006, respectively. Basic and diluted net income available to unitholders were $2.98 per unit for the year ended December 31, 2007 and $2.05 per unit for the year ended December 31, 2006.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the year ended December 31, 2007 and December 31, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through December 31, 2007 and developments and redevelopments that were placed in service prior to January 1, 2006 or were substantially completed for the 12 months prior to January 1, 2006. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through December 31, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures, and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development of properties for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2007 and 2006, the occupancy rates of our same store properties were 93.5% and 91.7%, respectively.

	2007	2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$260,387	$249,270	$11,117	4.5%
Acquired Properties	47,762	14,369	33,393	232.4%
Sold Properties	37,203	74,238	(37,035)	(49.9)%
(Re)Developments and Land, Not Included Above	4,637	3,255	1,382	42.5%
Other	36,890	29,958	6,932	23.1%

	$386,879	$371,090	$15,789	4.3%
Discontinued Operations	(81,020)	(114,319)	33,299	(29.1)%

Subtotal Revenues	$305,859	$256,771	$49,088	19.1%

Construction Revenues	35,628	10,540	25,088	238.0%

Total Revenues	$341,487	$267,311	$74,176	27.7%

Revenues from same store properties increased by $11.1 million due primarily to an increase in same store property occupancy rates, an increase in same store rental rates and an increase in tenant recoveries. Revenues from acquired properties increased $33.4 million due to the 182 industrial properties acquired subsequent to December 31, 2005 totaling approximately 17.7 million square feet of GLA. Revenues from sold properties decreased $37.0 million due to the 268 industrial properties sold subsequent to December 31, 2005 totaling approximately 29.2 million square feet of GLA. Revenues from (re)developments and land increased $1.4 million due to an increase in occupancy. Other revenues increased by approximately $6.9 million due primarily to an increase in joint venture fees and fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $25.1 million for the year ended December 31, 2007 due primarily to increased third party development activity and an increased number of construction projects for which the TRS acted as general contractor.

	2007	2006	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$83,576	$82,204	$1,372	1.7%
Acquired Properties	11,939	3,451	8,488	246.0%
Sold Properties	11,332	22,274	(10,942)	(49.1)%
(Re) Developments and Land, Not Included Above	3,359	2,872	487	17.0%
Other	16,602	15,429	1,173	7.6%

	$126,808	$126,230	$578	0.5%
Discontinued Operations	(27,553)	(37,726)	10,173	(27.0)%

Property Expenses	$99,255	$88,504	$10,751	12.1%

Construction Expenses	34,553	10,263	24,290	236.7%

Total Property and Construction Expenses	$133,808	$98,767	$35,041	35.5%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, and construction expenses. Property expenses from same store properties increased by $1.4 million due primarily to an increase in real estate taxes due to a reassessment of values of certain of our properties, as well as an increase in repairs and maintenance. Property expenses from acquired properties increased by $8.5 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $10.9 million due to properties sold subsequent to

December 31, 2005. Property expenses from (re)developments and land increased $0.5 million due to an increase in occupancy. The $1.2 million increase in other expense is primarily attributable to an increase in employee compensation. Construction expenses increased $24.3 million for the year ended December 31, 2007 primarily due to increased third party development activity and an increased number of construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $15.4 million, or 20.1%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	2007	2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$95,462	$94,112	$1,350	1.4%
Acquired Properties	33,573	11,172	22,401	200.5%
Sold Properties	11,381	26,750	(15,369)	(57.5)%
(Re) Developments and Land, Not Included Above	2,789	6,310	(3,521)	(55.8)%
Corporate Furniture, Fixtures and Equipment	1,837	1,913	(76)	(4.0)%

	$145,042	$140,257	$4,785	3.4%
Discontinued Operations	(25,382)	(40,204)	14,822	(36.9)%

Total Depreciation and Other Amortization	$119,660	$100,053	$19,607	19.6%

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

In October 2005, we entered into an interest rate protection agreement which hedged the change in value of a build to suit development project we were constructing. This interest rate protection agreement had a notional value of $50.0 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement is recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, we settled the interest rate protection agreement for a payment of $0.2 million. Included in Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement for the year ended December 31, 2006 is the settlement and mark-to-market of the interest rate protection agreement.

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

	2007	2006
	($ in 000’s)

Total Revenues	$81,020	$114,319
Property Expenses	(27,553)	(37,726)
Depreciation and Amortization	(25,382)	(40,204)
Gain on Sale of Real Estate	237,368	196,622
Provision for Income Taxes	(38,126)	(51,155)

Income from Discontinued Operations	$227,327	$181,856

Income from discontinued operations, net of income taxes, for the year ended December 31, 2007 reflects the results of operations and gain on sale of real estate relating to 156 industrial properties that were sold during the year ended December 31, 2007, the results of operations of 88 industrial properties that were sold during the year ended December 31, 2008 and the results of operations of the six industrial properties identified as held for sale at December 31, 2008.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2006 reflects the results of operations and gain on sale of real estate relating to 109 industrial properties that were sold during the year ended December 31, 2006, the results of operations of 156 industrial properties that were sold during the year ended December 31, 2007, the results of operations of 88 industrial properties that were sold during the year ended December 31, 2008 and the results of operations of the six industrial properties identified as held for sale at December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our cash and restricted cash was approximately $2.6 and $0.1 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2009 Notes, in the aggregate principal amount of $125.0 million, are due on June 15, 2009. We expect to satisfy the payment obligations on the 2009 Notes through the origination of mortgage financing although there can be no assurance that any such financing could be accomplished on reasonable terms or at all. With the exception of the 2009 Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and preferred dividends and distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating, financing and investing activities, including the disposition of select assets. In addition, we plan to retain capital by adjusting our distribution policy to make per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We will not pay distributions in April 2009 and may not pay distributions in future quarters in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2009, we may elect to make distributions through some combination of cash, common Units, and/or the Company’s common shares.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the long-term unsecured indebtedness and additional Units and preferred Units.

We also may finance the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit. At December 31, 2008, borrowings under our Unsecured Line of Credit bore interest at a weighted average interest rate of 1.98%. Our Unsecured Line of Credit bears interest at a floating rate of LIBOR plus 0.75% or the Prime Rate, at our election. As of February 20, 2009, we had approximately $6.2 million available for additional borrowings under our Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if it fails to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2008, and we anticipate that we will be able to operate in compliance with our financial covenants in 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if 2009 economic and credit market conditions limit our property sales and reduce our net operating income below our projections. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Also, our borrowing rate on our Unsecured Line of Credit may increase in the event of a downgrade on our unsecured notes by the rating agencies.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa2/BBB-, respectively. Our goal is to maintain its existing credit ratings. In the event of a downgrade, management believes we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2008

Net cash provided by operating activities of approximately $63.4 million for the year ended December 31, 2008 was comprised primarily of net income of approximately $45.3 million, distributions from our industrial real estate Joint Ventures of approximately $1.5 million and adjustments for non-cash items of approximately $55.3 million offset by the net change in operating assets and liabilities of approximately $38.7 million. The adjustments for the non-cash items of approximately $55.3 million are primarily comprised of depreciation and amortization of approximately $170.4 million, equity in income of Joint Ventures of approximately $33.2 million, mark to market loss related to the Series F Agreement of approximately $3.1 million, a book overdraft of approximately $3.2 million and the provision for bad debt of $3.1 million, substantially offset by the gain on sale of real estate of approximately $148.4 million, the effect of the straight-lining of rental income of approximately $6.6 million and gain on early retirement of approximately $2.7 million.

Net cash provided by investing activities of approximately $14.6 million for the year ended December 31, 2008 was comprised primarily of the net proceeds from the sale of investment in real estate, distributions from the Other Real Estate Partnerships, repayments of notes receivables, distributions from our Joint Ventures and a decrease in restricted cash that is held by an intermediary for Section 1031 exchange purposes, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships, contributions to and investments in our Joint Ventures and funding of mortgage loans receivable.

During the year ended December 31, 2008, we acquired 23 industrial properties comprising approximately 2.9 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $295.8 million. We also substantially completed the development of eight industrial properties comprising approximately 4.5 million square feet of GLA at a cost of approximately $92.1 million for the year ended December 31, 2008.

We invested approximately $17.3 million, and received total distributions of approximately $22.5 million from our Joint Ventures. As of December 31, 2008, our industrial real estate Joint Ventures owned 117 industrial properties comprising approximately 22.8 million square feet of GLA and several land parcels.

During the year ended December 31, 2008, we sold 89 industrial properties comprising approximately 7.4 million square feet of GLA and several land parcels. Net proceeds from the sales of the 89 industrial properties and several land parcels were approximately $407.7 million.

Net cash used in financing activities of approximately $79.8 million for the year ended December 31, 2008 was derived primarily of general partnership and limited partnership units and preferred general partnership unit distributions, the repurchase of restricted units, repayments on mortgage loans payable, repayments on senior unsecured debt, offering costs and debt issue costs, partially offset by unit contributions and the net proceeds from our Unsecured Line of Credit.

During the year ended December 31, 2008, we paid approximately $32.5 million to repurchase and retire approximately $36.6 million of our senior unsecured notes at a discount to carrying value. We recognized a gain on early retirement of debt of approximately $2.7 million due to the partial repurchase.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2008 (In thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases*	$48,107	$3,864	$6,464	$4,307	$33,472
Real Estate Development*	11,932	11,932	—	—	—
Long-term Debt	2,047,463	133,297	423,472	650,582	840,112
Interest Expense on Long Term Debt*	791,687	100,221	177,561	117,910	395,995
Deferred Acquisition Payment	2,948	2,948	—	—	—

Total	$2,902,137	$252,262	$607,497	$772,799	$1,269,579

*	Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes. At December 31, 2008, we have $5.6 million in outstanding letters of credit, none of which are reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table above.

Environmental

We incurred environmental costs of approximately $0.8 million and $0.3 million in 2008 and 2007, respectively. We estimate 2009 costs of approximately $1.1 million. We estimate that the aggregate cost which needs to be expended in 2009 and beyond with regard to currently identified environmental issues will not exceed approximately $3.2 million.

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

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2008 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2008, approximately $1,643.7 million (approximately 80.7% of total debt at December 31, 2008) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and $393.3 million (approximately 19.3% of total debt at December 31, 2008) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2008, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.8 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at December 31, 2008. One consequence of the recent turmoil in the capital and credit markets has been sudden and dramatic changes in LIBOR, which could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2008 by approximately $59.7 million to $1,049.4 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2008 by approximately $66.4 million to $1,175.5 million.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2008, we had two outstanding interest rate protection agreements with an aggregate notional amount of $119.5 million which fix the interest rate on forecasted offerings of debt, one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit, and one outstanding interest rate protection agreement with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the forecasted reset rate of the Company’s Series F Preferred Stock. See Note 17 to the December 31, 2008 Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2008, we had one industrial property and two land parcels for which the U.S. dollar was not the functional currency. This property and land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture had two industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Subsequent Events

On January 21, 2009, we paid a fourth quarter 2008 distribution of $0.25 per Unit, totaling approximately $12.6 million.

From January 1, 2009 to February 20, 2009, the Company awarded 8,612 shares of restricted common stock to certain directors. We issued Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $0.1 million on the date of grant. The restricted common stock and units vest over a period of five years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2009 to February 20, 2009, we acquired one land parcel for a total estimated investment of approximately $0.2 million. There were no industrial properties sold during this period.

On February 25, 2009, the Board of Directors approved additional modifications to the restructuring plan consisting of further organizational and overhead cost reductions. We anticipate our total pre-tax restructuring costs to range between $32.9 million and $33.5 million, including the $26.7 million that was recorded for the year ended December 31, 2008. The additional modifications primarily consist of employee severance and benefits, office closing costs and other related costs.

Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the former President and Chief Executive Officer and a former director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2008, 2007 and 2006, this relative received approximately $0.1, $0.2 and $0.3 million, respectively, in brokerage commissions or other fees for transactions with the Company and the Joint Ventures.

Other

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not anticipate the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of SFAS 159 had no impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which deferred the effective date of SFAS 157 for one-year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS 157 is now effective for those assets and liabilities for years beginning after November 15, 2008.

In March 2008, the FASB issued SFAS No. 161. “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate the adoption of SFAS 161 will have a material impact on the disclosures contained in our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15(d)-15(b) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits:

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) of the Company, filed August 22, 2006, File No. 1-13102) (incorporated by reference to Exhibit 10.2 of the Form 8-K
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.6	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.7	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.8	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.10	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibit
No.	Description

4.12	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.13	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)
4.14	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.15	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)
4.16	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated June 17, 2004, File No. 333-21873)
4.17	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.18	Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.19	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.20	Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.21	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)
10.2	Fifth Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 28, 2007, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102)
10.3	First Amendment, dated as of August 18, 2008, to the Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JPMorgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 20, 2008, File No. 1-13102)

Exhibit
No.	Description

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed August 22, 2006, File No. 1-13102)
4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.3	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.4	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.5	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.6	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.7	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.8	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)
4.9	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.10	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011(incorporated by reference to Exhibit 4.16 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.11	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.12	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

Exhibit
No.	Description

4.13	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)
4.14	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)
4.15	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)
4.16	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated June 17, 2004, File No. 333-21873)
4.17	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
4.18	Indenture dated as of September 25, 2006 among First Industrial, L.P., as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.19	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.20	Registration Rights Agreement dated September 25, 2006 among the Company, First Industrial, L.P. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership, dated September 25, 2006, File No. 333-21873)
4.21	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)
10.1	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)
10.2	Fifth Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 28, 2007, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102)
10.3	First Amendment, dated as of August 18, 2008, to the Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JPMorgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 20, 2008, File No. 1-13102)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13102)
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer of First Industrial Realty
31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

FIRST INDUSTRIAL, L.P.

FIRST INDUSTRIAL, L.P.

FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENT SCHEDULE
Schedule III: Real Estate and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:

In our opinion, the consolidated financial statements in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Industrial, LP. and its subsidiaries (“the Consolidated Operating Partnership”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Consolidated Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Consolidated Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Consolidated Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois
March 2, 2009

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands except Unit and per Unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$684,712	$584,774
Buildings and Improvements	2,274,041	2,258,182
Construction in Progress	55,777	70,311
Less: Accumulated Depreciation	(455,302)	(436,512)

Net Investment in Real Estate	2,559,228	2,476,755

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $2,251 and $3,038 at December 31, 2008 and December 31, 2007, respectively	21,117	37,875
Investments in and Advances to Other Real Estate Partnerships	344,800	408,849
Cash and Cash Equivalents	2,644	4,696
Restricted Cash	97	24,891
Tenant Accounts Receivable, Net	9,049	7,825
Investments in Joint Ventures	16,299	57,543
Deferred Rent Receivable, Net	28,372	27,999
Deferred Financing Costs, Net	12,197	15,373
Deferred Leasing Intangibles, Net	79,483	78,137
Prepaid Expenses and Other Assets, Net	167,889	161,200

Total Assets	$3,241,175	$3,301,143

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$77,396	$73,550
Senior Unsecured Debt, Net	1,516,298	1,550,991
Unsecured Line of Credit	443,284	322,129
Accounts Payable, Accrued Expenses and Other Liabilities	144,070	188,269
Deferred Leasing Intangibles, Net	27,077	20,153
Rents Received in Advance and Security Deposits	22,995	26,537
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $254 and $0 at December 31, 2008 and December 31, 2007, respectively	541	—
Dividends Payable	13,846	37,311

Total Liabilities	2,245,507	2,218,940

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding at December 31, 2008 and 2007, respectively), with a liquidation preference of $275,000, respectively	266,211	266,211
General Partner Units (44,652,182 and 43,672,149 units issued and outstanding at December 31, 2008 and 2007, respectively)	629,856	678,586
Limited Partners’ Units (5,806,203 and 6,438,695 units issued and outstanding at December 31, 2008 and 2007, respectively)	122,009	148,429
Accumulated Other Comprehensive Loss	(22,408)	(11,023)

Total Partners’ Capital	995,668	1,082,203

Total Liabilities and Partners’ Capital	$3,241,175	$3,301,143

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands except per unit data)

Revenues:
Rental Income	$239,965	$210,678	$175,239
Tenant Recoveries and Other Income	96,914	95,181	81,532
Construction Revenues	147,299	35,628	10,540

Total Revenues	484,178	341,487	267,311

Expenses:
Property Expenses	111,457	99,255	88,504
General and Administrative	83,836	92,005	76,633
Restructuring Costs	26,711	—	—
Depreciation and Other Amortization	144,285	119,660	100,053
Construction Expenses	139,539	34,553	10,263

Total Expenses	505,828	345,473	275,453

Other Income (Expense):
Interest Income	3,471	1,790	947
Interest Expense	(111,559)	(119,314)	(121,130)
Amortization of Deferred Financing Costs	(2,879)	(3,210)	(2,664)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreements	(3,073)	—	(3,112)
Gain (Loss) From Early Retirement of Debt	2,749	(393)	—

Total Other Income (Expense)	(111,291)	(121,127)	(125,959)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in (Loss) Income of Joint Ventures and Income Tax Benefit	(132,941)	(125,113)	(134,101)
Equity in Income of Other Real Estate Partnerships	49,759	26,249	33,531
Equity in (Loss) Income of Joint Ventures	(33,178)	29,958	30,671
Income Tax Benefit	12,259	10,661	9,937

Loss from Continuing Operations	(104,101)	(58,245)	(59,962)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $136,384, $237,368, and $196,622 for the Years Ended December 31, 2008, 2007 and 2006, respectively)	145,358	265,453	233,011
Provision for Income Taxes Allocable to Discontinued Operations (Including $3,732, $36,032, and $47,511 allocable to Gain on Sale of Real Estate for the Year Ended December 31, 2008, 2007 and 2006, respectively)	(4,188)	(38,126)	(51,155)

Income Before Gain on Sale of Real Estate	37,069	169,082	121,894
Gain on Sale of Real Estate	12,061	7,879	6,195
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(3,782)	(3,082)	(2,119)

Net Income	45,348	173,879	125,970
Less: Preferred Unit Distributions	(19,428)	(21,320)	(21,424)
Less: Redemption of Preferred Units	—	(2,017)	(672)

Net Income Available to Unitholders	$25,920	$150,542	$103,874

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(2.33)	$(1.52)	$(1.54)

Income from Discontinued Operations	$2.85	$4.49	$3.59

Net Income Available to Unitholders	$0.52	$2.98	$2.05

Weighted Average Units Outstanding	49,456	50,597	50,703

Distributions per Unit	$2.41	$2.85	$2.81

Net Income Available to Unitholders Attributable to:
General Partners	$22,706	$131,506	$90,359
Limited Partners	3,214	19,036	13,515

Net Income Available to Unitholders	$25,920	$150,542	$103,874

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL , LP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Net Income	$45,348	$173,879	$125,970
Settlement of Interest Rate Protection Agreements	—	(4,261)	(1,729)
Mark-to-Market of Interest Rate Protection Agreements, Net of Income Tax Benefit of $610, $254 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively	(8,676)	3,819	(2,800)
Amortization of Interest Rate Protection Agreements	(792)	(916)	(912)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	831	—	—
Foreign Currency Translation Adjustment, Net of Tax Benefit (Provision) of $3,498, $(1,149) and $0 for the years ended December 31, 2008, 2007 and 2006, respectively	(2,748)	2,134	—

Other Comprehensive Income	$33,963	$174,655	$120,529

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

General Partner Preferred Units — Beginning of Year	$266,211	$314,208	$303,068
Distributions	(19,428)	(23,337)	(22,096)
Issuance of Preferred Units	—	—	192,624
Redemption of Preferred Units	—	(47,997)	(181,484)
Net Income	19,428	23,337	22,096

General Partner Preferred Units — End of Year	$266,211	$266,211	$314,208

General Partner Units — Beginning of Year	$678,586	$730,492	$773,921
Offering Costs	(321)	(46)	—
Contributions and Issuance of General Partner Units	174	613	3,820
Call Spread	—	—	(6,835)
Purchase of General Partnership Units	—	(69,430)	—
Repurchase and Retirement of Restricted Units	(4,847)	(3,939)	(2,728)
Distributions	(106,864)	(127,618)	(125,986)
Unit Conversions	14,616	2,858	5,144
Amortization of General Partner Restricted Units	25,806	14,150	9,624
Reclassification to initially adopt SFAS 123R	—	—	(16,825)
Net Income	22,706	131,506	90,357

General Partner Units — End of Year	$629,856	$678,586	$730,492

Unamort. Value of Gen. Partner Restricted Units — Beg. of Year	$—	$—	$(16,825)
Issuance of General Partner Restricted Units	—	—	—
Amortization of General Partner Restricted Units	—	—	—
Restricted Unit Forfeitures	—	—	—
Reclassification to initially adopt SFAS 123R	—	—	16,825

Unamort. Value of Gen. Partner Restricted Units — End of Year	$—	$—	$—

Limited Partners Units — Beginning of Year	$148,429	$150,759	$159,832
Contributions and Issuance of Limited Partner Units	—	—	1,288
Distributions	(15,018)	(18,508)	(18,734)
Unit Conversions	(14,616)	(2,858)	(5,144)
Net Income	3,214	19,036	13,517

Limited Partners Units — End of Year	$122,009	$148,429	$150,759

Accum. Other Comprehensive Loss — Beginning of Year	$(11,023)	$(11,799)	$(6,358)
Settlement of Interest Rate Protection Agreements	—	(4,261)	(1,729)
Mark to Market of Interest Rate Protection Agreements, Net of Tax Benefit	(8,676)	3,819	(2,800)
Amortization of Interest Rate Protection Agreements	(792)	(916)	(912)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	831	—	—
Foreign Currency Translation Adjustment, Net of Tax Benefit (Provision)	(2,748)	2,134	—

Accum. Other Comprehensive Loss — End of Year	$(22,408)	$(11,023)	$(11,799)

Total Partners’ Capital at End of Year	$995,668	$1,082,203	$1,183,660

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, LP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$45,348	$173,879	$125,970
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	101,671	105,628	107,418
Amortization of Deferred Financing Costs	2,879	3,210	2,664
Other Amortization	65,914	48,326	35,462
Provision for Bad Debt	3,092	1,812	1,906
Mark-to-Market of Interest Rate Protection Agreements	3,073	—	(16)
Equity in Loss (Income) of Joint Ventures	33,178	(29,958)	(30,671)
Distributions from Joint Ventures	1,520	31,365	31,664
Gain on Sale of Real Estate	(148,445)	(245,247)	(202,817)
(Gain) Loss on Early Retirement of Debt	(2,749)	393	—
Equity in Income of Other Real Estate Partnerships	(49,759)	(26,249)	(33,531)
Distributions from Investment in Other Real Estate Partnerships	49,759	26,249	33,531
Decrease in Developments for Sale Costs	1,527	1,209	5,883
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(14,986)	(22,529)	(15,550)
Increase in Deferred Rent Receivable	(6,606)	(8,810)	(9,092)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(25,296)	46,374	14,077
Decrease in Restricted Cash	90	6	—
Cash Book Overdraft.	3,214	347	—

Net Cash Provided by Operating Activities	63,424	106,005	66,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment in Real Estate	(528,026)	(613,696)	(742,414)
Net Proceeds from Sales of Investments in Real Estate	407,654	760,776	857,670
Investments in and Advances to Other Real Estate Partnerships	(40,928)	(66,322)	(43,098)
Distributions/Repayments from Other Real Estate Partnerships	104,977	28,858	50,572
Contributions to and Investments in Joint Ventures	(17,327)	(27,696)	(32,773)
Distributions from Joint Ventures	20,985	22,863	19,734
Funding of Notes Receivable	(10,325)	(8,385)	—
Repayment of Mortgage Loans Receivable	52,842	26,350	11,200
Decrease (Increase) in Restricted Cash	24,704	(8,904)	(1,025)

Net Cash Provided by Investing Activities	14,556	113,844	119,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(321)	(46)	(280)
Unit Contributions	174	613	3,742
Proceeds from the Issuance of Preferred Units	—	—	200,000
Preferred Unit Offering Costs	—	—	(7,103)
Unit Distributions	(145,347)	(146,660)	(143,858)
Purchase of General Partner Units	—	(69,430)	—
Repurchase of Restricted Units	(4,847)	(3,939)	(2,660)
Redemption of Preferred Units	—	(50,014)	(182,156)
Preferred Unit Distributions	(19,428)	(26,023)	(19,248)
Repayments of Mortgage Loans Payable	(3,271)	(41,475)	(10,263)
Proceeds from Senior Unsecured Debt	—	149,595	399,306
Other Costs from Senior Unsecured Debt	—	(4,261)	(1,729)
Repayment of Senior Unsecured Debt	(32,525)	(150,000)	(150,000)
Proceeds from Unsecured Line of Credit	550,920	879,129	779,300
Repayments on Unsecured Line of Credit	(425,030)	(764,000)	(1,029,800)
Call Spread		—	(6,835)
Debt Issuance Costs and Costs Incurred in Connection with the Early
Retirement of Debt	(79)	(3,766)	(6,867)

Net Cash Used in Financing Activities	(79,754)	(230,277)	(178,451)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(278)	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(1,774)	(10,428)	8,313
Cash and Cash Equivalents, Beginning of Period	4,696	15,124	6,811

Cash and Cash Equivalents, End of Period	$2,644	$4,696	$15,124

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per Unit and Unit data)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 88.5% and 87.1% common ownership interest at December 31, 2008 and 2007, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at December 31, 2008. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 11.5% and 12.9% interest in the Operating Partnership at December 31, 2008 and 2007, respectively. Unless the context otherwise requires, the term the “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries. We refer to our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

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

We also own minority equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. One of the joint ventures, the 2007 Europe joint venture, does not own any properties and is inactive.

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

As of December 31, 2008, we owned 723 industrial properties (inclusive of developments in progress), containing an aggregate of approximately 63.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2008, the Other Real Estate Partnerships owned 76 industrial properties, containing an aggregate of approximately 8.0 million square feet of GLA.

Profits, losses and distributions of us, the L.L.C.s and Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or ownership agreements, as applicable, of us, the L.L.C.s and the Other Real Estate Partnerships.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any references to the number of buildings and square footage in the financial statement footnotes are unaudited.

2.	Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by the continued deterioration of the global credit markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties at favorable terms.

Our unsecured revolving credit facility that has a borrowing capacity of $500,000 (the “Unsecured Line of Credit”) and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject. us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of December 31, 2008, and we anticipate that we will be able to operate in compliance with our financial covenants in 2009. However, our ability to meet our financial covenants may be reduced if 2009 economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to refinance indebtedness maturing in 2009 and to comply with our financial covenants in 2009 and beyond. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Retained Capital — We plan to retain capital by adjusting our distribution policy to make per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We will not pay distributions in April 2009 and may not pay distributions in future quarters in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2009, we may elect to make distributions through some combination of cash, common Units and/or the Company’s common shares.

•	Mortgage Financing — In June 2009, we have $125,000 of unsecured debt maturing, and in July 2009 we have $5,025 of secured mortgage debt maturing. We are in active discussions with various lenders regarding the origination of mortgage financing. The total loan proceeds are expected to be sufficient to meet these maturities. No assurances can be made that new secured financing will be obtained. If we fail to timely retire our maturing debt, we will be in default under our Unsecured Line of Credit and our senior unsecured debt securities.

•	Asset Sales — We are in various stages of discussions with third parties for the sale of properties during the first quarter of 2009, and will continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

In addition, we may from time to time repurchase or redeem our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we would be materially adversely effected.

3.	Basis of Presentation

Our consolidated financial statements at December 31, 2008 and 2007 and for each of the years ended December 31, 2008, 2007 and 2006 include the accounts and operating results of the Operating Partnership, the L.L.C.s and the TRS on a consolidated basis. Such financial statements present our limited partnership interests in each of the Other Real Estate Partnerships and our minority equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

4.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2008 and 2007, and the reported amounts of revenues and expenses for each of the years ended December 31, 2008, 2007 and 2006. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

At December 31, 2008 and 2007, restricted cash includes cash held in escrow in connection with mortgage debt requirements and/or gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange into properties under Section 1031 of the Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost. We review our properties on a periodic basis for impairment and provide a provision if impairments are found. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstance warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, on an individual property basis, we will recognize an impairment loss based upon the estimated fair value of such property. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. To calculate the fair value of properties held for sale, we deduct from the estimated sales price of the property the estimated costs to close the sale. We classify properties as held for sale when all criteria within Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) are met.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Years

Buildings and Improvements	8 to 50
Land Improvements	3 to 15
Furniture, Fixtures and Equipment	5 to 10

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

We account for all acquisitions entered into subsequent to June 30, 2001 in accordance with SFAS No. 141, “Business Combinations”. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options that are considered bargain renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	December 31,	December 31,
	2008	2007

In-Place Leases	$75,282	$78,332
Less: Accumulated Amortization	(27,426)	(22,048)

	$47,856	$56,284
Above Market Leases	$13,130	$5,069
Less: Accumulated Amortization	(1,866)	(2,023)

	$11,264	$3,046
Tenant Relationships	$25,361	$21,597
Less: Accumulated Amortization	(4,998)	(2,790)

	$20,363	$18,807
Total Deferred Leasing Intangibles, Net	$79,483	$78,137

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	December 31,	December 31,
	2008	2007

Below Market Leases	$37,489	$28,316
Less: Accumulated Amortization	(10,412)	(8,163)

Total Deferred Leasing Intangibles, Net	$27,077	$20,153

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $27,592, $20,502, and $14,139, for the years ended December 31, 2008, 2007, and 2006, respectively. Rental revenues increased by $7,537, $3,814, and $3,110 related to net amortization of above/(below) market leases for the years ended December 31, 2008, 2007, and 2006, respectively. We will recognize net amortization expense related to the deferred leasing intangibles over the next five years, for properties owned as of December 31, 2008, as follows:

		Estimated Net Increase
	Estimated Net Amortization	to Rental Revenues
	of In-Place Leases and	Related to Above
	Tenant Relationships	and Below Market Leases

2009	$14,612	$3,943
2010	11,278	2,980
2011	8,766	1,675
2012	7,244	1,150
2013	6,124	875

Construction Revenues and Expenses

During 2008, 2007 and 2006, the TRS entered into contracts with third parties to construct industrial properties and during 2008 and 2007, also acted as general contractor to construct industrial properties including properties for the 2005 Development/Repositioning Joint Venture. We use the percentage-of-completion contract method to recognize revenue. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

During 2008, we owned one industrial property and two land parcels located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. Additionally, the 2007 Canada Joint Venture owns two industrial properties and several land parcels in Canada for which the functional currency is the Canadian dollar. The assets and liabilities of these industrial properties and land parcels are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts of the industrial properties and land parcels are translated using the average exchange rates for the period. The resulting translation adjustments are included in accumulated other comprehensive income. For the years ended December 31, 2008 and 2007, we recorded $(6,246) and $3,283 in foreign currency translation (loss) gain, respectively, offset by $3,498 and $(1,149) of income tax benefit (provision), respectively.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $17,918 and $15,089 at December 31, 2008 and 2007, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

On a periodic basis, we assess whether there are any indicators that the value of our Investment in and Advances to Other Real Estate Partnerships may be impaired in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). An investment is impaired only if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs and the discount rate used to value the cash flows of the properties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our values estimated by management in the impairment analyses may not be realized.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of our investments in Joint Ventures and our underlying equity of such Joint Ventures are amortized over the respective lives of the underlying assets, as applicable.

On a periodic basis, we assess whether there are any indicators that the value of our Investments in Joint Ventures may be impaired in accordance with APB 18. An investment is impaired only if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the Joint Ventures’ debt. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our values estimated in the impairment analyses may not be realized.

Stock Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123R, “Share Based Payment,” using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by us.

Revenue is recognized on payments received from tenants for early lease terminations after we determine that all the necessary criteria have been met in accordance with SFAS No. 13, “Accounting for Leases”.

Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,519 and $2,573 as of December 31, 2008 and 2007, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A provision has been made for federal income taxes in the accompanying consolidated financial statements for activities conducted in the TRS, which has been accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

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

We file income tax returns in the U.S., and various states and foreign jurisdictions. At December 31, 2007 the TRS was under examination by the Internal Revenue Service for tax years 2004 and 2005. During 2008 we received notification from the Internal Revenue Service that they have completed their examinations of the TRS for the 2004 and 2005 tax years. There were no changes to taxable income of the TRS as a result of the examination. In general, the statutes of limitations for income tax returns remain open for the years 2005 through 2008.

Earnings Per Unit (“EPU”)

Net income per weighted average general partnership and limited partnership unit — basic is based on the weighted average Units outstanding (excluding restricted units that have not yet vested). Net income per weighted average Unit — diluted is based on the weighted average Units outstanding (excluding restricted units that have not yet vested) plus the dilutive effect of the Company’s in-the-money employee stock options, restricted stock and 2011 Exchangeable Notes (hereinafter defined) that result in the issuance of general partnership units. See Note 12 for further disclosure about earnings per Unit.

Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances. As of December 31, 2008, we have applied the provisions of SFAS 157 to the valuation of our interest rate swaps and our proportionate share of interest rate swaps entered into by certain Joint Ventures, which are the only financial instruments measured at fair-value on a recurring basis. Additionally, we have applied the provisions of SFAS 157 to the valuations of our Joint Ventures for purposes of our APB 18 analysis.

Other financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured line of credit and senior unsecured debt. The fair values of the short-term investments, tenant accounts receivable, net, accounts payable and other accrued expenses approximates their carrying or contract values. See Note 7 for the fair values of the mortgage loans payable, unsecured line of credit and senior unsecured debt and see Note 10 for the fair value of our mortgage notes receivable.

Derivative Financial Instruments

Historically, we have used interest rate protection agreements (“Agreements”) to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior unsecured debt are amortized over the life of the senior unsecured debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (partners’ capital). Any Agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 17 for more information on Agreements.

Discontinued Operations

SFAS 144 addresses financial accounting and reporting for the disposal of long lived assets. SFAS 144 requires that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposal transaction and (b) we will not have any significant continuing involvement in the operations of the property after the disposal transaction. SFAS 144 also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

Management views the Consolidated Operating Partnership as a single segment.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of SFAS 159 had no impact on our consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FASB Staff Position 157-2, which deferred the effective date of SFAS 157 for one-year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS 157 is now effective for those assets and liabilities for years beginning after November 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate the adoption of SFAS 161 will have a material impact on the disclosures contained in our financial statements.

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

5.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	December 31,	December 31,
	2008	2007

ASSETS
Assets:
Investment in Real Estate, Net	$303,262	$339,533
Other Assets, Net	56,505	83,939

Total Assets	$359,767	$423,472

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other Liabilities	$11,670	$11,216
Partners’ Capital	348,097	412,256

Total Liabilities and Partners’ Capital	$359,767	$423,472

Condensed Combined Statements of Operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Total Revenues (including Interest Income)	$42,318	$38,941	$33,481
Property Expenses	(13,504)	(11,183)	(9,485)
General and Administrative	—	(16)	(149)
Interest Expense	—	—	(11)
Amortization of Deferred Financing Costs	—	—	(2)
Depreciation and Other Amortization	(16,742)	(17,769)	(14,956)
Income Tax Provision	—	(9)	—

Income from Continuing Operations	12,072	9,964	8,878
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $35,783, $7,594, and $16,820 for the years ended December 31, 2008, 2007 and 2006	38,203	14,969	25,061
(Loss) Gain on Sale of Real Estate	(53)	1,546	(124)

Net Income	$50,222	$26,479	$33,815

6.	Investments in Joint Ventures and Property Management Services

On September 28, 1998, we entered into the 1998 Core Venture with an institutional investor to invest in industrial properties. At December 31, 2006, we owned a ten percent equity interest in the 1998 Core and provided property and asset management services to the 1998 Core Joint Venture. On January 31, 2007, we purchased the 90% equity interest from the institutional investor in the 1998 Core Joint Venture. We paid $18,458 in cash and assumed $30,340 in mortgage loans payable. As of December 31, 2007, we paid off and

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retired the mortgage loan payable. In connection with the early repayment of the mortgage loans payable, we incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $265.

On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture. For the year ended December 31, 2008, we recorded an impairment loss of $1,249 in equity in income of Joint Ventures in accordance with APB 18. As of December 31, 2008, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA.

On March 18, 2005, we entered into the 2005 Development/Repositioning Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. We own a 10% equity interest in and provide property management, asset management, development management and leasing management services to the 2005 Development/Repositioning Joint Venture. During the year ended December 31, 2008, we recorded an impairment loss of $483 in equity in income of Joint Ventures which represents our proportionate share of SFAS 144 impairment loss related to two industrial properties and one land parcel owned by the 2005 Development/Repositioning Joint Venture. Additionally, for the year ended December  31, 2008 we recorded an impairment loss of $25,332 in equity in income of Joint Ventures in accordance with APB 18. As of December 31, 2008, the 2005 Development/Repositioning Joint Venture owned 44 industrial properties comprising approximately 7.8 million square feet of GLA and several land parcels.

On September 7, 2005, we entered into the 2005 Core Joint Venture with an institutional investor to invest in, own and operate certain industrial properties. We own a 10% equity interest in and provide property management, asset management, development management, disposition, incentive and leasing management services to the 2005 Core Joint Venture. For the year ended December 31, 2008, we recorded an impairment loss of $3,153 in equity in income of Joint Ventures in accordance with APB 18. As of December 31, 2008, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels.

On March 21, 2006, we entered into the 2006 Net Lease Co-Investment Program with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management, asset management and leasing management services to the 2006 Net Lease Co-Investment Program. During the year ended December 31, 2008, we recorded an impairment loss of $2,216 in equity in income of Joint Ventures which represents our proportionate share of the SFAS 144 impairment loss related to two industrial properties owned by the 2006 Net Lease Co-Investment Program. As of December 31, 2008, the 2006 Net Lease Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA.

On July 21, 2006, we entered into the 2006 Land/Development Joint Venture with an institutional investor to invest in land and vertical development. We own a 10% equity interest in and provide property management, asset management, development management and leasing management services to the 2006 Land/Development Joint Venture. For the year ended December 31, 2008 we recorded an impairment loss of $10,105 in equity in income of Joint Ventures in accordance with APB 18. As of December 31, 2008, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet of GLA and several land parcels.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During December 2007, we entered into the 2007 Canada Joint Venture and the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We own a 10% equity interest in and will provide property management, asset management, development management and leasing management services to the 2007 Canada Joint Venture and the 2007 Europe Joint Venture. As of December 31, 2008, and the 2007 Canada Joint Venture owned two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of December 31, 2008, the 2007 Europe Joint Venture did not own properties and is inactive.

The 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture are considered variable interest entities in accordance with SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. However we are not considered the primary beneficiary for either venture. As of December 31, 2008 our investments in the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture are $0 and $1,486, respectively. We calculate our maximum exposure to loss to equal our investment balance for each venture as of year end plus any future contributions we make to the ventures.

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

During the year ended December 31, 2008, we earned acquisition fees from the 2006 Land/Development Joint Venture. During the year ended December 31, 2007, we earned acquisition fees from the 2006 Land/Development Joint Venture and the July 2007 Fund. During the year ended December 31, 2006, we earned acquisition fees from the 2003 Net Lease Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program and the July 2007 Fund. We deferred 15% of the acquisition fees earned from the 2003 Net Lease Joint Venture and the 2006 Net Lease Co-Investment Program activity and 10% of the acquisition fees earned from the 2005 Core Joint Venture and the 2006 Land/Development Joint Venture activity. The deferrals reduced our investment in the Joint Ventures and are amortized into income over the life of the underlying properties, generally 25 to 40 years.

At December 31, 2008 and 2007, we have a receivable from the Joint Ventures and the July 2007 Fund of $3,939 and $6,068, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These amounts are included in Prepaid Expenses and Other Assets, Net.

During the years ended December 31, 2008, 2007 and 2006, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Contributions	$16,623	$25,482	$29,194
Distributions	$22,505	$54,228	$51,398
Fees	$19,757	$25,116	$22,507

The combined summarized financial information of the investments in Joint Ventures is as follows:

	December 31,	December 31,
	2008	2007

Condensed Combined Balance Sheets
Gross Real Estate Investment	$1,967,717	$1,777,964
Less: Accumulated Depreciation	(93,215)	(69,811)

Net Real Estate	1,874,502	1,708,153
Other Assets	186,881	163,583

Total Assets	$2,061,383	$1,871,736

Debt	$1,442,464	$1,264,769
Other Liabilities	130,407	112,268
Equity	488,512	494,699

Total Liabilities and Equity	$2,061,383	$1,871,736

Consolidated Operating Partnership’s share of Equity	$56,066	$56,494
Basis Differentials(1)	(39,767)	1,049

Carrying Value of the Consolidated Operating Partnership’s investments in Joint Ventures	$16,299	$57,543

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of impairments we recorded in accordance with APB 18, a gain deferral related to a property we sold to the 2003 Net Lease Joint Venture, deferred fees and certain equity costs which are not reflected at the joint venture level.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Condensed Combined Statements of Operations	2008	2007	2006

Total Revenues	$91,754	$85,691	$71,897
Expenses:
Operating and Other	38,897	28,238	21,951
Interest	55,071	48,345	30,205
Depreciation and Amortization	48,768	45,433	38,539
Impairment Loss	20,208	—	—

Total Expenses	162,944	122,016	90,695
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $33,518, $92,652 and $66,927 for the years ended December 31, 2008, 2007 and 2006, respectively)	34,812	84,998	41,732
Gain on Sale of Real Estate	18,460	15,523	27,425

Net (Loss) Income	$(17,918)	$64,196	$50,359

Consolidated Operating Partnership’s Share of Net Income	6,661	29,958	30,671
Consolidated Operating Partnership’s Impairment in Accordance with APB 18	(39,839)	—	—

Equity in (Loss) Income of Joint Ventures	$(33,178)	$29,958	$30,671

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Mortgage Loans Payable, Net, Senior Unsecured Notes, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured notes and unsecured line of credit:

					Effective
	Outstanding		Interest		Interest
	Balance at		Rate At		Rate at
	December 31,	December 31,	December 31,		December 31,
	2008	2007	2008		2008		Maturity Date

Mortgage Loans Payable, Net	$77,396	$73,550	5.50%	- 9.25%	4.58%	- 9.25%	July 2009 - September 2024
Unamortized Premiums	(1,717)	(2,196)

Mortgage Loans Payable, Gross	$75,679	$71,354

Senior Unsecured Notes, Net
2016 Notes	$194,524	$199,442	5.750%		5.91%		01/15/16
2017 Notes	99,914	99,905	7.500%		7.52%		12/01/17
2027 Notes	15,056	15,056	7.150%		7.11%		05/15/27
2028 Notes	199,846	199,838	7.600%		8.13%		07/15/28
2011 Notes	199,868	199,807	7.375%		7.39%		03/15/11
2012 Notes	199,546	199,408	6.875%		6.85%		04/15/12
2032 Notes	49,480	49,457	7.750%		7.87%		04/15/32
2009 Notes	124,980	124,937	5.250%		4.10%		06/15/09
2014 Notes	114,921	113,521	6.420%		6.54%		06/01/14
2011 Exchangeable Notes*	200,000	200,000	4.625%		4.63%		09/15/11
2017 II Notes	118,163	149,620	5.950%		6.37%		05/15/17

Subtotal	$1,516,298	$1,550,991
Unamortized Discounts	12,202	14,079

Senior Unsecured Notes, Gross	$1,528,500	$1,565,070

Unsecured Line of Credit	$443,284	$322,129	1.981%		1.981%		09/28/12

*	Holders of the 2011 Exchangeable Notes may exchange their notes for the Company’s common shares prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on July 15, 2011 and also under other certain circumstances. The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93.

Mortgage Loans Payable, Net

On June 6, 2008, we assumed a mortgage loan payable of $4,097 bearing interest at a rate of 6.83%. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount of $256 which will be amortized as an adjustment to interest expense through maturity on June 1, 2018. On July 24, 2008, we assumed two mortgage loans payable of $2,502 and $997 bearing interest at a rate of 6.97% and 7.07%, respectively, that each mature on July 1, 2018. As of December 31, 2008, mortgage loans payable of $77,396 are collateralized by industrial properties with a carrying value of $156,336. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2008.

Senior Unsecured Notes, Net

On January 10, 2006, we issued $200,000 of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. In December 2005, we also entered into interest rate protection agreements which were used to fix the interest

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In conjunction with certain issuances of senior unsecured debt, we entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, we will amortize approximately $97 into net income by decreasing interest expense.

All of our senior unsecured debt (except for the 2011 Exchangeable Notes) contains certain covenants, including limitations on incurrence of debt and debt service coverage. Management believes that the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt as of December 31, 2008. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders in a manner that could impose and cause us to incur material costs.

Unsecured Line of Credit

We have maintained our Unsecured Line of Credit since 1997. The Unsecured Line of Credit matures on September 28, 2012, has a borrowing capacity of $500,000 (with the right, subject to certain conditions, to increase the borrowing capacity up to $700,000) and bears interest at a floating rate of LIBOR plus 0.75%, or the prime rate, at our election. At December 31, 2008, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.981%. On August 18, 2008 we amended our unsecured line of credit agreement dated as of September 28, 2007. As a result of the amendment, the portion of the Unsecured

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of Credit available in multiple currencies was increased to $161,000 from $100,000. The Unsecured Line of Credit contains certain covenants including limitations on incurrence of debt and debt service coverage. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Line of Credit as of December 31, 2008. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31 and thereafter:

Amount

2009	$133,297
2010	15,815
2011	407,657
2012	648,059
2013	2,523
Thereafter	840,112

Total	$2,047,463

Fair Value

At December 31, 2008 and 2007, the fair value of our mortgage loans payable, senior unsecured notes and Unsecured Line of Credit were as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Loans Payable	$77,396	$75,817	$73,550	$74,867
Senior Unsecured Debt	1,516,298	1,033,283	1,550,991	1,605,048
Unsecured Line of Credit	443,284	400,849	322,129	322,129

Total	$2,036,978	$1,509,949	$1,946,670	$2,002,044

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

The fair value of the Unsecured Line of Credit was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Partners’ Capital

We have issued general partnership units and limited partnership units and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to lock-up periods and certain adjustments, limited partnership units are convertible into common stock, $.01 par value, of the Company on a one-for-one basis or cash at the option of the Company. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units had an aggregate liquidation priority of $275,000 as of December 31, 2008 and 2007, respectively. We are required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the limited partnership units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Consolidated Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

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

For the year ended December 31, 2008, certain employees of the Company exercised 6,300 non-qualified employee stock options. Net proceeds to the Company approximated $174. The gross proceeds from the option exercises were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

During the years ended December 31, 2008, 2007 and 2006 the Company awarded 583,871, 442,008 and 303,142 restricted shares of common stock, respectively, as well as 4,757, 0, and 0 restricted stock units, respectively, to certain employees of the Company and 21,945, 17,139, and 16,232 restricted shares of common stock, respectively, to certain directors of the Company. We issued General Partner Units to the Company in the same amount. See Note 16 for further disclosure on our stock-based compensation.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll-forward of the General Partnership and Limited Partnership Units outstanding, including unvested general partner restricted units, for the three years ended December 31, 2008:

General Partnership and
Limited Partnership
Units Outstanding

Balance at December 31, 2005	51,185,452
Issuance of General Partner Units	125,780
Issuance of General Partner Restricted Units	319,374
Repurchase and Retirement of Restricted Units	(93,007)
Issuance of Limited Partner Units	31,473

Balance at December 31, 2006	51,569,072

Issuance of General Partner Units	19,600
Issuance of General Partner Restricted Units	459,147
Repurchase and Retirement of Restricted Units	(1,797,714)
Issuance of Limited Partner Units	(139,261)

Balance at December 31, 2007	50,110,844

Issuance of General Partner Units	6,438
Issuance of General Partner Restricted Units	605,816
Repurchase and Retirement of Restricted Units	(264,713)

Balance at December 31, 2008	50,458,385

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

On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to us in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. In October 2008 we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the Series F Preferred Stock. See Note 17 for further information on the agreement.

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

Distributions

The following table summarizes distributions declared for the past three years:

	Year Ended 2008		Year Ended 2007		Year Ended 2006
	Distribution	Total	Distribution	Total	Distribution	Total
	per Unit	Distribution	per Unit	Distribution	per Unit	Distribution

General Partner/Limited Partner Units	$2.4100	$121,882	$2.8500	$146,126	$2.8100	$144,720
Series C Preferred Units	$—	$—	$94.6353	$1,893	$215.6240	$4,313
Series F Preferred Units	$6,236.0000	$3,118	$6,236.0000	$3,118	$6,236.0000	$3,118
Series G Preferred Units	$7,236.0000	$1,809	$7,236.0000	$1,809	$7,236.0000	$1,809
Series I Preferred Units	$—	$—	$—	$—	$470.6667	$353
Series J Preferred Units	$18,125.2000	$10,875	$18,125.2000	$10,875	$17,521.0000	$10,512
Series K Preferred Units	$18,125.2000	$3,625	$18,125.2000	$3,625	$6,595.6000	$1,319

9.	Acquisition and Development of Real Estate

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

In 2008, we acquired 23 industrial properties comprising, in the aggregate, approximately 2.9 million square feet of GLA and several land parcels for a total purchase price of approximately $295,759, excluding costs incurred in conjunction with the acquisition of properties. We also substantially completed development of eight properties comprising approximately 4.5 million square feet of GLA at a cost of approximately $148,236. We reclassed the costs of substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of the above acquisitions is $21,164, $1,000, $8,977, and $(7,327), respectively, for the year ended December 31, 2007. The weighted average life in months of in-place leases, above market leases,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tenant relationships, and below market leases recorded as a result of 2007 acquisitions was 79, 99, 114, and 139 months, respectively.

The fair value of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of the above acquisitions is $18,422, $61, $6,962, and $(7,012), respectively, for the year ended December 31, 2008. The weighted average life in months of in-place leases, above market leases, tenant relationships, and below market leases recorded as a result of 2008 acquisitions was 100, 43, 100, and 138 months, respectively.

10.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

In 2006, we sold 109 industrial properties comprising approximately 16.0 million square feet of GLA and several land parcels, totaling gross proceeds of $895,024. The gain on sale of real estate was approximately $202,817, of which $196,622 is shown in discontinued operations. The 109 sold industrial properties meet the criteria established by SFAS 144 to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 109 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for several land parcels that do not meet the criteria established by SFAS 144 are included in continuing operations.

In 2007, we sold 159 industrial properties comprising approximately 13.1 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 159 industrial properties and several land parcels were approximately $840,402. The gain on sale of real estate was approximately $245,247, of which $237,368 is shown in discontinued operations. One hundred fifty-six of the 159 sold industrial properties meet the criteria established by SFAS 144 to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 156 sold industrial properties that meet the criteria established by SFAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for the three industrial properties and several land parcels that do not meet the criteria established by SFAS 144 are included in continuing operations.

In 2008, we sold 89 industrial properties comprising approximately 7.4 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 89 industrial properties and several land parcels were approximately $469,508. The gain on sale of real estate was approximately $148,445, of which $136,384 is shown in discontinued operations. Eighty-eight of the 89 sold industrial properties meet the criteria established by SFAS 144 to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate, net of income taxes, for the 88 sold industrial properties that meet the criteria established by SFAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for the one industrial property and several land parcels that do not meet the criteria established by SFAS 144 are included in continuing operations.

At December 31, 2008, we had six industrial properties comprising approximately 0.4 million square feet of GLA and certain land parcels held for sale. In accordance with SFAS 144, the results of operations of the six industrial properties held for sale at December 31, 2008 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2008, 2007 and 2006.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Total Revenues	$22,907	$81,020	$114,319
Property Expenses	(8,360)	(27,553)	(37,726)
Depreciation and Amortization	(5,573)	(25,382)	(40,204)
Gain on Sale of Real Estate	136,384	237,368	196,622
Provision for Income Taxes	(4,188)	(38,126)	(51,155)

Income from Discontinued Operations	$141,170	$227,327	$181,856

At December 31, 2008 and 2007, we had mortgage notes receivables outstanding of approximately $34,532 and $30,317, respectively, in conjunction with certain property sales that we provided seller financing, which is included as a component of Prepaid Expenses and Other Assets, Net, At December 31, 2008 and 2007, the fair value of those mortgage notes receivables were $28,081 and $30,251, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental Information to Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Interest paid, net of capitalized interest	$113,062	$118,909	$114,681

Capitalized Interest	$7,775	$8,413	$5,063

Income Taxes Paid	$2,355	$42,169	$36,374

Supplemental schedule of noncash investing and financing activities:
Distribution payable on general and limited partner units	$12,614	$36,079	$36,613

Distribution payable on preferred units	$1,232	$1,232	$5,935

Exchange of Limited partnership units for General partnership units:
Limited partnership units	$(14,616)	$(2,858)	$(5,144)
General partnership units	14,616	2,858	5,144

	$—	$—	$—

In conjunction with property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(376)	$(5,987)	$(1,284)

Issuance of Operating Partnership Units	$—	$—	$(1,288)

Mortgage debt	$(7,852)	$(38,590)	$(33,982)

Write off of fully depreciated assets	$64,185	$39,804	$25,655

In conjunction with certain property sales, we provided seller financing or assigned a mortgage loan payable:
Notes receivable	$46,734	$48,282	$11,200

Mortgage note payable	$—	$769	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Numerator:
Loss from Continuing Operations	$(104,101)	$(58,245)	$(59,962)
Gain on Sale of Real Estate	12,061	7,879	6,195
Less: Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(3,782)	(3,082)	(2,119)
Less: Preferred Unit Distributions	(19,428)	(21,320)	(21,424)
Less: Redemption of Preferred Units	—	(2,017)	(672)

Loss from Continuing Operations Available to Unitholders, Net of Income Taxes — For Basic and Diluted EPU	(115,250)	(76,785)	(77,982)
Income from Discontinued Operations	145,358	265,453	233,011
Less: Provision for Income Taxes Allocable to Discontinued Operations	(4,188)	(38,126)	(51,155)

Net Income Available to Unitholders — For Basic and Diluted EPU	$25,920	$150,542	$103,874

Denominator:
Weighted Average Units Outstanding — Basic and Diluted	49,456,067	50,597,150	50,703,004
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(2.33)	$(1.52)	$(1.54)

Discontinued Operations, Net of Income Tax	$2.85	$4.49	$3.59

Net Income Available to Unitholders	$0.52	$2.98	$2.05

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the years ended December 31, 2008, 2007 and 2006 as the dilutive effect of stock options and restricted stock/Units was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to unitholders, net of income taxes. The dilutive effect of stock options and restricted stock/Units excluded from the computation are 0 and 976, respectively, for the year ended December 31, 2008, 90,386 and 73,837, respectively, for the year ended December 31, 2007, and 116,155 and 93,643, respectively, for the year ended December 31, 2006.

Unvested restricted stock/Units of 761,660, 909,966 and 778,535 were outstanding as of December 31, 2008, 2007 and 2006, respectively. Unvested restricted stock/Units aggregating 757,390, 470,009 and 109,517 were antidilutive at December 31, 2008, 2007 and 2006, respectively, as the issue price of these shares was higher than the Company’s average stock price during the respective periods and accordingly was excluded from dilution computations.

Additionally, options to purchase common stock of 278,601, 355,901 and 381,976 were outstanding as of December 31, 2008, 2007 and 2006, respectively. Options to purchase common stock of 278,601 were antidilutive at December 31, 2008, as the strike price of these stock options was higher than the Company’s average stock price during the respective periods and accordingly was excluded from dilution computations. In 2007 and 2006, all of the stock options were dilutive.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

13.	Income Taxes

The components of income tax benefit (expense) for the TRS for the years ended December 31, 2008, 2007 and 2006 are comprised of the following:

	2008	2007	2006

Current:
Federal	$5,114	$(28,209)	$(39,531)
State	814	(4,934)	(7,734)
Foreign	(649)	—	—
Deferred:
Federal	(526)	3,977	3,548
State	(107)	571	695
Foreign	671	—	—

	$5,317	$(28,595)	$(43,022)

In addition to the income tax benefit (expense) recognized by the TRS, $1,028, $1,952 and $317 of state income tax expense was recognized by us and is included in income tax expense on our consolidated statement of operations for the years ended December 31, 2008, 2007, and 2006, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRS include the following as of December 31, 2008 and 2007:

	2008	2007

Bad debt expense	$196	$32
Investment in Joint Ventures	19,621	2,677
Fixed assets	9,625	8,204
Prepaid rent	494	215
Capitalized general and administrative expense under 263A	3,711	2,671
Deferred losses/gains	71	905
Capitalized interest under 263A	—	613
Accrued contingency loss	377	289
Restricted stock	2,326	2,744
Accrual for Restructuring Costs	751	—
Abandoned Project Costs	1,150	—
State net operating loss carry forward	131	—
Valuation Allowance	(19,501)	—
Other	836	—

Total deferred tax assets	$19,788	$18,350

Straight-line rent	(1,936)	(967)
Build to suit development	—	(97)
Fixed assets	(53)	(130)
Capitalized Interest under 263(A)	(362)	—
Other	(243)	—

Total deferred tax liabilities	$(2,594)	$(1,194)

Total net deferred tax asset	$17,194	$17,156

As of December 31, 2008 and 2007, the TRS had net deferred tax assets of $17,194 and $17,156, after valuation allowances of $19,501 and $0, respectively. Included in net income for the TRS for the year ended December 31, 2008 is $39,073 of impairment loss in Equity in Income of Joint Ventures recorded in accordance with APB 18 and SFAS 144. We recorded a valuation allowance to offset the deferred tax asset that was created by these impairments during the year ended December 31, 2008. We believe that it is more likely than not the results of future operations of the TRS will generate sufficient taxable income to recognize the net deferred tax asset. These future operations are dependent upon the TRS’s profitability, the timing and amounts of gains on property sales and other factors affecting the results of operations of the TRS.

The TRS has a net operating loss carryforward related to state taxes of $131 at December 31, 2008. The TRS does not have any tax credit carryforwards.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The TRS’s components of income tax benefit (expense) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(456)	$(2,094)	$(3,644)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(3,732)	(36,032)	(47,511)
Tax expense associated with gains and losses on the sale of real estate	(3,782)	(3,082)	(2,119)
Income tax benefit	13,287	12,613	10,252

Income tax benefit (expense)	$5,317	$(28,595)	$(43,022)

The income tax benefit (expense) pertaining to income from continuing operations and gain on sale of real estate for the TRS differs from the amounts computed by applying the applicable federal statutory tax rate to income as follows:

	2008	2007	2006

Tax benefit at federal rate related to continuing operations	$27,751	$8,174	$6,771
State tax benefit, net of federal benefit	2,734	1,006	808
Non-deductible permanent items	(1,852)	(121)	(24)
Prior year provision to return adjustments	7	436	484
Change in Valuation Allowance	(19,501)	—	—
Foreign Taxes, net	337	—	—
Other	29	36	94

Net income tax benefit	$9,505	$9,531	$8,133

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on our financial statements as we had no unrecognized tax benefits. As of the adoption date, we had paid approximately $1,400 (representing taxes and interest) to the State of Michigan regarding business loss carryforwards for which we are currently litigating. That amount will favorably affect our effective income tax rate in future periods should we prevail.

On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008. However, as a result of the lower court’s decision, $750 was accrued for both tax and financial statement purposes; therefore, there is no unrecognized tax benefit related to this issue.

We had no unrecognized tax benefits as of December 31, 2008 and 2007. To the extent we have unrecognized tax benefits in the future, it will be our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

14.	Restructuring Costs

During the three months ended December 31, 2008 the Compensation Committee of the Board of Directors committed the Company to a plan to reduce organizational and overhead costs. As a result of the plan we recorded as reorganization costs, a pre-tax charge of $26,711 to provide for employee severance and benefits ($24,825), costs associated with the termination of certain office leases ($1,162) and contract cancellation and other costs ($724) associated with implementing the restructuring plan for the year ended

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008. Included in employee severance costs is $9,585 of non-cash costs which represents the accelerated recognition of restricted stock for certain employees. At December 31, 2008 the Company has $6,695 included in Accounts Payable and Accrued Expenses related to severance obligations, remaining lease payments and other costs incurred but not yet paid. See Note 20.

15.	Future Rental Revenues

Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2008 are approximately as follows:

2009	$218,253
2010	182,767
2011	142,348
2012	110,840
2013	84,749
Thereafter	391,970

Total	$1,130,927

16.	Stock Based Compensation

We maintain three stock incentive plans, (the “Stock Incentive Plans”) which are administered by our Compensation Committee of the Board of Directors. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers, certain employees, its Independent Directors and its affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock/Unit awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Consolidated Operating Partnership. As of December 31, 2008, stock options and restricted stock/Units covering 1.0 million shares were outstanding and 1.3 million shares were available under the Stock Incentive Plans. At December 31, 2008, all outstanding stock options are vested. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823
Exercised	(19,600)	$31.27	$30.38-$33.13	$230
Expired or Terminated	(6,475)	$30.85	$27.25-$33.13

Outstanding at December 31, 2007	355,901	$31.68	$25.13-$33.15	$3,669

Exercised	(6,300)	$27.58	$25.13-$31.13	$24
Expired or Terminated	(71,000)	$31.13	$31.13-$31.13

Outstanding at December 31, 2008	278,601	$31.92	$27.25-$33.15	$0

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes currently outstanding and exercisable options as of December 31, 2008:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$27.25 - $30.53	95,601	2.37	$30.03
$31.05 - $33.15	183,000	2.24	$32.90

In September 1994, the Board of Directors approved and we adopted a 401(k)/Profit Sharing Plan. Under our 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. We may make, but are not required to make, matching contributions. For the years ended December 31, 2008, 2007 and 2006, we made matching contributions of $0, $542, and $451, respectively.

For the years ended December 31, 2008, 2007 and 2006, we awarded 588,628, 442,008, and 303,142 restricted stock/Units to our employees having a fair value at grant date of $18,860, $20,882, and $11,519, respectively. We also awarded 21,945, 17,139, and 16,232 restricted stock/Units to our directors having a fair value at grant date of $603, $688, and $633, respectively. Restricted stock/Units granted to employees generally vest over a period of three years and restricted stock/Units granted to directors generally vest over a period or three to ten years. For the years ended December 31, 2008, 2007 and 2006, we recognized $25,883, $14,150, and $9,624 in restricted stock amortization related to restricted stock/Units, of which $1,519, $1,707, and $967, respectively, were capitalized in connection with development activities. At December 31, 2008, we have $16,556 in unearned compensation related to unvested restricted stock/Units. The weighted average period that the unrecognized compensation is expected to be incurred is 1.11 years. We have not awarded options to our employees or our directors during the years ended December 31, 2008, 2007 and 2006, and therefore no stock-based employee compensation expense related to options is included in net income available to unitholders.

Restricted stock/Units transactions for the years ended December 31, 2008 and 2007 are summarized as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2006	778,535	$35.49

Issued	459,147	$46.98
Vested	(272,745)	$37.74
Forfeited	(54,971)	$39.59

Outstanding at December 31, 2007	909,966	$41.88

Issued	610,573	$31.88
Vested	(733,666)	$22.97
Forfeited	(25,213)	$35.17

Outstanding at December 31, 2008	761,660	$36.00

On October 23, 2008, we granted stock appreciation rights (SARs) to our interim Chief Executive Officer that entitles him to a special cash payment equal to the appreciation in value of 75,000 shares of our common stock. The payment is to be based on the excess of the closing price of our common stock on October 22, 2009 over $7.94, the closing price on the grant date. The award fully vested during the three months ended December 31, 2008 upon his acceptance of the position.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each SAR was determined using the Black-Scholes option pricing model with the following assumptions:

December 31,
2008

Stock price	$7.55
Exercise price	$7.94
Expected dividend yield	17.6%
Expected stock volatility	133.5%
Risk-free interest rate	0.33%
Expected life (years)	0.81
Value	$2.62

During the three months ended December 31, 2008, we recognized compensation expense of $197 relating to the SARs.

17.	Derivatives

As of December 31, 2008, we have two forward starting swaps with a total notional value of $119,500, which fixed the interest rate on forecasted debt to replace the 2009 Notes which come due in June 2009 (the “Forward Starting Agreements”). We designated the Forward Starting Agreements as cash flow hedges. We anticipate that the Forward Starting Agreements will be highly effective, and, as a result, the change in value is shown in other comprehensive income. We recorded $6,881 related to the Forward Starting Agreements in mark to market loss, which is included in other comprehensive income for the year ended December 31, 2008.

As of December 31, 2008, we also have an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated this transaction as a cash flow hedge. We anticipate that the Interest Rate Swap Agreement will be highly effective, and, as a result, the change in the fair value is shown in other comprehensive income. We recorded $858 in mark to market loss, which is included in other comprehensive income for the year ended December 31, 2008.

On or after March 31, 2009, the Company’s Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter beginning March 31, 2009 at 2.375% plus the greater of i) the 30 Year U.S. Treasury rate, ii) the 10 Year U.S. Treasury rate or iii) 3-Month LIBOR. In October 2008 we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the Company’s Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. SFAS 133 does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the income statement. We recorded $3,073 in mark to market loss which is included in mark to market/loss on settlement of interest rate protection agreements for the year ended December 31, 2008.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair values, which are included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2008:

					Fair
Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Value

Forward-Starting Agreement	$59,750	4.0725%	January 2008	May 15, 2014	$(3,429)
Forward-Starting Agreement	59,750	4.0770%	January 2008	May 15, 2014	(3,452)
Interest Rate Swap Agreement	50,000	2.4150%	March 2008	April 1, 2010	(858)
Series F Agreement	50,000	5.2175%	October 2008	October 1, 2013	(3,073)

Total	$219,500			Total	$(10,812)

Additionally as of December 31, 2008, two of the Joint Ventures have interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of their total variable debt. The hedge relationships are considered highly effective and as such, we have recorded our proportionate share of the mark to market gain (loss) in other comprehensive income. In the aggregate, we recorded $1,547 in mark to market loss (net of $610 of income tax benefit) which is included in mark to market of interest rate protection agreements in other comprehensive income for the year ended December 31, 2008. In the aggregate, we recorded $650 in mark to market loss (net of $254 of income tax benefit) which is included in other comprehensive income for the year ended December 31, 2007.

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Forward Starting Agreements	$6,881	—	$6,881	—
Interest Rate Swap Agreement	$858	—	$858	—
Series F Agreement	$3,073	—	—	$3,073

The valuation of the forward starting swap agreements and the interest rate swap agreement are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of SFAS 157, we incorporated credit valuation adjustments (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the derivatives on the balance sheet and to their related changes in fair value. We believe the inputs obtained related to our CVAs are observable and therefore fall under Level 2 of the fair value hierarchy. Accordingly, the liabilities related to the Forward Starting Agreements and the Interest Rate Swap Agreement are classified as Level 2 amounts.

We utilize the same valuation technique as the forward starting swap agreement and the interest rate swap agreement, however, we consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate 5.2175% for floating rate payments based on 30-year Treasury. No market observable prices exist for long-dated Treasuries past 30 years. Therefore we have classified the Series F Agreement in its entirety as a Level 3.

Additionally for the year ended December 31, 2008, we determined that the carrying value of some of the Joint Ventures was greater than the fair value and accordingly, recorded impairment charges in accordance with APB 18 (See Note 5). The fair value of each Joint Venture was based on internal modeling techniques which included a number of subjective inputs. No observable market prices exist for the inputs used and therefore, we would classify the fair values of the Joint Ventures as Level 3.

The following table presents a reconciliation for our liabilities classified as Level 3 at December 31, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance	$—
Total unrealized losses
Losses included in earnings	3,073

Ending liability balance	$3,073

18.	Related Party Transactions

We periodically engage in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the former President and Chief Executive Officer and a former director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2008, 2007 and 2006 this relative received approximately $95, $240 and $341, respectively, in brokerage commissions or other fees for transactions with the Consolidated Operating Partnership and the Joint Ventures.

At December 31, 2008 we have a payable balance of $18,076 to wholly owned entities of the Company. At December 31, 2007 we had a payable balance of $45,901 to wholly owned entities of the Company.

19.	Commitments and Contingencies

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

We have committed to the construction of certain development projects totaling approximately 1.1 million square feet of GLA. The estimated total construction costs are approximately $53,982. Of this amount,

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $11,932 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At December 31, 2008, we had 16 letters of credit outstanding in the aggregate amount of $5,580. These letters of credit expire between January 2009 and January 2010.

Ground and Operating Lease Agreements

For the years ended December 31, 2008, 2007 and 2006, we recognized $4,072, $3,102 and $2,737 in operating and ground lease expense.

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee, as of December 31, 2008, are as follows:

2009	$3,864
2010	3,450
2011	3,014
2012	2,236
2013	2,071
Thereafter	33,472

Total	$48,107

20.	Subsequent Events

On January 21, 2009, we paid a fourth quarter 2008 distribution of $0.25 per Unit, totaling approximately $12,614.

From January 1, 2009 to February 20, 2009, the Company awarded 8,612 shares of restricted common stock to certain Directors. We issued General Partner Units to the Company in the same amount. These shares of restricted common stock had a fair value of approximately $61 on the date of grant. The restricted common stock and units vest over five years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2009 to February 20, 2009, we acquired one land parcel for a total estimated investment of approximately $208. There were no industrial properties sold during this period.

On February 25, 2009, the Board of Directors approved additional modifications to the restructuring plan consisting of further organizational and overhead cost reductions. We anticipate our total pre-tax restructuring costs to range between $32,900 and $33,500, including the $26,711 that was recorded for the year ended December 31, 2008. The additional modifications primarily consist of employee severance and benefits, office closing costs and other related costs.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (unaudited)

The following table summarizes our quarterly financial information. The first, second and third fiscal quarters of 2008 and all fiscal quarters in 2007 have been reclassified in accordance with FAS 144.

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$103,422	$118,865	$128,196	$133,695
Equity in Income (Loss) of Joint Ventures	3,302	3,268	725	(40,473)
Equity in Income of Other Real Estate Partnerships	9,099	32,064	3,051	5,545
(Loss) Income from Continuing Operations, Net of Income Tax	(16,805)	7,361	(14,525)	(80,132)
Income from Discontinued Operations, Net of Income Tax	72,112	41,609	23,890	3,559
Gain on Sale of Real Estate, Net of Income Tax	5,438	2,841	—	—

Net Income (Loss)	60,745	51,811	9,365	(76,573)
Preferred Unit Distributions	(4,857)	(4,857)	(4,857)	(4,857)

Net Income (Loss) Available to Unitholders	$55,888	$46,954	$4,508	$(81,430)

Basic and Diluted Earnings Per Unit:
(Loss) Income From Continuing Operations Available to Unitholders	$(0.33)	$0.11	$(0.39)	$(1.71)

Income From Discontinued Operations	$1.46	$0.84	$0.48	$0.07

Net Income (Loss) Available to Unitholders	$1.13	$0.95	$0.09	$(1.64)

Weighted Average Units Outstanding - Basic	49,407	49,416	49,431	49,569

Weighted Average Units Outstanding - Diluted	49,407	49,427	49,431	49,569

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$84,911	$83,769	$82,371	$90,436
Equity in Income of Joint Ventures	5,631	11,626	6,290	6,411
Equity in Income Other Real Estate Partnerships	5,520	4,374	5,275	11,080
Loss from Continuing Operations, Net of Income Tax	(15,468)	(14,563)	(16,000)	(12,214)
Income from Discontinued Operations, Net of Income Tax	53,413	55,720	54,354	63,840
Gain on Sale of Real Estate, Net of Income Tax	1,261	503	64	2,969

Net Income	39,206	41,660	38,418	54,595
Preferred Unit Distributions	(5,935)	(5,671)	(4,857)	(4,857)
Redemption of Preferred Units	—	(2,017)	—	—

Net Income Available to Unitholders	$33,271	$33,972	$33,561	$49,738

Basic and Diluted Earnings Per Unit:
Loss From Continuing Operations Available to Unitholders	$(0.40)	$(0.43)	$(0.41)	$(0.28)

Income From Discontinued Operations	$1.05	$1.09	$1.07	$1.28

Net Income Available to Unitholders	$0.65	$0.67	$0.66	$1.00

Weighted Average Units Outstanding	50,966	50,985	50,735	49,715

22.	Pro Forma Financial Information (unaudited)

The following Pro Forma Condensed Statements of Operations for the years ended December 31, 2008 and 2007 (the “Pro Forma Statements”) are presented as if the acquisition of 18 operating industrial properties between January 1, 2008 and December 31, 2008 had occurred at the beginning of each year. The Pro Forma Statements do not include acquisitions between January 1, 2008 and December 31, 2008 for industrial properties that were vacant upon purchase, were leased back to the sellers upon purchase or were subsequently sold before December 31, 2008. The Pro Forma Condensed Statements of Operations include all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2008 as of January 1, 2008 and 2007.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pro Forma Statements are not necessarily indicative of what our results of operations would have been for the years ended December 31, 2008 and 2007, nor do they purport to present our future results of operations.

Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Pro Forma Revenues	$489,014	$358,036
Pro Forma Loss from Continuing Operations Available to Unitholders, Net of Income Taxes	$(113,050)	$(60,423)
Pro Forma Net Income Available to Unitholders	$28,120	$166,904
Per Unit Data:
Pro Forma Basic and Diluted Earnings Per Unit Data:
Loss from Continuing Operations Available to Unitholders	$(2.29)	$(1.19)

Net Income Available to Unitholders	$0.57	$3.30

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

FIRST INDUSTRIAL, LP.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

Atlanta

1650 GA Highway 155	McDonough, GA		788	4,544	356	788	4,900	5,688	1,714	1994	(l	)

1665 Dogwood Drive	Conyers, GA		635	3,662	317	635	3,979	4,614	1,377	1994	(l	)

1715 Dogwood Drive	Conyers, GA		288	1,675	1,785	288	3,460	3,748	785	1994	(l	)

11235 Harland Drive	Covington, GA		125	739	163	125	902	1,027	293	1994	(l	)

4051 Southmeadow Parkway	Atlanta, GA		726	4,130	857	726	4,987	5,713	1,637	1994	(l	)

4071 Southmeadow Parkway	Atlanta, GA		750	4,460	1,308	828	5,690	6,518	1,973	1994	(l	)

4081 Southmeadow Parkway	Atlanta, GA		1,012	5,918	1,726	1,157	7,499	8,656	2,553	1994	(l	)

370 Great Southwest Parkway(d)	Atlanta, GA		527	2,984	650	546	3,615	4,161	1,187	1996	(l	)

955 Cobb Place	Kennesaw, GA		780	4,420	684	804	5,080	5,884	1,497	1997	(l	)

1256 Oakbrook Drive	Norcross, GA		336	1,907	335	339	2,239	2,578	510	2001	(l	)

1265 Oakbrook Drive	Norcross, GA		307	1,742	637	309	2,377	2,686	544	2001	(l	)

1280 Oakbrook Drive	Norcross, GA		281	1,592	311	283	1,901	2,184	403	2001	(l	)

1300 Oakbrook Drive	Norcross, GA		420	2,381	236	423	2,614	3,037	467	2001	(l	)

1325 Oakbrook Drive	Norcross, GA		332	1,879	335	334	2,212	2,546	488	2001	(l	)

1351 Oakbrook Drive	Norcross, GA		370	2,099	386	373	2,482	2,855	471	2001	(l	)

1346 Oakbrook Drive	Norcross, GA		740	4,192	703	744	4,891	5,635	877	2001	(l	)

1412 Oakbrook Drive	Norcross, GA		313	1,776	256	315	2,030	2,345	412	2001	(l	)

Greenwood Industrrial Park	McDonough, GA		1,550	—	7,485	1,550	7,485	9,035	818	2004	(l	)

3060 South Park Blvd	Ellenwood, GA		1,600	12,464	891	1,603	13,352	14,955	2,171	2003	(l	)

46 Kent Drive	Cartersville, GA		794	2,476	(218)	798	2,254	3,052	303	2005	(l	)

100 Dorris Williams Industrial -King	Atlanta, GA	(m)	401	3,754	42	406	3,791	4,197	776	2005	(l	)

605 Stonehill Diver	Atlanta, GA		485	1,979	27	490	2,001	2,491	761	2005	(l	)

6514 Warren Drive	Norcross, GA		510	1,250	(104)	513	1,143	1,656	142	2005	(l	)

6544 Warren Drive	Norcross, GA		711	2,310	65	715	2,371	3,086	370	2005	(l	)

720 Industrial Boulevard	Dublin, GA		250	2,632	40	255	2,667	2,922	1,057	2005	(l	)

5356 East Ponce DeLeon	One Mountain, GA		604	3,888	(55)	610	3,827	4,437	748	2005	(l	)

5390 East Ponce DeLeon	One Mountain, GA		397	1,791	(5)	402	1,781	2,183	283	2005	(l	)

1755 Enterprise Drive	Buford, GA		712	2,118	53	716	2,167	2,883	277	2006	(l	)

4555 Atwater Court	Buford, GA		881	3,550	558	885	4,104	4,989	508	2006	(l	)

80 Liberty Industrial Parkway	McDonough, GA		756	3,695	212	763	3,900	4,663	306	2007	(l	)

596 Bonnie Valentine Way	Pendergrass, GA		2,580	21,730	1,203	2,594	22,919	25,513	786	2007	(l	)

11415 Old Roswell Road	Alpharetta, GA		2,403	1,912	90	2,427	1,978	4,405	39	2008	(l	)

195 & 197 Collins Boulevard	Athens, GA		1,410	5,344	65	1,426	5,393	6,819	1,994	2005	(l	)

Baltimore

1820 Portal	Baltimore, MD		884	4,891	454	899	5,330	6,229	1,418	1998	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

9700 Martin Luther King Hwy	Lanham, MD		700	1,920	555	700	2,475	3,175	646	2003	(l	)

9730 Martin Luther King Hwy	Lanham, MD		500	955	508	500	1,463	1,963	388	2003	(l	)

4621 Boston Way	Lanham, MD		1,100	3,070	601	1,100	3,671	4,771	780	2003	(l	)

4720 Boston Way	Lanham, MD		1,200	2,174	541	1,200	2,715	3,915	695	2003	(l	)

2250 Randolph Drive	Dulles, VA		3,200	8,187	36	3,208	8,215	11,423	1,234	2004	(l	)

22630 Dulles Summit Court	Dulles, VA		2,200	9,346	131	2,206	9,471	11,677	1,446	2004	(l	)

4201 Forbes Boulevard	Lanham, MD		356	1,823	417	375	2,221	2,596	460	2005	(l	)

4370-4383 Lottsford Vista Road	Lanham, MD		279	1,358	171	296	1,512	1,808	227	2005	(l	)

4400 Lottsford Vista Road	Lanham, MD		351	1,955	160	372	2,094	2,466	276	2005	(l	)

4420 Lottsford Vista Road	Lanham, MD		539	2,196	241	568	2,408	2,976	372	2005	(l	)

11204 McCormick Road	Hunt Valley, MD		1,017	3,132	104	1,038	3,215	4,253	506	2005	(l	)

11110 Pepper Road	Hunt Valley, MD		918	2,529	271	938	2,780	3,718	445	2005	(l	)

11100 Gilroy Road	Hunt Valley, MD		901	1,455	57	919	1,494	2,413	305	2005	(l	)

336 Clubhouse	Hunt Valley, MD		982	3,158	544	1,004	3,680	4,684	726	2005	(l	)

10709 Gilroy Road	Hunt Valley, MD		913	2,705	46	913	2,751	3,664	556	2005	(l	)

7120-7132 Ambassador Road	Hunt Valley, MD		829	1,329	253	847	1,564	2,411	333	2005	(l	)

7142 Ambassador Road	Hunt Valley, MD		924	2,876	415	942	3,273	4,215	345	2005	(l	)

7144-7160 Ambassador Road	Hunt Valley, MD		979	1,672	145	1,000	1,796	2,796	450	2005	(l	)

7200 Rutherford	Hunt Valley, MD		1,032	2,150	165	1,054	2,293	3,347	470	2005	(l	)

2700 Lord Baltimore	Hunt Valley, MD		875	1,826	275	897	2,079	2,976	520	2005	(l	)

9800 Martin Luther King Hwy	Lanham, MD		1,200	2,457	281	1,200	2,738	3,938	554	2003	(l	)

Baltimore Crossroads

@95	Baltimore, MD		2,640	270	13,041	2,823	13,128	15,951	558	2007	(l	)

Central Pennsylvania

16522 Hunters Green Parkway	Hagerstown, MD	(n)	1,390	13,104	3,903	1,863	16,534	18,397	2,311	2003	(l	)

Golden Eagle Business Center	Harrisburg, PA		585	3,176	161	601	3,321	3,922	444	2005	(l	)

320 Museum Road	Washington, PA		201	1,819	57	208	1,869	2,077	347	2005	(l	)

Chicago

3600 West Pratt Avenue	Lincolnwood, IL		1,050	5,767	1,205	1,050	6,972	8,022	2,485	1994	(l	)

6750 South Sayre Avenue	Bedford Park, IL		224	1,309	642	224	1,951	2,175	695	1994	(l	)

585 Slawin Court	Mount Prospect, IL		611	3,505	2,055	615	5,556	6,171	1,568	1994	(l	)

2300 Windsor Court	Addison, IL		688	3,943	1,023	696	4,958	5,654	1,745	1994	(l	)

3505 Thayer Court	Aurora, IL		430	2,472	90	430	2,562	2,992	909	1994	(l	)

305-311 Era Drive	Northbrook, IL		200	1,154	145	205	1,294	1,499	462	1994	(l	)

12241 Melrose Street	Franklin Park, IL		332	1,931	1,334	469	3,128	3,597	1,024	1995	(l	)

11939 S Central Avenue	Alsip, IL		1,208	6,843	3,477	1,305	10,223	11,528	2,555	1997	(l	)

405 East Shawmut	LaGrange, IL		368	2,083	507	388	2,570	2,958	664	1997	(l	)

1010-50 Sesame Street	Bensenville, IL		979	5,546	2,673	1,048	8,150	9,198	1,913	1997	(l	)

7501 S. Pulaski	Chicago, IL		318	2,038	1,516	318	3,554	3,872	800	1997	(l	)

2120-24 Roberts	Broadview, IL		220	1,248	491	231	1,728	1,959	606	1998	(l	)

800 Business Center Drive	Mount Prospect, IL		631	3,493	237	666	3,695	4,361	745	2000	(l	)

580 Slawin Court	Mount Prospect, IL		233	1,292	317	254	1,588	1,842	293	2000	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

1150 Feehanville Drive	Mount Prospect, IL		260	1,437	131	273	1,555	1,828	334	2000	(l	)

19W661 101st Street	Lemont, IL		1,200	6,643	2,300	1,220	8,923	10,143	2,143	2001	(l	)

175 Wall Street	Glendale Heights, IL		427	2,363	163	433	2,520	2,953	447	2002	(l	)

800-820 Thorndale Avenue	Bensenville, IL		751	4,159	1,638	761	5,787	6,548	961	2002	(l	)

1661 Feehanville Drive	Mount Prospect, IL		985	5,455	2,061	1,044	7,457	8,501	1,718	2004	(l	)

1850 Touhy & 1158-60 McCage Ave	Elk Grove Village, IL		1,500	4,842	164	1,514	4,992	6,506	1,009	2004	(l	)

1088-1130 Thorndale Avenue	Bensenville, IL		2,103	3,674	129	2,108	3,798	5,906	652	2005	(l	)

855-891 Busse(Route 83)	Bensenville, IL		1,597	2,767	(42)	1,601	2,721	4,322	495	2005	(l	)

1060-1074 W. Thorndale Ave	Bensenville, IL		1,704	2,108	179	1,709	2,282	3,991	461	2005	(l	)

400 Crossroads Parkway	Bolingbrook, IL		1,178	9,453	850	1,181	10,300	11,481	1,603	2005	(l	)

7609 West Industrial Drive	Forest Park, IL		1,207	2,343	207	1,213	2,544	3,757	503	2005	(l	)

7801 West Industrial Drive	Forest Park, IL		1,215	3,020	19	1,220	3,034	4,254	600	2005	(l	)

1111 Davis Road	Elgin, IL		998	1,859	833	1,046	2,644	3,690	706	2006	(l	)

2900 W 166th St	Markham, IL		1,132	4,293	269	1,134	4,560	5,694	541	2007	(l	)

555 W Algonquin Rd	Arlington Heights, IL		574	741	2,053	579	2,789	3,368	167	2007	(l	)

7000 W 60th Street	Chicago, IL		609	932	106	667	980	1,647	161	2007	(l	)

9501 Nevada	Franklin Park, IL		2721	5630	500	2,737	6,114	8,851	319	2008	(l	)

1501 Oakton Street	Elk Grove Village, IL		3369	6121	69	3,412	6,147	9,559	267	2008	(l	)

16500 W 103rd Street	Woodridge, IL		744	2458	101	760	2,544	3,304	85	2008	(l	)

251 Airport Road	Aurora, IL		983	—	6,681	983	6,681	7,664	1,017	2002	(l	)

725 Kimberly Drive	Carol Stream, IL		793	1,395	38	801	1,425	2,226	231	2005	(l	)

17001 S. Vincennes	Thornton, IL		497	504	103	513	591	1,104	176	2005	(l	)

Rust-Oleum BTS	Kenosha, WI		4,100	—	18,418	3,212	19,306	22,518	76	2008	(l	)

Cincinnati

9900-9970 Princeton	Cincinnati, OH		545	3,088	1,887	566	4,954	5,520	1,676	1996	(l	)

2940 Highland Avenue	Cincinnati, OH		1,717	9,730	1,794	1,772	11,469	13,241	3,559	1996	(l	)

4700-4750 Creek Road	Blue Ash, OH		1,080	6,118	1,044	1,109	7,133	8,242	2,158	1996	(l	)

901 Pleasant Valley Drive	Springboro, OH		304	1,721	333	316	2,042	2,358	560	1998	(l	)

4436 Muhlhauser Road	Hamilton, OH		630	—	5,264	630	5,264	5,894	1,035	2002	(l	)

4438 Muhlhauser Road	Hamilton, OH		779	—	6,795	779	6,795	7,574	1,227	2002	(l	)

9525 Glades Drive	West Chester, OH		347	1,323	87	355	1,402	1,757	145	2007	(l	)

9776-9876 Windisch Road	West Chester, OH		392	1,744	20	394	1,762	2,156	123	2007	(l	)

9810-9822 Windisch Road	West Chester, OH		395	2,541	64	397	2,603	3,000	134	2007	(l	)

9842-9862 Windisch Road	West Chester, OH		506	3,148	106	508	3,252	3,760	236	2007	(l	)

9872-9898 Windisch Road	West Chester, OH		546	3,039	47	548	3,084	3,632	170	2007	(l	)

9902-9922 Windisch Road	West Chester, OH		623	4,003	92	627	4,091	4,718	291	2007	(l	)

420 Wars Corner Road	Loveland, OH		600	1,083	1,023	606	2,100	2,706	620	2003	(l	)

422 Wards Corner Road	Loveland, OH		600	1,811	395	605	2,201	2,806	758	2003	(l	)

4663 Dues Drive	West Chester, OH		858	2,273	1,183	875	3,439	4,314	1,213	2005	(l	)

8181 Darrow Road	Twinsburg, OH		2478	6,791	78	2,496	6,852	9,348	248	2008	(l	)

Cleveland

30311 Emerald Valley Parkway	Glenwillow, OH		681	11,838	1,084	691	12,912	13,603	1,227	2006	(l	)

30333 Emerald Valley Parkway	Glenwillow, OH		466	5,447	103	475	5,541	6,016	600	2006	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

7800 Cochran Road	Glenwillow, OH		972	7,033	146	991	7,160	8,151	769	2006	(l	)

7900 Cochran Road	Glenwillow, OH		775	6,244	136	792	6,363	7,155	650	2006	(l	)

7905 Cochran Road	Glenwillow, OH		920	6,174	100	945	6,249	7,194	624	2006	(l	)

30600 Carter Street	Solon, OH		989	3,042	408	1,022	3,417	4,439	908	2006	(l	)

Columbus

3800 Lockbourne Industrial Pkwy	Columbus, OH		1,045	6,421	707	1,045	7,128	8,173	2,106	1996	(l	)

3880 Groveport Road	Columbus, OH		1,955	12,154	675	1,955	12,829	14,784	4,156	1996	(l	)

1819 North Walcutt Road	Columbus, OH		637	4,590	(140)	634	4,453	5,087	1,408	1997	(l	)

4300 Cemetary Road	Hillard, OH		764	620	—	764	620	1,384	41	1997	(l	)

4115 Leap Road(d)	Hillard, OH		756	4,297	1,471	756	5,768	6,524	1,427	1998	(l	)

3300 Lockbourne	Columbus, OH		708	3,920	1,258	710	5,176	5,886	1,299	1998	(l	)

1076 Pittsburgh Drive	Delaware, OH	(o)	2,265	4,733	62	2,273	4,787	7,060	888	2005	(l	)

6150 Huntley Road	Columbus, OH		920	4,810	8	925	4,813	5,738	564	2005	(l	)

4600 S. Hamilton Road	Groveport, OH		681	5,941	(142)	688	5,792	6,480	496	2006	(l	)

2200 Spiegel	Groveport, OH		780	3,205	308	793	3,500	4,293	208	2007	(l	)

4311 Janitrol Road	Columbus, OH		662	4,332	829	675	5,148	5,823	411	2007	(l	)

Dallas/Fort Worth

2406-2416 Walnut Ridge	Dallas, TX		178	1,006	483	172	1,495	1,667	322	1997	(l	)

2401-2419 Walnut Ridge	Dallas, TX		148	839	239	142	1,084	1,226	278	1997	(l	)

900-906 Great Southwest Pkwy	Arlington, TX		237	1,342	596	270	1,905	2,175	598	1997	(l	)

3000 West Commerce	Dallas, TX		456	2,584	526	469	3,097	3,566	837	1997	(l	)

3030 Hansboro	Dallas, TX		266	1,510	529	276	2,029	2,305	500	1997	(l	)

405-407 113th	Arlington, TX		181	1,026	429	185	1,451	1,636	334	1997	(l	)

816 111th Street	Arlington, TX		251	1,421	169	258	1,583	1,841	491	1997	(l	)

7341 Dogwood Park	Richland Hills, TX		79	435	82	84	512	596	145	1998	(l	)

7427 Dogwood Park	Richland Hills, TX		96	532	572	102	1,098	1,200	326	1998	(l	)

7348-54 Tower Street	Richland Hills, TX		88	489	283	94	766	860	216	1998	(l	)

7339-41 Tower Street	Richland Hills, TX		98	541	188	104	723	827	179	1998	(l	)

7437-45 Tower Street	Richland Hills, TX		102	563	85	108	642	750	163	1998	(l	)

7331-59 Airport Freeway	Richland Hills, TX		354	1,958	395	372	2,335	2,707	609	1998	(l	)

7338-60 Dogwood Park	Richland Hills, TX		106	587	127	112	708	820	171	1998	(l	)

7450-70 Dogwood Park	Richland Hills, TX		106	584	127	112	705	817	173	1998	(l	)

7423-49 Airport Freeway	Richland Hills, TX		293	1,621	360	308	1,966	2,274	506	1998	(l	)

7400 Whitehall Street	Richland Hills, TX		109	603	91	115	688	803	193	1998	(l	)

1602-1654 Terre Colony	Dallas, TX		458	2,596	765	468	3,351	3,819	640	2000	(l	)

3330 Duncanville Road	Dallas, TX		197	1,114	68	199	1,180	1,379	247	2000	(l	)

2351-2355 Merritt Drive	Garland, TX		101	574	112	103	684	787	140	2000	(l	)

701-735 North Plano Road	Richardson, TX		696	3,944	217	705	4,152	4,857	891	2000	(l	)

2220 Merritt Drive	Garland, TX		352	1,993	779	356	2,768	3,124	627	2000	(l	)

2010 Merritt Drive	Garland, TX		350	1,981	598	357	2,572	2,929	608	2000	(l	)

2363 Merritt Drive	Garland, TX		73	412	170	74	581	655	102	2000	(l	)

2447 Merritt Drive	Garland, TX		70	395	77	71	471	542	95	2000	(l	)

2465-2475 Merritt Drive	Garland, TX		91	514	145	92	658	750	125	2000	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

2485-2505 Merritt Drive	Garland, TX		431	2,440	562	436	2,997	3,433	587	2000	(l	)

2081 Hutton Drive(e)	Carrolton, TX		448	2,540	438	453	2,973	3,426	570	2001	(l	)

2110 Hutton Drive	Carrolton, TX		374	2,117	437	377	2,551	2,928	586	2001	(l	)

2025 McKenzie Drive	Carrolton, TX		437	2,478	351	442	2,824	3,266	557	2001	(l	)

2019 McKenzie Drive	Carrolton, TX		502	2,843	519	507	3,357	3,864	726	2001	(l	)

1420 Valwood Parkway — Bldg 1(d)	Carrolton, TX		460	2,608	717	466	3,319	3,785	636	2001	(l	)

1620 Valwood Parkway(e)	Carrolton, TX		1,089	6,173	1,266	1,100	7,428	8,528	1,396	2001	(l	)

1505 Luna Road — Bldg II	Carrolton, TX		167	948	70	169	1,016	1,185	202	2001	(l	)

1625 West Crosby Road	Carrolton, TX		617	3,498	459	631	3,943	4,574	824	2001	(l	)

2029-2035 McKenzie Drive	Carrolton, TX		306	1,870	699	306	2,569	2,875	790	2001	(l	)

1840 Hutton Drive(d)	Carrolton, TX		811	4,597	757	819	5,346	6,165	1,040	2001	(l	)

1420 Valwood Pkwy — Bldg II	Carrolton, TX		373	2,116	376	377	2,488	2,865	526	2001	(l	)

2015 McKenzie Drive	Carrolton, TX		510	2,891	415	516	3,300	3,816	659	2001	(l	)

2009 McKenzie Drive	Carrolton, TX		476	2,699	386	481	3,080	3,561	640	2001	(l	)

1505 Luna Road — Bldg I	Carrolton, TX		521	2,953	476	529	3,421	3,950	773	2001	(l	)

900-1100 Avenue S	Grand Prairie, TX		623	3,528	1,307	629	4,829	5,458	646	2002	(l	)

Plano Crossing(f)	Plano, TX		1,961	11,112	616	1,981	11,708	13,689	1,914	2002	(l	)

7413A-C Dogwood Park	Richland Hills, TX		110	623	125	111	747	858	115	2002	(l	)

7450 Tower Street	Richland Hills, TX		36	204	191	36	395	431	106	2002	(l	)

7436 Tower Street	Richland Hills, TX		57	324	162	58	485	543	118	2002	(l	)

7426 Tower Street	Richland Hills, TX		76	429	146	76	575	651	103	2002	(l	)

7427-7429 Tower Street	Richland Hills, TX		75	427	20	76	446	522	69	2002	(l	)

2840-2842 Handley Ederville Rd	Richland Hills, TX		112	635	71	113	705	818	124	2002	(l	)

7451-7477 Airport Freeway	Richland Hills, TX		256	1,453	218	259	1,668	1,927	315	2002	(l	)

7415 Whitehall Street	Richland Hills, TX		372	2,107	218	375	2,322	2,697	413	2002	(l	)

7450 Whitehall Street	Richland Hills, TX		104	591	110	105	700	805	103	2002	(l	)

300 Wesley Way	Richland Hills, TX		208	1,181	18	211	1,196	1,407	187	2002	(l	)

825-827 Avenue H(d)	Arlington, TX		600	3,006	248	604	3,250	3,854	670	2004	(l	)

1013-31 Avenue M	Grand Prairie, TX		300	1,504	83	302	1,585	1,887	332	2004	(l	)

1172-84 113th Street(d)	Grand Prairie, TX		700	3,509	156	704	3,661	4,365	670	2004	(l	)

1200-16 Avenue H(d)	Arlington, TX		600	2,846	92	604	2,934	3,538	588	2004	(l	)

1322-66 N. Carrier Parkway(e)	Grand Prairie, TX		1,000	5,012	163	1,006	5,169	6,175	929	2004	(l	)

2401-2407 Centennial Dr.	Arlington, TX		600	2,534	209	604	2,739	3,343	564	2004	(l	)

3111 West Commerce Street	Dallas, TX		1,000	3,364	63	1,011	3,416	4,427	692	2004	(l	)

9150 West Royal Lane	Irving, TX		818	3,767	278	820	4,043	4,863	617	2005	(l	)

13800 Senlac Drive	Farmers Ranch, TX		823	4,042	12	825	4,052	4,877	781	2005	(l	)

801-831 S. Great Southwest Pkwy(g)	Grand Prairie, TX		2,581	16,556	635	2,586	17,186	19,772	4,454	2005	(l	)

801-842 Heinz Way	Grand Prairie, TX		599	3,327	142	601	3,467	4,068	612	2005	(l	)

901-937 Heinz Way	Grand Prairie, TX		493	2,758	(14)	481	2,756	3,237	537	2005	(l	)

2900 Avenue E	Arlington, TX		296	—	2,054	296	2,054	2,350	194	2005	(l	)

7451 Dogwood Park	Richland Hills, TX		133	753	25	134	777	911	129	2002	(l	)

2104 Hutton Drive	Carrolton, TX		246	1,393	149	249	1,539	1,788	296	2001	(l	)

3301 Century Circle	Irving, TX		760	3,856	(16)	771	3,829	4,600	203	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

202-210 N Great Southwest Prkwy	Grand Prairie, TX		870	2,754	75	892	2,807	3,699	165	2008	(l	)

3730 Wheeler Avenue	Fort Smith, AR		720	2,800	28	726	2,822	3,548	244	2006	(l	)

First Garland District Center 2	Garland, TX		1,912	—	14,459	1,947	14,424	16,371	337	2008	(l	)

Denver

4785 Elati	Denver, CO		173	981	89	175	1,068	1,243	312	1997	(l	)

4770 Fox Street	Denver, CO		132	750	74	134	822	956	229	1997	(l	)

3871 Revere	Denver, CO		361	2,047	620	368	2,660	3,028	828	1997	(l	)

4570 Ivy Street	Denver, CO		219	1,239	171	220	1,409	1,629	418	1997	(l	)

5855 Stapleton Drive North	Denver, CO		288	1,630	228	290	1,856	2,146	544	1997	(l	)

5885 Stapleton Drive North	Denver, CO		376	2,129	279	380	2,404	2,784	670	1997	(l	)

5977-5995 North Broadway	Denver, CO		268	1,518	374	271	1,889	2,160	533	1997	(l	)

2952-5978 North Broadway	Denver, CO		414	2,346	831	422	3,169	3,591	923	1997	(l	)

4721 Ironton Street	Denver, CO		232	1,313	710	236	2,019	2,255	765	1997	(l	)

445 Bryant Street	Denver, CO		1,829	10,219	1,870	1,829	12,089	13,918	3,315	1998	(l	)

East 47th Drive — A	Denver, CO		441	2,689	(31)	441	2,658	3,099	782	1997	(l	)

9500 West 49th Street — A	Wheatridge, CO		283	1,625	243	287	1,864	2,151	737	1997	(l	)

9500 West 49th Street — B	Wheatridge, CO		225	1,272	108	227	1,378	1,605	390	1997	(l	)

9500 West 49th Street — C	Wheatridge, CO		600	3,409	100	601	3,508	4,109	1,022	1997	(l	)

9500 West 49th Street — D	Wheatridge, CO		246	1,537	115	247	1,651	1,898	474	1997	(l	)

451-591 East 124th Avenue	Littleton, CO		383	2,145	815	383	2,960	3,343	1,172	1997	(l	)

608 Garrison Street	Lakewood, CO		265	1,501	376	269	1,873	2,142	548	1997	(l	)

610 Garrison Street	Lakewood, CO		264	1,494	350	268	1,840	2,108	529	1997	(l	)

15000 West 6th Avenue	Golden, CO		913	5,174	1,096	918	6,265	7,183	2,013	1997	(l	)

14998 West 6th Avenue Bldg E	Golden, CO		565	3,199	239	570	3,433	4,003	984	1997	(l	)

14998 West 6th Avenue Bldg F	Englewood, CO		269	1,525	31	273	1,552	1,825	435	1997	(l	)

12503 East Euclid Drive	Denver, CO		1,208	6,905	947	1,208	7,852	9,060	2,388	1997	(l	)

6547 South Racine Circle	Denver, CO		739	4,241	406	739	4,647	5,386	1,322	1997	(l	)

1600 South Abilene	Aurora, CO		465	2,633	67	467	2,698	3,165	763	1997	(l	)

1620 South Abilene	Aurora, CO		268	1,520	70	270	1,588	1,858	447	1997	(l	)

1640 South Abilene	Aurora, CO		368	2,085	104	382	2,175	2,557	611	1997	(l	)

13900 East Florida Ave	Aurora, CO		189	1,071	115	190	1,185	1,375	340	1997	(l	)

11701 East 53rd Avenue	Denver, CO		416	2,355	193	422	2,542	2,964	751	1997	(l	)

5401 Oswego Street	Denver, CO		273	1,547	428	278	1,970	2,248	695	1997	(l	)

3811 Joilet	Denver, CO		735	4,166	448	752	4,597	5,349	1,212	1998	(l	)

14818 West 6th Avenue Bldg A	Golden, CO		468	2,799	391	468	3,190	3,658	910	1997	(l	)

14828 West 6th Avenue Bldg B	Golden, CO		503	2,942	379	503	3,321	3,824	1,053	1997	(l	)

12055 E 49th Ave/4955 Peoria	Denver, CO		298	1,688	499	305	2,180	2,485	669	1998	(l	)

4940-4950 Paris	Denver, CO		152	861	184	156	1,041	1,197	270	1998	(l	)

4970 Paris	Denver, CO		95	537	121	97	656	753	168	1998	(l	)

7367 South Revere Parkway	Englewood, CO		926	5,124	755	934	5,871	6,805	1,554	1998	(l	)

8200 East Park Meadows Drive(d)	Lone Tree, CO		1,297	7,348	976	1,304	8,317	9,621	1,851	2000	(l	)

3250 Quentin(d)	Aurora, CO		1,220	6,911	457	1,230	7,358	8,588	1,538	2000	(l	)

8835 W. 116th Street	Broomfield, CO		1,151	6,523	975	1,304	7,345	8,649	1,145	2003	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

18150 E. 32nd Street	Aurora, CO		563	3,188	803	572	3,982	4,554	1,003	2004	(l	)

8820 W. 116th Street	Broomfield, CO		338	1,918	282	372	2,166	2,538	321	2003	(l	)

7005 East 46th Avenue	Denver, CO		512	2,025	19	517	2,039	2,556	254	2005	(l	)

Hilltop Business Center I — Bldg. B	Littleton, CO		739	—	3,536	781	3,494	4,275	852	2000	(l	)

Jeffco Business Center A	Broomfield, CO		312	—	1,404	370	1,346	1,716	243	2001	(l	)

Park Centre A	Westminister, CO		441	—	4,489	441	4,489	4,930	1,396	2000	(l	)

Park Centre B	Westminister, CO		374	—	3,156	374	3,156	3,530	684	2000	(l	)

Park Centre C	Westminister, CO		374	—	2,924	374	2,924	3,298	670	2000	(l	)

Park Centre D	Westminister, CO		441	—	3,839	441	3,839	4,280	955	2001	(l	)

4001 Salazar Way	Frederick, CO		1,271	6,508	26	1,276	6,529	7,805	755	2006	(l	)

1690 S. Abilene	Aurora, CO		406	2,814	83	411	2,892	3,303	372	2006	(l	)

9586 Interstate 25 East Frontage	Longmont, CO		898	5,038	12	967	4,981	5,948	643	2005	(l	)

555 Corporate Circle	Golden, CO		397	2,673	(51)	448	2,571	3,019	280	2006	(l	)

Detroit

238 Executive Drive	Troy, MI		52	173	494	100	619	719	553	1994	(l	)

301 Executive Drive	Troy, MI		71	293	731	133	962	1,095	880	1994	(l	)

449 Executive Drive	Troy, MI		125	425	1,030	218	1,362	1,580	1,217	1994	(l	)

501 Executive Drive	Troy, MI		71	236	678	129	856	985	570	1994	(l	)

451 Robbins Drive	Troy, MI		96	448	874	192	1,226	1,418	1,089	1994	(l	)

1095 Crooks Road	Troy, MI		331	1,017	2,225	360	3,213	3,573	1,531	1994	(l	)

1416 Meijer Drive	Troy, MI		94	394	520	121	887	1,008	624	1994	(l	)

1624 Meijer Drive	Troy, MI		236	1,406	940	373	2,209	2,582	1,566	1994	(l	)

1972 Meijer Drive	Troy, MI		315	1,301	738	372	1,982	2,354	1,334	1994	(l	)

1621 Northwood Drive	Troy, MI		85	351	1,028	215	1,249	1,464	1,140	1994	(l	)

1707 Northwood Drive	Troy, MI		95	262	1,383	239	1,501	1,740	1,042	1994	(l	)

1788 Northwood Drive	Troy, MI		50	196	546	103	689	792	605	1994	(l	)

1821 Northwood Drive	Troy, MI		132	523	757	220	1,192	1,412	1,161	1994	(l	)

1826 Northwood Drive	Troy, MI		55	208	484	103	644	747	551	1994	(l	)

1864 Northwood Drive	Troy, MI		57	190	437	107	577	684	572	1994	(l	)

2277 Elliott Avenue	Troy, MI		48	188	503	104	635	739	579	1994	(l	)

2451 Elliott Avenue	Troy, MI		78	319	779	164	1,012	1,176	910	1994	(l	)

2730 Research Drive	Rochester Hills, MI		903	4,215	1,402	903	5,617	6,520	3,200	1994	(l	)

2791 Research Drive	Rochester Hills, MI		557	2,731	719	560	3,447	4,007	1,980	1994	(l	)

2871 Research Drive	Rochester Hills, MI		324	1,487	651	327	2,135	2,462	1,158	1994	(l	)

3011 Research Drive	Rochester Hills, MI		457	2,104	406	457	2,510	2,967	1,625	1994	(l	)

2870 Technology Drive	Rochester Hills, MI		275	1,262	283	279	1,541	1,820	984	1994	(l	)

2900 Technology Drive	Rochester Hills, MI		214	977	536	219	1,508	1,727	863	1994	(l	)

2930 Technology Drive	Rochester Hills, MI		131	594	379	138	966	1,104	519	1994	(l	)

2950 Technology Drive	Rochester Hills, MI		178	819	374	185	1,186	1,371	648	1994	(l	)

23014 Commerce Drive	Farmington Hills, MI		39	203	178	56	364	420	241	1994	(l	)

23028 Commerce Drive	Farmington Hills,1 MI		98	507	278	125	758	883	520	1994	(l	)

23035 Commerce Drive	Farmington Hills, MI		71	355	263	93	596	689	435	1994	(l	)

23042 Commerce Drive	Farmintgon Hills, MI		67	277	310	89	565	654	410	1994	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

23065 Commerce Drive	Farmington Hills, MI		71	408	207	93	593	686	402	1994	(l	)

23070 Commerce Drive	Farmington Hills, MI		112	442	346	125	775	900	541	1994	(l	)

23079 Commerce Drive	Farmington Hills, MI		68	301	216	79	506	585	347	1994	(l	)

23093 Commerce Drive	Farmington Hills, MI		211	1,024	844	295	1,784	2,079	1,295	1994	(l	)

23135 Commerce Drive	Farmington Hills, MI		146	701	344	158	1,033	1,191	617	1994	(l	)

23163 Commerce Drive	Farmington Hills, MI		111	513	342	138	828	966	520	1994	(l	)

23177 Commerce Drive	Farmington Hills, MI		175	1,007	596	254	1,524	1,778	977	1994	(l	)

23206 Commerce Drive	Farmington Hills, MI		125	531	349	137	868	1,005	587	1994	(l	)

23370 Commerce Drive	Farmington Hills, MI		59	233	174	66	400	466	315	1994	(l	)

32450 N Avis Drive	Madison Heights, MI		281	1,590	193	286	1,778	2,064	559	1996	(l	)

12707 Eckles Road	Plymouth Township, MI		255	1,445	235	267	1,668	1,935	484	1996	(l	)

9300-9328 Harrison Rd	Romulus, MI		147	834	404	154	1,231	1,385	332	1996	(l	)

9330-9358 Harrison Rd	Romulus, MI		81	456	277	85	729	814	214	1996	(l	)

28420-28448 Highland Rd	Romulus, MI		143	809	172	149	975	1,124	327	1996	(l	)

28450-28478 Highland Rd	Romulus, MI		81	461	258	85	715	800	198	1996	(l	)

28421-28449 Highland Rd	Romulus, MI		109	617	404	114	1,016	1,130	285	1996	(l	)

28451-28479 Highland Rd	Romulus, MI		107	608	322	112	925	1,037	271	1996	(l	)

28825-28909 Highland Rd	Romulus, MI		70	395	314	73	706	779	215	1996	(l	)

28933-29017 Highland Rd	Romulus, MI		112	634	322	117	951	1,068	283	1996	(l	)

28824-28908 Highland Rd	Romulus, MI		134	760	221	140	975	1,115	295	1996	(l	)

28932-29016 Highland Rd	Romulus, MI		123	694	311	128	1,000	1,128	346	1996	(l	)

9710-9734 Harrison Rd	Romulus, MI		125	706	95	130	796	926	239	1996	(l	)

9740-9772 Harrison Rd	Romulus, MI		132	749	235	138	978	1,116	292	1996	(l	)

9840-9868 Harrison Rd	Romulus, MI		144	815	169	151	977	1,128	296	1996	(l	)

9800-9824 Harrison Rd	Romulus, MI		117	664	127	123	785	908	244	1996	(l	)

29265-29285 Airport Dr	Romulus, MI		140	794	214	147	1,001	1,148	302	1996	(l	)

29185-29225 Airport Dr	Romulus, MI		140	792	307	146	1,093	1,239	326	1996	(l	)

29149-29165 Airport Dr	Romulus, MI		216	1,225	379	226	1,594	1,820	547	1996	(l	)

29101-29115 Airport Dr	Romulus, MI		130	738	297	136	1,029	1,165	340	1996	(l	)

29031-29045 Airport Dr	Romulus, MI		124	704	168	130	866	996	261	1996	(l	)

29050-29062 Airport Dr	Romulus, MI		127	718	117	133	829	962	252	1996	(l	)

29120-29134 Airport Dr	Romulus, MI		161	912	245	169	1,149	1,318	335	1996	(l	)

29200-29214 Airport Dr	Romulus, MI		170	963	300	178	1,255	1,433	372	1996	(l	)

9301-9339 Middlebelt Rd	Romulus, MI		124	703	289	130	986	1,116	308	1996	(l	)

26980 Trolley Industrial Drive	Taylor, MI		450	2,550	935	463	3,472	3,935	1,061	1997	(l	)

32975 Capitol Avenue	Livonia, MI		135	748	332	144	1,071	1,215	338	1998	(l	)

2725 S. Industrial Highway	Ann Arbor, MI		660	3,654	408	704	4,018	4,722	1,075	1998	(l	)

32920 Capitol Avenue	Livonia, MI		76	422	113	82	529	611	141	1998	(l	)

11923 Brookfield Avenue	Livonia, MI		120	665	278	128	935	1,063	259	1998	(l	)

11965 Brookfield Avenue	Livonia, MI		120	665	67	128	724	852	192	1998	(l	)

13405 Stark Road	Livonia, MI		46	254	136	49	387	436	140	1998	(l	)

1170 Chicago Road	Troy, MI		249	1,380	255	266	1,618	1,884	419	1998	(l	)

1200 Chicago Road	Troy, MI		268	1,483	274	286	1,739	2,025	446	1998	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

450 Robbins Drive	Troy, MI		166	920	260	178	1,168	1,346	299	1998	(l	)

1230 Chicago Road	Troy, MI		271	1,498	156	289	1,636	1,925	433	1998	(l	)

12886 Westmore Avenue	Livonia, MI		190	1,050	194	202	1,232	1,434	323	1998	(l	)

12898 Westmore Avenue	Livonia, MI		190	1,050	235	202	1,273	1,475	365	1998	(l	)

33025 Industrial Road	Livonia, MI		80	442	92	85	529	614	132	1998	(l	)

47711 Clipper Street	Plymouth Township, MI		539	2,983	265	575	3,212	3,787	852	1998	(l	)

32975 Industrial Road	Livonia, MI		160	887	343	171	1,219	1,390	413	1998	(l	)

32985 Industrial Road	Livonia, MI		137	761	154	147	905	1,052	245	1998	(l	)

32995 Industrial Road	Livonia, MI		160	887	187	171	1,063	1,234	270	1998	(l	)

12874 Westmore Avenue	Livonia, MI		137	761	239	147	990	1,137	307	1998	(l	)

33067 Industrial Road	Livonia, MI		160	887	314	171	1,190	1,361	346	1998	(l	)

1775 Bellingham	Troy, MI		344	1,902	297	367	2,176	2,543	556	1998	(l	)

1785 East Maple	Troy, MI		92	507	95	98	596	694	153	1998	(l	)

1807 East Maple	Troy, MI		321	1,775	371	342	2,125	2,467	533	1998	(l	)

980 Chicago	Troy, MI		206	1,141	176	220	1,303	1,523	330	1998	(l	)

1840 Enterprise Drive	Rochester Hills, MI		573	3,170	346	611	3,478	4,089	935	1998	(l	)

1885 Enterprise Drive	Rochester Hills, MI		209	1,158	146	223	1,290	1,513	338	1998	(l	)

1935-55 Enterprise Drive	Rochester Hills, MI		1,285	7,144	704	1,371	7,762	9,133	2,088	1998	(l	)

5500 Enterprise Court	Warren, MI		675	3,737	646	721	4,337	5,058	1,199	1998	(l	)

750 Chicago Road	Troy, MI		323	1,790	483	345	2,251	2,596	571	1998	(l	)

800 Chicago Road	Troy, MI		283	1,567	351	302	1,899	2,201	478	1998	(l	)

850 Chicago Road	Troy, MI		183	1,016	261	196	1,264	1,460	331	1998	(l	)

2805 S. Industrial Highway	Ann Arbor, MI		318	1,762	638	340	2,378	2,718	601	1998	(l	)

6833 Center Drive	Sterling Heights, MI		467	2,583	218	493	2,775	3,268	754	1998	(l	)

32201 North Avis Drive	Madison Heights, MI		345	1,911	232	349	2,139	2,488	567	1998	(l	)

1100 East Mandoline Road	Madison Heights, MI		888	4,915	1,023	897	5,929	6,826	1,522	1998	(l	)

30081 Stephenson Highway	Madison Heights, MI		271	1,499	349	274	1,845	2,119	494	1998	(l	)

1120 John A. Papalas Drive(e)	Lincold Park, MI		366	3,241	1,040	469	4,178	4,647	1,098	1998	(l	)

4872 S. Lapeer Road	Lake Orion Twsp, MI		1,342	5,441	2,215	1,412	7,586	8,998	2,928	1999	(l	)

1400 Allen Drive	Troy, MI		209	1,154	254	212	1,405	1,617	290	2000	(l	)

1408 Allen Drive	Troy, MI		151	834	133	153	965	1,118	188	2000	(l	)

1305 Stephenson Hwy	Troy, MI		345	1,907	255	350	2,157	2,507	409	2000	(l	)

32505 Industrial Drive	Madison Heights, MI		345	1,910	501	351	2,405	2,756	672	2000	(l	)

1799-1813 Northfield Drive(d)	Rochester Hills, MI		481	2,665	291	490	2,947	3,437	591	2000	(l	)

32200 N. Avis	Madison Heights, MI		503	3,367	1,348	503	4,715	5,218	412	2005	(l	)

100 Kay Industrial	Orion, MI		677	2,018	404	685	2,414	3,099	650	2005	(l	)

1849 West Maple Road	Troy, MI		1,688	2,790	30	1,700	2,808	4,508	435	2005	(l	)

42555 Merrill Road	Sterling Heights, MI		1,080	2,300	3,702	1,090	5,992	7,082	746	2006	(l	)

28435 Automation Blvd.	Wixom, MI		621	3,804	628	3,797	4,425	456		2004	(l	)

2441 N. Opdyke Road	Auburn Hills, MI		530	737	16	538	745	1,283	147	2006	(l	)

200 Northpointe Drive	Orion Township, MI		723	2,063	36	734	2,088	2,822	241	2006	(l	)

32500 Capitol Avenue	Livonia, MI		258	1,032	324	260	1,354	1,614	99	2005	(l	)

32650 Capitol Avenue	Livonia, MI		282	1,128	55	284	1,181	1,465	113	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

11800 Sears Drive	Livonia, MI		693	1,507	2,053	703	3,550	4,253	521	2005	(l	)

1099 Church Road	Troy, MI		702	1,332	657	1,316	1,375	2,691	400	2005	(l	)

Houston

2102-2314 Edwards Street	Houston, TX		348	1,973	1,572	382	3,511	3,893	919	1997	(l	)

3351 Rauch St	Houston, TX		272	1,541	203	278	1,738	2,016	470	1997	(l	)

3851 Yale St	Houston, TX		413	2,343	601	425	2,932	3,357	913	1997	(l	)

3337-3347 Rauch Street	Houston, TX		227	1,287	215	233	1,496	1,729	403	1997	(l	)

8505 N Loop East	Houston, TX		439	2,489	729	449	3,208	3,657	906	1997	(l	)

4749-4799 Eastpark Dr	Houston, TX		594	3,368	1,151	611	4,502	5,113	1,148	1997	(l	)

4851 Homestead Road	Houston, TX		491	2,782	867	504	3,636	4,140	994	1997	(l	)

3365-3385 Rauch Street	Houston, TX		284	1,611	390	290	1,995	2,285	518	1997	(l	)

5050 Campbell Road	Houston, TX		461	2,610	405	470	3,006	3,476	816	1997	(l	)

4300 Pine Timbers	Houston, TX		489	2,769	568	499	3,327	3,826	922	1997	(l	)

2500-2530 Fairway Park Drive	Houston, TX		766	4,342	1,007	792	5,323	6,115	1,337	1997	(l	)

6550 Longpointe	Houston, TX		362	2,050	516	370	2,558	2,928	710	1997	(l	)

1815 Turning Basin Dr	Houston, TX		487	2,761	584	531	3,301	3,832	896	1997	(l	)

1819 Turning Basin Dr	Houston, TX		231	1,308	537	251	1,825	2,076	542	1997	(l	)

1805 Turning Basin Drive	Houston, TX		564	3,197	721	616	3,866	4,482	1,051	1997	(l	)

9835A Genard Road	Houston, TX		1,505	8,333	3,246	1,581	11,503	13,084	2,373	1999	(l	)

9835B Genard Road	Houston, TX		245	1,357	646	256	1,992	2,248	414	1999	(l	)

11505 State Highway 225	LaPorte City, TX		940	4,675	615	940	5,290	6,230	672	2005	(l	)

South by Southwest	Sugarland , TX		608	3,679	270	617	3,940	4,557	277	2007	(l	)

7230-7238 Wynnwood	Houston, TX		254	764	94	259	853	1,112	120	2007	(l	)

7240-7248 Wynnwood	Houston, TX		271	726	77	276	798	1,074	86	2007	(l	)

7250-7260 Wynnwood	Houston, TX		200	481	35	203	513	716	52	2007	(l	)

1500 E. Main	LaPorte City, TX		201	1,328	24	204	1,349	1,553	328	2005	(l	)

6400 Long Point	Houston, TX		188	898	1	188	899	1,087	120	2007	(l	)

12705 S Kirkwood Ste 100-150	Houston, TX		154	626	9	155	634	789	67	2007	(l	)

12705 S Kirkwood Ste 200-220	Houston, TX		404	1,698	93	413	1,782	2,195	195	2007	(l	)

8850 Jameel	Houston, TX		171	826	65	171	891	1,062	103	2007	(l	)

8800 Jameel	Houston, TX		163	798	4	163	802	965	108	2007	(l	)

8700 Jameel	Houston, TX		170	1,020	128	170	1,148	1,318	88	2007	(l	)

8600 Jameel	Houston, TX		163	818	(23)	163	795	958	85	2007	(l	)

Indianapolis

7901 West 21st St.	Indianapolis, IN		1,048	6,027	300	1,048	6,327	7,375	1,833	1997	(l	)

1445 Brookville Way	Indianapolis, IN		459	2,603	767	476	3,353	3,829	1,151	1996	(l	)

1440 Brookville Way	Indianapolis, IN		665	3,770	1,091	685	4,841	5,526	1,683	1996	(l	)

1240 Brookville Way	Indianapolis, IN		247	1,402	310	258	1,701	1,959	549	1996	(l	)

1345 Brookville Way	Indianapolis, IN	(p)	586	3,321	865	601	4,171	4,772	1,409	1996	(l	)

1350 Brookville Way	Indianapolis, IN		205	1,161	291	212	1,445	1,657	444	1996	(l	)

1341 Sadlier Circle E Dr	Indianapolis, IN	(q)	131	743	255	136	993	1,129	372	1996	(l	)

1322-1438 Sadlier Circle E Dr	Indianapolis, IN	(q)	145	822	208	152	1,023	1,175	325	1996	(l	)

1327-1441 Sadlier Circle E Dr	Indianapolis, IN	(q)	218	1,234	394	225	1,621	1,846	528	1996	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

1304 Sadlier Circle E Dr	Indianapolis, IN	(q)	71	405	112	75	513	588	173	1996	(l	)

1402 Sadlier Circle E Dr	Indianapolis, IN	(q)	165	934	367	171	1,295	1,466	450	1996	(l	)

1504 Sadlier Circle E Dr	Indianapolis, IN	(q)	219	1,238	390	226	1,621	1,847	460	1996	(l	)

1311 Sadlier Circle E Dr	Indianapolis, IN	(q)	54	304	109	57	410	467	136	1996	(l	)

1365 Sadlier Circle E Dr	Indianapolis, IN	(q)	121	688	295	126	978	1,104	318	1996	(l	)

1352-1354 Sadlier Circle E Dr	Indianapolis, IN	(q)	178	1,008	396	184	1,398	1,582	496	1996	(l	)

1335 Sadlier Circle E Dr	Indianapolis, IN	(q)	81	460	326	85	782	867	242	1996	(l	)

1327 Sadlier Circle E Dr	Indianapolis, IN	(q)	52	295	51	55	343	398	107	1996	(l	)

1425 Sadlier Circle E Dr	Indianapolis, IN	(q)	21	117	39	23	154	177	48	1996	(l	)

6951 E 30th St	Indianapolis, IN		256	1,449	192	265	1,632	1,897	543	1996	(l	)

6701 E 30th St	Indianapolis, IN		78	443	59	82	498	580	154	1996	(l	)

6737 E 30th St	Indianapolis, IN		385	2,181	305	398	2,473	2,871	851	1996	(l	)

1225 Brookville Way	Indianapolis, IN		60	—	461	68	453	521	133	1997	(l	)

6555 E 30th St	Indianapolis, IN		484	4,760	1,616	484	6,376	6,860	2,101	1996	(l	)

8402-8440 E 33rd St	Indianapolis, IN		222	1,260	561	230	1,813	2,043	550	1996	(l	)

8520-8630 E 33rd St	Indianapolis, IN		326	1,848	649	336	2,487	2,823	776	1996	(l	)

8710-8768 E 33rd St	Indianapolis, IN		175	993	417	187	1,398	1,585	414	1996	(l	)

3316-3346 N. Pagosa Court	Indianapolis, IN		325	1,842	522	335	2,354	2,689	834	1996	(l	)

6751 E 30th St	Indianapolis, IN		728	2,837	356	741	3,180	3,921	917	1997	(l	)

8525 E. 33rd Street	Indianapolis, IN		1,300	2,091	586	1,308	2,669	3,977	518	2003	(l	)

5705-97 Park Plaza Ct	Indianapolis, IN	(r)	600	2,194	421	609	2,606	3,215	483	2003	(l	)

9319-9341 Castlegate Drive	Indianapolis, IN		530	1,235	1,017	544	2,238	2,782	656	2003	(l	)

9332-9350 Castlegate Drive	Indianapolis, IN		420	646	701	429	1,338	1,767	428	2003	(l	)

1133 Northwest L Street	Richmond, IN	(s)	201	1,358	68	208	1,419	1,627	450	2006	(l	)

1380 Perry Road	Plainfield, IN		781	5,156	136	785	5,288	6,073	735	2005	(l	)

9210 East 146th Street	Noblesville, IN		66	684	818	66	1,502	1,568	674	1998	(l	)

Helmer Spec BTS	Noblesville, IN		647	—	3,855	743	3,759	4,502	126	2007	(l	)

Inland Empire

3411 N Perris Blvd	Riverside, CA		8,125	7,150	99	8,560	6,814	15,374	890	2007	(l	)

100 W Sinclair	Riverside, CA		6,042	4,298	1,095	5,617	5,818	11,435	480	2007	(l	)

14050 Day Street	Moreno Valley, CA		2,538	2,538	258	2,565	2,768	5,333	111	2008	(l	)

12925 Marlay Avenue	Fontana, CA		6,072	7,891	(27)	6,090	7,846	13,936	329	2008	(l	)

Los Angeles

350-390 Manville St.	Compton, CA		2,300	3,768	111	2,313	3,866	6,179	738	2004	(l	)

1944 Vista Bella Way	Rancho Dominguez, CA		1,746	3,148	584	1,822	3,656	5,478	539	2005	(l	)

2000 Vista Bella Way	Rancho Dominguez, CA		817	1,673	295	853	1,932	2,785	297	2005	(l	)

2835 East Ana Street Drive	Rancho Dominguez, CA		1,682	2,750	141	1,772	2,801	4,573	535	2005	(l	)

665 N. Baldwin Park Blvd	City of Industry, CA		2,124	5,219	1,517	2,143	6,717	8,860	534	2006	(l	)

27801 Avenue Scott	Santa Clarita, CA		2,890	7,020	576	2,902	7,584	10,486	639	2006	(l	)

2610 & 2660 Columbia Street	Torrance, CA		3,008	5,826	(15)	3,031	5,788	8,819	434	2006	(l	)

433 Alaska Avenue	Torrance, CA		681	168	5	684	170	854	53	2006	(l	)

21730-21748 Marilla Street	Chatsworth, CA		2,585	3,210	145	2,608	3,332	5,940	287	2007	(l	)

8015 Paramount	Pico Riviera, CA		3,616	3,902	61	3,657	3,922	7,579	315	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

3365 E. Slauson	Los Angeles, CA		2,367	3,243	40	2,396	3,254	5,650	276	2007	(l	)

3015 E Ana & 18744 Reyes	Los Angeles, CA		19,678	9,321	7,361	20,144	16,216	36,360	731	2007	(l	)

19067 Reyes Ave	Rancho Dominguez, CA		9,281	3,920	119	9,381	3,939	13,320	353	2007	(l	)

1250 Rancho Conejo Blvd	Thousand Oaks, CA		1,435	779	36	1,441	809	2,250	63	2007	(l	)

1260 Rancho Conejo Blvd	Thousand Oaks, CA		1,353	722	226	1,359	942	2,301	56	2007	(l	)

1270 Rancho Conejo Blvd	Thousand Oaks, CA		1,224	716	21	1,229	732	1,961	66	2007	(l	)

1280 Rancho Conejo Blvd	Thousand Oaks, CA		2,043	3,408	40	2,051	3,440	5,491	227	2007	(l	)

1290 Rancho Conejo Blvd	Thousand Oaks, CA		1,754	2,949	35	1,761	2,977	4,738	197	2007	(l	)

1011 Rancho Conejo	Thousand Oaks, CA		7,717	2,518	46	7,752	2,528	10,280	192	2008	(l	)

2300 Corporate Center Drive	Thousand Oaks, CA		6,506	4,885	51	6,541	4,901	11,442	268	2008	(l	)

1901 Raymond Ave SW — Berg	Renton, WA	(t)	4,458	2,659	211	4,594	2,734	7,328	78	2008	(l	)

19014 64th Ave South	Kent, WA		1,990	3,979	147	2,042	4,075	6,117	103	2008	(l	)

18640 68th Ave South	Kent, WA	(u)	1,218	1,950	98	1,258	2,008	3,266	59	2008	(l	)

Puget Sound Terminal 7	Seattle, WA		9,139	0	185	9,324	—	9,324	—	2008	(l	)

19021 S Reyes Ave	Rancho Dominguez, CA		8,183	7,501	553	8,565	7,672	16,237	164	2008	(l	)

4020 S. Compton Ave	Los Angeles, CA		3,800	7,330	71	3,825	7,376	11,201	543	2006	(l	)

Sante Fe	Compton, CA		6,720	—	8,969	6,897	8,792	15,689	231	2007	(l	)

Louisville

Penske BTS	Louisville, KY		2,074	—	9,679	2,119	9,634	11,753	413	2007	(l	)

Miami

4700 NW 15th Ave	Ft.Lauderdale, FL		908	1,883	43	912	1,922	2,834	154	2007	(l	)

4710 NW 15th Ave	Ft.Lauderdale, FL		830	2,722	167	834	2,885	3,719	175	2007	(l	)

4720 NW 15th Ave	Ft.Lauderdale, FL		937	2,455	23	942	2,473	3,415	206	2007	(l	)

4740 NW 15th Ave	Ft.Lauderdale, FL		1,107	3,111	24	1,112	3,130	4,242	212	2007	(l	)

4750 NW 15th Ave	Ft.Lauderdale, FL		947	3,079	129	951	3,204	4,155	197	2007	(l	)

4800 NW 15th Ave	Ft.Lauderdale, FL		1,092	3,308	347	1,097	3,650	4,747	332	2007	(l	)

Smurfit Container	Medley, FL		857	3,428	2,762	864	6,183	7,047	175	2007	(l	)

Milwaukee

6523 N Sydney Place	Glendale, WI		172	976	352	176	1,324	1,500	421	1995	(l	)

5355 South Westridge Drive	New Berlin, WI		1,630	7,058	46	1,646	7,088	8,734	976	2004	(l	)

320-34 W. Vogel	Milwaukee, WI		506	3,199	40	508	3,237	3,745	735	2005	(l	)

4950 S. 6th Avenue	Milwaukee, WI		299	1,565	99	301	1,662	1,963	485	2005	(l	)

1711 Paramount Court	Waukesha, WI		308	1,762	41	311	1,800	2,111	231	2005	(l	)

W 140 N9059 Lilly Road	Iomonee Falls, WI		343	1,153	248	366	1,378	1,744	291	2005	(l	)

200 W. Vogel Ave., Bldg B	Milwaukee, WI		301	2,150	—	302	2,149	2,451	425	2005	(l	)

16600 West Glendale Avenue	New Berlin, WI		704	1,923	442	715	2,354	3,069	490	2006	(l	)

4921 S. 2nd Street	Milwaukee, WI		101	713	3	101	716	817	143	2005	(l	)

1500 Peebles Drive	Richland Center, WI		1,577	1,018	(211)	1,603	781	2,384	488	2005	(l	)

2905 S 160th Street	New Berlin, WI		261	672	108	265	776	1,041	87	2007	(l	)

2855 S 160th Street	New Berlin, WI		221	628	102	225	726	951	82	2007	(l	)

2485 Commerce Drive	New Berlin, WI		483	1,516	175	491	1,683	2,174	150	2007	(l	)

14518 Whittaker Way	New Berlin, WI		437	1,082	83	445	1,157	1,602	146	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

Minneapolis/St. Paul

6201 West 111th Street	Bloomington, MN	(v)	1,358	8,622	4,719	1,499	13,200	14,699	7,340	1994	(l	)

7251-7267 Washington Avenue	Edina, MN		129	382	692	182	1,021	1,203	793	1994	(l	)

7301-7325 Washington Avenue	Edina, MN		174	391	(74)	193	298	491	53	1994	(l	)

7101 Winnetka Avenue North	Brooklyn Park, MN		2,195	6,084	4,078	2,228	10,129	12,357	5,714	1994	(l	)

9901 West 74th Street	Eden Prairie, MN		621	3,289	3,268	639	6,539	7,178	4,029	1994	(l	)

1030 Lone Oak Road	Eagan, MN		456	2,703	617	456	3,320	3,776	1,152	1994	(l	)

1060 Lone Oak Road	Eagan, MN		624	3,700	621	624	4,321	4,945	1,588	1994	(l	)

5400 Nathan Lane	Plymouth, MN		749	4,461	923	757	5,376	6,133	1,795	1994	(l	)

10120 W 76th Street	Eden Prairie, MN		315	1,804	438	315	2,242	2,557	707	1995	(l	)

12155 Nicollet Ave	Burnsville, MN		286	—	1,731	288	1,729	2,017	573	1995	(l	)

4100 Peavey Road	Chaska, MN		277	2,261	844	277	3,105	3,382	969	1996	(l	)

5205 Highway 169	Plymouth, MN		446	2,525	988	740	3,219	3,959	967	1996	(l	)

7100-7198 Shady Oak Road	Eden Prairie, MN		715	4,054	1,153	736	5,186	5,922	1,478	1996	(l	)

7500-7546 Washington Square	Eden Prairie, MN		229	1,300	741	235	2,035	2,270	535	1996	(l	)

7550-7558 Washington Square	Eden Prairie, MN		153	867	178	157	1,041	1,198	296	1996	(l	)

5240-5300 Valley Industrial Blvd S	Shakopee, MN		362	2,049	1,022	371	3,062	3,433	1,108	1996	(l	)

7102 Winnetka Ave. North	Brooklyn Park, MN		1,275	—	6,849	1,343	6,781	8,124	325	2007	(l	)

1157 Valley Park Drive	Shakopee, MN		760	—	6,362	888	6,234	7,122	1,428	1999	(l	)

500-530 Kasota Avenue SE	Minneapolis, MN		415	2,354	844	434	3,179	3,613	944	1998	(l	)

2530-2570 Kasota Avenue	St. Paul, MN		407	2,308	972	467	3,220	3,687	848	1998	(l	)

9600 West 76th Street	Eden Prairie, MN		1,000	2,450	44	1,034	2,460	3,494	367	2004	(l	)

9700 West 76th Street	Eden Prairie, MN		1,000	2,709	138	1,038	2,809	3,847	390	2004	(l	)

5017 Boone Avenue North	New Hope, MN	(w)	1,000	1,599	58	1,009	1,648	2,657	550	2005	(l	)

2300 West Highway 13(I-35 Dist Ctr)	Burnsville, MN		2,517	6,069	(416)	2,524	5,646	8,170	1,605	2005	(l	)

1087 Park Place	Shakopee, MN		1,195	4,891	15	1,198	4,903	6,101	896	2005	(l	)

5391 12th Avenue SE	Shakopee, MN		1,392	8,149	(18)	1,395	8,128	9,523	1,082	2005	(l	)

4701 Valley Industrial Boulevard	Shakopee, MN		1,296	7,157	(81)	1,299	7,073	8,372	1,255	2005	(l	)

Park 2000 III	Shakopee, MN		590	—	5,721	590	5,721	6,311	1,075	1998	(l	)

7600 69th Avenue	Greenfield, MN		1,500	8,328	1,808	1,510	10,126	11,636	1,676	2004	(l	)

316 Lake Hazeltine Drive	Chaska, MN		714	944	166	729	1,095	1,824	304	2006	(l	)

1225 Highway 169 North	Plymouth, MN		1,190	1,979	60	1,207	2,022	3,229	344	2006	(l	)

139 Eva Street	St. Paul, MN		2,132	3,105	90	2,175	3,152	5,327	50	2008	(l	)

9200 10th Ave	Golden Valley, MN		892	2,306	126	902	2,422	3,324	312	2007	(l	)

Nashville

3099 Barry Drive	Portland, TN		418	2,368	164	421	2,529	2,950	756	1996	(l	)

3150 Barry Drive	Portland, TN		941	5,333	5,946	981	11,239	12,220	1,802	1996	(l	)

5599 Highway 31 West	Portland, TN		564	3,196	166	571	3,355	3,926	1,006	1996	(l	)

1650 Elm Hill Pike	Nashville, TN		329	1,867	330	332	2,194	2,526	643	1997	(l	)

1931 Air Lane Drive	Nashville, TN		489	2,785	288	493	3,069	3,562	847	1997	(l	)

4640 Cummings Park	Nashville, TN		360	2,040	306	365	2,341	2,706	513	1999	(l	)

1740 River Hills Drive	Nashville, TN		848	4,383	1,052	888	5,395	6,283	1,370	2005	(l	)

Royal Park Business Center — 211 Ellery Ct	Nashville, TN		606	3,192	524	616	3,706	4,322	358	2007	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

600 Greene Drive	Greenville, KY		294	8,570	3	296	8,571	8,867	784	2008	(l	)

Northern New Jersey

14 World’s Fair Drive	Franklin, NJ		483	2,735	643	503	3,358	3,861	1,046	1997	(l	)

12 World’s Fair Drive	Franklin, NJ		572	3,240	530	593	3,749	4,342	1,145	1997	(l	)

22 World’s Fair Drive	Franklin, NJ		364	2,064	656	375	2,709	3,084	756	1997	(l	)

26 World’s Fair Drive	Franklin, NJ		361	2,048	376	377	2,408	2,785	713	1997	(l	)

24 World’s Fair Drive	Franklin, NJ		347	1,968	523	362	2,476	2,838	761	1997	(l	)

20 World’s Fair Drive Lot 13	Sumerset, NJ		9	—	2,543	691	1,861	2,552	396	1999	(l	)

45 Route 46	Pine Brook, NJ		969	5,491	967	978	6,449	7,427	1,424	2000	(l	)

43 Route 46	Pine Brook, NJ		474	2,686	431	479	3,112	3,591	667	2000	(l	)

39 Route 46	Pine Brook, NJ		260	1,471	198	262	1,667	1,929	342	2000	(l	)

26 Chapin Road	Pine Brook, NJ		956	5,415	697	965	6,103	7,068	1,311	2000	(l	)

30 Chapin Road	Pine Brook, NJ		960	5,440	758	969	6,189	7,158	1,437	2000	(l	)

20 Hook Mountain Road	Pine Brook, NJ		1,507	8,542	2,868	1,534	11,383	12,917	2,199	2000	(l	)

30 Hook Mountain Road	Pine Brook, NJ		389	2,206	322	396	2,521	2,917	545	2000	(l	)

55 Route 46	Pine Brook, NJ		396	2,244	196	403	2,433	2,836	537	2000	(l	)

16 Chapin Road	Pine Brook, NJ		885	5,015	508	901	5,507	6,408	1,168	2000	(l	)

20 Chapin Road	Pine Brook, NJ		1,134	6,426	525	1,154	6,931	8,085	1,502	2000	(l	)

Sayreville Lot 3	Sayreville, NJ		996	—	5,332	996	5,332	6,328	603	2003	(l	)

Sayreville Lot 4	Sayreville, NJ		944	—	4,752	944	4,752	5,696	887	2002	(l	)

309-319 Pierce Street	Somerset, NJ		1,300	4,628	1,069	1,309	5,688	6,997	903	2004	(l	)

Philadelphia

3240 S.78th Street	Philadelphia, PA		515	1,245	71	540	1,291	1,831	197	2005	(l	)

2455 Boulevard of the Generals	Norristown, PA		1200	4,800	878	1,226	5,652	6,878	256	2008	(l	)

Southpoint II	Carlisle, PA		1,500	—	12,370	2,341	11,529	13,870	427	2007	(l	)

Covington Land-E-2	Harrisburg, PA		7,022	—	57,338	7,023	57,337	64,360	455	2008	(l	)

225 Cross Farm Lane	York, PA		4,718	—	23,553	4,715	23,556	28,271	742	2007	(l	)

Phoenix

1045 South Edward Drive	Tempe, AZ		390	2,160	200	396	2,354	2,750	559	1999	(l	)

46 N. 49th Ave	Phoenix, AZ		283	1,704	800	283	2,504	2,787	545	2002	(l	)

50 South 56th Street	Chandler, AZ		1,206	3,218	79	1,207	3,296	4,503	471	2004	(l	)

4701 W. Jefferson	Phoenix, AZ		926	2,195	628	929	2,820	3,749	708	2005	(l	)

7102 W. Roosevelt	Phoenix, AZ		1,613	6,451	987	1,620	7,431	9,051	823	2006	(l	)

4137 West Adams Street	Phoenix, AZ		990	2,661	146	1,033	2,764	3,797	267	2006	(l	)

245 W Lodge	Tempe, AZ		898	3,066	68	914	3,118	4,032	203	2007	(l	)

1590 E Riverview	Phoenix, AZ		1293	5,950	69	1,292	6,020	7,312	196	2008	(l	)

Mack Arrowhead — Bldg A	Phoenix, AZ		2563	9,388	641	2,563	10,029	12,592	324	2008	(l	)

Mack Arrowhead — Bldg B	Phoenix, AZ		2709	10,970	160	2,709	11,130	13,839	324	2008	(l	)

3815 W Washington — Beltman	Phoenix, AZ	(x)	1675	4,514	199	1,772	4,616	6,388	85	2008	(l	)

9102 W. Buckeye Rd (690 91st ave)	Tolleson, AZ		1904	6,805	622	1,923	7,408	9,331	229	2008	(l	)

Salt Lake City

512 Lawndale Drive(i)	Salt Lake City, UT		2,705	15,749	2,720	2,705	18,469	21,174	5,404	1997	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

1270 West 2320 South	West Valley, UT		138	784	184	143	963	1,106	290	1998	(l	)

1275 West 2240 South	West Valley, UT		395	2,241	474	408	2,702	3,110	859	1998	(l	)

1288 West 2240 South	West Valley, UT		119	672	160	123	828	951	266	1998	(l	)

2235 South 1300 West	West Valley, UT		198	1,120	258	204	1,372	1,576	478	1998	(l	)

1293 West 2200 South	West Valley, UT		158	896	118	163	1,009	1,172	287	1998	(l	)

1279 West 2200 South	West Valley, UT		198	1,120	95	204	1,209	1,413	319	1998	(l	)

1272 West 2240 South	West Valley, UT		336	1,905	240	347	2,134	2,481	553	1998	(l	)

1149 West 2240 South	West Valley, UT		217	1,232	100	225	1,324	1,549	368	1998	(l	)

1142 West 2320 South	West Valley, UT		217	1,232	77	225	1,301	1,526	363	1998	(l	)

Metro Business Park	West Valley, UT		2067	0	2,519	1,083	3,503	4,586	772	2000	(l	)

1815-1957 South 4650 West	Salt Lake City, UT		1,707	10,873	162	1,713	11,029	12,742	910	2006	(l	)

2100 Alexander Street	West Valley, UT		376	1,670	—	376	1,670	2,046	104	2007	(l	)

2064 Alexander Street	West Valley, UT		864	2,771	34	869	2,800	3,669	177	2007	(l	)

Bard Access System -5425 Amelia Earhart	Salt Lake City, UT		615	2,461	43	628	2,491	3,119	99	2007	(l	)

San Diego

16275 Technology Drive	San Diego, CA		2,848	8,641	42	2,859	8,672	11,531	1,044	2005	(l	)

6305 El Camino Real	Carlsbad, CA		1,590	6,360	7,496	1,590	13,856	15,446	745	2006	(l	)

8572 Spectrum Lane	San Diego, CA		806	3,225	429	807	3,653	4,460	206	2007	(l	)

13100 Gregg St	Poway, CA		1,040	4,160	474	1,073	4,601	5,674	322	2007	(l	)

2325 Camino Vida Roble	Carlsbad, CA		1,441	1,239	453	1,446	1,687	3,133	161	2006	(l	)

2335 Camino Vida Roble	Carlsbad, CA		817	762	111	821	869	1,690	131	2006	(l	)

2345 Camino Vida Roble	Carlsbad, CA		562	456	28	565	481	1,046	77	2006	(l	)

2355 Camino Vida Roble	Carlsbad, CA		481	365	59	483	422	905	74	2006	(l	)

2365 Camino Vida Roble	Carlsbad, CA		1,098	630	(16)	1,102	610	1,712	93	2006	(l	)

2375 Camino Vida Roble	Carlsbad, CA		1,210	874	154	1,214	1,024	2,238	160	2006	(l	)

6451 El Camino Real	Carlsbad, CA		2,885	1,931	254	2,895	2,175	5,070	274	2006	(l	)

Southern New Jersey

8 Springdale Road	Cherry Hill, NJ		258	1,436	834	258	2,270	2,528	639	1998	(l	)

111 Whittendale Drive	Morrestown, NJ		522	2,916	136	522	3,052	3,574	725	2000	(l	)

9 Whittendale	Morrestown, NJ		337	1,911	108	343	2,013	2,356	395	2001	(l	)

7851 Airport	Pennsauken, NJ		160	508	383	163	888	1,051	263	2003	(l	)

103 Central	Mt. Laurel, NJ		610	1,847	1,215	619	3,053	3,672	725	2003	(l	)

7890 Airport Hwy/7015 Central	Pennsauken, NJ		300	989	735	425	1,599	2,024	614	2006	(l	)

999 Grand Avenue	Hammonton, NJ	(y)	969	8,793	1,561	979	10,344	11,323	2,150	2005	(l	)

600 Creek Road	Delanco, NJ		2,125	6,504	(12)	2,127	6,490	8,617	830	2007	(l	)

1070 Thomas Busch Memorial Hwy	Pennsauken, NJ		1,054	2,278	185	1,084	2,433	3,517	353	2007	(l	)

1601 Schlumberger Drive	Moorestown, NJ		560	2,240	745	608	2,937	3,545	185	2007	(l	)

St. Louis

10431-10449 Midwest Industrial Blvd	Olivette, MO		237	1,360	427	237	1,787	2,024	616	1994	(l	)

10751 Midwest Industrial Boulevard	Olivette, MO		193	1,119	452	194	1,570	1,764	676	1994	(l	)

6951 N Hanley(d)	Hazelwood, MO		405	2,295	1,322	419	3,603	4,022	1,022	1996	(l	)

1037 Warson — Bldg A	St. Louis, MO		246	1,359	694	251	2,048	2,299	357	2002	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/08			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/08	Constructed	Lives (Years)
	(Dollars in thousands)

1037 Warson — Bldg B	St. Louis, MO		380	2,103	1,895	388	3,990	4,378	640	2002	(l	)

1037 Warson — Bldg C	St. Louis, MO		303	1,680	1,211	310	2,884	3,194	506	2002	(l	)

1037 Warson — Bldg D	St. Louis, MO		353	1,952	957	360	2,902	3,262	487	2002	(l	)

6821-6857 Hazelwood Ave	Berkeley, MO		985	6,205	913	985	7,118	8,103	1,297	2003	(l	)

13701 Rider Trail North	Earth City, MO		800	2,099	729	804	2,824	3,628	663	2003	(l	)

1908-2000 Innerbelt(d)	Overland, MO		1,590	9,026	981	1,591	10,006	11,597	2,242	2004	(l	)

9060 Latty Avenue	Berkeley, MO		687	1,947	138	694	2,078	2,772	771	2006	(l	)

21-25 Gateway Commerce Center	Edwardsville, IL	(z)	1,874	31,958	1,343	1,928	33,247	35,175	2,270	2006	(l	)

6647 Romiss Court	St. Louis, MO		230	681	72	241	742	983	48	2008	(l	)

Cenveno Building — 601 Cannonball	O’Fallon, MO		584	2,336	674	595	2,999	3,594	108	2007	(l	)

Pure Fishing BTS	Kansas City, MO		4,152	—	13,592	4,172	13,572	17,744	75	2008	(l	)

Tampa

5313 Johns Road	Tampa, FL		204	1,159	217	257	1,323	1,580	386	1997	(l	)

5525 Johns Road	Tampa, FL		192	1,086	341	200	1,419	1,619	405	1997	(l	)

5709 Johns Road	Tampa, FL		192	1,086	165	200	1,243	1,443	335	1997	(l	)

5711 Johns Road	Tampa, FL		243	1,376	175	255	1,539	1,794	427	1997	(l	)

5453 W Waters Avenue	Tampa, FL		71	402	135	82	526	608	147	1997	(l	)

5455 W Waters Avenue	Tampa, FL		307	1,742	417	326	2,140	2,466	599	1997	(l	)

5553 W Waters Avenue	Tampa, FL		307	1,742	476	326	2,199	2,525	593	1997	(l	)

5501 W Waters Avenue	Tampa, FL		215	871	399	242	1,243	1,485	321	1997	(l	)

5503 W Waters Avenue	Tampa, FL		98	402	162	110	552	662	136	1997	(l	)

5555 W Waters Avenue	Tampa, FL		213	1,206	185	221	1,383	1,604	376	1997	(l	)

5557 W Waters Avenue	Tampa, FL		59	335	35	62	367	429	101	1997	(l	)

5461 W Waters	Tampa, FL		261	—	1,434	265	1,430	1,695	366	1998	(l	)

5481 W. Waters Avenue	Tampa, FL		558	—	2,302	561	2,299	2,860	546	1999	(l	)

4515-4519 George Road	Tampa, FL		633	3,587	674	640	4,254	4,894	872	2001	(l	)

6089 Johns Road	Tampa, FL	(aa)	180	987	88	186	1,069	1,255	201	2004	(l	)

6091 Johns Road	Tampa, FL	(aa)	140	730	113	144	839	983	133	2004	(l	)

6103 Johns Road	Tampa, FL	(aa)	220	1,160	95	226	1,249	1,475	214	2004	(l	)

6201 Johns Road	Tampa, FL	(aa)	200	1,107	115	205	1,217	1,422	237	2004	(l	)

6203 Johns Road	Tampa, FL	(aa)	300	1,460	114	311	1,563	1,874	348	2004	(l	)

6205 Johns Road	Tampa, FL	(aa)	270	1,363	52	278	1,407	1,685	168	2004	(l	)

6101 Johns Road	Tampa, FL		210	833	195	216	1,022	1,238	221	2004	(l	)

4908 Tampa West Blvd	Tampa, FL		2,622	8,643	36	2,635	8,666	11,301	1,575	2005	(l	)

11701 Belcher Road South	Largo, FL		1,657	2,768	637	1,669	3,393	5,062	436	2006	(l	)

4900-4914 Creekside Drive(h)	Clearwater, FL		3,702	7,338	537	3,730	7,847	11,577	1,077	2006	(l	)

12345 Starkey Road	Largo, FL		898	2,078	410	905	2,481	3,386	295	2006	(l	)

Toronto

114 Packham Rd — Brooks Industries	Stratford, Ontario		1,000	3,526	(170)	1,012	3,344	4,356	734	2007	(l	)

	Cambridge Ontario,

135 Dundas Street	Canada		3,128	4,958	138	3,179	5,045	8,224	1,917	2005	(l	)

	Stratford Ontario,

678 Erie Street	Canada		786	557	(236)	829	278	1,107	201	2005	(l	)

					(c)
					Costs
					Capitalized
					Subsequent to
					Acquisition or		Gross Amount Carried
			(b)		Completion		At Close of Period 12/31/08					Accumulated
	Location	(a)	Initial Cost		and Valuation				Building and			Depreciation		Year Acquired/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision		Land		Improvements		Total	12/31/08		Constructed	Lives (Years)
	(Dollars in thousands)

777 Bayly Street West	Ajax Ontario, Canada		7,224	13,156	(585	)(ab)	7,039		12,756		19,795	1,541		2008	(l	)

Other

3501 Maple Street	Abilene, TX		67	1,057	1,473		266		2,331		2,597	1,178		1994	(l	)

4200 West Harry Street(e)	Wichita, KS		193	2,224	1,777		532		3,662		4,194	2,285		1994	(l	)

5050 Kendrick Court	Grand Rapids, MI		1,721	11,433	7,571		1,721		19,004		20,725	6,546		1994	(l	)

5015 52nd Street SE	Grand Rapids, MI		234	1,321	97		234		1,418		1,652	538		1994	(l	)

Lake Point IV	Orlando, FL		909	4,613	208		920		4,810		5,730	695		2005	(l	)

6266 Hurt Road	Horn Lake, MS		427	—	3,756		427		3,756		4,183	584		2004	(l	)

6266 Hurt Road Building B	Horn Lake, MS		—	—	868		99		769		868	136		2004	(l	)

12626 Silicon Drive	San Antonio, TX		768	3,448	22		779		3,459		4,238	611		2005	(l	)

3100 Pinson Valley Parkway	Birmingham, AL		303	742	21		310		756		1,066	123		2005	(l	)

1021 W. First Street, Hwy 93	Sumner, IA		99	2,540	20		100		2,559		2,659	528		2005	(l	)

1245 N. Hearne Avenue	Shreveport, LA		99	1,263	33		102		1,293		1,395	248		2005	(l	)

10330 I Street	Omaha, NE		1,808	8,340	15		1,809		8,354		10,163	1,783		2006	(l	)

Redevelopments /Developments / Developable Land(j)			149,502	270	37,107	(ab)	147,583		39,296		186,879	719

Total			$680,544	$1,714,090	$584,846		$691,882	(k)	$2,287,597	(k)	$2,979,479	$457,059	(k)

NOTES:

(a)	See description of encumbrances in Note 7 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with SFAS 141.

(c)	Improvements are net of write-off of fully depreciated assets.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	Comprised of eight properties.

(i)	Comprised of 28 properties.

(j)	These properties represent developable land and redevelopments that have not been placed in service.

(k)

			Gross Amount
	Amounts		Carried At
	Included	Amounts Within	Close of Period
	in Real Estate	Net Investment	December 31,
	Held for Sale	in Real Estate*	2008*

Land	$7,170	$684,712	$691,882
Buildings & Improvements	13,556	2,274,041	2,287,597
Accumulated Depreciation	(1,757)	(455,302)	(457,059)

Subtotal	18,969	2,503,451	2,522,420
Construction in Progress	406	55,777	56,183

Net Investment in Real Estate	19,375	2,559,228	2,578,603

Leasing Commissions, Net, Deferred Leasing Intangibles, Net and Deferred Rent Receivable, Net	1,742

Balance Sheet at December 31, 2008	$21,117

*	Amounts exclude $79,483 of above market leases and other deferred leasing intangibles, net.

(l)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	8 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease

(m)	This property collateralizes a $2.5 million mortgage loan which matures on May 1, 2016.

(n)	This property collateralizes a $14.1 million mortgage loan which matures on December 1, 2010.

(o)	This property collateralizes a $4.9 million mortgage loan which matures on December 1, 2019.

(p)	This property collateralizes a $1.2 million mortgage loan which matures on January 1, 2013.

(q)	These properties collateralize a $0.5 million mortgage loan which matures on September 1, 2009.

(r)	This property collateralizes a $2.3 million mortgage loan which matures on January 1, 2012.

(s)	This property collateralizes a $1.5 million mortgage loan which matures on June 1, 2014.

(t)	This property collateralizes a $2.4 million mortgage loan which matures on July 1, 2018.

(u)	This property collateralizes a $1.0 million mortgage loan which matures on July 1, 2018.

(v)	This property collateralizes a $4.8 million mortgage loan which matures on December 1, 2019.

(w)	This property collateralizes a $1.7 million mortgage loan which matures on September 30, 2024.

(x)	This property collateralizes a $4.3 million mortgage loan which matures on June 1, 2018.

(y)	This property collateralizes a $6.0 million mortgage loan which matures on March 1, 2011.

(z)	This property collateralizes a $13.5 million mortgage loan and a $11.5 million mortgage loan which both mature on January 1, 2014.

(aa)	These properties collateralize a $5.2 million mortgage loan which matures on July 1, 2009.

(ab)	Includes foreign currency translation adjustments.

At December 31, 2008, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.8 billion (excluding construction in progress.)

The changes in total real estate assets, including real estate held for sale, for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Balance, Beginning of Year	$2,952,499	$2,938,242	$2,914,916
Acquisition of Real Estate Assets	279,542	405,633	511,479
Construction Costs and Improvements	176,506	220,571	199,550
Disposition of Real Estate Assets	(340,802)	(590,271)	(672,099)
Write-off of Fully Depreciated Assets	(32,083)	(21,676)	(15,604)

Balance, End of Year	$3,035,662	$2,952,499	$2,938,242

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2008 are as follows:

	2008	2007	2006

Balance, Beginning of Year	$439,312	$410,962	$357,228
Depreciation for Year	101,541	105,758	107,352
Disposition of Assets	(51,711)	(55,732)	(38,014)
Write-off of Fully Depreciated Assets	(32,083)	(21,676)	(15,604)

Balance, End of Year	$457,059	$439,312	$410,962

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC. as general partner

By:	/s/ Bruce W. Duncan
Bruce W. Duncan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2009

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Edwin Tyler W. Edwin Tyler	Chairman of the Board of Directors	March 2, 2009

/s/ Bruce W. Duncan Bruce W. Duncan	President, Chief Executive Officer and Director	March 2, 2009

John Brenninkmeijer	Director	March 2, 2009

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	March 2, 2009

Kevin W. Lynch	Director	March 2, 2009

/s/ John E. Rau John E. Rau	Director	March 2, 2009

/s/ Jay H. Shidler Jay H. Shidler	Director	March 2, 2009

Signature	Title	Date

/s/ Robert J. Slater Robert J. Slater	Director	March 2, 2009

/s/ J. Steven Wilson J. Steven Wilson	Director	March 2, 2009