Form 10-Q
period 2009-09-30
FIRST INDUSTRIAL LP
filed 2009-11-09
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended September 30, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

		(As Adjusted)
	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands except unit and per unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$671,778	$684,712
Buildings and Improvements	2,271,392	2,274,041
Construction in Progress	26,966	55,777
Less: Accumulated Depreciation	(505,125)	(455,302)

Net Investment in Real Estate	2,465,011	2,559,228

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $5,943 and $2,251 at September 30, 2009 and December 31, 2008, respectively	41,993	21,117
Investments in and Advances to Other Real Estate Partnerships	304,761	344,800
Cash and Cash Equivalents	17,938	2,644
Restricted Cash	90	97
Tenant Accounts Receivable, Net	2,941	9,049
Investments in Joint Ventures	10,556	16,299
Deferred Rent Receivable, Net	32,281	28,372
Deferred Financing Costs, Net	13,999	12,091
Deferred Leasing Intangibles, Net	62,983	79,483
Prepaid Expenses and Other Assets, Net	164,476	167,620

Total Assets	$3,117,029	$3,240,800

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$254,751	$77,396
Senior Unsecured Debt, Net	1,251,025	1,511,955
Unsecured Line of Credit	469,588	443,284
Accounts Payable, Accrued Expenses and Other Liabilities, Net	96,146	144,070
Deferred Leasing Intangibles, Net	22,945	27,077
Rents Received in Advance and Security Deposits	22,849	22,995
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $241 and $254 at September 30, 2009 and December 31, 2008, respectively	1,000	541
Distributions Payable	—	13,846

Total Liabilities	2,118,304	2,241,164

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively) with a liquidation preference of $275,000, respectively	266,211	266,211
General Partner Units (47,944,439 and 44,652,182 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	641,971	634,255
Limited Partners’ Units (5,488,109 and 5,806,203 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	112,034	121,578
Accumulated Other Comprehensive Loss	(21,491)	(22,408)

Total Partners’ Capital	998,725	999,636

Total Liabilities and Partners’ Capital	$3,117,029	$3,240,800

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

		(As Adjusted)		(As Adjusted)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands except per unit data)

Revenues:
Rental Income	$58,316	$57,658	$176,726	$171,449
Tenant Recoveries and Other Income	20,212	23,741	62,626	72,679
Construction Revenues	15,954	45,202	52,703	101,600

Total Revenues	94,482	126,601	292,055	345,728

Expenses:
Property Expenses	27,470	27,158	85,147	83,640
General and Administrative	8,442	18,008	30,006	64,065
Restructuring Costs	1,380	—	6,196	—
Impairment of Real Estate	6,934	—	6,934	—
Depreciation and Other Amortization	33,319	34,851	99,856	106,447
Construction Expenses	14,895	41,895	50,567	96,628

Total Expenses	92,440	121,912	278,706	350,780

Other Income/(Expense):
Interest Income	738	895	2,022	2,601
Interest Expense	(28,883)	(27,039)	(86,333)	(84,301)
Amortization of Deferred Financing Costs	(750)	(707)	(2,211)	(2,132)
Gain from Early Retirement of Debt	18,179	1,260	22,165	2,749
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(555)	—	2,861	—

Total Other Income/(Expense)	(11,271)	(25,591)	(61,496)	(81,083)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in (Loss) Income of Joint Ventures and Income Tax Benefit	(9,229)	(20,902)	(48,147)	(86,135)
Equity in Income of Other Real Estate Partnerships	6,455	3,051	14,701	44,214
Equity in (Loss) Income of Joint Ventures	(5,889)	725	(4,309)	7,295
Income Tax Benefit	6,114	2,074	10,975	7,276

Loss from Continuing Operations	(2,549)	(15,052)	(26,780)	(27,350)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $4,353 and $22,660 for the Three Months Ended September 30, 2009 and September 30, 2008, respectively, and $11,862 and $132,621 for the Nine Months Ended September 30, 2009 and September 30, 2008, respectively)	4,805	24,085	12,758	142,192
(Provision) Benefit for Income Taxes Allocable to Discontinued Operations (Including $(238) and $26 allocable to Gain on Sale of Real Estate for the Three Months Ended September 30, 2009 and September 30, 2008, respectively, and $158 and $(2,748) for the Nine Months Ended September 30, 2009 and September 30, 2008, respectively)	(96)	(75)	30	(3,379)

Income (Loss) Before Gain on Sale of Real Estate	2,160	8,958	(13,992)	111,463
Gain on Sale of Real Estate	261	—	721	12,061
Benefit (Provision) for Income Taxes Allocable to Gain on Sale of Real Estate	380	—	(151)	(2,909)

Net Income (Loss)	2,801	8,958	(13,422)	120,615
Less: Preferred Unit Distributions	(4,913)	(4,857)	(14,594)	(14,571)

Net (Loss) Income Available to Unitholders and Participating Securities	$(2,112)	$4,101	$(28,016)	$106,044

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.13)	$(0.40)	$(0.81)	$(0.66)

Income From Discontinued Operations Available to Unitholders	$0.09	$0.48	$0.25	$2.76

Net (Loss) Income Available to Unitholders	$(0.04)	$0.08	$(0.56)	$2.10

Weighted Average Units Outstanding	50,874	49,431	50,259	49,418

Net (Loss) Income Available to Unitholders Attributable to:
General Partners	$(1,919)	$3,647	$(24,916)	$92,751
Limited Partners	(193)	454	(3,100)	13,293

Net (Loss) Income Available to Unitholders	$(2,112)	$4,101	$(28,016)	$106,044

Distribution Declared per Unit Outstanding	$0.00	$0.72	$0.00	$2.16

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		(As Adjusted)		(As Adjusted)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

Net Income (Loss)	$2,801	$8,958	$(13,422)	$120,615
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (Provision) Benefit of $(149) and $52 for the Three Months Ended September 30, 2009 and September 30, 2008, respectively, and $(390) and $(32) for the Nine Months Ended September 30, 2009 and September 30, 2008, respectively	320	(1,878)	(716)	1,655
Amortization of Interest Rate Protection Agreements	479	(206)	311	(584)
Write-off of Unamortized Settlement of Interest Rate Protection Agreements	3	376	(60)	831
Foreign Currency Translation Adjustment, Net of Income Tax (Provision) Benefit of $(1,510) and $507 for the Three Months Ended September 30, 2009 and September 30, 2008, respectively, and $(2,436) and $922 for the Nine Months Ended September 30, 2009 and September 30, 2008, respectively	933	(570)	1,382	(958)

Other Comprehensive Income (Loss)	$4,536	$6,680	$(12,505)	$121,559

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(As Adjusted)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(13,422)	$120,615
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	76,129	76,334
Amortization of Deferred Financing Costs	2,211	2,132
Other Amortization	37,721	45,340
Provision for Bad Debt	2,678	2,520
Impairment of Real Estate	6,934	—
Equity in Loss (Income) of Joint Ventures	4,309	(7,295)
Distributions from Joint Ventures	1,127	9,934
Gain on Sale of Real Estate	(12,583)	(144,682)
Gain on Early Retirement of Debt	(22,165)	(2,749)
Market-to-Market Gain on Interest Rate Protection Agreements	(2,861)	—
Equity in Income of Other Real Estate Partnerships	(14,701)	(44,214)
Distributions from Investment in Other Real Estate Partnerships	14,701	44,214
Decrease in Developments for Sale Costs	812	1,860
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	12,479	(32,177)
Increase in Deferred Rent Receivable	(4,930)	(4,403)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(26,294)	(14,490)
Decrease in Restricted Cash	7	90
Cash Book Overdraft	—	1,176

Net Cash Provided by Operating Activities	62,152	54,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(58,169)	(446,416)
Net Proceeds from Sales of Investments in Real Estate	31,998	391,601
Investments in and Advances to Other Real Estate Partnerships	(21,178)	(32,643)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	59,201	95,016
Contributions to and Investments in Joint Ventures	(3,170)	(14,703)
Distributions from Joint Ventures	6,942	7,934
Funding of Notes Receivable	—	(10,325)
Repayment of Notes Receivable	2,933	46,391
Increase in Restricted Cash	—	(1,166)

Net Cash Provided by Investing Activities	18,557	35,689

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(144)	(185)
Unit Contributions	15,920	174
Unit Distributions	(12,614)	(108,922)
Preferred Unit Distributions	(15,826)	(15,803)
Repurchase of Restricted Units	(726)	(3,787)
Proceeds from Origination of Mortgage Loans Payable	185,644	—
Repayments on Mortgage Loans Payable	(7,752)	(2,387)
Debt Issuance Costs	(4,582)	(76)
Repurchase of Equity Component of Exchangeable Notes	(22)	—
Settlement of Interest Rate Protection Agreements	(7,491)	—
Repayment of Senior Unsecured Debt	(240,903)	(32,526)
Proceeds from Unsecured Line of Credit	46,000	476,920
Repayments on Unsecured Line of Credit	(23,000)	(402,000)

Net Cash Used in Financing Activities	(65,496)	(88,592)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	81	138
Net Increase in Cash and Cash Equivalents	15,213	1,302
Cash and Cash Equivalents, Beginning of Period	2,644	4,696

Cash and Cash Equivalents, End of Period	$17,938	$6,136

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except Unit and per Unit data)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”), a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company owns common units in the Operating Partnership (“Units”) representing an approximate 89.7% and 87.6% common ownership interest at September 30, 2009 and September 30, 2008, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at September 30, 2009. Effective September 1, 2009, our taxable REIT subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable REIT subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS, will be referred to as the “TRSs”), which is wholly owned by FI LLC (see Note 12). The limited partners of the Operating Partnership owned, in the aggregate, approximately a 10.3% and 12.4% interest in the Operating Partnership at September 30, 2009 and September 30, 2008, respectively. The Company’s operations are conducted primarily through the Operating Partnership and the old TRS prior to September 1, 2009 and the Operating Partnership, FI LLC, the new TRS and FRIP subsequent to September 1, 2009. Unless the context otherwise requires, the term the “Operating Partnership,” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

We are the sole member of several limited liability companies, including FI LLC (the “L.L.C.s”). The Operating Partnership, the L.L.C.s, FRIP and the new TRS are referred to as the “Consolidated Operating Partnership.” The operating data of the L.L.C.s, FRIP and the new TRS are consolidated with that of the Operating Partnership as presented herein. The Operating Partnership also holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of September 30, 2009, we owned 715 industrial properties (inclusive of developments in process) containing an aggregate of approximately 61.9 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2009, the Other Real Estate Partnerships owned 72 industrial properties containing an aggregate of approximately 7.8 million square feet of GLA.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We believe that we were in compliance with our financial covenants as of September 30, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, our ability to meet our financial covenants may be reduced if economic and capital market conditions limit our property sales and reduce our net operating income below our projections. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financing, asset sales and the repayment of outstanding debt.

•	Capital Retention — We plan to retain capital by making per Unit distributions equivalent to the per share dividends the Company is required to make on its common stock to meet its minimum distribution requirements as a REIT. We did not pay common unit distributions in April 2009, July 2009 or October 2009 and may not pay common unit distributions for the last quarter in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends for 2009, we may elect to make common unit distributions through some combination of cash, common Units and/or the Company’s common shares.

•	Mortgage Financing — During the three and nine months ended September 30, 2009, we originated $41,889 and $185,644, respectively, in mortgage financings with maturities ranging from September 2014 to July 2019 and interest rates ranging from 6.42% to 7.87% (see Note 6). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We are in active discussions with various lenders regarding the origination of additional mortgage financing and the terms and conditions thereof. We expect to use proceeds from our mortgage financings to pay down our debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the three and nine months ended September 30, 2009, we sold 3,034,120 shares of the Company’s common stock, generating approximately $15,920 in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). On September 29, 2009, we agreed to sell in an underwritten public offering 12,500,000 shares, with an underwriters overallotment option to purchase up to 1,875,000 additional shares, of the Company’s common stock at a price to the public of $5.25 per share (see Note 7). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. We expect to use the proceeds from our equity sales to reduce our indebtedness.

•	Asset Sales — During the three and nine months ended September 30, 2009 we sold three industrial properties and several land parcels, and eight industrial properties and several land parcels, respectively, for gross proceeds of $17,563 and $47,471, respectively. We are in various stages of discussions with third parties for the sale of additional properties for the remainder of 2009 and plan to continue to market other properties for sale throughout 2009. We expect to use sales proceeds to pay down additional debt. If we are

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the three and nine months ended September 30, 2009, we repurchased $123,712 and $158,691, respectively, of our senior unsecured notes (including $19,279 of our 2009 Notes prior to their repayment at maturity on June 15, 2009) (see Note 6), at a discount to the principal amounts of the notes. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage and equity financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we could be materially adversely affected.

3.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2008 audited financial statements included in our 2008 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

The 2008 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2008 Form 10-K, and has been revised as the result of the adoption of new accounting principles (mentioned hereafter), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2009 and December 31, 2008, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2009 and September 30, 2008. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2009 and December 31, 2008 and the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2009 and September 30, 2008, and our cash flows for each of the nine months ended September 30, 2009 and September 30, 2008, and all adjustments are of a normal recurring nature.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	September 30,	December 31,
	2009	2008

In-Place Leases	$64,988	$75,282
Less: Accumulated Amortization	(28,943)	(27,426)

	$36,045	$47,856

Above Market Leases	$11,568	$13,130
Less: Accumulated Amortization	(1,869)	(1,866)

	$9,699	$11,264

Tenant Relationships	$23,953	$25,361
Less: Accumulated Amortization	(6,714)	(4,998)

	$17,239	$20,363

Total Deferred Leasing Intangibles, Net	$62,983	$79,483

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	September 30,	December 31,
	2009	2008

Below Market Leases	$35,742	$37,489
Less: Accumulated Amortization	(12,797)	(10,412)

Total Deferred Leasing Intangibles, Net	$22,945	$27,077

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $3,701 and $6,269 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $12,649 and $21,702 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Rental revenues increased by $955 and $1,005 related to amortization of above/(below) market leases for the three months ended September 30, 2009 and September 30, 2008, respectively, and $2,159 and $5,569 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

In May 2009, the FASB issued guidance relating to events that occur subsequent to the reporting date. The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the Quarterly

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report on Form 10-Q for the quarter ended June 30, 2009. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

In April 2009, the FASB issued guidance which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The disclosures are required prospectively and are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We first included the required disclosures in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

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

Effective January 1, 2009 we adopted newly issued guidance from the FASB relating to disclosures about derivatives and hedging activities. This guidance expands the current disclosure requirements and entities must now provide enhanced disclosures on an interim basis and annual basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. See Note 16 for the required disclosures. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

Effective January 1, 2009 we adopted newly issued guidance from the FASB which delayed the effective date relating to fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 13 for the required disclosures. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

Effective January 1, 2009 we adopted newly issued guidance from the Emerging Issues Task Force (“EITF”) regarding the determination of whether instruments granted in share-based payment transactions are participating securities. The guidance required retrospective application. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in the computation of earnings per unit (“EPU”) pursuant to the two-class method. The two-class method determines EPU for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Certain restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. The impact of adopting this guidance decreased previously filed basic and diluted EPU by $0.05 for the nine months ended September 30, 2008.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2009 we adopted newly issued guidance from the Accounting Principles Board (“APB”) regarding accounting for convertible debt instruments that may be settled for cash upon conversion. This guidance requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance requires that the value assigned to the debt component be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. Retrospective application to all periods presented is required.

The equity component of our convertible unsecured notes (the “2011 Exchangeable Notes”) was $7,898 and therefore we retroactively adjusted our Senior Unsecured Debt by this amount as of September 2006. This debt discount has been subsequently amortized and as of September 30, 2009 the principal amount of the 2011 Exchangeable Notes, its unamortized discount and the net carrying amount is $199,000, $3,143 and $195,857, respectively. In addition, we reclassified $194 of the original finance fees incurred in relation to the 2011 Exchangeable Notes to equity as of September 2006. For the three and nine months ended September 30, 2009, we recognized $2,705 and $8,120, respectively, of interest expense related to the 2011 Exchangeable Notes of which $2,311 and $6,936, respectively, relates to the coupon rate and $394 and $1,184, respectively, relates to the debt discount amortization. We anticipate amortizing the remaining debt discount into interest expense through maturity in September 2011. We recognized $3,555 and $(88) as an adjustment to total equity as of December 31, 2008 that represents amortization expense of the discount and the loan fees, respectively, which would have been recognized had the new guidance been effective since the issuance date of our 2011 Exchangeable Notes.

The impact to net income and the loss from continuing operations related to the adoption of the guidance regarding business combinations and convertible debt instruments for the three and nine months ended September 30, 2008 was an increase to general and administrative expense of $22 and $151, respectively, an increase to interest expense of $395 and $1,185, respectively, and a decrease to amortization of deferred financing fees of $10 and $30, respectively.

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

During 2009, one of the limited partnerships of the Other Real Estate Partnerships distributed an industrial property to the Operating Partnership with a carrying value of $1,811.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	September 30,	December 31,
	2009	2008

ASSETS
Assets:
Investment in Real Estate, Net	$281,558	$303,262
Other Assets, Net	54,564	56,505

Total Assets	$336,122	$359,767

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$15,602	$—
Other Liabilities	12,814	11,670
Partners’ Capital	307,706	348,097

Total Liabilities and Partners’ Capital	$336,122	$359,767

Condensed Combined Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Total Revenues, Including Interest Income	$10,724	$9,850	$31,943	$29,002
Property Expenses	(2,901)	(2,956)	(8,941)	(9,531)
Interest Expense	(236)	—	(275)	—
Amortization of Deferred Financing Costs	(8)	—	(9)	—
Depreciation and Other Amortization	(3,714)	(3,862)	(11,876)	(11,985)

Income from Continuing Operations	3,865	3,032	10,842	7,486
Income from Discontinued Operations (Including Gain (Loss) on Sale of Real Estate of $2,381 and $(112) for the Three Months Ended September 30, 2009 and September 30, 2008, respectively, and $3,192 and $33,772 for the Nine Months Ended September 30, 2009 and September 30, 2008, respectively)	2,625	45	3,966	37,197
Loss on Sale of Real Estate	—	—	—	(53)

Net Income	$6,490	$3,077	$14,808	$44,630

5.	Investments in Joint Ventures and Property Management Services

At September 30, 2009, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 46 industrial properties comprising approximately 8.2 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 11 industrial properties comprising

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 4.4 million square feet of GLA, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet and several land parcels and the 2007 Canada Joint Venture owned two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of September 30, 2009, the 2007 Europe Joint Venture does not own any properties.

On September 18, 2009, the Company received a notice from the counterparty in the 2006 Net Lease Co-Investment Program that such counterparty is exercising the buy/sell provision in the program’s governing agreement to either purchase the Company’s 15% interests in the real property assets currently owned by the program or sell to the Company its interests in some or all of such assets, along with an additional real property asset in another program which the Company manages but in which the Company has no ownership interest. The purchasing party for each asset in the program will be required to deposit 10% of the applicable purchase price, as an earnest money deposit, and the remaining 90% will be required to be paid within six months, or other mutually agreed upon time. Under the buy/sell provision, the Company has a 60 day period during which to respond. The Company is still evaluating its alternatives, but anticipates that it will accept the counterparty’s offered price to purchase the Company’s interests in all of the 2006 Net Lease Co-Investment Program’s real property assets. As a result, during the three months ended September 30, 2009, we recognized a $3,879 impairment loss in Equity in Loss of Joint Ventures as a result of the difference between our basis in our 2006 Net Lease Co-Investment Program interest and the offered price, which approximates fair value. Additionally, we recorded an impairment loss of $1,748 in Equity in Loss of Joint Ventures which represents our proportionate share of the impairment loss recorded by the 2006 Net Lease Co-Investment Program related to one industrial property.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however, we are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved. During the three months ended September 30, 2009, our management arrangement for certain industrial properties within the July 2007 Fund was terminated. We received and recorded $866 as a termination fee which is included in Tenant Recoveries and Other Income on the statement of operations for the three and nine months ended September 30, 2009.

At September 30, 2009 and December 31, 2008, we have receivables from the Joint Ventures and the July 2007 Fund of $1,729 and $3,939, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund, reimbursement for other expenditures paid on behalf of the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRSs in their capacity as the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the three and nine months ended September 30, 2009 and September 30, 2008, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Contributions	$449	$3,585	$3,170	$13,999
Distributions	$1,126	$6,636	$8,069	$17,868
Fees	$3,450	$5,969	$9,008	$15,257

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured debt, and Unsecured Line of Credit:

	Outstanding			Effective
	Balance at		Interest	Interest
		(As Adjusted)	Rate at	Rate at
	September 30,	December 31,	September 30,	September 30,
	2009	2008	2009	2009	Maturity Date

					December 2010-
Mortgage Loans Payable, Net	$254,751	$77,396	5.92%-9.25%	4.93%-9.25%	September 2024
Unamortized Premiums	(1,180)	(1,717)

Mortgage Loans Payable, Gross	$253,571	$75,679

Senior Unsecured Debt, Net
2016 Notes	$175,117	$194,524	5.750%	5.91%	01/15/16
2017 Notes	91,053	99,914	7.500%	7.52%	12/01/17
2027 Notes	15,057	15,056	7.150%	7.11%	05/15/27
2028 Notes	199,852	199,846	7.600%	8.13%	07/15/28
2011 Notes	155,831	199,868	7.375%	7.39%	03/15/11
2012 Notes	143,812	199,546	6.875%	6.85%	04/15/12
2032 Notes	49,497	49,480	7.750%	7.87%	04/15/32
2009 Notes	—	124,980	5.250%	4.10%	06/15/09
2014 Notes	106,763	114,921	6.420%	6.54%	06/01/14
2011 Exchangeable Notes*	195,857	195,657	4.625%	5.53%	09/15/11
2017 II Notes	118,186	118,163	5.950%	6.37%	05/15/17

Subtotal	$1,251,025	$1,511,955
Unamortized Discounts	13,063	16,545

Senior Unsecured Debt, Gross	$1,264,088	$1,528,500

Unsecured Line of Credit	$469,588	$443,284	1.281%	1.281%	09/28/12

*	On September 25, 2006, we issued $175,000 of the 2011 Exchangeable Notes which bears interest at a rate of 4.625%. We also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-Allotment Option”). On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes initially issued and outstanding was $200,000. The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of the Company’s common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share which is an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006.

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call is accounted for as a hedge and included in Partners’ Capital because the derivative is indexed to the Company’s own stock and meets the scope exception within the derivative guidance.

During the nine months ended September 30, 2009, we obtained the following mortgage loans:

						Number of		Property
						Industrial		Carrying
						Properties		Value at
Mortgage	Loan	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	September 30,
Financing	Principal	Rate	Date	Date	Period	Mortgage	(In millions)	2009

I	$14,680	7.50%	May 7, 2009	June 5, 2016	25-year	1	0.6	$22,113

II	$62,500	7.75%	May 8, 2009	June 1, 2016	25-year	26	3.1	$93,575

III	$66,575	7.87%	June 3, 2009	July 1, 2019	30-year	24	2.1	$113,435

	$2,000	7.50%	August 27, 2009	September 5, 2014	22-year	1	0.1	$3,622
IV	$5,850	7.60%	August 27, 2009	September 5, 2016	25-year	1	0.2	$10,043
	$5,000	7.60%	August 26, 2009	September 5, 2016	25-year	1	0.2	$6,624

	$7,350	6.95%			25-year	7	0.2	$8,296
V	$4,100	7.05%	September 21, 2009	October 15, 2014	25-year	1	0.1	$5,086
	$8,900	7.05%			25-year	5	0.5	$11,878

VI	$8,689	6.42%	September 24, 2009	November 1, 2014	25-year	2	0.2	$11,552

	$185,644							$286,224

For Mortgage Financings I, II, III and IV, prepayment is prohibited anywhere between 36 and 60 months from loan origination. Thereafter, a prepayment premium is required. Mortgage Financing I requires the payment of a premium equal to 3% of the loan balance if paid during the fifth loan year, 2% during the sixth loan year, 1% during the seventh loan year. No premium shall be due on prepayments made within 45 days of maturity. Mortgage Financings II and III require the payment of a premium equal to the greater of 1% of the loan balance or a yield maintenance amount. No premium shall be due on prepayments made within 90 days of maturity for Mortgage Financing II and 120 days for Mortgage Financing III. Mortgage Financing IV requires the payment of a premium equal to 2% of the loan balance if paid during the fourth loan year, 1% during the fifth loan year for the $2,000 loan, and the payment of a premium equal to 3% of the loan balance if paid during the fifth loan year, 2% during the sixth loan year, 1% during the seventh loan year for the $5,850 and $5,000 loans. No premium shall be due on prepayments made within 45 days of maturity.

Prepayment is not prohibited at any time for Mortgage Financings V and VI, but a prepayment penalty is required. Mortgage Financing V requires the payment of a premium equal to the greater of 1% of the loan balance or a yield maintenance amount. No premium shall be due on prepayments made within 120 days of maturity. Mortgage Financing VI requires the payment of a premium equal to 5% of the outstanding loan balance if paid during the first loan year, 4% during the second loan year, 3% during the third loan year, 2% during the fourth loan year and 1% during the fifth loan year. No premium shall be due on prepayments made within 60 days of maturity.

On June 1, 2009, we paid off and retired our secured mortgage debt maturing in July 2009 in the amount of $5,025.

On June 15, 2009, we paid off and retired our 2009 Notes in the amount of $105,721.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2009, we repurchased and retired the following senior unsecured debt prior to its maturity:

	Principal Amount Repurchased		Purchase Price
	For the	For the	For the	For the
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2009	2009

2009 Notes	$—	$19,279	$—	$19,064
2011 Notes	44,102	44,102	40,438	40,438
2011 Exchangeable Notes	1,000	1,000	870	870
2012 Notes	40,235	55,935	36,606	48,519
2014 Notes	10,000	10,000	7,100	7,100
2016 Notes	19,500	19,500	12,115	12,115
2017 Notes	8,875	8,875	7,098	7,098

	$123,712	$158,691	$104,227	$135,204

In connection with these repurchases prior to maturity, we recognized $18,179 and $22,165 as gain on early retirement of debt for the three and nine months ended September 30, 2009, respectively, which is the difference between the repurchase amount of $104,227 and $135,204, respectively, and the principal amount retired of $123,712 and $158,691, respectively, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $909, $416 and $3, respectively, and $941, $463 and $(60), respectively. In addition, we allocated $22 of the purchase price for our 2011 Exchangeable Notes to the reacquisition of the 2011 Exchangeable Notes equity component.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and Unsecured Line of Credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2009	$995
2010	17,267
2011	364,537
2012	620,999
2013	5,296
Thereafter	978,153

Total	$1,987,247

All of our senior unsecured debt (except for the 2011 Exchangeable Notes) contain certain covenants, including limitations on incurrence of debt and debt service coverage. The Unsecured Line of Credit contains certain covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt and the Unsecured Line of Credit as of September 30, 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value

At September 30, 2009 and December 31, 2008, the fair value of our mortgage loans payable, senior unsecured debt and Unsecured Line of Credit were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Loans Payable	$254,751	$253,457	$77,396	$75,817
Senior Unsecured Debt	1,251,025	984,305	1,511,955	1,033,283
Unsecured Line of Credit	469,588	420,801	443,284	400,849

Total	$1,975,364	$1,658,563	$2,032,635	$1,509,949

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

Unit Contributions:

During the nine months ended September 30, 2009, the Company awarded 35,145 shares of restricted common stock to certain directors of the Company. We issued the same amount of Units to the Company. The restricted common stock had a fair value of approximately $149 on the date of issuance. The restricted common stock awarded to directors vests over a five year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

During the three months ended September 30, 2009, we awarded 27,588 shares of common stock to certain directors. The common stock shares had a fair value of approximately $120 on the date of issuance.

On August 8, 2008, the Company’s DRIP became effective. Under the terms of the DRIP, stockholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discount from the market price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock. Stockholders and non-stockholders may also purchase additional shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds. During the three months ended September 30, 2009, we issued 3,034,120 shares under the direct stock purchase component of the DRIP for approximately $15,920.

On September 29, 2009, we agreed to sell in an underwritten public offering of 12,500,000 shares the Company’s common stock at a price of $5.25 per share that settled on October 5, 2009. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,875,000 shares to cover over-allotments, if any. The underwriters’ option was partially exercised and 1,135,700 additional shares settled on October 5, 2009. The price

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share to the public was $5.25 resulting in gross offering proceeds from the issuance, including from the over-allotment option, and the underwriter’s option of $71,587 in the aggregate. Proceeds to us, net of underwriters’ discount and total expenses, were approximately $67,803.

During the nine months ended September 30, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer. These restricted stock units had a fair value of approximately $6,014 on the date of issuance. Of these restricted stock units, a total of 600,000 (the “Service Awards”) vest in four equal installments on the first, second, third and fourth anniversary of December 31, 2008, and a total of 400,000 (the “Performance Awards”) vest in four installments of up to 100,000 on the first, up to 200,000 on the second, up to 300,000 on the third and up to 400,000 on the fourth year anniversary of December 31, 2008, to the extent certain market conditions are met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and December 31, 2013. Both the Service Awards and Performance Awards require the Chief Executive Officer to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement. The Service Awards are amortized over the four year service period. The Performance Awards are amortized over the service period of each installment.

During the three months ended September 30, 2009, we made a grant of 473,600 restricted stock units to certain members of management. These restricted stock units had a fair value of approximately $1,392 on the date of issuance. The restricted stock units will vest in four installments on the first, second, third and fourth year anniversary of June 30, 2009, to the extent certain service periods and market conditions are both met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and June 30, 2014. The restricted stock units are amortized over the service period of each installment. In conjunction with the issuance of the restricted stock units, the members of management were also granted cash awards with a fair value of $792. The cash awards vest on June 30, 2010 and compensation expense is recognized on a straight-line basis over the service period. In order to receive the restricted stock units and the cash awards, the members of management are required to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreements.

Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On July 1, 2009, the new coupon rate was 6.685%. See Note 16 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes distributions accrued during the nine months ended September 30, 2009:

	Nine Months Ended
	September 30, 2009
	Distribution	Total
	per Unit	Distribution

Series F Preferred Units	$4,724.00	$2,362
Series G Preferred Units	$5,427.00	$1,357
Series J Preferred Units	$13,593.90	$8,156
Series K Preferred Units	$13,593.90	$2,719

8.	Acquisition of Real Estate

During the nine months ended September 30, 2008, we acquired 23 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $277,065, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

During the nine months ended September 30, 2009, we acquired one land parcel. The purchase price of the land parcel was approximately $208, excluding costs incurred in conjunction with the acquisition of the land parcel.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired for the nine months ended September 30, 2009 and September 30, 2008 is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

In-Place Leases	$—	$16,714
Above Market Leases	$—	$61
Tenant Relationships	$—	$6,772
Below Market Leases	$—	$(3,424)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the nine months ended September 30, 2009 and September 30, 2008 is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

In-Place Leases	N/A	98
Above Market Leases	N/A	43
Tenant Relationships	N/A	92
Below Market Leases	N/A	34

9.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the nine months ended September 30, 2009, we sold eight industrial properties comprising approximately 1.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the eight industrial properties and several land parcels were approximately $47,471. The gain on sale of real estate was approximately $12,583, of which $11,862 is shown in discontinued operations. The eight sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the eight sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels that does not meet the criteria to be included in discontinued operations is included in continuing operations.

At September 30, 2009, we had six industrial properties comprising approximately 0.6 million square feet of GLA held for sale. The results of operations of the six industrial properties held for sale at September 30, 2009 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2008 reflects the results of operations of the eight industrial properties that were sold during the nine months ended September 30, 2009, the results of operations of 88 industrial properties that were sold during the year ended December 31, 2008, the results of operations of the six industrial properties identified as held for sale at September 30, 2009 and the gain on sale of real estate relating to 83 industrial properties that were sold during the nine months ended September 30, 2008.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and nine months ended September 30, 2009 and September 30, 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Total Revenues	$987	$4,391	$4,197	$26,818
Property Expenses	(171)	(1,532)	(1,388)	(9,931)
Depreciation and Amortization	(364)	(1,434)	(1,913)	(7,316)
Gain on Sale of Real Estate	4,353	22,660	11,862	132,621
(Provision) Benefit for Income Taxes	(96)	(75)	30	(3,379)

Income from Discontinued Operations	$4,709	$24,010	$12,788	$138,813

At September 30, 2009 and December 31, 2008, we had notes receivables outstanding of approximately $47,912 and $37,512, respectively, which is included as a component of Prepaid Expenses and Other Assets, Net. At September 30, 2009 and December 31, 2008, the fair value of the notes receivables were $43,681 and $31,061, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

10.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

		(As Adjusted)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Interest paid, net of capitalized interest	$88,758	$85,103

Capitalized interest	$281	$6,711

Supplemental schedule of noncash investing and financing activities:
Distribution payable on units	$—	$36,425

Distribution payable on preferred units	$—	$—

Industrial property distribution from Other Real Estate Partnerships:
Investment in real estate and deferred leasing intangibles, net	$1,811	$—
Prepaid expenses and other assets, net	289	—
Accounts payable, accrued expenses and other liabilities, net	(56)	—

Total distribution	$2,044	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(6,444)	$(4,187)
General partnership units	6,444	4,187

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$—	$(450)

Mortgage debt	$—	$(7,852)

Write-off of fully depreciated assets	$(38,082)	$(51,078)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$12,615	$46,734

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

		(As Adjusted)		(As Adjusted)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(2,549)	$(15,052)	$(26,780)	$(27,350)
Gain on Sale of Real Estate, Net of Income Tax	641	—	570	9,152
Preferred Distributions	(4,913)	(4,857)	(14,594)	(14,571)

Loss from Continuing Operations Available	(6,821)	(19,909)	(40,804)	(32,769)
Income from Continuing Operations Allocable to Participating Securities	—	—	—	—

Loss from Continuing Operations Available to Unitholders	$(6,821)	$(19,909)	$(40,804)	$(32,769)

Income from Discontinued Operations, Net of Income Tax	$4,709	$24,010	$12,788	$138,813
Discontinued Operations Allocable to Participating Securities	—	(95)	—	(2,286)

Income from Discontinued Operations Available to Unitholders	$4,709	$23,915	$12,788	$136,527

Net (Loss) Income Available to Unitholders	$(2,112)	$4,101	$(28,016)	$106,044
Net Income Allocable to Participating Securities	—	(95)	—	(2,286)

Net (Loss) Income Available to Unitholders	$(2,112)	$4,006	$(28,016)	$103,758

Denominator:
Weighted Average Units — Basic and Diluted	50,874,196	49,431,399	50,259,442	49,418,057
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.13)	$(0.40)	$(0.81)	$(0.66)

Income from Discontinued Operations Available to Unitholders	$0.09	$0.48	$0.25	$2.76

Net (Loss) Income Available to Unitholders	$(0.04)	$0.08	$(0.56)	$2.10

Participating securities included unvested restricted stock/units outstanding during the respective period that participate in the non-forfeitable distributions of the Operating Partnership. In accordance with the newly issued guidance regarding participating securities, $95 and $2,286 of income was allocated to participating securities for purposes of the EPU computation based on their proportionate share of net income for the three and nine months ended September 30, 2008, respectively. Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three and nine months ended September 30, 2009.

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the three and nine months ended September 30, 2009 and September 30, 2008 as the effect of stock options and restricted units (that are not participating securities) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to unitholders. If the loss from continuing operations available to unitholders had been income, the dilutive effect of stock options and restricted units (that are not participating securities) would have been 0 and 188,990, respectively, for the three months ended September 30, 2009, 0 and 134,342, respectively, for the nine months ended September 30, 2009, 0 and 0, respectively, for the three months ended September 30, 2008, and 1,035 and 0, respectively, for the nine months ended September 30, 2008.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested restricted stock units (that are not participating securities) aggregating 600,000 for the three and nine months ended September 30, 2009 were antidilutive as the issue price of these units was higher than the Company’s average stock price during the respective periods and accordingly, was excluded from dilution computations. There were no restricted units (that are not participating securities) issued in 2008.

Additionally, options to purchase common stock of 141,034 for the three and nine months ended September 30, 2009 and 278,601 and 265,852 for the three and nine months ended September 30, 2008, respectively, were antidilutive as the strike price of these stock options was higher than the Company’s average stock price during the respective periods and accordingly was excluded from our dilution computations.

The 2011 Exchangeable Notes issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

12.	Income Taxes

On August 24, 2009, the Company received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Internal Revenue Code on the tax liquidation of our old TRS. As a result, the Company completed a transaction on September 1, 2009 whereby approximately 75% of the assets formerly held by the old TRS are now held by FI LLC (which is wholly owned by the Operating Partnership). The remaining 25% of the assets are now held by FRIP (which is 99% owned by the new TRS). It is expected that the tax impact of the transaction will be a refund from the IRS of approximately $27,000, which the Company expects to receive before the end of the first quarter in 2010. However, the tax refund could be challenged by the IRS, or delayed by the Company’s filing of the necessary tax returns on a date that is later than anticipated, or by other reasons that the Company does not foresee, any of which may result in a delay or a diminution of the expected tax refund.

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRSs include the following as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

Bad debt expense	$—	$196
Investment in Joint Ventures	1,793	19,621
Fixed assets	1,259	9,625
Prepaid rent	35	494
Capitalized general and administrative expense under 263A	—	3,711
Deferred losses/gains	—	71
Accrued contingency loss	—	377
Restricted stock	—	2,326
Accrual for Restructuring Costs	—	751
Abandoned Project Costs	—	1,150
State net operating loss carrying forward	—	131
Valuation Allowance	(3,059)	(19,501)
Other	513	836

Total deferred tax assets	$541	$19,788

Straight-line rent	(541)	(1,936)
Fixed assets	—	(53)
Capitalized interest under 263A	—	(362)
Other	—	(243)

Total deferred tax liabilities	$(541)	$(2,594)

Total net deferred tax asset	$—	$17,194

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009 and December 31, 2008, the TRSs had net deferred tax assets of $0 and $17,194, after valuation allowances of $3,059 and $19,501 respectively. Included in net income for the TRS for the year ended December 31, 2008 is $39,073 of impairment loss in Equity in (Loss) Income of Joint Ventures. We recorded a valuation allowance to offset the deferred tax asset that was created by these impairments during the year ended December 31, 2008. The deferred tax assets and liabilities of the old TRS were eliminated on September 1, 2009 as FI LLC is a nontaxable entity. The deferred tax assets and liabilities as of September 30, 2009 represent those of the new TRS, and we have recorded a valuation allowance to offset the net deferred tax assets of the new TRS.

Michigan Tax Issue

As of December 31, 2008, we had paid approximately $1,400 (representing tax and interest for the years 1997—2000) to the State of Michigan regarding business loss carryforwards the appropriateness of which is the subject of current litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision approximately $800 (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes.

On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believe there is a very low probability that the Michigan Supreme Court will accept the case. Therefore, in September 2009 the Company reversed its accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of $2,200.

13.	Impairment Charges

We adopted the fair value measurement provisions as of January 1, 2009, for the impairment of long-lived assets recorded at fair value. The new guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In connection with the our periodic review of the carrying values of our properties and due to continuing softness of the economy in certain markets and indications of current market values for comparable properties, we determined in the third quarter of 2009 that an impairment loss in the amount of $6,934 should be recorded to a certain property comprised of 0.2 million square feet of GLA in the Inland Empire market in California.

Additionally, during the three months ended September 30, 2009, we recorded a $3,879 impairment charge on our 2006 Net Lease Co-Investment Program interest (see Note 5).

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about our impairment charges that were measured on a fair value basis for the nine months ended September 30, 2009. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements at
		September 30, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable	Total
	September 30,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived assets held and used	$3,830	—	—	$3,830	$(6,934)
Unconsolidated Joint Venture investments	$3,645	—	—	$3,645	$(3,879)

The non-cash impairment charge related to our consolidated asset is based upon the difference between the fair value of the property and its carrying value. The non-cash impairment charge related to our unconsolidated Joint Venture investments is based upon the difference between the fair value of our equity interest and our carrying value. The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sale transactions and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring the fair value of an investment, however; in certain circumstances, a single valuation technique may be appropriate.

14.	Restructuring Costs

On October 24, 2008, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) committed the Company to a plan to reduce organizational and overhead costs (the “Plan”). On December 12, 2008, the Committee and on February 25, 2009, the Board committed the Company to certain modifications to the Plan consisting of further organizational and overhead cost reductions. On September 25, 2009, the Committee committed the Company to certain additional modifications to the Plan consisting of further organizational and overhead cost reductions. Implementation of these further cost reductions has begun and is expected to conclude during the fourth quarter of 2009.

For the three and nine months ended September 30, 2009, we recorded as restructuring costs a pre-tax charge of $1,380 and $6,196, respectively, to provide for employee severance and benefits ($1,203 and $5,284, respectively), costs associated with the termination of certain office leases ($(33) and $386, respectively) and other costs ($210 and $526, respectively) associated with implementing the restructuring plan. Included in employee severance costs is $219 and $2,978, respectively, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the three and nine months ended September 30, 2009. At September 30, 2009, we have $2,493 included in Accounts Payable, Accrued Expenses and Other Liabilities related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

15.	Stock Based Compensation

We recognized $2,826 and $4,592 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $10,873 and $12,776 for the nine months ended September 30, 2009 and September 30, 2008, respectively, in compensation expense related to restricted stock/unit awards, of which $0 and $484, respectively, was capitalized for the three months ended September 30, 2009 and September 30, 2008, and $45 and $1,255, respectively, was capitalized for the nine months ended September 30, 2009 and September 30, 2008, in connection with development activities. At September 30, 2009, we have $12,302 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.21 years. We did not award options to our employees or directors during the nine months ended

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009 and September 30, 2008 and all outstanding options are fully vested; therefore, no stock-based employee compensation expense related to options is included in Net (Loss) Income Available to Unitholders and Participating Securities.

On October 23, 2008, we granted stock appreciation rights (“SARs”) to our former interim Chief Executive Officer (who is currently Chairman of the Board of Directors of the Company) that entitles him to a special cash payment equal to the appreciation in value of 75,000 shares of our common stock. The payment is to be based on the excess of the closing price of our common stock on October 22, 2009 over $7.94, the closing price on the grant date. The award fully vested during the three months ended December 31, 2008 upon his acceptance of the position. Since the closing price of our stock on October 22, 2009 was less than $7.94, no payment was made.

At September 30, 2009, the fair value of the stock appreciation rights was determined using the Black-Scholes option pricing model with the following assumptions:

September 30,
2009

Stock price	$5.25
Exercise price	$7.94
Expected dividend yield	0.0%
Expected stock volatility	128.4%
Risk-free interest rate	0.41%
Expected life (years)	0.06
Value	$0.09

For the three and nine months ended September 30, 2009, we recognized compensation expense of $(56) and $(190), respectively, based on the fair value of the SARs.

During the nine months ended September 30, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer and during the three months ended September 30, 2009, we made a grant of 473,600 restricted stock units to certain members of management (see Note 7).

16.	Derivatives

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

In January 2008, we entered into two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. On March 20, 2009, the fair value of Forward Starting Agreement 1 was a liability of $4,442 and on April 6, 2009, the fair value of Forward Starting Agreement 2 was a liability of $4,023. These amounts are included in Other Comprehensive Income (“OCI”) and will be amortized over five years, which is the life of the Forward Starting Agreement 1 and Forward Starting Agreement 2, as an increase to interest expense. On May 8, 2009, we settled the Forward Starting Agreement 1 and paid the counterparty $4,105 and on June 3, 2009 we settled the Forward Starting Agreement 2 and paid the counterparty $3,386. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt was locked until settlement is $974 for the nine months ended September 30, 2009, respectively, and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements in the statement of operations.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $1,999 into net income by increasing interest expense for the Forward Starting Agreement 1 and Forward Starting Agreement 2 and similar interest rate protection agreements we settled in previous periods.

As of September 30, 2009, we also have an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. We anticipate, based on ongoing evaluation of effectiveness, that the Interest Rate Swap Agreement will continue to be highly effective, and, as a result, the change in the fair value is shown in OCI.

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On July 1, 2009, the new coupon rate was 6.685% (see Note 7). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. Quarterly payments or receipts are treated as a component of the mark to market gains or losses.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheet as of September 30, 2009:

		Fixed			Fair Value As of	Fair Value As of
Hedge Product	Notional Amount	Pay Rate	Trade Date	Maturity Date	September 30, 2009	December 31, 2008

Derivatives designated as hedging instruments:
Forward-Starting Agreement 1	$59,750	4.0725%	January 2008	May 15, 2014	$—	$(3,429)
Forward-Starting Agreement 2	59,750	4.0770%	January 2008	May 15, 2014	—	(3,452)
Interest Rate Swap Agreement	50,000	2.4150%	March 2008	April 1, 2010	(519)	(858)

Total derivatives designated as hedging instruments	$169,500				$(519)	$(7,739)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	(867)	(3,073)

Total Derivatives	$219,500			Total	$(1,386)	$(10,812)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. For the three months ended September 30, 2009, the quarterly payable was $116.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and nine months ended September 30, 2009 and September 30, 2008.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
Interest Rate Products*	Location on Statement	2009	2008	2009	2008

Income (Loss) Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$163	$(1,796)	$(1,245)	$1,614
Amortization Reclassified from OCI into Income	Interest Expense	$(479)	$206	$(311)	$584
Gain Recognized in Income (Unhedged Position)	Mark-to-Market Gain on Interest Rate Protection Agreements	$—	$—	$974	$—

*	Includes Forward Starting Agreement 1, Forward Starting Agreement 2, Interest Rate Swap Agreement and interest rate protection agreements settled in previous periods.

Additionally as of September 30, 2009, one of the Joint Ventures has interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships are considered highly effective and as such, for the three and nine months ended September 30, 2009, we recorded $306 and $919 in unrealized gain, respectively, representing our 10% share, offset by $149 and $390 of income tax provision, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. For the three and nine months ended September 30, 2008, we recorded $(134) and $73 in unrealized (loss) gain, respectively, representing our 10% share, net of $52 and $(32) of income tax benefit (provision), respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swap Agreement	$519	—	$519	—
Series F Agreement	$983	—	—	$983

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a reconciliation of our liabilities classified as Level 3 at September 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance at December 31, 2008	$(3,073)
Total unrealized gains:
Mark-to-Market Gain on Series F Agreement	2,090

Ending liability balance at September 30, 2009	$(983)

17.	Commitments and Contingencies

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

At December 31, 2008 our investment in the 2005 Development/Repositioning Joint Venture was $0. This investment balance was written down to $0 due to impairment losses we recorded in the year ended December 31, 2008. At September 30, 2009 our investment in the 2005 Development/Repositioning Joint Venture is $(2,471) and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations at the venture.

At September 30, 2009, we had 16 letters of credit outstanding in the aggregate amount of $5,003. These letters of credit expire between December 2009 and September 2010.

18.	Related Party Transactions

At September 30, 2009, we have a payable balance of $13,049 to a wholly-owned entity of the Company. At December 31, 2008, we had a payable balance of $18,076 to a wholly-owned entity of the Company.

19.	Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from October 1, 2009 through the filing date of this Quarterly Report on Form 10-Q, November 9, 2009.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From October 1, 2009 to November 9, 2009, the Consolidated Operating Partnership sold one industrial property for approximately $3,800 of gross proceeds. There were no industrial properties acquired.

Subsequent to October 1, 2009, we repurchased and retired $12,590 of our senior unsecured debt at a weighted average repurchase price of 85.069% of par. In connection with the partial retirements, we will recognize approximately $1,392 as gain on early retirement of debt.

Subsequent to October 1, 2009, we obtained three mortgage loans in the amounts of $27,780, $14,818 and $11,375. The mortgages are collateralized by 14 industrial properties totaling approximately 1.9 million square feet of GLA. The mortgages bear interest at fixed rates between 6.75% and 7.60%. The mortgages mature between September 30, 2012 and November 5, 2014.

On October 5, 2009, we issued 13,635,700 shares of $.01 par value common stock. See Note 7 for further information.

On November 6, 2009, legislation was signed that allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. Previously, net operating losses could be carried back only two years. As a result of the new law, the Company expects to file for a carryback of additional losses that would result in an additional tax refund of approximately $10,000 to $15,000 from the tax liquidation of the old TRS. This additional loss carryback will result in a tax benefit to be recorded in the fourth quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically, changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts), our ability to qualify and maintain our status as a real estate investment trust, availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties, availability and attractiveness of terms of additional debt repurchases, interest rates, our credit agency ratings, our ability to comply with applicable financial covenants, competition, changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in our current and proposed market areas, difficulties in consummating acquisitions and dispositions, risks related to our investments in properties through joint ventures, environmental liabilities, slippages in development or lease-up schedules, tenant creditworthiness, higher-than-expected costs, changes in asset valuations and related impairment charges, changes in general accounting principles, policies and guidelines applicable to real estate investment trusts, international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), in the Operating Partnership’s subsequent quarterly reports on Form 10-Q, and in Item 1A, “Risk Factors,” in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. Unless the context otherwise requires, the term the “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries. Effective September 1, 2009, our taxable REIT subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable REIT subsidiary, First Industrial Investment Properties, Inc. (the “new TRS”, which, collectively with the old TRS, will be referred to as the “TRSs”), which is wholly owned by FI LLC (see Note 12 to the Consolidated Financial Statements).

GENERAL

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner of the Operating Partnership is First Industrial Realty Trust, Inc. (the “Company”), a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company owns common units in the Operating Partnership (“Units”) representing an approximate 89.7% and 87.6% ownership interest at September 30, 2009 and September 30, 2008, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership (“Preferred Units”) with an aggregate liquidation priority of $275.0 million at September 30, 2009. The limited partners of the Operating Partnership own, in the aggregate, an approximate 10.3% and 12.4% interest in the Operating Partnership at September 30, 2009 and September 30, 2008, respectively. The Company’s operations are conducted primarily through the Operating Partnership and the old TRS prior to September 1, 2009 and the Operating Partnership, FI LLC, the new TRS and FRIP subsequent to September 1, 2009.

We are the sole member of several limited liability companies, including FI LLC (the “L.L.C.s”). We hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

Our financial statements report the Operating Partnership, L.L.C.s, FRIP and the new TRS (the “Consolidated Operating Partnership”) on a consolidated basis.

As of September 30, 2009, we owned 715 industrial properties (inclusive of developments in process) containing an aggregate of approximately 61.9 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2009, the Other Real Estate Partnerships owned 72 industrial properties containing an aggregate of approximately 7.8 million square feet of GLA.

Separate wholly-owned limited liability companies of which the Operating Partnership or the old TRS, prior to September 1, 2009, and the Operating Partnership and FRIP subsequent to September 1, 2009 is the sole member, also own noncontrolling equity interests in, and provide services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture;” together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties.

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

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties and our Joint Ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our and our Joint Ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties and our Joint Ventures’ properties (as discussed below), for our distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties and our Joint Ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our or our Joint Ventures’ tenants were unable to pay rent (including tenant recoveries) or if we or our Joint Ventures were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

We also generate income from the sale of our properties and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis and land). The Consolidated Operating Partnership itself, and through our various Joint Ventures, is continually engaged in, and our income growth is dependent, in part, on systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we and our Joint Ventures sell, on an ongoing basis, select properties or land. The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Also, a significant portion of our proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

We believe that we were in compliance with our financial covenants as of September 30, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financing, asset sales and the repayment of outstanding debt.

•	Capital Retention — We plan to retain capital by making per Unit distributions equivalent to the per share dividends the Company is required to make on its common stock to meet its minimum distribution requirements as a REIT. We did not pay common unit distributions in April 2009, July 2009 or October 2009 and may not pay common unit distributions for the last quarter in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends for 2009, we may elect to make common unit distributions through some combination of cash, common Units and/or the Company’s common shares.

•	Mortgage Financing — During the three and nine months ended September 30, 2009, we originated $41.9 and $185.6 million, respectively, in mortgage financings with maturities ranging from September 2014 to July 2019 and interest rates ranging from 6.42% to 7.87% (See Note 6 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We are in active discussions with various lenders regarding the origination of additional mortgage financing and the terms and conditions thereof. We expect to use proceeds from our mortgage financings to pay down our debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the three and nine months ended September 30, 2009, we sold 3,034,120 shares of the company’s common stock, generating approximately $15.9 million in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). On September 29, 2009, we agreed to sell in an underwritten public offering 12,500,000 shares, with an underwriters overallotment option to purchase up to 1,875,000 additional shares, of the Company’s common stock at a price to the public of $5.25 per share (see Note 6). We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the direct stock purchase component of the DRIP. We expect to use the proceeds from our equity sales to reduce our indebtedness.

•	Asset Sales — During the three and nine months ended September 30, 2009 we sold three industrial properties and several land parcels, and eight industrial properties and several land parcels, respectively, for gross proceeds of $17.6 million and $47.5 million, respectively. We are in various stages of discussions with third parties for the sale of additional properties for the remainder of 2009 and plan to continue to market other properties for sale throughout 2009. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the three and nine months ended September 30, 2009, we repurchased $123.7 million and $158.7 million, respectively, of our senior unsecured notes (including $19.3 million of our 2009 Notes prior to their repayment at maturity on June 15, 2009) (see Note 6 to the Consolidated Financial Statements) at a substantial discount to the principal amounts of the notes. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage and equity financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we could be materially adversely affected.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Our net (loss) income available to unitholders and participating securities was $(28.0) million and $106.0 million for the nine months ended September 30, 2009, and September 30, 2008, respectively. Basic and diluted net (loss) income available to unitholders were $(0.56) per unit and $2.10 per unit for the nine months ended September 30, 2009, and September 30, 2008, respectively.

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2009 and September 30, 2008. Same store properties are properties owned prior to January 1, 2008 and held as an operating property through September 30, 2009 and developments and redevelopments that were placed in service prior to January 1, 2008 or were substantially completed for 12 months prior to January 1, 2008. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2007 and held as an operating property through September 30, 2009. Sold properties are properties that were sold subsequent to December 31, 2007. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2008 or b) placed in service prior to January 1, 2008. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as general contractor or development manager to construct industrial properties and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the nine months ended September 30, 2009 and September 30, 2008, the occupancy rates of our same store properties were 83.2% and 87.6%, respectively.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$196,846	$211,740	$(14,894)	(7.0)%
Acquired Properties	17,383	7,625	9,758	128.0%
Sold Properties	1,379	23,595	(22,216)	(94.2)%
(Re)Developments and Land, Not Included Above	14,029	5,581	8,448	151.4%
Other	13,912	22,405	(8,493)	(37.9)%

	$243,549	$270,946	$(27,397)	(10.1)%
Discontinued Operations	(4,197)	(26,818)	22,621	(84.4)%

Subtotal Revenues	$239,352	$244,128	$(4,776)	(2.0)%

Construction Revenues	52,703	101,600	(48,897)	(48.1)%

Total Revenues	$292,055	$345,728	$(53,673)	(15.5)%

Revenues from same store properties decreased $14.9 million due primarily to a decrease in occupancy, a decrease in tenant recoveries and a decrease of $1.8 million in lease termination fees. Revenues from acquired properties increased $9.8 million due to the 24 industrial properties acquired subsequent to December 31, 2007 totaling approximately 3.0 million square feet of GLA, as well as acquisitions of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $22.2 million due to the 97 industrial properties sold subsequent to December 31, 2007 totaling approximately 8.6 million square feet of GLA. Revenues from (re)developments and land increased $8.4 million primarily due to an increase in occupancy. Other revenues decreased $8.5 million due primarily to a decrease in fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues decreased $48.9 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$65,474	$68,192	$(2,718)	(4.0)%
Acquired Properties	4,243	1,450	2,793	192.6%
Sold Properties	496	8,270	(7,774)	(94.0)%
(Re)Developments and Land, Not Included Above	5,362	3,854	1,508	39.1%
Other	10,960	11,805	(845)	(7.2)%

	$86,535	$93,571	$(7,036)	(7.5)%
Discontinued Operations	(1,388)	(9,931)	8,543	(86.0)%

Total Property Expenses	$85,147	$83,640	$1,507	1.8%

Construction Expenses	50,567	96,628	(46,061)	(47.7)%

Total Property and Construction Expenses	$135,714	$180,268	$(44,554)	(24.7)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.7 million due primarily due to a decrease in real estate tax expense and repairs and maintenance expense. Property expenses from acquired properties increased $2.8 million due to properties acquired subsequent to December 31, 2007. Property expenses from sold properties decreased $7.8 million due to properties sold subsequent to December 31, 2007. Property expenses from (re)developments and land increased $1.5 million due primarily to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $0.8 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a decrease in employee headcount. Construction expenses decreased $46.1 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $34.1 million, or 53.2%, due primarily to a decrease in compensation resulting from a decrease in employee headcount and a decrease in incentive compensation, as well as a decrease in professional services, marketing and travel and entertainment expenses.

During the first quarter of 2009, the Board of Directors committed the Company to a plan to further reduce organizational and overhead costs. On September 25, 2009, the Compensation Committee committed the Company to certain additional modifications to the plan consisting of further organizational and overhead cost reductions. Implementation of these further cost reductions has begun and is expected to conclude during the fourth quarter of 2009. For the nine months ended September 30, 2009, we incurred $6.2 million in restructuring charges related to employee severance and benefits ($5.3 million), costs associated with the termination of certain office leases ($0.4 million) and other costs ($0.5 million) associated with implementing the restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $0.8 million of additional restructuring charges in subsequent quarters. We also anticipate a reduction of general and administrative expense in the remainder of 2009 compared to 2008 as a result of the employee terminations and office closings that have been a part of our restructuring plan.

In connection with our periodic review of the carrying values of our properties and due to continuing softness of the economy in certain markets, we determined in the third quarter of 2009 that an impairment loss in the amount of $6.9 million should be recorded to a certain property in the Inland Empire market. The non-cash impairment charge is based upon the difference between the fair value of the property and its carrying value. Additional impairment charges may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$83,274	$95,491	$(12,217)	(12.8)%
Acquired Properties	9,137	6,533	2,604	39.9%
Sold Properties	671	5,904	(5,233)	(88.6)%
(Re)Developments and Land, Not Included Above and Other	7,018	4,322	2,696	62.4%
Corporate Furniture, Fixtures and Equipment	1,669	1,513	156	10.3%

	$101,769	$113,763	$(11,994)	(10.5)%
Discontinued Operations	(1,913)	(7,316)	5,403	(73.9)%

Total Depreciation and Other Amortization	$99,856	$106,447	$(6,591)	(6.2)%

Depreciation and other amortization for same store properties decreased $12.2 million due primarily to accelerated depreciation and amortization taken during the nine months ended September 30, 2008 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $2.6 million due to properties acquired subsequent to December 31, 2007. Depreciation and other amortization from sold properties decreased $5.2 million due to properties sold subsequent to December 31, 2007. Depreciation and other amortization for (re)developments and land and other increased $2.7 million due primarily to an increase in the substantial completion of developments.

Interest income decreased $0.6 million, or 22.3%, primarily due to a decrease in the weighted average interest rate earned on our cash accounts during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

Interest expense increased approximately $2.0 million, or 2.4%, primarily due to a decrease in capitalized interest for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 and an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2009 ($2,070.2 million), as compared to the nine months ended September 30, 2008 ($2,021.1 million), partially offset by a decrease in the weighted average interest rate for the nine months ended September 30, 2009 (5.59%), as compared to the nine months ended September 30, 2008 (6.01%).

Amortization of deferred financing costs remained relatively unchanged.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $2.2 million in mark to market gain, offset by a $0.3 million quarterly payment, which is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the nine months ended September 30, 2009.

In January 2008, we entered into two forward starting swaps each with a notional value of $59.8 million, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, we recognized a $22.2 million gain from early retirement of debt due to the partial repurchase of seven series of our senior unsecured debt. For the nine months ended September 30, 2008, we recognized a $2.7 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

Equity in income of Other Real Estate Partnerships decreased $29.5 million, or 66.8%, primarily due to a decrease in gain on sale of real estate for the Other Real Estate Partnerships for the nine months ended September 30, 2009.

Equity in income of Joint Ventures decreased approximately $11.6 million, or 159.1%, due primarily to impairment losses of $5.6 million we recorded to the 2006 Net Lease Co-Investment Program as a result of adverse conditions in the credit and real estate markets, as well as a decrease in our economic share of gains and earn-outs on property sales as a result of a decline in property sales from the 2005 Development/Repositioning Joint Venture during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) increased $9.9 million, or 998.6%, due primarily to a loss carryback generated from the tax liquidation of the old TRS, a decrease in state income taxes due to the reversal of prior tax expense related to a favorable court decision on business loss carryforwards in the State of Michigan, a decrease in gain on sale of real estate, a decrease in our pro rata share of gain on sale of real estate from our Joint Ventures and restructuring charges taken during the nine months ended September 30, 2009, substantially offset by a decrease in general and administrative expense within the TRSs for the nine months ended September 30, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the nine months ended September 30, 2009 and September 30, 2008:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	($ in 000’s)

Total Revenues	$4,197	$26,818
Property Expenses	(1,388)	(9,931)
Depreciation and Amortization	(1,913)	(7,316)
Gain on Sale of Real Estate	11,862	132,621
Benefit (Provision) for Income Taxes	30	(3,379)

Income from Discontinued Operations	$12,788	$138,813

Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2009 reflects the results of operations and gain on sale of real estate relating to eight industrial properties that were sold during the nine months ended September 30, 2009 and the results of operations of six properties that were identified as held for sale at September 30, 2009.

Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2008 reflects the gain on sale of real estate relating to 83 industrial properties that were sold during the nine months ended September 30, 2008 and reflects the results of operations of 88 industrial properties that were sold during the year ended December 31, 2008, eight industrial properties that were sold during the nine months ended September 30, 2009 and six industrial properties identified as held for sale at September 30, 2009.

The $0.7 million gain on sale of real estate for the nine months ended September 30, 2009 resulted from the sale of several land parcels that do not meet the criteria established for inclusion in discontinued operations. The $12.1 million gain on sale of real estate for the nine months ended September 30, 2008 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established for inclusion in discontinued operations.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Our net (loss) income available to unitholders and participating securities was $(2.1) and $4.1 million for the three months ended September 30, 2009, and September 30, 2008, respectively. Basic and diluted net (loss) income available to unitholders were $(0.04) per unit and $0.08 per unit for the three months ended September 30, 2009, and September 30, 2008, respectively.

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the three months ended September 30, 2009 and September 30, 2008. Same store properties are properties owned prior to January 1, 2008 and held as an operating property through September 30, 2009 and developments and redevelopments that were placed in service prior to January 1, 2008 or were substantially completed for 12 months prior to January 1, 2008. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2007 and held as an operating property through September 30, 2009. Sold properties are properties that were sold subsequent to December 31, 2007. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2008 or b) placed in service prior to January 1, 2008. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as general contractor or development manager to construct industrial properties and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of the Consolidated Operating Partnership’s maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended September 30, 2009 and September 30, 2008, the occupancy rates of our same store properties were 82.0% and 87.2%, respectively.

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$64,049	$68,116	$(4,067)	(6.0)%
Acquired Properties	5,760	3,943	1,817	46.1%
Sold Properties	79	3,277	(3,198)	(97.6)%
(Re)Developments and Land, Not Included Above	4,522	2,761	1,761	63.8%
Other	5,105	7,693	(2,588)	(33.6)%

	$79,515	$85,790	$(6,275)	(7.3)%
Discontinued Operations	(987)	(4,391)	3,404	(77.5)%

Subtotal Revenues	$78,528	$81,399	$(2,871)	(3.5)%

Construction Revenues	15,954	45,202	(29,248)	(64.7)%

Total Revenues	$94,482	$126,601	$(32,119)	(25.4)%

Revenues from same store properties decreased $4.1 million due primarily to a decrease in occupancy and a decrease in tenant recoveries. Revenues from acquired properties increased $1.8 million due to the 24 industrial properties acquired subsequent to December 31, 2007 totaling approximately 3.0 million square feet of GLA, as well as acquisitions of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $3.2 million due to the 97 industrial properties sold subsequent to December 31, 2007 totaling approximately 8.6 million square feet of GLA. Revenues from (re)developments and land increased $1.8 million primarily due to an increase in occupancy. Other revenues decreased $2.6 million due primarily to a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration and a decrease in fees earned from our Joint Ventures. Construction revenues decreased $29.2 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$20,892	$21,797	$(905)	(4.2)%
Acquired Properties	1,903	665	1,238	186.2%
Sold Properties	(178)	1,116	(1,294)	(115.9)%
(Re)Developments and Land, Not Included Above	1,149	1,385	(236)	(17.0)%
Other	3,875	3,727	148	4.0%

	$27,641	$28,690	$(1,049)	(3.7)%
Discontinued Operations	(171)	(1,532)	1,361	(88.8)%

Total Property Expenses	$27,470	$27,158	$312	1.1%

Construction Expenses	14,895	41,895	(27,000)	(64.4)%

Total Property and Construction Expenses	$42,365	$69,053	$(26,688)	(38.6)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.9 million primarily due to a decrease in real estate tax expense. Property expenses from acquired properties increased $1.2 million due to properties acquired subsequent to December 31, 2007. Property expenses from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2007. Property expenses from (re)developments and land decreased $0.2 million due primarily to a decrease in real estate tax expense and bad debt expense. Other expense remained relatively unchanged. Construction expenses decreased $27.0 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $9.6 million, or 53.1%, primarily due to a decrease in compensation resulting from a decrease in employee headcount, as well as a decrease in professional services, marketing and travel and entertainment expenses.

The Board of Directors committed the Company to a plan to reduce organizational and overhead costs. For the three months ended September 30, 2009, we incurred $1.4 million in restructuring charges primarily related to employee severance and benefits.

During the three months ended September 30, 2009, we recorded a impairment loss in the amount of $6.9 million on one industrial property in Inland Empire, California as a result of adverse conditions in the credit and real estate markets.

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$27,723	$29,535	$(1,812)	(6.1)%
Acquired Properties	2,930	3,738	(808)	(21.6)%
Sold Properties	49	973	(924)	(95.0)%
(Re)Developments and Land, Not Included Above and Other	2,455	1,500	955	63.7%
Corporate Furniture, Fixtures and Equipment	526	539	(13)	(2.4)%

	$33,683	$36,285	$(2,602)	(7.2)%
Discontinued Operations	(364)	(1,434)	1,070	(74.6)%

Total Depreciation and Other Amortization	$33,319	$34,851	$(1,532)	(4.4)%

Depreciation and other amortization for same store properties decreased $1.8 million due primarily to accelerated depreciation and amortization taken during the three months ended September 30, 2008 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties decreased $0.8 million primarily due to accelerated depreciation and amortization taken during the three months ended September 30, 2008 attributable to a tenant that did not renew its lease. Depreciation and other amortization from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2007. Depreciation and other amortization for (re)developments and land and other increased $1.0 million due primarily to an increase in the substantial completion of developments.

Interest income decreased $0.2 million, or 17.5%, primarily due to a decrease in the weighted average interest rate earned on our cash accounts, partially offset by an increase in the average mortgage loans receivable outstanding during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

Interest expense increased approximately $1.8 million, or 6.8%, primarily due to a decrease in capitalized interest for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 and an increase in the weighted average debt balance outstanding for the three months ended September 30, 2009 ($2,030.8 million), as compared to the three months ended September 30, 2008 ($1,984.8 million), partially offset by a decrease in the weighted average interest rate for the three months ended September 30, 2009 (5.64%), as compared to the three months ended September 30, 2008 (5.90%).

Amortization of deferred financing costs remained relatively unchanged.

We recorded $0.5 million in mark to market loss, as well as a $0.1 million quarterly payment, on the Series F Agreement which is included in Mark to Market Loss on Interest Rate Protection Agreements in earnings for the three months ended September 30, 2009.

For the three months ended September 30, 2009, we recognized an $18.2 million gain from early retirement of debt due to the partial repurchase of seven series of our senior unsecured debt. For the three months ended September 30, 2008, we recognized a $1.3 million gain from early retirement of debt due to the partial repurchase of a series of our senior unsecured debt.

Equity in income of Other Real Estate Partnerships increased $3.4 million, or 111.6%, primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships for the three months ended September 30, 2009.

Equity in income of Joint Ventures decreased approximately $6.6 million, or 912.3%, due primarily to impairment losses of $5.6 million we recorded to the 2006 Net Lease Co-Investment Program as a result of adverse conditions in the credit and real estate markets, as well as a decrease in our economic share of gains and earn-outs on property sales as a result of a decline in property sales from the 2005 Development/Repositioning Joint Venture and the 2005 Core Joint Venture during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) increased $4.4 million, or 220.1%, due primarily to a loss carryback generated from the tax liquidation of the old TRS, a decrease in fees earned from our Joint Ventures and a decrease in state income taxes due to the reversal of prior tax expense related to a favorable court decision on business loss carryforwards in the State of Michigan, substantially offset by a decrease in general and administrative expense within the TRS for the three months ended September 30, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended September 30, 2009 and September 30, 2008:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	($ in 000’s)

Total Revenues	$987	$4,391
Property Expenses	(171)	(1,532)
Depreciation and Amortization	(364)	(1,434)
Gain on Sale of Real Estate	4,353	22,660
Benefit (Provision) for Income Taxes	(96)	(75)

Income from Discontinued Operations	$4,709	$24,010

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2009 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended September 30, 2009 and the results of operations of six properties that were identified as held for sale at September 30, 2009.

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2008 reflects the gain on sale of real estate relating to 18 industrial properties that were sold during the three months ended September 30, 2008 and reflects the results of operations of 88 industrial properties that were sold during the year ended December 31, 2008, three industrial properties that were sold during the three months ended September 30, 2009 and six industrial properties identified as held for sale at September 30, 2009.

The $0.3 million gain on sale of real estate for the three months ended September 30, 2009 resulted from the sale of several land parcels that do not meet the criteria established for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our cash was approximately $17.9 million.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and dividends and distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided from operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by making per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We did not pay common unit distributions in April 2009, July 2009 or October 2009 and may not pay distributions in the last quarter in 2009 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2009, we may elect to make distributions through some combination of cash, common Units, and/or the Company’s common shares.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the long-term unsecured and secured indebtedness and additional Units and preferred Units.

At September 30, 2009, borrowings under our Unsecured Line of Credit bore interest at a weighted average interest rate of 1.281%. Our Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of November 9, 2009, we had approximately $137.9 million available for additional borrowings under our Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if 2009 economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing could increase and our ability to access certain financial markets may be limited.

Nine Months Ended September 30, 2009

Net cash provided by operating activities of approximately $62.2 million for the nine months ended September 30, 2009 was comprised primarily of distributions from our industrial real estate Joint Ventures of approximately $1.1 million and adjustments for non-cash items of approximately $87.5 million offset by the net loss of approximately $13.4 million and the net change in operating assets and liabilities of approximately $13.0 million. The adjustments for the non-cash items of approximately $87.5 million are primarily comprised of depreciation and amortization of approximately $116.2 million, the provision for bad debt of $2.7 million, the impairment of real estate of $6.9 million and equity in loss of Joint Ventures of approximately $4.3 million, partially offset by the gain on sale of real estate of approximately $12.6 million, the gain on early retirement of debt of approximately $22.2 million, mark to market gain related to the Series F Agreement and the Forward Starting Swap Agreement 1 and Forward Starting Agreement 2 of approximately $2.9 million and the effect of the straight-lining of rental income of approximately $4.9 million.

Net cash provided by investing activities of approximately $18.6 million for the nine months ended September 30, 2009 was comprised primarily of the net proceeds from the sale of investment in real estate, distributions from the Other Real Estate Partnerships, distributions from our Joint Ventures and the repayments on our mortgage loan receivables offset by, the acquisition of real estate, development of real estate, capital expenditures related to the improvement of existing real estate, investments in and advances to the Other Real Estate Partnerships and contributions to and investments in our Joint Ventures.

We invested approximately $3.2 million in, and received total distributions of approximately $8.1 million from our Joint Ventures. As of September 30, 2009, our industrial real estate Joint Ventures owned 118 industrial properties comprising approximately 22.6 million square feet of GLA and several land parcels.

During the nine months ended September 30, 2009, we sold eight industrial properties comprising approximately 1.2 million square feet of GLA and several land parcels. Net proceeds from the sales of the eight industrial properties and several land parcels were approximately $32.0 million.

Net cash used in financing activities of approximately $65.5 million for the nine months ended September 30, 2009 was derived primarily of repayments on our unsecured notes and mortgage loans payable, payments of debt issuance costs, other costs from the origination of mortgages, general partnership and limited partnership units and preferred general partnership unit distributions, offering costs, the repurchase of restricted units and repurchase of the equity component of the exchangeable notes, offset by proceeds from ten new mortgage financings, proceeds from the issuance of common stock and borrowings on our Unsecured Line of Credit.

During the nine months ended September 30, 2009, we received proceeds from $185.6 million in mortgage financing. During the nine months ended September 30, 2009, we paid off and retired the remaining $105.7 million 2009 Notes at their maturity. Prior to the payoff and retirement of the 2009 Notes, we repurchased and retired $19.3 million of our 2009 Notes for a purchase price of $19.1 million. Additionally, during the nine months ended September 30, 2009, we repurchased and retired $139.4 million of our other Unsecured Notes at a purchase price of $116.1 million.

On August 8, 2008, the Company’s DRIP became effective. During the nine months ended September 30, 2009, we issued 3,034,120 shares under the direct stock purchase component of the DRIP for approximately $15.9 million.

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

At September 30, 2009, approximately $1,555.8 million (approximately 78.8% of total debt at September 30, 2009) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $419.6 million (approximately 21.2% of total debt at September 30, 2009) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at September 30, 2009, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.5 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at September 30, 2009. One consequence of the recent turmoil in the capital markets has been sudden and dramatic changes in LIBOR, which could result in an increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2009, we had one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit and one outstanding interest rate protection agreement with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of the Company’s Series F Preferred Stock. See Note 16 to the consolidated financial statements.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2009, we owned one industrial property and several land parcels for which the U.S. dollar was not the functional currency. This property and the land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture owned two industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Recent Accounting Pronouncements

Refer to Note 3 to the September 30, 2009 Consolidated Financial Statements.

Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from October 1, 2009 through the filing date of this Quarterly Report on Form 10-Q, November 9, 2009.

From October 1, 2009 to November 9, 2009, the Consolidated Operating Partnership sold one industrial property for approximately $3.8 million of gross proceeds. There were no industrial properties acquired.

Subsequent to October 1, 2009, we repurchased and retired $12.6 million of our senior unsecured debt at a weighted average repurchase price of 85.069% of par. In connection with the partial retirements, we will recognize approximately $1.4 million as gain on early retirement of debt.

Subsequent to October 1, 2009, we obtained three mortgage loans in the amounts of $27.8 million, $14.8 million and $11.4 million. The mortgages are collateralized by 14 industrial properties totaling approximately 1.9 million square feet of GLA. The mortgages bear interest at fixed rates between 6.75% and 7.60%. The mortgages mature between September 30, 2012 and November 5, 2014.

On October 5, 2009, we issued 13,635,700 shares of the Company’s common stock. See Note 7 to the Consolidated Financial Statements for further information.

On November 6, 2009, legislation was signed that allows businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. Previously, net operating losses could be carried back only two years. As a result of the new law, the Company expects to file for a carryback of additional losses that would result in an additional tax refund of approximately $10.0 million to $15.0 million from the tax liquidation of the old TRS. This additional loss carryback will result in a tax benefit to be recorded in the fourth quarter of 2009.

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

The Company’s mortgages may impact the Company’s ability to sell encumbered properties on advantageous terms or at all.

As part of our plan to enhance liquidity and pay down our debt, we have originated several mortgage financings and we are in active discussions with various lenders regarding the origination of additional mortgage financings. Certain of our mortgages contain, and it is anticipated that some future mortgages will contain, substantial prepayment premiums which we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted by the terms of any mortgage financing encumbering a property. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock could be adversely affected.

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
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2009

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