Form 10-Q
period 2010-06-30
FIRST INDUSTRIAL LP
filed 2010-08-06
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

For the Period Ended June 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands except unit and per unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$652,667	$661,945
Buildings and Improvements	2,292,732	2,279,814
Construction in Progress	11,212	23,332
Less: Accumulated Depreciation	(553,344)	(521,021)

Net Investment in Real Estate	2,403,267	2,444,070

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $980 and $1,752 at June 30, 2010 and December 31, 2009, respectively	3,962	29,154
Investments in and Advances to Other Real Estate Partnerships	275,411	307,806
Cash and Cash Equivalents	84,367	181,147
Restricted Cash	169	90
Tenant Accounts Receivable, Net	2,517	1,818
Investments in Joint Ventures	4,866	8,788
Deferred Rent Receivable, Net	37,364	33,561
Deferred Financing Costs, Net	13,332	14,659
Deferred Leasing Intangibles, Net of Accumulated Amortization of $39,845 and $37,738 at June 30, 2010 and December 31, 2009, respectively	47,591	51,796
Prepaid Expenses and Other Assets, Net	127,175	127,521

Total Assets	$3,000,021	$3,200,410

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$406,807	$370,809
Senior Unsecured Debt, Net	912,147	1,140,114
Unsecured Line of Credit	496,472	455,244
Accounts Payable, Accrued Expenses and Other Liabilities, Net	87,534	106,128
Deferred Leasing Intangibles, Net of Accumulated Amortization of $13,117 and $12,219 at June 30, 2010 and December 31, 2009, respectively	19,792	21,871
Rents Received in Advance and Security Deposits	23,723	22,953

Total Liabilities	1,946,475	2,117,119

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively) with a liquidation preference of $275,000, respectively	266,211	266,211
General Partner Units (63,807,044 and 61,845,214 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	697,867	724,852
Limited Partners’ Units (5,366,113 and 5,390,737 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	108,468	112,214
Accumulated Other Comprehensive Loss	(19,000)	(19,986)

Total Partners’ Capital	1,053,546	1,083,291

Total Liabilities and Partners’ Capital	$3,000,021	$3,200,410

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except per unit data)

Revenues:
Rental Income	$56,994	$57,932	$114,381	$116,833
Tenant Recoveries and Other Income	19,426	19,978	40,307	42,132
Construction Revenues	—	18,318	270	36,749

Total Revenues	76,420	96,228	154,958	195,714

Expenses:
Property Expenses	25,969	27,939	55,047	57,109
General and Administrative	7,362	11,575	16,256	21,564
Restructuring Costs	947	72	1,211	4,816
Impairment of Real Estate	—	—	9,155	—
Depreciation and Other Amortization	31,400	31,935	61,640	66,025
Construction Expenses	—	17,789	209	35,672

Total Expenses	65,678	89,310	143,518	185,186

Other Income/(Expense):
Interest Income	1,023	723	2,109	1,284
Interest Expense	(24,879)	(29,352)	(51,922)	(57,450)
Amortization of Deferred Financing Costs	(760)	(753)	(1,552)	(1,461)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(1,324)	2,301	(1,458)	3,416
(Loss) Gain from Early Retirement of Debt	(4,320)	3,986	(3,965)	3,986
Foreign Currency Exchange Loss, Net	(190)	—	(190)	—

Total Other Income/(Expense)	(30,450)	(23,095)	(56,978)	(50,225)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	(19,708)	(16,177)	(45,538)	(39,697)
Equity in Income of Other Real Estate Partnerships	3,049	3,718	5,882	8,246
Equity in Income of Joint Ventures	582	1,551	123	1,580
Income Tax (Provision) Benefit	(2,511)	2,635	(2,636)	4,471

Loss from Continuing Operations	(18,588)	(8,273)	(42,169)	(25,400)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,610 and $3,907 for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $7,619 and $7,509 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively)	3,488	4,564	7,574	8,732
(Provision) Benefit for Income Taxes Allocable to Discontinued Operations (Including $0 and $34 allocable to Gain on Sale of Real Estate for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $0 and $128 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively)	—	(72)	—	14

Loss Before Gain on Sale of Real Estate	(15,100)	(3,781)	(34,595)	(16,654)
Gain on Sale of Real Estate	—	—	1,072	460
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	—	(380)	(29)

Net Loss	(15,100)	(3,781)	(33,903)	(16,223)
Less: Preferred Unit Distributions	(4,979)	(4,824)	(9,939)	(9,681)

Net Loss Available to Unitholders and Participating Securities	$(20,079)	$(8,605)	$(43,842)	$(25,904)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.35)	$(0.26)	$(0.76)	$(0.69)

Income From Discontinued Operations Available to Unitholders	$0.05	$0.09	$0.11	$0.18

Net Loss Available to Unitholders	$(0.29)	$(0.17)	$(0.65)	$(0.52)

Weighted Average Units Outstanding	68,214	49,975	67,704	49,947

Net Loss Available to Unitholders Attributable to:
General Partners	$(18,518)	$(7,680)	$(40,385)	$(22,997)
Limited Partners	(1,561)	(925)	(3,457)	(2,907)

Net Loss Available to Unitholders	$(20,079)	$(8,605)	$(43,842)	$(25,904)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Net Loss	$(15,100)	$(3,781)	$(33,903)	$(16,223)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $0 and $216 for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $414 and $241 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively	(20)	1,179	(587)	(1,036)
Amortization of Interest Rate Protection Agreements	523	38	1,028	(168)
Write-off of Unamortized Settlement of Interest Rate Protection Agreements	(13)	(63)	(158)	(63)
Foreign Currency Translation Adjustment, Net of Income Tax Benefit (Provision) of $166 and $(1,429) for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $634 and $(926) for the Six Months Ended June 30, 2010 and June 30, 2009, respectively	21	892	703	449

Other Comprehensive Loss	$(14,589)	$(1,735)	$(32,917)	$(17,041)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General			Accumulated
	Partner	General	Limited	Other
	Preferred	Partner	Partner	Comprehensive
	Units	Units	Units	Loss	Total

Balance as of December 31, 2009	$266,211	$724,852	$112,214	$(19,986)	$1,083,291
Issuance of Common Stock, Net of Issuance Costs	—	10,291	—	—	10,291
Stock Based Compensation Activity	—	2,820	—	—	2,820
Conversion of Units to Common Stock	—	289	(289)	—	—
Dividends	(9,939)	—	—	—	(9,939)
Comprehensive Loss:
Net Loss	9,939	(40,385)	(3,457)	—	(33,903)
Other Comprehensive Loss	—	—	—	986	986

Total Comprehensive Loss					(32,917)

Balance as of June 30, 2010	$266,211	$697,867	$108,468	$(19,000)	$1,053,546

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,903)	$(16,223)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	47,724	50,315
Amortization of Deferred Financing Costs	1,552	1,461
Other Amortization	18,736	26,533
Impairment of Real Estate	9,155	—
Provision for Bad Debt	622	1,825
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	1,458	(3,416)
Loss (Gain) from Early Retirement of Debt	3,965	(3,986)
Payments of Premiums and Discounts Associated with Senior Unsecured Debt	(6,192)	—
Operating Distributions Received in Excess of (Less Than) Equity in Income of Joint Ventures	1,660	(460)
Gain on Sale of Real Estate	(8,691)	(7,969)
Equity in Income of Other Real Estate Partnerships	(5,822)	(8,246)
Distributions from Investment in Other Real Estate Partnerships	5,822	8,246
Increase in Developments for Sale Costs	—	(14)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(896)	17,708
Increase in Deferred Rent Receivable	(3,853)	(3,003)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(19,336)	(16,906)
(Increase) Decrease in Restricted Cash	(79)	96

Net Cash Provided by Operating Activities	11,922	45,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(47,290)	(43,810)
Net Proceeds from Sales of Investments in Real Estate	52,270	16,711
Investments in and Advances to Other Real Estate Partnerships	(114,301)	(7,074)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	146,696	22,740
Contributions to and Investments in Joint Ventures	(414)	(2,721)
Distributions from Joint Ventures	4,484	5,823
Repayment of Notes Receivable	976	2,821
Increase in Lender Escrows	(1,077)	—

Net Cash Provided by (Used In) Investing Activities	41,344	(5,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(721)	(3,855)
Unit Contributions	10,341	—
Unit Distributions	—	(12,614)
Preferred Unit Distributions	(9,939)	(10,461)
Payments on Interest Rate Swap Agreement	(228)	—
Costs Associated with Early Retirement of Debt	(1,008)	—
Repurchase and Retirement of Restricted Units	(268)	(722)
Proceeds from Origination of Mortgage Loans Payable	40,580	143,755
Repayments on Mortgage Loans Payable	(4,272)	(6,843)
Settlement of Interest Rate Protection Agreements	—	(7,491)
Repayment of Senior Unsecured Debt	(225,729)	(136,699)
Proceeds from Unsecured Line of Credit	51,500	46,000
Repayments on Unsecured Line of Credit	(10,341)	—

Net Cash (Used in) Provided by Financing Activities	(150,085)	11,070

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	39	26
Net (Decrease) Increase in Cash and Cash Equivalents	(96,819)	51,521
Cash and Cash Equivalents, Beginning of Period	181,147	2,644

Cash and Cash Equivalents, End of Period	$84,367	$54,191

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except Unit and per Unit data)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 92.2% and 89.0% common ownership interest at June 30, 2010 and June 30, 2009, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at June 30, 2010. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 7.8% and 11.0% interest in the Operating Partnership at June 30, 2010 and June 30, 2009, respectively. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries. Effective September 1, 2009, our taxable REIT subsidiary, First Industrial Investment, Inc. (the “old TRS”) merged into First Industrial Investment II, LLC (“FI LLC”), which is wholly owned by the Operating Partnership. Immediately thereafter, certain assets and liabilities of FI LLC were contributed to a new subsidiary, FR Investment Properties, LLC (“FRIP”). FRIP is 1% owned by FI LLC and 99% owned by a new taxable REIT subsidiary, First Industrial Investment Properties, Inc. (the “new TRS,” which, collectively with the old TRS and certain wholly owned taxable real estate investment trust subsidiaries of FI LLC, will be referred to as the “TRSs”), which is wholly owned by FI LLC.

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

The Operating Partnership or the new TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns or owned noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture;” together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. Following the end of the quarter ended June 30, 2010, we agreed with our joint venture partner for four of the seven Joint Ventures, the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to conclude each of these Joint Ventures. See Notes 6 and 15 for more information on the Joint Ventures.

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of June 30, 2010, we owned 710 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 61.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2010, the Other Real Estate Partnerships owned 72 industrial properties containing an aggregate of approximately 7.9 million square feet of GLA.

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

The real estate markets have been significantly impacted by disruption in the global capital markets. The current state of the economy has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

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

We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

•	Capital Retention — We plan to retain capital by maintaining a distribution policy that makes per unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. The Operating Partnership has not made distributions to date in 2010 and may not make distributions in future quarters in 2010 depending on the Company’s taxable income. If, to maintain its REIT status, the Company is required to pay common stock dividends with respect to 2010, the Company may elect to do so by distributing a combination of cash and common shares and the Operating Partnership would make corresponding distributions in cash and common units. Also, if the Company is not required to pay preferred stock dividends to maintain its REIT status, it may elect to suspend some or all preferred stock dividends for one or more fiscal quarters, which would aid compliance with the fixed charge coverage covenant under our Unsecured Line of Credit. If the Company did elect to suspend some or all preferred stock dividends for one or more fiscal quarters, the Operating Partnership would elect to suspend corresponding preferred stock unit distributions.

•	Mortgage Financing — During the six months ended June 30, 2010, we originated $40,580 in mortgage financings with maturities ranging from February 2015 to July 2020 and interest rates ranging from 6.50% to 7.40% (see Note 7). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the six months ended June 30, 2010, the Company issued 875,402 shares of its common stock, generating $5,970 in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). During the three months ended June 30, 2010, the Company issued 548,704 shares of its common stock, generating approximately $4,371 in net proceeds, under the Company’s “at-the-market” equity offering program (“ATM”) (see Note 8). These proceeds were contributed to us in exchange for an equivalent number of Units. We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the ATM or the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the six months ended June 30, 2010, we sold five industrial properties and several land parcels for gross proceeds of $53,675 (see Note 4). We are in various stages of discussions with third parties for the sale of additional properties in 2010 and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the six months ended June 30, 2010, we closed on a tender offer in which we purchased $72,702 of our senior unsecured debt maturing in 2011 (the “2011 Notes”), $66,236 of our senior unsecured debt maturing in 2012 and $21,062 of our senior unsecured debt maturing in 2014. In addition, subsequent to the tender offer, we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70,796. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

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

3.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2009 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2009 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2009, audited financial statements included in our 2009 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2010 and December 31, 2009, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2010 and June 30, 2009. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2010 and December 31, 2009, and the results of our operations and comprehensive income for each of the three and six

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2010 and June 30, 2009, and our cash flows for each of the six months ended June 30, 2010 and June 30, 2009, and all adjustments are of a normal recurring nature.

Income Taxes

As of December 31, 2008, we had paid approximately $1,400 (representing tax and interest for the years 1997-2000) to the State of Michigan regarding business loss carryforwards, the appropriateness of which was the subject of current litigation initiated by us. On December 11, 2007, the Michigan Court of Claims rendered a decision against us regarding the business loss carryforwards. Also, the court ruled against us on an alternative position involving Michigan’s Capital Acquisition Deduction. We filed an appeal to the Michigan Appeals Court in January 2008; however, as a result of the lower court’s decision, an additional approximately $800 (representing tax and interest for the year 2001) had been accrued through June 30, 2009 for both tax and financial statement purposes. On August 18, 2009, the Michigan Appeals Court issued a decision in our favor on the business loss carryforward issue. The Michigan Department of Treasury appealed the decision to the Michigan Supreme Court on September 29, 2009; however, we believed there was a very low probability that the Michigan Supreme Court would accept the case. Therefore, in September 2009 we reversed our accrual of $800 (related to the 2001 tax year) and set up a receivable of $1,400 for the amount paid in 2006 (related to the 1997-2000 tax years), resulting in an aggregate reversal of prior tax expense of approximately $2,200. On April 23, 2010, the Michigan Supreme Court reversed the decision of the Michigan Appeals Court and reinstated the decision of the Michigan Court of Claims. Based on the most recent ruling of the Michigan Supreme Court, we reversed the receivable of $1,400 and reestablished the accrual of $800, for a total of approximately $2,200 of tax expense for the three months ended June 30, 2010. We do not plan on appealing the decision of the Michigan Supreme Court.

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

4.	Investment in Real Estate

Acquisitions

During the six months ended June 30, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture (see Note 6). The purchase price of these acquisitions totaled approximately $22,408, excluding costs incurred in conjunction with the acquisition of the industrial properties.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired for the six months ended June 30, 2010 and included in deferred leasing intangibles is as follows:

Six Months
Ended
June 30,
2010

In-Place Leases	$1,782
Above Market Leases	$239
Tenant Relationships	$1,881

The weighted average life in months of in-place leases, above market leases and tenant relationships recorded as a result of the real estate properties acquired for the six months ended June 30, 2010 is as follows:

Six Months
Ended
June 30,
2010

In-Place Leases	100
Above Market Leases	88
Tenant Relationships	165

Sales and Discontinued Operations

During the six months ended June 30, 2010, we sold five industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. Gross proceeds from the sales of the five industrial properties and several land parcels were approximately $53,675. The gain on sale of real estate was approximately $8,691, of which $7,619 is shown in discontinued operations. The five sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the five sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the land parcel that does not meet the criteria to be included in discontinued operations is included in continuing operations.

At June 30, 2010, we had two industrial properties comprising approximately 0.2 million square feet of GLA held for sale. The results of operations of the two industrial properties held for sale at June 30, 2010 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2009 reflects the results of operations of the five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010, the results of operations of 12 industrial properties that were sold during the year ended December 31, 2009, the results of operations of the two industrial properties identified as held for sale at June 30, 2010 and the gain on sale of real estate relating to five industrial properties that were sold during the six months ended June 30, 2009.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Total Revenues	$120	$2,123	$649	$5,069
Property Expenses	(129)	(661)	(383)	(1,785)
Depreciation and Amortization	(113)	(805)	(311)	(2,061)
Gain on Sale of Real Estate	3,610	3,907	7,619	7,509
(Provision) Benefit for Income Taxes	—	(72)	—	14

Income from Discontinued Operations	$3,488	$4,492	$7,574	$8,746

At June 30, 2010 and December 31, 2009, we had mortgage notes receivables outstanding of approximately $59,087 and $60,029, net of a discount of $415 and $449, respectively, issued primarily in conjunction with certain property sales for which we provided seller financing, which is included as a component of Prepaid Expenses and Other Assets, Net. At June 30, 2010 and December 31, 2009, the fair values of the mortgage notes receivables were $58,986 and $56,812, respectively. The fair values of our mortgage notes receivables were determined by discounting the future cash flows using the current rates at which similar loans would be made to other borrowers with similar credit ratings and for the same remaining maturities.

Impairment Charges

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	June 30,	December 31,
	2010	2009

ASSETS
Assets:
Investment in Real Estate, Net	$281,587	$280,796
Note Receivable	254,062	264,740
Other Assets, Net	54,447	78,100

Total Assets	$590,096	$623,636

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$45,983	$32,165
Other Liabilities	8,937	9,515
Partners’ Capital	535,176	581,956

Total Liabilities and Partners’ Capital	$590,096	$623,636

Condensed Combined Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Total Revenues, Including Interest Income	$14,881	$10,318	$29,762	$21,749
Property Expenses	(3,005)	(2,423)	(6,470)	(6,165)
Interest Expense	(758)	(39)	(1,410)	(39)
Amortization of Deferred Financing Costs	(33)	(1)	(62)	(1)
Depreciation and Other Amortization	(4,237)	(4,273)	(8,295)	(8,337)

Income from Continuing Operations	6,848	3,582	13,525	7,207
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $0 and $0 for the Three Months Ended June 30, 2010 and June 30, 2009, respectively, and $0 and $811 for the Six Months Ended June 30, 2010 and June 30, 2009, respectively)	—	172	—	1,111

Net Income	$6,848	$3,754	$13,525	$8,318

6.	Investments in Joint Ventures and Property Management Services

At June 30, 2010, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 44 industrial properties comprising approximately 7.9 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet and several land parcels and the 2007 Canada Joint Venture owned two industrial properties comprising

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 0.2 million square feet of GLA and several land parcels. As of June 30, 2010, the 2007 Europe Joint Venture does not own any properties.

On June 11, 2010, we purchased an industrial property from the 2005 Development/Repositioning Joint Venture for a purchase price of $14,627.

Pursuant to the buy/sell provision in the 2006 Net Lease Co-Investment Program’s governing agreement that our counterparty exercised on May 25, 2010, we sold our 15% interest in the real estate property assets in the 2006 Net Lease Co-Investment Program to our counterparty and received $4,541 in net proceeds. In connection with the sale, we wrote off our carrying value for the 2006 Net Lease Co-Investment Program and recorded a $852 gain, which is included in Equity in Income of Joint Ventures.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for three industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund. Effective September 2, 2009, we ceased to provide any services for two of the industrial properties in the July 2007 Fund and, effective May 24, 2010, we ceased to provide any services to the remaining industrial property in the July 2007 Fund.

The 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture, July 2007 Fund and the 2007 Canada Joint Venture are considered variable interest entities in accordance with the FASB’s guidance on the consolidation of variable interest entities. However, we continue to not be the primary beneficiary in any of our Joint Ventures. As of June 30, 2010, our investments in the 2003 Net Lease Joint Venture, 2005 Development/Repositioning Joint Venture, 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture are $3,243, ($4,450), $(892) and $1,623, respectively. Our maximum exposure to loss is equal to our investment in each venture plus any future contributions we make to the ventures.

At June 30, 2010 and December 31, 2009, we have receivables from the Joint Ventures and the July 2007 Fund of $831 and $1,218, respectively, which primarily relate to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the three and six months ended June 30, 2010 and June 30, 2009, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from disposition, leasing, development, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Contributions	$189	$987	$414	$2,721
Distributions	$5,042	$3,905	$6,267	$6,943
Fees	$1,974	$2,840	$4,041	$5,558

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Indebtedness

The following table discloses certain information regarding our indebtedness:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	June 30,	December 31,	June 30,	June 30,
	2010	2009	2010	2010	Maturity Date

Mortgage and Other Loans Payable, Net	$406,807	$370,809	5.92%-9.25%	4.93%-9.25%	December 2010- July 2020
Unamortized Premiums	(716)	(1,025)

Mortgage and Other Loans Payable, Gross	$406,091	$369,784

Senior Unsecured Debt, Net
2016 Notes	$159,871	$159,843	5.750%	5.91%	01/15/16
2017 Notes	87,191	87,187	7.500%	7.52%	12/01/17
2027 Notes	13,559	13,559	7.150%	7.11%	05/15/27
2028 Notes	189,865	189,862	7.600%	8.13%	07/15/28
2011 Notes	—	143,447	7.375%	7.39%	03/15/11
2012 Notes	77,733	143,837	6.875%	6.85%	04/15/12
2032 Notes	34,659	34,651	7.750%	7.87%	04/15/32
2014 Notes	86,198	105,253	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	145,450	144,870	4.625%	5.53%	09/15/11
2017 II Notes	117,621	117,605	5.950%	6.37%	05/15/17

Subtotal	$912,147	$1,140,114
Unamortized Discounts	8,362	11,191

Senior Unsecured Debt, Gross	$920,509	$1,151,305

Unsecured Line of Credit	$496,472	$455,244	1.378%	1.378%	09/28/12

During the six months ended June 30, 2010, we obtained the following mortgage loans:

						Number of		Property
						Industrial		Carrying
						Properties		Value at
Mortgage	Loan	Interest	Origination	Maturity	Amortization	Collateralizing	GLA	June 30,
Financing	Principal	Rate	Date	Date	Period	Mortgage	(In millions)	2010

I	$7,780	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.1	$9,342
II	7,200	7.40%	January 28, 2010	February 5, 2015	25-year	1	0.2	7,601
III	4,300	7.40%	February 17, 2010	March 5, 2015	25-year	1	0.2	7,017
IV.1	8,000	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	8,922
IV.2	7,800	6.50%	June 22, 2010	July 10, 2020	25-year	2	0.2	6,732
IV.3	5,500	6.50%	June 22, 2010	July 10, 2020	25-year	6	0.1	10,032

	$40,580							$49,646

For Mortgage Financings I, II and III, principal prepayments are prohibited for 36 months after loan origination. For Mortgage Financing IV, principal prepayments are allowed at any payment due date. Prepayment premiums typically decrease as the loan matures and range from 1% to 2% of the loan balance (or yield maintenance amount).

As of June 30, 2010, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $586,118 and one letter of credit.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2010, we closed on a tender offer in which we repurchased and retired certain of our senior unsecured debt prior to its maturity as described in the table below. In connection with these repurchases prior to maturity, we recognized $355 as gain on early retirement of debt for the six months ended June 30, 2010, which is the difference between the repurchase amount and the principal amount retired, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $1,547, $354, $(145) and $990, respectively.

On April 26, 2010, we redeemed and retired the remaining outstanding balance of our 2011 Notes at a redemption price of 105.97% of the principal amount, plus accrued and unpaid interest for the period March 15, 2010 to April 25, 2010. In connection with this redemption prior to maturity, we recognized $4,304 as loss on early retirement of debt in the second quarter of 2010, which is the difference between the purchase price and the principal amount redeemed, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the redemption of $20, $70, $(13) and $1, respectively.

	Principal
	Amount	Purchase
	Repurchased	Price

Senior Unsecured Debt Repurchases
2011 Notes	$72,702	$72,701
2012 Notes	66,236	66,234
2014 Notes	21,062	17,964

	$160,000	$156,899

Senior Unsecured Debt Redemption
2011 Notes	$70,796	$75,022

The following is a schedule of the stated maturities and scheduled principal payments as of June 30, 2010, of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2010	$15,982
2011	158,410
2012	597,686
2013	7,190
2014	199,420
Thereafter	844,384

Total	$1,823,072

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

Fair Value

At June 30, 2010 and December 31, 2009, the fair value of our indebtedness was as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable	$406,807	$451,593	$370,809	$375,284
Senior Unsecured Debt	912,147	857,908	1,140,114	960,452
Unsecured Line of Credit	496,472	474,983	455,244	422,561

Total	$1,815,426	$1,784,484	$1,966,167	$1,758,297

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the senior unsecured debt was estimated based upon quoted market prices for the same or similar issues. The fair value of the Unsecured Line of Credit was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.

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

Unit Contributions:

During the six months ended June 30, 2010, the Company issued 875,402 shares under the direct stock purchase component of the DRIP for approximately $5,970. These proceeds were contributed to us in exchange for an equivalent number of Units. Under the terms of the DRIP, stockholders and non-stockholders may purchase shares at a discounted price, at the Company’s discretion, when the shares are issued and sold directly by us from

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds.

On May 4, 2010, we entered into an agreement in which we may sell up to 10,000,000 shares of the Company’s common stock from time to time in “at-the-market” offerings. During the three months ended June 30, 2010, the Company issued 548,704 shares of the Company’s common stock under the ATM for approximately $4,371, net of $89 paid to the sales agent. These proceeds were contributed to us in exchange for an equivalent number of Units. Under the terms of the ATM, sales are made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the six months ended June 30, 2010, 23,567 shares of common stock were awarded to certain directors. The common stock shares had a fair value of approximately $128 upon issuance. We issued Units to the Company in the same amount.

Restricted Units:

During the six months ended June 30, 2010, the Company awarded 573,198 shares of restricted common stock to certain employees. We issued Units to the Company in the same amount. The restricted common stock had a fair value of approximately $3,336 on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

We recognized $1,778 and $2,625 for the three months ended June 30, 2010 and June 30, 2009, respectively, and $3,277 and $8,047 for the six months ended June 30, 2010 and June 30, 2009, respectively, in compensation expense related to restricted stock/unit awards, of which $0 was capitalized for each of the three months ended June 30, 2010 and June 30, 2009, and $0 and $45, respectively, was capitalized for the six months ended June 30, 2010 and June 30, 2009, in connection with development activities. At June 30, 2010, we have $9,458 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.15 years.

Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the second quarter of 2010, the new coupon rate was 7.135%. See Note 12 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes distributions accrued during the six months ended June 30, 2010:

	Six Months Ended
	June 30, 2010
	Distribution	Total
	per Unit	Distribution

Series F Preferred Units	$3,569.82	$1,784
Series G Preferred Units	$3,618.00	$905
Series J Preferred Units	$9,062.60	$5,438
Series K Preferred Units	$9,062.60	$1,812

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Interest paid, net of capitalized interest	$53,460	$56,594

Capitalized interest	$—	$281

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred units	$452	$452

Industrial property distribution from Other Real Estate Partnerships:
Investment in real estate and deferred leasing intangibles, net	$—	$1,811
Prepaid expenses and other assets, net	—	289
Accounts payable, accrued expenses and other liabilities, net	—	(56)

Total distribution	$—	$(2,044)

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(289)	$(5,796)
General partnership units	289	5,796

	$—	$—

Write-off of fully depreciated assets	$(22,602)	$(24,730)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$—	$11,620

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(18,588)	$(8,273)	$(42,169)	$(25,400)
Gain on Sale of Real Estate, Net of Income Tax	—	—	692	431
Preferred Distributions	(4,979)	(4,824)	(9,939)	(9,681)

Loss from Continuing Operations Available to Unitholders	$(23,567)	$(13,097)	$(51,416)	$(34,650)

Income from Discontinued Operations Available to Unitholders	$3,488	$4,492	$7,574	$8,746

Net Loss Available to Unitholders	$(20,079)	$(8,605)	$(43,842)	$(25,904)

Denominator:
Weighted Average Units — Basic and Diluted	68,214,433	49,974,901	67,703,522	49,946,971

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.35)	$(0.26)	$(0.76)	$(0.69)

Income from Discontinued Operations Available to Unitholders	$0.05	$0.09	$0.11	$0.18

Net Loss Available to Unitholders	$(0.29)	$(0.17)	$(0.65)	$(0.52)

Participating securities include unvested restricted stock awards and restricted unit awards outstanding that participate in non-forfeitable distributions of the Operating Partnership.

		Allocation		Allocation
		of Net		of Net
		Income		Income
		Available to		Available to
		Participating		Participating
	Unvested	Securities for the	Unvested	Securities for the
	Awards	Three and Six	Awards	Three and Six
	Outstanding	Months Ended	Outstanding	Months Ended
	at June 30,	June 30,	at June 30,	June 30,
	2010	2010	2009	2009

Participating Securities:
Restricted Stock Awards	723,295	—	395,686	—
Restricted Unit Awards	—	—	1,053	—

	723,295	$—	396,739	$—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three and six months ended June 30, 2010 and June 30, 2009.

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the three and six months ended June 30, 2010 and June 30, 2009, as the dilutive effect of stock options and restricted stock/unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of	Number of
	Awards	Awards
	Outstanding	Outstanding
	At June 30,	At June 30,
	2010	2009

Non-Participating Securities:
Restricted Unit Awards	1,190,800	1,000,000
Options	119,700	141,034

The 2011 Exchangeable Notes are convertible into common shares of the Company at a price of $50.93 and were not included in the computation of diluted EPU as our average stock price did not exceed the strike price of the conversion feature.

11.	Restructuring Costs

In October 2008, the Compensation Committee of the Board of Directors committed the Company to a plan to reduce organizational and overhead costs. Subsequently, in December 2008 and in 2009, the Board of Directors and/or the Compensation Committee made modifications for the restructuring plan. As previously disclosed, on June 21, 2010, the Compensation Committee of the Board of Directors committed us to certain additional modifications to the plan consisting of further organizational and overhead cost reductions that are necessary to offset the loss of income expected to result from the transfer of our interests in certain of our joint ventures (see Note 13). Employee severance and benefits related to these reductions were recorded during the three months ended June 30, 2010. For the three and six months ended June 30, 2010, we recorded as restructuring costs a pre-tax charge of $947 and $1,211, respectively, to provide for employee severance and benefits ($808 and $808, respectively), costs associated with the termination of certain office leases ($8 and $83, respectively) and other costs ($131 and $320, respectively) associated with implementing the restructuring plan. For the three and six months ended June 30, 2009, we recorded as restructuring costs a pre-tax charge of $72 and $4,816, respectively, to provide for employee severance and benefits ($49 and $4,081, respectively), costs associated with the termination of certain office leases ($91 and $419, respectively) and other costs ($(68) and $316, respectively) associated with implementing the restructuring plan. Included in employee severance costs is $189 for the three and six months ended June 30, 2010, and $0 and $2,759, respectively, for the three and six months ended June 30, 2009, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees.

At June 30, 2010 and December 31, 2009, we have $2,877 and $2,884, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

12.	Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, we had two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 and on April 6, 2009, and as such, the swaps ceased to qualify for hedge accounting. The change in value of the swaps from the respective day the interest rate on the underlying debt was locked until settlement is $1,358 and $974 for the three and six months ended June 30, 2009, respectively, and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements in the statement of operations.

As of December 31, 2009, we also had an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. The Interest Rate Swap Agreement was highly effective through its maturity on April 1, 2010, and, as a result, the change in the fair value was shown in Other Comprehensive Income (“OCI”).

The effective portion of the settlement amounts of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,187 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the second quarter of 2010 the new coupon rate was 7.135%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three and six months ended June 30, 2010, we recorded $1,324 and $1,458, respectively, in unrealized loss which is shown in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. For the three and six months ended June 30, 2009, we recorded $943 and $2,442, respectively, in unrealized gain which is shown in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and, for the three and six months ended June 30, 2010, totaled $59 and $135, respectively, and, for each of the three and six months ended June 30, 2009, totaled $204.

The following is a summary of the terms of our derivatives and their fair values, which are included in either Prepaid Expenses and Other Assets, Net or Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

					Fair Value As of	Fair Value As of
Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	June 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	$50,000	2.4150%	March 2008	April 1, 2010	N/A	(267)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	S (1,231)	93

Total Derivatives	$100,000			Total	$(1,231)	$(174)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of June 30, 2010 and December 31, 2009, the outstanding payable was $59 and $152, respectively.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and six months ended June 30, 2010 and June 30, 2009:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
Interest Rate Products*	Location on Statement	2010	2009	2010	2009

(Loss) Income Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (OCI)	$(20)	$1,179	$(587)	$(1,036)
Amortization Reclassified from OCI into Income	Interest Expense	$(523)	$(38)	$(1,028)	$168
Gain Recognized in Income (Unhedged Position)	Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	N/A	$1,358	N/A	$974

Additionally, as of June 30, 2010, one of the Joint Ventures has interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of its total variable debt. The hedge relationships are considered highly effective and as such, for the three and six months ended June 30, 2010, we recorded $20 and $440, respectively, in unrealized loss, representing our 10% share, offset by $0 and $414, respectively, of income tax provision, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. As of June 30, 2009, two of the Joint Ventures had interest rate protection agreements outstanding and for the three and six months ended June 30, 2009, we recorded $550 and $613 in unrealized gain, respectively, representing our 10% share, offset by $216 and $241 of income tax provision, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

Our agreement with our derivative counterparty contains provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligation subject to certain thresholds.

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

The following tables set forth our financial liabilities and assets that are accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Series F Agreement	$1,231	—	—	$1,231

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Series F Agreement	$93	—	—	$93
Liabilities:
Interest Rate Swap Agreement	$(267)	—	$(267)	—

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a reconciliation of our liabilities classified as Level 3 at June 30, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning asset balance at December 31, 2009	$93
Mark-to-Market of the Series F Agreement	(1,324)

Ending liability balance at June 30, 2010	$(1,231)

13.	Commitments and Contingencies

Currently, we are the defendant in a suit brought in February 2009 by the trustee of a liquidating trust which was created pursuant to the confirmed bankruptcy liquidation plan of a former tenant. In the suit the trustee has sought the return of $5,000, related to letters of credit that we drew down after the tenant defaulted on its leases. In June 2010, the parties reached a settlement, subject to approval by the bankruptcy court, that would require us to return to the bankruptcy estate $1,800 of the $5,000 originally sought. At June 30, 2010, we have reserved $1,800 for this settlement which is included in Accounts Payable, Accrued Expenses and Other Liabilities, Net. At June 30, 2010, the bankruptcy court had not yet approved the settlement and there can be no assurance that such approval will be obtained. In addition, in the normal course of business, we are involved in other legal actions arising from the ownership of our industrial properties. Except as disclosed herein, in our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

At June 30, 2010, our investment in the 2005 Development/Repositioning Joint Venture and the 2006 Land/Development Joint Venture is $(4,450) and $(892), respectively, and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations at both ventures. At December 31, 2009, our investment in the 2005 Development/Repositioning Joint Venture is $(2,785) and is

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations to this venture.

14.	Related Party Transactions

At June 30, 2010, we have a payable balance of $15,158 to wholly-owned entities of the Company. At December 31, 2009, we had a payable balance of $27,884 to wholly-owned entities of the Company.

15.	Subsequent Events

On August 5, 2010, we transferred our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our partner. In connection with this transfer, we received approximately $5.0 million. As a result of this transfer, we will no longer serve as asset manager for these ventures.

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

GENERAL

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 92.2% ownership interest at June 30, 2010. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275.0 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, an approximate 7.8% interest in the Operating Partnership at June 30, 2010.

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

As of June 30, 2010, we owned 710 industrial properties located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 61.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2010, the Other Real Estate Partnerships owned 72 industrial properties containing an aggregate of approximately 7.9 million square feet of GLA.

The Operating Partnership or the new TRS, through separate wholly-owned limited liability companies of which it is the sole member, also owns or owned noncontrolling equity interests in, and provides services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture;” together the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. On May 25, 2010, we sold our interest in the 2006 Net Lease Co-Investment Program to our joint venture counterparty. Following the end of the quarter ended June 30, 2010, we agreed with our joint venture partner for four of the seven Joint Ventures, the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to conclude each of these Joint Ventures (see Subsequent Events).

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

Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by the disruption of the global credit markets. The current state of the economy has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

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

We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Moreover, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to retire indebtedness maturing in 2010 and to comply with our financial covenants in 2010 and beyond. We plan to enhance our liquidity, and reduce our indebtedness, through a combination of capital retention, mortgage and equity financings, asset sales and debt reduction.

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

•	Mortgage Financing — During the six months ended June 30, 2010, we originated $40.6 million in mortgage financings with maturities ranging from February 2015 to July 2020 and interest rates ranging from 6.50% to 7.40% (see Note 7 to the Consolidated Financial Statements). We believe these mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We continue to engage various lenders regarding the origination of additional mortgage financings and the terms and conditions thereof. To the extent additional mortgage financing is originated, we expect to use proceeds received to pay down other debt. No assurances can be made that additional mortgage financing will be obtained.

•	Equity Financing — During the six months ended June 30, 2010, the Company issued 875,402 shares of its common stock, generating $6.0 million in net proceeds, under the direct stock purchase component of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). During the three months ended June 30, 2010, the Company issued 548,704 shares of its common stock, generating approximately $4.4 million in net proceeds, under the Company’s “at-the-market” equity offering program (“ATM”) (see Note 8 to the Consolidated Financial Statements). These proceeds were contributed to us in exchange for an equivalent number of Units. We may opportunistically access the equity markets again, subject to contractual restrictions, and may continue to issue shares under the ATM or the direct stock purchase component of the DRIP. To the extent additional equity offerings occur, we expect to use the proceeds received to reduce our indebtedness.

•	Asset Sales — During the six months ended June 30, 2010, we sold five industrial properties and several land parcels for gross proceeds of $53.7 million (see Note 4 to the Consolidated Financial Statements). We are in various stages of discussions with third parties for the sale of additional properties in 2010 and plan to continue to selectively market other properties for sale throughout 2010. We expect to use sales proceeds to pay down additional debt. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

•	Debt Reduction — During the six months ended June 30, 2010, we closed on a tender offer in which we purchased $72.7 million of our senior unsecured debt maturing in 2011 (the “2011 Notes”), $66.2 million of our senior unsecured debt maturing in 2012 and $21.1 million of our senior unsecured debt maturing in 2014. In addition, subsequent to the tender offer, we redeemed and retired the remaining outstanding balance of our 2011 Notes in the amount of $70.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Our net loss available to unitholders and participating securities was $(43.8) million and $(25.9) million for the six months ended June 30, 2010, and June 30, 2009, respectively. Basic and diluted net loss available to unitholders were $(0.65) per unit and $(0.52) per unit for the six months ended June 30, 2010, and June 30, 2009, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2010 and June 30, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through June 30, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through June 30, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the six months ended June 30, 2010 and June 30, 2009, the occupancy rates of our same store properties were 81.1% and 83.5%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$143,513	$148,035	$(4,522)	(3.1)%
Acquired Properties	127	—	127	—
Sold Properties	630	4,921	(4,291)	(87.2)%
(Re)Developments and Land, Not Included Above	4,441	2,273	2,168	95.4%
Other	6,626	8,805	(2,179)	(24.7)%

	$155,337	$164,034	$(8,697)	(5.3)%
Discontinued Operations	(649)	(5,069)	4,420	(87.2)%

Subtotal Revenues	$154,688	$158,965	$(4,277)	(2.7)%

Construction Revenues	270	36,749	(36,479)	(99.3)%

Total Revenues	$154,958	$195,714	$(40,756)	(20.8)%

Revenues from same store properties decreased $4.5 million due primarily to a decrease in occupancy. Revenues from acquired properties increased $0.1 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $4.3 million due to the 17 industrial properties sold subsequent to December 31, 2008 totaling approximately 2.3 million square feet of GLA. Revenues from (re)developments and land increased $2.2 million primarily due to an increase in occupancy. Other revenues decreased $2.2 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $36.5 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$46,553	$48,321	$(1,768)	(3.7)%
Acquired Properties	21	—	21	—
Sold Properties	185	1,534	(1,349)	(87.9)%
(Re)Developments and Land, Not Included Above	1,655	1,954	(299)	(15.3)%
Other	7,016	7,085	(69)	(1.0)%

	$55,430	$58,894	$(3,464)	(5.9)%
Discontinued Operations	(383)	(1,785)	1,402	(78.5)%

Total Property Expenses	$55,047	$57,109	$(2,062)	(3.6)%

Construction Expenses	209	35,672	(35,463)	(99.4)%

Total Property and Construction Expenses	$55,256	$92,781	$(37,525)	(40.4)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.8 million due primarily to a decrease in bad debt expense. Property expenses from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land decreased $0.3 million due primarily to the collection of a tenant receivable which had a bad debt allowance, resulting in a reversal of bad debt expense in 2010. Other expense remained relatively unchanged. Construction expenses decreased $35.5 million primarily due to the substantial completion prior to December 31, 2009 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $5.3 million, or 24.6%, due primarily to a decrease in compensation resulting from the reduction in employee headcount occurring during 2009, a decrease in rent expense resulting from office closings in 2009 related to restructuring activities and a decrease in legal and professional services incurred during 2009, partially offset by an increase in lawsuit settlement reserves.

For the six months ended June 30, 2010, we incurred $1.2 million in restructuring charges to provide for employee severance and benefits ($0.8 million), costs associated with the termination of certain office leases ($0.1 million) and other costs ($0.3 million) associated with implementing our restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $0.5 million of additional restructuring charges in subsequent quarters. For the six months ended June 30, 2009, we incurred $4.8 million in restructuring charges related to employee severance and benefits ($4.1 million), costs associated with the termination of certain office leases ($0.4 million) and other costs ($0.3 million) associated with implementing the restructuring plan.

In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9.2 million should be recorded on one property in Grand Rapids, Michigan. The non-cash impairment charge was based upon the difference between the fair value of the property and its carrying value. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$58,395	$63,297	$(4,902)	(7.7)%
Acquired Properties	105	—	105	—
Sold Properties	213	1,917	(1,704)	(88.9)%
(Re)Developments and Land, Not Included Above and Other	2,211	1,729	482	27.9%
Corporate Furniture, Fixtures and Equipment	1,027	1,143	(116)	(10.1)%

	$61,951	$68,086	$(6,135)	(9.0)%
Discontinued Operations	(311)	(2,061)	1,750	(84.9)%

Total Depreciation and Other Amortization	$61,640	$66,025	$(4,385)	(6.6)%

Depreciation and other amortization for same store properties decreased $4.9 million primarily due to accelerated depreciation and amortization taken during the six months ended June 30, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $1.7 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.5 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.1 million primarily due to accelerated depreciation on furniture, fixtures and equipment taken in 2009 related to the termination of certain office leases.

Interest income increased $0.8 million, or 64.3%, primarily due to an increase in the weighted average mortgage loans receivable balance for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Interest expense decreased $5.5 million, or 9.6%, primarily due to a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2010 ($1,867.4 million), as compared to the six months ended June 30, 2009 ($2,090.3 million), partially offset by an increase in the weighted average interest rate for the six months ended June 30, 2010 (5.61%), as compared to the six months ended June 30, 2009 (5.57%) and a decrease in capitalized interest for the six months ended June 30, 2010 due to a decrease in development activities.

Amortization of deferred financing costs increased $0.1 million or 6.2%, primarily due to an increase in financing costs related to the origination of mortgage financings during 2010 and 2009, partially offset by the write-off of loan fees related to the repurchase and retirement of certain of our senior unsecured debt.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.5 million in mark to market loss, inclusive of reset payments, which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the six months ended June 30, 2010, as compared to $2.4 million in mark to market gain, inclusive of reset payments, for the six months ended June 30, 2009. Additionally, the rates on the forecasted debt issuances underlying two of our forward starting swaps locked on March 20, 2009 and on April 6, 2009, and as such, the swaps ceased to qualify for hedge accounting. The change in value of the swaps from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the six months ended June 30, 2009.

For the six months ended June 30, 2010, we recognized a net loss from early retirement of debt of $4.0 million primarily due to the redemption of our 2011 Notes. For the six months ended June 30, 2009, we recognized a

$4.0 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

Foreign currency exchange loss of $0.2 million for the six months ended June 30, 2010 relates to the Company’s wind-down of its operations in Europe.

Equity in income of Other Real Estate Partnerships decreased $2.4 million, or 28.7%, primarily due to an increase in interest expense and a decrease in gain on sale of real estate for the Other Real Estate Partnerships for the six months ended June 30, 2010.

Equity in income of Joint Ventures decreased approximately $1.5 million, or 92.2%, due primarily to a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Development/Repositioning Joint Venture and a decrease in our pro rata share of income from the 2005 Core Joint Venture during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, partially offset by the gain on sale of our 15% interest in the 2006 Net Lease Co-Investment Program.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased $7.5 million, or 167.7%, due primarily to a decrease in general and administrative, interest and depreciation and amortization expense incurred in the new TRS for the six months ended June 30, 2010 as compared to the old TRS for the six months ended June 30, 2009, as well as an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the six months ended June 30, 2010 and June 30, 2009:

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	($ in 000’s)

Total Revenues	$649	$5,069
Property Expenses	(383)	(1,785)
Depreciation and Amortization	(311)	(2,061)
Gain on Sale of Real Estate	7,619	7,509
Benefit for Income Taxes	—	14

Income from Discontinued Operations	$7,574	$8,746

Income from discontinued operations for the six months ended June 30, 2010 reflects the results of operations and gain on sale of real estate relating to five industrial properties that were sold during the six months ended June 30, 2010 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2010.

Income from discontinued operations for the six months ended June 30, 2009 reflects the gain on sale of real estate relating to five industrial properties that were sold during the six months ended June 30, 2009 and reflects the results of operations of 12 industrial properties that were sold during the year ended December 31, 2009, five industrial properties that were sold during the six months ended June 30, 2010 and two industrial properties identified as held for sale at June 30, 2010.

The $1.1 million gain on sale of real estate for the six months ended June 30, 2010 resulted from the sale of one land parcel that does not meet the criteria for inclusion in discontinued operations. The $0.5 million gain on sale of real estate for the six months ended June 30, 2009 resulted from the sale of one land parcel that does not meet the criteria established for inclusion in discontinued operations.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Our net loss available to unitholders and participating securities was $(20.1) million and $(8.6) million for the three months ended June 30, 2010 and June 30, 2009, respectively. Basic and diluted net loss available to unitholders were $(0.29) per unit and $(0.17) per unit for the three months ended June 30, 2010 and June 30, 2009, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2010 and June 30, 2009. Same store properties are properties owned prior to January 1, 2009 and held as an operating property through June 30, 2010, and developments and redevelopments that were placed in service prior to January 1, 2009 or were substantially completed for 12 months prior to January 1, 2009. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2008 and held as an operating property through June 30, 2010. Sold properties are properties that were sold subsequent to December 31, 2008. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2009 or b) placed in service prior to January 1, 2009. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRSs acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended June 30, 2010 and June 30, 2009, the occupancy rates of our same store properties were 81.6% and 81.9%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$70,785	$72,548	$(1,763)	(2.4)%
Acquired Properties	127	—	127	—
Sold Properties	115	2,011	(1,896)	(94.3)%
(Re)Developments and Land, Not Included Above	2,313	1,179	1,134	96.2%
Other	3,200	4,295	(1,095)	(25.5)%

	$76,540	$80,033	$(3,493)	(4.4)%
Discontinued Operations	(120)	(2,123)	2,003	(94.3)%

Subtotal Revenues	$76,420	$77,910	$(1,490)	(1.9)%

Construction Revenues	—	18,318	(18,318)	(100.0)%

Total Revenues	$76,420	$96,228	$(19,808)	(20.6)%

Revenues from same store properties decreased $1.8 million due primarily to a decrease in occupancy. Revenues from acquired properties increased $0.1 million due to the three industrial properties acquired subsequent to December 31, 2008 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $1.9 million due to the 17 industrial properties and one leased land parcel sold subsequent to December 31, 2008, totaling approximately 2.3 million square feet of GLA. Revenues from (re)developments and land increased $1.1 million primarily due to an increase in occupancy. Other revenues decreased $1.1 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $18.3 million primarily due to the substantial completion prior to December 31, 2010 of certain development projects for which we were acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$21,622	$22,543	$(921)	(4.1)%
Acquired Properties	21	—	21	—
Sold Properties	65	620	(555)	(89.5)%
(Re)Developments and Land, Not Included Above	686	975	(289)	(29.6)%
Other	3,704	4,462	(758)	(17.0)%

	$26,098	$28,600	$(2,502)	(8.7)%
Discontinued Operations	(129)	(661)	532	(80.5)%

Total Property Expenses	$25,969	$27,939	$(1,970)	(7.1)%

Construction Expenses	—	17,789	(17,789)	(100.0)%

Total Property and Construction Expenses	$25,969	$45,728	$(19,759)	(43.2)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $0.9 million due primarily to a decrease in bad debt expense. Property expenses from sold properties decreased $0.6 million due to properties sold subsequent to December 31, 2008. Property expenses from (re)developments and land decreased $0.3 million due primarily to the collection of a tenant receivable which had a bad debt allowance, resulting in a reversal of bad debt expense in 2010. The $0.8 million decrease in other expense is primarily attributable to a decrease in compensation related to the reduction in employee headcount in 2009. Construction expenses decreased $17.8 million primarily due to the substantial completion prior to December 31, 2010 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $4.2 million, or 36.4%, due primarily to a decrease in compensation resulting from the reduction in employee headcount and a decrease in professional services.

For the three months ended June 30, 2010, we incurred $0.9 million in restructuring charges to provide for employee severance and benefits ($0.8 million) and other costs ($0.1 million) associated with implementing our restructuring plan. For the three months ended June 30, 2009, we incurred $0.1 million in restructuring charges primarily related to costs associated with the termination of certain office leases.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$29,696	$30,547	$(851)	(2.8)%
Acquired Properties	105	—	105	—
Sold Properties	75	730	(655)	(89.7)%
(Re)Developments and Land, Not Included Above and Other	1,116	917	199	21.7%
Corporate Furniture, Fixtures and Equipment	521	546	(25)	(4.6)%

	$31,513	$32,740	$(1,227)	(3.7)%
Discontinued Operations	(113)	(805)	692	(86.0)%

Total Depreciation and Other Amortization	$31,400	$31,935	$(535)	(1.7)%

Depreciation and other amortization for same store properties decreased $0.9 million primarily due to accelerated depreciation and amortization taken during the three months ended June 30, 2009, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased

$0.1 million due to properties acquired subsequent to December 31, 2008. Depreciation and other amortization from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2008. Depreciation and other amortization for (re)developments and land and other increased $0.2 million due primarily to an increase in the substantial completion of developments.

Interest income increased $0.3 million, or 41.5%, primarily due to an increase in the weighted average mortgage loans receivable balance for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Interest expense decreased $4.5 million, or 15.2%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2010 ($1,817.0 million), as compared to the three months ended June 30, 2009 ($2,111.2 million) and a decrease in the weighted average interest rate for the three months ended June 30, 2010 (5.49%), as compared to the three months ended June 30, 2009 (5.57%).

Amortization of deferred financing costs remained relatively unchanged.

We recorded $1.3 million in mark to market loss, inclusive of the reset payment, on the Series F Agreement which is included in Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended June 30, 2010. We recorded $0.9 million in mark to market gain, inclusive of the reset payment, on the Series F Agreement for the three months ended June 30, 2009. Additionally, Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements for the three months ended June 30, 2009 includes $1.4 million of gain related to the change in value from the dates the rates locked to the settlement dates of two of our forward starting swaps associated with a forecasted debt offering.

For the three months ended June 30, 2010, we recognized a $4.3 million loss from early retirement of debt due to the redemption of our 2011 Notes. For the three months ended June 30, 2009, we recognized a $4.0 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

Foreign currency exchange loss of $0.2 million for the three months ended June 30, 2010 relates to the Company’s wind-down of its operations in Europe.

Equity in income of Other Real Estate Partnerships decreased $0.7 million, or 18.0%, primarily due to an increase in interest expense for the Other Real Estate Partnerships for the three months ended June 30, 2010.

Equity in income of Joint Ventures decreased approximately $1.0 million, or 62.5%, due primarily to a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, partially offset by the gain on sale of our 15% interest in the 2006 Net Lease Co-Investment Program.

The income tax provision (included in continuing operations, discontinued operations and gain on sale) increased $5.1 million, or 198.0%, due primarily to an increase in state taxes related to an unfavorable court decision on business loss carryforwards in the State of Michigan, as well as a decrease in general and administrative, interest and depreciation and amortization expense incurred in the new TRS for the three months ended June 30, 2010, as compared to the old TRS for the three months ended June 30, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended June 30, 2010 and June 30, 2009:

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	($ in 000’s)

Total Revenues	$120	$2,123
Property Expenses	(129)	(661)
Depreciation and Amortization	(113)	(805)
Gain on Sale of Real Estate	3,610	3,907
Provision for Income Taxes	—	(72)

Income from Discontinued Operations	$3,488	$4,492

Income from discontinued operations for the three months ended June 30, 2010 reflects the results of operations and gain on sale of real estate relating to two industrial properties that were sold during the three months ended June 30, 2010 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2010.

Income from discontinued operations for the three months ended June 30, 2009 reflects the gain on sale of real estate relating to three industrial properties that were sold during the three months ended June 30, 2009 and reflects the results of operations of 12 industrial properties that were sold during the year ended December 31, 2009, five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010 and two industrial properties identified as held for sale at June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 our cash and cash equivalents was approximately $84.4 million.

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

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Line of Credit and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2010, borrowings under our Unsecured Line of Credit bore interest at a weighted average interest rate of 1.378%. Our Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of August 5, 2010, we had approximately $1.1 million available for additional borrowings under our Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2010, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2010 based upon our earnings projections. Our belief that we will continue to meet our financial covenants through 2010 is based on internal projections of EBITDA, as defined in our Unsecured Line of Credit and our unsecured notes, which include a number of assumptions, including, among others, assumptions regarding occupancy rates, tenant retention, rental rates and property sales as well as internal projections of interest expense and preferred dividends. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of unsecured borrowing would increase and our ability to access certain financial markets may be limited.

Six Months Ended June 30, 2010

Net cash provided by operating activities of approximately $11.9 million for the six months ended June 30, 2010 was comprised primarily of the non-cash adjustments of approximately $70.6 million and operating distributions received in excess of equity in income of Joint Ventures of $1.7 million, offset by a net loss of approximately $33.9 million, net change in operating assets and liabilities of approximately $20.3 million and repayments of discount on senior unsecured debt of approximately $6.2 million. The adjustments for the non-cash items of approximately $70.6 million are primarily comprised of depreciation and amortization of approximately $68.0 million, the impairment of real estate of $9.1 million, the loss on the early retirement of debt of approximately $4.0 million, the mark to market loss related to the Series F Agreement of approximately $1.5 million and the provision for bad debt of approximately $0.6 million, offset by the gain on sale of real estate of approximately $8.7 million and the effect of the straight-lining of rental income of approximately $3.9 million.

Net cash provided by investing activities of approximately $41.3 million for the six months ended June 30, 2010 was comprised primarily of distributions from the Other Real Estate Partnerships, net proceeds from the sale of real estate, distributions from our Joint Ventures and the repayments on our mortgage note receivables, offset by investments in and advances to the Other Real Estate Partnerships, the acquisition of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, contributions to, and investments in, our Joint Ventures and an increase in mortgage payable escrows.

We invested approximately $0.4 million in, and received total distributions of approximately $6.3 million from, our Joint Ventures. As of June 30, 2010, our industrial real estate Joint Ventures owned 105 industrial properties comprising approximately 17.9 million square feet of GLA and several land parcels.

During the six months ended June 30, 2010, we sold five industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. Net proceeds from the sales of the five industrial properties and several land parcels was approximately $52.3 million.

During the six months ended June 30, 2010, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture. The purchase price of these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the industrial properties.

Net cash used in financing activities of approximately $150.1 million for the six months ended June 30, 2010 was comprised primarily of repurchases of and repayments on our unsecured notes and mortgage loans payable, preferred general partnership unit distributions, other costs associated with the early retirement of debt, payments of debt issuance costs, the repurchase and retirement of restricted units, payments on the interest rate swap agreement and costs associated with the DRIP and ATM offerings, offset by net borrowings on our Unsecured Line of Credit, proceeds from the new mortgage financings and proceeds from the issuance of common stock.

During the six months ended June 30, 2010, we received proceeds from the origination of $40.6 million in mortgage financings. During the six months ended June 30, 2010, we redeemed $230.8 million of our Unsecured Notes at an aggregate purchase price of $231.9 million.

During the six months ended June 30, 2010, the Company issued 1,424,106 shares of its common stock under the direct stock purchase component of the DRIP and the ATM, resulting in net proceeds of approximately $10.3 million. These proceeds were contributed to us in exchange for an equivalent number of Units.

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

At June 30, 2010, approximately $1,318.9 million (approximately 72.7% of total debt at June 30, 2010) of our debt was fixed rate debt and approximately $496.5 million (approximately 27.3% of total debt at June 30, 2010) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at June 30, 2010, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.7 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at June 30, 2010. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2010, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of the Company’s Series F Preferred Stock (see Note 12 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2010, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint

Venture owned two industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements.

Subsequent Events

On August 5, 2010, we transferred our interests in the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture to our partner. In connection with this transfer, we received approximately $5.0 million. As a result of this transfer, we will no longer serve as asset manager for these ventures.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Adverse changes in our credit ratings could negatively affect our liquidity and business operations.

The credit ratings of the Operating Partnership’s senior unsecured debt and the Company’s preferred stock are based on the Company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness that we may incur going forward. There can be no assurance that we will be able to maintain any credit rating, and in the event any credit rating is downgraded, we could incur higher borrowing costs or be unable to access certain financial markets at all.

Failure to comply with covenants in our debt agreements could adversely affect our financial condition

The terms of our agreements governing our Unsecured Line of Credit and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Moreover, our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. We anticipate that we will be able to operate in compliance with our financial covenants, including our unsecured leverage and fixed charge covenants, for the remainder of 2010. However, we expect to exceed the minimum amounts permitted under the unsecured leverage and fixed charge coverage covenants set forth in our Unsecured Line of Credit by only a thin margin. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Line of Credit will not be required to lend any additional amounts to us. In addition, our outstanding senior debt securities as well as all outstanding borrowings under the Unsecured Line of Credit, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Line of Credit and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the Unsecured Line of Credit and the senior debt securities or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. If repayment of any of our borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay such indebtedness or that we would be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

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
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2010

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