Form 10-Q
period 2011-03-31
FIRST INDUSTRIAL LP
filed 2011-05-02
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended March 31, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands except unit and per unit data)

ASSETS
Assets:
Investment in Real Estate:
Land	$492,040	$485,790
Buildings and Improvements	1,842,085	1,843,134
Construction in Progress	3,471	2,672
Less: Accumulated Depreciation	(457,635)	(443,912)

Net Investment in Real Estate	1,879,961	1,887,684

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $137,756 and $148,407 at March 31, 2011 and December 31, 2010, respectively	327,938	344,353
Investments in and Advances to Other Real Estate Partnerships	251,226	252,541
Cash and Cash Equivalents	10,787	22,484
Restricted Cash	—	105
Tenant Accounts Receivable, Net	3,530	2,602
Investments in Joint Ventures	2,494	2,451
Deferred Rent Receivable, Net	34,534	32,383
Deferred Financing Costs, Net	12,949	14,492
Deferred Leasing Intangibles, Net	31,247	33,639
Prepaid Expenses and Other Assets, Net	114,519	119,052

Total Assets	$2,669,185	$2,711,786

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage and Other Loans Payable, Net	$400,108	$431,284
Senior Unsecured Notes, Net	880,136	879,529
Unsecured Credit Facility	286,108	376,184
Mortgage Loan Payable on Real Estate Held for Sale, Net, Inclusive of $6 of Accrued Interest at December 31, 2010	944	1,014
Accounts Payable, Accrued Expenses and Other Liabilities, Net	68,923	79,949
Deferred Leasing Intangibles, Net	15,590	16,145
Rents Received in Advance and Security Deposits	22,779	24,469
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $1,681 and $2,642 at March 31, 2011 and December 31, 2010, respectively	1,681	1,909

Total Liabilities	1,676,269	1,810,483

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively) with a liquidation preference of $275,000, respectively	266,211	266,211
General Partner Units (77,965,162 and 68,841,296 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	650,081	558,496
Limited Partners’ Units (5,363,151 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	92,447	93,100
Accumulated Other Comprehensive Loss	(15,823)	(16,504)

Total Partners’ Capital	992,916	901,303

Total Liabilities and Partners’ Capital	$2,669,185	$2,711,786

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)
	(In thousands except per unit data)

Revenues:
Rental Income	$47,143	$47,488
Tenant Recoveries and Other Income	15,532	17,271
Construction Revenues	—	270

Total Revenues	62,675	65,029

Expenses:
Property Expenses	22,549	22,697
General and Administrative	5,258	8,894
Restructuring Costs	1,160	264
Impairment of Real Estate	(318)	—
Depreciation and Other Amortization	24,364	24,121
Construction Expenses	—	209

Total Expenses	53,013	56,185

Other Income (Expense):
Interest Income	990	1,086
Interest Expense	(25,849)	(27,025)
Amortization of Deferred Financing Costs	(1,051)	(792)
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	44	(134)
(Loss) Gain From Early Retirement of Debt	(866)	355

Total Other Income (Expense)	(26,732)	(26,510)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income (Loss) of Joint Ventures and Income Tax Benefit (Provision)	(17,070)	(17,666)
Equity in Income of Other Real Estate Partnerships	4,855	2,833
Equity in Income (Loss) of Joint Ventures	36	(459)
Income Tax Benefit (Provision)	289	(111)

Loss from Continuing Operations	(11,890)	(15,403)
Income (Loss) from Discontinued Operations (Including Gain on Sale of Real Estate of $2,742 and $4,008 for the Three Months Ended March 31, 2011 and March 31, 2010, respectively)	8,209	(4,079)
Provision for Income Taxes Allocable to Discontinued Operations (Including $516 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2011)	(720)	—

Loss Before Gain on Sale of Real Estate	(4,401)	(19,482)
Gain on Sale of Real Estate	—	1,073
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(394)

Net Loss	(4,401)	(18,803)
Less: Preferred Unit Distributions	(4,927)	(4,960)

Net Loss Available to Unitholders and Participating Securities	$(9,328)	$(23,763)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.22)	$(0.29)

Income (Loss) From Discontinued Operations	$0.10	$(0.06)

Net Loss Available to Unitholders	$(0.12)	$(0.35)

Weighted Average Units Outstanding	76,002	67,187

Net Loss Available to Unitholders Attributable to:
General Partners	$(8,675)	$(21,867)
Limited Partners	(653)	(1,896)

Net Loss Available to Unitholders and Participating Securities	$(9,328)	$(23,763)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Net Loss	$(4,401)	$(18,803)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $414 for the Three Months Ended March 31, 2010	—	(567)
Amortization of Interest Rate Protection Agreements	556	505
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	(145)
Foreign Currency Translation Adjustment, Net of Income Tax Benefit of $169 and $468 for the Three Months Ended March 31, 2011 and March 31, 2010, respectively	125	682

Other Comprehensive Loss	$(3,720)	$(18,328)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General			Accumulated
	Partner	General	Limited	Other
	Preferred	Partner	Partner	Comprehensive
	Units	Units	Units	Loss	Total
	(Unaudited)
	(In thousands)

Balance as of December 31, 2010	$266,211	$558,496	$93,100	$(16,504)	$901,303
Issuance of Common Stock, Net of Issuance Costs	—	100,288	—	—	100,288
Stock Based Compensation Activity	—	(28)	—	—	(28)
Preferred Dividends	(4,927)	—	—	—	(4,927)
Other Comprehensive Loss:
Net Income (Loss)	4,927	(8,675)	(653)	—	(4,401)
Other Comprehensive Income	—	—	—	681	681

Total Other Comprehensive Loss					(3,720)

Balance as of March 31, 2011	$266,211	$650,081	$92,447	$(15,823)	$992,916

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,401)	$(18,803)
Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided by Operating Activities:
Depreciation	19,107	23,806
Amortization of Deferred Financing Costs	1,051	792
Other Amortization	7,843	8,671
Impairment of Real Estate, Net	829	9,155
Provision for Bad Debt	201	513
Equity in (Income) Loss of Joint Ventures	(36)	459
Distributions from Joint Ventures	—	500
Gain on Sale of Real Estate	(2,742)	(5,081)
Loss (Gain) on Early Retirement of Debt	866	(355)
Prepayment Premiums Associated with Early Retirement of Debt	(372)	—
Mark-to-Market (Gain) Loss on Interest Rate Protection Agreements	(44)	134
Equity in Income of Other Real Estate Partnerships	(4,855)	(2,833)
Distributions from Investment in Other Real Estate Partnerships	4,855	2,833
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(4,944)	(3,232)
Increase in Deferred Rent Receivable	(2,221)	(2,355)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(10,389)	(22,902)
Decrease in Restricted Cash	105	3
Repayments of Discount on Senior Unsecured Notes	—	(1,775)

Net Cash Provided by (Used In) Operating Activities	4,853	(10,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(12,361)	(13,696)
Net Proceeds from Sales of Investments in Real Estate	13,334	43,515
Investments in and Advances to Other Real Estate Partnerships	(8,767)	(99,143)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	10,082	122,466
Contributions to and Investments in Joint Ventures	(4)	(225)
Distributions from Joint Ventures	—	725
Repayment of Notes Receivable	8,739	228
Increase in Restricted Cash and Escrows	(13)	(22,732)

Net Cash Provided by Investing Activities	11,010	31,138

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(108)	(4)
Unit Contributions	100,570	5,970
Preferred Unit Distributions	(5,379)	(5,412)
Repurchase and Retirement of Restricted Units	(673)	(268)
Payments on Interest Rate Swap Agreement	(194)	(152)
Proceeds from Origination of Mortgage Loans Payable	—	19,280
Repayments on Mortgage Loans Payable	(31,215)	(1,202)
Debt Issuance Costs	—	(341)
Repayments on Senior Unsecured Notes	—	(155,124)
Costs Associated with Early Retirement of Debt	—	(877)
Proceeds from Unsecured Credit Facility	10,000	51,500
Repayments on Unsecured Credit Facility	(100,590)	(10,341)

Net Cash Used in Financing Activities	(27,589)	(96,971)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	29	284
Net Decrease in Cash and Cash Equivalents	(11,726)	(76,303)
Cash and Cash Equivalents, Beginning of Period	22,484	181,147

Cash and Cash Equivalents, End of Period	$10,787	$105,128

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except Unit and per Unit data)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 93.6% common ownership interest at March 31, 2011. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at March 31, 2011. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 6.4% interest in the Operating Partnership at March 31, 2011. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. See Note 5 for more information on the Joint Ventures.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”). The Operating Partnership, the L.L.C.s, FRIP and the taxable REIT subsidiaries are referred to as the “Consolidated Operating Partnership.” The operating data of the L.L.C.s, FRIP and the taxable REIT subsidiaries are consolidated with that of the Operating Partnership as presented herein. The Operating Partnership also holds at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of March 31, 2011, we owned 694 industrial properties located in 27 states in the United States and one province in Canada, containing an aggregate of approximately 60.2 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2011, the Other Real Estate Partnerships owned 68 industrial properties containing an aggregate of approximately 7.7 million square feet of GLA.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2010 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2010 audited financial statements included in our 2010 Form 10-K and present interim disclosures as

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2011 and December 31, 2010, and the reported amounts of revenues and expenses for the three months ended March 31, 2011 and March 31, 2010. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2011 and December 31, 2010, and the results of our operations and comprehensive income for each of the three months ended March 31, 2011 and March 31, 2010, and our cash flows for each of the three months ended March 31, 2011 and March 31, 2010, and all adjustments are of a normal recurring nature.

3.	Investment in Real Estate

Sales and Discontinued Operations

During the three months ended March 31, 2011, we sold 12 industrial properties comprising approximately 0.6 million square feet of GLA. Gross proceeds from the sales of the 12 industrial properties were approximately $14,817. The gain on sale of real estate was approximately $2,742, all of which is shown in discontinued operations. The 12 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 12 sold industrial properties are included in discontinued operations.

At March 31, 2011, we had 161 industrial properties comprising approximately 13.8 million square feet of GLA and several land parcels held for sale. The results of operations of the 161 industrial properties held for sale at March 31, 2011 are included in discontinued operations. There can be no assurance that such industrial properties or land parcels held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2010 reflects the results of operations of the 12 industrial properties that were sold during the three months ended March 31, 2011, the results of operations of 10 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, the results of operations of the 161 industrial properties identified as held for sale at March 31, 2011 and the gain on sale of real estate relating to three industrial properties and one land parcel that received ground rental revenues that were sold during the three months ended March 31, 2010.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2011 and March 31, 2010:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Total Revenues	$13,259	$14,038
Property Expenses	(5,663)	(6,635)
Impairment of Real Estate, Net	(1,147)	(9,155)
Depreciation and Amortization	(969)	(6,317)
Interest Expense	(13)	(18)
Gain on Sale of Real Estate	2,742	4,008
Provision for Income Taxes	(720)	—

Income (Loss) from Discontinued Operations	$7,489	$(4,079)

At March 31, 2011 and December 31, 2010, we had notes receivables outstanding of approximately $51,109 and $58,803, net of a discount of $367 and $383, respectively, which are included as a component of Prepaid

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses and Other Assets, Net. At March 31, 2011 and December 31, 2010, the fair values of the notes receivables were $53,590 and $60,944, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using the current rates at which similar loans with similar remaining maturities would be made to other borrowers.

Impairment Charges

On October 22, 2010, we amended our unsecured revolving credit facility (as amended, the “Unsecured Credit Facility”). In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to market and sell.

At March 31, 2011, the Non-Strategic Assets consisted of 166 industrial properties comprising approximately 14.6 million square feet of GLA and land parcels comprising approximately 598 gross acres. The Non-Strategic Assets (except six industrial properties comprising approximately 0.8 million square feet of GLA) were classified as held for sale as of March 31, 2011. During the three months ended March 31, 2011, we recorded a net non-cash impairment charge of $1,147 relating to certain of the Non-Strategic Assets held for sale. The $1,147 net impairment charge was calculated as the difference of the carrying value of the properties over the fair value less costs to sell due to their classification as held for sale at March 31, 2011. The net impairment charge of $1,147 is due to updated fair market values for certain of the Non-Strategic Assets whose estimated fair market values have changed since December 31, 2010. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses on expected cash flows, internal valuations of real estate and third party offers.

The net impairment charge of $1,147 relating to the Non-Strategic Assets held for sale is offset by $318 of reversal of impairment charges related to certain industrial properties and land parcels that were classified as held for sale at December 31, 2010 but no longer qualify to be classified as held for sale at March 31, 2011. If an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. There are seven industrial properties comprising approximately 0.5 million square feet of GLA and one land parcel comprising approximately 38 acres that were previously classified as held for sale but no longer meet the criteria for held for sale classification at March 31, 2011. We recorded catch-up depreciation and amortization on the seven industrial properties as that resulted in a lower value than the fair market value of these assets at March 31, 2011. We reversed impairment of $318 that was previously recorded while we held for sale six industrial properties comprising approximately 0.3 million square feet of GLA. While the assets were classified as held for sale, we had recorded impairment in order to adjust the carrying value of the assets to fair market value less costs to sell. We reversed impairment previously recorded because the carrying value of each asset, adjusted for depreciation and amortization, was greater than the fair market value less costs to sell.

During the three months ended March 31, 2010, we recorded an impairment charge in the amount of $9,155 related to a certain property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”) in connection with the negotiation of a new lease. The non-cash impairment charge related to the Grand Rapids Property was based upon the difference between the fair value of the property and its carrying value. The valuation of the Grand Rapids Property was determined based upon a discounted cash flow analysis on expected cash flows and the income capitalization approach considering prevailing market capitalization rates. The $9,155 impairment loss is included in discontinued operations for the three months ended March 31, 2010.

The guidance for the fair value measurement provisions for the impairment of long lived assets recorded at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about our assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2011 and 2010. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a
		Non-Recurring Basis Using:
	Three Months	Quoted Prices in
	Ended	Active Markets for	Significant Other	Unobservable	Total
	March 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived Assets Held for Sale	$126,904	—	—	$126,904	$(1,147)

		Fair Value Measurements on a
		Non-Recurring Basis Using:
	Three Months	Quoted Prices in
	Ended	Active Markets for	Significant Other	Unobservable	Total
	March 31,	Identical Assets	Observable Inputs	Inputs	Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived Assets Held and Used	$4,122	—	—	$4,122	$(9,155)

4.	Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflect our limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	March 31,	December 31,
	2011	2010

ASSETS
Assets:
Investment in Real Estate, Net	$234,235	$221,450
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $13,414 and $16,804 at March 31, 2011 and December 31, 2010, respectively	31,483	47,938
Note Receivable	240,494	239,453
Other Assets, Net	49,891	51,875

Total Assets	$556,103	$560,716

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$50,902	$54,771
Other Liabilities	8,198	8,547
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $27 and $26 at March 31, 2011 and December 31, 2010, respectively	6	7
Partners’ Capital	496,997	497,391

Total Liabilities and Partners’ Capital	$556,103	$560,716

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Operations:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Total Revenues (including Interest Income)	$12,799	$13,129
Property Expenses	(2,700)	(2,733)
Interest Expense	(940)	(652)
Amortization of Deferred Financing Costs	(34)	(29)
Impairment of Real Estate	595	—
Loss from Early Retirement of Debt	(160)	—
Depreciation and Other Amortization	(3,015)	(3,300)

Income from Continuing Operations	6,545	6,415
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $1,062 and $0 for the Three Months Ended March 31, 2011 and March 31, 2010, respectively)	1,926	262

Net Income	$8,471	$6,677

5.	Investments in Joint Ventures

At March 31, 2011, the 2003 Net Lease Joint Venture owned nine industrial properties comprising approximately 4.9 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the Financial Accounting Standards Board’s (the “FASB”) guidance on the consolidation of variable interest entities. However, we continue conclude that we are not the primary beneficiary of this venture. As of March 31, 2011, our investment in the 2003 Net Lease Joint Venture is $2,494. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of March 31, 2011, the 2007 Europe Joint Venture did not own any properties.

At March 31, 2011 and December 31, 2010, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $3,033 and $2,857, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three months ended March 31, 2011 and March 31, 2010, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from our Joint Ventures (and/or our former Joint Venture partners) in the following amounts:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Contributions	$4	$225
Distributions	$—	$1,225
Fees	$310	$2,067

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Indebtedness

The following table discloses certain information regarding our indebtedness:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	March 31,	December 31,	March 31,	March 31,
	2011	2010	2011	2011	Maturity Date

Mortgage and Other Loans Payable, Net*	$400,108	$431,284	5.00%-9.25%	4.93%-9.25%	January 2012- October 2020
Unamortized Premiums*	(336)	(358)

Mortgage and Other Loans Payable, Gross	$399,772	$430,926

Senior Unsecured Notes, Net
2016 Notes	$159,913	$159,899	5.750%	5.91%	01/15/16
2017 Notes	87,197	87,195	7.500%	7.52%	12/01/17
2027 Notes	13,559	13,559	7.150%	7.11%	05/15/27
2028 Notes	189,871	189,869	7.600%	8.13%	07/15/28
2012 Notes	61,784	61,774	6.875%	6.85%	04/15/12
2032 Notes	34,671	34,667	7.750%	7.87%	04/15/32
2014 Notes	87,105	86,792	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	128,391	128,137	4.625%	5.53%	09/15/11
2017 II Notes	117,645	117,637	5.950%	6.37%	05/15/17

Subtotal	$880,136	$879,529
Unamortized Discounts	6,373	6,980

Senior Unsecured Notes, Gross	$886,509	$886,509

Unsecured Credit Facility	$286,108	$376,184	3.480%	3.480%	09/28/12

*	Excludes $944 and $1,008, respectively, of Mortgage Loan Payable on Real Estate Held for Sale and $45 and $48, respectively, of unamortized premiums as of March 31, 2011 and December 31, 2010.

On February 10, 2011, we paid off and retired prior to maturity our secured mortgage loan originally maturing in September 2012 in the amount of $14,520. On March 9, 2011, we paid off and retired prior to maturity our secured mortgage loan originally maturing in December 2014 in the amount of $14,980. In connection with the early payoffs, we recorded a loss on early retirement of debt of $866 related to prepayment premiums and the write-off of unamortized loan fees.

Included in Mortgage and Other Loans Payable is a $5,040 loan payable related to a non-recourse mortgage loan that matured on March 1, 2011. We are currently working with the lender to transfer title of the industrial building that serves as collateral in satisfaction of the loan. However, there can be no assurance that we will be successful in these efforts.

As of March 31, 2011, Mortgage and Other Loans Payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $557,560 and one letter of credit in the amount of $889.

The following is a schedule of the stated maturities and scheduled principal payments as of March 31, 2011 of our indebtedness, inclusive of maturities and scheduled principal payments of Mortgage Loan Payable on Real

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estate Held for Sale and exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2011	$139,182
2012	357,742
2013	7,949
2014	185,794
2015	55,871
Thereafter	826,750

Total	$1,573,288

The Unsecured Credit Facility and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with our financial covenants as of March 31, 2011, and we anticipate that we will be able to operate in compliance with our financial covenants throughout 2011.

Fair Value

At March 31, 2011 and December 31, 2010, the fair values of our indebtedness were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage and Other Loans Payable	$401,052	$446,239	$432,292	$486,758
Senior Unsecured Notes	880,136	874,912	879,529	851,771
Unsecured Credit Facility	286,108	286,108	376,184	376,184

Total	$1,567,296	$1,607,259	$1,688,005	$1,714,713

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the senior unsecured notes was determined by quoted market prices for the same or similar issuances. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.

7.	Partners’ Capital

On March 3, 2011, the Company sold in an underwritten public offering 8,900,000 shares of the Company’s common stock at a price of $11.40 per share to the public. Gross offering proceeds from the issuance were $101,460

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the aggregate. Proceeds to the Company, net of underwriters’ discount of $890 and total expenses of $166, were approximately $100,404. These proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

On February 28, 2011, the Company entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock, for up to $100,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the three months ended March 31, 2011, the Company did not issue any shares under the ATM. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the three months ended March 31, 2011 and March 31, 2010, the Company awarded 292,339 and 573,198 shares, respectively, of restricted common stock to certain employees. We issued Units to the Company in the same amounts. The restricted common stock had a fair value of approximately $3,248 and $3,336, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $645 and $1,499 for the three months ended March 31, 2011 and March 31, 2010, respectively, in compensation expense related to restricted stock/unit awards. At March 31, 2011, we have $8,439 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.11 years.

Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the first quarter of 2011, the new coupon rate was 6.795%. See Note 11 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes distributions accrued during the three months ended March 31, 2011:

	Three Months Ended
	March 31, 2011
	Distribution	Total
	per Unit	Distribution

Series F Preferred Units	$1,698.75	$850
Series G Preferred Units	$1,809.00	$452
Series J Preferred Units	$4,531.30	$2,719
Series K Preferred Units	$4,531.30	$906

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Supplemental schedule of non-cash investing and financing activities:
Exchange of limited partnership units for general partnership units:
Limited partnership units	$—	$(18)
General partnership units	—	18

	$—	$—

Write-off of fully depreciated assets	$(12,531)	$(12,414)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$1,029	$—

9.	Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Numerator:
Loss from Continuing Operations, Net of Income Tax	$(11,890)	$(15,403)
Gain on Sale of Real Estate, Net of Income Tax	—	679
Preferred Unit Distributions	(4,927)	(4,960)

Loss from Continuing Operations Available to Unitholders	$(16,817)	$(19,684)

Income (Loss) from Discontinued Operations, Net of Income Tax Available to Unitholders	$7,489	$(4,079)

Net Loss Available to Unitholders	$(9,328)	$(23,763)

Denominator:
Weighted Average Units — Basic and Diluted	76,001,749	67,186,934

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.22)	$(0.29)

Income (Loss) from Discontinued Operations Available to Unitholders	$0.10	$(0.06)

Net Loss Available to Unitholders	$(0.12)	$(0.35)

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating securities include Units that correspond to the Company’s unvested restricted stock awards outstanding that participate in non-forfeitable distributions of the Operating Partnership.

		Allocation		Allocation
		of Net		of Net
		Income		Income
		Available to		Available to
		Participating		Participating
		Securities for the		Securities for the
	Outstanding	Three Months Ended	Outstanding	Three Months Ended
	at March 31,	March 31,	at March 31,	March 31,
	2011	2011	2010	2010

Participating Securities:
Units Corresponding to Restricted Stock Awards	696,360	$—	773,034	$—

Participating security holders are not obligated to share in losses. Therefore, none of the loss was allocated to participating securities for the three months ended March 31, 2011 and March 31, 2010.

The number of weighted average units — diluted is the same as the number of weighted average units — basic for the three months ended March 31, 2011 and March 31, 2010, as the effect of Units corresponding to the Company’s stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Unit corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number	Number
	At March 31,	At March 31,
	2011	2010

Non-Participating Securities:
Units Corresponding to Restricted Stock Unit Awards	993,250	1,218,800
Units Corresponding to Options	41,901	139,700

The 2011 Exchangeable Notes are convertible into shares of common stock of the Company at a price of $50.93 per share and the Units corresponding to the shares issuable upon conversion were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.

10.	Restructuring Costs

We committed the Operating Partnership to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. For the three months ended March 31, 2011, we recorded as restructuring costs a pre-tax charge of $1,160 to provide for costs associated with the termination of certain office leases ($1,044) and other costs ($116) associated with implementing the restructuring plan. For the three months ended March 31, 2010, we recorded as restructuring costs a pre-tax charge of $264 to provide for costs associated with the termination of certain office leases ($75) and other costs ($189) associated with implementing the restructuring plan.

At March 31, 2011 and December 31, 2010, we have $2,830 and $1,574, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net primarily related to remaining lease payments under certain lease obligations.

11.	Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use interest rate

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the first quarter of 2011 the new coupon rate was 6.795%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three months ended March 31, 2011 and March 31, 2010, $44 and $(134), respectively, is recognized as Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and for the three months ended March 31, 2011 and March 31, 2010, totaled $99 and $76, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,313 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses or Other Liabilities, Net on the accompanying consolidated balance sheets:

					Fair Value As of	Fair Value As of
Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	March 31, 2011	December 31, 2010

Derivatives not designated as hedging instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(380)	$(523)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of March 31, 2011 and December 31, 2010, the outstanding payable was $99 and $194, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three months ended March 31, 2011 and March 31, 2010:

		Three Months Ended
		March 31,	March 31,
Interest Rate Products	Location on Statement	2011	2010

Loss Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$—	$(567)
Amortization Reclassified from OCI into Income	Interest Expense	$(556)	$(505)

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

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Series F Agreement	$(380)	—	—	$(380)

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Series F Agreement	$(523)	—	—	$(523)

The valuation of the Series F Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements including the period to maturity. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of fair value measurement, we incorporated a credit valuation adjustment (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate 5.2175% for floating rate payments based on 30-year Treasury. No market observable prices exist for long-dated Treasuries past 30 years. Therefore, we have classified the Series F Agreement in its entirety as a Level 3.

The following table presents a reconciliation of our assets classified as Level 3 at March 31, 2011:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance at December 31, 2010	$(523)
Total unrealized gains:
Mark-to-Market of the Series F Agreement	143

Ending liability balance at March 31, 2011	$(380)

12.	Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events

From April 1, 2011 to April 29, 2011, we sold three industrial properties for approximately $11,616. There were no industrial properties acquired during this period.

On April 1, 2011, we paid off and retired a secured mortgage loan originally maturing in October 2014 in the amount of $27,389.

On May 2, 2011, the Operating Partnership obtained four secured mortgage loans aggregating to $132,463. The mortgage loans are cross-collateralized by 22 industrial properties totaling approximately 4.4 million square feet of GLA. The mortgage loans bear interest at a fixed rate of 4.45%, are amortized over 30 years and mature in June 2018. Prepayments are prohibited for twelve months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding loan balance.

On May 2, 2011, the Other Real Estate Partnerships obtained four secured mortgage loans aggregating to $45,837. The mortgage loans are cross-collateralized by ten industrial properties totaling approximately 1.5 million square feet of GLA. The mortgage loans bear interest at a fixed rate of 4.45%, are amortized over 30 years and mature in June 2018. Prepayments are prohibited for twelve months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding loan balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

GENERAL

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 93.6% ownership interest at March 31, 2011. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, an approximate 6.4% interest in the Operating Partnership at March 31, 2011.

The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of the new taxable REIT subsidiaries, (together with the Operating Partnership and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).

The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of March 31, 2011, we owned 694 industrial properties located in 27 states in the United States and one province in Canada, containing an aggregate of approximately 60.2 million square feet of gross leasable area (“GLA”).

We also own noncontrolling equity interests in, and provide services to, two joint ventures (the 2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the “2005Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

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

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 3900
Chicago, IL 60606
Attn: Investor Relations

MANAGEMENT’S OVERVIEW

We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties, debt reduction and access to external capital.

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

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a portion of our proceeds from such sales may also be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured credit facility (the “Unsecured Credit Facility”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt, finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Our net loss available to unitholders and participating securities was $9.3 million and $23.8 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Basic and diluted net loss available to unitholders were $0.12 per Unit for the three months ended March 31, 2011 and $0.35 per Unit for the three months ended March 31, 2010.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2011 and March 31, 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through March 31, 2011, and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for 12 months prior to January 1, 2010. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through March 31, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2010 or b) placed in service prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with certain subsidiaries of the Operating Partnership acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2011 and March 31, 2010, the occupancy rates of our same store properties were 83.5% and 79.8%, respectively.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$73,370	$74,048	$(678)	(0.9)%
Acquired Properties	512	—	512	—
Sold Properties	471	1,236	(765)	(61.9)%
(Re)Developments and Land, Not Included Above	141	86	55	64.0%
Other	1,440	3,427	(1,987)	(58.0)%

	$75,934	$78,797	$(2,863)	(3.6)%
Discontinued Operations	(13,259)	(14,038)	779	(5.5)%

Subtotal Revenues	$62,675	$64,759	$(2,084)	(3.2)%

Construction Revenues	—	270	(270)	(100.0)%

Total Revenues	$62,675	$65,029	$(2,354)	(3.6)%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $0.5 million due to the three industrial properties acquired subsequent to December 31, 2009 totaling approximately 0.5 million square feet of GLA. Revenues from sold properties decreased $0.8 million due to the 22 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 1.6 million square feet of GLA. Revenues from (re)developments and land remained relatively unchanged. Other revenues decreased $2.0 million due primarily to a decrease in asset management and property management fees earned from our Joint Ventures due to the disposition of our equity interests in five of our Joint Ventures. Construction revenues decreased $0.3 million primarily due to the substantial completion prior to March 31, 2010 of certain development projects for which we were acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$25,341	$25,197	$144	0.6%
Acquired Properties	96	—	96	—
Sold Properties	83	495	(412)	(83.2)%
(Re)Developments and Land, Not Included Above	333	328	5	1.5%
Other	2,359	3,312	(953)	(28.8)%

	$28,212	$29,332	$(1,120)	(3.8)%
Discontinued Operations	(5,663)	(6,635)	972	(14.6)%

Total Property Expenses	$22,549	$22,697	$(148)	(0.7)%

Construction Expenses	—	209	(209)	(100.0)%

Total Property and Construction Expenses	$22,549	$22,906	$(357)	(1.6)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $0.4 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land remained relatively unchanged. The $1.0 million decrease in other expense is primarily attributable to decrease in compensation resulting from a reduction in employee headcount. Construction expenses decreased $0.2 million primarily due to the substantial completion prior to March 31, 2010 of certain development projects for which we were acting in the capacity of development manager.

General and administrative expense decreased $3.6 million, or 40.9%, due primarily to a decrease in lawsuit settlement expense and a decrease in compensation expense resulting from the reduction in employee headcount that occurred during 2010.

For the three months ended March 31, 2011, we incurred $1.2 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.1 million) and other costs ($0.1 million) associated with implementing our restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $0.3 million of additional restructuring charges in subsequent quarters.

For the three months ended March 31, 2010, we incurred $0.3 million in restructuring charges to provide for costs associated with the termination of certain office leases ($0.1 million) and other costs ($0.2 million) associated with implementing our restructuring plan.

On October 22, 2010, we amended our Unsecured Credit Facility. In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to market and sell. During the three months ended March 31, 2011, we recorded a net non-cash impairment charge of $1.1 million relating to certain of the Non-Strategic Assets held for sale. The net impairment charge is due to updated fair market values based upon recent market information, including receipt of third party offers. The net impairment charge of $1.1 million relating to the Non-Strategic Assets held for sale is offset by $0.3 million of reversal of impairment related to six industrial properties comprising approximately 0.3 million square feet of GLA that no longer qualify to be classified as for held for sale. While the assets were classified as held for sale, we had recorded impairment in order to adjust the carrying value of the assets to fair market value less costs to sell. We reversed impairment previously recorded because the carrying value of each asset, adjusted for depreciation and amortization, was greater than the fair market value less costs to sell.

In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9.2 million should be recorded on one property in Grand Rapids, Michigan. The $9.2 million impairment loss is included in discontinued operations for the three months ended March 31, 2010.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$24,574	$29,382	$(4,808)	(16.4)%
Acquired Properties	244	—	244	—
Sold Properties	9	451	(442)	(98.0)%
(Re)Developments and Land, Not Included Above and Other	101	99	2	2.0%
Corporate Furniture, Fixtures and Equipment	405	506	(101)	(20.0)%

	$25,333	$30,438	$(5,105)	(16.8)%
Discontinued Operations	(969)	(6,317)	5,348	(84.7)%

Total Depreciation and Other Amortization	$24,364	$24,121	$243	1.0%

Depreciation and other amortization for same store properties decreased $4.8 million primarily due to the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during the first quarter of 2011. Depreciation and other amortization from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $0.4 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Depreciation and other amortization for corporate furniture, fixtures and equipment decreased $0.1 million primarily due to assets becoming fully depreciated.

Interest income remained relatively unchanged.

Interest expense, inclusive of $0.01 million and $0.02 million of interest expense included in discontinued operations for the three months ended March 31, 2011 and March 31, 2010, respectively, decreased $1.2 million, or 4.4%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2011 ($1,659.1 million), as compared to the three months ended March 31, 2010 ($1,918.4 million), partially offset by an increase in the weighted average interest rate for the three months ended March 31, 2011 (6.32%), as compared to the three months ended March 31, 2010 (5.72%).

Amortization of deferred financing costs increased $0.3 million or 32.7%, primarily due to an increase in financing costs related to the amendment of our Unsecured Credit Facility in October 2010 and the origination of mortgage financings during 2010, partially offset by a reduction in deferred financings costs due to the write-off of loan fees related to the retirement of certain of our mortgage loans payable during 2011 and our unsecured notes during 2010.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $0.04 million in mark to market gain, inclusive of the reset payment, which is included in Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements for the three months ended March 31, 2011, as compared to $0.1 million in mark to market loss, which is included in Mark to Market Gain (Loss) on Interest Rate Protection Agreements, for the three months ended March 31, 2010.

For the three months ended March 31, 2011, we recognized a net loss from early retirement of debt of $0.9 million due to prepayment penalties and the write off of unamortized loan costs associated with the early payoff of certain mortgage loans. For the three months ended March 31, 2010, we recognized a net gain from early retirement of debt of $0.4 million due to the partial repurchase of certain series of our senior unsecured notes.

Equity in income of Other Real Estate Partnerships increased $2.0 million, or 71.4%, primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships for the three months ended March 31, 2011.

For the three months ended March 31, 2011, Equity in Income of Joint Ventures was $0.04 million, as compared to Equity in Loss of Joint Ventures of $0.5 million for the three months ended March 31, 2010. The variance of $0.5 million is due primarily to the sale of our interest in certain Joint Ventures during 2010.

Income tax provision of $0.4 million (included in continuing operations and discontinued operations) for the three months ended March 31, 2011 and of $0.5 million (included in continuing operations and gain on sale of real estate) for the three months ended March 31, 2010 primarily relates to the gain on sale of real estate in our taxable REIT subsidiaries.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2011 and March 31, 2010:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	($ in 000’s)

Total Revenues	$13,259	$14,038
Property Expenses	(5,663)	(6,635)
Impairment of Real Estate, Net	(1,147)	(9,155)
Depreciation and Amortization	(969)	(6,317)
Interest Expense	(13)	(18)
Gain on Sale of Real Estate	2,742	4,008
Provision for Income Taxes	(720)	—

Income (Loss) from Discontinued Operations	$7,489	$(4,079)

Income from discontinued operations for the three months ended March 31, 2011 reflects the results of operations and gain on sale of real estate relating to 12 industrial properties that were sold during the three months ended March 31, 2011 and the results of operations of 161 industrial properties that were identified as held for sale at March 31, 2011.

Loss from discontinued operations for the three months ended March 31, 2010 reflects the gain on sale of real estate relating to three industrial properties and one land parcel that received ground rental revenues that were sold during the three months ended March 31, 2010 and reflects the results of operations of the 10 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, 12 industrial properties that were sold during the three months ended March 31, 2011 and 161 industrial properties identified as held for sale at March 31, 2011.

The $1.1 million gain on sale of real estate for the three months ended March 31, 2010 resulted from the sale of several land parcels that do not meet the criteria for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 our cash and cash equivalents was approximately $10.8 million. We also had $112.6 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We have considered our short-term (through March 31, 2012) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 4.625% Notes due in 2011, in the aggregate principal amount of $128.9 million, are due on September 15, 2011 (the “2011

Exchangeable Notes”). We expect to satisfy the payment obligations on the 2011 Exchangeable Notes with proceeds from property dispositions, the issuance of additional secured debt (see Subsequent Events) and the issuance of common equity, subject to market conditions. With the exception of the 2011 Exchangeable Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by making per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We have not paid c distributions to date in 2011 and may not pay distributions in future quarters in 2011 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2011, we may elect to satisfy this obligation by distributing a combination of cash and common Units, and/or shares of the Company’s common stock.

We expect to meet long-term (after March 31, 2012) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At March 31, 2011, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 3.480%. Our Unsecured Credit Facility is comprised of a $200.0 million term loan and a $200.0 million revolving credit facility. The interest rate on the term loan is LIBOR plus 325 basis points or a base rate plus 225 basis points, at our election. The revolving credit facility currently bears interest at a floating rate of LIBOR plus 275 basis points or a base rate plus 175 basis points, at our election. As of April 29, 2011, we had approximately $59.9 million available for additional borrowings under the Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2011, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2011.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Three Months Ended March 31, 2011

Net cash provided by operating activities of approximately $4.9 million for the three months ended March 31, 2011 was comprised primarily of the non-cash adjustments of approximately $24.9 million, offset by a net loss of approximately $4.4 million, prepayment premiums associated with the early retirement of debt of approximately $0.4 million and a net change in operating assets and liabilities of approximately $15.2 million. The adjustments for the non-cash items of approximately $24.9 million are primarily comprised of depreciation and amortization of approximately $28.0 million, the provision for bad debt of approximately $0.2 million, the loss on the early retirement of debt of approximately $0.9 million, the impairment of real estate of $0.8 million, offset by the gain on sale of real estate of approximately $2.7 million, the effect of the straight-lining of rental income of approximately $2.2 million and the mark to market gain related to the Series F Agreement and equity in income of Joint Ventures of approximately $0.1 million.

Net cash provided by investing activities of approximately $11.0 million for the three months ended March 31, 2011 was comprised primarily of net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships and the repayments on our mortgage loan receivables, offset by capital expenditures related to the improvement of existing real estate, payments related to leasing activities and investments in and advances to the Other Real Estate Partnerships.

During the three months ended March 31, 2011, we sold 12 industrial properties comprising approximately 0.6 million square feet of GLA. Proceeds from the sales of the 12 industrial properties, net of closing costs and seller financing, were approximately $13.3 million.

Net cash used in financing activities of approximately $27.6 million for the three months ended March 31, 2011 was comprised primarily of repayments on our mortgage loans payable, net repayments on our Unsecured Credit Facility, preferred general partnership Unit distributions, the repurchase and retirement of Units corresponding to awards of restricted stock of the Company and payments on the interest rate swap agreement, offset by the net contributions from the Company resulting from the issuance of common stock.

During the three months ended March 31, 2011, the Company issued 8,900,000 shares of its common stock through a public offering, resulting in net proceeds of approximately $100.6 Million. These proceeds were contributed to us in exchange for an equivalent number of Units.

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

At March 31, 2011, approximately $1,281.2 million (approximately 81.7% of total debt at March 31, 2011) of our debt was fixed rate debt and approximately $286.1 million (approximately 18.3% of total debt at March 31, 2011) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at March 31, 2011, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.0 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at March 31, 2011. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2011, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 11 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars.

The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2011, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and use we the Canadian dollar as their functional currency.

Subsequent Events

From April 1, 2011 to May 2, 2011, we sold three industrial properties for approximately $11.6 million. There were no industrial properties acquired during this period.

On April 1, 2011, we paid off and retired a secured mortgage loan originally maturing in October 2014 in the amount of $27.4 million.

On May 2, 2011, the Operating Partnership obtained four secured mortgage loans aggregating to $132.5 million. The mortgage loans are cross-collateralized by 22 industrial properties totaling approximately 4.4 million square feet of GLA. The mortgage loans bear interest at a fixed rate of 4.45%, are amortized over 30 years and mature in June 2018. Prepayments are prohibited for twelve months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding loan balance.

On May 2, 2011, the Other Real Estate Partnerships obtained four secured mortgage loans aggregating to $45.8 million. The mortgage loans are cross-collateralized by ten industrial properties totaling approximately 1.5 million square feet of GLA. The mortgage loans bear interest at a fixed rate of 4.45%, are amortized over 30 years and mature in June 2018. Prepayments are prohibited for twelve months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding loan balance.

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

None.

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
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2011

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