Form 10-Q
period 2011-06-30
FIRST INDUSTRIAL LP
filed 2011-08-05
CIK 1033128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended June 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands except unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$504,723	$485,790
Buildings and Improvements	1,922,802	1,843,134
Construction in Progress	4,137	2,672
Less: Accumulated Depreciation	(495,048)	(443,912)

Net Investment in Real Estate	1,936,614	1,887,684

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $109,183 and $148,407 at June 30, 2011 and December 31, 2010, respectively	280,685	344,353
Investments in and Advances to Other Real Estate Partnerships	203,227	252,541
Cash and Cash Equivalents	31,984	22,484
Restricted Cash	4	105
Tenant Accounts Receivable, Net	3,647	2,602
Investments in Joint Ventures	2,101	2,451
Deferred Rent Receivable, Net	37,470	32,383
Deferred Financing Costs, Net	12,572	14,492
Deferred Leasing Intangibles, Net	36,337	33,639
Prepaid Expenses and Other Assets, Net	110,304	119,052

Total Assets	$2,654,945	$2,711,786

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$528,974	$431,284
Senior Unsecured Notes, Net	823,659	879,529
Unsecured Credit Facility	100,000	376,184
Mortgage Loan Payable on Real Estate Held for Sale, Net, Inclusive of $6 of Accrued Interest at December 31, 2010	—	1,014
Accounts Payable, Accrued Expenses and Other Liabilities, Net	70,240	79,949
Deferred Leasing Intangibles, Net	15,052	16,145
Rents Received in Advance and Security Deposits	22,821	24,469
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $932 and $2,642 at June 30, 2011 and December 31, 2010, respectively	1,126	1,909

Total Liabilities	1,561,872	1,810,483

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding at June 30, 2011 and December 31, 2010) with a liquidation preference of $275,000	266,211	266,211
General Partner Units (86,616,736 and 68,841,296 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	749,024	558,496
Limited Partners’ Units (5,268,360 and 5,363,151 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	91,324	93,100
Accumulated Other Comprehensive Loss	(13,486)	(16,504)

Total Partners’ Capital	1,093,073	901,303

Total Liabilities and Partners’ Capital	$2,654,945	$2,711,786

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands except per unit data)
Revenues:
Rental Income	$49,070	$48,479	$97,954	$97,480
Tenant Recoveries and Other Income	15,278	16,815	31,456	34,827
Construction Revenues	—	—	—	270

Total Revenues	64,348	65,294	129,410	132,577

Expenses:
Property Expenses	21,420	21,332	44,763	44,961
General and Administrative	4,747	7,362	10,005	16,256
Restructuring Costs	393	947	1,553	1,211
Impairment of Real Estate	(5,879)	—	(7,165)	9,155
Depreciation and Other Amortization	25,402	26,191	49,854	51,308
Construction Expenses	—	—	—	209

Total Expenses	46,083	55,832	99,010	123,100

Other Income (Expense):
Interest Income	908	1,023	1,898	2,109
Interest Expense	(24,534)	(24,879)	(50,396)	(51,922)
Amortization of Deferred Financing Costs	(1,034)	(760)	(2,085)	(1,552)
Mark-to-Market Loss on Interest Rate Protection Agreements	(232)	(1,324)	(188)	(1,458)
Loss From Early Retirement of Debt	(3,233)	(4,320)	(4,099)	(3,965)
Foreign Currency Exchange Loss, Net	—	(190)	—	(190)

Total Other Income (Expense)	(28,125)	(30,450)	(54,870)	(56,978)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Benefit (Provision)	(9,860)	(20,988)	(24,470)	(47,501)
Equity in Income of Other Real Estate Partnerships	2,852	3,049	7,707	5,882
Equity in Income of Joint Ventures	99	582	135	123
Gain on Change in Control of Interests	689	—	689	—
Income Tax Benefit (Provision)	280	(2,511)	490	(2,636)

Loss from Continuing Operations	(5,940)	(19,868)	(15,449)	(44,132)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,357 and $3,610 for the Three Months Ended June 30, 2011 and June 30, 2010, respectively, and $6,279 and $7,619 for the Six Months Ended June 30, 2011 and June 30, 2010, respectively)	7,826	4,768	13,575	9,537
Provision for Income Taxes Allocable to Discontinued Operations (Including $1,919 and $0 allocable to Gain on Sale of Real Estate for the Three Months Ended June 30, 2011 and June 30, 2010, respectively, and $2,434 and $0 for the Six Months Ended June 30, 2011 and June 30, 2010, respectively)	(1,974)	—	(2,615)	—

Loss Before Gain on Sale of Real Estate	(88)	(15,100)	(4,489)	(34,595)
Gain on Sale of Real Estate	—	—	—	1,072
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	—	—	(380)

Net Loss	(88)	(15,100)	(4,489)	(33,903)
Preferred Unit Distributions	(4,947)	(4,979)	(9,874)	(9,939)

Net Loss Available to Unitholders and Participating Securities	$(5,035)	$(20,079)	$(14,363)	$(43,842)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations	$(0.13)	$(0.36)	$(0.31)	$(0.79)

Income From Discontinued Operations	$0.07	$0.07	$0.14	$0.14

Net Loss Available to Unitholders	$(0.06)	$(0.29)	$(0.18)	$(0.65)

Weighted Average Units Outstanding	85,029	68,214	80,540	67,704

Net Loss Available to Unitholders Attributable to:
General Partners	$(4,745)	$(18,518)	$(13,420)	$(40,385)
Limited Partners	(290)	(1,561)	(943)	(3,457)

Net Loss Available to Unitholders and Participating Securities	$(5,035)	$(20,079)	$(14,363)	$(43,842)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(Unaudited)
		(In thousands)
Net Loss	$(88)	$(15,100)	$(4,489)	$(33,903)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $0 and $0 for the Three Months Ended June 30, 2011 and June 30, 2010, respectively, and $0 and $414 for the Six Months Ended June 30, 2011 and June 30, 2010, respectively	—	(20)	—	(587)
Amortization of Interest Rate Protection Agreements	546	523	1,102	1,028
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	2,348	(13)	2,348	(158)
Foreign Currency Translation Adjustment, Net of Income Tax (Provision) Benefit of $(341) and $166 for the Three Months Ended June 30, 2011 and June 30, 2010, respectively, and $(172) and $634 for the Six Months Ended June 30, 2011 and June 30, 2010, respectively	(557)	21	(432)	703

Comprehensive Income (Loss)	$2,249	$(14,589)	$(1,471)	$(32,917)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General			Accumulated
	Partner	General	Limited	Other
	Preferred	Partner	Partner	Comprehensive
	Units	Units	Units	Loss	Total
			(Unaudited)
			(In thousands)
Balance as of December 31, 2010	$266,211	$558,496	$93,100	$(16,504)	$901,303
Issuance of Common Stock, Net of Issuance Costs	—	202,390	—	—	202,390
Stock Based Compensation Activity	—	725	—	—	725
Conversion of Units to Common Stock	—	833	(833)	—	—
Preferred Dividends	(9,874)	—	—	—	(9,874)
Comprehensive Loss:
Net Income (Loss)	9,874	(13,420)	(943)	—	(4,489)
Other Comprehensive Income	—	—	—	3,018	3,018

Total Comprehensive Loss					(1,471)

Balance as of June 30, 2011	$266,211	$749,024	$91,324	$(13,486)	$1,093,073

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,489)	$(33,903)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	39,201	47,724
Amortization of Deferred Financing Costs	2,085	1,552
Other Amortization	15,891	18,736
Impairment of Real Estate, Net	(3,942)	9,155
Provision for Bad Debt	563	622
Equity in Income of Joint Ventures	(135)	(123)
Distributions from Joint Ventures	161	1,783
Gain on Sale of Real Estate	(6,279)	(8,691)
Gain on Change in Control of Interests	(689)	—
Loss on Early Retirement of Debt	4,099	3,965
Prepayment Premiums Associated with Early Retirement of Debt	(1,194)	—
Mark-to-Market Loss on Interest Rate Protection Agreements	188	1,458
Equity in Income of Other Real Estate Partnerships	(7,707)	(5,822)
Distributions from Investment in Other Real Estate Partnerships	7,707	5,822
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	714	(896)
Increase in Deferred Rent Receivable	(3,971)	(3,853)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,862)	(19,336)
Decrease (Increase) in Restricted Cash	101	(79)
Repayments of Discount on Senior Unsecured Notes	(27)	(6,192)

Net Cash Provided by Operating Activities	32,415	11,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(35,969)	(47,290)
Net Proceeds from Sales of Investments in Real Estate	24,655	52,270
Investments in and Advances to Other Real Estate Partnerships	(58,704)	(114,301)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	108,018	146,696
Contributions to and Investments in Joint Ventures	(16)	(414)
Distributions from Joint Ventures	108	4,484
Repayment of Notes Receivable	10,049	976
Decrease (Increase) in Lender Escrows	88	(1,077)

Net Cash Provided by Investing Activities	48,229	41,344

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(1,701)	(721)
Unit Contributions	202,845	10,341
Preferred Unit Distributions	(9,874)	(9,939)
Repurchase and Retirement of Restricted Units	(1,001)	(268)
Payments on Interest Rate Swap Agreement	(292)	(228)
Proceeds from Origination of Mortgage Loans Payable	132,463	40,580
Repayments on Mortgage Loans Payable	(60,148)	(4,272)
Repayments on Senior Unsecured Notes	(56,419)	(225,729)
Costs Associated with Early Retirement of Debt	—	(1,008)
Proceeds from Unsecured Credit Facility	101,500	51,500
Repayments on Unsecured Credit Facility	(378,553)	(10,341)

Net Cash Used in Financing Activities	(71,180)	(150,085)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	36	39
Net Increase (Decrease) in Cash and Cash Equivalents	9,464	(96,819)
Cash and Cash Equivalents, Beginning of Period	22,484	181,147

Cash and Cash Equivalents, End of Period	$31,984	$84,367

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except Unit and per Unit data)
1. Organization and Formation of Partnership
     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 94.3% common ownership interest at June 30, 2011. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at June 30, 2011. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 5.7% interest in the Operating Partnership at June 30, 2011. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.
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
     As of June 30, 2011, we owned 691 industrial properties located in 27 states in the United States and one province in Canada, containing an aggregate of approximately 60.5 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2011, the Other Real Estate Partnerships owned 68 industrial properties containing an aggregate of approximately 7.7 million square feet of GLA.
     The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
2. Summary of Significant Accounting Policies
     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2010 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2010 audited financial statements included in our 2010 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2011 and December 31, 2010, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2011 and June 30, 2010. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2011 and December 31, 2010, and the results of our operations and comprehensive income for each of the three and six months ended June 30, 2011 and June 30, 2010, and our cash flows for each of the six months ended June 30, 2011 and June 30, 2010, and all adjustments are of a normal recurring nature.
     Franchise Taxes
     During 2005, we recorded a $745 franchise tax reserve related to a potential state franchise tax assessment for the 1996-2001 tax years. During the three months ended June 30, 2011, we received a refund from the state, representing amounts paid during 2006 related to the 1996-2001 tax years. Based on the refund received and discussions with the taxing authorities, as of June 30, 2011, management believes that it is unlikely that any franchise tax amounts will be assessed by the state for such tax years. As such, during the three months ended June 30, 2011, we have reversed $745 of franchise taxes. Franchise taxes are recorded within general and administrative expense.
3. Investment in Real Estate
Acquisitions
     During the six months ended June 30, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 5). The gross agreed-upon fair value of the industrial property was $30,625, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, whose carrying value approximated fair market value, in the amount of $24,417 and a cash payment of of $5,277 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain of approximately $689 related to the difference between our carrying value and fair value of our previously held equity interest on the acquisition date.
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
Intangible Assets Subject to Amortization in the Period of Acquisition
     The fair value at the date of acquisition of in-place leases, above market leases and tenant relationships recorded due to real estate properties acquired during the six months ended June 30, 2011 and June 30, 2010 and included in deferred leasing intangibles is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
In-Place Leases	$2,511	$1,782
Above Market Leases	$2,883	$239
Tenant Relationships	$1,553	$1,881
     The weighted average life in months of in-place leases, above market leases and tenant relationships recorded as a result of the real estate properties acquired during the six months ended June 30, 2011 and June 30, 2010 is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
In-Place Leases	56	100
Above Market Leases	56	88
Tenant Relationships	116	165

Sales and Discontinued Operations
     During the six months ended June 30, 2011, we sold 16 industrial properties comprising approximately 1.0 million square feet of GLA. Gross proceeds from the sales of the 16 industrial properties were approximately $27,245. The gain on sale of real estate was approximately $6,279, all of which is shown in discontinued operations. The 16 industrial properties sold meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 16 sold industrial properties are included in discontinued operations.
     At June 30, 2011, we had 142 industrial properties comprising approximately 11.2 million square feet of GLA and several land parcels held for sale. The results of operations of the 142 industrial properties held for sale at June 30, 2011 are included in discontinued operations. There can be no assurance that such industrial properties or land parcels held for sale will be sold.
     Income from discontinued operations for the six months ended June 30, 2010, reflects the results of operations of the 16 industrial properties that were sold during the six months ended June 30, 2011, the results of operations of 10 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, the results of operations of the 142 industrial properties identified as held for sale at June 30, 2011 and the gain on sale of real estate relating to five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010.
     The following table discloses certain information regarding the industrial properties included in discontinued operations for the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Total Revenues	$9,907	$11,246	$20,779	$23,030
Property Expenses	(4,047)	(4,766)	(8,916)	(10,469)
Impairment of Real Estate, Net	(1,108)	—	(3,223)	—
Depreciation and Amortization	(463)	(5,322)	(1,344)	(10,643)
Gain on Sale of Real Estate	3,537	3,610	6,279	7,619
Provision for Income Taxes	(1,974)	—	(2,615)	—

Income from Discontinued Operations	$5,852	$4,768	$10,960	$9,537

     At June 30, 2011 and December 31, 2010, we had notes receivables outstanding of approximately $49,815 and $58,803, net of a discount of $351 and $383, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At June 30, 2011 and December 31, 2010, the fair values of the notes receivables were $52,277 and $60,944, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers.
Impairment Charges
     On October 22, 2010, we amended our unsecured revolving credit facility (as amended, the “Unsecured Credit Facility”). In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to market and sell. At June 30, 2011, the Non-Strategic Assets consisted of 163 industrial properties comprising approximately 14.3 million square feet of GLA and land parcels comprising approximately 597 acres. The Non-Strategic Assets (except 21 industrial properties comprising approximately 3.1 million square feet of GLA) were classified as held for sale as of June 30, 2011.
     The net impairment charges for assets that qualify to be classified as held for sale at June 30, 2011 were calculated as the difference of the carrying value of the properties and land parcels over the fair value less costs to sell. The net impairment charges are due to updated fair market values for certain of the Non-Strategic Assets whose estimated fair market values have changed since December 31, 2010. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Impairment has been reversed and/or catch-up depreciation and amortization has been recorded during the six months ended June 30,

2011, if applicable, for these assets that are no longer classified as held for sale. During the six months ended June 30, 2010, we recorded an impairment charge in the amount of $9,155 related to a property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan (“Grand Rapids Property”) in connection with the negotiation of a new lease. The non-cash impairment charge related to the Grand Rapids Property was based upon the difference between the fair value of the property and its carrying value. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses on expected cash flows, internal valuations of real estate and third party offers.
     During the three and six months ended June 30, 2011 and June 30, 2010, we recorded the following net non-cash impairment charges:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Operating Properties — Held for Sale	$(1,108)	$—	$(3,223)	$—

Impairment — Discontinued Operations	$(1,108)	$—	$(3,223)	$—

Land Parcels — Held for Sale	$5,879	$—	$5,879	$—
Operating Properties — Held for Use	—	—	1,286	(9,155)
Land Parcels — Held for Use	—	—	—	—

Impairment — Continuing Operations	$5,879	$—	$7,165	$(9,155)

Total Net Impairment	$4,771	$—	$3,942	$(9,155)

     The guidance for the fair value measurement provisions for the impairment of long lived assets recorded at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The following tables present information about our assets that were measured at fair value on a non-recurring basis during the six months ended June 30, 2011 and June 30, 2010. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a
		Non-Recurring Basis Using:
	Six Months	Quoted Prices in
	Ended	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs	Total
Description	2011	(Level 1)	(Level 2)	(Level 3)	Impairment
Long-lived Assets Held for Sale*	$107,440	—	—	$107,440	$(6,164)
Long-lived Assets Held and Used*	$4,948	—	—	$4,948	(237)

					$(6,401)

		Fair Value Measurements on a
		Non-Recurring Basis Using:
	Six Months	Quoted Prices in
	Ended	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Impairment
Long-lived Assets Held and Used	$4,122	—	—	$4,122	$(9,155)

*	Excludes industrial properties and land parcels for which an impairment reversal of $10,343 was recorded during the six months ended June 30, 2011 since the related assets are recorded at carrying value, which is lower than estimated fair value at June 30, 2011.
4. Investments in and Advances to Other Real Estate Partnerships
     The investments in and advances to Other Real Estate Partnerships reflect our limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

     Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
Condensed Combined Balance Sheets:

	June 30,	December 31,
	2011	2010
ASSETS
Assets:
Investment in Real Estate, Net	$232,478	$221,450
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $13,314 and $16,804 at June 30, 2011 and December 31, 2010, respectively	31,526	47,938
Note Receivable	184,948	239,453
Other Assets, Net	48,349	51,875

Total Assets	$497,301	$560,716

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$96,558	$54,771
Other Liabilities	8,016	8,547
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $25 and $26 at June 30, 2011 and December 31, 2010, respectively	4	7
Partners’ Capital	392,723	497,391

Total Liabilities and Partners’ Capital	$497,301	$560,716

Condensed Combined Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Total Revenues (including Interest Income)	$12,086	$12,864	$24,885	$25,992
Property Expenses	(2,446)	(2,387)	(5,143)	(5,120)
Interest Expense	(1,212)	(758)	(2,152)	(1,410)
Amortization of Deferred Financing Costs	(43)	(33)	(77)	(62)
Impairment of Real Estate	—	—	595	—
Loss from Early Retirement of Debt	—	—	(160)	—
Depreciation and Other Amortization	(2,976)	(3,034)	(5,993)	(6,335)

Income from Continuing Operations	5,409	6,652	11,955	13,065
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $0 and $0 for the Three Months Ended June 30, 2011 and June 30, 2010, respectively, and $1,062 and $0 for the Six Months Ended June 30, 2011 and June 30, 2010, respectively)	590	196	2,515	460

Net Income	$5,999	$6,848	$14,470	$13,525

5. Investments in Joint Ventures
     On May 26, 2011, we acquired the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 3).
     At June 30, 2011, the 2003 Net Lease Joint Venture owned eight industrial properties comprising approximately 4.2 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the Financial Accounting Standards Board’s (the “FASB”) guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of June 30, 2011, our investment in the 2003 Net Lease Joint Venture is $2,101. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of June 30, 2011, the 2007 Europe Joint Venture did not own any properties.

     At June 30, 2011 and December 31, 2010, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $1,422 and $2,857, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three and six months ended June 30, 2011 and June 30, 2010, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from our Joint Ventures (and/or our former Joint Venture partners) in the following amounts:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Contributions	$12	$189	$16	$414
Distributions	$269	$5,042	$269	$6,267
Fees	$277	$1,974	$587	$4,041
6. Indebtedness
     The following table discloses certain information regarding our indebtedness:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	June 30,	December 31,	June 30,	June 30,
	2011	2010	2011	2011	Maturity Date
Mortgage and Other Loans Payable, Net*	$528,974	$431,284	4.45%-9.25%	4.45%-9.25%	January 2012- October 2020
Unamortized Premiums*	(356)	(358)

Mortgage and Other Loans Payable, Gross	$528,618	$430,926

Senior Unsecured Notes, Net
2016 Notes	$159,927	$159,899	5.750%	5.91%	01/15/16
2017 Notes	87,199	87,195	7.500%	7.52%	12/01/17
2027 Notes	6,065	13,559	7.150%	7.11%	05/15/27
2028 Notes	140,276	189,869	7.600%	8.13%	07/15/28
2012 Notes	61,795	61,774	6.875%	6.85%	04/15/12
2032 Notes	34,675	34,667	7.750%	7.87%	04/15/32
2014 Notes	87,424	86,792	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	128,645	128,137	4.625%	5.53%	09/15/11
2017 II Notes	117,653	117,637	5.950%	6.37%	05/15/17

Subtotal	$823,659	$879,529
Unamortized Discounts	5,720	6,980

Senior Unsecured Notes, Gross	$829,379	$886,509

Unsecured Credit Facility	$100,000	$376,184	3.436%	3.436%	09/28/12

*	Excludes $1,008 of Mortgage Loan Payable on Real Estate Held for Sale, inclusive of $48 of unamortized premium as of December 31, 2010.
     On February 10, 2011, we paid off and retired prior to maturity our secured mortgage loan originally maturing in September 2012 in the amount of $14,520. On March 9, 2011, we paid off and retired prior to maturity our secured mortgage loan originally maturing in December 2014 in the amount of $14,980. On April 1, 2011, we paid off and retired prior to maturity our secured mortgage loan originally maturing in October 2014 in the amount of $27,389. In connection with the early payoffs, for the three and six months ended June 30, 2011, we recorded a loss on early retirement of debt of $1,104 and $1,970, respectively, related to prepayment premiums and the write-off of unamortized loan fees.
     On May 2, 2011, the Operating Partnership obtained four secured mortgage loans aggregating to $132,463. In addition, the Other Real Estate Partnerships obtained four secured mortgage loans aggregating $45,837. The mortgage loans are cross-collateralized by 22 industrial properties totaling approximately 4.4 million square feet of GLA relating to the secured mortgage loans obtained by the Operating Partnership and 10 industrial properties totaling approximately 1.5 million square feet of GLA relating to the secured mortgage loans obtained by the Other Real Estate Partnerships. The mortgage loans bear interest at a fixed rate of 4.45%, principal payments are amortized over 30 years and the loans mature in June 2018. Prepayments are prohibited for twelve months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding loan balance.
     On May 26, 2011, we assumed a secured mortgage loan in the amount of $24,417 in conjunction with the acquisition of an industrial property from the 2003 Net Lease Joint Venture. The mortgage loan is collateralized by one industrial property totaling approximately 0.7 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 5.579%, principal payments are amortized over 30 years and the loan matures in February 2016.
     Included in Mortgage and Other Loans Payable is a $5,040 loan payable related to a non-recourse mortgage loan that matured on March 1, 2011. We are currently working with the lender to transfer title of the industrial building that serves as collateral in satisfaction of the loan. However, there can be no assurance that we will be successful in these efforts.
     As of June 30, 2011, Mortgage and Other Loans Payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $720,914 and one letter of credit in the amount of $889.
     During the three months ended June 30, 2011, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount
	Repurchased	Purchase Price
2027 Notes	$7,500	$7,500
2028 Notes	49,630	48,946

	$57,130	$56,446

     In connection with these repurchases prior to maturity, we recognized $2,129 as loss on early retirement of debt for the three months ended June 30, 2011, which is the difference between the repurchase price of $56,446 and the principal amount retired of $57,130, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $39, $426 and $2,348, respectively.
     During June 2011, we made a permanent repayment of $100,000 on the term loan of our Unsecured Credit Facility.
     The following is a schedule of the stated maturities and scheduled principal payments as of June 30, 2011 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2011	$138,701
2012	173,869
2013	10,281
2014	154,169
2015	50,319
Thereafter	930,658

Total	$1,457,997

     The Unsecured Credit Facility and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. We believe that we were in compliance with these financial covenants as of June 30, 2011, and we anticipate that we will be able to operate in compliance with these financial covenants throughout 2011. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

Fair Value
     At June 30, 2011 and December 31, 2010, the fair values of our indebtedness were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage and Other Loans Payable	$528,974	$568,389	$432,292	$486,758
Senior Unsecured Notes	823,659	835,847	879,529	851,771
Unsecured Credit Facility	100,000	100,306	376,184	376,184

Total	$1,452,633	$1,504,542	$1,688,005	$1,714,713

     The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The fair value of the senior unsecured notes was determined by quoted market prices for the same or similar issuances. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity.
7. Partners’ Capital
     On May 12, 2011, we filed an amendment to the Company’s articles of incorporation to increase the number of shares of the Company’s common stock authorized for issuance from 100 million to 150 million shares.
     On May 31, 2011, the Company announced an underwritten public offering of 8,400,000 shares of the Company’s common stock at a price of $12.15 per share to the public. Gross offering proceeds upon settlement on June 6, 2011 were $102,060 in the aggregate. Proceeds to the Company, net of underwriter’s discount of $1,176 and total expenses of $138, were approximately $100,746.
     On March 3, 2011, the Company announced an underwritten public offering of 8,900,000 shares of the Company’s common stock at a price of $11.40 per share to the public. Gross offering proceeds upon settlement on March 4, 2011 were $101,460 in the aggregate. Proceeds to the Company, net of underwriter’s discount of $890 and total expenses of $166, were approximately $100,404. The proceeds for both offerings were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.
     On February 28, 2011, the Company entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock, for up to $100,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the three months ended June 30, 2011, the Company issued 115,856 shares of the Company’s common stock under the ATM for approximately $1,391, net of $28 paid to the sales agent. These proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.
     During the six months ended June 30, 2011 and June 30, 2010, the Company awarded 292,339 and 573,198 shares, respectively, of restricted common stock to certain employees. We issued Units to the Company in the same amounts. The restricted common stock had a fair value of approximately $3,248 and $3,336, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.
     We recognized $1,081 and $1,778 for the three months ended June 30, 2011 and June 30, 2010, respectively, and $1,726 and $3,277 for the six months ended June 30, 2011 and June 30, 2010, respectively, in compensation expense related to restricted stock/unit awards. At June 30, 2011, we have $7,309 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.00 year.
Distributions:
     The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. For the second quarter of 2011, the new coupon rate was 6.885%. See Note 11 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

     The following table summarizes distributions accrued during the six months ended June 30, 2011:

	Six Months Ended
	June 30, 2011
	Distribution	Total
	per Unit	Distribution
Series F Preferred Units	$3,439.13	$1,719
Series G Preferred Units	$3,618.00	$905
Series J Preferred Units	$9,062.60	$5,438
Series K Preferred Units	$9,062.60	$1,812
8. Supplemental Information to Statements of Cash Flows
     Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred units	$452	$452

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(833)	$(289)
General partnership units	833	289

	$—	$—

Write-off of fully depreciated assets	$(21,150)	$(22,602)

In conjunction with a property acquisition, the following mortgage loan was assumed:
Mortgage loan payable	$(24,417)	$—

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$1,029	$—

9. Earnings Per Unit (“EPU”)
     The computation of basic and diluted EPU is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Numerator:
Loss from Continuing Operations, Net of Income Tax	$(5,940)	$(19,868)	$(15,449)	$(44,132)
Gain on Sale of Real Estate, Net of Income Tax	—	—	—	692
Preferred Unit Distributions	(4,947)	(4,979)	(9,874)	(9,939)

Loss from Continuing Operations Available to Unitholders	$(10,887)	$(24,847)	$(25,323)	$(53,379)

Income from Discontinued Operations, Net of Income Tax Available to Unitholders	$5,852	$4,768	$10,960	$9,537

Net Loss Available to Unitholders	$(5,035)	$(20,079)	$(14,363)	$(43,842)

Denominator:
Weighted Average Units — Basic and Diluted	85,028,883	68,214,433	80,540,253	67,703,522

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.13)	$(0.36)	$(0.31)	$(0.79)

Income from Discontinued Operations Available to Unitholders	$0.07	$0.07	$0.14	$0.14

Net Loss Available to Unitholders	$(0.06)	$(0.29)	$(0.18)	$(0.65)

     Participating securities include Units that correspond to the Company’s unvested restricted stock awards outstanding that participate in non-forfeitable distributions of the Operating Partnership.

		Allocation		Allocation
		of Net		of Net
		Income		Income
		Available to		Available to
		Participating		Participating
		Securities for the		Securities for the
	Outstanding	Three and Six Months	Outstanding	Three and Six Months
	at June 30,	Ended June 30,	at June 30,	Ended June 30,
	2011	2011	2010	2010
Participating Securities:
Units Corresponding to Restricted Stock Awards	694,708	$—	723,295	$—
     Participating security holders are not obligated to share in losses. Therefore, none of the loss was allocated to participating securities for the three and six months ended June 30, 2011 and June 30, 2010.
     The number of weighted average units — diluted is the same as the number of weighted average units — basic for the three and six months ended June 30, 2011 and June 30, 2010, as the effect of Units corresponding to the Company’s stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number	Number
	At June 30,	At June 30,
	2011	2010
Non-Participating Securities:
Units Corresponding to Restricted Stock Unit Awards	923,700	1,190,800
Units Corresponding to Options	31,901	119,700
     The 2011 Exchangeable Notes are convertible into shares of common stock of the Company at a price of $50.93 per share and the Units corresponding to the shares issuable upon conversion were not included in the computation of diluted EPU as the Company’s average stock price did not exceed the strike price of the conversion feature.
10. Restructuring Costs
     We committed the Operating Partnership to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. For the three and six months ended June 30, 2011, we recorded as restructuring costs a pre-tax charge of $393 and $1,553, respectively, to provide for costs associated with the termination of a certain office lease ($156 and $1,200, respectively) and other costs ($237 and $353, respectively) associated with implementing the restructuring plan. For the three and six months ended June 30, 2010, we recorded as restructuring costs a pre-tax charge of $947 and $1,211, respectively, to provide for employee severance and benefits ($808 and $808, respectively), cost associated with the termination of certain office leases ($8 and $83, respectively) and other costs ($131 and $320, respectively) associated with implementing the restructuring plan. Included in employee severance costs is $189 for the three and six months ended June 30, 2010 of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees.
     At June 30, 2011 and December 31, 2010, we have $2,588 and $1,574, respectively, included in Accounts Payable, Accrued Expenses and Other Liabilities, Net primarily related to remaining payments under certain lease obligations.
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
     Our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. For the second quarter of 2011 the new coupon rate was 6.885%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three and six months ended June 30, 2011, $232 and

$188, respectively, in unrealized loss, is recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and for the three and six months ended June 30, 2011, totaled $89 and $188, respectively. For the three and six months ended June 30, 2010, $1,324 and $1,458, respectively, in unrealized loss, is recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. Quarterly payments or receipts are treated as a component of the mark to market gains or losses and for the three and six months ended June 30, 2010, totaled $59 and $135, respectively.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,224 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.
     The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

					Fair Value As of	Fair Value As of
Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(523)	$(523)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of June 30, 2011 and December 31, 2010, the outstanding payable was $89 and $194, respectively.
     The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and six months ended June 30, 2011 and June 30, 2010:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
Interest Rate Products	Location on Statement	2011	2010	2011	2010
Loss Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$—	$(20)	$—	$(587)
Amortization Reclassified from OCI into Income	Interest Expense	$(546)	$(523)	$(1,102)	$(1,028)
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
     The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using:
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
     The following table presents a reconciliation of our liabilities classified as Level 3 at June 30, 2011:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives
Beginning liability balance at December 31, 2010	$(523)
Total unrealized gains:
Mark-to-Market of the Series F Agreement	—

Ending liability balance at June 30, 2011	$(523)

12. Commitments and Contingencies
     In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
13. Subsequent Events
     From July 1, 2011 to August 3, 2011, we sold one industrial property for approximately $3,100.
     On July 6, 2011, we repurchased and retired $9,395 of our senior unsecured debt maturing in 2028 at par. In connection with the partial retirement, we will recognize approximately $522 as loss on early retirement of debt.

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
GENERAL
     First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 94.3% ownership interest at June 30, 2011. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, an approximate 5.7% interest in the Operating Partnership at June 30, 2011.
     The Operating Partnership is the sole member of several limited liability companies (the “L.L.C.s”) and the sole shareholder of the taxable REIT subsidiaries, (together with the Operating Partnership and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).
     The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.
     As of June 30, 2011, we owned 691 industrial properties located in 27 states in the United States and one province in Canada, containing an aggregate of approximately 60.5 million square feet of gross leasable area (“GLA”).
     We also own noncontrolling equity interests in, and provide services to, two joint ventures (the 2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-

Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.
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
     Our revenue growth is also dependent, in part, on our ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seek to identify opportunities to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
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

RESULTS OF OPERATIONS
Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
     Our net loss available to unitholders and participating securities was $14.4 million and $43.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Basic and diluted net loss available to unitholders was $0.18 per Unit and $0.65 per Unit for the six months ended June 30, 2011 and June 30, 2010, respectively.
     The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2011 and June 30, 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through June 30, 2011, and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for 12 months prior to January 1, 2010. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through June 30, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2010 or b) placed in service prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with certain subsidiaries of the Operating Partnership acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
     For the six months ended June 30, 2011 and June 30, 2010, the occupancy rates of our same store properties were 84.0% and 80.3%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$145,176	$145,761	$(585)	(0.4)%
Acquired Properties	1,238	127	1,111	874.8%
Sold Properties	969	2,721	(1,752)	(64.4)%
(Re)Developments and Land, Not Included Above	312	102	210	205.9%
Other	2,494	6,626	(4,132)	(62.4)%

	$150,189	$155,337	$(5,148)	(3.3)%
Discontinued Operations	(20,779)	(23,030)	2,251	(9.8)%

Subtotal Revenues	$129,410	$132,307	$(2,897)	(2.2)%

Construction Revenues	—	270	(270)	(100.0)%

Total Revenues	$129,410	$132,577	$(3,167)	(2.4)%

     Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $1.1 million due to the four industrial properties acquired subsequent to December 31, 2009 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $1.8 million due to the 26 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 2.0 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues decreased $4.1 million due primarily to a decrease in asset management and property management fees earned from our Joint Ventures due to the disposition of our equity interests in five of our Joint Ventures. Construction revenues decreased $0.3 million primarily due to the substantial completion prior to June 30, 2010 of certain development projects for which we were acting in the capacity of development manager.

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$47,214	$46,610	$604	1.3%
Acquired Properties	240	21	219	1,042.9%
Sold Properties	327	1,127	(800)	(71.0)%
(Re)Developments and Land, Not Included Above	556	656	(100)	(15.2)%
Other	5,342	7,016	(1,674)	(23.9)%

	$53,679	$55,430	$(1,751)	(3.2)%
Discontinued Operations	(8,916)	(10,469)	1,553	(14.8)%

Total Property Expenses	$44,763	$44,961	$(198)	(0.4)%

Construction Expenses	—	209	(209)	(100.0)%

Total Property and Construction Expenses	$44,763	$45,170	$(407)	(0.9)%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land decreased $0.1 million primarily relate to a decrease in real estate tax expense. The $1.7 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a reduction in employee headcount. Construction expenses decreased $0.2 million primarily due to the substantial completion prior to June 30, 2010 of certain development projects for which we were acting in the capacity of development manager.
     General and administrative expense decreased $6.3 million, or 38.5%, due primarily to a decrease in compensation expense resulting from the reduction in employee headcount that occurred in 2010, a decrease in lawsuit settlement expense and a decrease in franchise tax expense due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years.
     For the six months ended June 30, 2011, we incurred $1.6 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.2 million) and other costs ($0.4 million) associated with implementing our restructuring plan.
     For the six months ended June 30, 2010, we incurred $1.2 million in restructuring charges to provide for employee severance and benefits ($0.8 million), costs associated with the termination of certain office leases ($0.1 million) and other costs ($0.3 million) associated with implementing our restructuring plan.
     On October 22, 2010, we amended our Unsecured Credit Facility. In conjunction with the amendment, management identified a pool of real estate assets (the “Non-Strategic Assets”) that it intends to market and sell. At December 31, 2010, all of the Non-Strategic Assets, which consisted of 175 industrial properties comprising approximately 15.0 million square feet of GLA and land parcels comprising approximately 635 acres, were classified as held for sale except one industrial property comprising 0.3 million square feet of GLA. At June 30, 2011, there are 22 industrial properties comprising approximately 2.8 million square feet of GLA and a land parcel comprising 38 acres that no longer qualify to be classified as held for sale. While certain of these assets were classified as held for sale, we had recorded impairment in order to adjust the carrying value of the assets to fair market value less costs to sell. The impairment reversal for the six months ended June 30, 2011 of $7.2 million includes a reversal of impairment of $1.3 million relating to certain industrial properties that no longer qualify for held for sale classification as well as a $5.9 million reversal of impairment relating to a land parcel that continues to be classified as held for sale. The $5.9 million reversal of impairment relating to the land parcel was based upon recent offer activity to purchase the land.
     In connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we determined in the first quarter of 2010 that an impairment loss in the amount of $9.2 million should be recorded on one property located in Grand Rapids, Michigan.

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$49,395	$59,564	$(10,169)	(17.1)%
Acquired Properties	792	105	687	654.3%
Sold Properties	31	1,126	(1,095)	(97.2)%
(Re)Developments and Land, Not Included Above and Other	223	129	94	72.9%
Corporate Furniture, Fixtures and Equipment	757	1,027	(270)	(26.3)%

	$51,198	$61,951	$(10,753)	(17.4)%
Discontinued Operations	(1,344)	(10,643)	9,299	(87.4)%

Total Depreciation and Other Amortization	$49,854	$51,308	$(1,454)	(2.8)%

     Depreciation and other amortization for same store properties decreased $10.2 million primarily due to the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during the second quarter of 2011. Depreciation and other amortization from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $1.1 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other increased $0.1 million primarily due to an increase in the substantial completion of developments. Depreciation and other amortization for corporate furniture, fixtures and equipment decreased $0.3 million primarily due to assets becoming fully depreciated.
     Interest income decreased $0.2 million, or 10.0%, primarily due to a decrease in the weighted average mortgage loans receivable balance for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     Interest expense decreased $1.5 million, or 2.9%, primarily due to a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2011 ($1,604.5 million), as compared to the six months ended June 30, 2010 ($1,867.4 million), partially offset by an increase in the weighted average interest rate for the six months ended June 30, 2011 (6.33%), as compared to the six months ended June 30, 2010 (5.61%).
     Amortization of deferred financing costs increased $0.5 million or 34.3%, primarily due to an increase in financing costs related to the amendment of our Unsecured Credit Facility in October 2010.
     In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $0.2 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the six months ended June 30, 2011, as compared to $1.5 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements, for the six months ended June 30, 2010.
     For the six months ended June 30, 2011, we recognized a loss from early retirement of debt of $4.1 million due the early payoff of certain mortgage loans and the partial repurchase of certain series of our senior unsecured notes. For the six months ended June 30, 2010, we recognized a net loss from early retirement of debt of $4.0 million primarily due to the redemption of our 2011 Notes.
     Foreign currency exchange loss of $0.2 million for the six months ended June 30, 2010 relates to the wind-down of operations in Europe.
     Equity in income of Other Real Estate Partnerships increased $1.8 million, or 31.0%, primarily due to an increase in gain on sale of real estate for the Other Real Estate Partnerships for the six months ended June 30, 2011.
     For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, Equity in Income of Joint Ventures remained relatively unchanged. However, during 2010 we sold our equity interests in five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture). For the six months ended June 30, 2010, our pro rata share of income from three of the sold joint ventures of $1.8 million was substantially offset by our pro rata share of losses from two of the sold joint ventures of $1.9 million.

     For the six months ended June 30, 2011, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.7 million gain is the difference between our carrying value and fair value of our previously held equity interest on the acquisition date.
     Income tax provision (included in continuing operations, discontinued operations and gain on sale of real estate) decreased by $0.9 million, or 29.5% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to a decrease in state taxes in 2011 due to a one time unfavorable court decision on business loss carry-forwards in the State of Michigan in 2010, partially offset by an increase in gain on sale of real estate in the taxable REIT subsidiaries for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the six months ended June 30, 2011 and June 30, 2010.

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	($ in 000’s)
Total Revenues	$20,779	$23,030
Property Expenses	(8,916)	(10,469)
Impairment of Real Estate, Net	(3,223)	—
Depreciation and Amortization	(1,344)	(10,643)
Gain on Sale of Real Estate	6,279	7,619
Provision for Income Taxes	(2,615)	—

Income from Discontinued Operations	$10,960	$9,537

     Income from discontinued operations for the six months ended June 30, 2011 reflects the results of operations and gain on sale of real estate relating to 16 industrial properties that were sold during the six months ended June 30, 2011 and the results of operations of 142 industrial properties that were identified as held for sale at June 30, 2011.
     Income from discontinued operations for the six months ended June 30, 2010 reflects the gain on sale of real estate relating to five industrial properties and one land parcel that received ground rental revenues that were sold during the six months ended June 30, 2010 and reflects the results of operations of the 10 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, 16 industrial properties that were sold during the six months ended June 30, 2011 and 142 industrial properties identified as held for sale at June 30, 2011.
     The $1.1 million gain on sale of real estate for the six months ended June 30, 2010 resulted from the sale of one land parcel that did not meet the criteria for inclusion in discontinued operations.
Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010
     Our net loss available to unitholders and participating securities was $5.0 million and $20.1 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Basic and diluted net loss available to unitholders was $0.06 per Unit and $0.29 per Unit for the three months ended June 30, 2011 and June 30, 2010, respectively.
     The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2011 and June 30, 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through June 30, 2011, and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for 12 months prior to January 1, 2010. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through June 30, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2010 or b) placed in service prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

     For the three months ended June 30, 2011 and June 30, 2010, the occupancy rates of our same store properties were 84.4% and 80.8%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$72,135	$72,064	$71	0.1%
Acquired Properties	726	127	599	471.7%
Sold Properties	168	1,133	(965)	(85.2)%
(Re)Developments and Land, Not Included Above	171	16	155	968.8%
Other	1,055	3,200	(2,145)	(67.0)%

	$74,255	$76,540	$(2,285)	(3.0)%
Discontinued Operations	(9,907)	(11,246)	1,339	(11.9)%

Total Revenues	$64,348	$65,294	$(946)	(1.4)%

     Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $0.6 million due to the four industrial properties acquired subsequent to December 31, 2009 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $1.0 million due to the 26 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 2.0 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues decreased $2.1 million due primarily to a decrease in asset management and property management fees earned from our Joint Ventures due to the disposition of our equity interests in five of our Joint Ventures.

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$22,001	$21,559	$442	2.1%
Acquired Properties	143	21	122	581.0%
Sold Properties	116	487	(371)	(76.2)%
(Re)Developments and Land, Not Included Above	223	327	(104)	(31.8)%
Other	2,984	3,704	(720)	(19.4)%

	$25,467	$26,098	$(631)	(2.4)%
Discontinued Operations	(4,047)	(4,766)	719	(15.1)%

Total Property Expenses	$21,420	$21,332	$88	0.4%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $0.4 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land decreased $0.1 million primarily relate to a decrease in real estate tax expense. The $0.7 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a reduction in employee headcount.
     General and administrative expense decreased $2.6 million, or 35.5%, due primarily to a decrease in compensation expense resulting from the reduction in employee headcount that occurred in 2010 and a decrease in franchise tax expense due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years.
     For the three months ended June 30, 2011, we incurred $0.4 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($0.2 million) and other costs ($0.2 million) associated with implementing our restructuring plan.
     For the three months ended June 30, 2010, we incurred $0.9 million in restructuring charges to provide for employee severance and benefits ($0.8 million) and other costs ($0.1 million) associated with implementing our restructuring plan.
     The impairment reversal for the three months ended June 30, 2011 of $5.9 million relates to a land parcel included in the Non-Strategic Assets that is classified as held for sale at June 30, 2011. Impairment of $5.9 million was originally recorded during the year ended December 31, 2010 while the land parcel was classified as held for sale. The $5.9 million reversal of impairment during the three months ended June 30, 2011 was based upon recent offer activity to purchase the land.

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$24,843	$30,331	$(5,488)	(18.1)%
Acquired Properties	549	105	444	422.9%
Sold Properties	—	526	(526)	(100.0)%
(Re)Developments and Land, Not Included Above and Other	121	30	91	303.3%
Corporate Furniture, Fixtures and Equipment	352	521	(169)	(32.4)%

	$25,865	$31,513	$(5,648)	(17.9)%
Discontinued Operations	(463)	(5,322)	4,859	(91.3)%

Total Depreciation and Other Amortization	$25,402	$26,191	$(789)	(3.0)%

     Depreciation and other amortization for same store properties decreased $5.5 million primarily due to the cessation of depreciation and amortization of the Non-Strategic Assets that qualified for held for sale classification during the second quarter of 2011. Depreciation and other amortization from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $0.5 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other increased $0.1 million primarily due to an increase in the substantial completion of developments. Depreciation and other amortization for corporate furniture, fixtures and equipment decreased $0.2 million primarily due to assets becoming fully depreciated.
     Interest income decreased $0.1 million, or 11.2%, primarily due to a decrease in the weighted average mortgage loans receivable balance for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     Interest expense decreased $0.3 million, or 1.4%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2011 ($1,550.5 million), as compared to the three months ended June 30, 2010 ($1,817.0 million), partially offset by an increase in the weighted average interest rate for the three months ended June 30, 2011 (6.35%), as compared to the three months ended June 30, 2010 (5.49%).
     Amortization of deferred financing costs increased $0.3 million or 36.1%, primarily due to an increase in financing costs related to the amendment of our Unsecured Credit Facility in October 2010.
     We recorded $0.2 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the three months ended June 30, 2011, as compared to $1.3 million in mark to market loss, inclusive of the reset payment, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements, for the three months ended June 30, 2010.
     For the three months ended June 30, 2011, we recognized a loss from early retirement of debt of $3.2 million due to the early payoff of certain mortgage loans and the partial repurchase of certain series of our senior unsecured notes. For the three months ended June 30, 2010, we recognized a loss from early retirement of debt of $4.3 million due to the redemption of our 2011 Notes.
     Foreign currency exchange loss of $0.2 million for the three months ended June 30, 2010 relates to the Company’s wind-down of its operations in Europe.
     Equity in income of Other Real Estate Partnerships remained relatively unchanged.
     For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, Equity in Income of Joint Ventures decreased $0.5 million, or 83.0%, primarily due to the sale of our equity interests in five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture). For the three months ended June 30, 2010, our pro rata share of income from three of the sold joint ventures of $1.4 million was partially offset by our pro rata share of losses from two of the sold joint ventures of $0.9 million.
     For the three months ended June 30, 2011, Gain on Change in Control of Interests relates to the redemption of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.7 million gain is the difference between our carrying value and fair value of our previously held equity interest on the acquisition date.

     Income tax provision (included in continuing operations, discontinued operations and gain on sale of real estate) decreased by $0.8 million, or 32.5%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to a decrease in state taxes in 2011 due to a one time unfavorable court decision on business loss carry-forwards in the State of Michigan in 2010, partially offset by an increase in gain on sale of real estate in the taxable REIT subsidiaries for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
     The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended June 30, 2011 and June 30, 2010.

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	($ in 000’s)
Total Revenues	$9,907	$11,246
Property Expenses	(4,047)	(4,766)
Impairment of Real Estate, Net	(1,108)	—
Depreciation and Amortization	(463)	(5,322)
Gain on Sale of Real Estate	3,537	3,610
Provision for Income Taxes	(1,974)	—

Income from Discontinued Operations	$5,852	$4,768

     Income from discontinued operations for the three months ended June 30, 2011 reflects the results of operations and gain on sale of real estate relating to four industrial properties that were sold during the three months ended June 30, 2011 and the results of operations of 142 industrial properties that were identified as held for sale at June 30, 2011.
     Income from discontinued operations for the three months ended June 30, 2010 reflects the gain on sale of real estate relating to two industrial properties that were sold during the three months ended June 30, 2010 and reflects the results of operations of the 10 industrial properties and one land parcel that received ground rental revenues that were sold during the year ended December 31, 2010, four industrial properties that were sold during the three months ended June 30, 2011 and 142 industrial properties identified as held for sale at June 30, 2011.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2011 our cash and cash equivalents was approximately $32.0 million. We also had $198.7 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.
     We have considered our short-term (through June 30, 2012) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 4.625% Notes due in 2011, in the aggregate principal amount of $128.9 million, are due on September 15, 2011 (the “2011 Exchangeable Notes”) and our 6.875% Notes due in 2012, in the aggregate principal amount of $61.8 million, are due on April 15, 2012 (the “2012 Notes”). We expect to satisfy the payment obligations on the 2011 Exchangeable Notes and the 2012 Notes with borrowings on our Unsecured Credit Facility, with proceeds from property dispositions and with the issuance of common equity, subject to market conditions. With the exception of the 2011 Exchangeable Notes and the 2012 Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, mortgage financing maturities and the minimum distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by making per Unit distributions equivalent to the per share distributions the Company is required to make to meet its minimum distribution requirements as a REIT. We have not paid a distribution to date in 2011 and may not pay distributions in future quarters in 2011 depending on the Company’s taxable income. If the Company is required to pay common stock dividends in 2011, we may elect to satisfy this obligation by distributing a combination of cash and common Units, and/or shares of the Company’s common stock.
     We expect to meet long-term (after June 30, 2012) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities, subject to market conditions.

     We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2011, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 3.436%. Our Unsecured Credit Facility is comprised of a $100.0 million term loan and a $200.0 million revolving credit facility. The interest rate on the term loan is LIBOR plus 325 basis points or a base rate plus 225 basis points, at our election. The revolving credit facility currently bears interest at a floating rate of LIBOR plus 275 basis points or a base rate plus 175 basis points, at our election. As of August 3, 2011, we had approximately $182.7 million available for additional borrowings under the Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2011, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2011.
     Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2011
     Net cash provided by operating activities of approximately $32.4 million for the six months ended June 30, 2011 was comprised primarily of the non-cash adjustments of approximately $47.1 million and a decrease in restricted cash of approximately $0.1 million, offset by a net change in operating assets and liabilities of approximately $9.1 million, a net loss of approximately $4.5 million and prepayment premiums associated with the early retirement of debt of approximately $1.2 million. The adjustments for the non-cash items of approximately $47.1 million are primarily comprised of depreciation and amortization of approximately $57.1 million, the loss on the early retirement of debt of approximately $4.1 million, the provision for bad debt of approximately $0.6 million and the mark to market loss related to the Series F Agreement of approximately $0.2 million, offset by the gain on sale of real estate of approximately $6.3 million, the effect of the straight-lining of rental income of approximately $4.0 million, the impairment of real estate of approximately $3.9 million and the gain on the change in control of interests in connection with the redemption of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.7 million.
     Net cash provided by investing activities of approximately $48.2 million for the six months ended June 30, 2011 was comprised primarily of distributions from the Other Real Estate Partnerships, net proceeds from the sale of real estate and the repayments on our mortgage loan receivables, offset by investments in and advances to the Other Real Estate Partnerships, the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture, capital expenditures related to the improvement of existing real estate and payments related to leasing activities.
     During the six months ended June 30, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $5.3 million and the assumption of a mortgage loan in the amount of $24.4 million.
     During the six months ended June 30, 2011, we sold 16 industrial properties comprising approximately 1.0 million square feet of GLA. Proceeds from the sales of the 16 industrial properties, net of closing costs and seller financing, were approximately $24.7 million.
     Net cash used in financing activities of approximately $71.2 million for the six months ended June 30, 2011 was comprised primarily of net repayments on our Unsecured Credit Facility, repayments on our mortgage loans payable and senior unsecured notes, preferred general partnership Unit distributions, payments of debt and equity issuance costs, the repurchase and retirement of Units corresponding to awards of restricted stock of the Company and payments on the interest rate swap agreement, offset by the contributions from the Company resulting from the issuance of common stock and the proceeds from the new mortgage financings.
     During the six months ended June 30, 2011, 17,300,000 shares of the Company’s common stock were issued through public offerings, resulting in net proceeds of approximately $201.5 million. Additionally, during the six months ended June 30, 2011 115,856 shares of the Company’s common stock were issued under an ATM offering, resulting in net proceeds of $1.4 million. These proceeds were contributed to us in exchange for an equivalent number of Units.

     During the six months ended June 30, 2011, we obtained four secured mortgage loans aggregating to $132.5 million. The mortgage loans bear interest at a fixed rate of 4.45% and mature in June 2018.
     During the six months ended June 30, 2011, we repurchased and retired $57.1 million of senior unsecured notes at an aggregate purchase price of $56.4 million. Additionally, we paid off and retired prior to maturity $56.9 million in mortgage loans payable and made a $100.0 million permanent repayment on the term loan portion of our Unsecured Credit Facility.
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
     At June 30, 2011, approximately $1,352.6 million (approximately 93.1% of total debt at June 30, 2011) of our debt was fixed rate debt and approximately $100.0 million (approximately 6.9% of total debt at June 30, 2011) was variable rate debt.
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
     Based upon the amount of variable rate debt outstanding at June 30, 2011, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.3 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at June 30, 2011. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.
     The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2011, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock (see Note 11 to the Consolidated Financial Statements).
Foreign Currency Exchange Rate Risk
     Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2011, we owned several land parcels for which the U.S. dollar was not the functional currency. These land parcels are located in Ontario, Canada and we use the Canadian dollar as their functional currency.
Subsequent Events
     From July 1, 2011 to August 3, 2011, we sold one industrial property for approximately $3.1 million.

     On July 6, 2011, we repurchased and retired $9.4 million of our senior unsecured debt maturing in 2028 at par. In connection with the partial retirement, we will recognize approximately $0.5 million as loss on early retirement of debt.
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
     None.
Item 1A. Risk Factors
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     Not applicable.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Waiver, dated as of April 21, 2011, among First Industrial, L.P., First Industrial Realty Trust, Inc., JPMorgan Chase Bank, N.A. and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of First Industrial Realty Trust, Inc filed April 22, 2011, File No. 1-13102).

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith

**	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ Scott A. Musil Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)
Date: August 4, 2011

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Waiver, dated as of April 21, 2011, among First Industrial, L.P., First Industrial Realty Trust, Inc., JPMorgan Chase Bank, N.A. and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of First Industrial Realty Trust, Inc filed April 22, 2011, File No. 1-13102).

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith

**	Furnished herewith