Form 10-Q
period 2012-03-31
FIRST INDUSTRIAL LP
filed 2012-05-08
CIK 1033128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended March 31, 2012

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands except unit and per unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$564,824	$553,539
Buildings and Improvements	2,129,397	2,080,953
Construction in Progress	29,851	26,482
Less: Accumulated Depreciation	(603,441)	(577,591)

Net Investment in Real Estate	2,120,631	2,083,383

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $17,930 and $34,443	30,843	78,855
Investments in and Advances to Other Real Estate Partnerships	182,352	186,452
Cash and Cash Equivalents	1,997	7,624
Tenant Accounts Receivable, Net	2,399	2,685
Investments in Joint Ventures	1,044	1,674
Deferred Rent Receivable, Net	46,085	43,981
Deferred Financing Costs, Net	13,194	13,989
Deferred Leasing Intangibles, Net	35,133	33,375
Prepaid Expenses and Other Assets, Net	112,562	119,095

Total Assets	$2,546,240	$2,571,113

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage and Other Loans Payable, Net	$581,589	$584,288
Senior Unsecured Notes, Net	640,182	640,227
Unsecured Credit Facility	115,000	149,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	74,059	77,379
Deferred Leasing Intangibles, Net	14,786	14,442
Rents Received in Advance and Security Deposits	23,475	23,095
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $415	—	690

Total Liabilities	1,449,091	1,489,121

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding) with a liquidation preference of $275,000	266,211	266,211
General Partner Units (88,636,697 and 86,807,402 units issued and outstanding)	752,789	737,914
Limited Partners’ Units (5,226,208 and 5,237,367 units issued and outstanding)	89,940	90,246
Accumulated Other Comprehensive Loss	(11,791)	(12,379)

Total Partners’ Capital	1,097,149	1,081,992

Total Liabilities and Partners’ Capital	$2,546,240	$2,571,113

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands except per unit data)
Revenues:
Rental Income	$55,462	$53,686
Tenant Recoveries and Other Income	17,526	17,798

Total Revenues	72,988	71,484

Expenses:
Property Expenses	24,801	26,231
General and Administrative	5,559	5,258
Restructuring Costs	—	1,160
Impairment of Real Estate	158	(1,898)
Depreciation and Other Amortization	28,635	24,483

Total Expenses	59,153	55,234

Other Income (Expense):
Interest Income	946	990
Interest Expense	(21,209)	(25,799)
Amortization of Deferred Financing Costs	(823)	(1,051)
Mark-to-Market Gain on Interest Rate Protection Agreements	124	44
Gain (Loss) from Retirement of Debt	1	(866)

Total Other Income (Expense)	(20,961)	(26,682)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Benefit	(7,126)	(10,432)
Equity in Income of Other Real Estate Partnerships	1,098	4,855
Equity in Income of Joint Ventures	91	36
Gain on Change in Control of Interests	776	—
Income Tax Benefit	91	78

Loss from Continuing Operations	(5,070)	(5,463)
Discontinued Operations:
Loss Attributable to Discontinued Operations	(25)	(1,171)
Gain on Sale of Real Estate	6,199	2,742
Provision for Income Taxes Allocable to Discontinued Operations	—	(509)

Income from Discontinued Operations	6,174	1,062
Net Income (Loss)	1,104	(4,401)
Less: Preferred Unit Distributions	(4,762)	(4,927)

Net Loss Available to Unitholders and Participating Securities	$(3,658)	$(9,328)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.11)	$(0.14)

Income from Discontinued Operations Available to Unitholders	$0.07	$0.01

Net Loss Available to Unitholders and Participating Securities	$(0.04)	$(0.12)

Weighted Average Units Outstanding	91,811	76,002

Net Loss Available to Unitholders Attributable to:
General Partners	$(3,451)	$(8,675)
Limited Partners	(207)	(653)

Net Loss Available to Unitholders and Participating Securities	$(3,658)	$(9,328)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands)
Net Income (Loss)	$1,104	$(4,401)
Amortization of Interest Rate Protection Agreements	540	556
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	20	—
Foreign Currency Translation Adjustment, Net of Income Tax Benefit	28	125

Comprehensive Income (Loss)	$1,692	$(3,720)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2011	$266,211	$737,914	$90,246	$(12,379)	$1,081,992
Issuance of General Partner Units, Net of Issuance Costs	—	17,913	—	—	17,913
Stock Based Compensation Activity	—	314	—	—	314
Conversion of Limited Partner Units to General Partner Units	—	99	(99)	—	—
Preferred Unit Distributions	(4,762)	—	—	—	(4,762)
Net Income (Loss)	4,762	(3,451)	(207)	—	1,104
Other Comprehensive Income	—	—	—	588	588

Balance as of March 31, 2012	$266,211	$752,789	$89,940	$(11,791)	$1,097,149

The accompanying notes are an integral part of the consolidated financial statements].

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,104	$(4,401)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	23,633	19,107
Amortization of Deferred Financing Costs	823	1,051
Other Amortization	7,138	7,843
Impairment of Real Estate, Net	1,101	829
Provision for Bad Debt	195	201
Equity in Income of Joint Ventures	(91)	(36)
Distributions from Joint Ventures	27	—
Gain on Sale of Real Estate	(6,199)	(2,742)
Gain on Change in Control of Interests	(776)	—
(Gain) Loss from Retirement of Debt	(1)	866
Prepayment Premiums Associated with Retirement of Debt	—	(372)
Mark-to-Market Gain on Interest Rate Protection Agreements	(124)	(44)
Equity in Income of Other Real Estate Partnerships	(1,098)	(4,855)
Distributions from Investment in Other Real Estate Partnerships	1,098	4,855
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(423)	(4,944)
Increase in Deferred Rent Receivable	(1,085)	(2,221)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	708	(10,389)
Decrease in Restricted Cash	—	105

Net Cash Provided by Operating Activities	26,030	4,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(26,717)	(12,361)
Net Proceeds from Sales of Investments in Real Estate	19,467	13,334
Investments in and Advances to Other Real Estate Partnerships	(4,530)	(8,767)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	8,630	10,082
Contributions to and Investments in Joint Ventures	(5)	(4)
Repayment of Notes Receivable	8,007	8,739
Increase in Lender Escrows	—	(13)

Net Cash Provided by Investing Activities	4,852	11,010

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(88)	(108)
Unit Contributions	18,063	100,570
Preferred Unit Distributions	(4,311)	(5,379)
Repurchase and Retirement of Restricted Units	(785)	(673)
Payments on Interest Rate Swap Agreement	(280)	(194)
Repayments on Mortgage and Other Loans Payable	(14,709)	(31,215)
Repayments on Senior Unsecured Notes	(406)	—
Proceeds from Unsecured Credit Facility	38,000	10,000
Repayments on Unsecured Credit Facility	(72,000)	(100,590)

Net Cash Used in Financing Activities	(36,516)	(27,589)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	29
Net Decrease in Cash and Cash Equivalents	(5,634)	(11,726)
Cash and Cash Equivalents, Beginning of Period	7,624	22,484

Cash and Cash Equivalents, End of Period	$1,997	$10,787

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except Unit and per Unit data)

(Unaudited)

1. Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 94.4% common ownership interest at March 31, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at March 31, 2012. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 5.6% interest in the Operating Partnership at March 31, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture” and, collectively, the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. See Note 5 for more information on the Joint Ventures.

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

As of March 31, 2012, we owned 670 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 58.4 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2012, the Other Real Estate Partnerships owned 68 industrial properties containing an aggregate of approximately 7.7 million square feet of GLA.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2011 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2011 audited financial statements included in our 2011 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2012 and December 31, 2011, and the reported amounts of revenues and expenses for the three months ended March 31, 2012 and 2011. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2012 and December 31, 2011, and the results of our operations and comprehensive income for each of the three months ended March 31, 2012 and 2011, and our cash flows for each of the three months ended March 31, 2012 and 2011, and all adjustments are of a normal recurring nature.

Investment in Real Estate and Depreciation

The results of operations for the three months ended March 31, 2012 includes $1,059 which should have been recorded as depreciation and amortization expense during previous periods. Management evaluated this depreciation and amortization expense adjustment and believes it is not material to the results of the current quarter or projected annual results or any previous annual or quarterly period.

Recent Accounting Pronouncements

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance provides that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs are required. Entities are also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

3. Investment in Real Estate

Acquisitions

During the three months ended March 31, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 5) and one land parcel.

The gross agreed-upon fair value for the industrial property was $21,819, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, which was subsequently paid off on the date of acquisition and whose carrying value approximated fair market value, in the amount of $12,026 and a cash payment of $8,324 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain of approximately $776 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

The purchase price of the land parcel was approximately $1,224, excluding costs incurred in conjunction with the acquisition of the land parcel.

Intangible Assets (Liabilities) Subject to Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, tenant relationships and below market leases recorded due to the real estate property acquired during the three months ended March 31, 2012 and 2011, which is recorded as deferred leasing intangibles, is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
In-Place Leases	$1,750	N/A
Tenant Relationships	$1,012	N/A
Below Market Leases	$(102)	N/A

The weighted average life in months of in-place leases, tenant relationships and below market leases recorded at the time of acquisition as a result of the real estate property acquired during the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
In-Place Leases	118	N/A
Tenant Relationships	178	N/A
Below Market Leases	118	N/A

Sales and Discontinued Operations

During the three months ended March 31, 2012, we sold three industrial properties comprising approximately 0.7 million square feet of GLA. Gross proceeds from the sales of the three industrial properties were approximately $20,127. The gain on sale of real estate was approximately $6,199, all which is shown in discontinued operations. The three sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the three industrial properties sold are included in discontinued operations.

At March 31, 2012, we had 14 industrial properties comprising approximately 2.7 million square feet of GLA and one land parcel held for sale. The results of operations of the 14 industrial properties held for sale at March 31, 2012 are included in discontinued operations. There can be no assurance that such industrial properties or land parcel held for sale will be sold.

Income from discontinued operations for the three months ended March 31, 2011 reflects the results of operations of the three industrial properties that were sold during the three months ended March 31, 2012, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of the 14 industrial properties identified as held for sale at March 31, 2012 and the gain on sale of real estate relating to 12 industrial properties that were sold during the three months ended March 31, 2011.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total Revenues	$1,794	$4,450
Property Expenses	(761)	(1,981)
Impairment of Real Estate	(943)	(2,727)
Depreciation and Amortization	(115)	(850)
Interest Expense	—	(63)
Gain on Sale of Real Estate	6,199	2,742
Provision for Income Taxes	—	(509)

Income from Discontinued Operations	$6,174	$1,062

At March 31, 2012 and December 31, 2011, we had notes receivable outstanding of approximately $47,511 and $55,502, net of a discount of $303 and $319, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At March 31, 2012 and December 31, 2011, the fair value of the notes receivable was $51,754 and $58,734, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.

Impairment Charges

Fourteen industrial properties comprising approximately 2.7 million square feet of GLA and one land parcel comprising approximately 55.9 acres were classified as held for sale as of March 31, 2012. The net impairment charges for assets that qualify to be classified as held for sale at March 31, 2012 were calculated as the difference of the carrying value of the properties and land parcel over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Catch-up depreciation and amortization has been recorded during the three months ended March 31, 2012, if applicable, for certain assets that are no longer classified as held for sale. The net impairment charges recorded during the three months ended March 31, 2012 are due to updated fair market values for certain industrial properties whose estimated fair market values have changed since December 31, 2011 and are either classified as held for sale at March 31, 2012 or were classified as held for sale at December 31, 2011, but no longer qualify to be classified as held for sale at March 31, 2012.

During the three months ended March 31, 2012 and 2011, we recorded the following net non-cash impairment charges:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Operating Properties—Held for Sale and Sold Assets	$943	$2,727

Impairment—Discontinued Operations	$943	$2,727

Land Parcels—Held for Sale and Sold Assets	$—	$—
Operating Properties—Held for Use	158	(1,898)
Land Parcels—Held for Use	—	—

Impairment—Continuing Operations	$158	$(1,898)

Total Net Impairment	$1,101	$829

The guidance for the fair value measurement provisions for the impairment of long lived assets recorded at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses using expected cash flows, internal valuations of real estate and third party offers.

For operational real estate assets, the most significant assumptions used in the discounted cash flow analyses included the discount rate, projected occupancy levels, market rental rates, capital expenditures and the terminal capitalization rate. For the valuation of land parcels, we reviewed recent comparable sales transactions, to the extent available, or if not available, we considered older comparable transactions, adjusted upward or downward to reflect management’s assumptions about current market conditions. In all cases, members of our management team that were responsible for the individual markets where the land parcels were located determined the internal valuations. Valuations based on third party offers include bona fide contract prices and letter of intent amounts that we believe are indicative of fair value.

The following tables present information about our assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012 and 2011. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Three Months Ended March 31, 2012	Fair Value Measurements on a Non-Recurring Basis Using:			Total Impairment
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-lived Assets Held for Sale*	$19,270	—	—	$19,270	$(1,043)
Long-lived Assets Held and Used*	$16,290	—	—	$16,290	(190)

					$(1,233)

	Three Months Ended March 31, 2011	Fair Value Measurements on a Non-Recurring Basis Using:			Total Impairment
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Long-lived Assets Held for Sale**	$42,945	—	—	$42,945	$(2,755)
Long-lived Assets Held and Used**	$83,959	—	—	$83,959	1,608

					$(1,147)

*	Excludes industrial properties for which an impairment reversal of $132 was recorded during the three months ended March 31, 2012, since the related assets are recorded at carrying value, which is lower than estimated fair value at March 31, 2012.
**	Excludes industrial properties and land parcels for which an impairment reversal of $318 was recorded during the three months ended March 31, 2011, since the related assets are recorded at carrying value, which is lower than estimated fair value at March 31, 2011.

The following table presents quantitative information about the Level 3 fair value measurements at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
One Industrial Property comprising approximately 0.01 million square feet of GLA	$585	Discounted Cash Flow	Discount Rate	11.75%
			Market Rent Growth Rate	2%
			Expense Growth Rate	2%
			Rental Rates Per Square Foot (A)	$4.25
			Terminal Capitalization Rate	10.00%
Thirteen Industrial Properties comprising approximately 2.1 million square feet of GLA	$34,975	3rd Party Pricing	(B)	N/A

(A)	Estimates for market rental rates upon stabilization of the property.
(B)	The fair value for the properties is based upon the value of third party letters of intent, subject to our corroboration for reasonableness. Certain of the properties are included in portfolios whereby the letter of intent pricing relates to the respective portfolio. The estimated purchase price for the portfolio was allocated to the individual properties within the portfolio based upon their relative fair value.

4. Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS
Assets:
Investment in Real Estate, Net	$258,495	$249,984
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $843 and $4,970	1,145	12,804
Note Receivable	139,458	131,908
Other Assets, Net	39,923	41,605

Total Assets	$439,021	$436,301

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$105,550	$105,968
Other Liabilities	8,294	8,577
Partners’ Capital	325,177	321,756

Total Liabilities and Partners’ Capital	$439,021	$436,301

Condensed Combined Statements of Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total Revenues	$10,098	$10,333
Property Expenses	(3,014)	(3,218)
Interest Income	2,143	3,577
Interest Expense	(1,484)	(940)
Amortization of Deferred Financing Costs	(52)	(34)
Impairment of Real Estate	172	881
Loss from Retirement of Debt	—	(160)
Depreciation and Other Amortization	(4,305)	(3,073)

Income from Continuing Operations	3,558	7,366
Discontinued Operations:
(Loss) Income Attributable to Discontinued Operations	(289)	43
Gain on Sale of Real Estate	—	1,062

Total Discontinued Operations	(289)	1,105

Net Income	$3,269	$8,471

5. Investments in Joint Ventures

On February 13, 2012, we acquired the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (See Note 3).

At March 31, 2012, the 2003 Net Lease Joint Venture owned six industrial properties comprising approximately 3.1 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of March 31, 2012, our investment in the 2003 Net Lease Joint Venture is $1,044. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of March 31, 2012, the 2007 Europe Joint Venture did not own any properties.

At March 31, 2012 and December 31, 2011, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $131 and $137, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three months ended March 31, 2012 and 2011, we recognized fees of $76 and $310 from our Joint Ventures (and/or our former Joint Venture partners).

6. Indebtedness

The following table discloses certain information regarding our indebtedness:

			Interest Rate at March 31, 2012	Effective Interest Rate at Issuance	Maturity Date
	Outstanding Balance at
	March 31, 2012	December 31, 2011
Mortgage and Other Loans Payable, Net	$581,589	$584,288	4.45% – 9.25%	4.45% – 9.25%	January 2013- October 2021
Unamortized Premiums	(289)	(305)

Mortgage and Other Loans Payable, Gross	$581,300	$583,983

Senior Unsecured Notes, Net
2016 Notes	$159,469	$159,455	5.750%	5.91%	01/15/16
2017 Notes	59,602	59,600	7.500%	7.52%	12/01/17
2027 Notes	6,065	6,065	7.150%	7.11%	05/15/27
2028 Notes	124,465	124,894	7.600%	8.13%	07/15/28
2012 Notes	61,827	61,817	6.875%	6.85%	04/15/12
2032 Notes	34,687	34,683	7.750%	7.87%	04/15/32
2014 Notes	87,344	86,997	6.420%	6.54%	06/01/14
2017 II Notes	106,723	106,716	5.950%	6.37%	05/15/17

Subtotal	$640,182	$640,227
Unamortized Discounts	4,240	4,625

Senior Unsecured Notes, Gross	$644,422	$644,852

Unsecured Credit Facility	$115,000	$149,000	2.342%	2.342%	12/12/14

As of March 31, 2012, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $770,131 and one letter of credit in the amount of $537. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage and other loans payable as of March 31, 2012.

During the three months ended March 31, 2012, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2028 Notes	$430	$406

In connection with these repurchases prior to maturity, we recognized $1 as gain on retirement of debt for the three months ended March 31, 2012, which is the difference between the repurchase price of $406 and the principal amount retired of $430, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $0, $3 and $20, respectively.

The following is a schedule of the stated maturities and scheduled principal payments as of March 31, 2012 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2012	$70,128
2013	11,362
2014	269,160
2015	51,510
2016	287,172
Thereafter	651,390

Total	$1,340,722

Our unsecured credit facility (as amended, the “Unsecured Credit Facility”) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants as of March 31, 2012. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

Fair Value

At March 31, 2012 and December 31, 2011, the fair values of our indebtedness were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, Net	$581,589	$638,897	$584,288	$630,400
Senior Unsecured Notes, Net	640,182	639,824	640,227	630,622
Unsecured Credit Facility	115,000	115,000	149,000	149,000

Total	$1,336,771	$1,393,721	$1,373,515	$1,410,022

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

7. Partners’ Capital

Unit Contributions

On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the three months ended March 31, 2012, the Company issued 1,532,598 shares of the Company’s common stock under the ATM at a weighted average sale price of $12.03 resulting in net proceeds to the Company of approximately $18,063, net of $369 paid to the sales agent. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the three months ended March 31, 2012 and 2011, the Company awarded 365,137 and 292,339 shares, respectively, of restricted common stock to certain employees. We issued Units to the Company in the same amounts. The restricted common stock had a fair value of approximately $4,327 and $3,248, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,099 and $645 for the three months ended March 31, 2012 and 2011, respectively, in compensation expense related to restricted stock/unit awards. At March 31, 2012, we have $8,307 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.05 years.

Distributions

The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the first quarter of 2012, the new coupon rate was 5.415%. See Note 10 for additional derivative information related to the Series F Preferred Units coupon rate reset.

The following table summarizes distributions accrued during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Distribution per Unit	Total Distribution
Series F Preferred Units	$1,368.79	$685
Series G Preferred Units	$1,809.00	$452
Series J Preferred Units	$4,531.30	$2,719
Series K Preferred Units	$4,531.30	$906

8. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred units	$5,214	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(99)	$—
General partnership units	99	—

	$—	$—

Write-off of fully depreciated assets	$(11,428)	$(12,531)

Mortgage loan payable assumed in conjunction with a property acquisition	$(12,026)	$—

Notes receivable issued in conjunction with certain property sales	$—	$1,029

9. Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator:
Loss from Continuing Operations	$(5,070)	$(5,463)
Preferred Unit Distributions	(4,762)	(4,927)

Loss from Continuing Operations Available to Unitholders	$(9,832)	$(10,390)

Income from Discontinued Operations Available to Unitholders	$6,174	$1,062

Net Loss Available to Unitholders	$(3,658)	$(9,328)

Denominator:
Weighted Average Units—Basic and Diluted	91,810,547	76,001,749
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.11)	$(0.14)

Income from Discontinued Operations Available to Unitholders	$0.07	$0.01

Net Loss Available to Unitholders	$(0.04)	$(0.12)

Participating securities include Units that correspond to the Company’s 756,815 and 696,360 unvested restricted stock awards outstanding at March 31, 2012 and 2011, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Participating security holders are not obligated to share in losses, therefore, none of the net loss was allocated to participating securities for the three months ended March 31, 2012 and 2011.

The number of weighted average units—diluted is the same as the number of weighted average units — basic for the three months ended March 31, 2012 and 2011, as the effect of Units corresponding to the Company’s stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Operating Partnership) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At March 31, 2012	Number of Awards Outstanding At March 31, 2011
Non-Participating Securities:
Restricted Stock Unit Awards	731,900	993,250
Options	10,000	41,901

10. Derivatives

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

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the first quarter of 2012, the new coupon rate was 5.415% (see Note 7). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the “Series F Agreement”). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three months ended March 31, 2012 and 2011, gains of $124 and $44, respectively, are recognized as Mark-to-Market Gain on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark to market gains or losses and for the three months ended March 31, 2012 and 2011, totaled $292 and $99, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,308 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of March 31, 2012	Fair Value As of December 31, 2011
Derivatives not designated as hedging instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(1,251)	$(1,667)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of March 31, 2012 and December 31, 2011, the outstanding payable was $292 and $280, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three months ended March 31, 2012 and 2011:

	Location on Statement	Three Months Ended
Interest Rate Products		March 31, 2012	March 31, 2011
Amortization Reclassified from OCI into Income	Interest Expense	$(540)	$(556)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at March 31, 2012	$(1,251)	—	—	$(1,251)
Series F Agreement at December 31, 2011	$(1,667)	—	—	$(1,667)

The following table presents the quantitative information about the Level 3 fair value measurements at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
Series F Agreement	$(1,251)	Discounted Cash Flow	Long Dated Treasuries (A)	3.32% – 3.58%
			Own Credit Risk (B)	1.51% – 2.85%

(A)	Represents the forward 30 year Treasury CMT Rate.
(B)	Represents credit default swap spread curve used in the valuation analysis.

The valuation of the Series F Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements including the period to maturity. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of fair value measurement, we incorporated a credit valuation adjustment (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate of 5.2175% for floating rate payments based on 30 year Treasury CMT rate. No market observable prices exist for long dated Treasuries. Therefore, we have classified the Series F Agreement in its entirety as Level 3.

The following table presents a reconciliation of our liabilities classified as Level 3 at March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending liability balance at December 31, 2011	$(1,667)
Total unrealized gains:
Mark-to-Market of the Series F Agreement	416

Ending liability balance at March 31, 2012	$(1,251)

11. Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

12. Subsequent Events

From April 1, 2012 to May 7, 2012, we sold three industrial properties for approximately $2,550. There were no industrial properties acquired during this period.

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61,829.

On March 29, 2012, we announced a cash tender offer to purchase up to an aggregate of $100,000 of our 2014 Notes, 2027 Notes, 2028 Notes and 2032 Notes. The early tender period ended on April 11, 2012 and the extended tender offer period expired on April 25, 2012. During the early and extended tender offer periods, we purchased $9,000 of our 2014 Notes, $55,525 of our 2028 Notes and $22,400 of our 2032 Notes for total consideration of $88,922. The early tender premium along with the write off of unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements, as well as third party transaction costs, will be recognized as a loss on retirement of debt during the three months ended June 30, 2012.

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our old taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, has indicated to us, on a preliminary basis, that it disagrees with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. If we are unable to agree with the IRS on valuation, we expect the IRS to formally propose an adjustment. While we would need to evaluate any proposed adjustment, we currently intend to contest any proposed adjustment, and there can be no assurance that we would succeed. If the IRS succeeds in asserting any amount of a proposed adjustment, then our tax loss and the Refund would be reduced accordingly and, as a result, we would owe some amount of taxes, interest and possible penalties to the relevant taxing authorities, which we expect not to exceed the amount of the Refund in any event. The amount of loss, if any, which we may incur upon resolution with the IRS is not estimable at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

GENERAL

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 94.4% ownership interest at March 31, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, an approximate 5.6% interest in the Operating Partnership at March 31, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein.

We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture” and, collectively, the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.

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

As of March 31, 2012, we owned 670 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 58.4 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2012, the Other Real Estate Partnerships owned 68 industrial properties containing an aggregate of approximately 7.7 million square feet of GLA.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-Q. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:

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

We generate revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to proceeds generated from gains/losses on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

Our revenue growth is also dependent, in part, on our ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, seek to identify opportunities to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales are being used to repay outstanding debt. Market conditions permitting, however, a portion of our proceeds from such sales may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Our net loss available to unitholders was $3.7 million and $9.3 million for the three months ended March 31, 2012 and 2011, respectively. Basic and diluted net loss available to unitholders was $0.04 per Unit and $0.12 per Unit for the three months ended March 31, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through March 31, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through March 31, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2012 and 2011, the average occupancy rates of our same store properties were 85.4% and 84.1%, respectively.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$71,964	$71,706	$258	0.4%
Acquired Properties	869	—	869	—
Sold Properties	386	2,661	(2,275)	(85.5)%
(Re) Developments and Land, Not Included Above	293	127	166	130.7%
Other	1,270	1,440	(170)	(11.8)%

	$74,782	$75,934	$(1,152)	(1.5)%
Discontinued Operations	(1,794)	(4,450)	2,656	(59.7)%

Total Revenues	$72,988	$71,484	$1,504	2.1%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $0.9 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $2.3 million due to the 37 industrial properties sold subsequent to December 31, 2010 totaling approximately 3.5 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$22,527	$24,497	$(1,970)	(8.0)%
Acquired Properties	155	—	155	—
Sold Properties	82	1,102	(1,020)	(92.6)%
(Re) Developments and Land, Not Included Above	238	254	(16)	(6.3)%
Other	2,560	2,359	201	8.5%

	$25,562	$28,212	$(2,650)	(9.4)%
Discontinued Operations	(761)	(1,981)	1,220	(61.6)%

Total Property Expenses	$24,801	$26,231	$(1,430)	(5.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.0 million primarily due to a decrease in repairs and maintenance expense resulting from lower snow removal costs incurred due to the mild 2012 winter. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and remained relatively unchanged. Other expense remained relatively unchanged.

General and administrative expense increased $0.3 million, or 5.7%, due primarily to an increase in incentive compensation expense partially offset by a decrease in rent expense resulting from a reduction in office space during 2011.

For the three months ended March 31, 2011, we incurred $1.2 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.1 million) and other costs ($0.1 million) associated with implementing our restructuring plan.

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the three months ended March 31, 2012 and 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment included in continuing operations for the three months ended March 31, 2012 of $0.2 million is primarily comprised of impairment relating to certain industrial properties that no longer qualify for held for sale classification. The impairment reversal included in continuing operations for the three months ended March 31, 2011 of $1.9 million is primarily comprised of a reversal of impairment relating to certain industrial properties that no longer qualify for held for sale classification.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$27,622	$23,953	$3,669	15.3%
Acquired Properties	611	—	611	—
Sold Properties	63	814	(751)	(92.3)%
(Re) Developments and Land, Not Included Above	154	161	(7)	(4.3)%
Corporate Furniture, Fixtures and Equipment	300	405	(105)	(25.9)%

	$28,750	$25,333	$3,417	13.5%
Discontinued Operations	(115)	(850)	735	(86.5)%

Total Depreciation and Other Amortization	$28,635	$24,483	$4,152	17.0%

Depreciation and other amortization for same store properties increased $3.7 million primarily due to depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale in 2012. Depreciation and other amortization from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Corporate furniture, fixtures and equipment depreciation expense remained relatively unchanged.

Interest income remained relatively unchanged.

Interest expense, inclusive of $0 million and $0.1 million of interest expense included in discontinued operations, for the three months ended March 31, 2012 and 2011, respectively, decreased $4.7 million, or 18.0%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2012 ($1,396.8 million) as compared to the three months ended March 31, 2011 ($1,659.1 million), an increase in capitalized interest for the three months ended March 31, 2012 due to an increase in development activities and a decrease in the weighted average interest rate for the three months ended March 31, 2012 (6.22%), as compared to the three months ended March 31, 2011 (6.32%).

Amortization of deferred financing costs decreased $0.2 million, or 21.7%, due primarily to the write off of financing costs related to the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011, the early retirement of certain mortgage loans and the repurchase and retirement of certain of our senior unsecured notes, partially offset by the costs associated with the origination of mortgage financings during 2011.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury (“CMT”) rate at 5.2175%. We recorded $0.1 million in mark to market gain, inclusive of $0.3 million in swap payments, which is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the three months ended March 31, 2012, as compared to $0.04 million in mark to market gain, inclusive of $0.1 million in swap payments, for the three months ended March 31, 2011.

For the three months ended March 31, 2012, we recognized a net gain from retirement of debt of $0.001 million due to the partial repurchase of a certain series of our senior unsecured notes. For the three months ended March 31, 2011, we recognized a net loss from retirement of debt of $0.9 million due to prepayment penalties and the write off of unamortized loan costs associated with the early payoff of certain mortgage loans.

Equity in Income of Other Real Estate Partnerships decreased $3.8 million, or 77.4%, primarily due to an increase in depreciation expense taken during the three months ended March 31, 2012 for properties that were classified as held for sale in 2011 but no longer classify as held for sale in 2012, an increase in impairment charges recorded on properties during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and a decrease in gain on sale of real estate for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Equity in Income of Joint Ventures remained relatively unchanged.

For the three months ended March 31, 2012, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.8 million gain is the difference between our carrying value and fair value of our equity interest on the acquisition date.

For the three months ended March 31, 2012, we recorded an income tax benefit of $0.1 million, as compared to an income tax provision of $0.4 million for the three months ended March 31, 2011. The variance of $0.5 million is due primarily to a decrease in gain on sale of real estate in the taxable REIT subsidiaries.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	($ in 000’s)
Total Revenues	$1,794	$4,450
Property Expenses	(761)	(1,981)
Impairment of Real Estate	(943)	(2,727)
Depreciation and Amortization	(115)	(850)
Interest Expense	—	(63)
Gain on Sale of Real Estate	6,199	2,742
Provision for Income Taxes	—	(509)

Income from Discontinued Operations	$6,174	$1,062

Income from discontinued operations for the three months ended March 31, 2012 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2012 and the results of operations of 14 industrial properties that were identified as held for sale at March 31, 2012. The impairment loss for the three months ended March 31, 2012 of $0.9 million relates to an impairment charge related to certain industrial properties that were classified as held for sale at March 31, 2012.

Income from discontinued operations for the three months ended March 31, 2011 reflects the gain on sale of real estate relating to 12 industrial properties that were sold during the three months ended March 31, 2011, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of three industrial properties that were sold during the three months ended March 31, 2012 and the results of operations of the 14 industrial properties identified as held for sale at March 31, 2012. The impairment loss for the three months ended March 31, 2011 of $2.7 million relates to an impairment charge related to certain industrial properties that were either sold or classified as held for sale at March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our cash and cash equivalents was approximately $2.0 million. We also had $334.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We have considered our short-term (through March 31, 2013) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2012 Notes were paid off, at maturity, on April 16, 2012 in the amount of $61.8 million. We satisfied the payment obligations on the 2012 Notes with borrowings on our Unsecured Credit Facility. See Subsequent Events. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (after March 31, 2013) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.

We also have financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future At March 31, 2012, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.342%. As of May 7, 2012, we had approximately $168.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2012, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2012.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Three Months Ended March 31, 2012

Net cash provided by operating activities of approximately $26.0 million for the three months ended March 31, 2012 was comprised primarily of the non-cash adjustments of approximately $24.6 million, net income of approximately $1.1 million and a net change in operating assets and liabilities of approximately $0.3 million. The adjustments for the non-cash items of approximately $24.6 million are primarily comprised of depreciation and amortization of approximately $31.6 million, the impairment of real estate of $1.1 million and the provision for bad debt of approximately $0.2 million, offset by the mark to market gain related to the Series F Agreement of approximately $0.1 million, the gain on sale of real estate of approximately $6.2 million, the gain on the change in control of interests in connection with the purchase of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.8 million, equity in income of our Joint Ventures of $0.1 million and the effect of the straight-lining of rental income of approximately $1.1 million.

Net cash provided by investing activities of approximately $4.9 million for the three months ended March 31, 2012 was comprised primarily of distributions from the Other Real Estate Partnerships in excess of equity in income, net proceeds from the sale of real estate and the repayments on our mortgage notes receivable, offset by investments in and advances to the Other Real Estate Partnerships, the acquisition of one property and one land parcel, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities.

During the three months ended March 31, 2012, we sold three industrial properties comprising approximately 0.7 million square feet of GLA. Proceeds from the sales of the three industrial properties, net of closing costs, were approximately $19.5 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2012.

During the three months ended March 31, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. We also acquired one land parcel. The purchase price of this acquisition totaled approximately $1.2 million, excluding costs incurred in conjunction with the acquisition of this land parcel.

Net cash used in financing activities of approximately $36.5 million for the three months ended March 31, 2012 was comprised primarily of repayments on our unsecured notes and mortgage and other loans payable, payments of debt and equity issuance costs, net repayments on our Unsecured Credit Facility, preferred general partnership Unit distributions, the repurchase and retirement of restricted units and payments on the interest rate swap agreement, offset by the net proceeds from the issuance of Units.

During the three months ended March 31, 2012, we repurchased $0.4 million of our unsecured notes at an aggregate purchase price of $0.4 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the three months ended March 31, 2012, the Company issued 1,532,598 shares of its common stock in “at-the-market” offerings, resulting in net proceeds of approximately $18.1 million. These proceeds were contributed to us in exchange for an equivalent number of Units. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward- looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2012 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At March 31, 2012, approximately $1,221.8 million (approximately 91.4% of total debt at March 31, 2012) of our debt was fixed rate debt and approximately $115.0 million (approximately 8.6% of total debt at March 31, 2012) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at March 31, 2012, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.3 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at March 31, 2012. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2012, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Units (see Note 10 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2012, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events

From April 1, 2012 to May 7, 2012, we sold three industrial properties for approximately $2.6 million. There were no industrial properties acquired during this period.

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61.8 million.

On March 29, 2012, we announced a cash tender offer to purchase up to an aggregate of $100.0 million of our 2014 Notes, 2027 Notes, 2028 Notes and 2032 Notes. The early tender period ended on April 11, 2012 and the extended tender offer period expired on April 25, 2012. During the early and extended tender offer periods, we purchased $9.0 million of our 2014 Notes, $55.5 million of our 2028 Notes and $22.4 million of our 2032 Notes for total consideration of $88.9 million. The early tender premium along with the write off of unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements, as well as third party transaction costs, will be recognized as a loss on retirement of debt during the three months ended June 30, 2012.

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our old taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2 million on behalf of the Joint Committee on Taxation, has indicated to us, on a preliminary basis, that it disagrees with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. If we are unable to agree with the IRS on valuation, we expect the IRS to formally propose an adjustment. While we would need to evaluate any proposed adjustment, we currently intend to contest any proposed adjustment, and there can be no assurance that we would succeed. If the IRS succeeds in asserting any amount of a proposed adjustment, then our tax loss and the Refund would be reduced accordingly and, as a result, we would owe some amount of taxes, interest and possible penalties to the relevant taxing authorities, which we expect not to exceed the amount of the Refund in any event. The amount of loss, if any, which we may incur upon resolution with the IRS is not estimable at this time.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1

Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102).

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ SCOTT A. MUSIL
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.1

Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102).

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith