Form 10-Q
period 2012-06-30
FIRST INDUSTRIAL LP
filed 2012-08-03
CIK 1033128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended June 30, 2012

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited) (In thousands except unit and per unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$601,609	$553,539
Buildings and Improvements	2,118,037	2,080,953
Construction in Progress	34,948	26,482
Less: Accumulated Depreciation	(612,784)	(577,591)

Net Investment in Real Estate	2,141,810	2,083,383

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $20,690 and $34,443	42,930	78,855
Investments in and Advances to Other Real Estate Partnerships	186,375	186,452
Cash and Cash Equivalents	4,301	7,624
Tenant Accounts Receivable, Net	1,146	2,685
Investments in Joint Ventures	1,258	1,674
Deferred Rent Receivable, Net	46,384	43,981
Deferred Financing Costs, Net	11,803	13,989
Deferred Leasing Intangibles, Net	33,028	33,375
Prepaid Expenses and Other Assets, Net	107,927	119,095

Total Assets	$2,576,962	$2,571,113

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage and Other Loans Payable, Net	$578,851	$584,288
Senior Unsecured Notes, Net	492,341	640,227
Unsecured Credit Facility	306,000	149,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	76,391	77,379
Deferred Leasing Intangibles, Net	14,355	14,442
Rents Received in Advance and Security Deposits	22,744	23,095
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $415	—	690

Total Liabilities	1,490,682	1,489,121

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding) with a liquidation preference of $275,000	266,211	266,211
General Partner Units (88,912,253 and 86,807,402 units issued and outstanding)	741,989	737,914
Limited Partners’ Units (4,956,376 and 5,237,367 units issued and outstanding)	86,732	90,246
Accumulated Other Comprehensive Loss	(8,652)	(12,379)

Total Partners’ Capital	1,086,280	1,081,992

Total Liabilities and Partners’ Capital	$2,576,962	$2,571,113

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited) (In thousands except per unit data)
Revenues:
Rental Income	$56,405	$53,813	$111,511	$107,141
Tenant Recoveries and Other Income	17,157	16,587	34,508	34,227

Total Revenues	73,562	70,400	146,019	141,368

Expenses:
Property Expenses	24,203	23,960	48,800	50,035
General and Administrative	5,916	4,747	11,475	10,005
Restructuring Costs	—	393	—	1,553
Impairment of Real Estate	—	(5,335)	7	(6,999)
Depreciation and Other Amortization	26,898	25,310	55,374	49,558

Total Expenses	57,017	49,075	115,656	104,152

Other Income (Expense):
Interest Income	697	908	1,643	1,898
Interest Expense	(19,695)	(24,534)	(40,904)	(50,333)
Amortization of Deferred Financing Costs	(799)	(1,034)	(1,622)	(2,085)
Mark-to-Market Loss on Interest Rate Protection Agreements	(429)	(232)	(305)	(188)
Loss from Retirement of Debt	(6,223)	(3,233)	(6,222)	(4,099)

Total Other Income (Expense)	(26,449)	(28,125)	(47,410)	(54,807)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Provision	(9,904)	(6,800)	(17,047)	(17,591)
Equity in Income of Other Real Estate Partnerships	2,468	2,852	3,566	7,707
Equity in Income of Joint Ventures	37	99	128	135
Gain on Change in Control of Interests	—	689	776	689
Income Tax Provision	(5,354)	(162)	(5,263)	(86)

Loss from Continuing Operations	(12,753)	(3,322)	(17,840)	(9,146)
Discontinued Operations:
Income Attributable to Discontinued Operations	994	1,229	986	417
Gain on Sale of Real Estate	1,415	3,537	7,614	6,279
Provision for Income Taxes Allocable to Discontinued Operations	—	(1,532)	—	(2,039)

Income from Discontinued Operations	2,409	3,234	8,600	4,657
Net Loss	(10,344)	(88)	(9,240)	(4,489)
Less: Preferred Unit Distributions	(4,798)	(4,947)	(9,560)	(9,874)

Net Loss Available to Unitholders and Participating Securities	$(15,142)	$(5,035)	$(18,800)	$(14,363)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.19)	$(0.10)	$(0.30)	$(0.24)

Income from Discontinued Operations Available to Unitholders	$0.03	$0.04	$0.09	$0.06

Net Loss Available to Unitholders and Participating Securities	$(0.16)	$(0.06)	$(0.20)	$(0.18)

Weighted Average Units Outstanding	93,106	85,029	92,458	80,540

Net Loss Available to Unitholders Attributable to:
General Partners	$(14,304)	$(4,745)	$(17,755)	$(13,420)
Limited Partners	(838)	(290)	(1,045)	(943)

Net Loss Available to Unitholders and Participating Securities	$(15,142)	$(5,035)	$(18,800)	$(14,363)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited)
	(In thousands)
Net Loss	$(10,344)	$(88)	$(9,240)	$(4,489)
Amortization of Interest Rate Protection Agreements	571	546	1,111	1,102
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	2,599	2,348	2,619	2,348
Foreign Currency Translation Adjustment, Net of Income Tax Provision	(31)	(557)	(3)	(432)

Comprehensive (Loss) Income	$(7,205)	$2,249	$(5,513)	$(1,471)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2011	$266,211	$737,914	$90,246	$(12,379)	$1,081,992
Issuance of General Partner Units, Net of Issuance Costs	—	17,818	—	—	17,818
Stock Based Compensation Activity	—	1,543	—	—	1,543
Conversion of Limited Partner Units to General Partner Units	—	2,469	(2,469)	—	—
Preferred Unit Distributions	(9,560)	—	—	—	(9,560)
Net Income (Loss)	9,560	(17,755)	(1,045)	—	(9,240)
Other Comprehensive Income	—	—	—	3,727	3,727

Balance as of June 30, 2012	$266,211	$741,989	$86,732	$(8,652)	$1,086,280

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,240)	$(4,489)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	45,445	39,201
Amortization of Deferred Financing Costs	1,622	2,085
Other Amortization	14,704	15,891
Impairment of Real Estate, Net	1,101	(3,942)
Provision for Bad Debt	550	563
Equity in Income of Joint Ventures	(128)	(135)
Distributions from Joint Ventures	27	161
Gain on Sale of Real Estate	(7,614)	(6,279)
Gain on Change in Control of Interests	(776)	(689)
Loss from Retirement of Debt	6,222	4,099
Prepayment Penalties and Fees Associated with Retirement of Debt	(440)	(1,194)
Mark-to-Market Loss on Interest Rate Protection Agreements	305	188
Equity in Income of Other Real Estate Partnerships	(3,566)	(7,707)
Distributions from Investment in Other Real Estate Partnerships	3,566	7,707
Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	3,223	714
Increase in Deferred Rent Receivable	(1,704)	(3,971)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	1,571	(9,862)
Decrease in Restricted Cash	—	101
Payments of Premiums and Discounts Associated with Senior Unsecured Notes	(2,847)	(27)

Net Cash Provided by Operating Activities	52,021	32,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(83,626)	(35,969)
Net Proceeds from Sales of Investments in Real Estate	22,002	24,655
Investments in and Advances to Other Real Estate Partnerships	(7,970)	(58,704)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	8,047	108,018
Contributions to and Investments in Joint Ventures	(184)	(16)
Distributions from Joint Ventures	—	108
Repayment of Notes Receivable	8,306	10,049
Decrease in Lender Escrows	—	88

Net Cash (Used In) Provided by Investing Activities	(53,425)	48,229

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(287)	(1,701)
Unit Contributions	18,063	202,845
Preferred Unit Distributions	(9,525)	(9,874)
Repurchase and Retirement of Restricted Units	(855)	(1,001)
Payments on Interest Rate Swap Agreement	(572)	(292)
Proceeds from Origination on Mortgage Loans Payable	—	132,463
Repayments on Mortgage and Other Loans Payable	(17,432)	(60,148)
Repayments on Senior Unsecured Notes	(148,310)	(56,419)
Proceeds from Unsecured Credit Facility	241,000	101,500
Repayments on Unsecured Credit Facility	(84,000)	(378,553)

Net Cash Used in Financing Activities	(1,918)	(71,180)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	36
Net (Decrease) Increase in Cash and Cash Equivalents	(3,322)	9,464
Cash and Cash Equivalents, Beginning of Period	7,624	22,484

Cash and Cash Equivalents, End of Period	$4,301	$31,984

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except Unit and per Unit data)

1. Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 94.7% common ownership interest at June 30, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at June 30, 2012. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 5.3% interest in the Operating Partnership at June 30, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the term “Operating Partnership” refers to First Industrial, L.P. and the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

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

As of June 30, 2012, we owned 667 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 58.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2012, the Other Real Estate Partnerships owned 67 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2011 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2011 audited financial statements included in our 2011 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2012 and December 31, 2011, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2012 and 2011. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2012 and December 31, 2011, and the results of our operations and comprehensive income for each of the three and six months ended June 30, 2012 and 2011, and our cash flows for each of the six months ended June 30, 2012 and 2011, and all adjustments are of a normal recurring nature.

Investment in Real Estate and Depreciation

The results of operations for the three and six months ended June 30, 2012 includes $227 and $1,286, respectively, which should have been recorded as depreciation and amortization expense during previous periods. Management evaluated these depreciation and amortization expense adjustments and believes they are not material to the results of the current periods or projected annual results or any previous annual or quarterly period.

IRS Tax Refund

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagrees with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. We have reached a preliminary written agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13,700, which equates to approximately $4,800 of taxes owed. We must also pay accrued interest which approximates $500 as of June 30, 2012. During the three months ended June 30, 2012, the Operating Partnership recorded a charge of $5,300 related to the preliminary agreed-upon adjustment which is reflected as a component of income tax expense.

The settlement amount is subject to final review and approval by the Joint Committee on Taxation. There can be no assurance that the settlement amount will be approved at the level we currently anticipate, nor can we provide an estimate of the timing of the final approval.

In addition, we are currently in discussions with the regional office of the IRS to determine the timing of the impact of the proposed tax settlement on the tax liability of the limited partners of the Operating Partnership and the stockholders of the Company.

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

3. Investment in Real Estate

Acquisitions

During the six months ended June 30, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 5) and several land parcels.

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

The purchase price of the land parcels was approximately $39,983, excluding costs incurred in conjunction with the acquisition of the land parcels.

During the six months ended June 30, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA in connection with the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture.

The gross agreed-upon fair value for the industrial property was $30,625, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, whose carrying value approximated fair market value, in the amount of $24,417 and a cash payment of $5,277 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain of approximately $689 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

Intangible Assets (Liabilities) Subject to Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, tenant relationships, above market leases and below market leases recorded due to the real estate property acquired during the six months ended June 30, 2012 and 2011, which is recorded as deferred leasing intangibles, is as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In-Place Leases	$1,750	$2,511
Tenant Relationships	$1,012	$1,553
Above Market Leases	$—	$2,883
Below Market Leases	$(102)	$—

The weighted average life in months of in-place leases, tenant relationships, above market leases and below market leases recorded at the time of acquisition as a result of the real estate property acquired during the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In-Place Leases	118	56
Tenant Relationships	178	116
Above Market Leases	N/A	56
Below Market Leases	118	N/A

Sales and Discontinued Operations

During the six months ended June 30, 2012, we sold six industrial properties comprising approximately 0.8 million square feet of GLA. Gross proceeds from the sales of the six industrial properties were approximately $22,677. The gain on sale of real estate was approximately $7,614, all of which is shown in discontinued operations. The six sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the six industrial properties sold are included in discontinued operations.

At June 30, 2012, we had 15 industrial properties comprising approximately 3.1 million square feet of GLA and one land parcel held for sale. The results of operations of the 15 industrial properties held for sale at June 30, 2012 are included in discontinued operations. There can be no assurance that such industrial properties or land parcel held for sale will be sold.

Income from discontinued operations for the six months ended June 30, 2011 reflects the results of operations of the six industrial properties that were sold during the six months ended June 30, 2012, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of the 15 industrial properties identified as held for sale at June 30, 2012 and the gain on sale of real estate relating to 16 industrial properties that were sold during the six months ended June 30, 2011.

The following table discloses certain information regarding the industrial properties included in discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Total Revenues	$1,888	$3,855	$4,213	$8,821
Property Expenses	(722)	(1,507)	(1,687)	(3,644)
Impairment of Real Estate	—	(564)	(1,094)	(3,057)
Depreciation and Amortization	(172)	(555)	(446)	(1,640)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest Expense	—	—	—	(63)
Gain on Sale of Real Estate	1,415	3,537	7,614	6,279
Provision for Income Taxes	—	(1,532)	—	(2,039)

Income from Discontinued Operations	$2,409	$3,234	$8,600	$4,657

At June 30, 2012 and December 31, 2011, we had notes receivable outstanding of approximately $47,228 and $55,502, net of a discount of $287 and $319, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At June 30, 2012 and December 31, 2011, the fair value of the notes receivable was $52,024 and $58,734, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.

Impairment Charges

Fifteen industrial properties comprising approximately 3.1 million square feet of GLA and one land parcel comprising approximately 55.9 acres were classified as held for sale as of June 30, 2012. The net impairment charges for assets that qualify to be classified as held for sale at June 30, 2012 were calculated as the difference of the carrying value of the properties and land parcel over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Catch-up depreciation and amortization has been recorded during the three and six months ended June 30, 2012, if applicable, for certain assets that are no longer classified as held for sale. The net impairment charges recorded during the six months ended June 30, 2012 are due to updated fair market values for certain industrial properties whose estimated fair market values have changed since December 31, 2011 and are either classified as held for sale at June 30, 2012 or were classified as held for sale at December 31, 2011, but no longer qualify to be classified as held for sale at June 30, 2012.

During the three and six months ended June 30, 2012 and 2011, we recorded the following net non-cash impairment charges:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Operating Properties — Held for Sale and Sold Assets	$—	$564	$1,094	$3,057

Impairment — Discontinued Operations	$—	$564	$1,094	$3,057

Land Parcels — Held for Sale and Sold Assets	$—	$(5,879)	$—	$(5,879)
Operating Properties — Held for Use	—	544	7	(1,120)

Impairment — Continuing Operations	$—	$(5,335)	$7	$(6,999)

Total Net Impairment	$—	$(4,771)	$1,101	$(3,942)

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

The following tables present information about our assets that were measured at fair value on a non-recurring basis during the six months ended June 30, 2012 and 2011. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non- Recurring Basis Using:
Description	Six Months Ended June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale*	$24,069	—	—	$24,069	$(1,194)

		Fair Value Measurements on a Non- Recurring Basis Using:
Description	Six Months Ended June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale**	$31,405	—	—	$31,405	$(3,903)
Long-lived Assets Held and Used**	$80,983	—	—	$80,983	(2,498)

					$(6,401)

*	Excludes industrial properties for which an impairment reversal of $93 was recorded during the six months ended June 30, 2012, since the related assets are recorded at carrying value, which is lower than estimated fair value at June 30, 2012.
**	Excludes industrial properties and land parcels for which an impairment reversal of $10,343 was recorded during the six months ended June 30, 2011, since the related assets are recorded at carrying value, which is lower than estimated fair value at June 30, 2011.

The following table presents quantitative information about the Level 3 fair value measurements at June 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs		Range
Five Industrial Properties comprising approximately 1.8 million square feet of GLA	$24,069	3rd Party Pricing	(A	)	N/A

(A)	The fair value for the properties is based upon the value of a third party purchase contract, which is subject to our corroboration for reasonableness.

4. Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS
Assets:
Net Investment in Real Estate	$262,589	$249,984
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $389 and $4,970	1,093	12,804
Note Receivable	145,362	131,908
Other Assets, Net	38,987	41,605

Total Assets	$448,031	$436,301

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$105,127	$105,968
Other Liabilities, Net	7,753	8,577
Partners’ Capital	335,151	321,756

Total Liabilities and Partners’ Capital	$448,031	$436,301

Condensed Combined Statements of Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Total Revenues	$10,258	$10,005	$20,294	$20,285
Property Expenses	(2,913)	(2,915)	(5,910)	(6,119)
Impairment of Real Estate	—	—	172	881
Depreciation and Other Amortization	(3,350)	(2,972)	(7,635)	(6,011)
Interest Income	2,243	3,111	4,386	6,688
Interest Expense	(1,477)	(1,212)	(2,961)	(2,152)
Amortization of Deferred Financing Costs	(51)	(43)	(103)	(77)
Loss from Retirement of Debt	—	—	—	(160)

Income from Continuing Operations	4,710	5,974	8,243	13,335
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	65	25	(199)	73
(Loss) Gain on Sale of Real Estate	(29)	—	(29)	1,062

Income (Loss) from Discontinued Operations	36	25	(228)	1,135
Net Income	$4,746	$5,999	$8,015	$14,470

5. Investments in Joint Ventures

We acquired the 85% equity interest in one property on February 13, 2012 and the 85% equity interest in another property on May 26, 2011, in each case from the institutional investor in the 2003 Net Lease Joint Venture (See Note 3).

At June 30, 2012, the 2003 Net Lease Joint Venture owned six industrial properties comprising approximately 3.1 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of June 30, 2012, our investment in the 2003 Net Lease Joint Venture is $1,258. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of June 30, 2012, the 2007 Europe Joint Venture did not own any properties.

At June 30, 2012 and December 31, 2011, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $22 and $137, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three and six months ended June 30, 2012, we recognized fees of $68 and $144, respectively, from our Joint Ventures (and/or our former Joint Venture partners). During the three and six months ended June 30, 2011, we recognized fees of $277 and $587, respectively, from our Joint Ventures (and/or our former Joint Venture partners).

6. Indebtedness

The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2012	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2012	December 31, 2011
Mortgage and Other Loans Payable, Net	$578,851	$584,288	4.45% – 9.25%	4.45% – 9.25%	January 2013- October 2021
Unamortized Premiums	(274)	(305)

Mortgage and Other Loans Payable, Gross	$578,577	$583,983

	Outstanding Balance at		Interest Rate at June 30, 2012	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2012	December 31, 2011
Senior Unsecured Notes, Net
2016 Notes	$159,483	$159,455	5.750%	5.91%	01/15/16
2017 Notes	59,603	59,600	7.500%	7.52%	12/01/17
2027 Notes	6,066	6,065	7.150%	7.11%	05/15/27
2028 Notes	68,976	124,894	7.600%	8.13%	07/15/28
2012 Notes	—	61,817	6.875%	6.85%	04/15/12
2032 Notes	12,489	34,683	7.750%	7.87%	04/15/32
2014 Notes	78,994	86,997	6.420%	6.54%	06/01/14
2017 II Notes	106,730	106,716	5.950%	6.37%	05/15/17

Subtotal	$492,341	$640,227
Unamortized Discounts	3,327	4,625

Senior Unsecured Notes, Gross	$495,668	$644,852

Unsecured Credit Facility	$306,000	$149,000	2.191%	2.191%	12/12/14

As of June 30, 2012, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $765,195 and one letter of credit in the amount of $537. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage and other loans payable as of June 30, 2012.

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61,829.

On January 20, 2012, we repurchased and retired a portion of our 2028 Notes prior to maturity as reflected in the table below. In connection with this repurchase prior to maturity, we recognized $1 as gain on retirement of debt for the six months ended June 30, 2012, which is the difference between the repurchase price of $406 and the principal amount retired of $430, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchases of $0, $3 and $20, respectively.

On March 29, 2012, we announced a cash tender offer to purchase up to an aggregate of $100,000 of our 2014 Notes, 2027 Notes, 2028 Notes and 2032 Notes. The tender offer expired on April 25, 2012. During the tender offer, we repurchased and retired certain of our senior unsecured debt prior to its maturity as reflected in the table below. In connection with these repurchases prior to maturity, we recognized $6,223 as loss from retirement of debt for the six months ended June 30, 2012, which is the difference between the repurchase price of $88,922 and the principal amount retired of $86,925, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $578, $609, $2,599 and $440, respectively.

During the six months ended June 30, 2012, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
Senior Unsecured Notes Repurchases
2014 Notes	$9,000	$9,439
2028 Notes	55,955	57,041
2032 Notes	22,400	22,848

	$87,355	$89,328

The following is a schedule of the stated maturities and scheduled principal payments as of June 30, 2012 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2012	$5,577
2013	11,362
2014	451,160
2015	51,510
2016	287,172
Thereafter	573,464

Total	$1,380,245

Our unsecured credit facility (as amended, the “Unsecured Credit Facility”) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants as of June 30, 2012. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

Fair Value

At June 30, 2012 and December 31, 2011, the fair values of our indebtedness were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, Net	$578,851	$631,036	$584,288	$630,400
Senior Unsecured Notes, Net	492,341	512,406	640,227	630,622
Unsecured Credit Facility	306,000	306,000	149,000	149,000

Total	$1,377,192	$1,449,442	$1,373,515	$1,410,022

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

7. Partners’ Capital

Unit Contributions

On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the six months ended June 30, 2012, the Company issued 1,532,598 shares of the Company’s common stock under the ATM at a weighted average sale price of $12.03 resulting in net proceeds to the Company of approximately $18,063, net of $369 paid to the sales agent. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the six months ended June 30, 2012 and 2011, the Company awarded 365,137 and 292,339 shares, respectively, of restricted common stock to certain employees. We issued Units to the Company in the same amounts. The restricted common stock had a fair value of approximately $4,327 and $3,248, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,299 and $1,081 for the three months ended June 30, 2012 and 2011, respectively, and $2,398 and $1,726 for the six months ended June 30, 2012 and 2011, respectively, in compensation expense related to restricted stock/unit awards. At June 30, 2012, we have $6,890 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.97 years.

Distributions

The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the second quarter of 2012, the new coupon rate was 5.705%. See Note 10 for additional derivative information related to the Series F Preferred Units coupon rate reset.

The following table summarizes distributions accrued during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Distribution per Unit	Total Distribution
Series F Preferred Units	$2,810.89	$1,405
Series G Preferred Units	$3,618.00	$905
Series J Preferred Units	$9,062.60	$5,438
Series K Preferred Units	$9,062.60	$1,812

8. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred units	$4,798	$452

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(2,469)	$(833)
General partnership units	2,469	833

	$—	$—

Write-off of fully depreciated assets	$(23,135)	$(21,150)

Mortgage loan payable assumed in conjunction with a property acquisition	$(12,026)	$(24,417)

Notes receivable issued in conjunction with certain property sales	$—	$1,029

9. Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Numerator:
Loss from Continuing Operations	$(12,753)	$(3,322)	$(17,840)	$(9,146)
Preferred Unit Distributions	(4,798)	(4,947)	(9,560)	(9,874)

Loss from Continuing Operations Available to Unitholders	$(17,551)	$(8,269)	$(27,400)	$(19,020)

Income from Discontinued Operations Available to Unitholders	$2,409	$3,234	$8,600	$4,657

Net Loss Available to Unitholders	$(15,142)	$(5,035)	$(18,800)	$(14,363)

Denominator:
Weighted Average Units — Basic and Diluted	93,106,227	85,028,883	92,458,387	80,540,253

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.19)	$(0.10)	$(0.30)	$(0.24)

Income from Discontinued Operations Available to Unitholders	$0.03	$0.04	$0.09	$0.06

Net Loss Available to Unitholders	$(0.16)	$(0.06)	$(0.20)	$(0.18)

Participating securities include Units that correspond to the Company’s 750,051 and 694,708 unvested restricted stock awards outstanding at June 30, 2012 and 2011, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Participating security holders are not obligated to share in losses, therefore, none of the net loss was allocated to participating securities for the three and six months ended June 30, 2012 and 2011.

The number of weighted average units—diluted is the same as the number of weighted average units — basic for the three and six months ended June 30, 2012 and 2011, as the effect of Units corresponding to the Company’s stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Operating Partnership) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At June 30, 2012	Number of Awards Outstanding At June 30, 2011
Non-Participating Securities:
Restricted Stock Unit Awards	713,550	923,700
Options	—	31,901

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

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the second quarter of 2012, the new coupon rate was 5.705% (see Note 7). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the “Series F Agreement”). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. For the three and six months ended June 30, 2012, losses of $429 and $305, respectively, are recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. For the three and six months ended June 30, 2011, losses of $232 and $188, respectively, are recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark to market gains or losses and for the three and six months ended June 30, 2012, totaled $247 and $539, respectively, and for the three and six months ended June 30, 2011, totaled $89 and $188, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,369 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of June 30, 2012	Fair Value As of December 31, 2011
Derivatives not designated as hedging instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(1,433)	$(1,667)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of June 30, 2012 and December 31, 2011, the outstanding payable was $247 and $280, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and six months ended June 30, 2012 and 2011:

		Three Months Ended		Six Months Ended
Interest Rate Products	Location on Statement	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Amortization Reclassified from OCI into Income	Interest Expense	$(571)	$(546)	$(1,111)	$(1,102)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at June 30, 2012	$(1,433)	—	—	$(1,433)
Series F Agreement at December 31, 2011	$(1,667)	—	—	$(1,667)

The following table presents the quantitative information about the Level 3 fair value measurements at June 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range
Series F Agreement	$(1,433)	Discounted Cash Flow	Long Dated Treasuries (A)	2.72% – 2.88%

			Own Credit Risk (B)	1.55% – 2.78%

(A)	Represents the forward 30 year Treasury CMT Rate.
(B)	Represents credit default swap spread curve used in the valuation analysis.

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

The following table presents a reconciliation of our liabilities classified as Level 3 at June 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending liability balance at December 31, 2011	$(1,667)
Mark-to-Market of the Series F Agreement	234

Ending liability balance at June 30, 2012	$(1,433)

11. Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

12. Subsequent Events

From July 1, 2012 to August 3, 2012, we sold two industrial properties for approximately $4,680. There were no industrial properties acquired during this period.

On July 3, 2012, the Operating Partnership entered into a loan commitment with a life insurance company lender for mortgage loans, aggregating to $97,561. The closings of the mortgage loans are subject to lender due diligence and documentation and there can be no assurance that the mortgage loans will close or, if closed, will generate the anticipated proceeds. The mortgage loans are expected to be cross-collateralized by 30 industrial properties, have a term of 10 years and bear interest at 4.03%.

On July 3, 2012, the Other Real Estate Partnerships entered into a loan commitment with a major life insurance company lender for a mortgage loan of $3,038. The closing of the mortgage loan is subject to lender due diligence and documentation and there can be no assurance that the mortgage loan will close or, if closed, will generate the anticipated proceeds. The mortgage loan is expected to be collateralized by one industrial property, have a term of 10 years and bear interest at 4.03%.

In 2009, we originated a mortgage loan receivable with a purchaser of one of our industrial properties. Subsequent to June 30, 2012, we were notified that the sole tenant in the industrial property that serves as collateral for the mortgage loan receivable filed for Chapter 7 bankruptcy. As of the date of this filing, the mortgagor is current on its loan payments. As of June 30, 2012, the mortgage loan receivable had an outstanding principal balance of $7,725, offset by an unamortized discount of $287, resulting in a carrying value of $7,438.

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

GENERAL

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 94.7% ownership interest at June 30, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275 million. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, an approximate 5.3% interest in the Operating Partnership at June 30, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein.

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

As of June 30, 2012, we owned 667 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 58.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2012, the Other Real Estate Partnerships owned 67 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

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

311 S. Wacker Drive, Suite 3900

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Our net loss available to unitholders was $18.8 million and $14.4 million for the six months ended June 30, 2012 and 2011, respectively. Basic and diluted net loss available to unitholders was $0.20 per Unit and $0.18 per Unit for the six months ended June 30, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through June 30, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through June 30, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the six months ended June 30, 2012 and 2011, the average occupancy rates of our same store properties were 86.0% and 84.7%, respectively.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$144,518	$142,806	$1,712	1.2%
Acquired Properties	2,038	210	1,828	870.5%
Sold Properties	385	4,388	(4,003)	(91.2)%
(Re) Developments and Land, Not Included Above	513	291	222	76.3%
Other	2,778	2,494	284	11.4%

	$150,232	$150,189	$43	0.0%
Discontinued Operations	(4,213)	(8,821)	4,608	(52.2)%

Total Revenues	$146,019	$141,368	$4,651	3.3%

Revenues from same store properties increased $1.7 million primarily due to an increase in occupancy and an increase in termination and restoration fees. Revenues from acquired properties increased $1.8 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $4.0 million due to the 40 industrial properties sold subsequent to December 31, 2010 totaling approximately 3.6 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues remained relatively unchanged.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$44,290	$45,933	$(1,643)	(3.6)%
Acquired Properties	399	43	356	827.9%
Sold Properties	20	1,963	(1,943)	(99.0)%
(Re) Developments and Land, Not Included Above	519	397	122	30.7%
Other	5,259	5,343	(84)	(1.6)%

	$50,487	$53,679	$(3,192)	(5.9)%
Discontinued Operations	(1,687)	(3,644)	1,957	(53.7)%

Total Property Expenses	$48,800	$50,035	$(1,235)	(2.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.6 million due primarily to a decrease in repairs and maintenance expense resulting from lower snow removal costs incurred due to the mild 2012 winter. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $1.9 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and land increased by $0.1 million due to an increase in real estate tax expense. Other expenses remained relatively unchanged.

General and administrative expense increased $1.5 million, or 14.7%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due primarily to an increase in incentive compensation expense, professional fees and an increase in franchise tax expense due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years during the six months ended June 30, 2011.

For the six months ended June 30, 2011, we incurred $1.6 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.2 million) and other costs ($0.4 million) associated with implementing our restructuring plan

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the six months ended June 30, 2012 and 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment included in continuing operations for the six months ended June 30, 2012 and 2011 of $0.01 million and $7.0 million, respectively, is primarily comprised of impairment relating to certain industrial properties and/or land parcels that no longer qualify for held for sale classification.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$53,555	$48,787	$4,768	9.8%
Acquired Properties	1,275	305	970	318.0%
Sold Properties	81	1,053	(972)	(92.3)%
(Re) Developments and Land, Not Included Above	331	296	35	11.8%
Corporate Furniture, Fixtures and Equipment	578	757	(179)	(23.6)%

	$55,820	$51,198	$4,622	9.0%
Discontinued Operations	(446)	(1,640)	1,194	(72.8)%

Total Depreciation and Other Amortization	$55,374	$49,558	$5,816	11.7%

Depreciation and other amortization for same store properties increased $4.8 million primarily due to depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale in 2012. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Corporate furniture, fixtures and equipment depreciation expense decreased $0.2 million due to assets becoming fully depreciated.

Interest income decreased $0.3 million, or 13.4%, primarily due to a decrease in the weighted average mortgage loans interest rate for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Interest expense, inclusive of $0 and $0.1 million of interest expense included in discontinued operations, for the six months ended June 30, 2012 and 2011, respectively, decreased $9.5 million or 18.8%, primarily due to a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2012 ($1,379.8 million) as compared to the six months ended June 30, 2011 ($1,604.5 million), an increase in capitalized interest for the six months ended June 30, 2012 due to an increase in development activities and a decrease in the weighted average interest rate for the six months ended June 30, 2012 (6.03%), as compared to the six months ended June 30, 2011 (6.33%).

Amortization of deferred financing costs decreased $0.5 million, or 22.2%, due primarily to the write off of financing costs related to the repurchase and retirement of certain of our senior unsecured notes, the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011, and the early retirement of certain mortgage loans, partially offset by the costs associated with the origination of mortgage financings during 2011.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury (“CMT”) rate at 5.2175%. We recorded $0.3 million in mark to market loss, inclusive of $0.5 million in swap payments, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the six months ended June 30, 2012, as compared to $0.2 million in mark to market loss, inclusive of $0.2 million in swap payments, for the six months ended June 30, 2011.

For the six months ended June 30, 2012, we recognized a net loss from retirement of debt of $6.2 million due to the partial repurchase of a certain series of our senior unsecured notes. For the six months ended June 30, 2011, we recognized a net loss from retirement of debt of $4.1 million due to the early payoff of certain mortgage loans and the partial repurchase of certain series of our senior unsecured notes.

Equity in Income of Other Real Estate Partnerships decreased $4.1 million, or 53.7%, primarily due to an increase in depreciation expense taken during the six months ended June 30, 2012 for properties that were classified as held for sale in 2011 but no longer classify as held for sale in 2012, an increase in impairment charges recorded on properties during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 and a decrease in gain on sale of real estate for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Equity in Income of Joint Ventures remained relatively unchanged.

For both the six months ended June 30, 2012 and six months ended June 30, 2011, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property in each of those periods from the institutional investor in the 2003 Net Lease Joint Venture. For the six months ended June 30, 2012 and 2011, we recognized $0.8 million gain and $0.7 million gain, respectively, which is the difference between our carrying value and fair value of our equity interest in each of the properties on the respective acquisition date.

Income tax provision increased $3.1 million, or 147.7%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due primarily to a one time IRS audit adjustment on the 2009 liquidation of a former taxable REIT subsidiary, partially offset by a decrease in taxes related to the gain on sale of real estate in the new taxable REIT subsidiaries for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	($ in 000’s)
Total Revenues	$4,213	$8,821
Property Expenses	(1,687)	(3,644)
Impairment of Real Estate	(1,094)	(3,057)
Depreciation and Amortization	(446)	(1,640)
Interest Expense	—	(63)
Gain on Sale of Real Estate	7,614	6,279
Provision for Income Taxes	—	(2,039)

Income from Discontinued Operations	$8,600	$4,657

Income from discontinued operations for the six months ended June 30, 2012 reflects the results of operations and gain on sale of real estate relating to six industrial properties that were sold during the six months ended June 30, 2012 and the results of operations of 15 industrial properties that were identified as held for sale at June 30, 2012. The impairment loss for the six months ended June 30, 2012 of $1.1 million relates to an impairment charge related to certain industrial properties that were classified as held for sale at June 30, 2012.

Income from discontinued operations for the six months ended June 30, 2011 reflects the gain on sale of real estate relating to 16 industrial properties that were sold during the three months ended June 30, 2011, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of six industrial properties that were sold during the six months ended June 30, 2012 and the results of operations of the 15 industrial properties identified as held for sale at June 30, 2012. The impairment loss for the six months ended June 30, 2011 of $3.1 million relates to an impairment charge related to certain industrial properties that were either sold or classified as held for sale at June 30, 2012.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Our net loss available to unitholders was $15.1 million and $5.0 million for the three months ended June 30, 2012 and 2011, respectively. Basic and diluted net loss available to unitholders was $0.16 per Unit and $0.06 per Unit for the three months ended June 30, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through June 30, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through June 30, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended June 30, 2012 and 2011, the average occupancy rates of our same store properties were 86.5% and 85.3%, respectively.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$72,588	$71,206	$1,382	1.9%
Acquired Properties	1,169	210	959	456.7%
Sold Properties	(35)	1,621	(1,656)	(102.2)%
(Re) Developments and Land, Not Included Above	220	164	56	34.1%
Other	1,508	1,054	454	43.1%

	$75,450	$74,255	$1,195	1.6%
Discontinued Operations	(1,888)	(3,855)	1,967	(51.0)%

Total Revenues	$73,562	$70,400	$3,162	4.5%

Revenues from same store properties increased $1.4 million due to an increase in occupancy and an increase in termination and restoration fees. Revenues from acquired properties increased $1.0 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $1.7 million due to the 40 industrial properties sold subsequent to December 31, 2010 totaling approximately 3.6 million square feet of GLA. Revenues from (re)developments and land remained relatively unchanged. Other revenues remained relatively unchanged.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$21,794	$21,465	$329	1.5%
Acquired Properties	244	43	201	467.4%
Sold Properties	(93)	832	(925)	(111.2)%
(Re) Developments and Land, Not Included Above	281	143	138	96.5%
Other	2,699	2,984	(285)	(9.6)%

	$24,925	$25,467	$(542)	(2.1)%
Discontinued Operations	(722)	(1,507)	785	(52.1)%

Total Property Expenses	$24,203	$23,960	$243	1.0%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and land increased $0.1 million due to an increase in real estate tax expense. Other expenses remained relatively unchanged.

General and administrative expense increased $1.2 million, or 24.6%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due primarily to an increase in incentive compensation expense, professional fees and an increase in franchise tax expense related to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years during the three months ended June 30, 2011.

For the three months ended June 30, 2011, we incurred $0.4 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($0.2 million) and other costs ($0.2 million) associated with implementing our restructuring plan.

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the three months ended June 30, 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment reversal included in continuing operations for the three months ended June 30, 2011 of $5.3 million is primarily comprised of a reversal of impairment relating to certain industrial properties and a land parcel that no longer qualify for held for sale classification.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,951	$24,837	$1,114	4.5%
Acquired Properties	664	305	359	117.7%
Sold Properties	1	235	(234)	(99.6)%
(Re) Developments and Land, Not Included Above	176	136	40	29.4%
Corporate Furniture, Fixtures and Equipment	278	352	(74)	(21.0)%

	$27,070	$25,865	$1,205	4.7%
Discontinued Operations	(172)	(555)	383	(69.0)%

Total Depreciation and Other Amortization	$26,898	$25,310	$1,588	6.3%

Depreciation and other amortization for same store properties increased $1.1 million primarily due to depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale in 2012. Depreciation and other amortization from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $0.2 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.

Interest income decreased $0.2 million, or 23.2%, primarily due to a decrease in the weighted average mortgage loans interest rate for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Interest expense for the three months ended June 30, 2012 and 2011, respectively, decreased $4.8 million, or 19.7%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2012 ($1,362.8 million) as compared to the three months ended June 30, 2011 ($1,550.5 million), an increase in capitalized interest for the three months ended June 30, 2012 due to an increase in development activities and a decrease in the weighted average interest rate for the three months ended June 30, 2012 (5.84%), as compared to the three months ended June 30, 2011 (6.35%).

Amortization of deferred financing costs decreased $0.2 million, or 22.7%, due primarily to the write off of financing costs related to the repurchase and retirement of certain of our senior unsecured notes, the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011, and the early retirement of certain mortgage loans, partially offset by the costs associated with the origination of mortgage financings during 2011.

We recorded $0.4 million in mark to market loss, inclusive of $0.2 million in swap payments, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the three months ended June 30, 2012, as compared to $0.2 million in mark to market loss, inclusive of $0.1 million in swap payments, for the three months ended June 30, 2011.

For the three months ended June 30, 2012, we recognized a net loss from retirement of debt of $6.2 million due to the partial repurchase of a certain series of our senior unsecured notes. For the three months ended June 30, 2011, we recognized a net loss from retirement of debt of $3.2 million due to the early payoff of certain mortgage loans and the partial repurchase of certain series of our senior unsecured notes.

Equity in Income of Other Real Estate Partnerships decreased $0.4 million, or 13.5%, primarily due to an increase in depreciation expense taken during the three months ended June 30, 2012 for properties that were classified as held for sale in 2011 but no longer classify as held for sale in 2012.

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

Income tax provision increased $3.7 million, or 216.1%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due primarily to a one time IRS audit adjustment on the 2009 liquidation of a former taxable REIT subsidiary, partially offset by a decrease in taxes related to the gain on sale of real estate in the new taxable REIT subsidiaries for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
	($ in 000’s)
Total Revenues	$1,888	$3,855
Property Expenses	(722)	(1,507)
Impairment of Real Estate	—	(564)
Depreciation and Amortization	(172)	(555)
Interest Expense	—	—
Gain on Sale of Real Estate	1,415	3,537
Provision for Income Taxes	—	(1,532)

Income from Discontinued Operations	$2,409	$3,234

Income from discontinued operations for the three months ended June 30, 2012 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended June 30, 2012 and the results of operations of 15 industrial properties that were identified as held for sale at June 30, 2012.

Income from discontinued operations for the three months ended June 30, 2011 reflects the gain on sale of real estate relating to four industrial properties that were sold during the three months ended June 30, 2011, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of six industrial properties that were sold during the six months ended June 30, 2012 and the results of operations of the 15 industrial properties identified as held for sale at June 30, 2012. The impairment loss for the three months ended June 30, 2011 of $0.6 million relates to an impairment charge related to certain industrial properties that were either sold or classified as held for sale at June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, our cash and cash equivalents was approximately $4.3 million. We also had $143.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We considered our short-term (through June 30, 2013) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (after June 30, 2013) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.

We also financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2012, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.191%. As of August 3, 2012, we had approximately $123.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2012, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2012.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB-/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Six Months Ended June 30, 2012

Net cash provided by operating activities of approximately $52.0 million for the six months ended June 30, 2012 was comprised primarily of the non-cash adjustments of approximately $59.6 million and the net change in operating assets and liabilities of $4.8 million, offset by a net loss of approximately $9.2 million, prepayment penalties and fees associated with retirement of debt of approximately $0.4 million and payments of premiums and discounts associated with senior unsecured notes of $2.8 million. The adjustments for the non-cash items of approximately $59.6 million are primarily comprised of depreciation and amortization of approximately $61.7 million, the loss from retirement of debt of approximately $6.2 million, the impairment of real estate of $1.1 million, the provision for bad debt of approximately $0.5 million, the mark to market loss related to the Series F Agreement of approximately $0.3 million, offset by the gain on sale of real estate of approximately $7.6 million, the gain on the change in control of interests in connection with the purchase of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.8 million, equity in income of our Joint Ventures of $0.1 million and the effect of the straight-lining of rental income of approximately $1.7 million.

Net cash used in investing activities of approximately $53.4 million for the six months ended June 30, 2012 was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of one property and several land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by distributions from the Other Real Estate Partnerships in excess of equity in income, net proceeds from the sale of real estate and the repayments on our mortgage notes receivable.

During the six months ended June 30, 2012, we sold six industrial properties comprising approximately 0.8 million square feet of GLA. Proceeds from the sales of the six industrial properties, net of closing costs, were approximately $22.0 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2012.

During the six months ended June 30, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. We also acquired several land parcels. The purchase price of these land parcel acquisitions totaled approximately $40.0 million, excluding costs incurred in conjunction with the acquisition of these land parcels.

Net cash used in financing activities of approximately $1.9 million for the six months ended June 30, 2012 was comprised primarily of repayments on our senior unsecured notes and mortgage and other loans payable, payments of debt and equity issuance costs, preferred general partnership Unit distributions, the repurchase and retirement of restricted units and payments on the interest rate swap agreement, offset by the net proceeds from the issuance of Units and net proceeds from our Unsecured Credit Facility.

During the six months ended June 30, 2012, we repurchased $87.4 million of our unsecured notes at an aggregate purchase price of $89.3 million. Additionally, we also paid off and retired our 2012 Notes, at maturity, in the amount of $61.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the six months ended June 30, 2012, the Company issued 1,532,598 shares of its common stock in “at-the-market” offerings, resulting in net proceeds of approximately $18.1 million. These proceeds were contributed to us in exchange for an equivalent number of Units. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward- looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2012 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At June 30, 2012, approximately $1,071.2 million (approximately 77.8% of total debt at June 30, 2012) of our debt was fixed rate debt and approximately $306.0 million (approximately 22.2% of total debt at June 30, 2012) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at June 30, 2012, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.7 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at June 30, 2012. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2012, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Units (see Note 10 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2012, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

IRS Tax Refund

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagrees with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. We have reached a preliminary written agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13.7 million, which equates to approximately $4.8 million of taxes owed. We must also pay accrued interest which approximates $0.5 million as of June 30, 2012. During the three months ended June 30, 2012, the Operating Partnership recorded a charge of $5.3 million related to the preliminary agreed-upon adjustment which is reflected as a component of income tax expense.

The settlement amount is subject to final review and approval by the Joint Committee on Taxation. There can be no assurance that the settlement amount will be approved at the level we currently anticipate, nor can we provide an estimate of the timing of the final approval.

In addition, we are currently in discussions with the regional office of the IRS to determine the timing of the impact of the proposed tax settlement on the tax liability of the limited partners of the Operating Partnership and the stockholders of the Company.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events

From July 1, 2012 to August 3, 2012, we sold two industrial properties for approximately $4.7 million. There were no industrial properties acquired during this period.

On July 3, 2012, the Operating Partnership entered into a loan commitment with a life insurance company lender for mortgage loans, aggregating to $97.6 million. The closings of the mortgage loans are subject to lender due diligence and documentation and there can be no assurance that the mortgage loans will close or, if closed, will generate the anticipated proceeds. The mortgage loans are expected to be cross-collateralized by 30 industrial properties, have a term of 10 years and bear interest at 4.03%.

On July 3, 2012, the Other Real Estate Partnerships entered into a loan commitment with a major life insurance company lender for a mortgage loan of $3.0 million. The closing of the mortgage loan is subject to lender due diligence and documentation and there can be no assurance that the mortgage loan will close or, if closed, will generate the anticipated proceeds. The mortgage loan is expected to be collateralized by one industrial property, have a term of 10 years and bear interest at 4.03%.

In 2009, we originated a mortgage loan receivable with a purchaser of one of our industrial properties. Subsequent to June 30, 2012, we were notified that the sole tenant in the industrial property that serves as collateral for the mortgage loan receivable filed for Chapter 7 bankruptcy. As of the date of this filing, the mortgagor is current on its loan payments. As of June 30, 2012, the mortgage loan receivable had an outstanding principal balance of $7.7 million, offset by an unamortized discount of $0.3 million, resulting in a carrying value of $7.4 million.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2012

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith